Form 10-Q
period 2015-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2015-11-09
CIK 1115055

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

              (mark one)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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
As of  November 3, 2015 there were 40,850,715 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2015

FORWARD-LOOKING STATEMENTS

Certain of the statements in this quarterly report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "goal," "objective," "intend," "plan," "believe," "should," "hope," "pursue," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial to maintain the historical growth of its loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA, the Knoxville MSA, the Chattanooga, TN-GA MSA and the Memphis, TN-MS-AR MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates on loans or deposits; (ix) the results of regulatory examinations; (x) the ability to retain large, uninsured deposits; (xi) the development of any new market other than the Nashville, Knoxville, Chattanooga or Memphis MSAs; (xii) a merger or acquisition; (xiii) risks of expansion into new geographic or product markets, like the recent expansion into the Chattanooga and Memphis MSAs; (xiv) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Financial), to retain financial advisors (including those at CapitalMark Bank & Trust (CapitalMark)  and Magna Bank (Magna)) or otherwise to attract new customers; (xvi) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvii) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels; (xviii) risks associated with litigation, including the applicability of insurance coverage; (xix) the risk that the cost savings and any revenue synergies from the recent mergers with CapitalMark and Magna may not be realized or take longer than anticipated to be realized; (xx) disruption from the CapitalMark and Magna mergers with customers, suppliers or employee relationships; (xxi) the risk of successful integration of CapitalMark's and Magna's business with ours; (xxii) the amount of the costs, fees, expenses, charges and changes to the fair value adjustments related to the CapitalMark and Magna mergers; (xxiii) reputational risk and the reaction of Pinnacle Financial's, CapitalMark's and Magna's customers to the recent CapitalMark and Magna mergers; (xxiv) the risk that the integration of CapitalMark's and Magna's operations with Pinnacle Financial's will be materially delayed or will be more costly or difficult than expected; (xxv) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xxvi) the vulnerability of our network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxvii) the possibility of increased compliance costs as a result of increased regulatory oversight, including oversight of companies in which Pinnacle Financial has significant investments, the development of additional products and services for our corporate and consumer clients and potential asset growth above $10 billion; (xxviii) the risks associated with our being a minority investor in Bankers Healthcare Group, LLC, including the risk that the owners of a majority of the equity interests in Bankers Healthcare Group decide to sell the company; and (xxix) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. A more detailed description of these and other risks is contained herein and in Part II Item 1A. "Risk Factors" below. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and noninterest-bearing due from banks	$68,595,726	$48,741,692
Interest-bearing due from banks	245,289,355	134,176,054
Federal funds sold and other	13,153,196	4,989,764
Cash and cash equivalents	327,038,277	187,907,510

Securities available-for-sale, at fair value	972,295,754	732,054,785
Securities held-to-maturity (fair value of $31,850,119 and $38,788,870 at
September 30, 2015 and December 31, 2014, respectively)	31,698,000	38,675,527
Mortgage loans held-for-sale	47,671,890	14,038,914
Loans held-for-sale	20,236,426	-

Loans	6,335,988,628	4,590,026,505
Less allowance for loan losses	(63,758,390)	(67,358,639)
Loans, net	6,272,230,238	4,522,667,866

Premises and equipment, net	81,527,013	71,576,016
Equity method investment	81,763,986	-
Accrued interest receivable	21,510,180	16,988,407
Goodwill	429,415,765	243,529,010
Core deposits and other intangible assets	11,640,802	2,893,072
Other real estate owned	4,772,567	11,186,414
Other assets	247,262,954	176,730,276
Total assets	$8,549,063,852	$6,018,247,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,876,910,141	$1,321,053,083
Interest-bearing	1,293,247,497	1,005,450,690
Savings and money market accounts	2,691,218,826	2,024,957,383
Time	739,302,052	431,143,756
Total deposits	6,600,678,516	4,782,604,912
Securities sold under agreements to repurchase	68,077,412	93,994,730
Federal Home Loan Bank advances	545,329,689	195,476,384
Subordinated debt and other borrowings	142,476,000	96,158,292
Accrued interest payable	1,703,146	631,682
Other liabilities	56,573,535	46,688,416
Total liabilities	7,414,838,298	5,215,554,416
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $1.00; 90,000,000 shares authorized;
40,802,904 and 35,732,483 shares issued and outstanding
at September 30, 2015 and December 31, 2014, respectively	40,802,904	35,732,483
Additional paid-in capital	835,279,986	561,431,449
Retained earnings	256,648,129	201,371,081
Accumulated other comprehensive loss, net of taxes	1,494,535	4,158,368
Total stockholders' equity	1,134,225,554	802,693,381
Total liabilities and stockholders' equity	$8,549,063,852	$6,018,247,797

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$61,453,541	$47,510,761	$161,245,890	$136,296,125
Securities:
Taxable	3,953,948	3,469,311	10,858,790	10,817,854
Tax-exempt	1,416,954	1,533,029	4,300,740	4,694,438
Federal funds sold and other	367,671	268,455	967,935	828,335
Total interest income	67,192,114	52,781,556	177,373,355	152,636,752

Interest expense:
Deposits	3,587,048	2,435,426	8,610,266	7,512,428
Securities sold under agreements to repurchase	39,437	38,702	99,725	100,546
Federal Home Loan Bank advances and other borrowings	1,506,528	770,367	3,505,199	2,352,501
Total interest expense	5,133,013	3,244,495	12,215,190	9,965,475
Net interest income	62,059,101	49,537,061	165,158,165	142,671,277
Provision for loan losses	2,227,937	851,194	3,729,144	1,593,180
Net interest income after provision for loan losses	59,831,164	48,685,867	161,429,021	141,078,097

Noninterest income:
Service charges on deposit accounts	3,258,058	2,912,617	9,246,262	8,669,229
Investment services	2,525,980	2,353,118	7,184,474	6,645,362
Insurance sales commissions	1,102,859	1,037,043	3,721,260	3,566,835
Gain on mortgage loans sold, net	1,894,731	1,352,976	5,488,096	4,256,451
Investment gains on sales, net	-	29,221	562,017	29,221
Trust fees	1,437,039	1,109,278	3,979,439	3,326,877
Income from equity method investment	5,285,000	-	12,752,456	-
Other noninterest income	5,906,747	4,094,200	16,988,490	11,724,284
Total noninterest income	21,410,414	12,888,453	59,922,494	38,218,259

Noninterest expense:
Salaries and employee benefits	27,745,643	21,721,663	75,051,061	65,244,092
Equipment and occupancy	6,932,758	6,477,076	18,856,952	18,103,458
Other real estate expense, net	(686,071)	417,197	(405,350)	1,294,355
Marketing and other business development	1,252,270	945,805	3,398,185	2,919,696
Postage and supplies	795,403	569,707	2,175,873	1,674,515
Amortization of intangibles	602,545	236,163	1,057,372	711,514
Merger related expense	2,248,569	-	2,307,622	-
Other noninterest expense	6,215,863	3,991,944	16,243,612	11,959,708
Total noninterest expense	45,106,980	34,359,555	118,685,327	101,907,338
Income before income taxes	36,134,598	27,214,765	102,666,188	77,389,018
Income tax expense	11,985,846	9,017,943	34,010,894	25,655,089
Net income	$24,148,752	$18,196,822	$68,655,294	$51,733,929
Per share information:
Basic net income per common share	$0.64	$0.52	$1.91	$1.49
Diluted net income per common share	$0.62	$0.52	$1.86	$1.48
Weighted average shares outstanding:
Basic	37,828,329	34,762,206	36,009,659	34,688,064
Diluted	38,792,787	35,155,224	36,944,171	35,069,764

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$24,148,752	$18,196,892	$68,655,294	$51,733,929
Other comprehensive income (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	2,117,326	(739,313)	(892,254)	9,311,318
Change in fair value of cash flow hedges, net of tax	(845,615)	273,312	(1,430,041)	(2,556,206)
Net gain on sale of investment securities reclassified from other comprehensive income into net income, net of tax	-	(17,758)	(341,538)	(17,758)
Total other comprehensive income (loss), net of tax	1,271,711	(483,759)	(2,663,833)	6,737,354
Total comprehensive income	$25,420,463	$17,713,133	$65,991,461	$58,471,283

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Stockholders' Equity
	Shares	Amount

Balances, December 31, 2013	35,221,941	$35,221,941	$550,212,135	$142,298,199	$(4,024,614)	$723,707,661
Exercise of employee common stock
options and related tax benefits	218,108	218,108	6,347,045	-	-	6,565,153
Common dividends paid	-	-	-	(8,535,894)	-	(8,535,894)
Issuance of restricted common shares,
net of forfeitures	281,416	281,416	(281,416)	-	-	-
Restricted shares withheld for taxes and related tax benefit	(66,924)	(66,924)	(2,177,101)	-	-	(2,244,025)
Compensation expense for restricted shares	-	-	3,969,973	-	-	3,969,973
Net income	-	-	-	51,733,929	-	51,733,929
Other comprehensive income	-	-	-	-	6,737,354	6,737,354
Balances, September 30, 2014	35,654,541	$35,654,541	$558,070,636	$185,496,234	$2,712,740	$781,934,151

Balances, December 31, 2014	35,732,483	$35,732,483	$561,431,449	$201,371,081	$4,158,368	$802,693,381
Exercise of employee common stock
options and related tax benefits	205,628	205,628	4,869,810	-	-	5,075,438
Common dividends paid	-	-	-	(13,378,246)		(13,378,246)
Issuance of restricted common shares,
net of forfeitures	251,196	251,196	(251,196)	-	-	-
Common stock issued in conjunction with CapitalMark acquisition	3,306,184	3,306,184	202,648,875	-	-	205,955,059
Common stock issued in conjunction with Magna acquisition	1,371,717	1,371,717	62,166,214	-	-	63,537,931
Restricted shares withheld for taxes and related tax benefit	(64,304)	(64,304)	(890,194)	-	-	(954,498)
Compensation expense for restricted shares	-	-	5,305,028	-	-	5,305,028
Net income	-	-	-	68,655,294	-	68,655,294
Other comprehensive loss	-	-	-	-	(2,663,833)	(2,663,833)
Balances, September 30, 2015	40,802,904	$40,802,904	$835,279,986	$256,648,129	$1,494,535	$1,134,225,554

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$68,655,294	$51,733,929
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	3,476,415	3,353,794
Depreciation and amortization	4,987,259	6,987,533
Provision for loan losses	3,729,144	1,593,180
Gain on mortgage loans sold, net	(5,488,096)	(4,256,451)
Gain on sale of investment securities	(562,017)	(29,221)
Stock-based compensation expense	5,305,028	3,969,973
Deferred tax expense (benefit)	249,179	(361,424)
(Gains) losses on dispositions of other real estate and other investments, net	(426,069)	(92,577)
(Gains) losses from equity method investment	(12,752,456)	-
Excess tax benefit from stock compensation	(2,537,097)	(1,526,772)
Changes in other loans held for sale	(20,236,426)	-
Mortgage loans held for sale:
Loans originated	(361,610,268)	(242,784,212)
Loans sold	354,142,000	240,761,000
Increase in other assets	17,774,166	3,978,907
Decrease in other liabilities	(19,804,697)	(2,526,028)
Net cash provided by operating activities	34,901,359	60,801,631

Investing activities:
Activities in securities available-for-sale:
Purchases	(263,963,695)	(97,806,318)
Sales	125,020,082	2,360,478
Maturities, prepayments and calls	103,815,445	86,531,771
Activities in securities held-to-maturity:
Purchases	(1,550,995)	-
Maturities, prepayments and calls	8,005,000	1,094,966
Increase in loans, net	(455,811,945)	(283,931,233)
Purchases of software, premises and equipment	(7,907,943)	(3,991,211)
Proceeds from sales of software, premises and equipment	654,069	-
Acquisitions of CapitalMark and Magna, net of cash acquired	5,876,592	-
Increase in equity-method investment	(69,011,530)	-
(Increase) decrease in other investments	(708,018)	31,553
Net cash used in investing activities	(555,582,938)	(295,709,994)

Financing activities:
Net increase in deposits	412,421,421	128,858,023
Net decrease in securities sold under agreements to repurchase	(43,791,132)	(5,692,815)
Advances from Federal Home Loan Bank:
Issuances	1,135,000,000	585,000,000
Payments/maturities	(847,251,755)	(460,063,036)
Increase (decrease) in subordinated debt and other borrowings, net	46,317,708	(1,875,000)
Cash paid to redeem senior preferred stock at acquired entities	(36,607,714)	-
Exercise of common stock options and stock appreciation rights,
net of repurchase of restricted shares	4,564,967	4,321,128
Excess tax benefit from stock compensation	2,537,097	1,526,772
Common stock dividends paid	(13,378,246)	(8,535,894)
Net cash provided by financing activities	659,812,346	243,539,178
Net increase in cash and cash equivalents	139,130,767	8,630,815
Cash and cash equivalents, beginning of period	187,907,510	208,938,737
Cash and cash equivalents, end of period	$327,038,277	$217,569,552

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee.  Pinnacle Financial completed its acquisitions of CapitalMark Bank and Trust (CapitalMark) and Magna Bank (Magna) (jointly, the acquisitions) on July 31, 2015 and September 1, 2015, respectively. Pinnacle Bank provides a full range of banking services in its primary market areas of the Nashville-Davidson-Murfreesboro-Franklin, TN, the Knoxville, TN, the Chattanooga, TN-GA and Memphis, TN-MS-AR Metropolitan Statistical Areas.

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

The financial statements and footnotes accompanying this Form 10-Q and the financial condition and results of operations described herein reflect the impact of the acquisitions beginning on the respective acquisition dates and are subject to future refinements to the firm's purchase accounting adjustments.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, the valuation of purchased loan, deferred tax assets, other real estate owned and our investment portfolio, including other-than-temporary impairment, and any potential impairment of intangible assets, including goodwill. These financial statements should be read in conjunction with Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to Pinnacle Financial's significant accounting policies as disclosed in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the nine months ended September 30, 2015 and 2014 was as follows:

	For the nine months ended September 30,
	2015	2014
Cash Transactions:
Interest paid	$11,807,394	$10,186,045
Income taxes paid, net	30,186,000	22,150,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	11,732,626	5,634,327
Loans foreclosed upon and transferred to other real estate owned	252,896	1,672,459
Loans foreclosed upon and transferred to other repossessed assets	5,947,634	1,398,823
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

The following is a summary of the basic and diluted net income per share calculations for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic net income per share calculation:
Numerator - Net income	$24,148,752	$18,196,892	$68,655,294	$51,733,929

Denominator - Average common shares outstanding	37,828,329	34,762,206	36,009,659	34,688,064
Basic net income per share	$0.64	$0.52	$1.91	$1.49

Diluted net income per share calculation:
Numerator – Net income	$24,148,752	$18,196,892	$68,655,294	$51,733,929

Denominator - Average common shares outstanding	37,828,329	34,762,206	36,009,659	34,688,064
Dilutive shares contingently issuable	964,458	393,018	934,512	381,700
Average diluted common shares outstanding	38,792,787	35,155,224	36,944,171	35,069,764
Diluted net income per share	$0.62	$0.52	$1.86	$1.48

Purchased Loans —  Purchased loans, including loans acquired through a merger, are initially recorded at fair value on the date of purchase. Purchased loans that contain evidence of post-origination credit deterioration as of the purchase date are carried at the net present value of expected future cash flows. All other purchased loans are recorded at their initial fair value, and adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and any other adjustment to carrying value. Pursuant to U.S. GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities as of the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (Day 1 Fair Values).

At the time of acquisition, management evaluates all purchased loans using a variety of factors such as current classification or risk rating, past due status and history as a component of the fair value determination. For those purchased loans without evidence of credit deterioration, management evaluates each reviewed loan using an internal grading system with a grade assigned to each loan at the date of acquisition. To the extent that any purchased loan is not specifically reviewed, such loan is assumed to have characteristics similar to the characteristics of the specifically reviewed acquired portfolio of purchased loans. The grade for each purchased loan without evidence of credit deterioration is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to Pinnacle Financial that provides material insight regarding the loan's performance, the borrower's capacity to repay or the underlying collateral. To the extent that current information indicates it is probable that Pinnacle Financial will collect all amounts according to the contractual terms thereof, such loan is not considered impaired and is not considered in the determination of the required allowance for loan losses (ALL). To the extent that current information indicates it is probable that Pinnacle Financial will not be able to collect all amounts according to the contractual terms thereon, such loan is considered in the determination of the required level of ALL.
In determining the Day 1 Fair Values of purchased loans without evidence of post-origination credit deterioration at the date of acquisition, management includes (i) no carry over of any previously recorded ALL and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest and expected loss, given the risk profile and grade assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.
Purchased loans that contain evidence of credit deterioration on the date of purchase are individually evaluated by management to determine the estimated fair value of each loan. This evaluation includes no carryover of any previously recorded ALL. In determining the estimated fair value of purchased loans with evidence of credit deterioration, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received.
In determining the Day 1 Fair Values of purchased loans with evidence of credit deterioration, management calculates a non-accretable difference (the credit risk component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management's determination of the Day 1 Fair Values. Subsequent increases in expected cash flows will result in an adjustment to accretable yield, which will have a positive impact on interest income. Subsequent decreases in expected cash flows will generally result in increased provision for loan losses. Subsequent increases in expected cash flows following any previous decrease will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield. The accretable difference on purchased loans with evidence of credit deterioration is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. For purchased loans with evidence of credit deterioration for which the expected cash flows cannot be forecasted, these loans are deemed to be collateral dependent are recorded at their fair value and are placed on nonaccrual.
Mortgage Servicing Rights — In conjunction with the acquisition of Magna, Pinnacle acquired a commercial and residential mortgage servicing portfolio which was recorded at fair value in conjunction with purchase accounting.   The rights to service loans (MSRs) represent an intangible financial asset which going forward will be reported at the lower of amortized cost or fair market value in the accompanying balance sheet.

Additions to our MSRs are recorded at fair value, while MSRs retained in connection with the sale of the principal due on a mortgage loan are capitalized at fair value. The value of servicing rights is initially measured using a discounted cash flow model. All servicing rights capitalized have involved the retention of servicing rights only; Pinnacle Financial does not retain residual interest, "first loss" obligations, or other similar on-going financial interests in the loans it sells to third parties, nor have we participated any securitizations with any special purpose entities.

U.S. GAAP requires periodic evaluation of the fair value of the residential mortgage servicing rights. When fair value is less than amortized cost, a valuation allowance is created through a charge to earnings to reduce the carrying value of residential servicing rights to fair value. The carrying value of residential servicing may be increased (not to exceed amortized cost) through a credit to income to reduce or remove the valuation allowance if subsequent valuations indicate that fair value exceeds amortized cost.

Except for recovery of amounts invested in acquiring servicing rights, servicing mortgage loans for others does not generally impose significant financial risks to the servicer. There are, however, certain investors for whom servicing does involve some risk of loss. For example, servicing Federal Housing Administration (FHA) insured or Veterans Administration (VA) guaranteed loans can result in the servicer advancing principal and interest payments for delinquent borrowers, or incurring a shortfall in the total amount of principal collected under certain foreclosure circumstances.

Subordinated Debt Issuance— On July 30, 2015, Pinnacle Bank issued $60.0 million in aggregate principal amount of Fixed–to-Floating Rate Subordinated Notes due 2025 (the Notes) in a private placement transaction to accredited institutional investors. The maturity date of the notes is July 30, 2025, although Pinnacle Bank may redeem some or all of the Notes beginning on the interest payment date of July 30, 2020 and on any interest payment date thereafter at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to the date of redemption, subject to the prior approval of the Federal Deposit Insurance Corporation (the FDIC).

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

The sale of the Notes yielded net proceeds of approximately $59.1 million after deducting the placement agents' fees and estimated expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the offering, together with available cash, to pay the cash portion of the merger consideration payable to the shareholders of CapitalMark, to pay the cash portion of the merger consideration payable to Magna shareholders in connection with the mergers, to pay the amounts necessary to redeem the preferred shares that each of CapitalMark and Magna issued to the United States Department of the Treasury in connection with their participation in the Treasury's Small Business Lending Fund and for general corporate purposes.

Note 2. Acquisitions

Acquisition of CapitalMark Bank & Trust

On July 31, 2015, Pinnacle Financial consummated its previously announced acquisition of CapitalMark Bank & Trust (CapitalMark). Pursuant to the terms of the Agreement and Plan of Merger dated as of April 7, 2015 by and among Pinnacle Financial, Pinnacle Bank, and CapitalMark (the CapitalMark Merger Agreement), CapitalMark merged with and into Pinnacle Bank, with Pinnacle Bank continuing as the surviving corporation (the CapitalMark Merger).
By virtue of the CapitalMark Merger, each holder of an issued and outstanding share of common stock of CapitalMark had the right to elect, for each share of CapitalMark common stock held by such holder, to receive either (i) 0.50 shares of Pinnacle Financial's common stock, (ii) an amount in cash equal to the value of 0.50 shares of Pinnacle Financial's common stock, based on the 10-day average closing price for Pinnacle Financial's common stock prior to July 31, 2015 (which such amount equaled $26.78), or (iii) a combination of stock and cash.
Approximately 90% and 10%, respectively, of CapitalMark's outstanding shares of common stock as of the effective time of the CapitalMark Merger were converted into shares of Pinnacle Financial common stock and cash, respectively. As a result, Pinnacle Financial issued approximately 3.3 million shares of its common stock and paid approximately $19.7 million in cash (including payments related to fractional shares) to the CapitalMark shareholders. Fractional shares were converted to cash based on the 10-day average closing price for Pinnacle Financial's common stock prior to July 31, 2015. All of CapitalMark's outstanding stock options vested upon consummation of the CapitalMark Merger and were converted into options to purchase shares of Pinnacle Financial's common stock at the common stock exchange rates. The fair market value of stock options assumed was $30.4 million.

With this acquisition, Pinnacle Financial expanded its presence in the East Tennessee region by expanding into Chattanooga. Pinnacle Financial believes that cost savings will be recognized in future periods through the elimination of redundant operations. The following summarizes consideration paid and a preliminary allocation of purchase price to net assets acquired (in thousands):
	Number of Shares	Amount
Equity consideration:
Common stock issued	3,306,184	$175,525
Fair value of stock options assumed		30,430
Total equity consideration		$205,955

Non-equity consideration - Cash		$19,675
Total consideration paid		$225,630

Allocation of total consideration paid:
Preliminary fair value of net assets assumed including estimated identifiable intangible assets		$69,018
Goodwill		$156,612

Acquisition of Magna Bank
On September 1, 2015, Pinnacle Financial consummated its previously announced acquisition of Magna Bank (Magna). Pursuant to the terms of the Agreement and Plan of Merger dated as of April 28, 2015 by and among Pinnacle Financial, Pinnacle Bank and Magna (the Magna Merger Agreement), Magna merged with and into Pinnacle Bank, with Pinnacle Bank continuing as the surviving corporation (the Magna Merger and together with the CapitalMark Merger, the Mergers).
By virtue of the Magna Merger, each holder of an issued and outstanding share of common stock of Magna (including shares of Magna's common stock issued automatically upon conversion of Magna's Series D preferred stock immediately prior to the effective time of the Magna Merger) had the right to elect, for each share of Magna common stock held by such holder (including shares of Magna's common stock issued automatically upon conversion of Magna's Series D preferred stock immediately prior to the effective time of the Magna Merger), to receive either (i) 0.3369 shares of Pinnacle Financial's common stock, (ii) an amount in cash equal to $14.32, or (iii) a combination of stock and cash.
In total, Magna common shareholders (including holders of shares of Magna's common stock issued automatically upon conversion of Magna's Series D preferred stock immediately prior to the effective time of the Merger) had approximately 75% of their shares of Magna common stock as of the effective time of the Merger (including shares of Magna's common stock issued automatically upon conversion of Magna's Series D preferred stock immediately prior to the effective time of the Merger) converted into shares of common stock of the Company and approximately 25% of their shares converted into cash. As a result, Pinnacle Financial issued approximately 1.4 million shares of its common stock and paid approximately $19.5 million in cash (including payments related to fractional shares) to the Magna shareholders. Additionally, at the time of the merger there were 139,417 unexercised stock options that were exchanged for cash equal to $14.32 less the respective exercise price. This consideration totaled approximately $848,000, including all applicable payroll taxes.

With this acquisition, Pinnacle Financial expanded its presence in the Memphis market of Tennessee. Pinnacle Financial believes that cost savings will be recognized in future periods through the elimination of redundant operations. The following summarizes consideration paid and a preliminary allocation of purchase price to net assets acquired (in thousands):

	Number of Shares	Amount
Equity consideration:
Common stock issued	1,371,717	$63,538
Total equity consideration		$63,538

Non-Equity Consideration:
Cash paid to redeem common stock		$19,453
Cash paid to exchange outstanding stock options		847
Total consideration paid		$83,838

Allocation of total consideration paid:
Preliminary fair value of net assets assumed including estimated identifiable intangible assets		54,132
Goodwill		29,706
Pinnacle Financial accounted for the Mergers under the acquisition method in accordance with ASC Topic 805. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the Mergers. The following purchase price allocations on the Mergers are preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities. Upon receipt of final fair value estimates, which must be within one year of the merger dates, Pinnacle Financial will make any final adjustments to the purchase price allocation and prospectively adjust any goodwill recorded. Material adjustments to estimated fair values as of the date of the Mergers would be recorded in the period in which the Merger occurred, and as a result, previously reported results are subject to change. Information regarding Pinnacle Financial's loan discount and related deferred tax asset, core deposit intangible asset and related deferred tax liability, as well as income taxes payable and the related deferred tax balances, and potentially other account balances recorded in the Mergers may be adjusted as Pinnacle Financial refines its estimates. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the Mergers. Pinnacle Financial may incur losses on the acquired loans that are materially different from losses Pinnacle Financial originally projected.

The acquired assets and liabilities, as well as the preliminary adjustments to record the assets and liabilities at their estimated fair values, are presented in the following tables (in thousands):
CapitalMark
	As of July 31, 2015
	CapitalMark Historical Cost Basis	Preliminary Fair Value Adjustments	As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$28,021	$-	$28,021
Investment securities(1)	150,799	(399)	150,400
Loans, net of allowance for loan losses(2)	881,906	(20,704)	861,202
Other real estate owned	1,728	-	1,728
Core deposit intangible(3)	-	6,193	6,452
Other assets	36,113	6,239	42,352
Total Assets	$1,098,826	$(8,671)	$1,090,155

Liabilities
Interest-bearing deposits(4)	$758,492	$891	$759,383
Non-interest bearing deposits	193,798	-	193,798
Borrowings(5)	32,874	228	33,102
Other liabilities	34,854	-	34,854
Total Liabilities	$1,020,018	$1,119	$1,021,137
Net Assets Acquired	$78,808	$(9,790)	$69,018

Explanation of certain fair value adjustments
(1)	The amount represents the adjustment of the book value of CapitalMark's investment securities to their estimated fair value on the date of acquisition.
(2)	The amount represents the adjustment of the net book value of CapitalMark's loans to their estimated fair value based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.
(3)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.
(4)	The adjustment is necessary because the weighted average interest rate of CapitalMark's deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio.
(5)	The adjustment is necessary because the weighted average interest rate of CapitalMark's FHLB advances exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio.

Magna
	As of September 1, 2015
	Magna Historical Cost Basis	Preliminary Fair Value Adjustments	As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$17,832	$-	$17,832
Investment securities(1)	59,719	(281)	59,438
Loans, net of allowance for loan losses(2)	471,994	(10,009)	461,985
Other real estate owned(3)	1,471	139	1,610
Core deposit intangible(4)	-	3,169	3,169
Other assets(5)	36,794	5,300	42,094
Total Assets	$587,810	$(1,682)	$586,128

Liabilities
Interest-bearing deposits(6)	$402,535	$1,268	$403,803
Non-interest bearing deposits	48,851	-	48,851
Borrowings(7)	46,900	506	47,406
Other liabilities	31,936	-	31,936
Total Liabilities	$530,222	$1,774	$531,996
Net Assets Acquired	$57,888	$(3,456)	$54,132

Explanation of certain fair value adjustments:
(1)	The amount represents the adjustment of the book value of Magna's investment securities to their estimated fair value on the date of acquisition.
(2)
 The amount represents the adjustment of the net book value of Magna's loans to their estimated fair value based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.

(3)	The amount represents the adjustment to the book value of Magna's OREO to fair value on the date of acquisition.
(4)	The amount represents the fair value of the core deposit intangible asset created in the acquisition.
(5)	The amount represents the deferred tax asset recognized on the fair value adjustment of Magna's acquired assets and assumed liabilities as well as the fair value adjustment for the mortgage servicing right and property and equipment.
(6)	The adjustment is necessary because the weighted average interest rate of Magna's deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio.
(7)	The adjustment is necessary because the weighted average interest rate of Magna's FHLB advances exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio.

Note 3. Equity method investment

On February 1, 2015, Pinnacle Bank acquired a 30% interest in Bankers Healthcare Group, LLC (BHG) for $75 million. Pinnacle Bank accounts for this investment pursuant to the equity method for unconsolidated subsidiaries and recognizes its interest in BHG's profits and losses in noninterest income with corresponding adjustments to the BHG investment account. Currently, the equity method of accounting requires that this investment is reported as a net investment on the financial statements, but that embedded goodwill and intangibles should be identified, tested for impairment and amortized over their useful life within the equity method investment line of the balance sheet. Amortization expense associated with BHG's customer list and data processing capabilities is recorded in income from equity method investments. Pinnacle has not yet completed the purchase accounting for this equity method investment. On the acquisition date, Pinnacle Bank estimated its investment included embedded goodwill of $40.8 million and $14.4 million of technology, trade name and customer relationship intangibles. However, the FASB has issued an exposure draft, "Proposed Accounting Standards Update 2015-280 - Investments - Equity Method and Joint Ventures (Topic 323)", that may result in equity method investments moving from the currently prescribed method of accounting to an impairment based model. Pinnacle Bank recorded earnings of $12.7 million, net of approximately $1.6 million in intangible amortization expense for the first nine months of 2015. During the third quarter of 2015, Pinnacle Bank received a $6.4 million dividend from BHG, which under the equity method of accounting reduced the carrying amount of our investment in BHG. Earnings from BHG are included in Pinnacle Bank and Pinnacle Financial's consolidated tax return.

A summary of BHG's financial position and results of operations as of and for the nine months ended September 30, 2015 were as follows (in thousands):

Banker's Healthcare Group

September 30, 2015

Assets	$211,451

Liabilities	130,689
Equity interests	80,762
Total liabilities and equity	$211,451

For the nine months ended
September 30, 2015

Revenues	$102,574
Net income, pre-tax	$53,002

In connection with the BHG acquisition, Pinnacle Bank borrowed $40 million pursuant to a loan agreement which requires Pinnacle Financial and Pinnacle Bank to maintain certain financial covenants including minimum capital ratios, liquidity requirements and other non-financial covenants. The loan had a 5-year maturity and bore interest at approximately 2.95% per annum. This loan was paid in full during the third quarter of 2015.

While Pinnacle Bank's investment in BHG is expected to have a modest impact on Pinnacle Financial's balance sheet volumes throughout the remainder of 2015, this investment primarily serves to increase and diversify Pinnacle Financial's fee income. Additionally, Pinnacle Financial utilizes BHG's marketing platform to distribute certain of its financial services through BHG's national distribution channel.

Note 4.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015:
Securities available-for-sale:
U.S. Treasury securities	$9,996	$3	$-	$9,999
U.S. government agency securities	147,268	83	2,548	144,803
Mortgage-backed agency securities	584,066	8,797	1,892	590,971
State and municipal securities	156,469	7,200	175	163,494
Asset-backed securities	51,348	52	509	50,891
Corporate notes and other	11,258	880	1	12,137
	$960,405	$17,015	$5,125	$972,295
Securities held-to-maturity:
State and municipal securities	$31,698	$227	$75	$31,850
	$31,698	$227	$75	$31,850

December 31, 2014:
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	117,098	12	3,654	113,456
Mortgage-backed agency securities	447,757	10,322	2,240	455,839
State and municipal securities	130,545	8,213	180	138,578
Asset-backed securities	13,089	14	85	13,018
Corporate notes and other	10,196	969	2	11,163
	$718,685	$19,530	6,161	$732,054
Securities held-to-maturity:
State and municipal securities	$38,676	$205	$92	$38,789
	$38,676	$205	$92	$38,789

At September 30, 2015, approximately $757.2 million of securities within Pinnacle Financial's investment portfolio were either pledged to secure public funds and other deposits or securities sold under agreements to repurchase.

The amortized cost and fair value of debt securities as of September 30, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
September 30, 2015:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$17,623	$17,670	$962	$963
Due in one year to five years	38,088	39,631	8,990	9,058
Due in five years to ten years	180,128	184,465	12,863	12,964
Due after ten years	89,152	88,667	8,883	8,865
Mortgage-backed securities	584,066	590,971	-	-
Asset-backed securities	51,348	50,891	-	-
	$960,405	$972,295	$31,698	$31,850

At September 30, 2015 and December 31, 2014, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2015:

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	60,704	1,206	65,803	1,342	126,507	2,548
Mortgage-backed securities	108,531	762	105,911	1,130	214,442	1,892
State and municipal securities	11,921	78	5,671	172	17,592	250
Asset-backed securities	30,183	487	7,105	22	37,288	509
Corporate notes	502	1	-	-	502	1
Total temporarily-impaired securities	$211,841	$2,534	$184,490	$2,666	$396,331	$5,200

At December 31, 2014:

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	3,593	10	103,658	3,644	107,251	3,654
Mortgage-backed securities	91,410	405	102,892	1,835	194,302	2,240
State and municipal securities	3,561	15	16,502	257	20,063	272
Asset-backed securities	-	-	9,289	85	9,289	85
Corporate notes	950	1	154	1	1,104	2
Total temporarily-impaired securities	$99,514	$431	$232,495	$5,822	$332,009	$6,253

    The applicable dates for determining when securities are in an unrealized loss position are September 30, 2015 and December 31, 2014. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended September 30, 2015 and December 31, 2014, but is in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at September 30, 2015, Pinnacle Financial had $5.2 million in unrealized losses on $396.3 million of securities. The unrealized losses associated with these investment securities are driven by changes in interest rates and the unrealized loss is recorded as a component of equity.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at September 30, 2015, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, available-for-sale securities of $125.0 million were sold and a gain of $562,000 realized during the nine months ended September 30, 2015. The investment portfolios of our acquired institutions were restructured in accordance with our asset liability policies. Of the $125.0 million in available-for-sale securities sold during the nine months ended September 30, 2015, $75.4 million and $16.3 million of the securities were sold to restructure the acquired portfolios of CapitalMark and Magna, respectively. As this restructuring was performed using Day 1 fair values, no gain or loss was recorded on these transactions.

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

Note 5.  Loans and Allowance for Loan Losses

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

Commercial loans receive risk ratings assigned by a financial advisor and approved by a senior credit officer subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators.  At September 30, 2015, approximately 74% of our legacy Pinnacle loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real-estate mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of September 30, 2015 and December 31, 2014 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
September 30, 2015
Accruing loans
Pass	$2,138,361	$1,015,126	$659,275	$2,081,298	$239,212	$6,133,272
Special Mention	21,038	3,196	5,348	42,527	952	73,061
Substandard (1)	25,297	12,756	3,805	49,376	-	91,234
Total	2,184,696	1,031,078	668,428	2,173,201	240,164	6,297,567
Impaired loans
Nonaccrual loans(3)
Substandard-nonaccrual	7,232	9,421	6,498	1,122	5,776	30,049
Doubtful-nonaccrual	-	-	-	-	-	-
Total nonaccrual loans	7,232	9,421	6,498	1,122	5,776	30,049
Troubled debt restructurings(2)
Pass	223	414	-	612	161	1,410
Special Mention	-	440	-	-	-	440
Substandard	-	2,923	-	3,600	-	6,523
Total troubled debt restructurings	223	3,777	-	4,212	161	8,373
Total impaired loans	7,455	13,198	6,498	5,334	5,937	38,422
Total loans	$2,192,151	$1,044,276	$674,926	$2,178,535	$246,101	$6,335,989

December 31, 2014
Accruing loans
Pass	$1,510,718	$697,607	$295,645	$1,704,910	$216,155	$4,425,035
Special Mention	7,353	2,536	15,215	31,733	-	56,837
Substandard (1)	21,707	12,631	5,997	42,704	-	83,039
Total	1,539,778	712,774	316,857	1,779,347	216,155	4,564,911
Impaired loans
Nonaccrual loans(3)
Substandard-nonaccrual	4,313	4,458	5,173	1,609	1,152	16,705
Doubtful-nonaccrual	-	-	-	-	-	-
Total nonaccrual loans	4,313	4,458	5,173	1,609	1,152	16,705
Troubled debt restructurings(2)
Pass	-	62	436	575	75	1,148
Special Mention	-	811	-	-	201	1,012
Substandard	-	3,053	-	3,198	-	6,251
Total troubled debt restructurings	-	3,926	436	3,773	276	8,411
Total impaired loans	4,313	8,384	5,609	5,382	1,428	25,116
Total loans	$1,544,091	$721,158	$322,466	$1,784,729	$217,583	$4,590,027

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of nonaccrual loans and troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $91.2 million at September 30, 2015, compared to $83.0 million at December 31, 2014.

(2)	Troubled debt restructurings are presented as an impaired loan; however, they continue to accrue interest at contractual rates.
(3)	Included in nonaccrual loans at September 30, 2015 are $11.8 million in loans acquired with deteriorated credit quality.

At September 30, 2015 and December 31, 2014, all loans classified as nonaccrual were deemed to be impaired. The principal balances of these nonaccrual loans amounted to $30.0 million and $16.7 million at September 30, 2015 and December 31, 2014, respectively, and are included in the tables above.  For the nine months ended September 30, 2015, the average balance of nonaccrual loans was $34.3 million compared to $17.5 million for the year ended December 31, 2014.  At the date such loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings.  Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized approximately $253,000 in interest income from cash payments received on nonaccrual loans during the three and nine months ended September 30, 2015 and $256,000 in interest income from cash payments received on nonaccrual loans during the year ended December 31, 2014. Had these remaining nonaccrual loans been on accruing status, interest income would have been higher by $480,000 for the nine months ended September 30, 2015 and by $682,000 for the nine months ended September 30, 2014. A nonaccrual loan may be returned to accruing status once the loan has been brought current as to the principal and interest and collection is reasonably assured or the loan has been "well secured" through other techniques.

As discussed in Note 2, during 2015, the Company acquired loans of $816.5 million from CapitalMark and $439.5 million from Magna. Of the $1.255 billion of net loans acquired in the Mergers in 2015, $1.243 billion were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics 310-10 and 310-20. Our acquired loans were recorded at fair value upon acquisition. In future periods these portfolios will be subject to additional allowance or provisioning charges in the event there is evidence of credit deterioration. The remaining $11.8 million, net were determined to have deteriorated credit quality under ASC Topic 310-30. The table below details these two subsections of the acquired loans by loan classification into each risk rating category as of September 30, 2015 (dollars in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Fair Value Adjustment	Net total acquired loans
September 30, 2015
Gross contractual acquired accruing loans
Pass	$462,538	$288,074	$196,765	$274,210	$16,131	(22,265)	$1,215,453
Special Mention	5,017	3,355	3,800	5,196	985	(1,092)	17,261
Substandard	7,873	1,143	993	1,102	-	(534)	10,577
Total	475,428	292,572	201,558	280,508	17,116	(23,891)	1,243,291
Gross contractual acquired impaired loans(1)
Nonaccrual loans
Substandard-nonaccrual	5,449	5,012	3,781	1,796	660	(4,939)	11,759
Doubtful-nonaccrual	-	-	-	-	-	-	-
Total nonaccrual loans	5,449	5,012	3,781	1,796	660	(4,939)	11,759
Total gross contractual acquired impaired loans	5,449	5,012	3,781	1,796	660	(4,939)	11,759
Total gross contractual acquired loans	$480,877	$297,584	$205,339	$282,304	$17,776	(28,830)	$1,255,050
(1)	All of the acquired impaired loans have been deemed to be collateral dependent and as such were placed on nonaccrual. As such, no accretable difference has been recorded on these loans.

The following table details the recorded investment, unpaid principal balance and related allowance and average recorded investment of our nonaccrual loans at September 30, 2015 and December 31, 2014 by loan classification and the amount of interest income recognized on a cash basis throughout the fiscal year-to-date period then ended, respectively, on these loans that remain on the balance sheets (in thousands):

	At September 30, 2015			For the nine months ended September 30, 2015
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$5,698	$7,249	$-	$5,983	$69
Consumer real estate – mortgage	5,582	6,249	-	5,107	-
Construction and land development	6,414	6,940	-	7,017	184
Commercial and industrial	988	4,114	-	2,260	-
Consumer and other	-	660	-	660	-
Total	$18,682	$25,212	$-	$21,027	$253

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,534	$1,827	$49	$2,115	$-
Consumer real estate – mortgage	3,839	4,343	743	4,081	-
Construction and land development	84	2,685	18	104	-
Commercial and industrial	134	137	27	394	-
Consumer and other	5,776	6,176	1,313	6,626	-
Total	$11,367	$15,168	$2,150	$13,320	$-
Total nonaccrual loans	$30,049	$40,380	$2,150	$34,347	$253

	At December 31, 2014			For the year ended December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$2,422	$2,641	$-	$2,624	$-
Consumer real estate – mortgage	1,472	1,901	-	1,552	-
Construction and land development	4,810	4,810	-	5,016	256
Commercial and industrial	1,325	1,804	-	1,561	-
Consumer and other	-	-	-	-	-
Total	$10,029	$11,156	$-	$10,753	$256

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,891	$2,107	$108	$1,958	$-
Consumer real estate – mortgage	2,986	3,205	654	3,080	-
Construction and land development	363	406	79	384	-
Commercial and industrial	284	294	62	316	-
Consumer and other	1,152	1,184	252	972	-
Total	$6,676	$7,196	$1,155	$6,710	$-
Total nonaccrual loans	$16,705	$18,352	$1,155	$17,463	$256

(1)	Collateral dependent loans are typically charged-off to their net realizable value and no specific allowance is carried related to those loans.

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

At both September 30, 2015 and December 31, 2014, there were $8.4 million of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within our Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process. These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each loan category where troubled debt restructurings were made during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
2015	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	1	$223	$183	1	$223	$183
Consumer real estate – mortgage	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	-	-	-	1	434	337
Consumer and other	-	-	-	-	-	-
	1	$223	$183	2	$657	$520

2014
Commercial real estate – mortgage	-	$-	$-	-	$-	$-
Consumer real estate – mortgage	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	1	215	171	8	3,162	2,273
Consumer and other	-	-	-	-	-	-
	1	$215	$171	8	$3,162	$2,273

During the three and nine months ended September 30, 2015 and 2014, Pinnacle Financial did not have any troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

The table below presents past due balances at September 30, 2015 and December 31, 2014, by loan classification and segment allocated between accruing and nonaccrual status (in thousands):

September 30, 2015	30-89 days past due and accruing	90 days or more past due and accruing(1)	Total past due and accruing	Nonaccrual(2)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$362	$223	$585	$4,656	$1,119,652	$1,124,893
All other	886	389	1,275	2,576	1,063,407	1,067,258
Consumer real estate – mortgage	3,185	2,038	5,223	9,421	1,029,632	1,044,276
Construction and land development	573	2,339	2,912	6,498	665,516	674,926
Commercial and industrial	2,765	114	2,879	1,122	2,174,534	2,178,535
Consumer and other	8,695	261	8,956	5,776	231,369	246,101
	$16,466	$5,364	$21,830	$30,049	$6,284,110	$6,335,989

December 31, 2014	30-89 days past due and accruing	90 days or more past due and accruing(1)	Total past due and accruing	Nonaccrual(2)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$-	$-	$-	$4,313	$760,207	$764,520
All other	2,232	-	2,232	-	777,339	779,571
Consumer real estate – mortgage	2,391	146	2,537	4,458	714,163	721,158
Construction and land development	421	-	421	5,173	316,872	322,466
Commercial and industrial	3,431	5	3,436	1,609	1,779,684	1,784,729
Consumer and other	9,532	172	9,704	1,152	206,727	217,583
	$18,007	$323	$18,330	$16,705	$4,554,992	$4,590,027
(1)	Approximately $1.3 million of the 90 days or more past due and accruing were obtained from our acquisitions with CapitalMark and Magna.
(2)	Approximately $19.6 million and $10.2 million of nonaccrual loans as of September 30, 2015 and December 31, 2014, respectively, were performing pursuant to their contractual terms at those dates.

The following table shows the allowance allocation by loan classification and accrual status at September 30, 2015 and December 31, 2014 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Commercial real estate –mortgage	$17,841	$22,094	$49	$108	$41	$-	$17,931	$22,202
Consumer real estate – mortgage	7,633	3,963	743	654	465	807	8,841	5,424
Construction and land development	4,201	5,555	18	79	-	90	4,219	5,724
Commercial and industrial	26,022	28,329	27	62	988	776	27,037	29,167
Consumer and other	3,464	1,261	1,312	252	30	57	4,806	1,570
Unallocated	-	-	-	-	-	-	924	3,272
	$59,161	$61,202	$2,149	$1,155	$1,524	$1,730	$63,758	$67,359

(1)
Troubled debt restructurings of $8.4 million as of both September 30, 2015 and December 31, 2014 are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

The following tables detail the changes in the allowance for loan losses from December 31, 2013 to December 31, 2014 and from December 31, 2014 to September 30, 2015 by loan classification and the allocation of the allowance for loan losses (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2013	$21,372	$8,355	$7,235	$25,134	$1,632	$4,242	$67,970
Charged-off loans	(875)	(1,621)	(301)	(3,095)	(1,811)	-	(7,703)
Recovery of previously charged-off loans	538	671	277	1,484	487	-	3,457
Provision for loan losses	1,167	(1,981)	(1,487)	5,644	1,262	(970)	3,635
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570	$3,272	$67,359

Collectively evaluated for impairment	$22,094	$3,963	$5,555	$28,329	$1,261		$61,202
Individually evaluated for impairment	108	1,461	169	838	309		2,885
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570		$67,359

Loans:
Collectively evaluated for impairment	$1,539,778	$712,774	$316,857	$1,779,347	$216,155		$4,564,911
Individually evaluated for impairment	4,313	8,384	5,609	5,382	1,428		25,116
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2014	$1,544,091	$721,158	$322,466	$1,784,729	$217,583		$4,590,027

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570	$3,272	$67,359
Charged-off loans	(349)	(227)	(126)	(1,372)	(9,658)	-	(11,732)
Recovery of previously charged-off loans	19	451	1,301	1,480	1,151	-	4,402
Provision for loan losses	(3,941)	3,193	(2,680)	(2,238)	11,743	(2,348)	3,729
Balance at September 30, 2015	$17,931	$8,841	$4,219	$27,037	$4,806	$924	$63,758

Collectively evaluated for impairment	$17,841	$7,633	$4,201	$26,022	$3,464		$59,161
Individually evaluated for impairment	90	1,208	18	1,015	1,342		3,673
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at September 30, 2015	$17,931	$8,841	$4,219	$27,037	$4,806		$63,758

Loans:
Collectively evaluated for impairment	$2,184,696	$1,031,078	$668,428	$2,173,201	$240,164		$6,297,567
Individually evaluated for impairment	3,477	8,767	3,246	5,236	5,937		26,663
Loans acquired with deteriorated credit quality	3,978	4,431	3,252	98	-		11,759
Balance at September 30, 2015	$2,192,151	$1,044,276	$674,926	$2,178,535	$246,101		$6,335,989

The adequacy of the allowance for loan losses is assessed at the end of each calendar quarter using a migration analysis compiled using loss data over the previous 24 quarters, which began in the first quarter of 2009. The migration analysis utilized in the third quarter of 2015 allowance for loan losses included our historical loss experience from the third quarter of 2009 through the second quarter of 2015. The level of the allowance is based upon evaluation of the loan portfolio, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, historical loss experience, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. Acquired loans are recorded at their fair value upon acquisition. Approximately $1.284 billion of gross contractual loans acquired had a fair value of approximately $29,000, resulting in net total acquired loans of approximately $1.255 billion. At September 30, 2015, no further allowance was required for the acquired loan portfolio.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industry.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at September 30, 2015 with the comparative exposures for December 31, 2014 (in thousands):

	At September 30, 2015:
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2014

Lessors of nonresidential buildings	$649,094	$182,810	$831,904	$572,620
Lessors of residential buildings	270,569	64,251	334,820	335,399

At September 30, 2015, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $10.3 million to current directors, executive officers, and their related entities, of which $7.7 million had been drawn upon. At December 31, 2014, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $6.4 million to directors, executive officers, and their related entities, of which approximately $2.9 million had been drawn upon.  These loans and extensions of credit were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Pinnacle Bank and did not involve more than the normal risk of collectability or present other unfavorable features. None of these loans to directors, executive officers, and their related entities were impaired at September 30, 2015 or December 31, 2014.

  At September 30, 2015, Pinnacle Financial had approximately $20.2 million in commercial loans held for sale. These loans held for sale consist solely of apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take out commitment to Pinnacle Bank, which typically occurs within thirty days of the loan's closing.

Residential Lending

At September 30, 2015, Pinnacle Financial had approximately $47.7 million of mortgage loans held-for-sale compared to approximately $14.0 million at December 31, 2014. Total loan volumes sold during the nine months ended September 30, 2015 were approximately $354.1 million compared to approximately $240.8 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, Pinnacle Financial recognized $5.5 million in gains on the sale of these loans, net of commissions paid, compared to $4.3 million during the nine months ended September 30, 2014.

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

Note 6. Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are recorded at the lower of cost or market in "Other assets" on Pinnacle Financial's consolidated balance sheets and are amortized over the remaining life of the loans and written off when a mortgage loan prepays prior to maturity. The financial data included herein reflects the impact of the Mergers beginning on the respective acquisition dates and are subject to future refinements to thePinnacle Financial's purchase accounting adjustments.  Mortgage servicing rights had the following carrying values as of September 30, 2015 (in thousands):

	2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$9,038	$(121)	$8,917

The following table provides a detail of changes in the mortgage servicing right from September 1, 2015, the closing date of the Magna Merger, to September 30, 2015:

	Residential	Commercial	Total
Beginning balance acquired in Magna Merger	$8,819	$154	$8,973
Add: Originated MSRs	65	-	65
Less: Amortization	(121)	-	(121)
Ending balance	$8,763	$154	$8,917

Income and expense associated with these MSRs, which includes servicing fees, late charges, guarantee fees and loan payoff interest, is recorded on a cash basis which approximates income as would be recorded on a U.S. GAAP basis. The following table summarizes the net servicing fee revenues for the three month period ended September 30, 2015 (in thousands).

	Residential	Commercial	Total
Gross servicing fees	$237	$45	$282
Late charges and other ancillary revenue	45	-	45
Gross servicing revenue	$282	$45	$327

Servicing asset amortization	$121	$-	$121
Guaranty fees and loan pay-off interest	1	1	2
Other servicing expenses	28	-	28
Gross servicing expenses	$150	$1	$151
Net servicing fee income	$132	$44	$176

Note 7. Income Taxes

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

A reconciliation of the beginning and ending unrecognized tax benefit related to State uncertain tax positions is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning of period	$391	$-	$391	$-
Increases due to tax positions taken during the current year	-	-	-	-
Increases due to tax positions taken during a prior year	-	391	-	391
Decreases due to the lapse of the statute of limitations during the current year	-	-	-	-
Decreases due to settlements with the taxing authorities during the current year	-	-	-	-
Balance at September 30,	$391	$391	$391	$391

      Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The total amounts of interest and penalties recorded in the income statement for the three and nine months ended September, 2015 were $9,600 and $29,200, respectively. No interest and penalties were recorded for the three and nine months ended September 30, 2014.

Pinnacle Financial's effective tax rate for the three and nine months ended September 30, 2015 was 33.2% and 33.1% compared to 33.1% and 33.2% for the three and nine months ended September 30, 2014.  The effective tax rate differs from the Federal and State income tax statutory rate of 39.23% primarily attributable to our investments in bank qualified municipal securities, our real estate investment trust, investments in low-rate housing loans that qualify for Tennessee state excise tax credits and bank-owned life insurance, offset in part by meals and entertainment, a portion of which is non-deductible.

Note 8.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2015, these commitments amounted to $2.2 billion.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At September 30, 2015, these commitments amounted to $81.7 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments.  At September 30, 2015, and December 31, 2014, Pinnacle Financial had accrued $1.3 million and $1.4 million for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management, the resolution of these claims outstanding at September 30, 2015 will not have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 9.  Stock Options, Stock Appreciation Rights and Restricted Shares

As described more fully in the Annual Report on Form 10-K, as of September 30, 2015, Pinnacle Financial has one equity incentive plan, the 2014 Equity Incentive Plan (the 2014 Plan) and has assumed the stock option plan (the CapitalMark Option Plan) of CapitalMark in connection with the CapitalMark Merger.

Total shares available for issuance under the 2014 Plan were approximately 1.1 million as of September 30, 2015, inclusive of shares returned to plan reserves during the nine months ended September 30, 2015. The 2014 Plan also permits Pinnacle Financial to issue additional awards to the extent that currently outstanding awards are subsequently forfeited, settled in cash or expired unexercised and returned to the 2014 Plan.  Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 of stock options under the CapitalMark Plan. No further shares remain available for issuance under the CapitalMark Option Plan. No options were assumed upon the acquisition of Magna as all preexisting Magna stock options were converted to cash upon the acquisition.

Common Stock Options and Stock Appreciation Rights
As of September 30, 2015, there were 1,347,824 stock options and 2,481 stock appreciation rights outstanding to purchase common shares.  A summary of the stock option and stock appreciation rights activity within the equity incentive plans during the nine months ended September 30, 2015 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2014	698,488	$26.89	1.90	$9,071	(1)
Options acquired upon acquisition of CapitalMark	858,143
Granted	-
Exercised	(205,091)
Stock appreciation rights exercised(3)	(1,230)
Forfeited	(5)
Outstanding at September 30, 2015	1,350,305	$21.24	2.90	$36,610	(2)
Options and stock appreciation rights exercisable at September 30, 2015	1,350,305	$21.24	2.90	$36,610	(2)
(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $39.54 per common share at December 31, 2014 for the 698,488 options and stock appreciation rights that were in-the-money at December 31, 2014.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $49.41 per common share at September 30, 2015 for the 1,350,305 options and stock appreciation rights that were in-the-money at September 30, 2015.

(3)	1,230 SARS were converted into 537 common shares upon exercise.

Compensation costs related to unvested stock options and stock appreciation rights granted under Pinnacle Financial's equity incentive plan had been fully recognized in prior periods and all outstanding option awards are fully vested.

Restricted Share Awards

Additionally, the 2014 Plan provides for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards outstanding as of September 30, 2015 under this plan.

A summary of activity for unvested restricted share awards for the nine months ended September 30, 2015 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2014	849,198	$24.26
Shares awarded	222,335	45.41
Conversion of restricted share units to restricted share awards	43,711	34.50
Restrictions lapsed and shares released to associates/directors	(234,607)	23.04
Shares forfeited(1)	(14,850)	28.63
Unvested at September 30, 2015	865,787	$30.47
(1)	Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

Pinnacle Financial has granted restricted share awards to associates, executive management and outside directors with a combination of time and, in the case of executive management, performance vesting criteria. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the nine months ended September 30, 2015:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants(7)	Shares Unvested
Time Based Awards
2015	Associates(2)	5	181,359	13	3,396	177,950
2015	Leadership team(3)	5	16,605	-	-	16,605
Performance Based Awards
2015	Leadership team(4)	5	43,711	-	-	43,711
2015	Leadership team(5)	3	11,302	-	-	11,302
Outside Director Awards(6)
2015	Outside directors	1	13,069	905	-	12,164

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
(3)
These shares were awarded to individuals joining the leadership team upon acquisition of Magna. The forfeiture restrictions on these restricted share awards lapse in equal installments on the anniversary date of the grant.

(4)
The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent vesting period.

(5)
These share were awarded to individuals joining the leadership team upon acquisition of CapitalMark. The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain earnings targets over each year of the vesting period and should the recipient thereafter remain employed by Pinnacle Financial for a subsequent vesting period.

(6)
Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan.  Restrictions lapse on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend.

(7)
These shares represent forfeitures resulting from recipients for when employment terminated during the year-to-date period ended September 30, 2015. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by the Company at the time of termination.

Compensation expense associated with the time-based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total grant date fair value. Compensation expense associated with performance-based restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a schedule consistent with the nature of the award. For the three and nine months ended September 30, 2015, Pinnacle Financial recognized approximately $1.6 million and $4.3 million, respectively, in compensation costs attributable to restricted share awards, compared to $1.1 million and $3.7 million for the three and nine months ended September 30, 2015.

Effective as of the closing of the CapitalMark merger, the Human Resources and Compensation Committee of the board of directors of Pinnacle Financial (HRCC) awarded approximately 52,000 restricted share awards to former CapitalMark associates. Approximately 41,000 are time-based awards and vest in pro rata increments over the next 5 years. The remaining awards were granted to CapitalMark's former officers who are members of Pinnacle Bank's senior leadership. A portion will vest each year over a three year period if certain performance criteria are satisfied.

Effective as of the closing of the Magna merger, the HRCC awarded approximately 40,000 restricted share awards to former Magna associates. Approximately 23,000 are time-based awards and vest in pro rata increments over the next 5 years. The remaining awards were granted to Magna's former officers who are members of Pinnacle Bank's senior leadership. A portion will vest each year over a five year period if performance criteria are satisfied.

2015 Restricted Share Units

Pinnacle Financial granted restricted share units to the senior executive officers and other members of the Leadership Team in the first quarter of 2015. The senior executive officers' restricted share unit award included a range from 58,200 units at the target compensation level to 101,850 units at the maximum compensation level. These restricted share units will convert to a number of restricted share awards based on the achievement of certain performance metrics. The Leadership Team restricted share unit award of 28,378 units was granted at a target level of performance. For both senior executive officers and the Leadership Team, approximately one-third of these awards are eligible for conversion to restricted share awards based on the achievement of certain predetermined performance goals for each of the fiscal years ended December 31, 2015, 2016 and 2017, respectively. The performance metrics for each of the impacted fiscal years were established concurrently with the issuance of the restricted share unit grants in January 2015 by the HRCC. The awards include a one-year performance period and an additional one-year service period following the performance period for a combined two-year service period per traunche. At the end of each respective two-year service period, the restricted share units are then subject to a post-vest holding period to extend the term of each traunche of the award to five years from the date of grant. During the post-vest holding period, the shares will not be released to the recipient and cannot be transferred, subject to limited exceptions, but will continue to accrue dividends until the awards are released, which is expected to be commensurate with the filing of Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2019 provided Pinnacle Bank achieves a certain soundness threshold as of December 31, 2019. These restricted share units are being expensed based on the requisite service period of the underlying traunche of the award. Each period, the number of shares that is expected to lapse to the recipient is reevaluated and the associated compensation expense is adjusted accordingly. For the three and nine months ended September 30, 2015, Pinnacle Financial recognized expense associated with the first traunche of this award totaling $143,000 and $389,000 respectively. The expense is being accrued using an anticipated performance level for the senior executive officers between the target and maximum performance levels and at the target performance level for the Leadership Team.

2014 Restricted Share Units

Pinnacle Financial granted restricted share units to the senior executive officers and the Leadership Team in the first quarter of 2014. The senior executive officers' restricted share unit award included a range from 58,404 units at the target compensation level to 102,209 units at the maximum compensation level. The Leadership Team restricted share unit award of 29,087 units was granted at a target level of performance. For both senior executive officers and the Leadership Team, one-third of these restricted share units were settled with the issuance of 43,711 restricted shares upon the filing of Pinnacle Financial's 2014 Annual Report on Form 10-K. The remaining restricted share units are eligible for conversion to restricted share awards in pro-rata increments based on the Company's achievement of certain predetermined goals for each of the fiscal years ended December 31, 2015 and 2016, respectively. Upon conversion to restricted share awards, the restrictions on these shares will lapse in 2018 and 2019 in 50% increments based on the attainment of certain soundness targets in fiscal 2017 and 2018, respectively. The performance metrics and soundness criteria for each of the impacted fiscal years were established concurrently with the restricted share unit grants in January 2014 by the HRCC. These restricted share units are being expensed based on the requisite service period of the underlying traunche of the award. Each period, the number of shares that is expected to lapse to the recipient is reevaluated and the associated compensation expense is adjusted accordingly. For the three and nine months ended September 30, 2015, Pinnacle Financial expensed $193,000 and $582,000, respectively, attributable to these awards compared to $92,000 and $215,000 for the same periods in the prior year.

Note 10.  Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years.  During the nine months ended September 30, 2015, Pinnacle Bank paid $13.5 million in dividends to Pinnacle Financial.  As of September 30, 2015, Pinnacle Bank could pay approximately $155.9 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Pinnacle Financial initiated payment of a quarterly dividend of $0.08 per share of common stock in the fourth quarter of 2013 and increased this quarterly dividend to $0.12 beginning in the first quarter of 2015. The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

The minimum capital level requirements applicable to bank holding companies and banks are:

(i) a new common equity Tier 1 capital ratio of 4.5%;
(ii) a Tier 1 risk-based capital ratio of 6%;
(iii) a total risk-based capital ratio of 8%;
(iv) a Tier 1 leverage ratio of 4% for all institutions.

The capital level requirements also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the regulatory minimum risk-based capital ratios, and result in the following minimum risk-based capital ratios once the capital conservation buffer is fully phased in:

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

Under current capital level requirements, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15 billion in total assets, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. As a result, Pinnacle Financial's Trust Preferred Securities continue to qualify as Tier 1 capital. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The current capital level requirements allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Pinnacle Financial and Pinnacle Bank have opted-out of this requirement.

Management believes, as of September 30, 2015, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30,2015

Total capital to risk weighted assets:
Pinnacle Financial	$855,900	11.4%	$602,600	8.0%	$753,250	10.0%
Pinnacle Bank	$808,021	10.8%	$601,466	8.0%	$751,833	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$730,806	9.7%	$451,950	6.0%	$602,600	8.0%
Pinnacle Bank	$682,926	9.1%	$451,100	6.0%	$601,466	8.0%
Common equity Tier I capital to risk weighted assets
Pinnacle Financial	$650,706	8.6%	$338,962	4.5%	$489,612	6.5%
Pinnacle Bank	$682,826	9.1%	$338,325	4.5%	$488,691	6.5%
Tier I capital to average assets (*):
Pinnacle Financial	$730,806	10.4%	$280,940	4.0%	$351,176	NA
Pinnacle Bank	$682,926	9.8%	$280,167	4.0%	$350,209	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

Note 11.  Derivative Instruments

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

A summary of Pinnacle Financial's interest rate swaps related to customers as of September 30, 2015 and December 31, 2014 is included in the following table (in thousands):

	September 30, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$343,742	$18,572	$251,321	$13,030
Pay variable / receive fixed swaps	343,742	(19,181)	251,321	(13,435)
Total	$687,484	$(609)	$502,642	$(405)

Hedge derivatives

Pinnacle Financial has forward cash flow hedge relationships to manage future interest rate exposure. The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate and protects Pinnacle Financial from floating interest rate variability.  The initial hedge relationships were entered into during the second quarter of 2013. During the third quarter of 2014, Pinnacle Financial terminated three individual contracts of the initial hedge relationships based on changes in internal forecasts for future interest rates. As a result of terminating these contracts, Pinnacle Financial will recognize a gain of $64,000 over the original terms of these agreements which were scheduled to begin in April 2015. Pinnacle Financial entered into additional forward cash flow hedge relationships for interest rate risk management purposes given the aforementioned changes in forecasted interest rates. The terms of the individual contracts within the relationship are as follows (in thousands):

					September 30, 2015		December 31, 2014
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(1)	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income
Interest Rate Swap	33,000	3 month LIBOR	2.265%	April 2016- April 2020	(1,131)	(687)	(96)	(58)
Interest Rate Swap	33,000	3 month LIBOR	2.646%	April 2016- April 2022	(1,840)	(1,118)	(531)	(323)
Interest Rate Swap	33,000	3 month LIBOR	2.523%	Oct. 2016- Oct. 2020	(1,235)	(751)	(210)	(128)
Interest Rate Swap	33,000	3 month LIBOR	2.992%	Oct. 2017- Oct. 2021	(1,326)	(806)	(517)	(314)
Interest Rate Swap	34,000	3 month LIBOR	3.118%	April 2018- July 2022	(1,320)	(802)	(590)	(359)
Interest Rate Swap	34,000	3 month LIBOR	3.158%	July 2018- Oct. 2022	(1,281)	(778)	(602)	(366)
	$200,000				(8,133)	(4,942)	(2,546)	(1,548)

(1)	No cash will be exchanged prior to the beginning of the term.

Pinnacle Financial has seven interest rate swap agreements designated as cash flow hedges intended to protect against the variability of cash flows on selected LIBOR based loans. The swaps hedge the interest rate risk, wherein Pinnacle Financial receives a fixed rate of interest from a counterparty and pays a variable rate, based on one month LIBOR. The terms of the respective swaps range from three to ten years and started on various dates between July 2014 and August 2015. The swaps were entered into with a counterparty that met Pinnacle Financial's credit standards and the agreements contain collateral provisions protecting the at-risk party. Pinnacle Financial believes that the credit risk inherent in the contract is not significant.

					September 30, 2015		December 31, 2014
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(2)	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income
Interest Rate Swap	$27,500	2.090%	1 month LIBOR	July 2014 - July 2021	1,012	615	941	572
Interest Rate Swap	25,000	2.270%	1 month LIBOR	July 2014 - July 2022	1,350	820	409	249
Interest Rate Swap	27,500	2.420%	1 month LIBOR	July 2014 - July 2023	1,732	1,053	651	396
Interest Rate Swap	30,000	2.500%	1 month LIBOR	July 2014 - July 2024	1,701	1,034	956	581
Interest Rate Swap	15,000	1.048%	1 month LIBOR	August 2015 - August 2018	88	53	-	-
Interest Rate Swap	15,000	1.281%	1 month LIBOR	August 2015 - August 2019	135	82	-	-
Interest Rate Swap	15,000	1.470%	1 month LIBOR	August 2015 - August 2020	173	105	-	-
	$155,000				6,191	3,762	2,957	1,798
(1)	No cash will be exchanged prior to the beginning of the term.

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

Note 12.  Fair Value of Financial Instruments

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

Other assets – Included in other assets are certain assets carried at fair value, including interest rate swap agreements, the cash flow hedge and interest rate locks associated with mortgage loans held for sale.  The carrying amount of interest rate swap agreements is based on Pinnacle Financial's pricing models that utilize observable market inputs. The fair value of the cash flow hedge is determined by calculating the difference between the discounted fixed rate cash flows and the discounted variable rate cash flows.  The fair value of the mortgage loan pipeline is based upon the projected sales price of the underlying loans, taking into account market interest rates and other market factors at the measurement date, net of the projected fallout rate.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

Nonaccrual loans – A loan is classified as nonaccrual when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Nonaccrual loans are measured based on the present value of expected payments using the loan's original effective rate as the discount rate, the loan's observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the nonaccrual loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the difference may be recognized as a charge-off. Nonaccrual loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower's underlying financial condition. Also included in nonaccrual loans are loans acquired with deteriorated credit quality.

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

The following tables present financial instruments measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

September 30, 2015	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$9,999	$9,999	$-	-
U.S. government agency securities	144,803	-	144,803	-
Mortgage-backed securities	590,971	-	590,971	-
State and municipal securities	163,494	-	163,494	-
Agency-backed securities	50,891	-	50,891	-
Corporate notes and other	12,137	-	12,137	-
Total investment securities available-for-sale	$972,295	$9,999	$962,296	$-
Other investments	7,845	-	-	7,845
Other assets	18,419	-	18,419	-
Total assets at fair value	$998,559	$9,999	$980,715	$7,845

Other liabilities	$20,132	$-	$20,132	$-
Total liabilities at fair value	$20,132	$-	$20,132	$-

December 31, 2014
Investment securities available-for-sale:
U.S. treasury securities	$-	$-	$-	$-
U.S. government agency securities	113,456	-	113,456	-
Mortgage-backed securities	455,839	-	455,839	-
State and municipal securities	138,578	-	138,578	-
Agency-backed securities	13,018	-	13,018	-
Corporate notes and other	11,164	-	11,164	-
Total investment securities available-for-sale	732,055	-	732,055	-
Other investments	8,004	-	-	8,004
Other assets	15,987	-	15,987	-
Total assets at fair value	$756,046	$-	$748,042	$8,004

Other liabilities	$15,981	$-	$15,981	$-
Total liabilities at fair value	$15,981	$-	$15,981	$-

The following table presents assets measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the year-to-date period then ended
Other real estate owned	$4,773	$-	$-	$4,773	$(18)
Nonaccrual loans, net (1)	27,900	-	-	27,900	(567)
Total	$32,673	$-	$-	$32,673	$(585)

December 31, 2014
Other real estate owned	$11,186	$-	$-	$11,186	$(509)
Nonaccrual loans, net (1)	15,551	-	-	15,551	(1,032)
Total	$26,737	$-	$-	$26,737	$(1,541)

(1)
Amount is net of a valuation allowance of $2.1 million at September 30, 2015 and $1.2 million at December 31, 2014 as required by ASC 310-10, "Receivables." Included in nonaccrual loans at September 30, 2015 are $11.8 million of loans acquired with deteriorated credit quality which were recorded at their fair value upon acquisition.

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the nine months ended September 30, 2015, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2015 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the nine months ended September 30,
	2015		2014
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$8,004	$-	$6,701	$-
Total realized gains (losses) included in income	(243)	-	406	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	-	-	-	-
Purchases	708	-	357	-
Issuances	-	-	-	-
Settlements	(624)	-	-	-
Transfers out of Level 3	-	-	-	-
Fair value, September 30	7,845	-	7,464	-
The amount of (gains) losses for the period included in earnings attributable to the change in unrealized (gains) losses relating to assets still held at the reporting date	$(243)	$-	$406	$-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2015 and December 31, 2014. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Mortgage and other loans held-for-sale - Mortgage loans held-for-sale are carried at the lower of cost or fair value.  The estimate of fair value is based on pricing models and other information.

Mortgage Servicing Rights - MSRs are valued using a discounted cash flow methodology, and are classified as Level 3 assets. The Company determines fair value by estimating the present value of the asset's future cash flows using prepayment rates, discount rates, and other assumptions. The MSR valuations, as well as the assumptions used, are developed by the mortgage servicing division and are subject to review by management who are independent from the modeling. The MSR valuations and assumptions are validated through comparison to trade information, publicly available data and industry surveys when available, and are also compared to independent third party valuations periodically. Risks inherent in MSR valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. There is minimal observable market activity for MSRs on comparable portfolios, and, therefore the determination of fair value requires significant management judgment.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at September 30, 2015 and December 31, 2014.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands).

September 30, 2015	Carrying/ Notional Amount	Estimated Fair Value(1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$31,698	$31,850	$-	$31,850	$-
Loans, net	6,272,230	6,182,104	-	-	6,182,104
Mortgage loans held-for-sale	47,672	48,097	-	48,097	-
Loans held-for-sale	20,236	20,415	-	20,415	-
Mortgage servicing rights	9,128	9,400	-	-	9,400

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	6,668,756	6,147,757	-	-	6,147,757
Federal Home Loan Bank advances	545,330	548,531	-	-	548,531
Subordinated debt and other borrowings	142,476	128,818	-	-	128,818

Off-balance sheet instruments:
Commitments to extend credit (2)	2,219,059	1,071	-	-	1,071
Standby letters of credit (3)	81,732	265	-	-	265

December 31, 2014
Financial assets:
Securities held-to-maturity	$38,676	$38,789	$-	$38,789	$-
Loans, net	4,522,668	4,406,581	-	-	4,406,581
Mortgage loans held for sale	14,039	14,322	-	14,322	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	4,876,600	4,603,915	-	-	4,603,915
Federal Home Loan Bank advances	195,476	195,450	-	-	195,450
Subordinated debt and other borrowings	96,158	77,433	-	-	77,433

Off-balance sheet instruments:
Commitments to extend credit (2)	1,390,593	1,078	-	-	1,078
Standby letters of credit (3)	65,955	293	-	-	293

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan.  As a result, at both September 30, 2015 and December 31, 2014, Pinnacle Financial included in other liabilities $1.1 million representing the inherent risks associated with these off-balance sheet commitments.

(3)
At September 30, 2015 and December 31, 2014, the fair value of Pinnacle Financial's standby letters of credit was $265,000 and $293,000, respectively.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at September 30, 2015 and December 31, 2014 and our results of operations for the three and nine months ended September 30, 2015 and 2014.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

Our diluted net income per common share for the three and nine months ended September 30, 2015 was $0.62 and $1.86 compared to $0.52 and $1.48 for the same periods in 2014.  At September 30, 2015, loans had increased to $6.336 billion, as compared to $4.590 billion at December 31, 2014, and total deposits increased to $6.601 billion at September 30, 2015 from $4.783 billion at December 31, 2014.

As a result of the CapitalMark acquisition occurring on July 31, 2015, and the Magna acquisition occurring on September 1, 2015, the third quarter of 2015 was impacted by approximately two months of operations for CapitalMark and only one month of operations for Magna. As a result, our revenues and expenses in the fourth quarter of 2015 when compared to the third quarter of 2015 will increase due to both  acquired entities being included in our operations for a full quarter.

Results of Operations.  Our net interest income increased $12.6 million to $62.1 million for the third quarter of 2015 compared to $49.5 million for the third quarter of 2014. Our net interest income increased $22.5 million to $165.2 million for the nine months ended September 30, 2015 compared to $142.7 million in the same period in 2014. The net interest margin (the ratio of net interest income to average earning assets) for the three and nine months ended September 30, 2015 was 3.66% and 3.70%, respectively, compared to 3.79% and 3.75% for the same periods in 2014.
Our provision for loan losses was $2.2 million and $3.7 million for the three and nine months ended September 30, 2015 compared to $851,000 and $1.6 million for the same periods in 2014. Our provision expense correlates with the growth in our net loans originated offset by an overall reduction in the amount of our allowance for loan losses as a percentage of our originated loan portfolio due to credit quality improvement in our loan portfolio. Net charge-offs were $4.0 million and $7.3 million for the three and nine months ended September 30, 2015, compared to $1.6 million and $3.4 million for the same periods in 2014. Our allowance for loan losses as a percentage of total loans decreased from 1.47% at December 31, 2014 to 1.01% at September 30, 2015. The allowance for loan loss assessment included legacy Pinnacle loans as well as loans originated by CapitalMark and Magna subsequent to their acquisition. CapitalMark and Magna loans originated prior to the acquisitions were recorded at fair value upon acquisition. The acquired institution's allowance was eliminated as a component of purchase accounting.
Noninterest income increased by $8.5 million and $21.7 million during the three and nine months ended September 30, 2015, compared to the same periods in 2014. Income from equity method investment was $5.3 million and $12.8 million for the three and nine months ended September 30, 2015, due to our 30% equity method investment in Bankers Healthcare Group, LLC (BHG). Service charges on deposit accounts increased for the three and nine months ended September 30, 2015 consistent with the growth in demand deposits, specifically commercial operating accounts. We also experienced an overall increase for the three and nine months ended September 30, 2015 in our wealth management lines of business (trust, insurance agency and investment services) as compared to the same periods in 2014. Other noninterest income includes miscellaneous consumer fees, such as ATM revenues, other consumer fees (primarily interchange), interest rate swap fee transactions for commercial borrowers, income related to our bank owned life insurance policies, change in the value of other investments recorded at fair value and gains from the sale of commercial loans that occur from time to time.
Noninterest expense increased by $10.7 million and $16.8 million during the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, primarily as a result of increased salaries and employment benefits resulting from annual merit increases awarded in the first quarter of 2015, new hires resulting from our mergers with CapitalMark and Magna and the overall increase in our associate base. Our associate base has expanded from 764.0 full-time equivalent employees at December 31, 2014 to 1,073.5 full-time equivalent employees at September 30, 2015, including 103 and 141 FTE's from our acquisitions of CapitalMark and Magna, respectively. Pinnacle Financial has identified approximately 57 total positions that are slated for elimination after the technology conversions are completed  at CapitalMark and Magna. Also included in noninterest expense are approximately $2.3 million in merger related expenses. Pinnacle Financial will continue to incur merger-related expenses in future periods primarily due to increased training costs and the conversion of technology systems, which are scheduled to occur in the fourth quarter of 2015 for Magna and the first quarter of 2016 for CapitalMark.

During the three and nine months ended September 30, 2015, Pinnacle Financial recorded income tax expense of $12.0 million and $34.0 million. Pinnacle Financial's effective tax rate for the nine months ended September 30, 2015 and 2014 of 33.1% and 33.2%, respectively, differs from the combined federal and state income tax statutory rate primarily due to investments in bank qualified municipal securities, our real estate investment trust, participation in the Community Investment Tax Credit (CITC) program and bank-owned life insurance offset in part by the limitation on deductibility of meals and entertainment expense.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 54.0% and 52.7% for the three and nine months ended September 30, 2015, compared to 55.0% and 56.3% for the same periods in 2014. Net income for the three and nine months ended September 30, 2015 was $24.1 million and $68.7 million, respectively, compared to $18.2 million and $51.7 million for the same period in 2014.
Financial Condition.  Net loans increased $1.7 billion, or 38.7% during the nine months ended September 30, 2015, of which $1.3 billion was attributable to the CapitalMark and Magna acquisitions. Total deposits were $6.601 billion at September 30, 2015, compared to $4.783 billion at December 31, 2014, an increase of $1.8 billion, of which $1.4 billion were obtained from CapitalMark and Magna upon acquisition. At September 30, 2015, our capital ratios, including our bank's capital ratios, exceeded those levels necessary to be considered well-capitalized under applicable regulatory guidelines.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations
The following is a summary of our results of operations (dollars in thousands, except per share data):

	Three months ended		2015 - 2014	Nine months ended		2015- 2014
	September 30,		Percent	September 30,		Percent
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Interest income	$67,192	$52,782	27.3%	$177,373	$152,636	16.2%
Interest expense	5,133	3,245	58.2%	12,215	9,965	22.6%
Net interest income	62,059	49,537	25.3%	165,158	142,671	15.8%
Provision for loan losses	2,228	851	161.7%	3,729	1,593	134.1%
Net interest income after provision for loan losses	59,831	48,686	22.9%	161,429	141,078	14.4%
Noninterest income	21,410	12,889	66.1%	59,922	38,218	56.8%
Noninterest expense	45,107	34,360	31.3%	118,685	101,907	16.5%
Net income before income taxes	36,134	27,215	32.8%	102,666	77,389	32.7%
Income tax expense	11,985	9,018	32.9%	34,011	25,655	32.6%
Net income	$24,149	$18,197	32.7%	$68,655	$51,734	32.7%

Basic net income per common share	$$0.64	$$0.52	23.1%	$$1.91	$$1.49	28.2%

Diluted net income per common share	$$0.62	$$0.52	19.2%	$$1.86	$$1.48	25.7%

Net Interest Income.  Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $62.1 million and $165.2 million for the three and nine months ended September 30, 2015, an increase of $12.5 million and $22.5 million, from the levels recorded in the same periods of 2014. We were able to increase net interest income during the nine months ended September 30, 2015 compared to the same period in 2014 due primarily to our focus on growing our loan portfolio both organically and through acquisition. Average loans for the nine months ended September 30, 2015 were 18.6% greater than average balances for the same period in 2014.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$5,690,246	$61,454	4.33%	$4,358,473	$47,511	4.34%
Securities:
Taxable	758,148	3,954	2.07%	598,713	3,469	2.30%
Tax-exempt (2)	167,358	1,417	4.49%	169,182	1,533	4.80%
Federal funds sold and other	229,032	367	0.64%	138,223	269	0.92%
Total interest-earning assets	6,844,784	$67,192	3.93%	5,264,591	$52,782	4.03%
Nonearning assets
Intangible assets	325,053			246,821
Other nonearning assets	344,796			241,364
Total assets	$7,514,633			$5,752,776

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$1,169,502	$656	0.22%	$871,620	$366	0.17%
Savings and money market	2,427,660	2,129	0.35%	1,997,900	1,427	0.28%
Time	611,608	802	0.52%	468,436	643	0.54%
Total interest-bearing deposits	4,208,770	3,587	0.34%	3,337,956	2,436	0.29%
Securities sold under agreements to repurchase	71,329	39	0.22%	66,429	39	0.23%
Federal Home Loan Bank advances	393,825	331	0.33%	135,920	150	0.44%
Subordinated debt and other borrowings	147,619	1,176	3.16%	100,404	620	2.45%
Total interest-bearing liabilities	4,821,543	5,133	0.42%	3,640,709	3,245	0.35%
Noninterest-bearing deposits	1,689,599	-	-	1,317,091	-	-
Total deposits and interest-bearing liabilities	6,511,142	$5,133	0.31%	4,957,800	$3,245	0.26%
Other liabilities	17,166			20,944
Stockholders' equity	986,325			774,032
Total liabilities and stockholders' equity	$7,514,633			$5,752,776
Net interest income		$62,059			$49,537
Net interest spread (3)			3.51%			3.68%
Net interest margin (4)			3.66%			3.79%

1.	Average balances of nonaccrual loans are included in the above amounts.
2.	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
3.
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended September 30, 2015 would have been 3.62% compared to a net interest spread of 3.77% for the three months ended September 30, 2014.

4.	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$5,036,614	$161,246	4.33%	$4,247,723	$136,296	4.30%
Securities:
Taxable	689,105	10,859	2.11%	594,069	10,818	2.43%
Tax-exempt (2)	161,558	4,301	4.76%	172,292	4,694	4.86%
Federal funds sold and other	198,470	968	0.65%	145,422	828	0.90%
Total interest-earning assets	6,085,747	$177,374	3.94%	5,159,506	$152,636	4.01%
Nonearning assets
Intangible assets	272,732			247,086
Other nonearning assets	292,317			241,094
Total assets	$6,650,796			$5,647,686

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$1,091,866	$1,661	0.20%	$901,330	$1,186	0.17%
Savings and money market	2,126,761	5,027	0.32%	1,954,549	4,245	0.28%
Time	485,935	1,922	0.53%	488,941	2,081	0.54%
Total interest-bearing deposits	3,704,562	8,610	0.31%	3,344,820	7,512	0.29%
Securities sold under agreements to repurchase	66,414	100	0.20%	62,954	101	0.23%
Federal Home Loan Bank advances	357,981	775	0.29%	148,237	460	0.44%
Subordinated debt and other borrowings	134,943	2,731	2.71%	99,363	1,892	2.45%
Total interest-bearing liabilities	4,263,900	12,216	0.38%	3,655,374	9,965	0.35%
Noninterest-bearing deposits	1,491,097	-	-	1,216,881	-	-
Total deposits and interest-bearing liabilities	5,754,997	$12,216	0.28%	4,872,255	$9,965	0.26%
Other liabilities	15,567			18,018
Stockholders' equity	880,232			757,413
Total liabilities and stockholders' equity	$6,650,796			$5,647,686
Net interest income		$165,158			$142,671
Net interest spread (3)			3.56%			3.65%
Net interest margin (4)			3.70%			3.75%

1.	Average balances of nonaccrual loans are included in the above amounts.
2.	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
3.
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the nine months ended September 30, 2015 would have been 3.66% compared to a net interest spread of 3.74% for the nine months ended September 30, 2014.

4.	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended September 30, 2015 and 2014, our net interest margin was 3.66% and 3.79%, respectively. For the nine months ended  September 30, 2015 and 2014, our net interest margin was 3.70% and 3.75% , respectively. The contraction in the net interest margin was primarily attributable to continued lower earning asset yields as we continue to position the balance sheet for an anticipated rising rate environment by investing in more lower yielding floating rate loans and securities. Also, loan pricing for creditworthy borrowers is very competitive in our markets and has limited our ability to increase pricing on new and renewed loans over the last several quarters.

We continue to believe our net interest income should increase throughout the remainder of 2015 compared to 2014 due to the CapitalMark and Magna acquisitions and an increase in average earning asset volumes, primarily loans. We anticipate funding increases in our earning assets primarily by growing our core deposits, with a limited use of wholesale funding to fund the shortfall, if any.

Provision for Loan Losses.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio. Our allowance for loan losses as a percentage of total loans decreased from 1.47% at December 31, 2014 to 1.01% at September 30, 2015, primarily as a result of our acquired loan portfolios being recorded at fair value upon acquisition (thus, no allowance for loan losses assigned to these loans) and improvements in credit quality of our legacy Pinnacle Bank portfolio.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2015. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

The provision for loan losses amounted to $2.2 million and $3.7 million for the three and nine months ended September 30, 2015 compared to $851,000 and $1.6 million for the three and nine months ended September 30, 2014. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs. As as result of the loans acquired from CapitalMark and Magna being recorded at fair value upon their acquistion date, these loans had very little impact on our provision expense for the third quarter of 2015.

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods. Service charges on deposit accounts and other noninterest income generally reflect customer growth trends, while fees from our wealth management departments, the origination of mortgage loans, income from our equity method investment in BHG and gains and losses on the sale of securities will often reflect market conditions and fluctuate from period to period.

The following is a summary of our noninterest income for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three months ended		2015-2014	Nine months ended		2015-2014
	September 30,		Percent	September 30,		Percent
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$3,258	$2,913	11.9%	$9,246	$8,669	6.7%
Investment services	2,526	2,353	7.3%	7,184	6,645	8.1%
Insurance sales commissions	1,103	1,037	6.3%	3,721	3,567	4.3%
Gains on mortgage loans sold, net	1,895	1,353	40.0%	5,488	4,256	28.9%
Gain on sale of investment securities, net	-	29	100.0%	562	29	100.0%
Income from equity method investment	5,285	-	NM	12,752	-	NM
Trust fees	1,437	1,109	29.5%	3,979	3,327	19.6%
Other noninterest income:
Interchange and other consumer fees	4,964	3,024	64.2%	12,656	8,731	45.0%
Bank-owned life insurance	661	614	7.7%	1,834	1,849	(0.8%)
Loan swap fees	398	-	NM	1,491	106	1,306.6%
Other noninterest (expense) income	(117)	456	(125.7%)	1,009	1,039	(2.9%)
Total other noninterest income	5,906	4,094	44.2%	16,990	11,725	44.9%
Total noninterest income	$21,410	$12,888	66.1%	$59,922	38,218	56.8%

The increase in service charges on deposit accounts in the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts resulting mainly from the growth in such accounts due to our acquisitions of CapitalMark and Magna.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three and nine months ended September 30, 2015, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, increased by $173,000 and $539,000 as compared to the three and nine months ended September 30, 2014. At both  September 30, 2015 and 2014, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.7 billion in brokerage assets held with Raymond James Financial Services, Inc. Revenues from the sale of insurance products by our insurance subsidiary for the three and nine months ended September 30, 2015 were approximately $1.1 million and $3.7 million, respectively, compared to $1.0 million and $3.6 million for the three and nine months ended September 30, 2014. Included in insurance revenues for the nine months ended September 30, 2015 was $372,000 of contingent income received based on 2014 sales production compared to $243,000 recorded in the same period prior year. Additionally, at September 30, 2015, our trust department was receiving fees on approximately $839.5 million of managed assets compared to $720.1 million at September 30, 2014, of which $113.1 million was attributable to our acquisition of CapitalMark. Accordingly, trust fees increased by 19.61% between the year-to-date periods presented.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in our current Tennessee markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $1.9 million and $5.5 million, respectively, for the three and nine months ended September 30, 2015 as compared to $1.4 million and $4.3 million, respectively, for the same periods in the prior year. Of the earnings reported for the third quarter of 2015, approximately $330,000 were attributable to the mortgage origination unit at Magna. We expect the volume of loans originated to increase in future periods as a result.

Income from equity-method investment is comprised of income from our 30% equity-method investment in BHG, which was entered into during the first quarter of 2015, and was $5.3 million and $12.8 million for the three and nine months ended September 30, 2015. Income from equity-method investment is recorded net of any associated expenses, including amortization expense of $600,000 and $1.6 million, respectively, for the three and nine months ended September 30, 2015.  During the third quarter of 2015, Pinnacle Bank received a $6.4 million dividend from BHG, which pursuant to the equity method of accounting reduced the carrying amount of our investment in BHG. The income associated with this equity-method investment may fluctuate from period to period.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, changes in the fair value of our other investments, income from our mortgage servicing division and other items. Interchange revenues increased as a result of the number of cards being used as compared to the comparable periods in 2014. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $661,000 and $1.8 million for the three and nine months ended September 30, 2015 compared to $614,000 and $1.8 million for the three and nine months ended September 30, 2014. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Additionally, Pinnacle acquired $17.0 million in bank-owned life insurance as a result of the CapitalMark acquisition. Earnings on these policies generally are not taxable. Loan swap fees are also included in other noninterest income and increased by $398,000 and $1.4 million when compared to the three and nine months ended September 30, 2014 as a result of increase in market demand in the current rate environment. Earnings from our mortgage servicing division which was acquired upon acquisition with Magna were $132,000 for the third quarter of 2015.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is a summary of our noninterest expense for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,		2015 - 2014 Percent	Nine months ended September 30,		2015-2014 Percent
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$16,298	$12,120	34.5%	$42,590	$36,738	15.9%
Commissions	1,458	1,330	9.6%	4,229	3,994	5.9%
Cash and equity incentives	5,537	5,139	7.7%	16,323	14,671	11.3%
Employee benefits and other	4,453	3,133	42.1%	11,909	9,841	21.0%
Total salaries and employee benefits	27,746	21,722	27.7%	75,051	65,244	15.0%
Equipment and occupancy	6,933	6,477	7.0%	18,857	18,103	4.2%
Other real estate (benefit) expense	(686)	417	(264.4%)	(405)	1,294	(131.3%)
Marketing and business development	1,252	946	32.4%	3,398	2,920	16.4%
Postage and supplies	795	570	39.6%	2,176	1,674	30.0%
Amortization of intangibles	603	236	155.1%	1,057	712	48.6%
Merger related expense	2,249	-	NM	2,308	-	NM
Other noninterest expense	6,215	3,992	55.7%	16,243	11,959	35.8%
Total noninterest expense	$45,107	34,360	31.3%	$118,685	$101,906	16.5%

Total salaries and employee benefits expenses increased approximately $9.8 million for the first nine months of 2015 over the same period in 2014. Salaries and employee benefits expense increased by $3.1 million attributable to the associates from our acquisitions of CapitalMark and Magna. Generally, any increase in our salaries is the result of our annual merit increases being effective January 1 as well as the overall increase in our associate base. At September 30, 2015, our associate base had expanded to 1,073.5 full-time equivalent associates as compared to 764.0 at December 31, 2014. We expect salary expenses will continue to rise as a result of organic growth and new associates from the acquisitions of CapitalMark and Magna. However, we anticipate the elimination of approximately 59 non-revenue producing positions as we seek synergies from our acquisitions of CapitalMark and Magna. The technology integration is scheduled for the fourth quarter of 2015 for Magna and the first quarter of 2016 for CapitalMark. Moreover, as we increase in size and approach $10 billion in total assets, we also expect our compliance costs and salaries and benefits costs to increase.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates (additionally, the associates we added with the CapitalMark and Magna acquisitions will participate in our cash incentive plans beginning in 2016) participate in our annual cash incentive plan and all of our associates participate in our equity compensation plans. As compared to the same periods in 2014, cash and equity incentives increased by $398,000 and  $1.7 million, respectively, for the three and nine months ended September 30, 2015. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted levels of revenues and earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. We currently believe that our performance for fiscal 2015 will exceed our targets and we are currently accruing incentive costs for the cash incentive plan in 2015 at 105% of targeted awards. Under our equity incentive plans, we provide a broad-based equity incentive program for all associates including both restricted share awards and performance unit awards. We believe that equity incentives provide an excellent vehicle for all associates to become meaningful stockholders of Pinnacle Financial over an extended period of time and create a stockholder-centric culture throughout our organization. We expect that compensation expense associated with equity awards for the remainder of 2015 will continue to increase as a result of the additional associates we have already hired in 2015, including associates of CapitalMark and Magna who will remain with Pinnacle long-term, and our intention to hire additional experienced associates throughout the remainder of 2015.

Equipment and occupancy expenses for the three and nine months ended September 30, 2015, increased $456,000 and $753,000, respectively, as compared to the same periods in the prior year primarily due to the locations acquired upon our mergers with CapitalMark and Magna. Additionally, we intend to expand our footprint by one location in each of the Knoxville, Chattanooga and Memphis MSAs annually beginning in 2016. In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense.

At September 30, 2015, we had $4.8 million in OREO assets compared to $11.2 million at December 31, 2014. Other real estate was a benefit of $686,000 and $405,000 for the three and nine months ended September 30, 2015, respectively, compared to expense of $417,000 and $1.3 million for the same periods in the prior year. OREO properties of $2.5 million were recorded at fair value upon the consummation of the acquisition of each of CapitalMark and Magna. Other real estate includes realized gains and losses on dispositions and holding losses due to reduced valuations of OREO properties as well as carrying costs to maintain or improve the properties.

Intangible amortization expense was $603,000 and $1.1 million for the three and nine months ended September 30, 2015 compared to $236,000 and $712,000 for the same periods in 2014. Core deposit intangibles were established as a result of our acquisitions of CapitalMark and Magna as well as from our acquisition of Mid America Bankshares in 2007. The core deposit intangibles attributable to CapitalMark and Magna are preliminarily estimated at $6.2 million and $3.2 million, respectively. Core deposit intangibles for Mid America, CapitalMark and Magna are being amortized over ten, seven and six years, respectively, using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. Amortization expense associated with these core deposit intangibles will approximate $1.5 million, $3.2 million and $2.6 million, respectively, for the three years ending December 31, 2015, 2016 and 2017.  In connection with our acquisition of Miller Loughry Beach, an insurance brokerage firm, in July of 2008, we recorded a customer list intangible of $1,270,000 which is being amortized over 20 years on an accelerated basis. In conjunction with our acquisition of CapitalMark, we recorded a customer list intangible related to their Trust department of $259,000 that will be amortized over a useful life of 16 years.  Amortization of these customer list intangibles will approximate $76,000 to $109,000 per year for the next five years with amounts declining each year for the remaining amortization period.

Total other noninterest expenses increased by $2.2 million and $4.3 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014. Increases in other noninterest expense in the third quarter of 2015 related primarily to merger related charges associated with our acquisitions of CapitalMark and Magna. We will continue to incur merger related charges as we complete the integration of these two franchises for the remainder of 2015 and first half of 2016.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 54.0% and 52.7% for the three and nine months ended September 30, 2015, respectively, compared to 55.0% and 56.3% for the three and nine months ended September 30, 2014, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the quarter and year-to-date periods ended September 30, 2015, was negatively impacted by merger related expense.

Income Taxes.  During the three and nine months ended September 30, 2015, we recorded income tax expense of $12.0 million and $34.0 million, respectively, compared to $9.0 million and $25.7 million, respectively, for the three and nine months ended September 30, 2014. Our income tax expense for the year-to-date period ended September 30, 2015 reflects an effective income tax rate of 33.1% compared to 33.2% for the year-to-date period ended September 30, 2014 which is principally impacted by our investments in municipal securities, our real estate investment trust, participation in the CITC program and bank-owned life insurance offset in part by meals and entertainment expense, a portion of which is non-deductible.

Financial Condition

Our consolidated balance sheet at September 30, 2015 reflects an increase in total loans outstanding to $6.336 billion at September 30, 2015 compared to $4.590 billion at December 31, 2014. Total deposits increased by $1.8 billion between December 31, 2014 and September 30, 2015. Total assets were $8.549 billion at September 30, 2015 compared to $6.018 billion at December 31, 2014. Collectively, we acquired $1.3 billion of loans and $1.4 billion of deposits upon our acquisition of CapitalMark and Magna.

Loans.  The composition of loans at September 30, 2015 and at December 31, 2014 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$2,192,151	34.6%	$1,544,091	33.6%
Consumer real estate – mortgage	1,044,276	16.5%	721,158	15.7%
Construction and land development	674,926	10.7%	322,466	7.0%
Commercial and industrial	2,178,535	34.4%	1,784,729	38.9%
Consumer and other	246,101	3.9%	217,583	4.7%
Total loans	$6,335,989	100.0%	$4,590,027	100.0%

At September 30, 2015, our loan portfolio composition remained relatively consistent with the composition at December 31, 2014. Despite the two acquisitions that were completed during the third quarter of 2015, we believe that loan growth in the remainder of 2015 in the commercial real estate- mortgage segment will outpace loan payoffs in that segment of the portfolio resulting in an increase in the percentage of commercial real estate - mortgage loans as a percentage of total loans. The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At September 30, 2015, approximately 51.3% of the outstanding principal balance of our commercial real estate - mortgage loans was secured by owner-occupied commercial properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Growth in the construction and development loan segment reflects the development of the local economies in which we participate and is diversified between commercial, residential and land.

The following table classifies our fixed and variable rate loans at September 30, 2015 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at September 30, 2015			Percentage
	Fixed	Variable		At September 30,
	Rates	Rates	Totals	2015
Based on contractual maturity:
Due within one year	$200,537	$1,106,233	$1,306,770	20.6%
Due in one year to five years	1,193,519	1,783,715	2,977,234	47.0%
Due after five years	615,621	1,436,364	2,051,985	32.4%
Totals	$2,009,677	$4,326,312	$6,335,989	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$3,128,394	$3,128,394	49.4%
Due within one year	200,537	133,770	334,307	5.3%
Due in one year to five years	1,193,519	763,866	1,957,385	30.9%
Due after five years	615,621	300,282	915,903	14.5%
Totals	$2,009,677	$4,326,312	$6,335,989	100.0%

The above information does not consider the impact of scheduled principal payments.

(*) Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Interest rate floors are currently in effect on approximately $434.2 million of our daily floating rate loan portfolio and on approximately $667.6 million of the remaining variable rate loan portfolio at varying maturities.  The weighted average rate of the floors for the daily floating rate portfolio is 4.31% compared to the average coupon of 3.72% for this portfolio. The weighted average rate of the floors for the remaining variable rate portfolio is 4.10% compared to the average coupon rate of 3.47% for this portfolio.  As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,	December 31,
Accruing loans past due 30 to 89 days:	2015	2014
Commercial real estate – mortgage	$1,248	$2,232
Consumer real estate – mortgage	3,185	2,391
Construction and land development	573	421
Commercial and industrial	2,765	3,431
Consumer and other	8,695	9,532
Total accruing loans past due 30 to 89 days	$16,466	$18,007

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$612	$-
Consumer real estate – mortgage	2,038	146
Construction and land development	2,339	-
Commercial and industrial	114	5
Consumer and other	261	172
Total accruing loans past due 90 days or more	$5,364	$323

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.26%	0.39%
Accruing loans past due 90 days or more as a percentage of total loans	0.08%	0.01%
Total accruing loans in past due status as a percentage of total loans	0.34%	0.40%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $91.2 million or 1.4% of total loans at September 30, 2015 compared to $83.0 million or 1.8% of total loans at December 31, 2014. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. Approximately $742,000 of potential problem loans were past due at least 30 days but less than 90 days as of September 30, 2015.

Nonperforming Assets and Troubled Debt Restructurings.  At September 30, 2015, we had $35.8 million in nonperforming assets compared to $28.6 million at December 31, 2014. Included in nonperforming assets were $30.0 million in nonaccrual loans and $4.8 million in OREO at September 30, 2015 compared to $16.7 million in nonaccrual loans and $11.2 million in OREO assets at December 31, 2014.  At both September 30, 2015 and December 31, 2014, there were $8.4 million of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

The following table is a summary of our nonperforming assets and troubled debt restructurings at September 30, 2015 and December 31, 2014 (dollars in thousands):

	At December 31, 2014	Payments, Sales and Reductions(1)	Foreclosures(2)	Inflows (3)	At September 30, 2015
Nonperforming assets:
Nonaccrual loans:
Commercial real estate – mortgage	$4,313	$(3,734)	$(253)	$6,906	$7,232
Consumer real estate – mortgage	4,458	(738)	-	5,701	9,421
Construction and land development	5,173	(1,929)	-	3,254	6,498
Commercial and industrial	1,609	(1,795)	-	1,308	1,122
Consumer and other	1,152	(10,896)	(5,948)	21,468	5,776
Total nonaccrual loans (4)	16,705	(19,092)	(6,201)	38,637	30,049
Other real estate owned	11,186	(6,666)	253	-	4,773
Other repossessed assets	686	(5,611)	5,948	-	1,023
Total nonperforming assets	28,577	(31,369)	-	38,637	35,845
Troubled debt restructurings:
Commercial real estate – mortgage	$-	-	-	223	223
Consumer real estate – mortgage	3,926	(149)	-	-	3,777
Construction and land development	436	(436)	-	-	-
Commercial and industrial	3,773	(77)	-	516	4,212
Consumer and other	276	(115)	-	-	161
Total troubled debt restructurings	8,411	(777)	-	739	8,373
Total nonperforming assets and troubled debt restructurings	$36,988	$(32,146)	$-	$39,376	$44,218
Ratios:
Nonaccrual loans to total loans	0.36%				0.47%
Nonperforming assets to total loans plus other
real estate owned	0.61%				0.57%
Nonperforming assets plus troubled debt
restructurings to total loans and
other real estate owned	0.79%				0.70%
Nonperforming assets, loans
and troubled debt restructurings
to Pinnacle Bank Tier I capital and
allowance for loan losses	18.09%				18.00%
Classified asset ratio (Pinnacle Bank)(5)	18.10%				16.99%
Allowance for loan loss coverage ratio	403.2%				212.2%

(1)
Payments, sales and reductions in nonaccrual loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and nonaccrual loans that have been returned to accruing status during the nine months ended September 30, 2015.  Payments, sales and reductions in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon or acquired by deed in lieu of foreclosure.  Payments, sales and reductions in troubled debt restructurings are those loans which were previously restructured whereby the borrower has reduced the outstanding balance of the loan or re-defaulted on the terms of the loan and therefore been charged-off.

(2)	Foreclosures in nonaccrual loans and troubled debt restructurings are representative of transfers of balances to OREO or other respossessed assets during the nine months ended September 30, 2015.
(3)
Inflows in nonaccrual loans are attributable to loans where we have discontinued the accrual of interest at some point during the nine months ended September 30, 2015. Additionally included in nonaccrual loan inflows are the loans that were acquired in conjunction with our recently completed acquisitions which were deemed to have deteriorated credit quality. The balance of these loans at September 30, 2015 was approximately $11.8 million.  Increases in troubled debt restructurings are the result of increases in the number of loans where we have granted a concession due to the deteriorating financial condition of the borrower during 2014. These concessions can be in the form of a reduced interest rate, extended maturity date or other matters.

(4)	Approximately $19.6 million and $10.9 million as of September 30, 2015 and December 31, 2014, respectively, of nonaccrual loans included above are currently paying pursuant to their contractual terms.
(5)	Classified assets as a percentage of Tier 1 capital plus allowance for loan losses.

At September 30, 2015, we owned $4.8 million in other real estate which we had acquired (usually through foreclosure) from borrowers, compared to $11.2 million at December 31, 2014, substantially all of which is located within our principal markets.  We segment our OREO into three categories: developed lots, undeveloped land, and other.  The other category primarily consists of office buildings and existing homes.  The following table shows the classification of our OREO (dollars in thousands):

	September 30,	December 31,
	2015	2014
Developed lots	$1,778	$275
Undeveloped land	1,832	9,240
Other	1,163	1,671
	$4,773	$11,186

Allowance for Loan Losses (allowance).   We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of  September 30, 2015 and December 31, 2014, our allowance for loan losses was approximately $63.8 million and $67.4 million, respectively, which our management deemed to be adequate at each of the respective dates.  Loans subject to the allowance for loan losses include the legacy Pinnacle loan portfolio and loans originated by our CapitalMark and Magna offices subsequent to the consummation of our acquisition of CapitalMark and Magna. Our acquired loans were recorded at fair value upon acquisition. At September 30, 2015, these loans had a balance of $1.3 billion and a fair value adjustment of $15.9 million. The fair value adjustment is preliminary and is subject to future refinements to the firm's purchase accounting adjustments. The fair value adjustments on the performing acquired loans will be accreted into income over the life of the loans. In future periods these loans will be reviewed to determine if further deterioration exists and these loans will be subject to additional allowance or provisioning charges in the event there is evidence of credit deterioration.The judgments and estimates associated with our allowance determination are described under Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 5 to the Notes to the Financial Statements included in Item 1 at September 30, 2015.

The following table sets forth, based on management's best estimate, the allocation of the allowance to categories of loans as well as the unallocated portion as of September 30, 2015 and December 31, 2014 and the percentage of loans in each category to total loans (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$17,931	34.6%	22,202	33.6%
Consumer real estate - mortgage	8,841	16.5%	5,424	15.7%
Construction and land development	4,219	10.7%	5,724	7.0%
Commercial and industrial	27,037	34.4%	29,167	38.9%
Consumer and other	4,806	3.9%	1,570	4.7%
Unallocated	924	NA	3,272	NA
Total allowance for loan losses	$63,758	100.0%	$67,359	100.0%

The following is a summary of changes in the allowance for loan losses for the year-to-date period ended September 30, 2015 and for the year ended December 31, 2014 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Nine months ended September 30, 2015	Year ended December 31, 2014
Balance at beginning of period	$67,359	$67,970
Provision for loan losses	3,730	3,635
Charged-off loans:
Commercial real estate – mortgage	(349)	(875)
Consumer real estate – mortgage	(227)	(1,621)
Construction and land development	(126)	(301)
Commercial and industrial	(1,372)	(3,095)
Consumer and other loans	(9,658)	(1,811)
Total charged-off loans	(11,732)	(7,703)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	19	538
Consumer real estate – mortgage	451	671
Construction and land development	1,301	277
Commercial and industrial	1,480	1,484
Consumer and other loans	1,151	487
Total recoveries of previously charged-off loans	4,402	3,457
Net charge-offs	(7,330)	(4,246)
Balance at end of period	$63,759	$67,359
Ratio of allowance for loan losses to total loans outstanding at end of period	1.01%	1.47%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.29%	0.10%

(1)	Net charge-offs for the year-to-date period ended September 30, 2015 have been annualized.

Management assesses the adequacy of the allowance prior to the end of each calendar quarter.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management's evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of Pinnacle Bank's regulators, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  For further discussion regarding our allowance for loan losses, refer to the Annual Report on Form 10-K as of and for the year ended December 31, 2014 and Note 5 to the Notes to the Consolidated Financial Statements appearing in Part I of this Form 10-Q.
Investments.  Our investment portfolio, consisting primarily of U.S. Treasuries, Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $1.0 billion and $770.7 million at September 30, 2015 and December 31, 2014, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at September 30, 2015 and December 31, 2014 follows:

	September 30, 2015	December 31, 2014
Weighted average life	4.72 years	4.55 years
Effective duration	2.81%	2.81%
Weighted average coupon	2.96%	3.31%
Tax equivalent yield	2.49%	2.81%

Deposits and Other Borrowings.    We had approximately $6.601 billion of deposits at September 30, 2015 compared to $4.783 billion at December 31, 2014. We acquired $1.4 billion of deposits as a part of our recently completed acquisitions of CapitalMark and Magna. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we have entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $68.1 million at September 30, 2015 and $94.0 million at December 31, 2014.   Additionally, at September 30, 2015 and December 31, 2014, Pinnacle Bank had borrowed $545.3 million and $195.5 million, respectively, in advances from the FHLB.   At September 30, 2015, Pinnacle Bank also had approximately $611.0 million in additional availability with the FHLB.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations greater than $250,000. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other funding and the percentage of each type to the total at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,		December 31,
	2015	Percent	2014	Percent
Core funding:
Noninterest-bearing deposit accounts	$1,876,910	25.5%	$1,321,053	25.6%
Interest-bearing demand accounts	1,275,496	17.3%	989,915	19.2%
Savings and money market accounts	2,320,094	31.5%	1,751,698	33.9%
Time deposit accounts less than $250,000	417,812	5.7%	318,511	6.2%
Total core funding	5,890,312	80.1%	4,381,177	84.8%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits (1)	17,751	0.2%	15,535	0.3%
Reciprocating money market accounts (1)	371,125	5.0%	273,259	5.3%
Reciprocating time deposits	82,553	1.1%	43,355	0.8%
Other time deposits	216,842	3.0%	69,278	1.3%
Securities sold under agreements to repurchase	68,077	0.9%	93,995	1.8%
Total relationship based non-core funding	756,348	10.3%	495,422	9.6%
Wholesale funding:
Public funds	14,808	0.2%	-	0.0%
Brokered deposits	7,288	0.1%	-	0.0%
Federal Home Loan Bank advances	545,330	7.4%	195,476	3.8%
Holding company loan	-	0.0%	13,682	0.3%
Subordinated debt - Pinnacle Bank	60,000	0.8%	-	0.0%
Subordinated debt- Pinnacle Financial	82,476	1.1%	82,476	1.6%
Total wholesale funding	709,902	9.6%	291,634	5.6%
Total non-core funding	1,466,250	19.9%	787,056	15.2%
Totals	$7,356,562	100.00%	$5,168,233	100.00%

(1)
The reciprocating categories consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies impose limits on the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At September 30, 2015 and December 31, 2014, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding decreased slightly from 84.8% at December 31, 2014 to 80.1% at September 30, 2015, primarily as a result of our increased FHLB advances, as core funding increased  by $1.5 billion.

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

The amount of time deposits as of September 30, 2015 amounted to $739.3 million.  The following table shows our time deposits in denominations of $100,000 and less and in denominations greater than $100,000 by category based on time remaining until maturity and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$41,266	0.34%
Over three but less than six months	41,101	1.04%
Over six but less than twelve months	65,339	1.40%
Over twelve months	52,270	1.90%
	$199,976	1.24%
Denominations $100,000 and greater
Three months or less	$163,975	0.29%
Over three but less than six months	119,598	0.40%
Over six but less than twelve months	130,254	0.63%
Over twelve months	125,499	0.32%
	$539,326	0.40%
Totals	$739,302	0.63%

Subordinated debt and other borrowings.  We have four wholly-owned subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust's common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and using the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by ourselves.  The sole assets of the Trusts are the Subordinated Debentures.  At September 30, 2015, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

	Date Established	Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at September 30, 2015
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.13%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	1.73%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	1.98%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.19%

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

The Trust Preferred Securities may be redeemed prior to maturity at our option.  The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the trust preferred securities as "Tier I capital" under the Federal Reserve capital adequacy guidelines. Under current Federal Reserve regulations, the trust preferred securities qualify as Tier 1 capital.  The Federal Reserve published final Basel III capital regulations in June 2013 which continued the treatment of their outstanding preferred securities as Tier I capital for holding companies under $15.0 billion in assets.
On June 15, 2012, we entered into a loan agreement with an unaffiliated bank for $25 million.  Our borrowings under the Loan Agreement bore interest at a LIBOR rate generally defined as the sum of (i) the average of the offered rates of interest quoted in the London Inter-Bank Eurodollar Market for U.S. Dollar deposits with prime banks (as published by Reuters or other commercially available sources) for three months (all as selected by the Company), and (ii) an applicable margin. The applicable margin under the Loan Agreement ranged from 2.25% (225 basis points) to 3.00% (300 basis points) depending on the total aggregate principal amount outstanding under the Loan Agreement. During the third quarter of 2015, the balance of this loan, or $12.4 million, was paid in full.

On February 4, 2015, Pinnacle Bank entered into a loan agreement with an unaffiliated bank for $40 million. Pinnacle Bank's borrowings under the loan agreement bore interest at rates at the greater of (i) zero percent (0%) and (ii) the one-month LIBOR rate quoted by the lender (as published by Reuters), plus in each case an applicable margin. The applicable margin under the loan agreement ranged from 1.65% (165 basis points) to 1.95% (195 basis points) depending on the total aggregate principal amount outstanding under the loan agreement. During the third quarter of 2015, the balance of this loan, or $39.0 million, was paid in full.

On July 30, 2015, Pinnacle Bank issued $60.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes due 2025 (the Notes) in a private placement transaction to accredited institutional investors. The maturity date of the Notes is July 30, 2025, although Pinnacle Bank may redeem some or all of the Notes beginning on the interest payment date of July 30, 2020 and on any interest payment date thereafter at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to the date of redemption, subject to the prior approval of the Federal Deposit Insurance Corporation (the FDIC).

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

The sale of the Notes yielded net proceeds of approximately $59.1 million after deducting the placement agents' fees and estimated expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the offering, together with available cash, to pay the cash portion of the merger consideration payable to the shareholders of CapitalMark and Magna in connection with the mergers and to pay the amounts necessary to redeem the preferred shares that each of CapitalMark and Magna had previously issued to the United States Department of the Treasury in connection with their participation in the Treasury's Small Business Lending Fund and for general corporate purposes.

Capital Resources.  At September 30, 2015 and December 31, 2014, our stockholders' equity amounted to $1.1 billion and $802.7 million, respectively, an increase of approximately $331.5 million.  Approximately $269.0 million of this increase is attributable to shares of common stock issued upon our acquisitions of CapitalMark and Magna.

Dividends.   Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of its retained net profits for that year plus the retained net profits for the preceding two years.  During the nine months ended September 30, 2015, our bank paid dividends of $13.5 million to us which was within the limits allowed by the TDFI.

During the nine months ended September 30, 2015, we paid $13.4 million in dividends to common shareholders. On October 20, 2015, our Board of Directors declared a $0.12 quarterly cash dividend to common shareholders which should approximate $4.9 million in aggregate dividend payments that will be paid on November 27, 2015 to common shareholders of record as of the close of business on November 6, 2015. The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

Interest Rate Sensitivity.  In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates.  ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits.  ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items.  Measurements which we use to help us manage interest rate sensitivity include an earnings simulation model and an economic value of equity (EVE) model.

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

At September 30, 2015, our earnings simulation model indicated we were in compliance with our policies for both the gradual and instantaneous interest rate changes.

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

At September 30, 2015, our EVE model indicated we were in compliance with our policies noted above.  However, our policies provide that during certain interest rate cycles, the down basis point rate changes may not be particularly significant given the current slope of the yield curve.  Accordingly, we have currently suspended the calculation of the down rate scenarios for EVE measurement for the down 300 and down 400 scenarios.

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

Based on information gathered from these various modeling scenarios and primarily due to the assumptions we have made related to the acquired assets and liabilities of CapitalMark and Magna, management believes that as of September 30, 2015, our balance sheet would likely be neutral to slightly liability sensitive for the first 25 basis points of an interest rate increase but would transition to an asset sensitive position upon further rate increases (50 to 100 basis points of increase) as many of the floors attached to variable rate loans would be surpassed. Our modeling indicates that our level of asset sensitivity would accelerate until rates had increased 300 basis points and would become neutral at that point as we believe deposit pricing would become increasingly competitive.

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

·
Participated in interest rate swaps whereby our customers pay a fixed rate which we remit to our counterparty while we receive in return a floating rate on these commercial loans.  These loans amounted to approximately $317 million at September 30, 2015.  Floating rate loans promote an asset sensitive balance sheet.

·
Reduced the amount of rate floors attached to floating and variable rate commercial loans from $1.300 billion at December 31, 2013 to $881.1 million as of September 30, 2015 thus promoting a more asset sensitive balance sheet over time.

·
Reduced the difference between the weighted average floor rate on floating and variable rate commercial loans and the weighted average contract rate on these type of loans from 0.84% at December 31, 2013 to 0.64% at September 30, 2015.  This reduction results in requiring a lesser increase in shorter-term rates for the floors to be overcome, thus making these loans with rate floors more asset sensitive over time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We maintain a minimum liquid asset balance to ensure our ability to meet our obligations. The size of the minimum liquid asset balance is determined through severe liquidity stress testing. At September 30, 2015, we believe we were in compliance with our liquidity coverage ratio.

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

In addition, our bank is a member of the FHLB.  As a result, our bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At September 30, 2015, our bank had received advances from the FHLB totaling $545.3 million at the following rates and maturities (dollars in thousands):

Scheduled Maturities	Amount	Interest Rates(1)
2015	$345,000	0.23%
2016	200,000	0.55%
2017	-	0.00%
2018	5	2.00%
2019	-	0.00%
Thereafter	324	2.42%
Total	$545,329
Weighted average interest rate		0.35%

(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of September 30, 2015.

Our bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $140.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month.  There were no outstanding borrowings at September 30, 2015, or during the quarter then ended under these agreements. Our bank also has approximately $1.2 billion in available Federal Reserve discount window lines of credit.

At September 30, 2015, excluding reciprocating time deposits issued through the CDARS network, we had $7.2 million in brokered certificates of deposit. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities. Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will not represent a significant percentage of our total funding in 2015 as we seek to maintain a higher level of core deposits.

At September 30, 2015, we had no significant commitments for capital expenditures, although we intend to construct a new retail location in each of the Knoxville, Chattanooga and Memphis MSAs annually beginning in 2016 as we expand our footprint in these newer markets. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

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

Off-Balance Sheet Arrangements.  At September 30, 2015, we had outstanding standby letters of credit of $81.7 million and unfunded loan commitments outstanding of $2.2 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted. This ASU will have an impact on our consolidated financial statements as we continue to refine our purchase accounting adjustments related to the acquisitions of CapitalMark and Magna.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 44 through 66 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pinnacle Financial maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to Pinnacle Financial's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Pinnacle Financial carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that Pinnacle Financial's disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

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

Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010. These challenges manifested themselves primarily in the form of increased levels of provisions for loan losses and other real estate expense related to declining collateral values in our real estate loan portfolio and increased costs associated with our portfolio of other real estate owned. Although economic conditions appear to have stabilized in our markets in the more recent periods and we have refocused our efforts on growing our earning assets, we believe that we will continue to experience a slower growth economic environment during the remainder of 2015. Accordingly, we expect that our results of operations could continue to be negatively impacted by economic conditions, including reduced loan demand and greater competition for loans, during the remainder of 2015. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or us in particular, will improve materially, or at all, in the near future, or thereafter, in which case we could continue to experience reduced earnings or again experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

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

As interest rates change, we expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this "gap" may work against us, and our earnings may be negatively affected. During 2014 and the first three quarters of 2015, and in anticipation of increases in short term interest rates that we anticipated would occur in the second half of 2015, we reduced the amount of variable rate loans with interest rate floors by approximately $450 million.  We believe that the reduction in the amount of variable rate loans with interest rate floors should better position our balance sheet for a rising rate environment.  In the event that short-term interest rates don't rise in late 2015 or early 2016, our efforts to transition our balance sheet to a more asset sensitive position may negatively impact our results of operations as we may earn less interest on these loans than we would have had we maintained these loan floors.

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

We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders, and land subdividers. These industries experienced adversity during 2008 through 2010 as a result of sluggish economic conditions, and, as a result, an increased level of borrowers in these industries were unable to perform under their loan agreements with us, or suffered loan downgrades which negatively impacted our results of operations. If the economic environment in our markets weakens in the last quarter of 2015 or beyond, these industry concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our earnings to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At September 30, 2015, our commercial and industrial loans accounted for almost 34.4% of our total loans. Additionally, approximately, 17.8% of our loans at September 30, 2015 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses' real estate. We expect to seek to expand the amount and percentage of such loans in our portfolio during the remainder of 2015 and in 2016. During periods of lower economic growth like those we have experienced in recent years, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

We are geographically concentrated in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and changes in local economic conditions impact our profitability.

Prior to our acquisitions of CapitalMark and Magna, we operated primarily in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and most of our borrowers, depositors and other customers lived or had operations in these areas. With our acquisitions of CapitalMark and Magna, we have increased our presence in the Knoxville MSA and expanded our operations into the Chattanooga, Tennessee-Georgia MSA and the Memphis, Tennessee-Mississippi-Arkansas MSA. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in these markets, along with the continued attraction of business ventures to the areas, and our profitability is impacted by the changes in general economic conditions in these markets.  We cannot assure you that economic conditions, including loan demand, in our markets will improve during the remainder of 2015 or thereafter, and in that case, we may not be able to grow our loan portfolio in line with our expectations, the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

Even with our acquisitions of CapitalMark and Magna, compared to regional or national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market areas if they do occur.

If our allowance for loan losses is not sufficient to cover losses inherent in our portfolio, our earnings will decrease.

If loan customers with significant loan balances fail to repay their loans, our earnings and capital levels will suffer. We make various assumptions and judgments about the probable losses in our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the loans. We maintain an allowance for loan losses to cover our estimate of the probable losses in our loan portfolio. In determining the size of this allowance, we utilize estimates  based on analyses of volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, national and local economic conditions, industry and peer bank loan quality indications, and other pertinent factors and information. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would decrease our earnings. Our allowance for loan losses does not include any component for the loans we acquired in the CapitalMark and Magna mergers, as those loans were recorded at fair value upon acquisition. If we experience deterioration in the quality of these loans, we will be required to record provision expense to address the deterioration.
In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans (including those we acquired in the Mergers), identification of additional problem loans, accounting rule changes and other factors, both within and outside of our management's control. These additions may require increased provision expense which would negatively impact our results of operations.

Our acquisitions and future expansion may result in additional risks.

On April 7, 2015 we announced the signing of a definitive merger agreement which provides for the merger of CapitalMark with and into Pinnacle Bank (the CapitalMark Merger), and on April 28, 2015 we announced the signing of a definitive merger agreement which provides for the merger of Magna with and into Pinnacle Bank (the Magna Merger and together with the Capital Mark Merger, the Mergers), in each case with Pinnacle Bank continuing as the surviving corporation. We consummated the CapitalMark Merger on July 31, 2015 and the Magna Merger on September 1, 2015.

Our current geographic expansion plans are now complete; however, we expect to continue to expand in Knoxville, Chattanooga and Memphis through additional branches and also may consider expansion within our current markets through acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including:

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

    Development of Offices.  There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches we establish can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. The same is true for our efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. Our expenses could be further increased if we encounter delays in opening any of our new branches. We may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, we have no assurance any branch will be successful even after it has been established or acquired, as the case may be.

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

We are in the process of integrating CapitalMark and Magna. A successful integration of their operations with our operations will depend substantially on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our operations with the operations of CapitalMark and Magna without encountering difficulties, such as:

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

Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of CapitalMark and Magna.

Further, we acquired CapitalMark and Magna with the expectation that the Mergers will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of the Mergers is subject to a number of uncertainties, including whether we integrate CapitalMark and Magna in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results. Additionally, we made fair value estimates of certain assets and liabilities in recording each Merger. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of such Merger. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.
The combined company will incur significant transaction and merger-related costs in connection with the Mergers.

We expect to incur significant costs associated with combining the operations of CapitalMark and Magna with our operations. We have made initial adjustments to the fair value of the assets acquired, but these may be changed as they are refined. We have commenced our integration efforts with the expectation that these efforts will deliver anticipated cost savings, but additional unanticipated costs may be incurred in the integration of our business with the businesses of CapitalMark and Magna. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

We may face risks with respect to future acquisitions.

When we attempt to expand our business through mergers and acquisitions, we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans which are highlighted above, in general acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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

A significant portion of BHG's revenue (and correspondingly our interest in any of BHG's net profits) comes from the sale of loans originated by BHG to community banks. Moreover, the purchase price we paid to acquire our interest in BHG was based on our expectation that BHG will continue to grow its business and increase the amount of loans that it is able to originate and sell.  In the event that BHG's loan growth slows over historical levels or its loan sales decrease, its results of operations and our non-interest income would be adversely affected.  BHG currently operates in most states without the need for a permit or any other license.  In the event that BHG was required to register or become licensed in any state in which it operates, or regulations are adopted that seek to limit BHG's ability to operate in any jurisdiction or that seek to limit the amounts of interest that BHG can charge on its loans, BHG's results of operations (and our interest in BHG's net profits) could be materially and adversely affected.

Our loan portfolio includes a meaningful amount of real estate construction and development loans, which have a greater credit risk than residential mortgage loans.

Although we have made meaningful progress over the last three years in reducing our concentration of real estate construction and development loans, the percentage of these loans in Pinnacle Bank's portfolio was approximately 10.7% of total loans at September 30, 2015. These loans make up approximately 21.6% of our non-performing loans at September 30, 2015. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. The credit quality of many of these loans deteriorated during the challenging economic period of 2008 to 2012 due to the adverse conditions in the real estate market during that period and that type of deterioration could occur again. Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. Should we experience the return of these adverse economic and real estate market conditions we may again experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

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

The application of more stringent capital requirements for Pinnacle Financial and Pinnacle Bank, like those adopted to implement the Basel III reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital (like the subordinated notes we issued in connection with the Mergers) and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

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

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like us) are exempt from certain provisions of the legislation. In the event that our assets were to exceed $10 billion (as is our expectation), we would become subject to these additional regulations, and our results of operations may be materially impacted by the additional costs to comply with these additional regulations as well as the higher costs associated with increased deposit insurance premiums.
If we are able to grow our assets to in excess of $10 billion, we will be required, under the Dodd-Frank Act, to submit a stress test to the Federal Reserve Board that projects our performance in various economic scenarios provided by the Federal Reserve Board. The Dodd-Frank Act stress tests are forward-looking exercises conducted by the Federal Reserve Board and financial companies regulated by the Federal Reserve Board to help ensure institutions have sufficient capital to absorb losses and support operations during adverse economic conditions. If we are required to perform these stress tests, we will be required to make certain assumptions in modeling future performance and must support these assumptions through statistical analysis and observed market behavior where applicable.  If we become subject to these stress test requirements, the outcome of the Federal Reserve Board's analysis of our projected performance (to include capital, earnings, and balance sheet changes) will be used in supervision of us and will assist the Federal Reserve Board in assessing our risk profile and capital adequacy. The results of any stress test that we are required to perform could hinder our ability to pay quarterly cash dividends to shareholders as has been our practice, and could also impact the Federal Reserve Board's decisions regarding future acquisitions by us.

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

We, and Pinnacle Bank, are required to maintain certain capital levels established by banking regulations or specified by bank regulators, including those capital maintenance standards imposed on us as a result of the Dodd-Frank Act, and we are required to serve as a source of strength to Pinnacle Bank. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. Pinnacle Bank is required to obtain regulatory approval in order to pay dividends to us unless the amount of such dividends does not exceed its net income for that calendar year plus retained net income for the preceding two years. Any restriction on the ability of Pinnacle Bank to pay dividends to us could impact our ability to continue to pay dividends on our common stock. Moreover, failure by our bank subsidiary to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject our bank subsidiary to a variety of enforcement remedies available to the federal regulatory authorities.

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

Because of significant competitive pressures in our market and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors' federal funds rate or the London Interbank Offered Rate (LIBOR) (both of which are at extremely low levels as a result of current economic conditions), our net interest margin may be negatively impacted. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. We also expect loan pricing to remain competitive in the fourth quarter of 2015 and 2016 and believe that economic factors affecting broader markets will likely result in reduced yields for our investment securities portfolio.  As a result, our net interest margin, and consequently our profitability, may continue to be negatively impacted in the fourth quarter of 2015 and 2016 and beyond.

A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At September 30, 2015, our goodwill and other identifiable intangible assets totaled approximately $441.1 million. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would further adversely impact the capacity of Pinnacle Bank to pay dividends to us without seeking prior regulatory approval, which could adversely affect our ability to pay required interest payments and preferred stock dividends.

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

We have assembled a senior management team which has substantial background and experience in banking and financial services in the Nashville, Knoxville, Memphis and Chattanooga markets. Moreover, much of our organic loan growth in 2012 through the first nine months of 2015 was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions.  Inability to retain these key personnel (including key personnel of CapitalMark or Magna) or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals' skills and customer relationships and/or the potential difficulty of promptly replacing them.

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

Pinnacle Financial has issued trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At September 30, 2015, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $82.5 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by Pinnacle Financial. Further, the accompanying junior subordinated debentures Pinnacle Financial issued to the trusts are senior to Pinnacle Financial's shares of common stock. As a result, Pinnacle Financial must make payments on the junior subordinated debentures before any dividends can be paid on common stock and, in the event of Pinnacle Financial's bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial's common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

On July 30, 2015, Pinnacle Bank issued $60 million of subordinated notes due July 30, 2025 in a private placement to certain institutional accredited investors. These notes are obligations of Pinnacle Bank, and not Pinnacle Financial, and the notes rank senior to shares of Pinnacle Bank's common stock, all of which are owned by Pinnacle Financial.  In the event of a liquidation or winding up of Pinnacle Bank, these notes, along with Pinnacle Bank's other indebtedness, would have to be repaid before Pinnacle Financial and its shareholders would be entitled to receive any of the assets of Pinnacle Bank.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	9	$54.55	-	-
Aug. 1, 2015 to Aug. 30, 2015	5,183	52.02	-	-
Sept. 1, 2015 to Sept. 30, 2015	1,586	45.72	-	-
Total	6,778	$50.62	-	-

(1)
During the quarter ended September 30, 2015, 24,155 shares of restricted stock previously awarded to certain of our associates vested.  We withheld 6,778 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

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

PINNACLE FINANCIAL PARTNERS, INC.

November 9, 2015	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

November 9, 2015	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer