Form 10-K
period 2015-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2016-02-29
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter:  $1,841,157,136 as of June 30, 2015.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of stock, as of the latest practicable date: 41,042,164 shares of common stock as of February 26, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held April 19, 2016, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain of the statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "goal," "objective," "intend," "plan," "believe," "should," "hope," "pursue," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) failure of the closing conditions to Pinnacle Financial's additional investment in Bankers Healthcare Group, LLC (BHG) to be satisfied; (ii) Pinnacle Bank's inability to issue debt financing in connection with Pinnacle Financial's and Pinnacle Bank's additional investment in BHG in amounts and on terms acceptable to it; (iii) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (iv) continuation of the historically low short-term interest rate environment; (v) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the historical growth rate of its, or such entities', loan portfolio; (vi) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (vii) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (viii) increased competition with other financial institutions; (ix) greater than anticipated adverse conditions in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA, the Knoxville MSA, the Chattanooga, TN-GA MSA and the Memphis, TN-MS-AR MSA, particularly in commercial and residential real estate markets; (x) rapid fluctuations or unanticipated changes in interest rates on loans or deposits; (xi) the results of regulatory examinations; (xii) the ability to retain large, uninsured deposits; (xiii) the development of any new market other than the Nashville, Knoxville, Chattanooga or Memphis MSAs; (xiv) a merger or acquisition like our proposed merger with Avenue Financial Holdings, Inc. (Avenue); (xv) risks of expansion into new geographic or product markets, like the expansion into the Chattanooga and Memphis MSAs; (xvi) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xvii) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Financial), to retain financial advisors (including those at Avenue) or otherwise to attract customers from other financial institutions; (xviii) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xix) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels; (xx) risks associated with litigation, including the applicability of insurance coverage; (xxi) the risk that the cost savings and any revenue synergies from the mergers with Avenue, CapitalMark Bank & Trust (CapitalMark) and Magna Bank (Magna) may not be realized or take longer than anticipated to be realized; (xxii) disruption from the Avenue merger with customers, suppliers or employee relationships; (xxiii) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement related to the Avenue merger; (xxiv) the risk of successful integration of Avenue's, CapitalMark's and Magna's business with ours; (xxv) the failure of Avenue's shareholders to approve the Avenue merger; (xxvi) the amount of the costs, fees, expenses and charges related to the Avenue merger; (xxvii) the ability to obtain required government approvals of the proposed terms of the Avenue merger; (xxviii) reputational risk and the reaction of Pinnacle Financial's and Avenue's customers to the Avenue merger; (xxix) the failure of the closing conditions of the Avenue merger to be satisfied; (xxx) the risk that the integration of Avenue's, CapitalMark's and Magna's operations with Pinnacle Financial's will be materially delayed or will be more costly or difficult than expected; (xxxi) the possibility that the Avenue merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; (xxxii) the dilution caused by Pinnacle Financial's issuance of additional shares of its common stock in the Avenue merger; (xxxiii) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xxxiv) the vulnerability of our network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxxv) the possibility of increased compliance costs as a result of increased regulatory oversight, including oversight of companies in which Pinnacle Financial has significant investments, and the development of additional banking products for our corporate and consumer clients; (xxxvi) the risks associated with our being a minority investor in BHG, including the risk that the owners of a majority of the membership interests in BHG decide to sell the company if not prohibited from doing so by the terms of our agreement with them; (xxxvii) the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets will exceed current estimates; and (xxxviii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. A more detailed description of these and other risks is contained in "Item 1A. Risk Factors" below.  Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms "we," "our," "us," "the firm," "Pinnacle Financial Partners," "Pinnacle" or "Pinnacle Financial" as used herein refer to Pinnacle Financial Partners, Inc., and its subsidiaries, including Pinnacle Bank, which we sometimes refer to as "our bank subsidiary" or "our bank" and its other subsidiaries.  References herein to the fiscal years 2011, 2012, 2013, 2014, and 2015 mean our fiscal years ended December 31, 2011, 2012, 2013, 2014, and 2015, respectively.

ITEM 1.  BUSINESS

OVERVIEW

Pinnacle Financial Partners is the second-largest bank holding company headquartered in Tennessee, with $8.72 billion in assets as of December 31, 2015.  Incorporated on February 28, 2000, the holding company is the parent company of Pinnacle Bank and owns 100% of the capital stock of Pinnacle Bank.  The firm started operations on October 27, 2000, in Nashville, Tennessee, and has since grown to 44 offices, including 29 in eight Middle Tennessee counties. The firm also has five offices in Knoxville, five offices in Memphis and one in Chattanooga, as well as several offices in nearby communities.  Prior to September 4, 2012, when it converted from a national bank to a state bank, Pinnacle Bank was known as Pinnacle National Bank.

The firm operates as a community bank primarily in the urban markets of Nashville, Knoxville, Memphis and Chattanooga, Tennessee and surrounding counties.  As an urban community bank, Pinnacle provides the personalized service most often associated with small community banks, while offering the sophisticated products and services, such as investments and treasury management, more typically found at large regional and national banks.   This approach has enabled Pinnacle to attract clients from the regional and national banks in the Nashville, Knoxville, Memphis and Chattanooga MSAs and surrounding markets.  As a result, Pinnacle has grown to the fourth largest market share in the Nashville MSA and to the sixth largest market share in the Knoxville MSA, based on 2015 FDIC Summary of Deposits data including the impact of any mergers and acquisitions.

ACQUISITIONS

In February 2015, Pinnacle Bank acquired a 30% membership interest in Bankers Healthcare Group, LLC (BHG), a company which makes term loans to healthcare professionals and practices, for $75 million in cash. On January 19, 2016, Pinnacle Financial and Pinnacle Bank entered into an agreement to acquire, at the closing of the investment, 8.55% and 10.45%, respectively, of the outstanding membership interests in BHG for $114.0 million, payable in a mix of cash and stock consideration. The cash consideration is expected to equal $74,100,000 and the stock consideration is expected to consist of a number of shares equal to the quotient (in whole shares) of (i) $39,900,000 and (ii) the closing price of Pinnacle Financial's common stock on the Nasdaq Global Select Market on the day prior to the closing date of the additional investment. The closing of the additional investment is subject to satisfaction of customary closing conditions and Pinnacle Financial's election to become a financial holding company which became effective February 17, 2016. We currently expect the closing to occur in early March 2016.

At the closing, Pinnacle Financial, Pinnacle Bank and the other members of BHG will enter into an Amended and Restated Limited Liability Company Agreement of BHG that is currently expected to provide for, among other things, the following terms: (i) the inability of any member of BHG to transfer its ownership interest in BHG without the consent of the other members of BHG for five years, other than transfers to family members, trusts or affiliates of the transferring member, in connection with the acquisition of Pinnacle Financial or Pinnacle Bank or as a result of a change in applicable law that forces Pinnacle Financial and/or Pinnacle Bank to divest their ownership interests in BHG; (ii) the inability of the board of managers of BHG (of which Pinnacle Financial and Pinnacle Bank will have the right to designate two of the five members (the "Pinnacle Managers")) to approve a sale of BHG for four years without the consent of one of the Pinnacle Managers; (iii) co-sale rights for the Pinnacle Financial and Pinnacle Bank in the event the other members of BHG decide to sell all or a portion of their ownership interests after the above-described five-year limitation; and (iv) a right of first refusal for BHG and the other members of BHG in the event that the Pinnacle Financial and/or Pinnacle Bank decide to sell all or a portion of their ownership interests after the above-described five-year limitation, except in connection with a transfer of their ownership interests to an affiliate or in connection with the acquisition of Pinnacle Financial or Pinnacle Bank.

In July 2015, we completed our acquisition of CapitalMark Bank & Trust ("CapitalMark") for approximately $19.7 million in cash (including payments related to fractional shares) and 3,306,184 shares of Pinnacle Financial's common stock valued at approximately $175.5 million. All of CapitalMark's outstanding stock options vested upon consummation of the CapitalMark acquisition and were converted into options to purchase shares of Pinnacle Financial's common stock at the common stock exchange rates. The fair market value of stock options assumed was approximately $30.4 million. The CapitalMark merger increased our presence in the Knoxville MSA and expanded our operations into the Chattanooga, Tennessee-Georgia MSA and surrounding counties.

In September 2015, we completed our acquisition of Magna Bank ("Magna Bank") for an aggregate of $19.5 million in cash (including payments related to fractional shares) and 1,371,717 shares of Pinnacle Financial's common stock valued at approximately $63.5 million. Additionally, at the time of the merger there were 139,417 unexercised stock options that were exchanged for cash equal to $14.32 less the respective exercise price. This consideration totaled approximately $847,000, including all applicable payroll taxes. The Magna merger increased our presence in the Memphis, Tennessee-Mississippi-Arkansas MSA.

On January 28, 2016, entered into a definitive agreement pursuant to which Avenue Financial Holdings, Inc. ("Avenue") will merge with and into Pinnacle Financial, with Pinnacle Financial continuing as the surviving corporation. The separate existence of Avenue shall cease to exist upon the effectiveness of the Avenue merger. In connection with the execution of the merger agreement, Pinnacle Bank and Avenue Bank, Avenue's wholly owned bank subsidiary, have entered into a definitive agreement pursuant to which Avenue Bank will merge with and into Pinnacle Bank simultaneously with the consummation of the Avenue merger.

Pursuant to the terms of the merger agreement, upon consummation of the Avenue merger each holder of Avenue common stock issued and outstanding, subject to certain exceptions, will be eligible to receive 0.36 shares of Pinnacle Financial's common stock and an amount in cash equal to $2.00 for each share of Avenue common stock owned by them at the effective time of the Avenue merger. The transaction is currently valued at approximately $201.4 million based on Pinnacle's 10-day average closing price through the date of the merger agreement, and consists in the aggregate of stock consideration of approximately 3.7 million shares of Pinnacle Financial's common stock and approximately $23.2 million in cash.

Cash will be paid in lieu of any fractional shares based on the average closing price of Pinnacle Financial's common stock for the ten (10) trading days ending on the business day immediately preceding the closing date of the merger. Additionally, any outstanding options to purchase shares of common stock of Avenue that are not vested will be accelerated prior to, but conditioned on the occurrence of, the closing of the merger and all options that are not exercised prior to the closing shall be cancelled and the holders of any such options shall receive an amount in cash equal to the product of (x) the excess, if any, of $20.00 over the exercise price of each such option and (y) the number of shares of Avenue common stock subject to each such option. In addition, upon consummation of the Avenue merger, Pinnacle Financial will assume Avenue's obligations under its outstanding $20.0 million subordinated notes issued in December 2014 that mature in December 2024. These notes bear interest at a rate of 6.75% per annum until January 1, 2020 and may not be repaid prior to such date. Beginning on January 1, 2020, if not redeemed on such date, these notes will bear interest at a floating rate equal to the three-month LIBOR determined on the determination date of the applicable interest period plus 4.95%.

The proposed Avenue merger is subject to the satisfaction of customary closing conditions, including obtaining approvals from applicable federal and state banking regulators and Avenue's shareholders; it is currently expected to close either late in the second quarter or early in the third quarter.

PRODUCTS AND SERVICES

Lending Services

We offer a full range of lending products, including commercial, real estate and consumer loans to individuals and small-to medium-sized businesses and professional entities.  We compete for these loans with competitors who are also well established in our geographic markets.

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

Pinnacle Bank's lending activities are subject to a variety of lending limits imposed by federal and state law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to Pinnacle Bank. In general, however, at December 31, 2015, we were able to loan any one borrower a maximum amount equal to approximately $105.6 million plus an additional $70.4 million, or a total of approximately $176.0 million, for loans that meet certain additional collateral guidelines. These legal limits will increase or decrease as Pinnacle Bank's capital increases or decreases as a result of its earnings or losses, the injection of additional capital, payments of dividends, acquisitions, or for other reasons. Pinnacle Bank's internal loan limit of $30 million is less than the legal lending limit, and Pinnacle Bank currently has three relationships in excess of the internal loan limit. These relationships range from $34.0 million to $40.0 million and were each approved by the Executive Committee of the Board of Directors.

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

Pinnacle Bank also makes a variety of loans to individuals for personal, family, investment and household purposes, including secured and unsecured installment and term loans and lines of credit, residential first mortgage loans, home equity loans and home equity lines of credit.

Deposit Services

Pinnacle Bank seeks to establish a broad base of core deposits, including savings, checking, interest-bearing checking, money market and certificate of deposit accounts. To attract deposits, Pinnacle Bank has employed a marketing plan in its current geographic markets primarily based on relationship banking and features a broad product line and competitive rates and services. The primary sources of deposits are individuals and businesses located in those geographic markets. Pinnacle Bank traditionally has obtained these deposits primarily through personal solicitation by its officers and directors, although its use of media advertising has increased in recent years, primarily due to its advertising and banking sponsorship with the Tennessee Titans NFL football team.

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

Pinnacle Bank offers, through RJFS, non-FDIC insured investment products in order to assist Pinnacle Bank's clients in achieving their financial objectives consistent with their risk tolerances.  These financial products are offered by RJFS from Pinnacle Bank's main office and many of its other offices. Additionally, we believe that the brokerage and investment advisory program offered by RJFS complements Pinnacle Bank's general banking business, and further supports its business philosophy and strategy of delivering to our clients those products and services that meet their financial needs.  Pursuant to its contract with us, RJFS is primarily responsible for the compliance monitoring of dual employees of RJFS and Pinnacle Bank.  Additionally, Pinnacle Bank has developed its own compliance-monitoring program in an effort to further ensure that Pinnacle Bank personnel deliver these products in a manner consistent with the various regulations governing such activities. Pinnacle Bank receives a percentage of commission credits and fees generated by the program. Pinnacle Bank remains responsible for various expenses associated with the program, including promotional expenses, furnishings and equipment expenses and general personnel costs including commissions paid to licensed brokers.

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

M&A Advisory and Securities Offering Services

In 2015, we formed PNFP Capital Markets, a registered broker dealer that will partner with our financial advisors to offer corporate clients merger & acquisition advisory services, private debt, equity and mezzanine, interest rate derivatives and other selected middle-market advisory services.

Other Banking Services

Given client demand for being able to access banking and investment services easily, Pinnacle Bank also offers a broad array of convenience-centered products and services, including 24-hour telephone and online banking, mobile banking,  debit and credit cards, direct deposit, remote deposit and cash management services for small- to medium-sized businesses. Additionally, Pinnacle Bank is associated with a nationwide network of automated teller machines of other financial institutions that our clients are able to use throughout Tennessee and other regions. In many cases, Pinnacle Bank reimburses its clients for any fees that may be charged to the client for using the nationwide ATM network, providing greater convenience as compared to regional competitors.
Competitive Conditions
The four markets in which we currently operate are very competitive. The Nashville MSA banking market consists of 63 financial institutions with over $48.3 billion in deposits in the market as of June 30, 2015, up from approximately $44.1 billion at June 30, 2014 according to FDIC data.  As of June 30, 2000, approximately 62.8% of this deposit base was controlled by three large, multi-state banks headquartered outside of Nashville, consisting of the following: Regions Financial (headquartered in Birmingham, Alabama), Bank of America (headquartered in Charlotte, North Carolina), and SunTrust (headquartered in Atlanta, Georgia).  According to FDIC deposit information, the collective market share of deposits in the Nashville MSA of Regions Financial (including the acquired Union Planters National Bank and AmSouth Bank), Bank of America, and SunTrust (including the acquired National Bank of Commerce) declined from approximately 62.8% to 43.9% between June 30, 2000 and June 30, 2015. Pinnacle Bank, on the other hand, after thirteen years of operations, holds the No. 4 deposit market share position in the Nashville MSA at June 30, 2015 with 9.2% of the deposit market share, immediately behind the top three out-of-state banks.

The Knoxville MSA banking market consists of 51 financial institutions with over $15.1 billion in deposits in the market as of June 30, 2015 up from $14.7 billion at June 30, 2014.  As of June 30, 2007, approximately 53.2% of this deposit base was controlled by three large, multi-state banks headquartered outside of Knoxville, consisting of the following: First Horizon, SunTrust, and Regions Financial.  According to FDIC deposit information, the collective market share of deposits in the Knoxville MSA of First Horizon, SunTrust, and Regions Financial declined from 53.2% to 48.4% between June 30, 2007 and June 30, 2015. A significant portion of the decline in market share for the top three competitors since June 30, 2007 has occurred since Pinnacle Bank established a presence in the Knoxville MSA in 2007.  At June 30, 2015, Pinnacle Bank had approximately 4.9% of the deposit market share in the Knoxville MSA.

The Chattanooga MSA banking market consists of 28 financial institutions with over $9.0 billion in deposits in the market as of June 30, 2015 up from $8.5 billion at June 30, 2014.  As of June 30, 2015, approximately 56.6% of this deposit base was controlled by three large, multi-state banks headquartered outside of Chattanooga, consisting of the following: First Horizon, SunTrust, and Regions Financial.  During the third quarter of 2015, Pinnacle Financial acquired CapitalMark Bank & Trust (CapitalMark) and thus entered the Chattanooga MSA. At June 30, 2015, CapitalMark had approximately 6.6% of the deposit market share in the Chattanooga MSA.

The Memphis MSA banking market is comprised of 56 financial institutions with over $27.0 billion in deposits in the market as of June 30, 2015 up from $23.7 billion at June 30, 2014.  As of June 30, 2015, approximately 56.2% of this deposit base was controlled by three large, multi-state banks two of which are headquartered outside of Memphis, consisting of the following: First Horizon, SunTrust, and Regions Financial.  During the third quarter of 2015, Pinnacle Financial acquired Magna Bank (Magna) and thus entered the Memphis MSA. At June 30, 2015, Magna had approximately 1.7% of the deposit market share in the Memphis MSA.

We believe that the most important criteria to our bank's targeted clients when selecting a bank is their desire to receive exceptional and personal customer service while being able to enjoy convenient access to a broad array of financial products. Additionally, when presented with a choice, we believe that many of our bank's targeted clients would prefer to deal with a locally-owned institution headquartered in Tennessee, like Pinnacle Bank, as opposed to a large, multi-state bank, where many important decisions regarding a client's financial affairs are made elsewhere.

Employees

As of February 15, 2016, we employed 1,065 full-time equivalent associates. We believe these associates are Pinnacle's most important asset and have created a culture where associates are engaged and excited to come to work.  This is supported by the fact that we were inducted into the Nashville Business Journal's "Best Places to Work" Hall of Fame after winning the award for 10 consecutive years.  Additionally, consulting firm Great Place to Work recognized us as one of the best workplaces in the United States on its 2013 and 2014 Best Small & Medium Workplaces list published in FORTUNE magazine. American Banker also recognized Pinnacle Bank as one of the top three "Best Banks to Work For" in the country in 2013, 2014 and 2015. All of these awards place heavy emphasis on anonymous surveys of associates in the judging criteria.

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

Acquisition of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

•	Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

•	Acquiring all or substantially all of the assets of any bank; or

•	Subject to certain exemptions, merging or consolidating with any other bank holding company.

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

Permitted Activities. The Gramm-Leach-Bliley Act of 1999 amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminated many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and provided that holding companies which elected to become financial holding companies could engage in activities that are:

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

The Gramm-Leach-Bliley Act also authorizes the Federal Reserve, in consultation with the Secretary of the U.S. Treasury, to determine activities in addition to those listed above that are financial in nature or incidental to such financial activity. In determining whether a particular activity is financial in nature or incidental or complementary to a financial activity, the Federal Reserve must consider (1) the purpose of the Bank Holding Company Act and the Gramm-Leach-Bliley Act, (2) changes or reasonably expected changes in the marketplace in which financial holding companies compete and in the technology for delivering financial services, and (3) whether the activity is necessary or appropriate to allow financial holding companies to effectively compete with other financial service providers and to efficiently deliver information and services.  Pinnacle Financial became a financial holding company effective as of February 17, 2016.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be "well capitalized" and "well managed." A depository institution subsidiary is considered to be "well capitalized" if it satisfies the requirements for this status discussed in the section captioned "Capital Adequacy" below. A depository institution subsidiary is considered "well managed" if it received a composite rating and management rating of at least "satisfactory" in its most recent examination. A financial holding company's status will also depend upon it maintaining its status as "well capitalized" and "well managed" under applicable Federal Reserve regulations. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve's regulations provide that the financial holding company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. If the company does not return to compliance within 180 days, the Federal Reserve may require divestiture of the holding company's depository institutions.

In order for a financial holding company to commence any new activity permitted by the Bank Holding Company Act or to acquire a company engaged in any new activity permitted by the Bank Holding Company Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least "satisfactory" in its most recent examination under the Community Reinvestment Act.

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

Pinnacle Bank

Pinnacle Financial owns one bank - Pinnacle Bank.  Pinnacle Bank is a state bank chartered under the laws of the State of Tennessee that is not a member of the Federal Reserve. As a result, it is subject to the supervision, examination and reporting requirements and the regulations of the Federal Deposit Insurance Corporation (FDIC) and Tennessee Department of Financial Institutions (TDFI). The TDFI has the authority to approve or disapprove mergers, the issuance of preferred stock and capital notes, the establishment of branches and similar corporate actions.  The TDFI regularly examines state banks like Pinnacle Bank and in connection with its examinations may identify matters necessary to improve a bank's operation in accordance with principles of safety and soundness.  Any matters identified in such examinations are required to be appropriately addressed by the bank. Pinnacle Bank is also subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

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

FDIC Insurance. Deposits in Pinnacle Bank are insured by the FDIC up to $250,000 subject to applicable limitations. To offset the cost of this issuance, the FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments. After an institution's average assets exceed $10 billion over four quarters, the assessment rate increases compared to institutions at lower average asset levels.

The FDIC may terminate its insurance of an institution's deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Capital Adequacy

The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Pinnacle Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. Tennessee state banks are required to have the capital structure that the TDFI deems adequate, and the Commissioner of the TDFI may require a state bank to increase its capital structure to the point deemed adequate by the Commissioner before granting approval of a branch application, merger application or charter amendment.

Under Federal Reserve regulations for bank holding companies applicable prior to January 1, 2015, the minimum ratio of total capital to risk-weighted assets was 8%. Total capital consisted of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and related surplus, and a limited amount of cumulative perpetual preferred stock and related surplus, less goodwill and other specified intangible assets. The trust preferred securities previously issued by Pinnacle Financial qualified as Tier 1 capital, and as described below will continue to qualify as Tier 1 capital under the Dodd-Frank Act and Basel III. Under Federal Reserve regulations, Tier 1 capital must equal at least 6% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.  For a holding company to be considered "well-capitalized," it was required to maintain a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8% and not be subject to a written agreement, order or directive to maintain a specific capital level.

In addition, the Federal Reserve has established minimum leverage ratio regulations for bank holding companies. These regulations require a minimum ratio of Tier 1 capital to average assets, less goodwill, other intangible assets and other required deductions, of at least 4%. Furthermore, the Federal Reserve indicated that it will consider a bank holding company's Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part these provisions have resulted in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 leverage ratio of not less than 4% and a total risk-based capital ratio of not less than 8%. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets on that date. Pinnacle Financial's trust preferred securities will continue to qualify as Tier 1 capital.

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

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms became effective as to Pinnacle Financial and Pinnacle Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. For the quarters ending in calendar year 2016, neither Pinnacle Financial nor Pinnacle Bank will be required to obtain regulatory approval for dividends, stock repurchases or payment of discretionary bonuses as long as its common equity Tier 1 capital ratio exceeds 5.125%, its Tier 1 capital ratio exceeds 6.625% and its total capital ratio exceeds 8.625%. These amounts will increase in 2017, 2018 and 2019.

Under these new rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including, in the case of bank holding companies with less than $15.0 billion in total assets on December 31, 2009, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

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

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Pinnacle Financial and Pinnacle Bank each opted out of this requirement.

The Federal Reserve has adopted regulations applicable to bank holding companies with assets over $10 billion that require such holding companies and banks to conduct annual stress tests and report the results to the applicable regulators and publicly disclose a summary of certain capital information and results including pro forma changes in regulatory capital ratios. For such companies, the board of directors and senior management is required to consider the results of the stress test in the normal course of business, including but not limited to capital planning and an assessment of capital adequacy in accordance with management's policies. Pinnacle Financial anticipates that it will be required to file its first stress test results in the first quarter of 2018 if its total assets exceed $10 billion in 2016.

Pinnacle Financial must qualify as "well capitalized," among other requirements, in order for it to engage in certain acquisitions or be eligible for expedited treatment of certain regulatory applications, including those related to mergers and acquisitions. For Pinnacle Financial to qualify as "well capitalized," it must have a Tier 1 capital ratio of at least 8% and a total risk-based capital ratio of at least 10% and not be subject to a written agreement, order or directive to maintain a specific capital level.

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

Under FDIC regulations, a state regulated bank which is not a member of the Federal Reserve (a state nonmember bank) is "well capitalized" if it has a Tier 1 leverage capital ratio of 5% or better, a common equity Tier 1 capital ratio of 6.5% or better, a Tier 1 risk-based capital ratio of 8% or better, a total risk based capital ratio of 10% or better, and is not subject to a regulatory agreement, order or directive to maintain a specific level for any capital measure. A state nonmember bank is considered "adequately capitalized" if it has a Tier 1 leverage ratio of at least 4%, a common equity Tier 1 capital ratio of 4.5% or better, a Tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 8.0% and does not meet the definition of a well-capitalized bank. Lower levels of capital result in a bank being considered undercapitalized, significantly undercapitalized and critically undercapitalized.

State nonmember banks are required to be "well capitalized" in order to take advantage of expedited procedures on certain applications, such as those related to the opening of branches and mergers, and to accept and renew brokered deposits without further regulatory approval.

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

At December 31, 2015, Pinnacle Bank's common equity Tier 1 capital ratio was 9.0%, its Tier 1 risk-based capital ratio was 9.0%, its total risk-based capital ratio was 10.6% and its leverage ratio was 8.8%, compared to 10.8%, 11.4%, 12.6% and 10.6% at December 31, 2014, respectively. At December 31, 2015, Pinnacle Financial's common equity Tier 1 capital ratio was 8.6%, its Tier 1 risk-based capital ratio was 9.6%, its total risk-based capital ratio was 11.2% and its leverage ratio was 9.4%, compared to 10.1%, 12.1%, 13.4% and 11.3% at December 31, 2014, respectively.  More information concerning Pinnacle Financial's and Pinnacle Bank's regulatory ratios at December 31, 2015 is included in Note 22 to the "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report on Form 10-K.

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

In addition to state law limitations on Pinnacle Financial's ability to pay dividends, the Federal Reserve imposes limitations on Pinnacle Financial's ability to pay dividends. As noted above, effective January 1, 2016, Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if Pinnacle Financial's regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer which will increase each year until January 1, 2019.

Statutory and regulatory limitations also apply to Pinnacle Bank's payment of dividends to Pinnacle Financial.  Pinnacle Bank is required by Tennessee law to obtain the prior approval of the Commissioner of the TDFI for payments of dividends if the total of all dividends declared by its board of directors in any calendar year will exceed (1) the total of Pinnacle Bank's net income for that year, plus (2) Pinnacle Bank's retained net income for the preceding two years.  As of December 31, 2015, Pinnacle Bank could pay dividends to us of up to $180.0 million. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity rather than debt issuances.  Pinnacle Financial currently has available cash balances which amounted to approximately $21.7 million at December 31, 2015.

The payment of dividends by Pinnacle Bank and Pinnacle Financial may also be affected by other factors, such as the requirement to maintain adequate capital above statutory and regulatory requirements imposed on Pinnacle Bank or Pinnacle Financial by their regulators. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured depository institutions should generally only pay dividends out of current operating earnings, and the new capital rules prohibit the payment of dividends when a holding company or insured depository institution is not in compliance with the capital conservation buffer described elsewhere in this report. See "Capital Adequacy" above.

During the fourth quarter of 2013, Pinnacle Financial Partners initiated a quarterly common stock dividend in the amount of $0.08 per share. During the year ended December 31, 2015, Pinnacle Financial Partners paid $18.3 million in dividends to common shareholders. On January 19, 2016, our Board of Directors declared a $0.14 quarterly cash dividend to common shareholders which should approximate $5.7 million in aggregate dividend payments that will paid on February 26, 2016 to common shareholders of record as of the close of business on February 5, 2016. The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

Restrictions on Transactions with Affiliates

Both Pinnacle Financial and Pinnacle Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	A bank's loans or extensions of credit, including purchases of assets subject to an agreement to repurchase, to or for the benefit of affiliates;

•	A bank's investment in affiliates;

•	Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates;

•	Transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate; and

•	A bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Privacy

Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. Pinnacle Bank has established a privacy policy that it believes promotes compliance with these federal requirements.

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

Pinnacle Bank's loan and deposit operations are both subject to the Bank Secrecy Act which governs how banks and other firms report certain currency transactions and maintain appropriate safeguards against "money laundering" activities.

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

Recent and Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. In 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, our regulatory compliance costs. We expect that the Dodd-Frank Act will continue to have a negative impact on our earnings through fee reductions, higher costs and new restrictions, particularly as we approach a level of total assets in excess of $10 billion. Upon consummation of our proposed merger with Avenue, which we expect will cause us to exceed $10 billion in total assets, we will also need to comply with certain additional requirements created by the Dodd-Frank Act that apply only to bank holding companies and banks with $10 billion or more in total assets. Failure to comply with the new requirements would negatively impact our results of operations and financial condition and could limit our growth or expansion activities. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, such changes could be materially adverse to our investors.

Set out below are certain of the additional provisions of the Dodd-Frank Act that will become applicable to Pinnacle Financial and Pinnacle Bank once our total assets exceed $10 billion.

Risk Committee. Publicly traded bank holding companies with $10 billion or more in total assets are required to establish a risk committee responsible for oversight of enterprise-wide risk management practices. The committee must include at least one risk management expert with experience in managing risk exposures of large, complex firms. We will need to comply with this requirement beginning in 2017 if we, as we currently expect, surpass the $10 billion total asset threshold upon consummation of our proposed merger with Avenue.

Stress Testing. Pursuant to the Dodd-Frank Act, any banking organization, including whether a bank holding company or a depository institution, with more than $10 billion in total consolidated assets and regulated by a federal financial regulatory agency is required to conduct annual stress tests to ensure it has sufficient capital during periods of economic downturn. The Federal Reserve and FDIC release stress-test scenarios on November 15 of each year, and banking organizations are required to submit the results of their tests to the appropriate regulator by March 31 of the following year. The results of each year's stress tests are publicly disclosed in June, following each banking organization's submission. A banking organization that crosses the $10 billion total consolidated assets threshold must conduct its first annual company-run stress test in the second calendar quarter for the first year after the year in which it crossed the $10 billion threshold. For example, if we pass the $10 billion threshold in 2016, as we expect will be the case if we complete our proposed merger with Avenue, our first annual stress test would occur in 2017 and would be submitted to the appropriate federal regulators in 2018. Almost all of our assets are held at Pinnacle Bank. If Pinnacle Financial's total assets pass the $10 billion threshold, it is very likely that Pinnacle Bank's total assets will also pass $10 billion, and we will be required to conduct stress tests at both Pinnacle Financial and Pinnacle Bank.

Durbin Amendment. The Dodd-Frank Act included provisions (known as the "Durbin Amendment") which restrict interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011.  In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate.  The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets, which we expect we will reach after the completion of the Avenue merger. We anticipate that the implications of the Durbin Amendment will first become applicable to us beginning in the quarter after we complete our merger with Avenue.

Consumer Financial Protection Bureau. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau (the "CFPB"), which took over responsibility for enforcing the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. Institutions that have assets of $10 billion or less will continue to be supervised and examined in this area by their primary federal regulators (in the case of Pinnacle Bank, the FDIC). Since we expect to exceed the $10 billion threshold upon the consummation of our proposed merger with Avenue, we will become subject to oversight by the CFPB in 2016.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks including, among other things, the authority to prohibit "unfair, deceptive, or abusive" acts and practices. Abusive acts or practices are defined as those that (1) materially interfere with a consumer's ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer's (a) lack of financial savvy, (b) inability to protect himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer's interests. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction.
The rules issued by the CFPB will have a long-term impact on our business, including our mortgage loan origination and servicing activities. Compliance with these rules will increase our overall regulatory compliance costs.
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

ITEM 1A.  RISK FACTORS

Investing in our common stock involves various risks which are particular to our company, our industry and our market areas. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be materially and negatively impacted.  These matters could cause the trading price of our common stock to decline in future periods.

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

In December 2015, the Federal Reserve Board of Governors decided to raise the target range for the federal funds rate from 0% to 0.25% to 0.50%. As interest rates change, we expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this "gap" may work against us, and our earnings may be negatively affected. During 2014 and 2015, and in anticipation of expected additional increases in short term interest rates in 2016, we reduced the amount of variable rate loans with interest rate floors by approximately $462 million. We believe that the reduction in the amount of variable rate loans with interest rate floors should better position our balance sheet for a rising rate environment. In the event that short-term interest rates don't continue to rise in 2016, or those rates rise more slowly than we are anticipating, our efforts to transition our balance sheet to a more asset sensitive position may negatively impact our results of operations as we may earn less interest on these loans than we would have had we maintained these loan floors.

Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses. Because we continue to have a significant number of loans with interest rate floors above current rates, in a rising rate environment our liabilities may reprice faster than our loans, which would negatively impact our results of operations.

We have entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of our interest rate exposure. In the event that interest rates do not change in the manner anticipated, such transactions may not be effective.

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses.

We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders, and land subdividers. These industries experienced adversity during 2008 through 2010 as a result of sluggish economic conditions, and, as a result, an increased level of borrowers in these industries were unable to perform under their loan agreements with us, or suffered loan downgrades which negatively impacted our results of operations. If the economic environment in our markets weakens in 2016 or beyond, these industry concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our earnings to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2015, our commercial and industrial loans accounted for almost 34.1% of our total loans, up from 31.5% at December 31, 2010. Additionally, approximately, 16.6% of our loans at December 31, 2015 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses' real estate. We expect to seek to expand the amount of such loans in our portfolio in 2016. During periods of lower economic growth like those we have experienced in recent years, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

Despite recent acquisitions we have made, we remain principally geographically concentrated in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and changes in local economic conditions impact our profitability.

Prior to our acquisitions of CapitalMark and Magna, we operated primarily in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and most of our borrowers, depositors and other customers lived or had operations in these areas. With our acquisitions of CapitalMark and Magna, we have increased our presence in the Knoxville MSA and expanded our operations into the Chattanooga, Tennessee – Georgia MSA and surrounding counties and the Memphis, Tennessee – Mississippi – Arkansas MSA, but the significant majority of our borrowers remain situated in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and our proposed acquisition of Avenue will further increase the number of borrowers we have in the Nashville, Tennessee MSA. Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets, along with the continued attraction of business ventures to these areas, and our profitability is impacted by the changes in general economic conditions in these markets. We cannot assure you that economic conditions, including loan demand, in our markets will improve during 2016 or thereafter, and in that case, we may not be able to grow our loan portfolio in line with our expectations, the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

Even with our acquisitions of CapitalMark and Magna, compared to regional or national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies as we remain dependent on the economic environment within the State of Tennessee. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market areas if they do occur.

Our acquisitions and future expansion may result in additional risks.

In 2015, we completed the acquisitions of CapitalMark and Magna. On January 28, 2016 we announced the signing of a definitive merger agreement which provides for the merger of Avenue with and into Pinnacle Financial with Pinnacle Financial continuing as the surviving corporation. Avenue Bank and Pinnacle Bank will likewise merge if that transaction is consummated. We currently expect to consummate the Avenue merger in late second quarter or early third quarter in 2016.

We expect to continue to expand in Knoxville, Chattanooga and Memphis through additional branches and also may consider expansion within these markets and Nashville through additional acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including:

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

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, (including those we acquired in the Mergers) identification of additional problem loans, accounting rule changes and other factors, both within and outside of our management's control. These additions may require increased provision expense which would negatively impact our results of operations.

Negative developments in the U.S. and local economy may adversely impact our results in the future.

Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010. These challenges manifested themselves primarily in the form of increased levels of provisions for loan losses and other real estate expense related to declining collateral values in our real estate loan portfolio and increased costs associated with our portfolio of other real estate owned. Although economic conditions appear to have stabilized and strengthened in our markets in the more recent periods and we have refocused our efforts on growing our earning assets, we believe that we will continue to experience a slower growth economic environment in 2016. Accordingly, we expect that our results of operations could be negatively impacted by economic conditions, including reduced loan demand, in 2016. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or us in particular, will improve materially, or at all, in the near future, or thereafter, in which case we could experience reduced earnings or again experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

We may not be able to successfully integrate CapitalMark, Magna or Avenue or to realize the anticipated benefits of the mergers.

We are still in the process of integrating CapitalMark and Magna, and, upon consummation of the proposed Avenue merger, will begin the process of integrating Avenue. A successful integration of these banks' operations with our operations will depend substantially on our ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our operations with the operations of CapitalMark, Magna and Avenue without encountering difficulties, such as:
·	the loss of key employees;
·	the disruption of operations and business;
·	inability to maintain and increase competitive presence;
·	loan and deposit attrition, customer loss and revenue loss;
·	possible inconsistencies in standards, control procedures and policies;
·	unexpected problems with costs, operations, personnel, technology and credit; and/or
·	problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.
Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of CapitalMark, Magna and Avenue.

Further, we acquired CapitalMark and Magna, and have entered into the definitive agreement to acquire Avenue, with the expectation that these mergers will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of these mergers is subject to a number of uncertainties, including whether we integrate CapitalMark, Magna and Avenue in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results. Additionally, we made fair value estimates of certain assets and liabilities in recording the CapitalMark and Magna mergers, and, upon consummation of the proposed Avenue merger, will make such estimates in recording the Avenue merger. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of such mergers. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

The combined company will incur significant transaction and merger-related costs in connection with the mergers of CapitalMark and Avenue.

We expect to incur significant costs associated with combining the operations of CapitalMark (for whom we have scheduled systems conversions for March 2016) and Avenue with our operations. We continue to work diligently to finalize detailed integration plans to deliver anticipated cost savings, but additional unanticipated costs may be incurred in the integration of our business with the businesses of CapitalMark, Magna and Avenue. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Whether or not the Avenue merger is consummated, we will incur substantial expenses, such as legal, accounting and financial advisory fees, in pursuing the Avenue merger which will adversely impact our earnings until after the acquisition has been completed. Completion of the Avenue merger is conditioned upon the receipt of all material governmental authorizations, consents, orders and approvals, including approval by federal banking regulators. We and Avenue intend to pursue all required approvals in accordance with the merger agreement.

Failure to complete the Avenue merger could cause our stock price to decline.

If the Avenue merger is not completed for any reason, our stock price may decline because costs related to the Avenue merger, such as legal, accounting and financial advisory fees, must be paid even if the Avenue merger is not completed. In addition, if the Avenue merger is not completed, our stock price may decline to the extent that the current market price reflects a market assumption that the Avenue merger will be completed.

We may face risks with respect to future acquisitions.

When we attempt to expand our business through mergers and acquisitions (as we have aggressively done in 2015 and 2016), we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans which are highlighted above, in general acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:
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
We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current and expected markets and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and fully diluted earnings per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

Certain provisions of the legislation were not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like us at December 31, 2015) are exempt from certain provisions of the legislation. However, we currently expect to exceed $10 billion in assets upon consummation of our proposed merger with Avenue, which will cause us to become subject to these additional regulations, and, as described below, our results of operations may be materially impacted by the additional costs to comply with these additional regulations as well as the higher costs associated with increased deposit insurance premiums.

The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve's enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Currently, Pinnacle Bank is subject to regulations adopted by the CFPB, but the FDIC is primarily responsible for examining our compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB's examination and regulatory authority might impact our business.

Once our assets exceed $10 billion, we will be required, under the Dodd-Frank Act, to submit annually a stress test to the Federal Reserve that projects our performance in various economic scenarios provided by the Federal Reserve. The Dodd-Frank Act stress tests are forward-looking exercises conducted by the Federal Reserve and financial companies regulated by the Federal Reserve to help ensure institutions have sufficient capital to absorb losses and support operations during adverse economic conditions. Once we become required to perform these stress tests, we will be required to make certain assumptions in modeling future performance and must support these assumptions through statistical analysis and observed market behavior where applicable.  The outcome of the Federal Reserve's analysis of our projected performance (to include capital, earnings, and balance sheet changes) will be used in supervision of us and will assist the Federal Reserve in assessing our risk profile and capital adequacy. The results of any stress test that we are required to perform could hinder our ability to pay quarterly cash dividends to shareholders as has been our practice, and could also impact decisions made by the Federal Reserve and other bank regulators regarding future acquisitions or investments by us or Pinnacle Bank.

In addition, once our assets exceed $10 billion, we will be subject to the Durbin Amendment promulgated under the Dodd-Frank Act. Under the Durbin Amendment, interchange fees for debit card transactions are capped at $0.21 plus five basis points. This limitation on interchange fees will adversely impact our results of operations.

Compliance with these requirements that will become applicable to us once we exceed $10 billion in total assets may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before our total assets equal or exceed $10 billion. As a result, we may incur compliance-related costs before we might otherwise be required, including if we are unable to consummate our merger with Avenue or do not continue to grow at the rate we expect or at all. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.

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

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay. For example, Federal Reserve Board regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed certain higher levels applying capital conservation buffers that began to apply on January 1, 2016 and are being phased in over three years.

In addition, the terms of the indentures pursuant to which our subordinated debentures have been issued, and the terms of the subordinated notes Pinnacle Financial will assume upon the consummation of the Avenue merger, prohibit us from paying dividends on our common stock at times when we are deferring the payment of interest on our subordinated debentures or the subordinated notes Pinnacle Financial will assume upon consummation of the Avenue merger.

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

On February 4, 2015 we acquired a 30% interest in BHG for $75 million in cash. On January 19, 2016, we entered into a definitive purchase agreement to acquire an additional 19% interest in BHG for $114.0 million payable in a mix of cash and shares of our common stock. We currently expect, subject to the satisfaction of customary closing conditions, to close the additional investment in early March. Although we have made other investments in businesses that we do not control, this is the largest investment of this type that we have made. While we have a significant stake in BHG, are entitled to designate one member of BHG's four person board of managers (and upon the closing of the additional investment, we will be entitled to designate two of the five members of BHG's board of managers) and in some instances have protective rights to block BHG from engaging in certain activities, we do not control BHG and the other managers and members of BHG may make most decisions regarding BHG's operations without our consent or approval, including a decision to sell BHG subject to the satisfaction of certain conditions (although, upon the closing of the additional investment, the board of managers of BHG will not be permitted to validly approve a sale of BHG without the consent of one of the two managers appointed by us for four years). Any sale of all or a portion of our interest in BHG would adversely affect our noninterest income. Moreover, there are certain limitations on our ability to sell our interest in BHG without first offering BHG and the other members a right of first refusal, and, upon the closing of the additional investment, we will be prohibited from transferring any portion of our interest without the consent of the other members of BHG for five years, other than transfers in connection with an acquisition of Pinnacle Financial or Pinnacle Bank or as a result of a change in applicable law that forces us and/or Pinnacle Bank to divest our or Pinnacle Bank's ownership interests in BHG.

A significant portion of BHG's revenue (and correspondingly our interest in any of BHG's net profits) comes from the sale of loans originated by BHG to community banks. Moreover, the purchase price we paid to acquire our interest in BHG (including the amount we agreed to pay in connection with the additional investment) was based on our expectation that BHG will continue to grow its business and increase the amount of loans that it is able to originate and sell.  In the event that BHG's loan growth slows over historical levels or its loan sales decrease (including as a result of regulatory restrictions on banks that are the principal purchasers of BHG's loans), its results of operations and our non-interest income would be adversely affected.  BHG currently operates in most states without the need for a permit or any other license.  In the event that BHG was required to register or become licensed in any state in which it operates, or regulations are adopted that seek to limit BHG's ability to operate in any jurisdiction or that seek to limit the amounts of interest that BHG can charge on its loans, BHG's results of operations (and our and Pinnacle Bank's interest in BHG's net profits) could be materially and adversely affected.

BHG's business, while not regulated directly by any federal bank regulators, may become subject to increased scrutiny as it grows or as a result of our investment. The FDIC has published guidance related to the operation of marketplace lenders and banks' business relationship with such lenders. Were BHG to become subject to direct regulation by any state or federal banking regulators, its compliance costs may increase and its loan yields may be negatively impacted, which would negatively impact its results of operations and our and Pinnacle Bank's interest in BHG's net profits. Were banks that are examined by the FDIC restricted in their ability to buy loans originated by BHG, BHG's business would be negatively impacted, which would negatively impact our interest in BHG's profits.

Our loan portfolio includes a meaningful amount of real estate construction and development loans, which have a greater credit risk than residential mortgage loans.

Although we have made meaningful progress over the last three years in reducing our concentration of real estate construction and development loans, the percentage of these loans in Pinnacle Bank's portfolio was approximately 11.4% of total loans at December 31, 2015. These loans make up approximately 25.9% of our non-performing loans at December 31, 2015. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. The credit quality of many of these loans deteriorated during the challenging economic period of 2008 to 2012 due to the adverse conditions in the real estate market during that period and that type of deterioration could occur again. Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. Should we experience the return of these adverse economic and real estate market conditions we may again experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

Changes to capital requirements for bank holding companies and depository institutions that became effective January 1, 2015 and continue to be phased in may negatively impact Pinnacle Financial's and Pinnacle Bank's results of operations.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to Pinnacle Bank and Pinnacle Financial. The final rules, which became effective on January 1, 2015, implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a "capital conservation buffer" of 2.5% (to be phased in over three years beginning January 1, 2016) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is being phased in at 0.625% of risk-weighted assets in 2016 and will increase by a like amount each year until fully implemented in January 2019. We will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if our capital levels fall below these minimums plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these new rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets at that date, trust preferred securities issued prior to that date, continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Both Pinnacle Financial and Pinnacle Bank opted-out of this requirement.

The application of more stringent capital requirements for Pinnacle Financial and Pinnacle Bank, like those adopted to implement the Basel III reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital, (like the subordinated notes we issued in connection with our mergers with CapitalMark and Magna) and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models and/or increase our holdings of liquid assets.

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

Because of significant competitive pressures in our market and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors' federal funds rate or the London Interbank Offered Rate (LIBOR) (both of which are at extremely low levels as a result of current economic conditions), our net interest margin may be negatively impacted. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. We also expect loan pricing to remain competitive in 2016 and believe that economic factors affecting broader markets will likely result in reduced yields for our investment securities portfolio.  As a result, our net interest margin, and consequently our profitability, may continue to be negatively impacted in 2016 and beyond.

A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At December 31, 2015, our goodwill and other identifiable intangible assets totaled approximately $442.8 million. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would further adversely impact the capacity of Pinnacle Bank to pay dividends to us without seeking prior regulatory approval, which could adversely affect our ability to pay required interest payments.

Competition with other banking institutions could adversely affect our profitability.

A number of banking institutions in our geographic markets have higher lending limits, more banking offices, and a larger market share of loans or deposits than we do. In addition, our asset management division competes with numerous brokerage firms and mutual fund companies which are also much larger. In some respects, this may place these competitors in a competitive advantage. This competition may limit or reduce our profitability, reduce our growth and adversely affect our results of operations and financial condition.

Inability to retain senior management and key employees or to attract new experienced financial services professionals could impair our relationship with our customers, reduce growth and adversely affect our business.

We have assembled a senior management team which has substantial background and experience in banking and financial services in the Nashville, Knoxville, Memphis and Chattanooga markets. Moreover, much of our organic loan growth in 2012 through 2015 was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions.  Inability to retain these key personnel (including key personnel of CapitalMark or Magna) or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals' skills and customer relationships and/or the potential difficulty of promptly replacing them.

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

In order to maintain our or Pinnacle Bank's capital at desired or regulatory-required levels, we may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions or investments in fee-related businesses such as BHG, which would also dilute shareholder ownership.

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

Pinnacle Financial has issued trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2015, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $82.5 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by Pinnacle Financial. Further, the accompanying junior subordinated debentures Pinnacle Financial issued to the trusts are senior to Pinnacle Financial's shares of common stock. As a result, Pinnacle Financial must make payments on the junior subordinated debentures before any dividends can be paid on common stock and, in the event of Pinnacle Financial's bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial's common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

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

Upon consummation of the proposed merger with Avenue, Pinnacle Financial will assume Avenue's obligations under its outstanding $20.0 million subordinated notes issued in December 2014 that mature in December 2024. These notes bear interest at a rate of 6.75% per annum until January 1, 2020 and may not be repaid prior to such date. Beginning on January 1, 2020, if not redeemed on such date, these notes will bear interest at a floating rate equal to the three-month LIBOR determined on the determination date of the applicable interest period plus 495 basis points. The terms of these notes will prohibit Pinnacle Financial from declaring or paying any dividends or distributions on its common stock or redeeming, purchasing, acquiring or making a principal payment on these notes, at any time when payment of interest on these notes has not been timely made and while any such accrued and unpaid interest remains unpaid. Moreover, the notes will rank senior to shares of Pinnacle Financial's common stock. In the event of a liquidation or winding up of Pinnacle Financial, these notes, along with Pinnacle Financial's other indebtedness, would have to be repaid before Pinnacle Financial's shareholders would be entitled to receive any of the assets of Pinnacle Financial.

Pinnacle Financial or Pinnacle Bank may from time to time issue additional subordinated indebtedness that would have to be repaid before Pinnacle Financial's shareholders would be entitled to receive any of the assets of Pinnacle Financial or Pinnacle Bank.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 150 Third Avenue South, Suite 900, Nashville, Tennessee. The Company operates 44 banking locations throughout our geographic market areas, of which for 18 locations the Company leases the land, the building or both.  The Company has locations in the Tennessee municipalities of Nashville, Knoxville, Memphis, Chattanooga, Murfreesboro, Dickson, Ashland City, Mt. Juliet, Lebanon, Franklin, Brentwood, Hendersonville, Goodlettsville, Smyrna, Shelbyville, Cleveland and Oak Ridge.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle Financial's common stock is traded on the Nasdaq Global Select Market under the symbol "PNFP" and has traded on that market since July 3, 2006. The following table shows the high and low sales price information for Pinnacle Financial's common stock for each quarter in 2015 and 2014 as reported on the Nasdaq Global Select Market.

	Price Per Share
	High	Low
2015:
First quarter	$45.31	$35.01
Second quarter	55.43	43.44
Third quarter	56.00	44.86
Fourth quarter	57.99	46.25
2014:
First quarter	$39.10	$30.68
Second quarter	39.85	32.77
Third quarter	40.10	34.73
Fourth quarter	40.30	33.93

As of February 26, 2015, Pinnacle Financial had approximately 41,042,125 stockholders of record.

During the fourth quarter of 2013, we paid a quarterly dividend on our common stock for the first time. The amount of the initial dividend was $0.08 per share. During the first quarter of 2016, our Board of Directors declared a dividend of $0.14 per share, an increase of $0.06 or 75% from the initial dividend amount. See ITEM 1. "Business – Supervision and Regulation – Payment of Dividends" and ITEM 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on dividend restrictions applicable to Pinnacle Financial and Pinnacle Bank.

In connection with the settlement of income tax liabilities associated with the Company's equity compensation plans, Pinnacle Financial repurchased shares of its common stock during the quarter ended December 31, 2015 as follows:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	-	$-	-	-
November 1, 2015 to November 30, 2015	1,542	53.79	-	-
December 1, 2015 to December 31, 2015	5	52.26	-	-
Total	1,547	$53.79	-	-

(1) During the quarter ended December 31, 2015, 5,105 of restricted stock previously awarded to certain of our associates vested. We withheld 1,547 shares to satisfy tax withholding requirements associated with the vesting of these restricted share awards.

ITEM 6.  SELECTED FINANCIAL DATA

(in thousands, except per share data)	2015(1)(2)	2014	2013	2012	2011
Total assets	$8,715,414	$6,018,248	$5,563,776	$5,040,549	$4,863,951
Loans, net of unearned income	6,543,235	4,590,027	4,144,493	3,712,162	3,291,351
Allowance for loan losses	65,432	67,359	67,970	69,417	73,975
Total securities	966,442	770,730	733,252	707,153	897,292
Goodwill, core deposit and other intangible assets	442,773	246,422	247,492	249,144	251,919
Deposits and securities sold under agreements to repurchase	7,050,498	4,876,600	4,603,938	4,129,855	3,785,931
Advances from FHLB	300,305	195,476	90,637	75,850	226,069
Subordinated debt and other borrowings	142,476	96,158	98,658	106,158	97,476
Stockholders' equity	1,155,611	802,693	723,708	679,071	710,145

Statement of Operations Data:
Interest income	$255,169	$206,170	$191,282	$185,422	$188,346
Interest expense	18,537	13,185	15,384	22,557	36,882
Net interest income	236,632	192,985	175,899	162,865	151,464
Provision for loan losses	9,188	3,635	7,856	5,569	21,798
Net interest income after provision for loan losses	227,445	189,350	168,042	157,296	129,666
Noninterest income	86,530	52,602	47,104	43,397	37,940
Noninterest expense	170,877	136,300	129,261	138,165	139,107
Income before income taxes	143,098	105,653	85,884	62,527	28,499
Income tax expense (benefit)	47,589	35,182	28,158	20,643	(15,238)
Net income	95,509	70,471	57,726	41,884	43,737
Preferred dividends and accretion on common stock warrants	-	-	-	3,814	6,665
Net income available to common shareholders	$95,509	$70,471	$57,726	$38,070	$37,072

Per Share Data:
Earnings per share available to common shareholders – basic	$2.58	$2.03	$1.69	$1.12	$1.11
Weighted average common shares outstanding – basic	37,015,468	34,723,335	34,200,770	33,899,667	33,420,015
Earnings per share available to common shareholders – diluted	$2.52	$2.01	$1.67	$1.10	$1.09
Weighted average common shares outstanding – diluted	37,973,788	35,126,890	34,509,261	34,487,808	34,060,228
Common dividends per share	$0.48	$0.32	0.08	-	-
Book value per common share	$28.25	$22.45	$20.55	$19.57	$18.56
Tangible book value per common share	$17.46	$15.62	$13.52	$12.39	$11.33
Common shares outstanding at end of period	40,906,064	35,732,483	35,221,941	34,696,597	34,354,960
Performance Ratios:
Return on average assets	1.36%	1.24%	1.11%	0.78%	0.77%
Return on average stockholders' equity	10.06%	9.19%	8.22%	5.46%	5.27%
Net interest margin (3)	3.72%	3.75%	3.77%	3.77%	3.55%
Net interest spread (4)	3.55%	3.65%	3.65%	3.61%	3.33%
Noninterest income to average assets	1.23%	0.92%	0.90%	0.89%	0.78%
Noninterest expense to average assets	2.42%	2.39%	2.48%	2.83%	2.88%
Efficiency ratio (5)	52.88%	55.50%	57.96%	66.99%	73.45%
Average loan to average deposit ratio	96.39%	93.15%	93.46%	92.78%	86.76%
Average interest-earning assets to average interest-bearing liabilities	142.77%	142.64%	137.78%	131.44%	125.84%
Average equity to average total assets ratio	13.47%	13.46%	13.47%	14.30%	14.55%
Annualized dividend payout ratio	18.97%	16.67%	20.38%	0.00%	0.00%

Asset Quality Ratios:
Allowance for loan losses to nonaccrual loans	222.90%	403.20%	373.80%	304.20%	154.60%
Allowance for loan losses to total loans	1.00%	1.47%	1.64%	1.87%	2.25%
Nonperforming assets to total assets	0.42%	0.46%	0.60%	0.82%	1.80%
Nonperforming assets to total loans and other real estate	0.55%	0.61%	0.80%	1.11%	2.66%
Net loan charge-offs to average loans	0.21%	0.10%	0.24%	0.29%	0.94%

Capital Ratios (Pinnacle Financial):
Common equity Tier I risk-based capital	8.61%	10.10%	-	-	-
Leverage (6)	9.37%	11.30%	10.90%	10.60%	11.40%
Tier 1 risk-based capital	9.63%	12.10%	11.80%	11.80%	13.80%
Total risk-based capital	11.24%	13.40%	13.00%	13.00%	15.30%

(1)	Information for 2015 fiscal year includes the operations of CapitalMark from its acquisition date of July 31, 2015 and Magna from its acquisition date of September 1, 2015 and reflects approximately 3.3 million shares and 1.4 million shares of Pinnacle Financial common stock issued in connection with the CapitalMark Merger and the Magna Merger, respectively.
(2)	Information for 2015 fiscal year includes the our 30% membership interest in BHG which was entered into in February 2015.
(3)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.
(4)	Net interest spread is the result of the difference between the interest earned on interest earning assets less the interest paid on interest bearing liabilities.
(5)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.
(6)	Leverage ratio is computed by dividing Tier 1 capital by average total assets for the fourth quarter of each year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2015 and 2014 and our results of operations for each of the years in the three-year period ended December 31, 2015.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  Our fully diluted net income per common share for the year ended December 31, 2015 was $2.52 compared to fully diluted net income  per common share of $2.01 and $1.67 for the years ended December 31, 2014 and 2013, respectively.  At December 31, 2015, loans had increased by $1.953 billion as compared to the end of 2014.

We acquired a 30% membership interest in Bankers Healthcare Group, LLC (BHG) on February 1, 2015 for $75.0 million. We acquired CapitalMark Bank and Trust (CapitalMark) on July 31, 2015 and Magna Bank (Magna) on September 1, 2015. At the acquisition date, CapitalMark had net assets of $67.6 million, including loans of $857.3 million and deposits valued at $953.2 million. At the acquisition date, Magna had net assets of $51.9 million, including loans of $442.0 million and deposits valued at $452.7 million. These acquisitions further expand the Pinnacle footprint into East and West Tennessee.

Results of operations.  Our results of operations for 2015 include the impact of our acquired entities for the period between their respective acquisition dates and December 31, 2015. Our net interest income increased to $236.6 million for 2015 compared to $193.0 million for 2014 and $175.9 million for 2013. The net interest margin (the ratio of net interest income to average earning assets) for 2015 was 3.72% compared to 3.75% and 3.77% for 2014 and 2013, respectively.  Our net interest margin for all periods presented reflects the contraction in our earning asset yields, which is primarily attributable to reduced yields in our securities portfolio.

Our provision for loan losses was $9.2 million for 2015 compared to $3.6 million in 2014 and $7.9 million in 2013. Our net charge-offs were $11.1 million during 2015 compared to $4.2 million in 2014 and $9.3 million in 2013. During 2015, we decreased our allowance for loan losses as a percentage of loans from 1.47% at December 31, 2014 to 1.00% at December 31, 2015. The overall methodology used to estimate the allowance for loan losses for legacy Pinnacle loans is consistent with prior periods; however,  the allowance for loan losses at each of  CapitalMark and Magna was eliminated as a component of purchase accounting as these entities' loans were recorded at fair value upon acquisition. As such, the allowance as a percentage of total loans decreased significantly between December 31, 2014 and December 31, 2015. For purchased loans, the allowance for loan losses subsequent to the acquisition date is similar to that utilized for legacy Pinnacle loans. Our accounting policy is to compare the computed allowance for loan losses on purchased loans to the remaining fair value adjustment at the individual loan level. If the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a provision for loan losses.

Noninterest income for 2015 compared to 2014 increased by $33.9 million, or 64.5%. The increase was primarily due to income from our 30% equity method investment in BHG, which was $20.6 million for the year ended December 31, 2015. The additional growth was attributable to increased interchange revenues as well as increased production in our fee-based products such as investments, insurance and trust. Noninterest income for 2014 compared to 2013 increased by $5.5 million, or 11.7%, which was primarily attributable to increased interchange revenues as well as increased production in our fee-based products such as investments, insurance and trust.

Noninterest expense for 2015 compared to 2014 increased by $34.6 million, or 25.4%, primarily due to an increase in salaries and employee benefits expense. Salaries and employee benefits expense increased $17.6 million, resulting from annual merit increases awarded in the first quarter of 2015, new hires resulting from our organic growth and mergers with CapitalMark and Magna and the overall increase in our associate base. Pinnacle Financial had 1,058.5 full-time equivalent employees at December 31, 2015 and has identified approximately 40 positions that are slated for elimination after the technology conversion is completed at CapitalMark, which we expect to occur in the first quarter of 2016. We also realized increases in equipment and occupancy costs due to our mergers with CapitalMark and Magna, partly offset by decreased other real estate owned expense.   Merger expenses accounted for approximately $4.8 million of expenses in 2015.  Noninterest expense for 2014 compared to 2013 increased by $7.0 million, or 5.5%, primarily due to an increase in salaries and employee benefits expense, which increased by $5.7 million. We also had higher equipment and occupancy costs due to the expansion of our corporate headquarters in Nashville, TN as well as the addition of an office in Knoxville, TN during the fourth quarter of 2014. These increases were partly offset by decreased other real estate owned expense. The number of full-time equivalent employees increased from 751.0 at December 31, 2013 to 764.0 at December 31, 2014 and 1,058.5 at December 31, 2015.

During the three years ended December 31, 2015, 2014 and 2013, Pinnacle Financial recorded income tax expense of $47.6 million, $35.2 million and $28.2 million, respectively. Pinnacle's effective tax rate for the three years ended December 31, 2015, 2014 and 2013, was 33.3%, 33.3% and 32.8%, respectively, and differs from the combined federal and state income statutory rate primarily due to a state excise tax expense, investments in bank qualified municipal securities, our real estate investment trust, participation in the Community Investment Tax Credit (CITC) program, bank owned life insurance and tax savings from our captive insurance subsidiary, PNFP Insurance, Inc. offset in part by the limitation on deductibility of meals and entertainment expense.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 52.9%, 55.5% and 58.0% for the three years ended December 31, 2015, 2014 and 2013, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Net income for 2015 was $95.5 million compared to $70.5 million in net income in 2014 and $57.7 million in 2013.  Fully-diluted net income per common share available to common stockholders was $2.52 for 2015 compared to $2.01 for 2014 and $1.67 for 2013.

Financial Condition.  Our loan balances increased by $1.953 billion during 2015 compared to an increase of $445.5 million in 2014. Our loan balances increased by $1.299 billion upon the acquisition of CapitalMark and Magna.  The remaining increase in 2015 is attributable to a growing economy in the Middle Tennessee market, increases in the number of relationship advisors in our other markets and increased focus on attracting new customers to our Company.

Total deposits increased from $4.783 billion at December 31, 2014 to $6.971 billion at December 31, 2015.  Within our deposits, the ratio of core funding to total deposits decreased slightly from 84.8% at December 31, 2014 to 84.5% at December 31, 2015. Our deposit balances increased $1.406 billion upon the acquisition of CapitalMark and Magna. The remaining increase in 2015 is attributable to a growing economy in the Middle Tennessee market and increases in the number of relationship advisors in our other markets.

We believe we have hired experienced relationship managers that have significant client portfolios and longstanding reputations within the communities we serve.  As such, we believe they will attract more relationship managers to our firm as well as loans and deposits from new and existing small-and middle-market clients as the economies in our principal markets continue to expand.

Capital and Liquidity.  At December 31, 2015 and 2014, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and we would be considered "well capitalized" pursuant to regulatory requirements.  From time to time we may be required to support the capital needs of our bank subsidiary. At December 31, 2015, we had approximately $21.7 million of cash at the holding company which could be used to support our bank. We believe we and our bank subsidiary have various capital raising techniques available to provide for the capital needs of our bank, if necessary.

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

Our allowance for loan losses is composed of the result of two independent analyses pursuant to the provisions of ASC 450-20, Loss Contingencies and ASC 310-10-35, Receivables. The ASC 450-20 analysis is intended to quantify the inherent risk in our performing loan portfolio. The component of the allowance generated by ASC 310-10-35 is the result of a loan-by-loan analysis of impaired loans $250,000 and greater and the resulting impairment percentage being applied to all loans below $250,000 that have been specifically identified as impaired, which have historically shown a similar loss rate to loans above $250,000.

In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio.  Our loan review process includes the judgment of management, independent internal loan reviewers, and reviews that may have been conducted by third-party reviewers primarily regulatory examiners. We incorporate relevant loan review results in the allowance.

The ASC 450-20 component of the allowance for loan losses begins with a migration analysis based on our internal system of risk rating, if applicable, and historical loss data in our portfolio, by loan type. The migration analysis accumulates losses realized over a rolling four-quarter cycle and is utilized to determine an annual loss rate for each category for each quarter-end in our look-back period. The look-back period in our migration analysis includes 24 quarters as we believe this period is representative of an economic cycle. The loss rates for each category are then averaged and applied to the end of period loan portfolio balances to determine estimated losses.  The estimated losses by category are then adjusted by a specifically-determined loss emergence period for each type of loan in our portfolio. A loss emergence period represents the length of time from the initial event which triggered the loss to the recognition of the loss by Pinnacle Bank. Combined, the loss rates and loss emergence period provide a quantitative estimate of credit losses inherent in our end of period loan portfolio based on our actual loss experience.

The estimated loan loss allocation for all loan segments also considers management's estimate of probable losses for a number of qualitative factors that have not been considered in the loan migration analysis. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management, but measured by objective measurements period over period.  The data for each measurement may be obtained from internal or external sources.  The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting factor is applied to the non-impaired loan portfolio.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified either in our risk rating or impairment process, as of the balance sheet date, and is based upon quarterly trend assessments in portfolio concentrations, policy exceptions, economic conditions, lending staff performance, independent loan review results, collateral considerations, credit quality, competition and regulatory requirements, enterprise wide risk assessments, and peer group credit quality. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors.

The allowance for loan losses for purchased loans is calculated similar to that utilized for legacy Pinnacle loans. Our accounting policy is to compare the computed allowance for loan losses for purchased loans to any remaining fair value adjustment on a loan-by-loan basis. If the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a provision for loan losses.

The ASC 450-20 portion of the allowance also includes a small unallocated component.  We believe that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories, such as the imprecision in the overall loss allocation measurement process, the subjectivity risk of not considering all relevant environmental categories and related measurements and imprecision in our credit risk ratings process.  The appropriateness of the unallocated component of the allowance is assessed each quarter end based on upon changes in the overall business environment not otherwise captured.

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

We then test the resulting allowance by comparing the balance in the allowance to historical trends and industry and peer information. Our management then evaluates the result of the procedures performed, including the results of our testing, and decides on the appropriateness of the balance of the allowance in its entirety. The audit committee of our board of directors approves the allowance for loan loss policy annually and reviews the methodology and approves the resultant allowance prior to the filing of quarterly and annual financial information.

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

Other Real Estate Owned. Other real estate owned (OREO), which consists of properties obtained through foreclosure or through deed in lieu of foreclosure in satisfaction of loans, is reported at the lower of cost or fair value based on appraised value less selling costs, estimated as of the date acquired, with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent downward valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. The fair value of other real estate owned is derived primarily from independent appraisers. Our internal policies generally require OREO properties to be appraised annually.  Any net gains or losses on disposal realized at the time of disposal are reflected, net, in noninterest income or noninterest expense, as applicable.  Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.

Impairment of Intangible Assets. Long-lived assets, including purchased intangible assets such as our core deposit intangible asset subject to amortization as well as intangible assets recorded as a component of our equity method investment in BHG are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. There are no such assets to be disposed of at December 31, 2015.

Goodwill is evaluated for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired.  Our annual assessment date is September 30.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

ASC 350, Intangibles — Goodwill and Other, provides authoritative guidance related to testing goodwill for impairment, including embedded goodwill recorded as a component of our equity method investment in BHG. The standard provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines it is necessary, or if a qualitative assessment is not performed, it is required to perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If, based on a qualitative assessment, an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The results of our qualitative assessment indicated that the fair value of our reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

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

Results of Operations

The following is a summary of our results of operations for 2015, 2014 and 2013 (in thousands except per share data):

	Years ended December 31,		2015-2014 Percent Increase	Year ended December 31,	2014-2013 Percent Increase
	2015	2014	(Decrease)	2013	(Decrease)

Interest income	$255,169	$206,170	23.77%	$191,282	7.78%
Interest expense	18,537	13,185	40.59%	15,384	(14.29%)
Net interest income	236,632	192,985	22.62%	175,899	9.71%
Provision for loan losses	9,188	3,635	152.80%	7,857	(53.74%)
Net interest income after provision for loan losses	227,445	189,350	20.12%	168,042	12.68%
Noninterest income	86,530	52,602	64.50%	47,104	11.67%
Noninterest expense	170,877	136,300	25.37%	129,261	5.45%
Net income before income taxes	143,098	105,653	35.44%	85,884	23.02%
Income tax expense	47,589	35,182	35.27%	28,158	24.94%
Net income	$95,509	$70,471	35.53%	$57,726	22.08%
Basic net income per common share	$2.58	$2.03	27.09%	$1.69	20.24%
Diluted net income per common share	$2.52	$2.01	25.37%	$1.67	19.93%

Net Interest Income.  Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our revenues. For the year ended December 31, 2015, we recorded net interest income of approximately $236.6 million, which resulted in a net interest margin (net interest income divided by the average balance of interest earning assets) of 3.72%.  For the year ended December 31, 2014, we recorded net interest income of approximately $193.0 million, which resulted in a net interest margin of 3.75%. For the year ended December 31, 2013, we recorded net interest income of approximately $175.9 million, which resulted in a net interest margin of 3.77%.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2015 (in thousands):
	2015			2014			2013
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$5,394,775	$232,847	4.39%	$4,295,283	$184,649	4.31%	$3,861,166	$169,253	4.40%
Securities:
Taxable	721,829	15,060	2.09%	594,223	14,227	2.39%	559,702	14,504	2.59%
Tax-exempt (2)	167,091	5,783	4.63%	170,617	6,167	4.83%	173,202	6,378	4.91%
Federal funds sold and other	223,732	1,479	0.66%	155,585	1,127	0.86%	144,948	1,147	0.93%
Total interest-earning assets	6,507,427	255,169	3.96%	5,215,708	206,170	4.01%	4,739,018	191,282	4.10%
Nonearning assets:
Intangible assets	315,366			246,956			248,291
Other nonearning assets	310,628			237,383			240,018
	$7,133,421			$5,700,047			$5,227,327

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$1,149,772	$2,487	0.22%	$901,442	$1,566	0.17%	$790,365	$1,928	0.24%
Savings and money market	2,298,746	7,701	0.34%	1,975,517	5,711	0.29%	1,714,154	5,795	0.34%
Time deposits	541,766	3,021	0.56%	477,902	2,677	0.56%	564,766	3,998	0.71%
Total interest-bearing deposits	3,990,284	13,209	0.33%	3,354,861	9,954	0.30%	3,069,285	11,721	0.38%
Securities sold under agreements to repurchase	68,037	138	0.20%	67,999	141	0.21%	113,742	239	0.21%
Federal Home Loan Bank advances	362,668	1,175	0.32%	134,874	594	0.44%	153,912	690	0.45%
Subordinated debt and other borrowing	136,888	4,015	2.93%	98,698	2,496	2.53%	102,571	2,734	2.67%
Total interest-bearing liabilities	4,557,877	18,537	0.41%	3,656,432	13,185	0.36%	3,439,510	15,384	0.45%
Noninterest-bearing deposits	1,606,432	-	0.00%	1,256,420	-	0.00%	1,062,089	-	0.00%
Total deposits and interest- bearing liabilities	6,164,309	18,537	0.30%	4,912,852	13,185	0.27%	4,501,599	15,384	0.34%
Other liabilities	19,905			19,971			21,631
Stockholders' equity	949,207			767,224			704,097
	$7,133,421			$5,700,047			$5,227,327
Net interest income		$236,632			$192,985			$175,898
Net interest spread (3)			3.55%			3.65%			3.65%
Net interest margin (4)			3.72%			3.75%			3.77%

(1)	Average balances of nonperforming loans are included in average loan balances.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)	Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2015 would have been 3.66% compared to net interest spread for the years ended December 31, 2014 and 2013 of 3.74% and 3.75%, respectively.
(4)	Net interest margin is the result of net income calculated on tax-equivalent basis divided by average interest earning assets for the period.

For the year ended December 31, 2015, our net interest spread was 3.55%, while the net interest margin was 3.72% compared to a net interest spread of 3.65% for each of the years ended December 31, 2014 and 2013, and a net interest margin of 3.75% and 3.77%, respectively. The net interest margin has been greatly impacted by management's efforts to increase low cost customer deposits and increase loan volumes.  Our loan yields grew only slightly between 2015 and 2014 as the competition for quality loans continues to be intense and the market dictates the rate necessary to grow volumes. During the year ended December 31, 2015, total deposit and liabilities funding rates were more than those rates for the year ended December 31, 2014 by 3 basis points and were less than those rates for the year ended December 31, 2013 by 4 basis points.  The net increase in 2015 when compared to 2014 was the result of increased rates in our savings and money market deposits and the rate paid on our increased balance of subordinated debt and other borrowings offset in part by a reduction of the rate paid on FHLB borrowings.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.  We believe margin expansion over both the short and the long term will be challenging due to continued pressure on earning asset yields during this extended period of a low interest rates. Loan pricing for creditworthy borrowers is very competitive in our markets and has limited our ability to increase pricing on new and renewed loans over the last several quarters. We anticipate that this challenging competitive environment will continue in 2016. However, we believe our net interest income should increase in 2016 compared to 2015 primarily due to an increase in average earning asset volumes, primarily loans as well as the incremental amounts attributable for CapitalMark and Magna. We anticipate funding these increased earning assets by continuing to grow our core deposits, with wholesale funding limited to that required to fund the shortfall, if any.

Rate and Volume Analysis.  Net interest income increased by $43.6 million between the years ended December 31, 2014 and 2015 and by $17.1 million between the years ended December 31, 2013 and 2014. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2015 Compared to 2014 Increase (decrease) due to			2014 Compared to 2013 Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$3,436	$47,388	$48,198	$(3,475)	$19,101	$15,396
Securities:
Taxable	(1,783)	3,050	833	(1,119)	894	(277)
Tax-exempt	(341)	(170)	(384)	(139)	(127)	(211)
Federal funds sold	(311)	586	352	(101)	99	(20)
Total interest-earning assets	1,001	50,854	48,999	(4,834)	19,967	14,888

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	451	422	921	(553)	267	(362)
Savings and money market	988	937	1,990	(857)	889	(84)
Time deposits	-	358	344	(847)	(617)	(1,321)
Total deposits	1,439	1,717	3,255	(2,257)	539	(1,767)
Securities sold under agreements to repurchase	(7)	-	(3)	-	(96)	(98)
Federal Home Loan Bank advances	(162)	1,002	581	(15)	(86)	(96)
Subordinated debt and other borrowings	395	966	1,519	(144)	(103)	(237)
Total interest-bearing liabilities	1,665	3,685	5,352	(2,416)	253	(2,198)
Net interest income	$(664)	$47,169	$43,647	$(2,418)	$19,714	$17,086

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

Provision for Loan Losses.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management's evaluation, we believe to be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to approximately $9.2 million, $3.6 million, and $7.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Provision expense for the year ended December 31, 2015 has increased as compared to 2014, primarily due to increased charge-offs in our consumer portfolio, although the overall amount of the allowance declined. Provision expense for the year ended December 31, 2014 decreased as compared to 2013, primarily due to a reduction in both net charge-offs and the overall amount of the allowance for loan losses. As a result of the loans acquired from CapitalMark and Magna being recorded at fair value upon their acquisition date, these loans had a minimal impact on our provision expense for the year ended December 31, 2015.

Our allowance for loan losses is adjusted to an amount deemed appropriate to adequately cover probable losses in the loan portfolio based on our allowance for loan loss methodology.  Our allowance for loan losses as a percentage of loans decreased from 1.47% at December 31, 2014 to 1.00% at December 31, 2015, primarily attributable to improvements in the credit quality of our legacy Pinnacle Bank portfolio and as a result of our acquired loan portfolios being recorded at fair value upon acquisition, thus no allowance for loan losses is assigned to these loans as of the date of acquisition. An allowance for loan losses is recorded for purchased loans that have experienced credit deterioration subsequent to acquisition or increases in balances outstanding.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of inherent losses existing in the loan portfolio at December 31, 2015.  While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise.  There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between annual periods.  Service charges on deposit accounts and other noninterest income generally reflect our growth, while investment services, fees from the origination of mortgage loans, income from our equity method investment in BHG, swap fees and gains on the sale of securities will often reflect market conditions and fluctuate from period to period.

The following is our noninterest income for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Years ended December 31,		2015-2014 Percent Increase	Year ended December 31,	2014-2013 Percent Increase
	2015	2014	(Decrease)	2013	(Decrease)
Noninterest income:
Service charges on deposit accounts	$12,746	$11,707	8.88%	$10,558	10.88%
Investment services	9,971	9,383	6.27%	8,038	16.73%
Insurance sales commissions	4,824	4,613	4.57%	4,537	1.68%
Gains on mortgage loans sold, net	7,669	5,630	36.22%	6,243	(9.82%)
Investment gains (losses) on sales and impairments, net	552	29	NM	(1,466)	101.98%
Trust fees	5,461	4,601	18.69%	3,747	22.79%
Income from equity method investment	20,591	-	NM	-	NM
Other noninterest income:
Interchange and other consumer fees	18,214	12,322	47.82%	11,257	9.46%
Bank-owned life insurance	2,548	2,426	5.03%	2,116	14.65%
Loan swap fees	2,095	235	NM	1,023	(77.03%)
Other noninterest income	1,859	1,656	12.26%	1,051	57.56%
Total other noninterest income	24,716	16,639	48.54%	15,447	7.72%
Total noninterest income	$86,530	$52,602	64.50%	$47,104	11.67%

The increase in service charges on deposit accounts in 2015 compared to 2014 and 2013 is primarily related to increased analysis fees due to an increase in the volume and number of commercial client checking accounts resulting mainly from the growth in such accounts due to our acquisitions of CapitalMark and Magna.

Also included in noninterest income are commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank. At December 31, 2015, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.78 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $1.70 billion at December 31, 2014. Insurance commissions earned by our insurance subsidiary were approximately $4.8 million during 2015 and $4.6 million during 2014. Included in insurance revenues for the year ended December 31, 2015 were approximately $412,000 of contingent income received based on 2014 sales production compared to $270,000 recorded in the same period prior year. Additionally, at December 31, 2015, our trust department was receiving fees on approximately $916 million and $675 million of managed and custodied assets, respectively, compared to approximately $765 million and $861 million at December 31, 2014.

Gains on mortgage loans sold consists of fees from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. We acquired a mortgage servicing operation in conjunction with our acquisition of Magna; however, during the first quarter of 2016, we entered into a letter of intent to sell this operation. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $7.7 million during the year ended December 31, 2015 compared to $5.6 million and $6.2 million, respectively, for the years ended December 31, 2014 and 2013.

During the year ended December 31, 2013, we recognized an other-than-temporary-impairment charge in the third quarter of 2013 of $1.4 million on approximately $22.1 million of bonds that were subsequently sold during the fourth quarter. To better manage our securities portfolio, we elected to sell these securities due to their relative underperformance compared to the market, in order to minimize small dollar investments in our portfolio and due to OTTI concerns on investment securities in certain municipalities. The net gains we recognized during the years ended December 31, 2015 and 2014 on bond sales were $552,000 and $29,000, respectively.

Income from equity-method investment is comprised of income from our 30% equity-method investment in BHG, which was made during the first quarter of 2015, and was $20.6 million for the year ended December 31, 2015. Income from this equity-method investment is recorded net of any associated expenses, including amortization expense of $1.3 million for the year ended December 31, 2015.  During the year ended December 31, 2015, Pinnacle Bank received $7.1 million in dividends from BHG, which pursuant to the equity method of accounting reduced the carrying amount of our investment in BHG. On January 19, 2016, Pinnacle Financial and Pinnacle Bank agreed to acquire an additional 19% interest in BHG. We expect this additional investment to close in early March 2016. The income associated with this equity-method investment may fluctuate from period to period.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients and other items. Interchange revenues increased as a result of increased debit and credit card transactions as compared to the comparable period in 2014. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $2.5 million for the year ended December 31, 2015 compared to $2.4 million for the year ended December 31, 2014. The increase in earnings on these bank-owned life insurance policies resulted primarily from the additional $17.0 million in bank-owned life insurance with terms similar to our existing policies which were added upon acquisition of CapitalMark. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. Loan swap fees, which are also included in other noninterest income, increased by $1.9 million when compared to the year ended December 31, 2014 as a result of increased market demand for these products in the current rate environment. Also included in other noninterest income are the results from our mortgage servicing division which was acquired upon our acquisition of Magna and amounted to $1.7 million for the year ended December 31, 2015. In the first quarter of 2016, Pinnacle entered into a letter of intent to sell the servicing rights to approximately $830 million Fannie Mae mortgage loans in a transaction expected to be completed in the second quarter of 2016. Pinnacle Financial does not anticipate the sale of this servicing portfolio to have a material impact on its financial condition or its results of operations.

Noninterest Expense.  The following is our noninterest expense for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Years ended December 31,		2015-2014 Percent Increase	Year ended December 31,	2014-2013 Percent Increase
	2015	2014	(Decrease)	2013	(Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$60,980	$48,935	24.61%	$46,774	4.62%
Commissions	5,594	5,397	3.65%	4,642	16.26%
Cash and equity incentives	22,222	20,534	8.22%	18,413	11.52%
Employee benefits and other	17,133	13,454	27.35%	12,818	4.96%
Total salaries and employee benefits	105,929	88,320	19.94%	82,647	6.86%
Equipment and occupancy	27,242	24,087	13.10%	21,273	13.23%
Other real estate expense	(306)	664	(146.08%)	3,113	(78.67%)
Marketing and business development	4,863	4,128	17.81%	3,639	13.44%
Postage and supplies	3,228	2,392	34.95%	2,250	6.31%
Amortization of intangibles	1,974	948	108.23%	1,263	(24.94%)
Merger related expenses	4,797	-	NM	-	NM
Other noninterest expense:
Deposit related expenses	5,173	4,619	11.99%	4,631	(0.26%)
Lending related expenses	7,635	4,132	84.78%	2,926	41.22%
Investment sales expense	403	354	13.84%	306	15.69%
Trust expenses	529	529	0.00%	452	17.04%
FHLB restructuring	481	-	NM	877	(100.00%)
Administrative and other expenses	8,929	6,127	45.73%	5,884	4.13%
Total other noninterest expense	23,150	15,761	46.88%	15,076	4.54%
Total noninterest expense	$170,877	$136,300	25.37%	$129,261	5.45%

The increase in total salaries and employee benefits expense in 2015 over 2014 and 2013 is primarily due to an increase in the number of employees in 2015 over 2014 and 2013.  At December 31, 2015, our associate base had expanded to 1,058.5 full-time equivalent associates as compared to 764.0 and 751.0 at December 31, 2014 and 2013, respectively. We expect salary expenses will continue to rise as we hire more experienced bankers throughout our expanded footprint and due to our proposed acquisition of Avenue, as a result of which our total assets will exceed $10 billion. However, we anticipate the elimination of approximately 40 positions upon the systems conversion of CapitalMark which is expected to occur in the first quarter of 2016. Moreover, as we increase in size and approach and ultimately exceed $10 billion in total assets, we also expect our compliance costs, FDIC insurance assessment expense and salaries and benefits costs to increase.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan, and all of our associates participate in our equity compensation plans. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of revenues and earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid actual awards between 0% and 125% of the targeted bonus award. In 2015, our cash incentives represented 100% of targeted incentive compensation compared to 123% in 2014 and 125% in 2013.

Employee benefits and other expenses include costs associated with our 401k plan, health insurance, and payroll taxes.  Also included in employee benefits and other expense for the years ended December 31, 2015, 2014 and 2013, were approximately $7.3 million, $5.3 million and $4.1 million, respectively, of compensation expenses related to equity-based awards, for restricted shares, restricted share units or performance unit awards.  Other than the options assumed in connection with our merger with CapitalMark, we have not issued stock options since 2008. Under our equity incentive plans, we provide a broad-based equity incentive program for all associates including both restricted share awards and performance unit awards. We believe that equity incentives provide an excellent vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. We expect that compensation expense associated with equity awards for 2016 will increase over our compensation expense in 2015 as a result of the associates of CapitalMark and Magna that were hired in 2015 and who we expect will remain with Pinnacle following the integration of those banks, and our intention to hire additional experienced associates during 2016, including associates of Avenue who we expect will remain with Pinnacle following the integration of Avenue Bank.

Equipment and occupancy expense for the year ended December 31, 2015 was 13.10% greater than in 2014, which was 13.23% greater than in 2013, primarily due to the locations acquired upon our mergers with CapitalMark and Magna. Additionally, one branch was added in the Knoxville MSA in each of the years ended December 31, 2013, 2014 and 2015. We intend to expand our footprint by one location in each of the Knoxville, Chattanooga, and Memphis MSAs annually beginning in 2016. In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries benefits expense.

At December 31, 2015, we had $5.1 million in OREO assets compared to $11.2 million at December 31, 2014. Other real estate was a benefit of $306,000 for the year ended December 31, 2015, compared to an expense of $664,000 and $3.1 million for the periods ended December 31, 2014 and 2013, respectively. OREO properties of $3.3 million were recorded at fair value upon the consummation of the acquisition of CapitalMark and Magna, collectively. Other real estate includes realized gains and losses on dispositions and holding losses due to reduced valuations of OREO properties as well as carrying costs to maintain or improve the properties.

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

Noninterest expense related to the amortization of intangibles was $1.9 million for the year ended December 31, 2015 compared to $1.0 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively. The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives:

	Year Acquired	Initial Valuation (in millions)	Amortizable Life (in years)
Core Deposit Intangible:
Mid- America	2007	$9.5	10
CapitalMark	2015	6.2	7
Magna	2015	3.2	6
Book of Business Intangibles:
Miller Loughry Beach	2008	1.3	20
CapitalMark Trust	2015	0.3	16

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense is estimated to approximate between $763,000 and $3.3 million per year for each of the next five years with lesser amounts for the remaining amortization period (excluding any additional amortization expense resulting from our proposed acquisition of Avenue.)

During the year ended December 31, 2015, merger related charges of $4.8 million were incurred associated with our acquisitions of CapitalMark and Magna. We will continue to incur merger related charges as we complete the technology integration of the CapitalMark franchise during the first half of 2016. We also expect to incur additional merger related charges in 2016 in connection with our proposed acquisition of Avenue.

Total other noninterest expenses increased by $7.4 million to $23.2 million during 2015 when compared to 2014. Included in other noninterest expenses are deposit and lending related expenses, investment and trust sales expenses, FHLB restructuring expense and administrative expenses. Lending expenses increased by $3.5 million primarily as a result of our expanding credit card platform and the resulting third-party processing expenses.  Administrative and other expenses increased by $2.8 million to $8.9 million during 2015 when compared to 2014. We incurred increases of approximately $1.2 million in regulatory expenses, director fees, legal costs, data processing expenses and insurance expenses primarily as a result of our CapitalMark and Magna acquisitions. We also incurred increases in franchise tax expense of approximately $544,000 due to the elimination of our state tax net operating loss carry forward. We also experienced an increase of $402,000 in losses on other repossessed assets.  Total other noninterest expenses increased by $685,000 between 2013 and 2014 primarily attributable to the benefit in the second quarter of 2013 of a $2.0 million reversal of the allowance for off-balance sheet exposures against other noninterest expense.  This $2.0 million expense reversal was partially offset by an approximate $877,000 restructuring charge related to the prepayment of $35.0 million in FHLB advances in the first quarter of 2013.  Also included in administrative and other expenses are expenses related to contributions, audit fees, and corporate insurance policies.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 52.9% in fiscal year 2015 compared to 55.5% in fiscal year 2014. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio in 2015 was negatively impacted by our merger related expense in that period.

Income Taxes.  During the year ended December 31, 2015, Pinnacle Financial recorded income tax expense of $47.6 million compared to $35.1 million in 2014 and $28.2 million in 2013.  Our effective income tax rate was 33.3% for the years ended December 31, 2015 and 2014 and 32.8% for 2013, which is principally impacted by state excise tax expense, investments in bank qualified municipal securities, our real estate investment trust, participation in the Community Investment Tax Credit (CITC) program, bank owned life insurance and tax savings from our captive insurance subsidiary, PNFP Insurance, Inc. offset in part by the limitation on deductibility of meals and entertainment expense.

Financial Condition

Our consolidated balance sheet at December 31, 2015 reflects an increase of $1.953 billion in outstanding loans to $6.543 billion and $2.189 billion in total deposits to $6.971 billion from December 31, 2014. Total assets were $8.715 billion at December 31, 2015 as compared to $6.018 billion at December 31, 2014. Collectively, we acquired $1.299 billion in loans and $1.405 billion in deposits upon our acquisitions of CapitalMark and Magna.

Loans.  The composition of loans at December 31 for each of the past five years and the percentage (%) of each segment to total loans are summarized as follows (dollars in thousands):

	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$2,275,483	34.8%	$1,544,091	33.6%	$1,383,435	33.4%	$1,178,196	31.7%	$1,110,962	33.8%
Consumer real estate - Mortgage	1,046,517	16.0%	721,158	15.7%	695,616	16.8%	679,926	18.3%	695,745	21.1%
Construction and land development	747,697	11.4%	322,466	7.0%	316,191	7.6%	313,552	8.4%	274,248	8.3%
Commercial and industrial	2,228,542	34.1%	1,784,729	38.9%	1,605,547	38.7%	1,446,578	39.0%	1,145,735	34.8%
Consumer and other	244,996	3.7%	217,583	4.8%	143,704	3.5%	93,910	2.6%	64,661	2.0%
Total loans	$6,543,235	100.0%	$4,590,027	100.0%	$4,144,493	100.0%	$3,712,162	100.0%	$3,291,351	100.0%

We have experienced growth in all segments of our portfolio. At December 31, 2015, our loan portfolio composition remained relatively consistent with the composition at December 31, 2014; although, the percentage of commercial and industrial loans to our total loans declined from 38.9% to 34.1%, while the percentage of our construction and land development loans to our total loans increased from 7.0% to 11.4%. We believe that loan growth in 2016 in the commercial real estate - mortgage segment will outpace loan payoffs in that segment of the portfolio resulting in an increase in the percentage of commercial real estate - mortgage loans as a percentage of total loans. The commercial real estate - mortgage category includes owner-occupied commercial real estate loans.  At December 31, 2015, approximately 47.6% of the outstanding principal balance of our commercial real estate - mortgage loans was secured by owner-occupied commercial properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Growth in the construction and development loan segment reflects the development of the local economies in which we participate and is diversified between commercial, residential and land.

Consumer real estate mortgages consist of first mortgage real estate loans, junior liens and home equity lines of credit.  In total, we hold the first mortgage on $813.8 million of the mortgages within this portfolio. The remaining $232.7 million represent junior liens, or "second mortgages", including home equity lines of credit.  We had net recoveries of $243,000 and net charge offs of $684,000 related to consumer loan second mortgages during 2015 and 2014, respectively.  At December 31, 2015, we had $955,000 of second mortgage consumer loans classified as nonperforming assets compared to $73,000 at December 31, 2014. In addition, approximately $724,000 and $17,000 of these second mortgages were past due at December 31, 2015 and 2014, respectively. Generally, for our second mortgage properties, should it become apparent to us that the first mortgage is habitually past due, classified as nonperforming or has other credit weaknesses, we will review our second mortgage to determine if the second mortgage should be considered for impairment.  Typically, the second mortgage loan will be placed on nonperforming status or charged off if it appears the borrower's credit status has deteriorated.  For borrowers where the first mortgage loan is held by another financial institution, we review credit histories of our home equity line of credit borrowers annually to determine if the borrower's credit score has decreased as a result of the borrower's inability to maintain their credit obligations in a satisfactory manner.

The following table classifies our fixed and variable rate loans at December 31, 2015 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2015
	Fixed Rates	Variable Rates(*)	Totals	At December 31, 2015	At December 31, 2014
Based on contractual maturity:
Due within one year	$239,682	$1,090,270	$1,329,952	20.3%	21.5%
Due in one year to five years	1,284,580	1,728,531	3,013,111	46.1%	47.3%
Due after five years	717,643	1,482,529	2,200,172	33.6%	31.2%
Totals	$2,241,905	$4,301,330	$6,543,235	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$-	$1,427,180	$1,427,180	21.8%	30.5%
Due within one year	239,682	1,977,982	2,217,664	33.9%	14.9%
Due in one year to five years	1,284,580	632,232	1,916,812	29.3%	35.5%
Due after five years	717,643	263,936	981,579	15.0%	19.1%
Totals	$2,241,905	$4,301,330	$6,543,235	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

(*)Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Included in variable rate loans are $638.0 million of loans which are currently priced at their contractual floors with a weighted average rate of 4.44%. The weighted average contractual rate on these loans is 3.64%. As a result, interest income on these loans will not change until the contractual rate on the underlying loan exceeds the interest rate floor.

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

Given the current positive economic outlook for our geographic markets, we continue to make loans for sound commercial construction and development projects. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project, which may be inaccurate. Construction loans involve the disbursement of funds during construction with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from us until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans because their ultimate repayment is sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

We also originate consumer loans, including consumer real-estate loans, where we typically use a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, seeks to minimize consumer loan credit risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements.

We also maintain an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the audit committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures.

Lending Concentrations.  We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2015 and 2014 (in thousands):

	At December 31, 2015
	Outstanding Principal Balances	Unfunded Commitments	Total Exposure	Percent of Total Risk-Based Capital	Total Exposure at December 31, 2014

Lessors of nonresidential buildings	$837,817	$240,394	$1,078,211	94.9%	$572,620
Lessors of residential buildings	348,255	152,011	500,266	39.4%	335,399

Performing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due between 30 and 90 days and greater than 90 days as of December 31, 2015 and 2014 (dollars in thousands):

Accruing loans past due 30 to 90 days:	December 31, 2015	December 31, 2014
Commercial real estate – mortgage	$-	$2,232
Consumer real estate – mortgage	6,380	2,391
Construction and land development	309	421
Commercial and industrial	4,798	3,431
Consumer and other	6,721	9,532
Total accruing loans past due 30 to 90 days	$18,208	$18,007

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$-	$-
Consumer real estate – mortgage	1,396	146
Construction and land development	-	-
Commercial and industrial	-	5
Consumer and other	373	172
Total accruing loans past due 90 days or more	$1,769	$323

Ratios:
Accruing loans past due 30 to 90 days as a percentage of total loans	0.28%	0.39%
Accruing loans past due 90 days or more as a percentage of total loans	0.03%	0.01%
Total accruing loans in past due status as a percentage of total loans	0.31%	0.40%

Potential Problem Loans.  Potential problem loans amounted to approximately $105.0 million, or 1.6% of total loans outstanding at December 31, 2015, compared to $83.0 million, or 1.8% of total loans outstanding at December 31, 2014. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.  Approximately $148,000 of potential problem loans were past due at least 30 but less than 90 days as of December 31, 2015.

Non-Performing Assets and Troubled Debt Restructurings.  At December 31, 2015, we had $36.3 million in nonperforming assets compared to $28.6 million at December 31, 2014. Included in nonperforming assets were $29.4 million in nonperforming loans and $5.1 million in other real estate owned at December 31, 2015 and $16.7 million in nonperforming loans and $11.2 million in other real estate owned at December 31, 2014.   At December 31, 2015 and 2014, there were $8.1 million and $8.4 million, respectively, of troubled debt restructurings that were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

All nonaccruing loans are reassigned to a special assets officer who was not responsible for originating the loan.  The special assets officer is responsible for developing an action plan designed to minimize any future losses.  Typically, these special assets officers review our loan files, interview prior officers assigned to the relationship, meet with borrowers, inspect collateral, reappraise collateral and/or consult with legal counsel.  The special assets officer then recommends an action plan to a committee of senior associates including lenders and workout specialists, which could include foreclosing on collateral, restructuring the loan, issuing demand letters or other actions.

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. During 2015, we recognized $308,000 of interest income from nonperforming loans, reflecting cash payments received from the borrower and our belief, at the time of payment, that the underlying collateral supported the carrying amount of the loans, compared to $256,000 for the year ended December 31, 2014. For the year ended December 31, 2013, we recognized no interest income from cash payments received from loans that were classified as nonperforming.

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

At December 31, 2015, we owned $5.1 million in other real estate which we had acquired, usually through foreclosure, from borrowers compared to $11.2 million at December 31, 2014; the majority of this real estate is located within our principal markets. We categorize other real estate owned into three types: developed lots, undeveloped land and other. Included in the "other" category are primarily condominiums, office buildings and residential homes that are not new construction. The following table shows the amounts of our other real estate owned in such categories (in thousands):

	December 31,
	2015	2014
Developed lots	$1,748	$275
Undeveloped land	1,830	9,240
Other	1,505	1,671
	$5,083	$11,186

The following table is a summary of our nonperforming assets and troubled debt restructurings at December 31, 2015 and 2014 (in thousands):

	At December 31, 2014	Payments, Sales and Reductions (2)	Foreclosures (3)	Inflows(4)	At December 31, 2015
Nonperforming assets:
Nonperforming loans (1):
Commercial real estate – mortgage	$4,313	$(5,299)	$(253)	$7,060	$5,821
Consumer real estate – mortgage	4,458	(2,806)	(88)	7,782	9,346
Construction and land development	5,173	(1,984)	-	4,418	7,607
Commercial and industrial	1,609	(3,096)	-	3,170	1,683
Consumer and other	1,152	(16,302)	(8,259)	28,311	4,902
Total nonperforming loans (1)	16,705	(29,487)	(8,600)	50,741	29,359
Other real estate owned	11,186	(6,444)	341	-	5,083
Other repossessed assets	686	(7,039)	8,259	-	1,906
Total nonperforming assets	28,577	(42,970)	-	50,741	36,348
Troubled debt restructurings:
Commercial real estate – mortgage	-	-	-	223	223
Consumer real estate – mortgage	3,926	(234)	-	-	3,692
Construction and land development	436	(436)	-	-	-
Commercial and industrial	3,773	(103)	-	475	4,145
Consumer and other	275	(247)	-	-	28
Total troubled debt restructurings	8,410	(1,020)	-	698	8,088
Total nonperforming assets and troubled debt restructurings	$36,987	$(43,990)	$-	$51,439	$44,436

Ratios:
Nonperforming loans to total loans	0.36%				0.45%
Nonperforming assets to total loans plus other real estate owned	0.61%				0.56%
Nonperforming assets plus troubled debt restructurings to total loans and other real estate owned	0.79%				0.68%
Nonperforming assets, potential problem loans and troubled debt restructurings to Pinnacle Bank Tier I capital and allowance for loan losses	18.20%				19.40%
Classified asset ratio (Pinnacle Bank)(5)	18.10%				18.70%
Allowance for loan loss coverage ratio	403.2%				222.9%

(1)	Approximately $19.0 million and $10.2 million as of December 31, 2015 and 2014, respectively, of nonperforming loans included above are currently paying pursuant to their contractual terms.
(2)	Payments, sales and reductions in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and nonaccrual loans that have been returned to accruing status during the year ended December 31, 2015. Payments, sales and reductions in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon or acquired by deed in lieu of foreclosure. Payments, sales and reductions in troubled debt restructurings are those loans which were previously restructured whereby the borrower has reduced the outstanding balance of the loan or re-defaulted on the terms of the loan and therefore been charged-off.
(3)	Foreclosures in nonperforming loans and troubled debt restructurings are representative of transfers of balances to OREO during the year ended December 31, 2015.
(4)	Inflows in nonperforming loans are attributable to loans where we have discontinued the accrual of interest at some point during the year ended December 31, 2015. Additionally, purchased loans with deteriorated credit quality are included as inflows in nonperforming loans for the year ended December 31, 2015. Increases in OREO represent the value of properties that have been foreclosed upon or acquired by deed in lieu of foreclosure during 2015. Increases in troubled debt restructurings are those loans where we have granted the borrower a concession due to the deteriorating financial condition of the borrower during 2015. These concessions can be in the form of a reduced interest rate, extended maturity date or other matters where we were unable to receive fair compensation for the permitted concession.
(5)	Classified assets as a percentage of Tier 1 capital plus allowance for loan losses.

Allowance for Loan Losses (allowance).  We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of December 31, 2015, and 2014, our allowance for loan losses was $65.4 million and $67.4 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for loan loss as a percentage of total loans has decreased from 1.47% at December 31, 2014 to 1.00% at December 31, 2015 as a result of the increase in loans outstanding as a result of our acquisitions of CapitalMark and Magna. The judgments and estimates associated with our allowance determination are described under "Critical Accounting Estimates" above. Our purchased loans were recorded at fair value upon acquisition. At acquisition date, these loans had an aggregate balance of $1.3 billion and an aggregate fair value adjustment of $33.9 million. The fair value adjustments on the performing purchased loans of $28.8 million will be accreted into income over the life of the loans. At December 31, 2015, the remaining accretable fair value adjustment was $23.8 million. These loans are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount on a loan-by-loan basis to determine if additional provisioning should be recognized. At December 31, 2015, an allowance on purchased loans of $3.2 million was recorded resulting from either additional draws on purchased loans or from credit deterioration.

The following table sets forth, based on management's best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (in thousands):

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate – Mortgage	$15,513	34.8%	$22,202	33.6%	$21,372	33.4%	$19,634	31.7%	$23,397	33.8%
Consumer real estate – Mortgage	7,220	16.0%	5,424	15.7%	8,355	16.8%	8,762	18.3%	10,302	21.1%
Construction and land development	2,903	11.4%	5,724	7.0%	7,235	7.6%	9,164	8.5%	12,040	8.3%
Commercial and industrial	23,643	34.1%	29,167	38.9%	25,134	38.7%	24,738	39.0%	20,789	34.8%
Consumer and other	15,616	3.7%	1,570	4.8%	1,632	3.5%	1,094	2.5%	1,125	2.0%
Unallocated	537	NA	3,272	NA	4,242	NA	6,025	NA	6,322	NA
Total allowance for loan losses	$65,432	100.0%	$67,359	100.0%	$67,970	100.0%	$69,417	100.0%	73,975	100.0%

The decrease in the overall allowance for loan losses is due to the improvement in the larger segments of our loan portfolio, which is largely influenced by the overall improvement in the economy in our current geographic markets. Net charge-offs in the consumer portfolio have increased; resultantly, the allowance allocation for consumer loans has increased. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired loans were approximately $5.2 million at December 31, 2015 compared to $2.9 million at December 31, 2014. The increase is primarily related to increased nonperforming loans in our consumer portfolio. The unallocated category is intended to allow for losses that are inherent in our portfolio that we have not yet identified or attributable to a specific risk factor and for modeling imprecision.  Additional information on the allocation of the allowance between performing and impaired loans is provided in Note 6 to the "Notes to the Consolidated Financial Statements."

The following is a summary of changes in the allowance for loan losses for each of the years in the five year period ended December 31, 2015 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	2015	2014	2013	2012	2011
Balance at beginning of period	$67,359	$67,970	$69,417	$73,975	$82,575
Provision for loan losses	9,188	3,635	7,857	5,569	21,798
Charged-off loans:
Commercial real estate - Mortgage	(384)	(875)	(4,123)	(4,667)	(3,044)
Consumer real estate - Mortgage	(365)	(1,621)	(2,250)	(6,731)	(5,076)
Construction and land development	(190)	(301)	(1,351)	(2,530)	(10,157)
Commercial and industrial	(2,207)	(3,095)	(8,159)	(4,612)	(15,360)
Consumer and other	(18,002)	(1,811)	(1,369)	(1,117)	(1,213)
Total charged-off loans	(21,148)	(7,703)	(17,252)	(19,657)	(34,850)
Recoveries of previously charged-off loans:
Commercial real estate - Mortgage	85	538	500	285	116
Consumer real estate - Mortgage	874	671	1,209	818	495
Construction and land development	1,479	277	1,464	1,155	1,530
Commercial and industrial	1,730	1,484	4,531	7,175	2,167
Consumer and other loans	5,865	487	244	97	144
Total recoveries of previously charged-off loans	10,033	3,457	7,948	9,530	4,452
Net charge-offs	(11,115)	(4,246)	(9,304)	(10,127)	(30,398)
Balance at end of period	65,432	$67,359	$67,970	$69,417	$73,975

Ratio of allowance for loan losses to total loans outstanding at end of period	1.00%	1.47%	1.64%	1.87%	2.25%
Ratio of net charge-offs to average loans outstanding for the period	0.21%	0.10%	0.24%	0.29%	0.92%

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

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $966.4 million and $770.7 million at December 31, 2015 and 2014, respectively. Our investment to asset ratio has decreased from 12.8% at December 31, 2014 to 11.1% at December 31, 2015.  Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source.

A summary of certain aspects of our investment portfolio at December 31, 2015 and 2014 follows:

	December 31,
	2015	2014
Weighted average life	4.90 years	4.55 years
Effective duration	3.04%	2.81%
Weighted average coupon	3.04%	3.31%
Tax equivalent yield	2.45%	2.81%

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories but are listed below these categories as of December 31, 2015 and 2014 (in thousands):

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate notes		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2015:
Securities available-for-sale:
Due in one year or less	$-	0.0%	$1,001	0.97%	$3,694	3.69%	$1,475	0.81%	$6,170	2.56%
Due in one year to five years	-	0.0%	1,664	1.40%	25,260	5.80%	7,650	4.67%	34,574	5.34%
Due in five years to ten years	-	0.0%	94,493	2.33%	101,204	4.95%	988	1.29%	196,685	3.67%
Due after ten years	-	0.0%	31,035	2.43%	34,884	4.50%	-	-%	65,919	3.53%
	$-	0.0%	$128,193	2.33%	$165,042	4.96%	$10,113	3.78%	303,348	3.81%
Mortgage-backed securities									582,916	2.27%
Asset-backed securities									48,801	1.27%
									$935,065	2.72%

Securities held-to-maturity:
Due in one year or less	$-	0.0%	$-	0.0%	$1,074	1.37%	$-	0.0%	$1,074	1.37%
Due in one year to five years	-	0.0%	-	0.0%	8,686	2.57%	-	0.0%	8,686	2.57%
Due in five years to ten years	-	0.0%	-	0.0%	12,920	2.85%	-	0.0%	12,920	2.85%
Due after ten years	-	0.0%	-	0.0%	8,906	3.83%	-	0.0%	8,906	3.83%
	$-	0.0%	$-	0.0%	$31,586	3.00%	$-	0.0%	$31,586	3.00%
Mortgage-backed securities									-	0.0%
Asset-backed securities									-	0.0%
Total held-to-maturity securities									$31,586	3.00%

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate notes		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2014:
Securities available-for-sale:
Due in one year or less	$-	0.0%	$3,002	0.34%	$4,393	4.65%	$505	0.96%	$7,900	2.77%
Due in one year to five years	-	0.0%	7,667	0.90%	12,916	5.34%	10,159	4.54%	30,742	3.97%
Due in five years to ten years	-	0.0%	67,100	2.27%	89,367	5.90%	500	1.23%	156,967	4.34%
Due after ten years	-	0.0%	35,687	2.76%	31,902	5.06%	-	-%	67,589	3.85%
	$-	0.0%	$113,456	2.28%	$138,578	5.62%	$11,164	4.23%	263,198	4.12%
Mortgage-backed securities									455,839	2.31%
Asset-backed securities									13,018	0.60%
									$732,055	2.93%

Securities held-to-maturity:
Due in one year or less	$-	0.0%	$-	0.0%	$1,947	1.38%	$-	0.0%	$1,947	1.38%
Due in one year to five years	-	0.0%	-	0.0%	11,775	0.44%	-	0.0%	11,775	1.79%
Due in five years to ten years	-	0.0%	-	0.0%	15,973	2.62%	-	0.0%	15,973	2.62%
Due after ten years	-	0.0%	-	0.0%	9,094	3.80%	-	0.0%	9,094	3.79%
	$-	0.0%	$-	0.0%	$38,789	2.59%	$-	0.0%	$38,789	2.58%
Mortgage-backed securities									-	0.0%
Asset-backed securities									-	0.0%
Total held-to-maturity securities									$38,789	2.58%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

Deposits and Other Borrowings.  We had approximately $6.971 billion of deposits at December 31, 2015 compared to $4.783 billion at December 31, 2014. We acquired $1.4 billion of deposits as part of the CapitalMark and Magna acquisitions. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $79.1 million at December 31, 2015 and $94.0 million at December 31, 2014. Additionally, at December 31, 2015, we had borrowed $300.3 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati) compared to $195.5 million at December 31, 2014.  At December 31, 2015, we had an estimated $959.1 million in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by us and the subsequent approval by the FHLB Cincinnati.

Generally, we have classified our funding as core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $250,000 or greater. All other funding is deemed to be non-core. Non-core is further segmented between relationship based non-core funding and wholesale funding. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at December 31, 2015 and 2014 (in thousands):

	December 31, 2015	Percent	December 31, 2014	Percent
Core funding:
Noninterest-bearing deposit accounts	$1,889,865	25.22%	$1,321,053	25.56%
Interest-bearing demand accounts	1,355,405	18.09%	989,915	19.15%
Savings and money market accounts	2,683,046	35.80%	1,751,698	33.89%
Time deposit accounts less than $250,000	404,494	5.40%	318,511	6.16%
Total core funding	6,332,810	84.51%	4,381,177	84.77%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits	34,144	0.45%	15,535	0.30%
Reciprocating money market accounts	318,905	4.26%	273,259	5.29%
Reciprocating time deposits (1)	50,203	0.67%	43,355	0.84%
Other time deposits	228,064	3.04%	69,278	1.34%
Securities sold under agreements to repurchase	79,084	1.06%	93,995	1.82%
Total relationship based non-core funding	710,400	9.48%	495,422	9.58%
Wholesale funding:
Public funds	-	0.00%	-	0.00%
Brokered deposits	7,288	0.10%	-	0.00%
Federal Home Loan Bank advances	300,305	4.01%	195,476	3.78%
Holding Company loan	-	0.00%	13,682	0.26%
Subordinated debt – Pinnacle Bank	60,000	0.80%	-	0.00%
Subordinated debt – Pinnacle Financial	82,476	1.10%	82,476	1.60%
Total wholesale funding	450,069	6.01%	291,634	5.64%
Total non-core funding	1,160,469	15.49%	787,056	15.23%
Totals	$7,493,279	100.00%	$5,168,233	100.00%
(1)	The reciprocating time deposit category consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies limit the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  As noted in the table above, our core funding as a percentage of total funding decreased slightly from 84.8% at December 31, 2014 to 84.5% at December 31, 2015, primarily due to our increased FHLB advances and the $60.0 million in subordinated notes issued by Pinnacle Bank in July 2015.  Continuing to grow our core deposit base is a key strategic objective of our firm. We have numerous commercial and affluent consumer depositors that maintain significant balances in their transaction and money market accounts. These deposits are subject to significant fluctuations from time to time for such purposes as distributions to owners, taxes, business acquisitions, etc. As a result, our core funding ratios may also fluctuate meaningfully based on these factors.

The amount of time deposits as of December 31, 2015 amounted to $682.8 million. The following table, which includes core, non-core and reciprocal deposits, shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$43,298	0.43%
Over three but less than six months	49,435	1.36%
Over six but less than twelve months	57,412	1.91%
Over twelve months	49,573	2.81%
	199,718	1.68%
Denomination $100,000 and greater
Three months or less	124,559	0.43%
Over three but less than six months	141,052	0.48%
Over six but less than twelve months	121,572	0.83%
Over twelve months	95,860	0.49%
	483,043	0.56%
Totals	$682,761	0.88%

Subordinated debt and other borrowings.  Pinnacle Bank is a member of the FHLB Cincinnati.  As a result, Pinnacle Bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.  Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At December 31, 2015, Pinnacle Bank had received advances from the FHLB totaling $300.3 million. Pinnacle Financial recorded FHLB advances in conjunction with the acquisitions of CapitalMark and Magna. However, these advances were redeemed at the time of acquisition resulting in no on-going impact to Pinnacle Financial. At December 31, 2015, the scheduled maturities of these advances and interest rates are as follows (in thousands):

	Scheduled Maturities	Weighted Average Interest Rates(1)

2016	$300,000	0.50%
2017	-	0.00%
2018	4	2.00%
2019	-	0.00%
2020	236	2.25%
Thereafter	65	3.03%
	$300,305
Weighted average interest rate		0.50%
(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2015.

As part of our asset liability policy, we seek to manage our interest rate risk and we utilize various strategies in order to achieve our goals. During 2013, Pinnacle Bank restructured approximately $35.0 million of FHLB advances to reduce our ongoing funding costs.  This restructuring was undertaken because the weighted average interest rate on those FHLB advances was significantly higher than the rate for replacement funding. Other than the interest rates, the terms of the replacement advances are similar to those of the advances restructured.  This restructuring resulted in a one-time charge of $877,000 during the first quarter of 2013. We did not restructure any FHLB advances during 2015 or 2014. However, we did prepay one of these restructured advances in 2015 resulting in $481,000 in debt extinguishment expense.

We have four wholly-owned subsidiaries that are statutory business trusts (the Trusts). We are the sole sponsor of the Trusts and acquired each Trust's common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and used the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  At December 31, 2015, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

	Date Established	Maturity	Common Securities	Trust Preferred Securities	Floating Interest Rate	Interest Rate at December 31, 2015
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.33%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	2.00%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	2.26%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.36%

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

On June 15, 2012, we entered into a loan agreement with an unaffiliated bank for $25 million.  Our borrowings under the Loan Agreement bore interest at a LIBOR rate generally defined as the sum of (i) the average of the offered rates of interest quoted in the London Inter-Bank Eurodollar Market for U.S. Dollar deposits with prime banks (as published by Reuters or other commercially available sources) for three months (all as selected by the Company), and (ii) an applicable margin. The applicable margin under the Loan Agreement ranged from 2.25% (225 basis points) to 3.00% (300 basis points) depending on the total aggregate principal amount outstanding under the Loan Agreement. During the third quarter of 2015, the $12.4 million balance of this loan was paid in full.

On February 4, 2015, Pinnacle Bank entered into a loan agreement with an unaffiliated bank for $40 million. Pinnacle Bank's borrowings under the loan agreement bore interest at rates at the greater of (i) zero percent (0%) and (ii) the one-month LIBOR rate quoted by the lender (as published by Reuters), plus in each case an applicable margin. The applicable margin under the loan agreement ranged from 1.65% (165 basis points) to 1.95% (195 basis points) depending on the total aggregate principal amount outstanding under the loan agreement. During the third quarter of 2015, the $39.0 million balance of this loan was paid in full.

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

The sale of the Notes yielded net proceeds of approximately $59.1 million after deducting the placement agents' fees and estimated expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the offering, together with available cash, to pay the cash portion of the merger consideration payable to the shareholders of CapitalMark and Magna in connection with the mergers, to pay the amounts necessary to redeem the preferred shares that each of CapitalMark and Magna had previously issued to the United States Department of the Treasury in connection with their participation in the Treasury's Small Business Lending Fund and for general corporate purposes.

In connection with our proposed investment in BHG and our proposed acquisition of Avenue, we are considering capital raising alternatives to finance the cash portion of the investment in BHG and purchase price for Avenue.  Currently, we anticipate that we, or Pinnacle Bank, will issue subordinated notes in amounts sufficient to make such payments, however, we may finance these payments, on a short-term basis, with borrowings from the FHLB.

In addition, upon consummation of the Avenue merger, Pinnacle Financial will assume Avenue's obligations under its outstanding $20.0 million subordinated notes issued in December 2014 that mature in December 2024. These notes bear interest at a rate of 6.75% per annum until January 1, 2020 and may not be redeemed prior to such date. Beginning on January 1, 2020, if not redeemed on such date, these notes will bear interest at a floating rate equal to the three-month LIBOR determined on the determination date of the applicable interest period plus 4.95%.

Capital Resources. At December 31, 2015 and 2014, our stockholders' equity amounted to $1,155.6 million and $802.7 million, respectively. Approximately $269.5 million of this increase is attributable to shares of common stock issued upon our acquisitions of CapitalMark and Magna. At December 31, 2015, Pinnacle Bank's common equity Tier 1 capital ratio was 9.0%, the Tier 1 risk-based capital ratio was 9.0%, the total risk-based capital ratio was 10.6% and the leverage ratio was 8.8%, compared to 10.8%, 11.4%, 12.6% and 10.6% at December 31, 2014, respectively. At December 31, 2015, Pinnacle Financial's common equity Tier 1 capital ratio was 8.6%, the Tier 1 risk-based capital ratio was 9.6%, the total risk-based capital ratio was 11.2% and the leverage ratio was 9.4%, compared to 10.1%, 12.1%, 13.4% and 11.3% at December 31, 2014, respectively.

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

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these new rules, Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets at that date, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Pinnacle Financial and Pinnacle Bank chose to opt-out of this requirement.

Dividends.   Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to us in a calendar year in excess of the total of its retained net profits for that year plus the retained net profits for the preceding two years.  During the year ended December 31, 2015, our bank paid dividends of $19.0 million to us which was within the limits allowed by the TDFI.

During the year ended December 31, 2015, we paid $18.3 million in dividends to common shareholders. On January 19, 2016, our Board of Directors declared a $0.14 quarterly cash dividend to common shareholders which should approximate $5.7 million in aggregate dividend payments that will be paid on February 26, 2016 to common shareholders of record as of the close of business on February 5, 2016. The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

Earnings simulation model. We believe interest rate risk is best measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have policy guidelines for our earnings at risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. For changes up or down in rates from management's flat interest rate forecast over the next twelve months, management establishes policy limits in the decline in net interest income for the following scenarios:

·	gradual change of 400 points; instantaneous change of 400 basis points
·	gradual change of 300 points; instantaneous change of 300 basis points
·	gradual change of 200 points; instantaneous change of 200 basis points
·	gradual change of 100 points; instantaneous change of 100 basis points

At December 31, 2015, our earnings simulation model indicated we were in compliance with our policies for both the gradual and instantaneous interest rate changes.

Economic value of equity. Our EVE model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. To help limit interest rate risk, we have stated policy guidelines for an instantaneous basis point change in interest rates, in the following scenarios:

·	+/- 400 basis point change in interest rates
·	+/- 300 basis point change in interest rates
·	+/- 200 basis point change in interest rates
·	+/- 100 basis point change in interest rates

At December 31, 2015, our EVE model indicated we were in compliance with our policies for the scenarios noted above.  However, our policies provide that during certain interest rate cycles, the down basis point rate changes may not be particularly significant given the current slope of the yield curve.  Accordingly, we have currently suspended the calculation of the down rate scenarios for EVE measurement for the down 300 and down 400 scenarios.

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

Based on information gathered from these various modeling scenarios and primarily due to the assumptions we have made related to the acquired assets and liabilities of CapitalMark and Magna, management believes that as of December 31, 2015, our balance sheet would likely be slightly asset sensitive. Our modeling indicates that our level of asset sensitivity would accelerate until rates had increased 300 basis points and would become neutral at that point as we believe deposit pricing would become increasingly competitive.

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and the firm's conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers two or three rises in short-term interest rates in 2016 while the longer end of the rate curve will rise only slightly.  The firm's "most likely" rate forecast has been basically consistent for several quarters and is based primarily on information we acquire from a service which includes a consensus forecast of numerous benchmarks.  As a result and in preparing for an eventual rise in interest rates, we have implemented the following strategies:

·
Reduced our exposure to fixed rate investment securities in relation to total assets from approximately 23% as of December 31, 2010 to a current position of approximately 11% of total assets.  This reduction should assist us in becoming more asset sensitive over time.

·
Executed a series of cash flow hedges involving approximately $200 million in FHLB borrowings at pre-established fixed rates.  Fixed rate liabilities also provide for a more asset sensitive balance sheet.

·
Participated in interest rate swaps whereby our customers pay a fixed rate which we remit to our counter party while we receive in return a floating rate on these commercial loans.  These loans amounted to approximately $396 million at December 31, 2015.  We believe floating rate loans promote an asset sensitive balance sheet.

·
Reduced the difference between the weighted average floor rate on floating and variable rate commercial loans and the weighted average contract rate on these type of loans from 0.99% at December 31, 2014 to 0.81% at December 31, 2015.  This reduction results in requiring a lesser increase in shorter-term rates for the floors to be overcome, thus making these loans with rate floors more asset sensitive over time.

We believe current growth in our balance sheet will also assist us in achieving increased asset sensitivity over time; however, we may also implement a series of actions designed to accelerate our achievement of neutrality or asset sensitivity as conditions warrant.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At December 31, 2015, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB Cincinnati and, pursuant to a borrowing agreement with the FHLB Cincinnati, has pledged certain assets pursuant to a blanket lien.  As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on its ALCO strategies.  Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity at the FHLB Cincinnati.  At December 31, 2015, we believe we had an estimated $959.1 million in additional borrowing capacity with the FHLB Cincinnati.  However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $140.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  There were no outstanding borrowings under these agreements at December 31, 2015, or during the year then ended under such agreements, although we test the availability of these accommodations annually.  Pinnacle Bank also has approximately $1.3 billion in available Federal Reserve discount window lines of credit.

At December 31, 2015, excluding any reciprocating time deposits issued through the CDARS network, we had $7.3 million in brokered certificates of deposit compared to no brokered certificates of deposit at December 31, 2014.  Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid.  Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will continue to represent an insignificant percentage of our total funding in 2016 as we seek to continue maintaining a higher level of core deposits.

At December 31, 2015, we had no significant commitments for capital expenditures. However, we expect to expand our footprint by one location in each of the Knoxville, Chattanooga and Memphis MSAs annually beginning in 2016.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds) and FHLB Cincinnati advances.  Information concerning our short-term borrowings as of and for each of the years in the three-year period ended December 31, 2015 is as follows (in thousands):

	At December 31,
	2015	2014	2013
Amounts outstanding at year-end:
Securities sold under agreements to repurchase	$79,084	$93,995	$70,465
Federal funds purchased	-	-	-
Federal Home Loan Bank short-term advances	280,000	180,000	75,000

Weighted average interest rates at year-end:
Securities sold under agreements to repurchase	0.21%	0.18%	0.20%
Federal funds purchased	-	-	-
Federal Home Loan Bank short-term advances	0.49%	0.16%	0.12%

Maximum amount of borrowings at any month-end:
Securities sold under agreements to repurchase	$81,246	$107,244	$236,145
Federal funds purchased	-	-	-
Federal Home Loan Bank short-term advances	620,000	260,000	285,000

Average balances for the year:
Securities sold under agreements to repurchase	$68,037	$67,999	$113,742
Federal funds purchased	606	1,014	644
Federal Home Loan Bank short-term advances	224,583	80,417	62,500

Weighted average interest rates for the year:
Securities sold under agreements to repurchase	0.20%	0.21%	0.21%
Federal funds purchased	0.81%	0.86%	0.59%
Federal Home Loan Bank short-term advances	0.23%	0.17%	0.18%

The following table presents additional information about our contractual obligations as of December 31, 2015, which by their terms have contractual maturity and termination dates subsequent to December 31, 2015 (in thousands):

	At December 31, 2015
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Contractual obligations:
Certificates of deposit	$538,423	$110,888	$36,489	$4,250	$690,050
Securities sold under agreements to repurchase	79,084	-	-	-	79,084
Federal Home Loan Bank advances	300,000	4	236	65	300,305
Subordinated debt	-	-	-	82,476	82,476
Minimum operating lease commitments	6,007	9,337	8,472	26,132	49,948
Totals	$923,514	$120,229	$45,197	$112,923	$1,201,863

(1)        Due to the uncertainty of future interest rates on borrowings under Pinnacle Financial's subordinated debentures and future interest payments on such obligations are not included in the above table.  At December 31, 2015, Pinnacle Financial had subordinated debentures of approximately $82.5 million outstanding.  During the year ended December 31, 2015, the interest rate on the subordinated debentures issued in 2003, 2005, 2006 and 2007, respectively, ranged from 3.04% to 3.33%, 1.66% to 2.00%, 1.91% to 2.26%  and 3.09% to 3.36%, respectively.  During the year ended December 31, 2015, Pinnacle Financial incurred interest expense of $324,000, $353,000, $405,000 and $987,000, respectively, on its subordinated debentures issued in 2003, 2005, 2006 and 2007, respectively.  See Note 11 Investments in Affiliated Companies and Subordinated Debt to Pinnacle Financial's consolidated financial statements for further information.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.  Our operating lease commitments are primarily related to our branch and headquarters facilities. The terms of these leases expire at various points ranging from 2017 through 2039. At December 31, 2015, our total minimum operating lease commitment was $49.9 million.

Off-Balance Sheet Arrangements.  At December 31, 2015, we had outstanding standby letters of credit of $93.5 million and unfunded loan commitments outstanding of $2.219 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. The following table presents additional information about our unfunded commitments as of December 31, 2015, which by their terms, have contractual maturity dates subsequent to December 31, 2015 (in thousands):

	At December 31, 2015
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Unfunded commitments:
Lines of credit	$901,025	$557,051	$303,676	$457,032	$2,218,784
Letters of credit	85,886	3,849	3,449	350	93,534
Totals	$986,911	$560,900	$307,125	$457,382	$2,312,318

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments.  Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.  At December 31, 2015, we had accrued $1.4 million for the inherent risks associated with off balance sheet commitments.

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

Recently Issued Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, 2) eliminate the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and party relationships, and 4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2A-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We currently do not expect this ASU to have a material impact our consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments require an entity to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted. This ASU will have an impact on our consolidated financial statements as we have early adopted this standard and will not recast results as we continue to refine our purchase accounting adjustments related to the acquisitions of CapitalMark and Magna.

Other than those pronouncements discussed above and those which have been recently adopted, there were no other recently issued accounting pronouncements that are expected to impact Pinnacle Financial.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 36 through 64 and is incorporated herein by reference.

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

Pinnacle Financial Partners, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2015, the Company's internal control over financial reporting was effective based on those criteria.

The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting.  This report appears on page 69 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:

We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pinnacle Financial Partners, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Nashville, Tennessee
February 29, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:

We have audited Pinnacle Financial Partners, Inc.'s (the Company's) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Nashville, Tennessee
February 29, 2016

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2015	2014
ASSETS
Cash and noninterest-bearing due from banks	$75,078,807	$48,741,692
Interest-bearing due from banks	219,202,464	134,176,054
Federal funds sold and other	26,670,062	4,989,764
Cash and cash equivalents	320,951,333	187,907,510

Securities available-for-sale, at fair value	935,064,745	732,054,785
Securities held-to-maturity (fair value of $31,585,303 and $38,788,870 at December 31, 2015 and 2014, respectively)	31,376,840	38,675,527
Mortgage loans held-for-sale	47,930,253	14,038,914

Loans	6,543,235,381	4,590,026,505
Less allowance for loan losses	(65,432,354)	(67,358,639)
Loans, net	6,477,803,027	4,522,667,866
Equity method investment
Premises and equipment, net	77,923,607	71,576,016
	88,880,014	38,062,134
Accrued interest receivable	21,574,096	16,988,407
Goodwill	432,232,255	243,529,010
Core deposits and other intangible assets	10,540,497	2,893,072
Other real estate owned	5,083,218	11,186,414
Other assets	266,054,295	138,668,142
Total assets	$8,715,414,180	$6,018,247,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing	$1,889,865,113	$1,321,053,083
Interest-bearing	1,389,548,175	1,005,450,690
Savings and money market accounts	3,001,950,725	2,024,957,383
Time	690,049,795	431,143,756
Total deposits	6,971,413,808	4,782,604,912
Securities sold under agreements to repurchase	79,084,298	93,994,730
Federal Home Loan Bank advances	300,305,226	195,476,384
Subordinated debt and other borrowings	142,476,000	96,158,292
Accrued interest payable	2,593,209	631,682
Other liabilities	63,930,339	46,688,416
Total liabilities	7,559,802,880	5,215,554,416
Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2015 and 2014	-	-
Common stock, par value $1.00; 90,000,000 shares authorized; 40,906,064 and 35,732,483 issued and outstanding at December 31, 2015 and 2014, respectively	40,906,064	35,732,483
Common stock warrants	-	-
Additional paid-in capital	839,617,050	561,431,449
Retained earnings	278,573,408	201,371,081
Accumulated other comprehensive (loss) income, net of taxes	(3,485,222)	4,158,368
Total stockholders' equity	1,155,611,300	802,693,381
Total liabilities and stockholders' equity	$8,715,414,180	$6,018,247,797
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	For the years ended December 31,
	2015	2014	2013
Interest income:
Loans, including fees	$232,847,334	$184,648,800	$169,252,739
Securities:
Taxable	15,060,392	14,227,172	14,504,464
Tax-exempt	5,783,443	6,167,264	6,378,345
Federal funds sold and other	1,478,711	1,126,726	1,146,867
Total interest income	255,169,880	206,169,962	191,282,415

Interest expense:
Deposits	13,209,425	9,953,930	11,721,387
Securities sold under agreements to repurchase	138,347	140,623	238,775
Federal Home Loan Bank advances and other borrowings	5,189,193	3,090,860	3,423,617
Total interest expense	18,536,965	13,185,413	15,383,779
Net interest income	236,632,915	192,984,549	175,898,636
Provision for loan losses	9,188,497	3,634,660	7,856,522
Net interest income after provision for loan losses	227,444,418	189,349,889	168,042,114

Noninterest income:
Service charges on deposit accounts	12,745,742	11,707,274	10,557,528
Investment services	9,971,313	9,382,670	8,038,425
Insurance sales commissions	4,824,007	4,612,583	4,537,150
Gains on mortgage loans sold, net	7,668,960	5,630,371	6,243,411
Investment gains (losses) on sales and impairments, net	552,063	29,221	(1,466,475)
Trust fees	5,461,257	4,601,036	3,747,241
Income from equity method investment	20,591,484	-	-
Other noninterest income	24,715,442	16,639,323	15,446,298
Total noninterest income	86,530,268	52,602,478	47,103,578

Noninterest expense:
Salaries and employee benefits	105,928,914	88,319,567	82,646,967
Equipment and occupancy	27,241,477	24,087,335	21,273,454
Other real estate (benefit) expense	(305,956)	664,289	3,113,046
Marketing and other business development	4,863,307	4,127,949	3,638,941
Postage and supplies	3,228,300	2,391,838	2,249,950
Amortization of intangibles	1,973,953	947,678	1,262,524
Merger related expenses	4,797,018	-	-
Other noninterest expense	23,149,743	15,761,027	15,076,332
Total noninterest expense	170,876,756	136,299,683	129,261,214
Income before income taxes	143,097,930	105,652,684	85,884,478
Income tax expense	47,588,528	35,181,517	28,158,277
Net income	$95,509,402	$70,471,167	$57,726,201

Per share information:
Basic net income per common share	$2.58	$2.03	$1.69
Diluted net income per common share	$2.52	$2.01	$1.67
Weighted average common shares outstanding:
Basic	37,015,468	34,723,335	34,200,770
Diluted	37,973,788	35,126,890	34,509,261
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
Net income:	$95,509,402	$70,471,167	$57,726,201
Other comprehensive (loss) income, net of tax:
Changes in fair value on available-for-sale securities, net of tax	(5,582,965)	11,900,309	(22,156,995)
Changes in fair value of cash flow hedges, net of tax	(1,725,136)	(3,699,569)	4,013,570
Net loss (gain) on sale of investment securities reclassified from other comprehensive income into net income, net of tax	(335,489)	(17,758)	891,177
Total other comprehensive (loss) income, net of tax	(7,643,590)	8,182,982	(17,252,248)
Total comprehensive income	$87,865,812	$78,654,149	$40,473,953
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the each of the years in the three-year period ended December 31, 2015

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances, December 31, 2012	34,696,597	$34,696,597	$543,760,439	$87,386,689	$13,227,634	$679,071,359
Exercise of employee common stock options, stock appreciation rights and related tax benefits	280,008	280,008	3,961,042	-	-	4,241,050
Issuance of restricted common shares, net of forfeitures	303,111	303,111	(303,111)	-	-	-
Restricted shares withheld for taxes	(57,775)	(57,775)	(1,288,367)	-	-	(1,346,142)
Compensation expense for restricted shares	-	-	4,069,662	-	-	4,069,662
Compensation expense for stock options	-	-	12,470	-	-	12,470
Common dividends paid	-	-	-	(2,814,691)	-	(2,814,691)
Net income	-	-	-	57,726,201	-	57,726,201
Other comprehensive loss	-	-	-	-	(17,252,248)	(17,252,248)
Balances, December 31, 2013	35,221,941	$35,221,941	$550,212,135	$142,298,199	$(4,024,614)	$723,707,661
Exercise of employee common stock options, stock appreciation rights and related tax benefits	302,403	302,403	8,444,894	-	-	8,747,297
Issuance of restricted common shares, net of forfeitures	277,187	277,187	(277,187)	-	-	-
Restricted shares withheld for taxes	(69,048)	(69,048)	(2,256,560)	-	-	(2,325,608)
Compensation expense for restricted shares	-	-	5,308,167	-	-	5,308,167
Common dividends paid	-	-	-	(11,398,285)	-	(11,398,285)
Net income	-	-	-	70,471,167	-	70,471,167
Other comprehensive income	-	-	-	-	8,182,982	8,182,982
Balances, December 31, 2014	35,732,483	$35,732,483	$561,431,449	$201,371,081	$4,158,368	$802,693,381
Exercise of employee common stock options, stock appreciation rights and related tax benefits	304,313	304,313	7,187,629	-	-	7,491,942
Issuance of restricted common shares, net of forfeitures	257,218	257,218	(257,218)	-	-	-
Common stock issued in conjunction with CapitalMark acquisition	3,306,184	3,306,184	202,648,875	-	-	205,955,059
Common stock issued in conjunction with Magna acquisition	1,371,717	1,371,717	62,166,214	-	-	63,537,931
Restricted shares withheld for taxes, net of related tax benefits	(65,851)	(65,851)	(901,502)	-	-	(967,353)
Compensation expense for restricted shares	-	-	7,341,603	-	-	7,341,603
Common dividends paid	-	-	-	(18,307,075)	-	(18,307,075)
Net income	-	-	-	95,509,402	-	95,509,402
Other comprehensive loss	-	-	-	-	(7,643,590)	(7,643,590)
Balances, December 31, 2015	40,906,064	$40,906,064	$839,617,050	$278,573,408	$(3,485,222)	$1,155,611,300

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2015	2014	2013
Operating activities:
Net income	$95,509,402	$70,471,167	$57,726,201
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	5,231,583	4,526,497	4,438,303
Depreciation and amortization	10,268,576	9,282,197	9,245,876
Provision for loan losses	9,188,497	3,634,660	7,856,522
Investment (gains) losses on sales and impairments, net	(552,063)	(29,221)	1,466,475
Gain on mortgage loans sold, net	(7,668,960)	(5,630,371)	(6,243,411)
Stock-based compensation expense	7,341,603	5,308,167	4,082,132
Deferred tax expense (benefit)	5,819,463	394,452	1,841,044
Losses on disposition of other real estate and other investments	(433,911)	(74,807)	3,103,008
Gains from equity method investment	(20,591,484)	-	-
Excess tax benefit from stock compensation	(4,116,120)	(1,698,521)	(389,415)
Mortgage loans held for sale:
Loans originated	(524,679,767)	(331,135,205)	(385,173,288)
Loans sold	519,134,000	335,577,000	419,761,000
Decrease in other assets	(3,229,986)	4,014,267	11,567,952
(Decrease) increase in other liabilities	(7,487,499)	417,873	(2,847,047)
Net cash provided by operating activities	83,733,334	95,058,155	126,435,352

Investing activities:
Activities in securities available-for-sale:
Purchases	(342,192,699)	(149,051,923)	(233,887,505)
Sales	189,029,458	2,360,478	23,439,144
Maturities, prepayments and calls	146,441,236	123,949,792	143,322,733
Activities in securities held-to-maturity:
Purchases	(1,550,995)	(923,652)	(3,496,186)
Sales	-	-	-
Maturities, prepayments and calls	8,185,000	1,229,874	3,623,800
Increase in loans, net	(668,297,036)	(455,357,214)	(447,907,395)
Purchases of premises and equipment and software	(10,870,851)	(5,878,562)	(5,293,919)
Proceeds from sales of software, premises, and equipment	782,482	-	-
Purchase of bank owned life insurance	-	-	(38,352,344)
Acquisitions of CapitalMark and Magna, net of cash acquired	5,876,592	-	-
Increase in equity method investment, net of dividends received	(68,288,530)	-	-
Increase in other investments	(1,712,685)	(4,208,447)	(6,141,232)
Net cash used in investing activities	(742,598,028)	(487,879,654)	(564,692,904)

Financing activities:
Net increase in deposits	783,352,902	249,132,187	518,284,740
Net (increase) decrease in repurchase agreements	(32,784,245)	23,529,404	(44,202,149)
Advances from Federal Home Loan Bank:
Issuances	1,135,000,000	790,000,000	600,000,000
Payments	(1,092,781,984)	(685,093,244)	(585,144,603)
Net (decrease) increase in subordinated debt and other borrowings	9,709,994	(2,500,000)	(7,500,000)
Exercise of common stock options, stock appreciation rights and restricted shares, net of shares surrendered for taxes	3,602,805	6,421,689	2,894,908
Excess tax benefit from stock compensation	4,116,120	1,698,521	389,415
Common stock dividends paid	(18,307,075)	(11,398,285)	(2,814,691)
Net cash provided by financing activities	791,908,517	371,790,272	481,907,620
Net increase (decrease) in cash and cash equivalents	133,043,823	(21,031,227)	43,650,068
Cash and cash equivalents, beginning of year	187,907,510	208,938,737	165,288,669
Cash and cash equivalents, end of year	$320,951,333	$187,907,510	$208,938,737
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank (Pinnacle Bank).  Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark) and Magna Bank (Magna) (jointly, the acquisitions) on July 31, 2015 and September 1, 2015, respectively. Pinnacle Bank provides a full range of banking services, including investment, mortgage, and insurance services, and comprehensive wealth management services, in its primary market areas of the Nashville-Davidson-Murfreesboro-Franklin, TN, Knoxville, TN,  Chattanooga, TN-GA and Memphis, TN-MS-AR Metropolitan Statistical Areas.

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

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, determination of any impairment of intangible assets and the valuation of deferred tax assets.

Impairment — Long-lived assets, including purchased intangible assets subject to amortization, such as core deposit intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Pinnacle Financial had $10.5 million and $2.9 million of long-lived amortizing intangibles at December 31, 2015 and 2014, respectively.

Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.  That annual assessment date for Pinnacle Financial is September 30.  An impairment loss is recognized to the extent that the carrying amount exceeds fair value.

The Accounting Standards Codification (ASC) 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines that this is the case, or if a qualitative assessment is not performed, it is required to perform additional goodwill impairment testing to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. Pinnacle Financial performed its annual assessment as of September 30, 2015. The results of the qualitative assessment indicated that the fair value of Pinnacle Financial's sole reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

Should Pinnacle Financial's common stock price significantly decline or other impairment indicators become known, additional impairment testing of goodwill may be required. Should it be determined in a future period that the goodwill has become impaired, then a charge to earnings will be recorded in the period such determination is made.  Pinnacle Financial has $432.2 million of goodwill related to the acquisition of Cavalry Bancorp, Inc. in 2006, Mid America Bancshares, Inc. in 2007, and CapitalMark and Magna in 2015.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold, short-term discount notes and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents.  The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2015 as follows:

	For the years ended December 31,
	2015	2014	2013
Cash Payments:
Interest	$17,435,292	$13,414,134	$16,020,132
Income taxes paid	45,715,968	31,350,000	27,150,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	21,148,034	7,702,661	17,252,736
Loans foreclosed upon with repossessions transferred to other real estate	341,342	4,649,852	4,630,251
Loans foreclosed upon with repossessions transferred to other repossessed assets	8,259,368	2,262,573	699,212

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

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Resultantly, other-than-temporary charges may be incurred as management's intention related to a particular security changes.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage loans held-for-sale — Mortgage loans originated and intended for sale are carried at the lower of cost or estimated fair value as determined on a loan-by-loan basis.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Realized gains and losses are recognized when legal title to the loans has been transferred to the purchaser and sales proceeds have been received and are reflected in the accompanying consolidated statement of income in gains on mortgage loans sold, net of related costs such as compensation expenses.

Loans — Pinnacle Financial has five loan types for financial reporting purposes: commercial and industrial, commercial real estate mortgage, construction and land development, consumer and other and consumer real estate mortgage.  The appropriate classification is determined based on the underlying collateral utilized to secure each loan. These classifications are consistent with those utilized in the Quarterly Report of Condition and Income filed by Pinnacle Bank with the Federal Deposit Insurance Corporation (FDIC).

Loans are reported at their outstanding principal balances, net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.  At December 31, 2015 and 2014, net deferred loan fees of $4.2 million and $1.4 million respectively, were included in loans on the accompanying consolidated balance sheets.

As part of our routine credit monitoring process, commercial loans receive risk ratings by the assigned financial advisor and are subject to validation by our independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-impaired or doubtful-impaired.  Pinnacle Financial believes that our categories follow those outlined by Pinnacle Bank's primary federal regulator. At December 31, 2015, approximately 75% of our loan portfolio was assigned a specifically assigned risk rating in the allowance for loan loss assessment. Certain consumer loans and commercial relationships that possess certain qualifying characteristics, including individually smaller balances, are generally not assigned an individual risk rating but are evaluated collectively for credit risk as a homogenous pool of loans and individually as either accrual or nonaccrual based on the performance of the loan.

Loans are placed on nonaccrual status when there is a significant deterioration in the financial condition of the borrower, which generally is the case but is not limited to when the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.  All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against current interest income.  Interest income is subsequently recognized only if certain cash payments are received while the loan is classified as nonaccrual, but interest income recognition is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines.  A nonaccrual loan is returned to accruing status once the loan has been brought current as to principal and interest and collection is reasonably assured or the loan has been well-secured through other techniques.

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

Purchased Loans —  Purchased loans, including loans acquired through a merger, are initially recorded at fair value on the date of purchase. Purchased loans that contain evidence of post-origination credit deterioration as of the purchase date are carried at the net present value of expected future cash flows. All other purchased loans are recorded at their initial fair value, and adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and additional provisioning that may be required. Pursuant to U.S. GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities as of the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (Day 1 Fair Values).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At the time of acquisition, management evaluates purchased loans using a variety of factors such as current classification or risk rating, past due status and history as a component of the fair value determination. For those purchased loans without evidence of credit deterioration, management evaluates each reviewed loan using Pinnacle Bank's internal grading system with a grade assigned to each loan at the date of acquisition. To the extent that any purchased loan is not specifically reviewed individually, such loan is assumed to have characteristics similar to the characteristics of the specifically reviewed acquired portfolio of purchased loans. The grade for each purchased loan without evidence of credit deterioration is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to Pinnacle Financial that provides material insight regarding the loan's performance, the borrower's capacity to repay or the underlying collateral. The allowance for loan losses for purchased loans is calculated similar to that utilized for legacy Pinnacle Bank loans. Our accounting policy is to compare the computed allowance for loan losses to the remaining fair value adjustment. If the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a charge to the provision for loan losses.
In determining the Day 1 Fair Values of purchased loans without evidence of post-origination credit deterioration at the date of acquisition, management includes (i) no carry over of any previously recorded allowance for loan loss or deferred fees and costs and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest and credit loss, given the risk profile and grade assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.
Purchased loans that contain evidence of post-origination credit deterioration on the date of purchase are individually evaluated by management to determine the estimated fair value of each loan. This evaluation includes no carryover of any previously recorded allowance for loan loss. In determining the estimated fair value of purchased loans with evidence of credit deterioration, management considers a number of factors including, among other things, the remaining life of the purchased loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received.
In determining the Day 1 Fair Values of purchased loans with evidence of credit deterioration, management calculates a non-accretable difference (the credit risk component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management's determination of the Day 1 Fair Values. Subsequent increases in expected cash flows will result in an adjustment to accretable yield, which will have a positive impact on interest income. Subsequent decreases in expected cash flows will generally result in a charge to the provision for loan losses. Subsequent increases in expected cash flows following any previous decrease will result in a reversal of the charge to the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield. The accretable difference on purchased loans with evidence of credit deterioration is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. For purchased loans with evidence of post-origination credit deterioration for which the expected cash flows cannot be forecasted, these loans are deemed to be collateral dependent, are recorded at the fair value of collateral and are placed on nonaccrual.
Allowance for Loan Losses (allowance) —  Pinnacle Financial's management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of the loan portfolio, loan loss experience, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.  The level of allowance maintained by management is believed adequate to absorb probable losses inherent in the loan portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.  Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, is deemed uncollectible.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the adequacy of the allowance, Pinnacle Financial also considers the results of its ongoing independent loan review process. Pinnacle Financial undertakes this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in its overall evaluation of the risk characteristics of the entire loan portfolio.  Its loan review process includes the judgment of management, independent internal loan reviewers, and reviews that may have been conducted by third-party reviewers including regulatory examiners. Pinnacle Financial incorporates relevant loan review results in the allowance.

The ASC 450-20 component of the allowance for loan losses begins with a migration analysis based on our internal system of risk rating, if applicable, and historical loss data in our portfolio, by loan type. The migration analysis accumulates losses realized over a rolling four-quarter cycle and is utilized to determine an annual loss rate for each category for each quarter-end in our look-back period. The look-back period in our migration analysis includes 24 quarters as we believe this period is representative of an economic cycle. The loss rates for each category are then averaged and applied to the end of period loan portfolio balances to determine estimated losses.  The estimated losses by category are then adjusted by a specifically-determined loss emergence period for each type of loan in our portfolio. A loss emergence period represents the length of time from the initial event which triggered the loss to the recognition of the loss by Pinnacle Bank. Combined, the loss rates and loss emergence period provide a quantitative estimate of credit losses inherent in our end of period loan portfolio based on our actual loss experience.

The estimated loan loss allocation for all loan segments is then adjusted for management's estimate of probable losses for a number of qualitative factors that have not been considered in the loan migration analysis. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management, but measured by objective measurements period over period.  The data for each measurement may be obtained from internal or external sources.  The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting factor is applied to the non-impaired loan portfolio.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified either in its risk rating or impairment process, as of the balance sheet date, and is based upon quarterly trend assessments in portfolio concentrations, policy exceptions, economic conditions, lending staff performance, independent loan review results, collateral considerations, credit quality, competition and regulatory requirements, enterprise wide risk assessments, and peer group credit quality.  The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various environmental factors.

The allowance for loan losses for purchased loans is calculated similar to that utilized for legacy Pinnacle Bank loans. Pinnacle Financial's accounting policy is to compare the computed allowance for loan losses for purchased loans to any remaining fair value adjustment. If the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a charge to the provision for loan losses.

Pinnacle Financial's allowance for loan losses is composed of the result of two independent analyses pursuant to the provisions of ASC 450-20, Loss Contingencies and ASC 310-10-35, Receivables.  The ASC 450-20 analysis is intended to quantify the inherent risk in its performing loan portfolio.  The component of the allowance for nonperforming loans generated by ASC 310-10-35 is the result of a loan-by-loan analysis of impaired loans $250,000 and greater performed by segment and the resulting impairment percentage adjusted for specific trends identified, if applicable, is applied to all loans below $250,000, which have historically shown a similar loss rate to loans above $250,000. In addition, Pinnacle Financial reviews impaired collateral dependent loans less than $250,000 to determine if any amounts should be charged-off pursuant to regulatory requirements.  At December 31, 2015, the principal balance of these small impaired loans was $4.5 million, which represented 15.3% of all impaired loans.  At December 31, 2014, the principal balance of these small impaired loans was $5.3 million, which represented 21.0% of all impaired loans.

The first component of the allowance for loan losses is determined pursuant to ASC 450-20 portion of the allowance also includes a small unallocated component.  Pinnacle Financial believes that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories, such as the imprecision in the overall loss allocation measurement process, the subjectivity risk of potentially not considering all relevant environmental categories and related measurements and imprecision in its credit risk ratings process.

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

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the provision for loan losses and is a component of the allowance for loan losses. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan's effective interest rate, or if the loan is collateral dependent, at the fair value of the collateral, less estimated disposal costs. If the loan is collateral dependent, the principal balance of the loan is charged-off in an amount equal to the impairment measurement. The fair value of collateral dependent loans is derived primarily from collateral appraisals performed by independent third-party appraisers.  Management believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans.

Pursuant to the guidance set forth in ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the above impairment methodology is also applied to those loans identified as troubled debt restructurings.

We then test the resulting allowance by comparing the balance in the allowance to historical trends and industry and peer information. Pinnacle Financial's management then evaluates the result of the procedures performed, including the results of our testing, and decides on the appropriateness of the balance of the allowance in its entirety. The audit committee of its board of directors reviews and approves the methodology and resultant allowance prior to the filing of quarterly and annual financial information.

  While its policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to income, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There are factors beyond its control, such as conditions in the local, national, and international economy, a local real estate market or particular industry conditions which may negatively impact materially our asset quality and the adequacy of our allowance for loan losses and thus the resulting provision for loan losses.

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

Pinnacle Bank is the lessee with respect to several office locations.  All such leases are being accounted for as operating leases within the accompanying consolidated financial statements.  Several of these leases include rent escalation clauses.  Pinnacle Bank expenses the costs associated with these escalating payments over the life of the expected lease term using the straight-line method. At December 31, 2015, the deferred liability associated with these escalating rentals was approximately $2.5 million and is included in other liabilities in the accompanying consolidated balance sheets.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Method Investment — On February 1, 2015, Pinnacle Bank acquired a 30% interest in Bankers Healthcare Group, LLC (BHG) for $75 million. Pinnacle Bank accounts for this investment pursuant to the equity method for unconsolidated subsidiaries and recognizes its interest in BHG's profits and losses in noninterest income with corresponding adjustments to the BHG investment account. The equity method of accounting requires that this investment is reported as a net investment on the financial statements, but that embedded goodwill and intangibles should be identified, tested for impairment and amortized over their useful life within the equity method investment line of the balance sheet. Amortization expense associated with BHG's customer list and data processing capabilities is netted within income from equity method investments. On the acquisition date, Pinnacle Bank estimated its investment included embedded goodwill of $53.6 million and $6.9 million of technology, trade name and customer relationship intangibles. Pinnacle Bank recorded earnings of $20.6 million, net of approximately $1.3 million in intangible amortization expense for the year ended December 31, 2015. During 2015, Pinnacle Bank received dividends of $7.2 million from BHG. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profit from arms-length intercompany transactions are eliminated as a part of consolidation. As part of ongoing business transacted with BHG, Pinnacle Bank purchased loans totaling $2.2 million during the year ended December 31, 2015. As noted below under Subsequent Events, in the first quarter of 2016, Pinnacle Financial and Pinnacle Bank announced that they would collectively acquire an additional 19% interest in BHG.

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

Included in the accompanying consolidated balance sheet at December 31, 2015 is $6.6 million of OREO with related property-specific valuation allowances of $1.5 million. At December 31, 2014, OREO totaled $15.1 million with related property-specific valuation allowances of $3.9 million.  During the years ended December 31, 2015, 2014 and 2013, Pinnacle Financial had an approximate $306,000 benefit and approximately $664,000 and $3.1 million, respectively, of net foreclosed real estate expense. Of the net foreclosed real estate expense, $434,000 and $552,000, respectively, were realized gains on the disposition and holding losses on valuations of OREO properties during the years ended December 31, 2015 and 2014 and $2.0 million was realized losses on dispositions and holding losses on valuations of OREO properties during the year ended December 31, 2013.

Other Assets — Included in other assets as of December 31, 2015 and 2014, is approximately $6.6 million and $2.3 million, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial's primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2015, 2014, and 2013, Pinnacle Financial's amortization expense was approximately $1.3 million, $1.1 million, and $937,000, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Bank has outstanding borrowings, including the Federal Home Loan Bank of Cincinnati. At December 31, 2015 and 2014, the cost of these investments was $26.5 million and $15.8 million, respectively.  Pinnacle Financial determined that cost approximates the fair value of these investments.  Additionally, Pinnacle Financial has recorded certain investments in other entities, at fair value, of $8.0 million at both December 31, 2015 and 2014. During 2015 and 2014, Pinnacle Financial recorded net losses of $39,000 and net gains of $690,000, respectively, due to changes in the fair value of these investments.  As more fully described in footnote 11, Pinnacle Financial has an investment in four Trusts valued at $2,476,000 as of December 31, 2015 and 2014. The Trusts were established to issue preferred securities, the dividends for which are paid with interest payments Pinnacle Financial makes on subordinated debentures it issued to the Trusts. Also, as part of our compliance with the Community Reinvestment Act, we had investments in low income housing entities totaling $13.8 million and $10.8 million, net, as of December 31, 2015 and 2014, respectively. These investments are reflected in the accompanying consolidated balance sheets in other investments.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle Bank is the owner and beneficiary of various life insurance policies on certain key executives and certain directors, including policies that were acquired in its mergers with Cavalry, CapitalMark and Magna.   Collectively, these policies are reflected in other assets in the accompanying consolidated balance sheets at their respective cash surrender values.  At December 31, 2015 and 2014, the aggregate cash surrender value of these policies was approximately $121.9 million and $92.7 million, respectively. Noninterest income related to these policies was $2.5 million, $2.4 million, and $2.1 million, during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions with large U.S. financial institutions in an effort to minimize the risk to Pinnacle Financial. These swaps are derivatives, but are not designated as hedging instruments.

Pinnacle Financial also has forward cash flow hedge relationships in the form of interest rate swap agreements to manage our future interest rate exposure. These derivative contracts have been designated as a hedge and, as such, changes in the fair value of the derivative instrument are recorded in other comprehensive income. Pinnacle Financial prepares written hedge documentation for all derivatives which are designated as hedges. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management's assertion that the hedge will be highly effective.

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

Pinnacle Financial and its subsidiaries file consolidated U.S. Federal tax returns. Based upon its business operations, Pinnacle Financial is also subject to taxation in the states of Tennessee, Illinois, Florida and Alabama. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. Pinnacle Financial has a Real Estate Investment Trust subsidiary that files a separate federal tax return, but its income is included in the consolidated group's return as required by the federal tax laws.  Pinnacle Financial remains open to audit under the statute of limitations by the IRS and the states of Tennessee, Illinois, Florida and Alabama for the years ended December 31, 2012 through 2015.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The amounts accrued for interest and/or penalties related to State uncertain tax positions at December 31, 2015 and 2014 were a benefit of $96,000 and expense of $140,000 respectively. No amounts were accrued for interest and/or penalties at December 31, 2013. Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

As of December 31, 2015, there were approximately 1.2 million stock options and 2,435 stock appreciation rights outstanding to purchase common shares. For the years ended December 31, 2015 and 2014, respectively, approximately 958,320 and 403,555 of dilutive stock options, dilutive restricted shares, restricted share units and stock appreciation rights were included in the diluted earnings per share calculation under the treasury stock method. The increase in dilutive shares outstanding primarily relates to stock options assumed as part of the CapitalMark acquisition and annual equity awards to Pinnacle Financial's associates and directors.

The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2015:

	2015	2014	2013
Basic earnings per share calculation:
Numerator - Net income available to common stockholders	$95,509,402	$70,471,167	$57,726,201

Denominator – Weighted average common shares outstanding	37,015,468	34,723,335	34,200,770
Basic net income per common share available to common stockholders	$2.58	$2.03	$1.69

Diluted earnings per share calculation:
Numerator - Net income available to common stockholders	$95,509,402	$70,471,167	$57,726,201

Denominator – Weighted average common shares outstanding	37,015,468	34,723,335	34,200,770
Dilutive shares contingently issuable	958,320	403,555	308,491
Weighted average diluted common shares outstanding	37,973,788	35,126,890	34,509,261
Diluted net income per common share available to common stockholders	$2.52	$2.01	$1.67

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation — Stock-based compensation expense is recognized based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures based on grant-date fair value which for the 2015 restricted stock unit awards include a holding period discount. ASC 718-20 Compensation – Stock Compensation Awards Classified as Equity requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Service based awards with multiple vesting periods are expensed over the entire requisite period as if the award were a single award.   For awards with performance vesting criteria, anticipated performance is projected to determine the number of awards expected to vest, and the corresponding aggregate expense is adjusted to reflect the elapsed portion of the performance period.

Comprehensive Income (Loss) — Comprehensive income (loss) consists of the total of all components of comprehensive income (loss) including net income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income (loss) but excluded from net income (loss). Currently, Pinnacle Financial's other comprehensive income (loss) consists of unrealized gains and losses on securities available-for-sale and unrealized gains on derivative hedging relationships, net of deferred tax expense (benefit).

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
Mortgage Servicing Rights — In conjunction with the Magna Merger, Pinnacle acquired a residential mortgage servicing portfolio which was recorded at fair value in conjunction with purchase accounting.   The rights to service loans (MSRs) represent an intangible financial asset which going forward will be reported at amortized cost in the accompanying balance sheet.
Additions to our MSRs are recorded at fair value, while MSRs retained in connection with the sale of the principal due on a mortgage loan are capitalized at fair value. The value of servicing rights is initially measured using a discounted cash flow model. All servicing rights capitalized have involved the retention of servicing rights only; Pinnacle Financial does not retain residual interest, "first loss" obligations, or other similar on-going financial interests in the loans it sells to third parties, nor have we participated in any securitizations with any special purpose entities.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the first quarter of 2016, Pinnacle entered into a letter of intent to sell the servicing rights to approximately $830 million Fannie Mae mortgage loans in a transaction expected to be completed in the second quarter of 2016. Pinnacle Financial does not anticipate the sale of this servicing portfolio to have a material impact on Pinnacle Financial's financial condition or its results of operations.

Subordinated Debt Issuance — On July 30, 2015, Pinnacle Bank issued $60.0 million in aggregate principal amount of Fixed–to-Floating Rate Subordinated Notes due 2025 (the Notes) in a private placement transaction to accredited institutional investors. The maturity date of the notes is July 30, 2025, although Pinnacle Bank may redeem some or all of the Notes beginning on the interest payment date of July 30, 2020 and on any interest payment date thereafter at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to the date of redemption, subject to the FDIC.

From the date of the issuance through July 29, 2020, the Notes will bear interest at the rate of 4.875% per year and will be payable semi-annually in arrears on January 30 and July 30 of each year, and began on January 30, 2016. From July 30, 2020, the Notes will bear interest at a rate per annum equal to the three-month LIBOR rate plus 3.128%, payable quarterly in arrears on each January 30, April 30, July 30, and October 30, beginning on July 30, 2020, through the maturity date or the early redemption date of the Notes.

The sale of the Notes yielded net proceeds of approximately $59.1 million after deducting the placement agents' fees and estimated expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the offering, together with available cash, to pay the cash portion of the merger consideration payable to the shareholders of CapitalMark and Magna in connection with the mergers, and to pay the amounts necessary to redeem the preferred shares that each of CapitalMark and Magna issued to the United States Department of the Treasury in connection with their participation in the Treasury's Small Business Lending Fund and for general corporate purposes.

Recently Adopted Accounting Pronouncements — In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments require an entity to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted. This ASU will have an impact on our consolidated financial statements as we have early adopted this standard and will not recast results as we continue to refine our purchase accounting adjustments related to the acquisitions of CapitalMark and Magna.

Subsequent Events — ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after December 31, 2015 through the date of the issued financial statements.

Bankers Healthcare Group

As of December 31, 2015, Pinnacle Bank owns 30% of the outstanding membership interests of BHG. On January 19, 2016, Pinnacle Financial and Pinnacle Bank entered into a Membership Interest Purchase Agreement (the Purchase Agreement), by and among Pinnacle Financial, Pinnacle Bank, Bankers Healthcare Group, LLC, a Florida limited liability company (BHG), BHG Founders, Inc., a Florida corporation (Founders Co.), several individuals and Crawford & Castro, LLC, pursuant to which Pinnacle Financial and Pinnacle Bank have agreed to acquire, at the Closing (as defined below), an additional 8.55% and 10.45%, respectively, of the outstanding membership interests in BHG from Founders Co. for $114.0 million, payable in a mix of stock and cash (the Investment).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Purchase Agreement, as part of the consideration paid to Founders Co. in connection with the Investment, Pinnacle Financial has agreed to issue an amount of shares of Pinnacle Financial's common stock equal to the quotient (in whole shares) of (i) $39.9 million and (ii) the closing price of Pinnacle Financial's common stock on the Nasdaq Global Select Market on the day prior to the Closing to Founders Co. at the closing of the Investment (the Closing). The shares of Pinnacle Financial's common stock to be issued pursuant to the Purchase Agreement will be issued in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the Securities Act), and Rule 506 of Regulation D promulgated under the Securities Act. The amount of cash consideration is expected to equal $74.1 million.

The Closing and the issuance by Pinnacle Financial of the shares of its common stock in connection therewith, is subject to satisfaction of customary closing conditions and Pinnacle Financial's election to become a financial holding company becoming effective. Pinnacle Financial currently expects the Closing to occur in early March 2016.

Pinnacle Financial has agreed, pursuant to the Purchase Agreement, to file with the Securities and Exchange Commission, at or prior to the Closing, a registration statement on Form S-3 covering the resale as a secondary offering to be made on a continuous basis pursuant to Rule 415 of the Securities Act of the shares of Pinnacle Financial's common stock to be issued in connection with the Investment.

At the Closing, Pinnacle Financial, Pinnacle Bank and the other members of BHG will enter into an Amended and Restated Limited Liability Company Agreement of BHG that is currently expected to provide for, among other things, the following terms: (i) the inability of any member of BHG to transfer its ownership interest in BHG without the consent of the other members of BHG for five years, other than transfers to family members, trusts or affiliates of the transferring member, in connection with the acquisition of Pinnacle Financial or Pinnacle Bank or as a result of a change in applicable law that forces Pinnacle Financial and/or Pinnacle Bank to divest their ownership interests in BHG; (ii) the inability of the board of management of BHG (of which Pinnacle Financial and Pinnacle Bank shall have the right to designate two of the five members (the Pinnacle Managers)) to approve a sale of BHG without the consent of one of the Pinnacle Managers for four years; (iii) co-sale rights for Pinnacle Financial and Pinnacle Bank in the event the other members of BHG decide to sell all or a portion of their ownership interests after the above-described five-year limitation; and (iv) a right of first refusal for BHG and the other members of BHG in the event that Pinnacle Financial and/or Pinnacle Bank decide to sell all or a portion of their ownership interests after the above-described five-year limitation, except in connection with a transfer of their ownership interests to an affiliate or in connection with the acquisition of Pinnacle Financial or Pinnacle Bank.

Avenue Financial Holdings, Inc. (Avenue)

On January 28, 2016, Pinnacle Financial entered into an Agreement and Plan of Merger (the Merger Agreement) by and between Pinnacle Financial and Avenue, a publicly traded bank holding company, pursuant to which Avenue will merge with and into Pinnacle Financial, with Pinnacle Financial continuing as the surviving corporation (the Avenue Merger). The separate existence of Avenue shall cease to exist upon the effectiveness of the Avenue Merger. In connection with the execution of the Merger Agreement, Pinnacle Bank, and Avenue Bank, Avenue's wholly owned bank subsidiary, have entered into an Agreement and Plan of Merger pursuant to which Avenue Bank will merge with and into Pinnacle Bank simultaneously with the consummation of the Avenue Merger.

Pursuant to the terms of the Merger Agreement, upon consummation of the Avenue Merger each holder of Avenue common stock issued and outstanding, subject to certain exceptions, will be eligible to receive 0.36 shares of Pinnacle Financial's common stock and an amount in cash equal to $2.00 for each share of Avenue common stock owned by them at the effective time of the Avenue Merger. As of the date of the Merger Agreement, Avenue had 10,322,055 shares of common stock issued and outstanding (including shares of restricted stock) and 257,639 outstanding stock options, all of which are, or are expected to become, fully vested and exercisable prior to the closing of the Avenue Merger.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash will be paid in lieu of any fractional shares based on the average closing price of Pinnacle Financial's common stock for the ten (10) trading days ending on the business day immediately preceding the closing date of the Avenue Merger. Additionally, any outstanding options to purchase shares of common stock of Avenue that are not vested will be accelerated prior to, but conditioned on the occurrence of, the closing of the Avenue Merger and all options that are not exercised prior to the closing shall be cancelled and the holders of any such options shall receive an amount in cash equal to the product of (x) the excess, if any, of $20.00 over the exercise price of each such option and (y) the number of shares of Avenue common stock subject to each such option.

Pinnacle Financial will file a registration statement on Form S-4 with the Securities and Exchange Commission (the "SEC") with respect to the issuance of its common stock in connection with the Avenue Merger.

The proposed Avenue Merger is subject to the satisfaction of customary closing conditions, including obtaining approvals from applicable federal and state banking regulators and Avenue's shareholders. Additionally, the Merger Agreement contains certain termination rights that may require Avenue to pay Pinnacle Financial a termination fee of $8,000,000 under certain specified circumstances, including if Avenue terminates the Merger Agreement to enter into a definitive agreement for a transaction that its board of directors has determined is superior to the Avenue Merger.

In addition, upon consummation of the Avenue Merger, Pinnacle Financial will assume Avenue's obligations under its outstanding $20.0 million subordinated notes issued in December 2014 that mature in December 2024. These notes bear interest at a rate of 6.75% per annum until January 1, 2020 and may not be repaid prior to such date. Beginning on January 1, 2020, if not redeemed on such date, these notes will bear interest at a floating rate equal to the three-month LIBOR determined on the determination date of the applicable interest period plus 4.95%.

Note 2. Acquisitions and Intangibles

Acquisition – Mid-America Bancshares, Inc.  On November 30, 2007, we consummated a merger with Mid-America Bancshares, Inc. (Mid-America), a two-bank holding company located in Nashville, Tennessee. Pinnacle Financial recognized $9.4 million as a core deposit intangible. This identified intangible is being amortized over ten years using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable. For the years ended December 31, 2015, 2014, and 2013 approximately $825,000, $860,000, and $896,000, respectively, was recognized in the accompanying consolidated statement of operations as amortization of intangibles.  Amortization expense associated with this identified intangible will approximate $691,000 to $789,000 per year for the next two years.

Acquisition – Cavalry Bancorp, Inc.  On March 15, 2006, Pinnacle Financial consummated its merger with Cavalry, a one-bank holding company located in Murfreesboro, Tennessee. Pinnacle Financial recognized $13.2 million as a core deposit intangible.  This identified intangible was being amortized over seven years using an accelerated method which anticipated the life of the underlying deposits to which the intangible is attributable.  This intangible was fully amortized during the year ended December 31, 2013. For the year ended December 31, 2013, approximately $273,000 was recognized in the accompanying consolidated statements of operations as amortization of intangibles.

Acquisition - Beach & Gentry. During the third quarter of 2008, Pinnacle Bank acquired Murfreesboro, Tennessee based Beach & Gentry Insurance LLC (Beach & Gentry).  Concurrently, Beach & Gentry merged with Miller & Loughry Insurance & Services Inc., a wholly-owned subsidiary of Pinnacle Bank, also located in Murfreesboro. In connection with this acquisition, Pinnacle Financial recorded a customer list intangible of $1.3 million which is being amortized over 20 years on an accelerated basis. Amortization of this intangible amounted to $85,000, $91,000, and $97,000 respectively, during the years ended December 31, 2015, 2014 and 2013.

Acquisition - Bankers Healthcare Group, LLC. On February 1, 2015, Pinnacle Bank acquired a 30% interest in BHG for $75 million in cash. Pinnacle Bank accounts for this investment pursuant to the equity method for unconsolidated subsidiaries and will recognize its interest in BHG's profits and losses in noninterest income with corresponding adjustments to the BHG investment account. Additionally, Pinnacle Bank will not recognize any goodwill or other intangible asset associated with the transaction, however, it will recognize amortization expense associated with certain amounts related to BHG's customer list and data processing capabilities, which are components of the equity method investment. In connection with this acquisition, Pinnacle Bank borrowed $40 million from a national banking franchise pursuant to a loan agreement which required Pinnacle Financial and Pinnacle Bank to maintain certain financial covenants including minimum capital ratios, liquidity requirements and other matters. The loan had a 5-year maturity and bore interest at approximately 2.95% per annum. The loan was paid in full during the third quarter of 2015.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition - CapitalMark Bank & Trust. On July 31, 2015, Pinnacle Financial consummated its merger with CapitalMark. Pursuant to the terms of the Agreement and Plan of Merger dated as of April 7, 2015 by and among Pinnacle Financial, Pinnacle Bank, and CapitalMark (the CapitalMark Merger Agreement), CapitalMark merged with and into Pinnacle Bank, with Pinnacle Bank continuing as the surviving corporation (the CapitalMark Merger).
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
With this acquisition, Pinnacle Financial expanded its presence in the East Tennessee region by expanding into the Chattanooga MSA and surrounding counties. Pinnacle Financial believes that cost savings will be recognized in future periods through the elimination of redundant operations. The following summarizes consideration paid and a preliminary allocation of purchase price to net assets acquired (in thousands):

	Number of Shares	Amount
Equity consideration:
Common stock issued	3,306,184	$175,525
Fair value of stock options assumed		30,430
Total equity consideration		$205,955

Non-equity consideration - Cash		$19,675
Total consideration paid		$225,630

Allocation of total consideration paid:
Preliminary fair value of net assets assumed including estimated identifiable intangible assets		$67,626
Goodwill		$158,004

    Goodwill originating from the CapitalMark Merger resulted primarily from anticipated synergies arising from the combination of certain operational areas of the businesses as well as the purchase premium inherent in buying a complete and successful banking operation. Goodwill associated with the CapitalMark Merger is not amortizable for book or tax purposes. Upon consummation of the CapitalMark Merger, Pinnacle began the process of integrating CapitalMark into Pinnacle, including centralizing some back-office functions, relocating a senior credit officer from the Nashville MSA to the Chattanooga MSA and realigning the Knoxville MSA CapitalMark offices in the existing Pinnacle reporting structure.  As a result, the stand-alone impact for CapitalMark revenues and net income cannot be determined.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquisition - Magna Bank. On September 1, 2015, Pinnacle Financial consummated its merger with Magna. Pursuant to the terms of the Agreement and Plan of Merger dated as of April 28, 2015 by and among Pinnacle Financial, Pinnacle Bank and Magna (the Magna Merger Agreement), Magna merged with and into Pinnacle Bank, with Pinnacle Bank continuing as the surviving corporation (the Magna Merger and together with the CapitalMark Merger, the Mergers).
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

In total, Magna common shareholders (including holders of shares of Magna's common stock issued automatically upon conversion of Magna's Series D preferred stock immediately prior to the effective time of the Magna Merger) had approximately 75% of their shares of Magna common stock as of the effective time of the Merger (including shares of Magna's common stock issued automatically upon conversion of Magna's Series D preferred stock immediately prior to the effective time of the Merger) converted into shares of common stock of the Company and approximately 25% of their shares converted into cash. As a result, Pinnacle Financial issued approximately 1.4 million shares of its common stock and paid approximately $19.5 million in cash (including payments related to fractional shares) to the Magna shareholders. Additionally, at the time of the Magna Merger there were 139,417 unexercised stock options that were exchanged for cash equal to $14.32 less the respective exercise price. This consideration totaled approximately $847,000, including all applicable payroll taxes.
With this acquisition, Pinnacle Financial expanded its presence in the Memphis MSA. Pinnacle Financial believes that cost savings will be recognized in future periods through the elimination of redundant operations. The following summarizes consideration paid and a preliminary allocation of purchase price to net assets acquired (in thousands):

	Number of Shares	Amount
Equity consideration:
Common stock issued	1,371,717	$63,538
Total equity consideration		$63,538

Non-equity consideration:
Cash paid to redeem common stock		$19,453
Cash paid to exchange outstanding stock options		847
Total consideration paid		$83,838

Allocation of total consideration paid:
Fair value of net assets assumed including estimated identifiable intangible assets		51,872
Goodwill		31,966
Goodwill originating from the Magna Merger resulted primarily from anticipated synergies arising from the combination of certain operational areas of the businesses as well as the purchase premium inherent in buying a complete and successful banking operation. Goodwill associated with the Magna Merger is not amortizable for book or tax purposes. Similar to the CapitalMark Merger, upon consummation of the Magna Merger, Pinnacle began the process of integrating Magna into Pinnacle in the Memphis MSA. Further, the technology conversion of the Magna Merger was completed in early November 2015 and as such, the stand-alone impact for Magna revenues and net income cannot be determined.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pinnacle Financial accounted for the Mergers under the acquisition method in accordance with ASC Topic 805. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of merger. The following purchase price allocations on the mergers are preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities. Upon receipt of final fair value estimates, which must be within one year of the merger dates, Pinnacle Financial will make any final adjustments to the purchase price allocation and prospectively adjust any goodwill recorded. Material adjustments to merger date estimated fair values would be calculated as if they were known at the acquisition date, but recognized in the reporting period in which they are determined. Information regarding Pinnacle Financial's loan discount and related deferred tax asset, core deposit intangible asset and related deferred tax liability, as well as income taxes payable and the related deferred tax balances recorded in the mergers may be adjusted as Pinnacle Financial refines its estimates. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the merger. Pinnacle Financial may incur losses on the acquired loans that are materially different from losses Pinnacle Financial originally projected.
The acquired assets and liabilities, as well as the preliminary adjustments to record the assets and liabilities at their estimated fair values, are presented in the following tables (in thousands):
CapitalMark
	As of July 31, 2015
	CapitalMark Historical Cost Basis	Preliminary Fair Value Adjustments	As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$28,021	$-	$28,021
Investment securities(1)	150,799	(399)	150,400
Loans, net of allowance for loan losses(2)	880,115	(22,806)	857,309
Mortgage loans held for sale	1,791	-	1,791
Other real estate owned	1,728	-	1,728
Core deposit intangible(3)	-	6,193	6,193
Other assets	37,252	6,966	44,218
Total Assets	$1,099,706	$(10,046)	$1,089,660

Liabilities
Interest-bearing deposits(4)	$758,492	$891	$759,383
Non-interest bearing deposits	193,798	-	193,798
Borrowings(5)	32,874	228	33,102
Other liabilities	35,751	-	35,751
Total Liabilities	$1,020,915	$1,119	$1,022,034
Net Assets Acquired	$78,791	$(11,165)	$67,626

Explanation of certain fair value adjustments:
(1)	The amount represents the adjustment of the book value of CapitalMark's investment securities to their estimated fair value on the date of acquisition.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Magna
	As of September 1, 2015
	Magna Historical Cost Basis	Preliminary Fair Value Adjustments	As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$17,832	$-	$17,832
Investment securities(1)	60,018	(280)	59,738
Loans(2)	453,108	(11,186)	441,922
Mortgage loans held for sale	18,886	-	18,886
Other real estate owned(3)	1,471	139	1,610
Core deposit intangible(4)	-	3,170	3,170
Other assets(5)	32,974	4,143	37,117
Total Assets	$584,289	$(4,014)	$580,275

Liabilities
Interest-bearing deposits(6)	$402,535	$1,268	$403,803
Non-interest bearing deposits	48,851	-	48,851
Borrowings(7)	46,900	506	47,406
Other liabilities	28,343	-	28,343
Total Liabilities	$526,629	$1,774	$528,403
Net Assets Acquired	$57,660	$(5,788)	$51,872

Explanation of certain fair value adjustments:
(1)	The amount represents the adjustment of the book value of Magna's investment securities to their estimated fair value on the date of acquisition.
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Equity method investment

A summary of BHG's financial position and results of operations as of and for the year ended December 31, 2015 were as follows (in thousands):

Banker's Healthcare Group
($ in thousands)
December 31, 2015

Assets	$220,578

Liabilities	137,147
Membership interests	83,431
Total liabilities and membership	$220,578

For the year ended
December 31, 2015

Revenues	$144,772
Net income, pre-tax	$77,748

In connection with the BHG acquisition, Pinnacle Bank borrowed $40 million pursuant to a loan agreement which required Pinnacle Financial and Pinnacle Bank to maintain certain financial covenants including minimum capital ratios, liquidity requirements and other non-financial covenants. The loan had a 5-year maturity and borrowings bore interest at approximately 2.95% per annum. This loan was paid in full during the third quarter of 2015.

In the first quarter of 2016, Pinnacle Financial and Pinnacle Bank announced that they would collectively acquire an additional 19% interest in BHG. This investment primarily serves to increase Pinnacle Financial's and Pinnacle Bank's noninterest income. Because Pinnacle Financial's and Pinnacle Bank's collective ownership interest will remain a minority interest and BHG has been determined to be a voting interest entity of which Pinnacle Financial will control two of five board seats upon the closing of the investment, the accounting treatment for this investment will remain unchanged.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Restricted Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At our option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2015 and 2014, the average daily balance maintained at the Federal Reserve was approximately $134.3 million and $113.2 million, respectively.

Note 5.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2015 and 2014 are summarized as follows (in thousands):

December 31, 2015:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S Treasury Securities	$-	$-	$-	$-
U.S. Government agency securities	131,499	3	3,309	128,193
Mortgage-backed securities	581,998	5,948	5,030	582,916
State and municipal securities	158,072	7,094	124	165,042
Asset-backed securities	49,598	8	805	48,801
Corporate notes	9,541	589	17	10,113
	$930,708	$13,642	$9,285	$935,065
Securities held-to-maturity:
State and municipal securities	31,377	257	48	31,586
	$31,377	$257	$48	$31,586
December 31, 2014:
Securities available-for-sale:
U.S Treasury Securities	$-	$-	$-	$-
U.S. Government agency securities	117,098	12	3,654	113,456
Mortgage-backed securities	447,757	10,322	2,240	455,839
State and municipal securities	130,545	8,213	180	138,578
Asset-backed securities	13,089	14	85	13,018
Corporate notes	10,196	969	2	11,163
	$718,685	$19,530	$6,161	$732,054
Securities held-to-maturity:
State and municipal securities	38,676	205	92	38,789
	$38,676	$205	$92	$38,789

At December 31, 2015, approximately $770.0 million of Pinnacle Financial's investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

The amortized cost and fair value of securities as of December 31, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,133	$6,170	$1,072	$1,074
Due in one year to five years	32,461	34,574	8,643	8,686
Due in five years to ten years	194,439	196,685	12,804	12,920
Due after ten years	66,079	65,919	8,858	8,906
Mortgage-backed securities	581,998	582,916	-	-
Asset-backed securities	49,598	48,801	-	-
	$930,708	$935,065	$31,377	$31,586

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 and 2014, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2015:
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	61,903	1,702	65,538	1,607	127,441	3,309
Mortgage-backed securities	338,230	2,789	103,003	2,241	441,233	5,030
State and municipal securities	6,509	38	6,135	134	12,644	172
Asset-backed securities	41,466	798	3,539	7	45,005	805
Corporate notes	2,554	17	-	-	2,554	17
Total temporarily-impaired securities	$450,662	$5,344	$178,215	$3,989	$628,877	$9,333

At December 31, 2014:
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	3,593	10	103,658	3,644	107,251	3,654
Mortgage-backed securities	91,410	405	102,892	1,835	194,302	2,240
State and municipal securities	3,561	15	16,502	257	20,063	272
Asset-backed securities	-	-	9,289	85	9,289	85
Corporate notes	950	1	154	1	1,104	2
Total temporarily-impaired securities	$99,514	$431	$232,495	$5,822	$332,009	$6,253

The applicable date for determining when securities are in an unrealized loss position is December 31, 2015 and 2014.  As such, it is possible that a security had a market value less than its amortized cost on other days during the twelve-month periods ended December 31, 2015 and 2014, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the table above, at December 31, 2015 and 2014 , Pinnacle Financial had unrealized losses of $9.3 million and $6.3 million on $628.9 million and $332.0 million, respectively, of investment securities. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.  Because Pinnacle Financial currently does not intend to sell these securities and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, available-for-sale securities of $189.0 million were sold and a net gain of $552,000 realized during the year ended December 31, 2015. The investment portfolios of our acquired institutions were restructured in accordance with our asset liability policies. Of the $189.0 million in available-for-sale securities sold during the year ended December 31, 2015, $75.4 million and $16.3 million of the securities were sold to restructure the acquired portfolios of CapitalMark and Magna, respectively. As this restructuring was performed immediately following the transactions using Day 1 Fair Values, no gain or loss was recorded on these transactions.

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

Note 6.  Loans and Allowance for Loan Losses

For financial reporting purposes, Pinnacle Financial classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed with the FDIC.

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

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-impaired or doubtful-impaired.  Pass-rated loans include five distinct ratings categories for loans that represent specific attributes. Pinnacle Financial believes that its categories follow those outlined by Pinnacle Bank's primary regulators.  At December 31, 2015, approximately 75% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

Risk ratings are subject to continual review by a financial advisor and a senior credit officer. At least annually, our credit policy requires that every risk rated loan with a principal balance of $500,000 or more be subject to a formal credit risk review process. Each loan's risk rating is also subject to review by our independent loan review department, which reviews a substantial portion of our risk rated portfolio annually.  Included in the coverage are independent loan reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table outlines the amount of each loan classification categorized into each risk rating category as of December 31, 2015 and 2014 (in thousands):

December 31, 2015	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Accruing loans:
Pass	$2,217,639	$1,020,239	$732,662	$2,143,006	$239,874	$6,353,420
Special Mention	18,162	1,894	1,133	26,037	118	47,344
Substandard (1)	33,638	11,346	6,295	53,671	74	105,024
Total	2,269,439	1,033,479	740,090	2,222,714	240,066	6,505,788
Impaired loans:
Nonaccruing loans
Substandard-nonaccrual	5,819	9,344	7,607	1,591	4,902	29,263
Doubtful-nonaccrual	2	2	-	92	-	96
Total nonaccruing loans(3)	5,821	9,346	7,607	1,683	4,902	29,359
Troubled debt restructurings(2)
Pass	223	409	-	553	28	1,213
Special Mention	-	422	-	-	-	422
Substandard	-	2,861	-	3,592	-	6,453
Total troubled debt restructurings	223	3,692	-	4,145	28	8,088
Total impaired loans	6,044	13,038	7,607	5,828	4,930	37,447
Total loans	$2,275,483	$1,046,517	$747,697	$2,228,542	$244,996	$6,543,235

December 31, 2014
Accruing loans:
Pass	$1,510,718	$697,607	$295,645	$1,704,910	$216,155	$4,425,035
Special Mention	7,353	2,536	15,215	31,733	-	56,837
Substandard (1)	21,707	12,631	5,997	42,704	-	83,039
Total	1,539,778	712,774	316,857	1,779,347	216,155	4,564,911
Impaired loans:
Nonaccruing loans
Substandard-nonaccrual	4,313	4,458	5,173	1,609	1,152	16,705
Doubtful-nonaccrual	-	-	-	-	-	-
Total nonaccruing loans	4,313	4,458	5,173	1,609	1,152	16,705
Troubled debt restructurings(2)
Pass	-	62	436	575	75	1,148
Special Mention	-	811	-	-	200	1,011
Substandard	-	3,053	-	3,198	-	6,251
Total troubled debt restructurings	-	3,926	436	3,773	275	8,410
Total impaired loans	4,313	8,384	5,609	5,382	1,427	25,115
Total loans	$1,544,091	$721,158	$322,466	$1,784,729	$217,582	$4,590,026

(1)	Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of substandard nonperforming loans and substandard troubled debt restructurings. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $105.0 million at December 31, 2015, compared to $83.0 million at December 31, 2014.
(2)	Troubled debt restructurings are presented as an impaired loan; however, they continue to accrue interest at contractual rates.
(3)	Included in nonaccrual loans at December 31, 2015 are $12.1 million in loans acquired with deteriorated credit quality.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015 and 2014, all loans classified as nonaccrual were deemed to be impaired. The principal balances of these nonaccrual loans amounted to $29.4 million and $16.7 million at December 31, 2015 and 2014, respectively, and are included in the table above.  For the twelve months ended December 31, 2015, the average balance of nonaccrual loans was $21.6 million as compared to $17.5 million for the twelve months ended December 31, 2014.  Pinnacle Financial's policy is that the discontinuation of the accrual of interest income will occur when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date the above mentioned loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these nonaccruing loans been on accruing status, interest income would have been higher by $2.3 million, $636,000 and $375,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Our purchased loans were recorded at fair value upon acquisition. Subsequently these portfolios are subject to additional allowance or provisioning charges in the event there is evidence of credit deterioration. The table below details the two subsections of the purchased loans by loan classification into each risk rating category as of December 31, 2015 (in thousands):
	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Fair Value Adjustment	Net total purchased loans
December 31, 2015
Gross contractual accruing loans
Pass	$464,665	$274,529	$189,880	$247,509	$14,424	$(22,743)	$1,168,264
Special Mention	4,945	1,896	1,175	5,669	974	(666)	13,993
Substandard	5,098	147	2,635	826	76	(364)	8,418
Total	474,708	276,572	193,690	254,004	15,474	(23,773)	1,190,675
Gross contractual impaired loans(1)
Nonaccrual loans
Substandard-nonaccrual	4,847	4,599	4,748	2,122	-	(3,581)	12,735
Doubtful-nonaccrual	-	-	-	-	-	-	-
Total nonaccrual loans	4,847	4,599	4,748	2,122	-	(3,581)	12,735
Total gross contractual purchased impaired loans	4,847	4,599	4,748	2,122	-	(3,581)	12,735
Total gross contractual purchased loans	$479,555	$281,171	$198,438	$256,126	$15,474	$(27,354)	$1,203,410

(1)
All of the purchased impaired loans have been deemed to be collateral dependent and as such were placed on nonaccrual. As such, no accretable difference has been recorded on these loans. Additionally, approximately $601,000 of purchased loans which were not deemed impaired upon acquisition have subsequently migrated to nonaccrual status and are included in this line item.

The following table provides a rollforward of purchase credit impaired loans from acquisition date through December 31, 2015 (in thousands):

	Gross Contractual Receivable	Accretable Yield	Nonaccretable Yield	Carrying Value

Acquisition date	$19,937	$-	$(5,098)	$14,839
Year-to-date settlements	(4,385)	-	1,560	(2,825)
Additional fundings	117	-	-	117
December 31, 2015	$15,669	$-	$(3,538)	$12,131

These loans have been deemed to be collateral dependent and as such, no accretable yield has been recorded for these loans. At the date of acquisition, the Day 1 Fair Value represents the carrying value. The carrying value is adjusted for additional draws, pursuant to contractual arrangements, offset by loan paydowns. Year-to-date settlements include both loans that were charged-off as well as loans that were paid off, typically as a result of refinancings at other institutions.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the recorded investment, unpaid principal balance and related allowance and average recorded investment of our nonaccrual loans at December 31, 2015, 2014 and 2013 by loan classification and the amount of interest income recognized on a cash basis throughout the year-to-date period then ended, respectively, on these loans that remain on the balance sheets (in thousands):

	At December 31, 2015			For the year ended December 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$4,411	$5,659	$-	$2,253	$-
Consumer real estate – mortgage	5,596	6,242	-	3,067	-
Construction and land development	7,531	7,883	-	4,317	308
Commercial and industrial	1,420	3,151	-	1,527	-
Consumer and other	-	-	-	-	-
Total	$18,958	$22,935	$-	$11,164	$308

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,410	$1,661	$20	$1,466	$-
Consumer real estate – mortgage	3,750	4,098	616	3,815	-
Construction and land development	76	125	12	87	-
Commercial and industrial	263	281	19	168	-
Consumer and other	4,902	5,341	3,002	4,913	-
Total	$10,401	$11,506	$3,669	$10,449	$-

Total Nonaccrual Loans	$29,359	$34,441	$3,669	$21,613	$308

	At December 31, 2014			For the year ended December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$2,422	$2,641	$-	$2,624	$-
Consumer real estate – mortgage	1,472	1,901	-	1,552	-
Construction and land development	4,810	4,810	-	5,016	256
Commercial and industrial	1,325	1,804	-	1,561	-
Consumer and other	-	-	-	-	-
Total	$10,029	$11,156	$-	$10,753	$256

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,891	$2,107	$108	$1,958	$-
Consumer real estate – mortgage	2,986	3,205	654	3,080	-
Construction and land development	363	406	79	384	-
Commercial and industrial	284	294	62	316	-
Consumer and other	1,152	1,184	252	972	-
Total	$6,676	$7,196	$1,155	$6,710	$-

Total Nonaccrual Loans	$16,705	$18,352	$1,155	$17,463	$256

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2013			For the year ended December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$7,035	$7,481	$-	$6,522	$-
Consumer real estate – mortgage	2,162	2,209	-	2,234	-
Construction and land development	545	545	-	938	-
Commercial and industrial	1,828	1,901	-	3,911	-
Consumer and other	-	-	-	-	-
Total	$11,570	$12,136	$-	$13,605	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,982	$2,166	$142	$2,448	$-
Consumer real estate – mortgage	3,127	3,334	722	3,405	-
Construction and land development	525	609	33	568	-
Commercial and industrial	737	1,029	218	1,216	-
Consumer and other	242	252	72	242	-
Total	$6,613	$7,390	$1,187	$7,879	$-

Total Nonaccrual Loans	$18,183	$19,526	$1,187	$21,484	$-
(1)	Collateral dependent loans are typically charged-off to their net realizable value and no specific allowance is carried related to those loans.

Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized approximately $308,000 and $256,000 in interest income from cash payments received on nonaccrual loans during the years ended December 31, 2015 and 2014, respectively. No interest income from cash payments received on nonaccrual loans was recognized in the year ended December 31, 2013.

At December 31, 2015 and 2014, there were $8.1 million and $8.4 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which are accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the amount of each troubled debt restructuring by loan classification made during the years ended December 31, 2015, 2014 and 2013 (in thousands):

December 31, 2015	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	1	$223	$185
Consumer real estate – mortgage	-	-	-
Construction and land development	-	-	-
Commercial and industrial	1	434	337
Consumer and other	-	-	-
	2	$657	$522
December 31, 2014
Commercial real estate – mortgage	-	$-	$-
Consumer real estate – mortgage	1	47	38
Construction and land development	1	436	403
Commercial and industrial	10	3,628	2,646
Consumer and other	-	-	-
	12	$4,111	$3,087
December 31, 2013
Commercial real estate – mortgage	-	$-	$-
Consumer real estate – mortgage	1	500	427
Construction and land development	1	56	49
Commercial and industrial	2	1,750	1,535
Consumer and other	2	277	243
	6	$2,583	$2,254

     During the years ended December 31, 2015 and December 31, 2014, Pinnacle Financial had no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring. During the year ended December 31, 2013, Pinnacle Financial had one consumer loan totaling $480,000 which was previously classified as a troubled debt restructuring that subsequently defaulted within twelve months of restructuring.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2015 with the comparative exposures for December 31, 2014 (in thousands):

	At December 31, 2015
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2014

Lessors of nonresidential buildings	$837,817	$240,394	$1,078,211	$572,620
Lessors of residential buildings	348,255	152,011	500,266	335,399

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents past due balances at December 31, 2015 and 2014, by loan classification and segment allocated between performing and nonperforming status (in thousands):

December 31, 2015	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Nonperforming(1)	Current and performing	Total Loans
Commercial real estate:
Owner-occupied	$-	$-	$-	$5,103	$1,078,394	$1,083,497
All other	-	-	-	718	1,191,268	1,191,986
Consumer real estate – mortgage	6,380	1,396	7,776	9,346	1,029,395	1,046,517
Construction and land development	309	-	309	7,607	739,781	747,697
Commercial and industrial	4,798	-	4,798	1,683	2,222,061	2,228,542
Consumer and other	6,721	373	7,094	4,902	233,000	244,996
	$18,208	$1,769	$19,977	$29,359	$6,493,899	$6,543,235

December 31, 2014
Commercial real estate:
Owner-occupied	$-	$-	$-	$4,313	$760,207	$764,520
All other	2,232	-	2,232	-	777,339	779,571
Consumer real estate – mortgage	2,391	146	2,537	4,458	714,163	721,158
Construction and land development	421	-	421	5,173	316,872	322,466
Commercial and industrial	3,431	5	3,436	1,609	1,779,684	1,784,729
Consumer and other	9,532	172	9,704	1,152	206,727	217,583
	$18,007	$323	$18,330	$16,705	$4,554,992	$4,590,027

(1)	Approximately $19.0 million and $10.2 million of nonaccrual loans as of December 31, 2015 and 2014, respectively, are currently performing pursuant to their contractual terms.

The following table shows the allowance allocation by loan classification for accruing and nonperforming loans at December 31, 2015 and 2014 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Commercial real estate –mortgage	$15,452	$22,094	$20	$108	$41	$-	$15,513	$22,202
Consumer real estate – mortgage	6,109	3,963	616	654	495	807	7,220	5,424
Construction and land development	2,891	5,555	12	79	-	90	2,903	5,724
Commercial and industrial	22,669	28,329	19	62	955	776	23,643	29,167
Consumer and other	12,609	1,261	3,002	252	5	57	15,616	1,570
Unallocated	-	-	-	-	-	-	537	3,272
	$59,730	$61,202	$3,669	$1,155	$1,496	$1,730	$65,432	$67,359

(1)	Troubled debt restructurings of $8.1 million and $8.4 million as of December 31, 2015 and 2014, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the changes in the allowance for loan losses from December 31, 2012 to December 31, 2013 to December 31, 2014 to December 31, 2015 by loan classification and the allocation of allowance for loan losses (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2012	$19,634	$8,762	$9,164	$24,738	$1,094	$6,025	$69,417
Charged-off loans	(4,123)	(2,250)	(1,351)	(8,159)	(1,369)	-	(17,252)
Recovery of previously charged-off loans	500	1,209	1,464	4,531	244	-	7,948
Provision for loan losses	5,361	634	(2,042)	4,024	1,663	(1,783)	7,857
Balance at December 31, 2013	$21,372	$8,355	$7,235	$25,134	$1,632	$4,242	$67,970

Collectively evaluated for impairment	$19,298	$7,090	$7,186	$24,660	$1,521		$59,755
Individually evaluated for impairment	2,074	1,265	49	474	111		3,973
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2013	$21,372	$8,355	$7,235	$25,134	$1,632		$67,970

Loans:
Collectively evaluated for impairment	$1,360,965	$686,343	$315,008	$1,601,162	$143,186		$4,106,664
Individually evaluated for impairment	22,470	9,273	1,183	4,385	518		37,829
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2013	$1,383,435	$695,616	$316,191	$1,605,547	$143,704		$4,144,493

Allowance for Loan Losses:
Balance at December 31, 2013	$21,372	$8,355	$7,235	$25,134	$1,632	$4,242	$67,970
Charged-off loans	(875)	(1,621)	(301)	(3,095)	(1,811)	-	(7,703)
Recovery of previously charged-off loans	538	671	277	1,484	487	-	3,457
Provision for loan losses	1,167	(1,981)	(1,487)	5,644	1,262	(970)	3,635
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570	$3,272	$67,359

Collectively evaluated for impairment	$22,094	$3,963	$5,555	$28,329	$1,261		$61,202
Individually evaluated for impairment	108	1,461	169	838	309		2,885
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570		$67,359

Loans:
Collectively evaluated for impairment	$1,539,778	$712,774	$316,857	$1,779,347	$216,155		$4,564,911
Individually evaluated for impairment	4,313	8,384	5,609	5,382	1,428		25,116
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2014	$1,544,091	$721,158	$322,466	$1,784,729	$217,583		$4,590,027

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570	$3,272	$67,359
Charged-off loans	(384)	(365)	(190)	(2,207)	(18,002)	-	(21,148)
Recovery of previously charged-off loans	85	874	1,479	1,730	5,865	-	10,033
Provision for loan losses	(6,390)	1,287	(4,110)	(5,047)	26,183	(2,735)	9,188
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616	$537	$65,432

Collectively evaluated for impairment	$15,452	$6,109	$2,891	$22,669	$12,609		$59,730
Individually evaluated for impairment	61	1,111	12	974	3,007		5,165
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616		$65,432

Loans:
Collectively evaluated for impairment	$2,269,439	$1,033,479	$740,090	$2,222,714	$240,066		$6,505,788
Individually evaluated for impairment	2,420	8,986	3,689	5,288	4,930		25,313
Loans acquired with deteriorated credit quality	3,624	4,052	3,918	540	-		12,134
Balance at December 31, 2015	$2,275,483	$1,046,517	$747,697	$2,228,542	$244,996		$6,543,235

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

At December 31, 2015, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $14.5 million to current directors, executive officers, and their related entities, of which $11.4 million had been drawn upon.  At December 31, 2014, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $6.4 million to directors, executive officers, and their related entities, of which approximately $2.9 million had been drawn upon.  These loans and extensions of credit were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Pinnacle Bank and did not involve more than the normal risk of collectability or present other unfavorable features. None of these loans to directors, executive officers, and their related entities were impaired at December 31, 2015 or 2014.

Residential Lending

At December 31, 2015, Pinnacle Financial had approximately $47.9 million of mortgage loans held-for-sale compared to approximately $14.0 million at December 31, 2014. Total loan volumes sold during the year ended December 31, 2015 were approximately $519.1 million compared to approximately $335.6 million for the year ended December 31, 2014. During the year ended December 31, 2015, Pinnacle Financial recognized $7.7 million in gains on the sale of these loans, net of commissions paid, compared to $5.6 million and $6.2 million, respectively, during the years ended December 31, 2014 and 2013.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7. Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are recorded at the lower of cost or market in "Other assets" on Pinnacle Financial's consolidated balance sheets and are amortized over the remaining life of the loans and written off when a mortgage loan prepays prior to maturity. The financial data included herein reflects the impact of the Mergers beginning on the respective acquisition dates and are subject to future refinements to Pinnacle Financial's purchase accounting adjustments.  Mortgage servicing rights had the following carrying values as of December 31, 2015 (in thousands):

	2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$6,802	$(390)	$6,412

The following table provides a detail of changes in the mortgage servicing right from September 1, 2015, the closing date of the Magna Merger, to December 31, 2015:

Residential
Beginning balance acquired in Magna Merger	$6,641
Add: Capitalized MSRs	161
Less: Amortization	(390)
Ending balance	$6,412

Income and expense associated with these MSRs, which includes servicing fees, late charges, guarantee fees and loan payoff interest, is recorded on a cash basis which approximates income as would be recorded on a U.S. GAAP basis. The following table summarizes the net servicing fee income and expense for the year ended December 31, 2015 (in thousands):

Residential
Gross servicing fees	$1,090
Late charges and other ancillary revenue	160
Gross servicing revenue	$1,250

Servicing asset amortization	$386
Guaranty fees and loan pay-off interest	9
Other servicing expenses	51
Gross servicing expenses	$446
Net servicing fee income	$804

        In the first quarter of 2016, Pinnacle entered into a letter of intent to sell the servicing rights to approximately $830 million Fannie Mae mortgage loans in a transaction expected to be completed in the second quarter of 2016. Pinnacle Financial does not anticipate the sale of this servicing portfolio to have a material impact on its financial condition or its results of operations.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Premises and Equipment and Lease Commitments

Premises and equipment at December 31, 2015 and 2014 are summarized as follows (in thousands):

	Range of Useful Lives	2015	2014
Land	Not applicable	$19,848	$19,829
Buildings	15 to 30 years	60,218	50,458
Leasehold improvements	15 to 20 years	22,485	21,589
Furniture and equipment	3 to 15 years	56,139	51,973
		158,690	143,849
Accumulated depreciation and amortization		(80,766)	(72,273)
		$77,924	$71,576

Depreciation and amortization expense was approximately $8.5 million, $5.1 million, and $6.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities. Rent expense related to these leases for 2015, 2014 and 2013 totaled $5.9 million, $4.9 million and $4.4 million, respectively. At December 31, 2015, the approximate future minimum lease payments due under the aforementioned operating leases for their base term are as follows (in thousands):

2016	$6,007
2017	5,043
2018	4,294
2019	4,247
2020	4,225
Thereafter	26,132
$49,948

Note 9.  Deposits

At December 31, 2015, the scheduled maturities of time deposits are as follows (in thousands):

2016	$538,423
2017	87,765
2018	23,123
2019	15,313
2020	21,176
Thereafter	4,250
$690,050

Additionally, at December 31, 2015 and 2014, approximately $278.3 million and $112.6 million, respectively, of time deposits had been issued in denominations of $250,000 or greater.

At December 31, 2015 and 2014, Pinnacle Financial had $1.5 million and $922,000, respectively, of deposit accounts in overdraft status that have been reclassified to loans on the accompanying consolidated balance sheets.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Federal Home Loan Bank Advances

Pinnacle Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist Pinnacle Bank in the funding of its home mortgage and commercial real estate loan portfolios.  Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, certain qualifying commercial mortgage loans with an aggregate carrying value of approximately $1.7 billion as collateral under the borrowing agreements with the FHLB.

At December 31, 2015 and 2014, Pinnacle Financial had received advances from the FHLB totaling $300.3 million and $195.4 million, respectively. Pinnacle Financial  recorded FHLB advances received in conjunction with the acquisitions of CapitalMark and Magna. However, these advances were redeemed at the time of acquisition resulting in no on-going impact to Pinnacle Financial as the Day 1 fair value adjustment offset against the cost to redeem these advances. Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with previous acquisitions. At December 31, 2015, there was no remaining discount. The remaining discount was $91,000 at December 31, 2014. At December 31, 2015, the scheduled maturities of these advances and interest rates are as follows (in thousands):

	Scheduled Maturities	Weighted average interest rates

2016	$300,000	0.50%
2017	-	0.00%
2018	4	2.00%
2019	-	0.00%
2020	236	2.25%
Thereafter	65	3.03%
	$300,305
Weighted average interest rate		0.50%

During 2013, Pinnacle Bank restructured approximately $35.0 million of FHLB advances to reduce its ongoing funding costs.  This restructuring was undertaken to reduce the weighted average interest rates on those FHLB advances from 1.79%, which was significantly higher than the rate for replacement funding. Other than the interest rates, the terms of the replacement advances are similar to those of the advances restructured.  This restructuring resulted in a one-time charge of $877,000 during the first quarter of 2013. No restructuring of FHLB advances occurred during the years ended December 31, 2014 or December 31, 2015.

At December 31, 2015, Pinnacle Bank had accommodations which allow it to borrow from the Federal Reserve Bank of Atlanta's discount window and purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates.  These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month.  At December 31, 2015, there was no balance owed to the Federal Reserve Bank or other correspondents under these agreements. At December 31, 2015, Pinnacle Bank had approximately $2.1 billion in additional borrowing capacity with the FHLB, the Federal Reserve Bank discount window, and other correspondent banks with whom Pinnacle Bank has arranged lines of credit.  At December 31, 2015, Pinnacle Bank was not carrying any balances with the Federal Reserve Bank discount window or correspondent banks under these arrangements and was carrying a balance of $300.3 million with the FHLB.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Investments in Affiliated Companies and Subordinated Debt

Beginning on December 29, 2003, Pinnacle Financial established Trusts that were created for the exclusive purpose of issuing 30-year capital trust preferred securities and used the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures. The $2,476,000 investment in the Trusts is included in other assets in the accompanying consolidated balance sheets and the $82,476,000 obligation is reflected as subordinated debt. The details of the Trusts established are as follows:

	Date Established	Maturity	Common Securities	Trust Preferred Securities	Floating Interest Rate	Interest Rate at December 31, 2015
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.33%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	2.00%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	2.26%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.36%

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

Under current Federal Reserve capital adequacy guidelines, the Trust Preferred Securities are treated as Tier I capital.

Combined summary financial information for the Trusts follows (in thousands):

Combined Summary Balance Sheets
	December 31, 2015	December 31, 2014
Asset – Investment in subordinated debentures issued by Pinnacle Financial	$82,476	$82,476

Liabilities	$-	$-

Stockholder's equity – Trust preferred securities	80,000	80,000
Common securities (100% owned by Pinnacle Financial)	2,476	2,476
Total stockholder's equity	82,476	82,476
Total liabilities and stockholder's equity	$82,476	$82,476

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Summary Income Statements
	Year ended December 31,
	2015	2014	2013
Income – Interest income from subordinated debentures issued by Pinnacle Financial	$2,068	$2,020	$2,057
Net Income	$2,068	$2,020	$2,057

Combined Summary Statements of Stockholder's Equity
	Trust Preferred Securities	Total Common Stock	Retained Earnings	Stockholder's Equity
Balances, December 31, 2012	$80,000	$2,476	$-	$82,476
Net income	-	-	2,057	2,057
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(1,995)	(1,995)
Common- paid to Pinnacle Financial	-	-	(62)	(62)
Balances, December 31, 2013	$80,000	$2,476	$-	$82,476
Net income	-	-	2,020	2,020
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(1,957)	(1,957)
Common- paid to Pinnacle Financial	-	-	(63)	(63)
Balances, December 31, 2014	$80,000	$2,476	$-	$82,476
Net income	-	-	2,068	2,068
Issuance of trust preferred securities	-	-	-	-
Dividends:
Trust preferred securities	-	-	(2,006)	(2,006)
Common- paid to Pinnacle Financial	-	-	(62)	(62)
Balances, December 31, 2015	$80,000	$2,476	$-	$82,476

Note 12.  Income Taxes

 Income tax expense (benefit) attributable to continuing operations for each of the years ended December 31 is as follows (in thousands):

	2015	2014	2013
Current tax expense :
Federal	$41,721	$34,068	$26,317
State	48	719	-
Total current tax expense	$41,769	34,787	26,317
Deferred tax expense (benefit):
Federal	4,963	(1,260)	240
State	857	1,655	1,601
Total deferred tax expense (benefit)	5,820	395	1,841
Total income tax expense	$47,589	$35,182	$28,158

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle Financial's income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 35% to income (loss) before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2015 is as follows (in thousands):

	2015	2014	2013

Income tax expense at statutory rate	$50,084	$36,978	$30,059
State excise tax expense, net of federal tax effect	588	1,827	1,601
Tax-exempt securities	(2,543)	(2,675)	(2,603)
Federal tax credits	-	-	-
Bank owned life insurance	(892)	(849)	(740)
Insurance premiums	(306)	(401)	(349)
Change in uncertain tax positions	-	392	-
Other items	658	(90)	190
Income tax expense	$47,589	$35,182	$28,158

Pinnacle Financial's effective tax rate for 2015 and 2014 differs from the Federal income tax statutory rate of 35% primarily due to a state excise tax expense, investments in bank qualified municipal securities, our real estate investment trust, participation in the Community Investment Tax Credit (CITC) program, bank owned life insurance and tax savings from our captive insurance subsidiary, PNFP Insurance, Inc. offset in part by the limitation on deductibility of meals and entertainment expense.

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Loan loss allowance	$24,959	$25,783
Loans	11,568	971
Insurance	823	773
Accrued liability for supplemental retirement agreements	2,476	531
Restricted stock and stock options	4,824	4,159
Cash flow hedge	949	-
Net operating loss carryforward	-	377
Other real estate owned	587	1,540
Other deferred tax assets	2,905	1,525
Total deferred tax assets	49,091	35,659

Deferred tax liabilities:
Depreciation and amortization	6,273	4,827
Core deposit intangible asset	3,786	904
Securities	2,337	5,954
Cash flow hedge	-	161
REIT dividends	1,772	1,523
FHLB related liabilities	1,385	1,187
Mortgage servicing rights	2,468	-
Other deferred tax liabilities	473	489
Total deferred tax liabilities	18,494	15,045
Net deferred tax assets	$30,597	$20,614

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A reconciliation of the beginning and ending unrecognized tax benefit related to State uncertain tax positions is as follows (in thousands):

	2015	2014	2013
Balance at January 1,	$391	-	-
Decreases due to tax positions taken during the current year	(257)	-	-
Increases due to tax positions taken during a prior year	-	391	-
Decreases due to the lapse of the statute of limitations during the current year	-	-	-
Decreases due to settlements with the taxing authorities during the current year	-	-	-
Balance at December 31,	$134	391	-

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The total amounts of interest and penalties recorded in the income statement for the years ended December 31, 2015 and 2014 were a benefit of $96,000 and expense of $140,000, respectively. No interest and penalties were recorded for the year ended December 31, 2013.

Note 13.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2015, these commitments amounted to $2.219 billion, of which approximately $297.0 million related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At December 31, 2015, these commitments amounted to $93.5 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At December 31, 2015, Pinnacle Financial had accrued $1.4 million for the inherent risks associated with off balance sheet commitments.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these routine claims outstanding at December 31, 2015 will not have a material impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 14.  Salary Deferral Plans

Pinnacle Financial has a 401(k) retirement plan (the 401k Plan) covering all employees who elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 50% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% of employee self-directed contributions during 2015, 2014, and 2013. Pinnacle Financial's expense associated with the matching component of the plan for each of the years in the three-year period ended December 31, 2015 was approximately $2,655,000, $2,381,000 and $2,241,000, respectively, and is included in the accompanying consolidated statements of operations in salaries and employee benefits expense.

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

Pinnacle Financial recognized approximately $83,000, $99,000, and $178,000 in compensation expense in each year of the three-year period ended December 31, 2015 related to the Cavalry SRAs. During 2007, Pinnacle Financial offered a settlement to all participants in the Cavalry SRAs with eleven participants accepting the settlement.  Two individuals remain as participants in the Cavalry SRAs. At December 31, 2015, 2014 and 2013, included in other liabilities is $1,312,000, $1,352,000, and $1,373,000, respectively, which represents the net present value of the future obligation owed the two remaining participants in the Cavalry SRAs using a discount rate of 5% at December 31, 2015, 2014 and 2013.

In conjunction with the acquisitions of CapitalMark, Pinnacle assumed a liability of $5.0 million associated with existing supplemental executive retirement plans. These plans provide benefits for former CapitalMark executives and will be paid out over the next 23 years.

Note 15.  Stock Options, Stock Appreciation Rights and Restricted Shares

As of December 31, 2015, Pinnacle Financial has one equity incentive plan under which it is able to grant awards, the 2014 Equity Incentive Plan (the 2014 Plan), and has assumed the stock option plan (the CapitalMark Option Plan) of CapitalMark in connection with the CapitalMark Merger. In addition, awards previously granted remain outstanding under equity plans previously adopted by Pinnacle Financial's Board of Directors or assumed in connection with acquisitions of Mid-America Bancshares, Inc. and Cavalry Bancorp, Inc. No new awards may be granted under these other plans or the CapitalMark Option Plan.

Total shares available for issuance under the 2014 Plan were approximately 1.1 million shares as of December 31, 2015, inclusive of shares returned to plan reserves during the year ended December 31, 2015. The 2014 Plan also permits Pinnacle Financial to issue additional awards to the extent that currently outstanding awards are subsequently forfeited, settled in cash of expired unexercised and returned to the 2014 Plan. Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 of stock options under the CapitalMark Plan. No further shares remain available for issuance under the CapitalMark Option Plan. No options were assumed upon the acquisition of Magna as all preexisting Magna stock options were cancelled in exchange for a cash payment upon acquisition.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Options and Stock Appreciation Rights

As of December 31, 2015, of the 1,249,166 stock options and 2,435 stock appreciation rights outstanding,  approximately 392,000 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while 859,000 options would be deemed non-qualified stock options or stock appreciation rights and thus not subject to favorable tax treatment to the option holder.  Favorable treatment generally refers to the recipient of the award not having to report ordinary income at the date of exercise.  All stock options granted under the Pinnacle Financial equity incentive plans vested in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant.  All stock options and stock appreciation rights granted under plans assumed in connection with Pinnacle Financial's mergers with Cavalry and Mid-America were fully-vested at the date of those mergers.

A summary of stock option and stock appreciation right activity within the equity incentive plans during each of the years in the three-year period ended December 31, 2015 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000's)
Outstanding at December 31, 2012	1,318,381	$23.36
Granted	-	-
Stock options exercised	(279,534)	14.07
Stock appreciation rights exercised (2)	(1,732)	15.60
Forfeited	(34,615)	29.31
Outstanding at December 31, 2013	1,002,500	$25.77
Granted	-	-
Stock options exercised	(301,794)	23.21
Stock appreciation rights exercised (2)	(1,586)	15.60
Forfeited	(632)	24.95
Outstanding at December 31, 2014	698,488	$26.89
Options assumed upon acquisition of CapitalMark	858,148	17.62
Granted	-	-
Stock options exercised	(303,754)	24.09
Stock appreciation rights exercised (2)	(1,276)	15.60
Forfeited	(5)	23.88
Outstanding at December 31, 2015	1,251,601	$21.23	2.54	$37,714
Outstanding and expected to vest at December 31, 2015	1,251,601	$21.23	2.54	$37,714

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $51.36 per common share at December 31, 2015 for the 1,251,601 options and stock appreciation rights that were in-the-money at December 31, 2015.
(2)	The 1,732 stock appreciation rights exercised during 2013 settled in 471 shares of Pinnacle Financial common stock. The 1,586 stock appreciation rights exercised during 2014 settled in 609 shares of Pinnacle Financial common stock. The 1,276 stock appreciation rights exercised during 2015 settled in 559 shares of Pinnacle Financial common stock.

During each of the years in the three-year period ended December 31, 2015, the aggregate intrinsic value of options and stock appreciation rights exercised under Pinnacle Financial's equity incentive plans was $7.6 million, $4.0 million and $3.6 million, respectively, determined as of the date of option exercise.

As of December 31, 2015, compensation costs related to unvested stock options and stock appreciation rights granted under Pinnacle Financial's equity incentive plans and the CapitalMark Option Plan had been fully recognized in prior periods and all outstanding option awards are fully vested.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle Financial adopted ASC 718-20 Compensation using the modified prospective transition method on January 1, 2006. Accordingly, during the three-years ended December 31, 2015, Pinnacle Financial recorded stock-based compensation expense using the Black-Scholes valuation model for awards granted prior to, but not yet vested, as of January 1, 2006 and for all stock-based awards granted after January 1, 2006, based on fair value estimates using the Black-Scholes valuation model.  For these awards, Pinnacle Financial has recognized compensation expense using a straight-line amortization method. As ASC 718-20 requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the years ended December 31, 2015, 2014, and 2013 has been reduced for estimated forfeitures. The impact on the results of operations (compensation and employee benefits expense) and earnings per share of recording stock-based compensation in accordance with ASC 718-20 (related to stock option awards) for the three-year period ended December 31, 2015 was as follows (in thousands, except per share data):

	For the year ended December 31,
	2015	2014	2013
Non-qualified stock options
Stock-based compensation expense	$-	$-	$13
Income tax benefit	-	-	5
Stock-based compensation expense after income tax benefit	$-	$-	$8
Impact on per share results from stock-based compensation:
Basic	$0.00	$0.00	$0.00
Fully diluted	$0.00	$0.00	$0.00

There have been no options granted by Pinnacle Financial since 2008.

Restricted Shares

Additionally, the 2014 Plan (and Pinnacle Financial's prior equity incentive plans), provides for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards or stock appreciation rights outstanding as of December 31, 2015 under the 2014 Plan or any of Pinnacle Financial's other equity incentive plans.  During the three-year period ended December 31, 2015, Pinnacle Financial awarded 231,504, 126,117 and 164,602 shares of restricted stock to certain Pinnacle Financial associates and outside directors.  Pinnacle Financial also issued 225,228 restricted share units in 2012 which converted to 193,189 restricted share awards in 2013, 186,943 restricted share units in 2013 which converted to 186,943 restricted share awards in 2014 and 131,296 restricted share units in 2014 of which the first traunche converted to 43,711 restricted share awards in 2015.

A summary of activity for unvested restricted share awards for the years ended December 31, 2015, 2014, and 2013 follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2012	739,909	$15.45
Shares awarded	164,602	21.78
Conversion of restricted share units to restricted share awards	193,189	21.51
Restrictions lapsed and shares released to associates/directors	(221,325)	15.97
Shares forfeited	(54,680)	15.30
Unvested at December 31, 2013	821,695	$19.18
Shares awarded	126,117	33.32
Conversion of restricted share units to restricted share awards	186,943	31.68
Restrictions lapsed and shares released to associates/directors	(249,684)	18.19
Shares forfeited	(35,873)	20.70
Unvested at December 31, 2014	849,198	$24.26
Shares awarded	231,504	45.71
Conversion of restricted share units to restricted share awards	43,711	34.50
Restrictions lapsed and shares released to associates/directors	(240,102)	23.00
Shares forfeited	(17,997)	30.01
Unvested at December 31, 2015	866,314	$31.39

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pinnacle Financial grants restricted share awards to associates, including members of executive management, and outside directors with a combination of time and performance vesting criteria. The following tables outline restricted stock grants that were made by grant year, grouped by similar vesting criteria, during the three year period ended December 31, 2015. The table below reflects the life-to-date activity for these awards:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Withheld for taxes by participants	Shares Forfeited by participants(7)	Shares Unvested
Time Based Awards
2013	Associates(2)	5	150,125	41,263	16,067	12,545	80,250
2014	Associates(2)	5	113,918	15,543	6,258	9,158	82,959
2015	Associates(2)	5	190,528	28	-	4,391	176,940
2015	Leadership team(3)	5	16,605	-	-	-	16,605
Performance Based Awards
2013	Leadership team(4)	5	193,189	55,693	20,525	4,219	112,752
2014	Leadership team(4)	5	186,943	27,129	9,375	4,386	146,053
2015	Leadership team(4)	5	43,711	-	-	-	43,711
2015	Leadership team(5)	3	11,302	-	-	-	11,302
Outside Director Awards (6)
2013	Outside directors	1	14,477	12,062	2,415	-	-
2014	Outside directors	1	12,199	10,537	1,662	-	-
2015	Outside directors	1	13,069	678	227	-	12,164

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
(3)
These shares were awarded to individuals joining the leadership team upon Pinnacle Financial's acquisition of Magna. The forfeiture restrictions on these restricted share awards lapse in equal installments on the anniversary date of the grant.

(4)
The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent vesting period.

(5)
These share were awarded to individuals joining the leadership team upon Pinnacle Financial's acquisition of CapitalMark. The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain earnings targets over each year of the vesting period and should the recipient thereafter remain employed by Pinnacle Financial for a subsequent vesting period.

(6)
Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan.  Restrictions lapse on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend.

(7)
These shares represent forfeitures resulting from recipients for when employment terminated during the year-to-date period ended December 31, 2015. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by the Company at the time of termination.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of compensation expense, net of the impact of income taxes, related to restricted stock awards for the three-year period ended December 31, 2015, follows (in thousands, except per share data):

	2015	2014	2013

Restricted stock expense	$6,033	$4,970	$4,070
Income tax benefit	2,368	1,951	1,597
Restricted stock expense, net of income tax benefit	$3,665	$3,019	$2,473
Impact on per share results from restricted stock expense:
Basic	$0.10	$0.09	$0.07
Fully diluted	$0.10	$0.09	$0.07

2015 Restricted Share Units

Pinnacle Financial granted restricted share units to the senior executive officers and the other members of the Leadership Team in the first quarter of 2015. The senior executive officers' restricted share unit award included a range from 58,200 units at the target compensation level to 101,850 units at the maximum compensation level. These restricted share units will convert to a number of shares of Pinnacle Financial's common stock based on the achievement of certain performance metrics. The Leadership Team restricted share unit award of 28,378 units was granted at a target level of performance. For both senior executive officers and the Leadership Team, approximately one-third of these awards are eligible to be earned based on the achievement of certain predetermined performance goals for each of the fiscal years ended December 31, 2015, 2016 and 2017, respectively. The performance metrics for each of the impacted fiscal years were established concurrently with the issuance of the restricted share unit grants in January 2015 by the Human Resources and Compensation Committee of the Board of Directors (HRCC). The awards include a one-year performance period and an additional one-year service period following the performance period for a combined two-year service period per traunche. At the end of each respective two-year service period, the restricted share units are then subject to a post-vest holding period to extend the term of each traunche of the award to five years from the date of grant. During the post-vest holding period, the shares of Pinnacle Financial's common stock will not be issued in settlement of the units and cannot be transferred, subject to limited exceptions, but will continue to accrue dividends until the awards are released, which is expected to be commensurate with the filing of Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2019 provided Pinnacle Bank achieves a certain soundness threshold as of December 31, 2019. These restricted share units are being expensed based on their grant date fair value over the requisite service period of the underlying traunche of the award. Each period, the number of units that is expected to be earned by the recipient is reevaluated and the associated compensation expense is adjusted accordingly. For the year ended December 31, 2015, Pinnacle Financial recognized expense associated with the first traunche of this award totaling approximately $533,000. The expense is being accrued using an anticipated performance level for the senior executive officers between the target and maximum performance levels and at the target performance level for the other members of the Leadership Team.

2014 Restricted Share Units

     Pinnacle Financial granted restricted share units to the senior executive officers and to other members of the Leadership Team in the first quarter of 2014. The senior executive officers' restricted share unit award included a range from 58,404 units at the target compensation level to 102,209 units at the maximum compensation level. The Leadership Team restricted share unit award of 29,087 units was granted at a target level of performance. For both senior executive officers and the Leadership Team, one-third of these restricted share units were settled with the issuance of 43,711 restricted shares upon the filing of Pinnacle Financial's 2014 Annual Report on Form 10-K. An additional one-third of these restricted share units will be settled with the issuance of 43,711 restricted shares upon the filing of Pinnacle Financial's 2015 Annual Report on Form 10-K. The remaining restricted share units are eligible for conversion to restricted share awards based on the Company's achievement of certain predetermined goals for the fiscal year ended December 31, 2016. Upon conversion to restricted share awards, the restrictions on these shares will lapse in 2018 and 2019 in 50% increments based on the attainment of certain soundness targets as of December 31, 2017 and December 31, 2018, respectively. The performance metrics and soundness criteria for each of the impacted fiscal years were established concurrently with the restricted share unit grants in January 2014 by the HRCC. These restricted share units are being expensed based on the requisite service period of the underlying traunche of the award. Each period, the number of units that the recipient is expected to earn is reevaluated and the associated compensation expense is adjusted accordingly. For the year ended December 31, 2015, Pinnacle Financial expensed approximately $776,000 attributable to these awards compared to approximately $339,000 for the same period in the prior year.

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

A summary of Pinnacle Financial's interest rate swaps to facilitate customer transactions as of December 31, 2015 and December 31, 2014  is included in the following table (in thousands):

	At December 31, 2015		At December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$396,112	$16,130	$251,321	$13,030
Pay variable / receive fixed swaps	396,112	(16,329)	251,321	(13,435)
Total	$792,224	$(199)	$502,642	$(405)

Hedge derivatives

Pinnacle Financial has forward cash flow hedge relationships to manage future interest rate exposure. The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate and protects Pinnacle Financial from floating interest rate variability.  The initial hedge relationships were entered into during the second quarter of 2013. During the third quarter of 2014, Pinnacle Financial terminated three individual contracts of the initial hedge relationships based on changes in internal forecasts for future interest rates. As a result of terminating these contracts, Pinnacle Financial began recognizing a gain of $64,000 over the original terms of these agreements. Pinnacle Financial entered into additional forward cash flow hedge relationships for interest rate risk management purposes given the aforementioned changes in forecasted interest rates. The terms of the individual contracts within the relationship are as follows (in thousands):

					December 31, 2015		December 31, 2014
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(1)	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income
Interest Rate Swap	33,000	3 month LIBOR	2.265%	April 2016- April 2020	(784)	(476)	(96)	(58)
Interest Rate Swap	33,000	3 month LIBOR	2.646%	April 2016- April 2022	(1,478)	(898)	(531)	(323)
Interest Rate Swap	33,000	3 month LIBOR	2.523%	Oct. 2016- Oct. 2020	(908)	(552)	(210)	(128)
Interest Rate Swap	33,000	3 month LIBOR	2.992%	Oct. 2017- Oct. 2021	(1,112)	(676)	(517)	(314)
Interest Rate Swap	34,000	3 month LIBOR	3.118%	April 2018- July 2022	(1,170)	(711)	(590)	(359)
Interest Rate Swap	34,000	3 month LIBOR	3.158%	July 2018- Oct. 2022	(1,158)	(704)	(602)	(366)
	$200,000				(6,610)	(4,017)	(2,546)	(1,548)

(1)	No cash will be exchanged prior to the beginning of the term.

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

					December 31, 2015		December 31, 2014
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(2)	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income
Interest Rate Swap	$27,500	2.090%	1 month LIBOR	July 2014 - July 2021	663	403	941	572
Interest Rate Swap	25,000	2.270%	1 month LIBOR	July 2014 - July 2022	968	588	409	249
Interest Rate Swap	27,500	2.420%	1 month LIBOR	July 2014 - July 2023	1,320	802	651	396
Interest Rate Swap	30,000	2.500%	1 month LIBOR	July 2014 - July 2024	1,333	810	956	581
Interest Rate Swap	15,000	1.048%	1 month LIBOR	August 2015 - August 2018	(46)	(28)	-	-
Interest Rate Swap	15,000	1.281%	1 month LIBOR	August 2015 - August 2019	(34)	(21)	-	-
Interest Rate Swap	15,000	1.470%	1 month LIBOR	August 2015 - August 2020	(14)	(9)	-	-
	$155,000				4,190	2,545	2,957	1,798

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

Note 17.  Employment Contracts

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Related Party Transactions

A local public relations company, of which one of Pinnacle Financial's directors is a principal, has previously provided various services for Pinnacle Financial.  During the year ended December 31, 2015, Pinnacle Financial did not incur any expenses relating to services rendered by this public relations company. However, for the years ended December 31, 2014 and 2013, Pinnacle Financial incurred approximately $36,000 and $72,000, respectively.

Also see Note 6- "Loans and Allowance for Loan Losses", concerning loans and other extensions of credit to certain directors, officers, and their related entities and individuals and Note 14 – Salary Deferral Plans regarding supplemental retirement agreement obligations to two directors who were formerly directors of Cavalry.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the financial instruments carried at fair value as of December 31, 2015 and 2014, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):
December 31, 2015	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. government agency securities	$128,193	$-	$128,193	$-
Mortgage-backed securities	582,916	-	582,916	-
State and municipal securities	165,042	-	165,042	-
Asset- backed securities	48,801		48,801
Corporate notes and other	10,113	-	10,113	-
Total investment securities available-for-sale	935,065	-	935,065	-
Other investments	9,764	-	-	9,764
Other assets	15,147	-	15,147	-
Total assets at fair value	$959,976	$-	$950,212	$9,764

Other liabilities	$16,568	$-	$16,568	$-
Total liabilities at fair value	$16,568	$-	$16,568	$-

December 31, 2014
Investment securities available-for-sale:
U.S. government agency securities	$113,456	$-	$113,456	$-
Mortgage-backed securities	455,839	-	455,839	-
State and municipal securities	138,578	-	138,578	-
Asset- backed securities	13,018		13,018	-
Corporate notes and other	11,164	-	11,164	-
Total investment securities available-for-sale	732,055	-	732,055	-
Other investments	8,004	-	-	8,004
Other assets	15,987	-	15,987	-
Total assets at fair value	$756,046	$-	$748,042	$8,004

Other liabilities	$15,981	$-	$15,981	$-
Total liabilities at fair value	$15,981	$-	$15,981	$-

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014 (in thousands):

December 31, 2015	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the period ended
Other real estate owned	$5,083	$-	$-	$5,083	$(41)
Nonaccrual loans, net (1)	25,690	-	-	25,690	(2,637)
Total	$30,773	$-	$-	$30,773	$(2,678)

December 31, 2014
Other real estate owned	$11,186	$-	$-	$11,186	$(509)
Nonaccrual loans, net (1)	15,551	-	-	15,551	(1,032)
Total	$26,737	$-	$-	$26,737	$(1,541)

(1)	Amount is net of a valuation allowance of $3.7 million and $1.2 million at December 31, 2015 and 2014, respectively, as required by ASC 310-10, "Receivables."

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the case of the bond portfolio, Pinnacle Financial monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the year ended December 31, 2015, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the years ended December 31, 2015 and 2014 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the year ended December 31,
	2015		2014
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$8,004	$-	$6,701	$-
Total net realized gains included in income	149	-	670	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at December 31	-	-	-	-
Purchases	2,254	-	633	-
Issuances	-	-	-	-
Settlements	(643)	-	-	-
Transfers out of Level 3	-	-	-	-
Fair value, December 31	$9,764	$-	$8,004	$-
Total realized losses included in income related to financial assets and liabilities still on the consolidated balance sheet at December 31	$149	$-	$670	$-
The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2015 and 2014, respectively.   Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at December 31, 2015 and 2014.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

December 31, 2015	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$31,377	$31,586	$-	$31,586	$-
Loans, net	6,477,803	6,379,153	-	-	6,379,153
Mortgage loans held-for-sale	47,930	48,365	-	48,365	-

Financial liabilities:
Deposits and securities sold under agreements to repurchase	7,050,498	6,562,509	-	-	6,562,509
Federal Home Loan Bank advances	300,305	299,214	-	-	299,214
Subordinated debt and other borrowings	142,476	131,494	-	-	131,494

Off-balance sheet instruments:
Commitments to extend credit (2)	2,218,784	1,017	-	-	1,017
Standby letters of credit (3)	93,534	354	-	-	354

December 31, 2014
Financial assets:
Securities held-to-maturity	$38,676	$38,789	$-	$38,789	$-
Loans, net	4,522,668	4,406,581	-	-	4,406,581
Mortgage loans held for sale	14,039	14,322	-	14,322	-

Financial liabilities:
Deposits and securities sold under agreements to repurchase	4,876,600	4,603,915	-	-	4,603,915
Federal Home Loan Bank advances	195,476	195,450	-	-	195,450
Subordinated debt and other borrowings	96,158	77,433	-	-	77,433

Off-balance sheet instruments:
Commitments to extend credit (2)	1,390,593	1,078	-	-	1,078
Standby letters of credit (3)	65,955	293	-	-	293

(1)	Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.
(2)	At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments. In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio. Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at both December 31, 2015 and 2014, Pinnacle Financial included in other liabilities $1.0 million representing the inherent risks associated with these off-balance sheet commitments.
(3)	At December 31, 2015 and 2014, the fair value of Pinnacle Financial's standby letters of credit was $354,000 and $293,000, respectively. This amount represents the unamortized fee associated with these standby letters of credit, which were priced at market when issued, and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Other Borrowings

On June 15, 2012, Pinnacle Financial entered into a loan agreement with a bank for $25 million (the Loan Agreement). Borrowings under the Loan Agreement, combined with available cash, were used for the redemption, on June 20, 2012, of the remaining 71,250 shares of preferred stock owned by the Treasury that had been issued under the CPP. Pinnacle Financial's borrowings under the Loan Agreement bore interest at a LIBOR rate generally defined as the sum of (i) the average of the offered rates of interest quoted in the London Inter-Bank Eurodollar Market for U.S. Dollar deposits with prime banks (as published by Reuters or other commercially available sources) for three months (all as selected by the Company), and (ii) an applicable margin. The applicable margin under the Loan Agreement ranged from 2.25% (225 basis points) to 3.00% (300 basis points) depending on the total aggregate principal amount outstanding under the Loan Agreement. The initial applicable margin for both base rate and LIBOR rate loans was 3.00% (300 basis points).  During the third quarter of 2015, the $12.4 million balance of this loan was paid in full.

    On February 4, 2015, Pinnacle Bank entered into a loan agreement with an unaffiliated bank for $40 million. Pinnacle Bank's borrowings under the loan agreement bore interest at rates at the greater of (i) zero percent (0%) and (ii) the one-month LIBOR rate quoted by the lender (as published by Reuters), plus in each case an applicable margin. The applicable margin under the loan agreement ranged from 1.65% (165 basis points) to 1.95% (195 basis points) depending on the total aggregate principal amount outstanding under the loan agreement. During the third quarter of 2015, the $39.0 million balance of this loan was paid in full.

    On July 30, 2015, Pinnacle Bank issued $60.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes due 2025 (the Notes) in a private placement transaction to accredited institutional investors. The maturity date of the Notes is July 30, 2025, although Pinnacle Bank may redeem some or all of the Notes beginning on the interest payment date of July 30, 2020 and on any interest payment date thereafter at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to the date of redemption, subject to the prior approval of the FDIC.

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

Note 21.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary and disclosures surrounding those VIE's which have not been consolidated. The consolidation methodology provided in this footnote as of December 31, 2015 and 2014 has been prepared in accordance with ASC 810.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-consolidated Variable Interest Entities

At December 31, 2015, Pinnacle Financial did not have any consolidated variable interest entities to disclose but did have the following non-consolidated variable interest entities: low income housing partnerships, trust preferred issuances, troubled debt restructuring commercial loans, and managed discretionary trusts.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes VIE's that are not consolidated by Pinnacle Financial as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015		December 31, 2014
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Classification
Low Income Housing Partnerships	$13,889	$-	$10,769	$-	Other Assets
Trust Preferred Issuances	N/A	82,476	N/A	82,476	Subordinated Debt
Commercial Troubled Debt Restructurings	4,368	-	3,773	-	Loans
Managed Discretionary Trusts	N/A	N/A	N/A	N/A	N/A

Note 22.  Regulatory Matters

 Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years.  During the year ended December 31, 2015, Pinnacle Bank paid $19.0 million in dividends to Pinnacle Financial. As of December 31, 2015, Pinnacle Bank could pay approximately $180.0 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Pinnacle Financial initiated payment of a quarterly dividend of $0.08 per share of common stock in the fourth quarter of 2013 and has since increased the dividend to $0.12 beginning in the first quarter of 2015 and to $0.14 beginning in the first quarter of 2016. The amount and timing of all future dividend payments, if any, is subject to the discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

To be considered well capitalized under applicable banking regulations for January 1, 2015 through December 31, 2015, Pinnacle Financial and Pinnacle Bank must maintain the following minimum capital ratios and not be subject to a written agreement, order or directive to maintain a higher capital level:

(i) a common equity Tier 1 capital ratio of 6.5%
(ii) a Tier 1 risk based capital ratio of 8%
(iii) a Total risk based capital ratio of 10%, and
(iv) in the case of Pinnacle Bank, a Tier 1 leverage ratio of 5%

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under current capital level requirements, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15 billion in total assets at that date, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. As a result, Pinnacle Financial's Trust Preferred Securities continue to qualify as Tier 1 capital. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

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

Management believes, as of December 31, 2015, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2015

Total capital to risk weighted assets:
Pinnacle Financial	$883,085	11.2%	$628,500	8.0%	$785,624		10.0%
Pinnacle Bank	$830,863	10.6%	$626,486	8.0%	$783,107		10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$756,316	9.6%	$471,375	6.0%	$628,500		8.0%
Pinnacle Bank	$704,095	9.0%	$469,864	6.0%	$626,486		8.0%
Common equity Tier I capital:
Pinnacle Financial	$676,316	8.6%	$353,531	4.5%	$510,656		6.5%
Pinnacle Bank	$704,095	9.0%	$352,398	4.5%	$509,020		6.5%
Tier I capital to average assets (*):
Pinnacle Financial	$756,316	9.4%	$322,920	4.0%	N/A		N/A
Pinnacle Bank	$704,095	8.8%	$321,991	4.0%	$402,489		5.0%

At December 31, 2014

Total capital to risk weighted assets:
Pinnacle Financial	$698,810	13.4%	$418,748	8.0%	$523,760		10.0%
Pinnacle Bank	$657,576	12.6%	$417,511	8.0%	$522,234		10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$633,348	12.1%	$209,374	4.0%	$314,256		6.0%
Pinnacle Bank	$592,298	11.4%	$208,756	4.0%	$313,340		6.0%
Tier I capital to average assets (*):
Pinnacle Financial	$633,348	11.3%	$224,406	4.0%	N/	A	N/	A
Pinnacle Bank	$592,298	10.6%	$223,656	4.0%	$279,570		5.0%
    (*) Average assets for the above calculations were based on the most recent quarter.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.  Parent Company Only Financial Information

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015 (in thousands):

CONDENSED BALANCE SHEETS

	2015	2014
Assets:
Cash and cash equivalents	$21,740	$36,497
Investments in consolidated subsidiaries	1,194,713	850,583
Investment in unconsolidated subsidiaries:
PNFP Statutory Trust I	310	310
PNFP Statutory Trust II	619	619
PNFP Statutory Trust III	619	619
PNFP Statutory Trust IV	928	928
Other investments	5,453	5,254
Current income tax receivable	10,132	(181)
Other assets	4,260	4,493
	$1,238,774	$899,122
Liabilities and stockholders' equity:
Income taxes payable to subsidiaries	12	-
Subordinated debt and other borrowings	82,476	96,158
Other liabilities	675	271
Stockholders' equity	1,155,611	802,693
	$1,238,774	$899,122

CONDENSED STATEMENTS OF OPERATIONS

	2015	2014	2013
Revenues	$78	$907	$266
Expenses:
Interest expense	2,288	2,488	2,730
Stock-based compensation expense	7,342	5,308	4,082
Other expense	820	768	770
Loss before income taxes and equity in undistributed income (loss) of subsidiaries	(10,372)	(7,657)	(7,316)
Income tax benefit	(4,119)	(3,065)	(2,870)
(Loss) income before equity in undistributed income of subsidiaries and accretion on preferred stock discount	(6,253)	(4,592)	(4,446)
Equity in undistributed income of subsidiaries	101,762	75,063	62,172
Net income	95,509	70,471	57,726

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	2015	2014	2013
Operating activities:
Net income	$95,509	$70,471	$57,726
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	7,342	5,308	4,082
Loss (gain) on other investments	136	(710)	22
Increase in income tax payable, net	(10,870)	-	81
Decrease (increase) in other assets	1,194	1,854	1,608
Increase in other liabilities	3,771	203	9
Excess tax benefit from stock compensation	(4,116)	(1,699)	(389)
Deferred tax expense	(394)	27	(454)
Equity in undistributed income of subsidiaries	(101,762)	(75,063)	(62,172)
Net cash provided by (used in) operating activities	(9,190)	391	513
Investing activities:
Investment in consolidated subsidiaries:
Banking subsidiaries	19,038	21,185	14,910
Investments in other entities	(335)	(398)	(954)
Net cash provided by investing activities	18,703	20,787	13,956
Financing activities:
Net decrease in subordinated debt and other borrowings	(13,682)	(2,500)	(7,500)
Exercise of common stock options	3,603	6,422	2,895
Common dividends paid	(18,307)	(11,398)	(2,815)
Excess tax benefit from stock compensation arrangements	4,116	1,699	389
Net cash used in financing activities	(24,270)	(5,778)	(7,030)
Net increase (decrease) in cash	(14,757)	15,401	7,439
Cash and cash equivalents, beginning of year	36,497	21,096	13,657
Cash and cash equivalents, end of year	$21,740	$36,497	$21,096

Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial under Tennessee banking laws. Pinnacle Bank paid dividends of $19.0 million, $21.2 million and $14.9 million, respectively to Pinnacle Financial in each of the years ended December 31, 2015, 2014 and 2013.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24. Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2015 follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2015
Interest income	$54,679	$55,503	$67,192	$77,797
Net interest income	51,269	51,831	62,059	71,475
Provision for loan losses	315	1,186	2,228	5,459
Net income before taxes	32,617	33,917	36,134	40,432
Net income	21,843	22,665	24,149	26,854
Net income available to common stockholders	21,843	22,665	24,149	26,854
Basic net income per share available to common stockholders	$0.62	$0.65	$0.64	$0.67
Diluted net income per share available to common stockholders	$0.62	$0.64	$0.62	$0.65

2014
Interest income	$49,291	$50,564	$52,782	$53,533
Net interest income	45,908	47,226	49,537	50,313
Provision for loan losses	488	254	851	2,041
Net income before taxes	24,506	25,668	27,215	28,264
Net income	16,367	17,170	18,197	18,737
Net income available to common stockholders	16,367	17,170	18,197	18,737
Basic net income per share available to common stockholders	$0.47	$0.49	$0.52	$0.54
Diluted net income per share available to common stockholders	$0.47	$0.49	$0.52	$0.53

2013
Interest income	$47,156	$47,544	$48,177	$48,405
Net interest income	42,758	43,599	44,573	44,969
Provision for loan losses	2,172	2,774	685	2,225
Net income before taxes	20,048	21,289	21,952	22,597
Net income	13,448	14,311	14,647	15,321
Net income available to common stockholders	13,448	14,311	14,647	15,321
Basic net income per share available to common stockholders	$0.40	$0.42	$0.43	$0.45
Diluted net income per share available to common stockholders	$0.39	$0.42	$0.42	$0.44

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

Management Report on Internal Control Over Financial Reporting

The report of Pinnacle Financial's management on Pinnacle Financial's internal control over financial reporting is set forth on page 67 of this Annual Report on Form 10-K.  The report of Pinnacle Financial's independent registered public accounting firm on Pinnacle Financial's internal control over financial reporting is set forth on page 69 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2016 under the headings "Corporate Governance-Code of Conduct," "Proposal #1 Election of Directors-Audit Committee," "Proposal #1 Election of Directors," "Executive Management," and "Section 16A Beneficial Ownership Reporting Compliance" and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2016 under the heading, "Proposal #1 Election of the Directors-Director Compensation," "Executive Compensation" and "Human Resources and Compensation Committee Interlocks and Insider Participation" and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item regarding security ownership of certain beneficial owners management and will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2016 under the heading, "Security Ownership of Certain Beneficial Owners and Management," and are incorporated herein by reference.

The following table summarizes information concerning Pinnacle's equity compensation plans at December 31, 2015:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders:
2004 Equity Incentive Plan	470,571	27.44	-
Bank of the South 2001 Stock Option Plan	-	-	-
PrimeTrust Bank 2005 Statutory-Non-Statutory Stock Option Plan	-	-	-
Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan	13,011	16.29	-
2014 Equity Incentive Plan	-	-	1,050,015
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	483,582	27.14	1,050,015

(1) All of CapitalMark's outstanding stock options vested upon consummation of the CapitalMark merger and were converted into options to purchase shares of Pinnacle Financial's common stock. 768,019 shares of Pinnacle Financial's common stock will be issued upon the exercise of the outstanding converted CapitalMark options and the weighted average exercise price of those options is $17.50.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2016 under the headings, "Certain Relationships and Related Transactions," and "Corporate Governance-Director Independence" and are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2016 under the heading, "Independent Registered Public Accounting Firm" and are incorporated herein by reference.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits
Exhibit No.	Description
2.1
Merger Agreement, dated September 30, 2005, by and between Pinnacle Financial Partners, Inc. and Cavalry Bancorp, Inc. (schedules and exhibits to which have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (1)

2.2
Agreement and Plan of Merger by and between Pinnacle Financial Partners, Inc. and Mid-America Bancshares, Inc. (schedules and exhibits to which been omitted pursuant to Item 601(b)(2) of Regulation S-K) (2)

2.3
Agreement and Plan of Merger by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and CapitalMark Bank & Trust (schedules and exhibits to which have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (3)

2.4
Agreement and Plan of Merger by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and Magna Bank (schedules and exhibits to which have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (4)

2.5
Agreement and Plan of Merger by and among Pinnacle Financial Partners, Inc. and Avenue Financial Holdings, Inc., dated January 28, 2016 (schedules and exhibits to which have been omitted pursuant to Item 601(b)(2) of Regulation S-K)  (5)

3.1	Amended and Restated Charter, as amended (Restated for SEC filing purposes only)(6)
3.2	Bylaws (6)
4.1.1	Specimen Common Stock Certificate (7)
4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock
4.2	Form of 4.875% Fixed-to-Floating Rate Subordinated Note due July 30, 2025(8)
10.1	Letter Agreement dated March 14, 2000 and accepted March 16, 2000 by and between Pinnacle Financial Corporation (now known as Pinnacle Financial Partners, Inc.) and Atkinson Public Relations (7)
10.2	Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (7) *
10.3	Form of Pinnacle Financial Partners, Inc.'s Stock Option Award (7) *
10.4	Form of Incentive Stock Option Agreement (9)
10.5	Form of Non-Qualified Stock Option Agreement (10) *
10.6	Cavalry Bancorp, Inc. 1999 Stock Option Plan (11) *
10.7	Amendment No. 1 to Cavalry Bancorp, Inc. 1999 Stock Option Plan (11) *
10.8	Form of Non-Qualified Stock Option Agreement (11)*
10.9	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2000 Stock Incentive Plan (11) *
10.10	Form of Restricted Stock Award Agreement (12) *
10.11	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (13) *
10.12	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (13) *
10.13	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (13) *
10.14	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter (13) *
10.15	Bank of the South 2001 Stock Option Plan (13)
10.16	PrimeTrust Bank 2001 Statutory – Nonstatutory Stock Option Plan (13) *
10.17	PrimeTrust Bank 2005 Statutory – Nonstatutory Stock Option Plan (13) *
10.18	Form of 2011 TARP CPP Executive Officer Time Vested Restricted Stock Agreement (14)*
10.19	Form of Named Executive Officers 2012 Restricted Stock Unit Award Agreement (15)*
10.20	Pinnacle Financial Partners, Inc. Amended and Restated 2004 Equity Incentive Plan (16)
10.21	Loan Agreement, dated as of June 15, 2012, by and between Pinnacle Financial Partners, Inc., as Borrower, and US Bank, National Association, as Lender (17)
10.22	Change of Control Agreement dated as of September 4, 2012 by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and Joseph Harvey White (18)
10.23	Form of Named Executive Officers 2013 Restricted Stock Unit Award Agreement (19)
10.24	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner(20)*
10.25	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe(20)*
10.26	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener(20)*
10.27	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter(20)*

10.28	Amendment No. 1 dated November 20, 2012 to Amended Change of Control Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and J. Harvey White(20)*
10.29	First Amendment to Loan Agreement between U.S. Bank National Association and Pinnacle Financial Partners, Inc., dated October 2, 2013 (21)
10.30	Form of Named Executive Officers 2014 Performance Unit Award Agreement (22)
10.31	Amendment No. 2 dated February 4, 2014 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (23)*
10.32	Amendment No. 2 dated February 4, 2014 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe (23)*
10.33	Amendment No. 2 dated February 4, 2014 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (23)*
10.34	Amendment No. 2 dated February 4, 2014 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter (23)*
10.35	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2004 Amended and Restated Equity Incentive Plan (23)*
10.36	Second Amended and Restated Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (23)*
10.37	Form of Directors' 2014 Restricted Stock Agreement (23)*
10.38	Pinnacle Financial Partners, Inc. 2014 Equity Incentive Plan (24)*
10.39	Form of Named Executive Officers 2015 Performance Unit Award Agreement (25)*
10.40	Pinnacle Financial Partners, Inc. 2015 Annual Cash Incentive Plan (25)*
10.41	Loan Agreement dated as of February 4, 2015, by an between Pinnacle Bank, as Borrower and US Bank, National Association, as Lender (26)
10.42	Second Amendment to Loan Agreement between US Bank National Association and Pinnacle Financial Partners, Inc., dated March 11, 2015 (27)
10.43	CapitalMark Bank & Trust Stock Option Plan (28)*
10.44	Pinnacle Financial Partners, Inc. 2016 Annual Cash Incentive Plan (29)*
21.1	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1	Consent of KPMG LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
99.1	Certification of Chief Executive Officer under the Capital Purchase Program of the Troubled Assets Relief Program
99.2	Certification of the Chief Financial Officer under the Capital Purchase Program of the Troubled Assets Relief Program
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Documents
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
(*)	Management compensatory plan or arrangement

(1)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on October 3, 2005.
(2)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on August 15, 2007.
(3)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on April 8, 2015.
(4)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on April 29, 2015.
(5)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 29, 2016.
(6)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on April 27, 2015.
(7)	Registrant hereby incorporates by reference to the Registrant's Registration Statement on Form SB-2, as amended (File No. 333-38018).
(8)	Registrant hereby incorporates by reference to the Registrant's Current Report on Form 8-K filed on August 5, 2015.
(9)	Registrant hereby incorporates by reference to Registrant's Form 10-Q for the quarter ended September 30, 2004.
(10)	Registrant hereby incorporates by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC on February 24, 2006.
(11)	Registrant hereby incorporates by reference to Registrant's Form 10-Q for the quarter ended on September 30, 2006.
(12)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 25, 2008.
(13)	Registrant hereby incorporates by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on March 7, 2008.
(14)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on August 19, 2011.

(15)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 20, 2012.
(16)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on April 20, 2012.
(17)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on June 20, 2012.
(18)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on September 6, 2012.
(19)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 17, 2013.
(20)	Registrant hereby incorporates by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on February 22, 2013.
(21)	Registrant hereby incorporates by reference to Registrant's Form 10-Q for the quarter ended on September 30, 2013 as filed with the SEC on November 1, 2013.
(22)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 24, 2014.
(23)	Registrant hereby incorporates by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC on February 25, 2014.
(24)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on April 17, 2014
(25)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 27, 2015.
(26)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on February 5, 2015.
(27)	Registrant hereby incorporates by reference to Registrant's Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 22, 2015.
(28)	Registrant hereby incorporates by reference to Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on August 10, 2015.
(29)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 26, 2016.

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
PINNACLE FINANCIAL PARTNERS, INC

	By:	/s/ M. Terry Turner
M. Terry Turner
Date: February 29, 2016		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 29, 2016
Robert A. McCabe, Jr.

/s/ M. Terry Turner	Director, President and Chief Executive Officer	February 29, 2016
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 29, 2016
Harold R. Carpenter	(Principal Financial and Accounting Officer)

/s/ Sue R. Atkinson	Director	February 29, 2016
Sue R. Atkinson

/s/ H. Gordon Bone	Director	February 29, 2016
H. Gordon Bone

/s/ Charles E. Brock	Director	February 29, 2016
Charles E. Brock

/s/ Renda J. Burkhart	Director	February 29, 2016
Renda J. Burkhart

/s/ Gregory L. Burns	Director	February 29, 2016
Gregory L. Burns

/s/ Colleen Conway-Welch	Director	February 29, 2016
Colleen Conway- Welch

/s/ James C. Cope	Director	February 29, 2016
James C. Cope

/s/Thomas C. Farnsworth, III	Director	February 20, 2016
Thomas C. Farnsworth, III

/s/ Glenda Baskin Glover	Director	February 29, 2016
Glenda Baskin Glover

/s/ William F. Hagerty, IV	Director	February 29, 2016
William F. Hagerty, IV

/s/ William H. Huddleston, IV	Director	February 29, 2016
William H. Huddleston, IV

/s/ Ed C. Loughry, Jr.	Director	February 29, 2016
Ed C. Loughry, Jr.

/s/ Gary Scott	Director	February 29, 2016
Gary Scott

/s/ Reese L. Smith, III	Director	February 29, 2016
Reese L. Smith, III

Exhibit 21.1

List of Subsidiaries

Subsidiaries	Jurisdiction or State of Incorporation	Names Under Which Subsidiary Does Business (1)

Pinnacle Bank (2)	Tennessee

PFP Title Company (3)	Tennessee

Pinnacle Community Development Corporation (3)	Tennessee

PNFP Statutory Trust I (4)	Connecticut

PNFP Statutory Trust II (4)	Delaware

PNFP Statutory Trust III (4)	Connecticut

PNFP Statutory Trust IV (4)	Delaware

PNFP Holdings, Inc. (5)	Nevada

PNFP Properties, Inc. (6)	Maryland

Pinnacle Advisory Services, Inc. (7)	Tennessee

Pinnacle Credit Enhancement Holdings, Inc. (7)	Tennessee

Pinnacle Rutherford Real Estate, Inc. (3)	Tennessee

Pinnacle Nashville Real Estate, Inc. (3)	Tennessee

Pinnacle Rutherford Towers, Inc.(3)	Tennessee

Pinnacle Service Company, Inc.(3)	Tennessee

PNFP Insurance, Inc.(7)	Nevada

Miller & Loughry, Inc. (2)	Tennessee	Miller Loughry Beach

PNB Holding Co. 1, Inc. (3)	Tennessee

PNB Holding Co. 2, Inc. (3)	Tennessee

PNFP Capital Markets, Inc. (3)	Tennessee

1.	Unless otherwise noted, each Subsidiary only does business under its legal name as set forth under the heading "Subsidiaries."
2.	Pinnacle Bank is organized under the laws of the State of Tennessee.
3.	PFP Title Company, Pinnacle Community Development Corporation, Pinnacle Rutherford Real Estate, Inc., Pinnacle Nashville Real Estate, Inc., Pinnacle Rutherford Towers, Inc., Pinnacle Service Company, Inc., Miller & Loughry, Inc., PNB Holding Co. 1, Inc., PNB Holding Co. 2, Inc. and PNFP Capital Markets, Inc. are wholly-owned subsidiaries of Pinnacle Bank.
4.	PNFP Statutory Trust I, PNFP Statutory Trust II, PNFP Statutory Trust III and Statutory Trust IV are statutory business trusts which were established to issue capital trust preferred securities.
5.	PNFP Holdings, Inc. is a wholly-owned subsidiary of PFP Title Company.
6.	PNFP Properties, Inc. is a wholly-owned subsidiary of PNFP Holdings, Inc.
7.	Pinnacle Advisory Services, Inc., Pinnacle Credit Enhancement Holdings, Inc. and PNFP Insurance, Inc. are wholly owned subsidiaries of Pinnacle Financial Partners, Inc.

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm
The Board of Directors

Pinnacle Financial Partners, Inc.:

We consent to the incorporation by reference in the registration statements Nos. 333-49564, 333-68756, 333-114799, 333-124199, 333-132816, 333-135411, 333-147804, 333-148251, 333-158825, 333-180865, 333-195712 and 333-206092 on Form S-8 of Pinnacle Financial Partners, Inc. of our reports dated February 29, 2016, with respect to the consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and the effectiveness of internal control over financial reporting as of December 31, 2015, which reports appear in the December 31, 2015 annual report on Form 10-K of Pinnacle Financial Partners, Inc.

(signed) KPMG LLP

Nashville, Tennessee
February 29, 2015

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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 29, 2016	Signature:	/s/ M. Terry Turner
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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 29, 2016	Signature:	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pinnacle Financial Partners (the "Company") on Form 10-K for the period ended December 31, 2015, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, M. Terry Turner, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 29, 2016	By:	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer
Pinnacle Financial Partners, Inc.

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pinnacle Financial Partners (the "Company") on Form 10-K for the period ended December 31, 2015, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harold R. Carpenter, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 29, 2016	By:	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer
Pinnacle Financial Partners, Inc.