Form 10-Q
period 2016-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2016-05-06
CIK 1115055

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

              (mark one)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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
As of  May 5, 2016 there were 42,045,184 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2016

FORWARD-LOOKING STATEMENTS

Certain of the statements in this Quarterly Report on Form 10-Q  may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "goal," "objective," "intend," "plan," "believe," "should," "hope," "pursue," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the historical growth rate of its, or such entities', loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA, the Knoxville MSA, the Chattanooga, TN-GA MSA and the Memphis, TN-MS-AR MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates on loans or deposits; (ix) the results of regulatory examinations; (x) the ability to retain large, uninsured deposits; (xi) a merger or acquisition like our proposed merger with Avenue Financial Holdings, Inc. (Avenue); (xii) risks of expansion into new geographic or product markets; (xiii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Financial), to retain financial advisors (including those at Avenue) or otherwise to attract customers from other financial institutions; (xv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels; (xvii) risks associated with litigation, including the applicability of insurance coverage; (xviii) the risk that the cost savings and any revenue synergies from the mergers with Avenue, CapitalMark Bank & Trust (CapitalMark) and Magna Bank (Magna) may not be realized or take longer than anticipated to be realized; (xix) disruption from the Avenue merger with customers, suppliers or employee relationships; (xx) the occurrence of any event, change or other circumstances that could give rise to the termination of the Avenue merger agreement; (xxi) the risk of successful integration of Avenue's, CapitalMark's and Magna's business with ours; (xxii) the failure of Avenue's shareholders to approve the Avenue merger; (xxiii) the amount of the costs, fees, expenses and charges related to the Avenue merger; (xxiv) the ability to obtain required government approvals of the proposed terms of the Avenue merger; (xxv) risk of adverse reaction of Pinnacle Financial's and Avenue's customers to the Avenue merger; (xxvi) the failure of the closing conditions of the Avenue merger to be satisfied; (xxvii) the risk that the integration of Avenue's, CapitalMark's and Magna's operations with Pinnacle Financial's will be materially delayed or will be more costly or difficult than expected; (xxviii) the possibility that the Avenue merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; (xxix) the dilution caused by Pinnacle Financial's issuance of additional shares of its common stock in the Avenue merger; (xxx) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xxxi) the vulnerability of our network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxxii) the possibility of increased compliance costs as a result of increased regulatory oversight, including oversight of companies in which Pinnacle Financial has significant investments, and the development of additional banking products for our corporate and consumer clients; (xxxiii) the risks associated with our being a minority investor in BHG, including the risk that the owners of a majority of the membership interests in BHG decide to sell the company if not prohibited from doing so by the terms of our agreement with them; (xxxiv) the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets will exceed current estimates; and (xxxv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments. A more detailed description of these and other risks is contained herein and in Pinnacle Financial's most recent annual report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and noninterest-bearing due from banks	$77,778,562	$75,078,807
Interest-bearing due from banks	304,031,806	219,202,464
Federal funds sold and other	767,305	26,670,062
Cash and cash equivalents	382,577,673	320,951,333

Securities available-for-sale, at fair value	1,017,329,867	935,064,745
Securities held-to-maturity (fair value of $31,521,474 and $31,585,303 at
March 31, 2016 and December 31, 2015, respectively)	31,089,333	31,376,840
Consumer mortgage loans held-for-sale	35,437,491	47,930,253
Commercial mortgage loans held-for-sale	10,504,481	-

Loans	6,827,929,582	6,543,235,381
Less allowance for loan losses	(62,239,279)	(65,432,354)
Loans, net	6,765,690,303	6,477,803,027

Premises and equipment, net	78,771,705	77,923,607
Equity method investment	203,007,435	88,880,014
Accrued interest receivable	25,168,584	21,574,096
Goodwill	431,840,600	432,232,255
Core deposits and other intangible assets	9,667,282	10,540,497
Other real estate owned	4,687,379	5,083,218
Other assets	265,615,499	265,183,799
Total assets	$9,261,387,632	$8,714,543,684

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,026,550,350	$1,889,865,113
Interest-bearing	1,427,213,569	1,389,548,175
Savings and money market accounts	2,958,363,723	3,001,950,725
Time	668,084,583	690,049,795
Total deposits	7,080,212,225	6,971,413,808
Securities sold under agreements to repurchase	62,801,494	79,084,298
Federal Home Loan Bank advances	616,289,980	300,305,226
Subordinated debt and other borrowings	209,751,241	141,605,504
Accrued interest payable	2,540,401	2,593,209
Other liabilities	61,012,450	63,930,339
Total liabilities	8,032,607,791	7,558,932,384
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $1.00; 90,000,000 shares authorized;
41,994,955 and 40,906,064 shares issued and outstanding
at March 31, 2016 and December 31, 2015, respectively	41,994,955	40,906,064
Additional paid-in capital	884,015,506	839,617,050
Retained earnings	300,746,837	278,573,408
Accumulated other comprehensive income (loss), net of taxes	2,022,543	(3,485,222)
Total stockholders' equity	1,228,779,841	1,155,611,300
Total liabilities and stockholders' equity	$9,261,387,632	$8,714,543,684

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Interest income:
Loans, including fees	$74,404,204	$49,466,706
Securities:
Taxable	4,466,834	3,444,599
Tax-exempt	1,493,757	1,483,307
Federal funds sold and other	609,587	283,978
Total interest income	80,974,382	54,678,590

Interest expense:
Deposits	4,915,563	2,430,742
Securities sold under agreements to repurchase	48,050	30,917
Federal Home Loan Bank advances and other borrowings	2,108,092	948,552
Total interest expense	7,071,705	3,410,211
Net interest income	73,902,677	51,268,379
Provision for loan losses	3,893,570	315,091
Net interest income after provision for loan losses	70,009,107	50,953,288

Noninterest income:
Service charges on deposit accounts	3,442,684	2,912,549
Investment services	2,345,600	2,259,440
Insurance sales commissions	1,705,859	1,512,618
Gain on mortgage loans sold, net	3,567,551	1,941,254
Gain on sale of investment securities, net	-	6,003
Trust fees	1,580,612	1,311,985
Income from equity method investment	5,147,524	3,201,302
Other noninterest income	8,065,880	5,348,151
Total noninterest income	25,855,710	18,493,302

Noninterest expense:
Salaries and employee benefits	32,516,856	23,530,860
Equipment and occupancy	8,130,464	6,046,223
Other real estate expense	112,272	395,288
Marketing and other business development	1,263,361	959,750
Postage and supplies	957,087	649,251
Amortization of intangibles	873,215	227,414
Merger related expense	1,829,472	-
Other noninterest expense	8,380,969	5,022,236
Total noninterest expense	54,063,696	36,831,022
Income before income taxes	41,801,121	32,615,568
Income tax expense	13,835,857	10,772,857
Net income	$27,965,264	$21,842,711
Per share information:
Basic net income per common share	$0.70	$0.62
Diluted net income per common share	$0.68	$0.62
Weighted average shares outstanding:
Basic	40,082,805	35,041,203
Diluted	40,847,027	35,380,529

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$27,965,264	$21,842,711
Other comprehensive income, net of tax:
Change in fair value on available-for-sale securities, net of tax	6,431,468	1,936,058
Change in fair value of cash flow hedges, net of tax	(923,703)	(552,828)
Net gain on sale of investment securities reclassified from other comprehensive income into net income, net of tax	-	3,648
Total other comprehensive income, net of tax	5,507,765	1,386,878
Total comprehensive income	$33,473,029	$23,229,589

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income, net	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2014	35,732,483	$35,732,483	$561,431,449	$201,371,081	$4,158,368	$802,693,381
Exercise of employee common stock
options and related tax benefits	65,270	65,270	2,924,061	-	-	2,989,331
Common dividends paid	-	-	-	(4,304,125)	-	(4,304,125)
Issuance of restricted common shares,
net of forfeitures	121,877	121,877	(121,877)	-	-	-
Restricted shares withheld for taxes and related tax benefit	(54,963)	(54,963)	(2,056,229)	-	-	(2,111,192)
Compensation expense for restricted shares	-	-	1,653,662	-	-	1,653,662
Net income	-	-	-	21,842,711	-	21,842,711
Other comprehensive income	-	-	-	-	1,386,878	1,386,878
Balance at March 31, 2015	35,864,667	$35,864,667	$563,831,066	$218,909,667	$5,545,246	$824,150,646

Balance at December 31, 2015	40,906,064	$40,906,064	$839,617,050	$278,573,408	$(3,485,222)	$1,155,611,300
Exercise of employee common stock
options and related tax benefits	152,949	152,949	3,699,161	-	-	3,852,110
Common dividends paid	-	-	-	(5,791,835)		(5,791,835)
Issuance of restricted common shares,
net of forfeitures	127,462	127,462	(127,462)	-	-	-
Common stock issued in conjunction with Bankers Healthcare Group investment, net of issuance costs	860,470	860,470	38,939,530	-	-	39,800,000
Restricted shares withheld for taxes and related tax benefit	(51,990)	(51,990)	(741,561)	-	-	(793,551)
Compensation expense for restricted shares	-	-	2,628,788	-	-	2,628,788
Net income	-	-	-	27,965,264	-	27,965,264
Other comprehensive income	-	-	-	-	5,507,765	5,507,765
Balance at March 31, 2016	41,994,955	$41,994,955	$884,015,506	$300,746,837	$2,022,543	$1,228,779,841

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$27,965,264	$21,842,711
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	1,303,239	1,152,427
Depreciation, amortization, and accretion	(428,254)	2,165,601
Provision for loan losses	3,893,570	315,091
Gain on mortgage loans sold, net	(3,567,551)	(1,941,254)
Gain on sale of investment securities	-	(6,003)
Stock-based compensation expense	2,628,788	1,653,662
Deferred tax expense	921,718	1,046,983
Gains on dispositions of other real estate and other investments	(32,400)	(389,731)
Gains from equity method investment	(5,147,524)	(3,201,302)
Excess tax benefit from stock compensation	(159,168)	(1,348,751)
Changes in other loans held for sale	(10,504,481)	-
Mortgage loans held for sale:
Loans originated	(147,888,687)	(98,711,742)
Loans sold	163,949,000	95,782,000
Increase in other assets	(6,736,913)	(7,631,523)
Decrease in other liabilities	(2,169,127)	(5,480,950)
Net cash provided by operating activities	24,027,474	5,247,219

Investing activities:
Activities in securities available-for-sale:
Purchases	(102,041,878)	(64,826,118)
Sales	-	216,300
Maturities, prepayments and calls	28,996,005	29,890,467
Activities in securities held-to-maturity:
Purchases	-	(1,035,995)
Maturities, prepayments and calls	148,426	235,000
Increase in loans, net	(289,043,266)	(65,558,107)
Purchases of software, premises and equipment	(2,849,721)	(1,222,077)
Increase in equity-method investment	(74,100,000)	(75,000,000)
Dividends received from equity-method investment	4,920,103	-
Increase in other investments	(1,918,978)	(122,500)
Net cash used in investing activities	(435,889,309)	(177,423,030)

Financing activities:
Net increase in deposits	109,015,688	6,704,511
Net decrease in securities sold under agreements to repurchase	(16,282,804)	(25,941,606)
Advances from Federal Home Loan Bank:
Issuances	631,000,000	455,370,280
Payments/maturities	(315,015,246)	(195,385,928)
Increase in other borrowings	67,344,645	39,375,000
Exercise of common stock options and stock appreciation rights,
net of repurchase of restricted shares	3,058,559	878,138
Excess tax benefit from stock compensation	159,168	1,348,751
Common stock dividends paid	(5,791,835)	(4,304,125)
Net cash provided by financing activities	473,488,175	278,045,021
Net decrease in cash and cash equivalents	61,626,340	105,869,210
Cash and cash equivalents, beginning of period	320,951,333	187,907,510
Cash and cash equivalents, end of period	$382,577,673	$293,776,720

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark) and Magna Bank (Magna) (jointly, the acquisitions) on July 31, 2015 and September 1, 2015, respectively. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance services, and comprehensive wealth management services, in its primary market areas of the Nashville-Davidson-Murfreesboro-Franklin, Tennessee, Knoxville, Tennessee, Chattanooga, Tennessee-Georgia and Memphis, Tennessee-Mississippi-Arkansas Metropolitan Statistical Areas.

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP).  All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Pinnacle Financial consolidated financial statements and related notes appearing in the 2015 Annual Report previously filed on Form 10-K.

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

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, determination of impairment of intangible assets, including goodwill, the valuation of deferred tax assets, and our investment portfolio, including other-than-temporary impairment. These financial statements should be read in conjunction with Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to Pinnacle Financial's significant accounting policies as disclosed in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2015.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the three months ended March 31, 2016 and March 31, 2015 was as follows:

	For the three months ended
	March 31, 2016	March 31, 2015
Cash Transactions:
Interest paid	$7,341,784	$3,426,798
Income taxes paid, net	10,556,737	8,217,500
Noncash Transactions:
Loans charged-off to the allowance for loan losses	9,226,906	2,649,708
Loans foreclosed upon and transferred to other real estate owned	-	-
Loans foreclosed upon and transferred to other assets	1,384,511	1,738,757

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income Per Common Share — Basic net income per common share (EPS) is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted.  The difference between basic and diluted weighted average shares outstanding is attributable to common stock options, common stock appreciation rights, restricted share awards, and restricted share unit awards. The dilutive effect of outstanding options, common stock appreciation rights, restricted share awards, and restricted share unit awards is reflected in diluted EPS by application of the treasury stock method. Approximately 552,327 restricted share units are not included in the weighted-average shares outstanding as they are deemed to be contingently issuable.

The following is a summary of the basic and diluted net income per share calculations for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Basic net income per share calculation:
Numerator - Net income	$27,965,264	$21,842,711

Denominator - Average common shares outstanding	40,082,805	35,041,203
Basic net income per share	$0.70	$0.62

Diluted net income per share calculation:
Numerator – Net income	$27,965,264	$21,842,711

Denominator - Average common shares outstanding	40,082,805	35,041,203
Dilutive shares contingently issuable	764,222	339,326
Average diluted common shares outstanding	40,847,027	35,380,529
Diluted net income per share	$0.68	$0.62

Mortgage Servicing Rights — In conjunction with the acquisition of Magna, Pinnacle Bank acquired a residential mortgage servicing portfolio which was recorded at fair value upon acquisition.  The residential mortgage servicing portfolio was recorded at $6.4 million as of December 31, 2015, net of related amortization.  During the first quarter of 2016, Pinnacle Bank sold the mortgage servicing rights associated with the $830 million Fannie Mae portfolio for $6.8 million, net of associated costs to sell.  The purchase agreement related to the sale of these rights includes certain clawback provisions which require Pinnacle Bank to reimburse the acquirer in the event certain conditions are met. Approximately $241,000 was recorded as income in the first quarter of 2016, with the remainder established as a reserve for any potential repurchase obligations.

Proposed merger with Avenue Financial Holdings, Inc. (Avenue) — On January 28, 2016, Pinnacle Financial entered into an Agreement and Plan of Merger (the Merger Agreement) by and between Pinnacle Financial and Avenue, a publicly traded bank holding company, pursuant to which Avenue will merge with and into Pinnacle Financial, with Pinnacle Financial continuing as the surviving corporation (the Avenue Merger). The separate existence of Avenue will cease to exist upon the effectiveness of the Avenue Merger. In connection with the execution of the Merger Agreement, Pinnacle Bank and Avenue Bank, Avenue's wholly owned bank subsidiary, also entered into an Agreement and Plan of Merger pursuant to which Avenue Bank will merge with and into Pinnacle Bank simultaneously with the consummation of the Avenue Merger.

Pursuant to the terms of the Merger Agreement, upon consummation of the Avenue Merger each holder of Avenue common stock issued and outstanding, subject to certain exceptions, will be eligible to receive 0.36 shares of Pinnacle Financial's common stock and an amount in cash equal to $2.00 for each share of Avenue common stock owned by them at the effective time of the Avenue Merger. As of the date of the Merger Agreement, Avenue had 10,322,055 shares of common stock issued and outstanding (including shares of restricted stock) and 257,639 outstanding stock options, all of which are, or will be, fully vested and exercisable prior to the closing of the Avenue Merger.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash will be paid in lieu of any fractional shares of Pinnacle Financial common stock that would otherwise be issued in the Avenue Merger based on the average closing price of Pinnacle Financial's common stock for the ten (10) trading days ending on the business day immediately preceding the closing date of the Avenue Merger. Additionally, any outstanding options to purchase shares of common stock of Avenue that are not vested will be accelerated prior to, but conditioned on the occurrence of, the closing of the Avenue Merger and all options that are not exercised prior to the closing shall be cancelled and the holders of any such options shall receive an amount in cash equal to the product of (x) the excess, if any, of $20.00 over the exercise price of each such option and (y) the number of shares of Avenue common stock subject to each such option.

Pinnacle Financial has filed a registration statement on Form S-4 with the Securities and Exchange Commission (the SEC) with respect to the issuance of its common stock in connection with the Avenue Merger.

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

Recently Adopted Accounting Pronouncements — In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs requiring that debt issuance costs related to a debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability. The guidance became effective on January 1, 2016.  As a result of the adoption of this standard, Pinnacle Financial reclassified approximately $870,000 of deferred financing costs from Other Assets to Subordinated Debt and Other Borrowings in the consolidated balance sheet as of December 31, 2015.

Note 2. Acquisitions

Investment - Bankers Healthcare Group, LLC. On February 1, 2015, Pinnacle Bank acquired a 30% interest in Bankers Healthcare Group (BHG) for $75 million in cash. On March 1, 2016, Pinnacle Bank and Pinnacle Financial increased their investment in BHG by 19% for a total investment in BHG of 49%. The additional 19% interest was acquired pursuant to a Membership Interest Purchase Agreement dated March 1, 2016 (Purchase Agreement). Pinnacle Financial and Pinnacle Bank acquired, pursuant to the Purchase Agreement, an additional 8.55% and 10.45%, respectively, of the outstanding membership interests in BHG in exchange for an amount of cash equal to $74.1 million (with $11.4 million paid by Pinnacle Financial and $62.7 million paid by Pinnacle Bank) and 860,470 shares of Pinnacle Financial common stock.

The 860,470 shares of Pinnacle Financial common stock issued at the closing of the investment were issued in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the Securities Act), and Rule 506 of Regulation D promulgated under the Securities Act. Subsequent to the issuance of the 860,470 shares, Pinnacle Financial filed with the SEC, a registration statement on Form S-3 covering the resale of such shares as a secondary offering to be made on a continuous basis pursuant to Rule 415 of the Securities Act.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At the closing of the investment, Pinnacle Financial, Pinnacle Bank and the other members of BHG entered into an Amended and Restated Limited Liability Company Agreement of BHG that provides for, among other things, the following terms: (i) the inability of any member of BHG to transfer its ownership interest in BHG without the consent of the other members of BHG for five years, other than transfers to family members, trusts or affiliates of the transferring member, in connection with the acquisition of Pinnacle Financial or Pinnacle Bank or as a result of a change in applicable law that forces Pinnacle Financial and/or Pinnacle Bank to divest their ownership interests in BHG; (ii) the inability of the board of management of BHG (of which Pinnacle Financial and Pinnacle Bank shall have the right to designate two of the five members (the Pinnacle Managers) to approve a sale of BHG without the consent of one of the Pinnacle Managers for four years; (iii) co-sale rights for Pinnacle Financial and Pinnacle Bank in the event the other members of BHG decide to sell all or a portion of their ownership interests after the above-described five-year limitation; and (iv) a right of first refusal for BHG and the other members of BHG in the event that Pinnacle Financial and/or Pinnacle Bank decide to sell all or a portion of their ownership interests after the above-described five-year limitation, except in connection with a transfer of their ownership interests to an affiliate or in connection with the acquisition of Pinnacle Financial or Pinnacle Bank.

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

Acquisition - CapitalMark Bank & Trust. On July 31, 2015, Pinnacle Financial consummated its merger with CapitalMark Bank & Trust (CapitalMark). Pursuant to the terms of the Agreement and Plan of Merger dated as of April 7, 2015 by and among Pinnacle Financial, Pinnacle Bank, and CapitalMark (the CapitalMark Merger Agreement), CapitalMark merged with and into Pinnacle Bank, with Pinnacle Bank continuing as the surviving corporation (the CapitalMark Merger).
The following summarizes consideration paid and a preliminary allocation of purchase price to net assets acquired (dollars in thousands):

	Number of Shares	Amount
Equity consideration:
Common stock issued	3,306,184	$175,525
Fair value of stock options assumed		30,430
Total equity consideration		$205,955

Non-equity consideration - Cash		19,675
Total consideration paid		$225,630

Allocation of total consideration paid:
Fair value of net assets assumed including estimated identifiable intangible assets		$67,432
Goodwill		158,198
		$225,630

  Acquisition of Magna Bank. On September 1, 2015, Pinnacle Financial consummated its previously announced acquisition of Magna Bank ("Magna"). Pursuant to the terms of the Agreement and Plan of Merger dated as of April 28, 2015 by and among Pinnacle Financial, Pinnacle Bank and Magna (the Magna Merger Agreement), Magna merged with and into Pinnacle Bank, with Pinnacle Bank continuing as the surviving corporation (the Magna Merger).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
  The following summarizes consideration paid and a premilinary allocation of purchase price to net assets acquired (dollars in thousands):
	Number of Shares	Amount
Equity consideration:
Common stock issued	1,371,717	$63,538
Total equity consideration		$63,538

Non-equity consideration
Cash paid to redeem common stock		$19,453
Cash paid to exchange outstanding stock options		847
Total consideration paid		$83,838

Allocation of total consideration paid:
Fair value of net assets assumed including estimated identifiable intangible assets		$52,371
Goodwill		31,467
		$83,838

  Pinnacle Financial accounted for the aforementioned completed mergers under the acquisition method in accordance with ASC Topic 805. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of merger. The following purchase price allocations on the completed mergers are preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities. Upon receipt of final fair value estimates, which must be within one year of the merger dates, Pinnacle Financial will make any final adjustments to the purchase price allocation and prospectively adjust any goodwill recorded. Material adjustments to merger date estimated fair values would be recorded in the period in which the merger occurred, and as a result, previously reported results are subject to change. Information regarding Pinnacle Financial's loan discount and related deferred tax asset, core deposit intangible asset and related deferred tax liability, as well as income taxes payable and the related deferred tax balances recorded in the mergers, may be adjusted as Pinnacle Financial refines its estimates. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the merger. Pinnacle Financial may incur losses on the acquired loans that are materially different from losses Pinnacle Financial originally projected.
The acquired assets and liabilities, as well as the preliminary adjustments to record the assets and liabilities at their estimated fair values, are presented in the following tables (in thousands):
CapitalMark
	As of July 31, 2015
	CapitalMark Historical Cost Basis	Preliminary Fair Value Adjustments		As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$28,021	$-		$28,021
Investment securities(1)	150,799	(399)		150,400
Loans(2)	880,115	(22,600)	(6)	857,515
Mortgage loans held for sale	1,791	-		1,791
Other real estate owned	1,728	-		1,728
Core deposit intangible(3)	-	6,193		6,193
Other assets(6)(7)	37,252	6,566		43,818
Total Assets	$1,099,706	$(10,240)		$1,089,466

Liabilities
Interest-bearing deposits(4)	$758,492	$891		$759,383
Non-interest bearing deposits	193,798	-		193,798
Borrowings(5)	32,874	228		33,102
Other liabilities	35,751	-		35,751
Total Liabilities	$1,020,915	$1,119		$1,022,034
Net Assets Acquired	$78,791	$(11,359)		$67,432

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(3)	The amount represents the fair value of the core deposit intangible asset representing the intangible value of the deposit base created in the acquisition.
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

(6)
During 2016, an additional adjustment of $400,000 to goodwill was made to reduce the value of an acquired investment to zero after determining the investment was worthless. Further a reduction in the loan fair value adjustment was recorded upon the receipt of the final loan mark valuation in the amount of $206,000.

(7)
The amount represents the deferred tax asset recognized on the fair value adjustment of CapitalMark's acquired assets and assumed liabilities as well as the fair value adjustment on premises and equipment.

Magna
	As of September 1, 2015
	Magna Historical Cost Basis	Preliminary Fair Value Adjustments		As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$17,832	$-		$17,832
Investment securities(1)	60,018	(280)		59,738
Loans(2)	453,108	(10,760)	(8)	442,348
Mortgage loans held for sale	18,886	-		18,886
Other real estate owned(3)	1,471	139		1,610
Core deposit intangible(4)	-	3,170		3,170
Other assets(5)	32,974	4,216		37,190
Total Assets	$584,289	$(3,515)		$580,774

Liabilities
Interest-bearing deposits(6)	$402,535	$1,268		$403,803
Non-interest bearing deposits	48,851	-		48,851
Borrowings(7)	46,900	506		47,406
Other liabilities	28,343	-		28,343
Total Liabilities	$526,629	$1,774		$528,403
Net Assets Acquired	$57,660	$(5,289)		$52,371
Explanation of certain fair value adjustments:
(1)	The amount represents the adjustment of the book value of Magna's investment securities to their estimated fair value on the date of acquisition.
(2)
The amount represents the adjustment of the net book value of Magna's loans to their estimated fair value based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.

(3)	The amount represents the adjustment to the book value of Magna's OREO to fair value on the date of acquisition.
(4)	The amount represents the fair value of the core deposit intangible asset representing the intangible value of the deposit base created in the acquisition.
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

(8)	A reduction in the loan fair value adjustment was recorded upon receipt of the final loan mark valuation in the amount of $426,000.

Note 3. Equity method investment

Upon its initial investment in BHG, Pinnacle Bank accounted for this investment pursuant to the equity method for unconsolidated subsidiaries and recognized its interest in BHG's profits and losses in noninterest income with corresponding adjustments to the BHG investment account.  Because BHG has been determined to be a voting interest entity of which Pinnacle Financial and Pinnacle Bank control less than a majority of the board seats following the closing of the additional investment in March 2016, this investment does not require consolidation and will continue to be accounted for pursuant to the equity method of accounting.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The equity method of accounting requires that embedded goodwill and intangibles should be identified, tested for impairment and amortized over their useful life within the equity method investment line of the balance sheet. Amortization expense associated with BHG's customer list and data processing capabilities is netted within income from equity method investments. At March 31, 2016, Pinnacle Financial has recorded estimated embedded goodwill of $139.1 million and $16.0 million, net of related amortization, for technology, trade name and customer relationship intangibles compared to $50.6 million and $5.1 million, respectively, as of December 31, 2015. Pinnacle has not yet completed the purchase accounting for the subsequent investment in BHG and the estimates of equity embedded goodwill and intangible assets are considered preliminary as of March 31, 2016. During the first quarter of 2016, Pinnacle Financial recorded earnings of $5.5 million, net of approximately $370,000 in intangible amortization expense compared to recorded earnings of $3.6 million, net of approximately $400,000 in intangible amortization expense for the three months ended March 31, 2015. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profit from intercompany transactions are eliminated as a part of consolidation. As part of ongoing business transacted with BHG, Pinnacle Bank purchased loans from BHG totaling $2.2 million during the year ended December 31, 2015. No loans were purchased for the period ended March 31, 2016.

A summary of BHG's financial position as of March 31, 2016 and December 31, 2015 and results of operations for the three months ended March 31, 2016 and 2015, were as follows (in thousands):

Banker's Healthcare Group
($ in thousands)
	As of
	March 31, 2016	December 31, 2015

Assets	$208,244	220,578

Liabilities	141,445	137,147
Membership interests	66,799	83,431
Total liabilities and membership	$208,244	220,578

	For the three months ended
	March 31, 2016	March 31, 2015

Revenues	$31,288	27,045
Net income, pre-tax	$12,154	14,384

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	130,459	75	1,067	129,467
Mortgage-backed agency securities	657,409	9,693	1,393	665,709
State and municipal securities	157,422	8,358	35	165,745
Asset-backed securities	48,225	-	1,212	47,013
Corporate notes and other	8,733	683	20	9,396
	$1,002,248	$18,809	$3,727	$1,017,330
Securities held-to-maturity:
State and municipal securities	$31,089	$435	$3	$31,521
	$31,089	$435	$3	$31,521

December 31, 2015:
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	131,499	3	3,309	128,193
Mortgage-backed agency securities	581,998	5,948	5,030	582,916
State and municipal securities	158,072	7,094	124	165,042
Asset-backed securities	49,598	8	805	48,801
Corporate notes and other	9,541	589	17	10,113
	$930,708	$13,642	9,285	$935,065
Securities held-to-maturity:
State and municipal securities	$31,377	$257	$48	$31,586
	$31,377	$257	$48	$31,586

At March 31, 2016, approximately $828.5 million of securities within Pinnacle Financial's investment portfolio were either pledged to secure public funds and other deposits or securities sold under agreements to repurchase.  At March 31, 2016 repurchase agreements comprised of secured borrowings totaled $62.8 million and were secured by $62.8 million of pledged U.S. government agency securities, municipal securities, asset backed securities, and corporate debentures.  The fair value of securities pledged to secure repurchase agreements may decline.   As the fair value of securities pledged to secure repurchase agreements may decline, the company regularly evaluates its need to pledge additional securities to remain adequately secured.

The amortized cost and fair value of debt securities as of March 31, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
March 31, 2016:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,392	$5,418	$1,212	$1,214
Due in one year to five years	33,915	36,365	8,629	8,704
Due in five years to ten years	191,294	196,034	12,745	13,014
Due after ten years	66,013	66,791	8,503	8,589
Mortgage-backed securities	657,409	665,709	-	-
Asset-backed securities	48,225	47,013	-	-
	$1,002,248	$1,017,330	$31,089	$31,521

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2016 and December 31, 2015, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2016

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	16,755	712	41,188	355	57,943	1,067
Mortgage-backed securities	122,091	549	69,670	844	191,761	1,393
State and municipal securities	899	12	4,404	26	5,303	38
Asset-backed securities	32,802	917	14,210	295	47,012	1,212
Corporate notes	1,232	20	-	-	1,232	20
Total temporarily-impaired securities	$173,779	$2,210	$129,472	$1,520	$303,251	$3,730

At December 31, 2015

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	61,903	1,702	65,538	1,607	127,441	3,309
Mortgage-backed securities	338,230	2,789	103,003	2,241	441,233	5,030
State and municipal securities	6,509	38	6,135	134	12,644	172
Asset-backed securities	41,466	798	3,539	7	45,005	805
Corporate notes	2,554	17	-	-	2,554	17
Total temporarily-impaired securities	$450,662	$5,344	$178,215	$3,989	$628,877	$9,333

The applicable dates for determining when securities are in an unrealized loss position are March 31, 2016 and December 31, 2015. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended March 31, 2016 and December 31, 2015, but is in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at March 31, 2016, Pinnacle Financial had approximately $3.7 million in unrealized losses on $303.3 million of securities. The unrealized losses associated with these investment securities are driven by changes in interest rates and the unrealized loss is recorded as a component of equity.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at March 31, 2016, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

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

Pinnacle Financial uses five loan categories: commercial real estate mortgage, consumer real estate mortgage, construction and land development, commercial and industrial, and consumer and other.
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

Commercial loans receive risk ratings assigned by a financial advisor and approved by a senior credit officer subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators.  At March 31, 2016, approximately 74.55% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real-estate mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table outlines the amount of each loan classification categorized into each risk rating category as of March 31, 2016 and December 31, 2015 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
March 31, 2016
Accruing loans
Pass	$2,285,128	$1,013,661	$746,663	$2,314,663	$242,170	$6,602,285
Special Mention	15,494	2,789	2,537	39,791	106	60,717
Substandard (1)	34,518	12,250	7,686	57,939	61	112,454
Total	2,335,140	1,028,700	756,886	2,412,393	242,337	6,775,456
Impaired loans
Nonaccrual loans(2)
Substandard-nonaccrual	5,356	10,178	7,193	15,959	3,742	42,428
Doubtful-nonaccrual	2	2	-	92	-	96
Total nonaccrual loans	5,358	10,180	7,193	16,051	3,742	42,524
Troubled debt restructurings(3)
Pass	222	404	-	292	27	945
Special Mention	-	247	-	-	-	247
Substandard	-	2,838	-	5,920	-	8,758
Total troubled debt restructurings	222	3,489	-	6,212	27	9,950
Total impaired loans	5,580	13,669	7,193	22,263	3,769	52,474
Total loans	$2,340,720	$1,042,369	$764,079	$2,434,656	$246,106	$6,827,930

December 31, 2015
Accruing loans
Pass	$2,217,639	$1,020,239	$732,662	$2,143,006	$239,874	$6,353,420
Special Mention	18,162	1,894	1,133	26,037	118	47,344
Substandard (1)	33,638	11,346	6,295	53,671	74	105,024
Total	2,269,439	1,033,479	740,090	2,222,714	240,066	6,505,788
Impaired loans
Nonaccrual loans(2)
Substandard-nonaccrual	5,819	9,344	7,607	1,591	4,902	29,263
Doubtful-nonaccrual	2	2	-	92	-	96
Total nonaccrual loans	5,821	9,346	7,607	1,683	4,902	29,359
Troubled debt restructurings(3)
Pass	223	409	-	553	28	1,213
Special Mention	-	422	-	-	-	422
Substandard	-	2,861	-	3,592	-	6,453
Total troubled debt restructurings	223	3,692	-	4,145	28	8,088
Total impaired loans	6,044	13,038	7,607	5,828	4,930	37,447
Total loans	$2,275,483	$1,046,517	$747,697	$2,228,542	$244,996	$6,543,235

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of nonaccrual loans and troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $112.5 million at March 31, 2016, compared to $105.0 million at December 31, 2015.

(2)	Included in nonaccrual loans at March 31, 2016 and December 31, 2015 are $10.8 million and $12.1 million, respectively, in purchase credit impaired loans acquired with deteriorated credit quality.
(3)	Troubled debt restructurings are presented as an impaired loan; however, they continue to accrue interest at contractual rates.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2016 and December 31, 2015, all loans classified as nonaccrual were deemed to be impaired. The principal balances of these nonaccrual loans amounted to $42.5 million and $29.4 million at March 31, 2016 and December 31, 2015, respectively, and are included in the tables above.  For the three months ended March 31, 2016, the average balance of nonaccrual loans was $43.7 million compared to $21.6 million for the year ended December 31, 2015. Pinnacle Financial's policy is that the discontinuation of the accrual of interest income will occur when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date the above mentioned loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized approximately $31,000 in interest income from cash payments received on nonaccrual loans during the three months ended March 31, 2016, and $308,000 in interest income from cash payments received on nonaccrual loans during the year ended December 31, 2015. Had these nonaccruing loans been on accruing status, interest income would have been higher by $280,000 for the three months ended March 31, 2016 and by $333,000 for the three months ended March 31, 2015.

The following table details the recorded investment, unpaid principal balance and related allowance and average recorded investment of our nonaccrual loans at March 31, 2016 and December 31, 2015 by loan classification and the amount of interest income recognized on a cash basis throughout the fiscal year-to-date period then ended, respectively, on these loans that remain on the balance sheets (in thousands):

	At March 31, 2016			For the three months ended March 31, 2016
	Recorded investment	Unpaid principal balance(1)	Related allowance(2)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$3,826	$4,491	$-	$3,854	$-
Consumer real estate – mortgage	4,431	4,916	-	4,462	-
Construction and land development	7,122	7,526	-	7,320	31
Commercial and industrial	14,747	17,252	-	15,451	-
Consumer and other	385	409	-	386	-
Total	$30,511	$34,594	$-	$31,473	$31

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,532	$1,536	$197	$1,548	$-
Consumer real estate – mortgage	5,749	5,665	529	5,815	-
Construction and land development	71	68	256	74	-
Commercial and industrial	1,304	1,294	1,056	1,128	-
Consumer and other	3,357	3,878	236	3,702	-
Total	$12,013	$12,441	$2,274	$12,267	$-
Total nonaccrual loans	$42,524	$47,035	$2,274	$43,740	$31

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At December 31, 2015			For the year ended December 31, 2015
	Recorded investment	Unpaid principal balance(1)	Related allowance(2)	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$4,411	$5,659	$-	$2,253	$-
Consumer real estate – mortgage	5,596	6,242	-	3,067	-
Construction and land development	7,531	7,883	-	4,317	308
Commercial and industrial	1,420	3,151	-	1,527	-
Consumer and other	-	-	-	-	-
Total	$18,958	$22,935	$-	$11,164	$308

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,410	$1,661	$20	$1,466	$-
Consumer real estate – mortgage	3,750	4,098	616	3,815	-
Construction and land development	76	125	12	87	-
Commercial and industrial	263	281	19	168	-
Consumer and other	4,902	5,341	3,002	4,913	-
Total	$10,401	$11,506	$3,669	$10,449	$-
Total nonaccrual loans	$29,359	$34,441	$3,669	$21,613	$308

(1)	Unpaid principal balance presented net of fair value adjustments recorded in conjunction with purchase accounting.
(2)	Collateral dependent loans are typically charged-off to their net realizable value and no specific allowance is carried related to those loans.

Loans acquired with deteriorated credit quality are recorded pursuant to the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and are referred to as purchase credit impaired loans.

The following table provides a rollforward of purchase credit impaired loans from December 31, 2015 through March 31, 2016 (in thousands):

	Gross Contractual Receivable	Accretable Yield	Nonaccretable Yield	Carrying Value

December 31, 2015	$16,274	$-	$(4,143)	$12,131
Year-to-date settlements	(1,484)	-	154	(1,330)
Additional fundings	54	-	-	54
March 31, 2016	$14,855	$-	$(3,989)	$10,855

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

At both March 31, 2016 and December 31, 2015, there were $10.0 million and $8.1 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within our Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table outlines the amount of each loan category where troubled debt restructurings were made during the three months ended March 31, 2016 and 2015 (dollars in thousands):

Three months ended March 31,
2016	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	-	$-	$-
Consumer real estate – mortgage	-	-	-
Construction and land development	-	-	-
Commercial and industrial	1	2,333	1,536
Consumer and other	-	-	-
	1	$2,333	$1,536

2015
Commercial real estate – mortgage	-	$-	$-
Consumer real estate – mortgage	-	-	-
Construction and land development	-	-	-
Commercial and industrial	1	434	337
Consumer and other	-	-	-
	1	$434	$337

During the three months ended March 31, 2016 and 2015, Pinnacle Financial did not have any troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

The table below presents past due balances by loan classification and segment at March 31, 2016 and December 31, 2015, allocated between accruing and nonaccrual status (in thousands):

March 31, 2016	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$4,509	$-	$4,509	$4,545	$1,090,617	$1,099,671
All other	296	-	296	813	1,239,940	1,241,049
Consumer real estate – mortgage	2,432	16	2,448	10,180	1,029,741	1,042,369
Construction and land development	2,220	770	2,990	7,193	753,896	764,079
Commercial and industrial	2,347	3,225	5,572	16,051	2,413,033	2,434,656
Consumer and other	5,704	544	6,248	3,742	236,116	246,106
	$17,508	$4,555	$22,063	$42,524	$6,763,343	$6,827,930

December 31, 2015
Commercial real estate:
Owner-occupied	$-	$-	$-	$5,103	$1,078,394	$1,083,497
All other	-	-	-	718	1,191,268	1,191,986
Consumer real estate – mortgage	6,380	1,396	7,776	9,346	1,029,395	1,046,517
Construction and land development	309	-	309	7,607	739,781	747,697
Commercial and industrial	4,798	-	4,798	1,683	2,222,061	2,228,542
Consumer and other	6,721	373	7,094	4,902	233,000	244,996
	$18,208	$1,769	$19,977	$29,359	$6,493,899	$6,543,235

(1)	Approximately $26.3 million and $19.0 million of nonaccrual loans as of March 31, 2016 and December 31, 2015, respectively, were performing pursuant to their contractual terms at those dates.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the allowance allocation by loan classification and accrual status at March 31, 2016 and December 31, 2015 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Commercial real estate –mortgage	$13,306	$15,452	$197	$20	$48	$41	$13,551	$15,513
Consumer real estate – mortgage	5,880	6,109	529	616	760	495	7,169	7,220
Construction and land development	3,686	2,891	256	12	-	-	3,942	2,903
Commercial and industrial	21,735	22,669	1,056	19	1,353	955	24,144	23,643
Consumer and other	11,616	12,609	236	3,002	6	5	11,858	15,616
Unallocated	-	-	-	-	-	-	1,575	537
	$56,223	$59,730	$2,274	$3,669	$2,167	$1,496	$62,239	$65,432

(1)
Troubled debt restructurings of $10.0 million and $8.1 million as of both March 31, 2016 and December 31, 2015, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

The following table details the changes in the allowance for loan losses from December 31, 2014 to December 31, 2015 to March 31, 2016 by loan classification and the allocation of the allowance for loan losses (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570	$3,272	$67,359
Charged-off loans	(384)	(365)	(190)	(2,207)	(18,002)	-	(21,148)
Recovery of previously charged-off loans	85	874	1,479	1,730	5,865	-	10,033
Provision for loan losses	(6,390)	1,287	(4,110)	(5,047)	26,183	(2,735)	9,188
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616	$537	$65,432

Collectively evaluated for impairment	$15,452	$6,109	$2,891	$22,669	$12,609		$59,730
Individually evaluated for impairment	61	1,111	12	974	3,007		5,165
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616		$65,432

Loans:
Collectively evaluated for impairment	$2,269,439	$1,033,479	$740,090	$2,222,714	$240,066		$6,505,788
Individually evaluated for impairment	2,420	8,986	3,689	5,288	4,930		25,313
Loans acquired with deteriorated credit quality	3,624	4,052	3,918	540	-		12,134
Balance at December 31, 2015	$2,275,483	$1,046,517	$747,697	$2,228,542	$244,996		$6,543,235

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616	$537	$65,432
Charged-off loans	-	(199)	-	(1,624)	(7,404)	-	(9,227)
Recovery of previously charged-off loans	58	85	25	1,433	540	-	2,141
Provision for loan losses	(2,020)	63	1,014	692	3,106	1,038	3,893
Balance at March 31, 2016	$13,551	$7,169	$3,942	$24,144	$11,858	$1,575	$62,239

Collectively evaluated for impairment	$13,306	$5,880	$3,686	$21,735	$11,616		$56,223
Individually evaluated for impairment	245	1,289	256	2,409	242		4,441
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at March 31, 2016	$13,551	$7,169	$3,942	$24,144	$11,858		$62,239

Loans:
Collectively evaluated for impairment	$2,335,140	$1,028,700	$756,886	$2,412,393	$242,337		$6,775,456
Individually evaluated for impairment	3,025	10,353	3,642	21,215	3,384		41,619
Loans acquired with deteriorated credit quality	2,555	3,316	3,551	1,048	385		10,855
Balance at March 31, 2016	$2,340,720	$1,042,369	$764,079	$2,434,656	$246,106		$6,827,930

The adequacy of the allowance for loan losses is assessed at the end of each calendar quarter using a migration analysis compiled using loss data over the previous 24 quarters. The level of the allowance is based upon evaluation of the loan portfolio, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, historical loss experience, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The allowance for loan losses for purchased loans is calculated similarly to the method utilized for legacy Pinnacle Bank loans. Pinnacle Financial's accounting policy is to compare the computed allowance for loan losses for purchased loans to any remaining fair value adjustment. If the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a charge to the provision for loan losses.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industry.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at March 31, 2016 with the comparative exposures for December 31, 2015 (in thousands):

	at March 31, 2016
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2015

Lessors of nonresidential buildings	$874,814	$232,748	$1,107,562	$1,078,211
Lessors of residential buildings	398,569	173,805	572,374	500,266

At March 31, 2016, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $10.5 million to current directors, executive officers, and their related entities, of which $7.4 million had been drawn upon. At December 31, 2015, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $14.5 million to directors, executive officers, and their related entities, of which approximately $11.4 million had been drawn upon. None of these loans to directors, executive officers, and their related entities were impaired at March 31, 2016 or December 31, 2015.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2016, Pinnacle Financial had approximately $10.5 million in commercial loans held for sale. These loans held for sale consist solely of apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank, and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

Residential Lending

At March 31, 2016, Pinnacle Financial had approximately $35.4 million of mortgage loans held-for-sale compared to approximately $47.9 million at December 31, 2015. Total loan volumes sold during the three months ended March 31, 2016 were approximately $163.9 million compared to approximately $95.8 million for the three months ended ended March 31, 2015. During the three months ended March 31, 2016, Pinnacle Financial recognized $3.6 million in gains on the sale of these loans, net of commissions paid, compared to $1.9 million during the three months ended March 31, 2015.

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

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions related to State income tax filings is as follows (in thousands):

	Three months ended March 31,
	2016	2015
Beginning of period	$196	$391
Increases due to tax positions taken during the current year	-	-
Increases due to tax positions taken during a prior year	-	-
Decreases due to the lapse of the statute of limitations during the current year	-	-
Decreases due to settlements with the taxing authorities during the current year	-	-
Balance at March 31,	$196	$391

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The total amount of interest and penalties recorded in the income statement for the three months ended March 31, 2015 was $9,600. No interest and penalties were recorded for the three months ended March 31, 2016.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pinnacle Financial's effective tax rate for the three months ended March 31, 2016 was 33.1% compared to 33.0% for the three months ended March 31, 2015.  The difference between the effective tax rate and the Federal and State income tax statutory rate of 39.23% is primarily attributable to our investments in bank qualified municipal securities, investments in low-rate housing loans that qualify for Tennessee state excise tax credits and bank-owned life insurance, offset in part by meals and entertainment, a portion of which is non-deductible.

Note 7.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2016, these commitments amounted to $2.5 billion.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At March 31, 2016, these commitments amounted to $100.9 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments.  At each of March 31, 2016 and December 31, 2015, Pinnacle Financial had accrued $1.4 million for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management, the resolution of these claims outstanding at March 31, 2016 will not have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 8.  Stock Options, Stock Appreciation Rights and Restricted Shares

As described more fully in the Annual Report on Form 10-K, as of March 31, 2016, Pinnacle Financial has one equity incentive plan under which it is able to grant awards, the 2014 Equity Incentive Plan (the "2014 Plan") and has assumed the stock option plan (the CapitalMark Option Plan) of CapitalMark in connection with the CapitalMark Merger. In addition, awards previously granted remain outstanding under equity plans previously adopted by Pinnacle Financial's Board of Directors or assumed in connection with acquisitions of Mid-America Bancshares, Inc. and Cavalry Bancorp, Inc. No new awards may be granted under these other plans or the CapitalMark Option Plan.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total shares available for issuance under the 2014 Plan were approximately 918,080 shares as of March 31, 2016, inclusive of shares returned to plan reserves during the three months ended March 31, 2016. The 2014 Plan also permits Pinnacle Financial to reissue awards currently outstanding that are subsequently forfeited, settled in cash or expired unexercised and returned to the 2014 Plan.

Common Stock Options and Stock Appreciation Rights

As of March 31, 2016, there were 1,096,171 stock options and 2,481 stock appreciation rights outstanding to purchase common shares.  A summary of the stock option and stock appreciation rights activity within the equity incentive plans during the three months ended March 31, 2016 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2015	1,251,601	$21.23	2.54	$37,714	(1)
Granted	-
Exercised	(152,949)
Stock appreciation rights exercised	-
Forfeited	-
Outstanding at March 31, 2016	1,098,652	$21.02	2.58	$30,433	(2)
Options exercisable at March 31, 2016	1,098,652	$21.02	2.58	$30,433	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $51.36 per common share at December 31, 2015 for the 1,251,601 options and stock appreciation rights that were in-the-money at December 31, 2015.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $49.06 per common share at March 31, 2016 for the 1,098,652 options and stock appreciation rights that were in-the-money at March 31, 2016.

Compensation costs related to unvested stock options granted under Pinnacle Financial's equity incentive plan had been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

Additionally, the 2014 Plan provides for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards outstanding as of March 31, 2016 under this plan.

A summary of activity for unvested restricted share awards for the three months ended March 31, 2016 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2015	866,314	$31.39
Shares awarded	91,033
Conversion of restricted share units to restricted share awards	43,694
Restrictions lapsed and shares released to associates/directors	(189,843)
Shares forfeited(1)	(7,265)
Unvested at March 31, 2016	803,933	$33.15

(1)	Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and, in the case of executive management, performance vesting criteria. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the three months ended March 31, 2016:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants(5)	Shares Unvested
Time Based Awards
2016	Associates(2)	5	74,429	-	-	74,429

Performance Based Awards
2016	Leadership team(3)	-(3)	43,694	-	-	43,694

Outside Director Awards(4)
2016	Outside directors	1	16,604	-	-	16,604

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
(3)
Reflects conversion of restricted share units issued in prior years to restricted share awards. The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain soundness targets over each year of the subsequent vesting period. Half of the awards include a four year vesting period while the remainder include a three year vesting period.

(4)
Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan.  Restrictions lapse on the one year anniversary date of the award based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend.

(5)
These shares represent forfeitures resulting from recipients whose employment terminated during the year-to-date period ended March 31, 2016. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by the Company at the time of termination.

Compensation expense associated with the time-based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total grant date fair value. Compensation expense associated with performance-based restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a schedule consistent with the nature of the award. For the three months ended March 31, 2016, Pinnacle Financial recognized approximately $1.9 million in compensation costs attributable to restricted share awards, compared to $1.4 million for the three months ended March 31, 2015.

Restricted Share Units

Pinnacle Financial grants restricted share units to the senior executive officers and other members of the Leadership Team annually. The senior executive officers' restricted share unit award typically includes a range of shares that may be earned from the target level of performance to the maximum level of performance. The Leadership Team awards are granted at the target level of performance.  Restricted share units awarded prior to 2015 will convert to a number of restricted share awards based on the achievement of certain performance metrics for each of the fiscal years to which the award relates, with the restrictions on the restricted shares issued in settlement of the restricted share units lapsing if Pinnacle Bank achieves certain soundness levels in subsequent years. Beginning in 2015, the awards will be settled in shares of freely tradeable common stock of Pinnacle Financial if the one year performance metrics and subsequent one-year service period requirements are met and subsequent soundness targets are achieved. The performance metrics for each of the performance periods is established concurrently with the award of the restricted share unit grants by the Human Resources Compensation Committee. The awards may be issued with a post-vest holding period, as shown below.  During the post-vest holding period, the shares will not be released to the recipient and cannot be transferred, subject to limited exceptions, but will continue to accrue dividends until the awards are released, which is expected to be commensurate with the filing of Pinnacle Financial's Annual Report on Form 10-K for the prescribed year.  These restricted share units are being expensed based on the requisite service period of the underlying tranche of the award. Each period, the number of shares that is expected to lapse to the recipient is reevaluated and the associated compensation expense is adjusted accordingly. The expense is accrued using an anticipated performance level for the senior executive officers between the target and maximum performance levels and at the target performance level for the Leadership Team.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the restricted share unit awards outstanding at March 31, 2016:

	Units Awarded
Grant year	Named Executive Officers (NEOs)(1)	Leadership Team other than NEOs	Applicable Performance Periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Holding period per tranche (in years)	Shares settled into RSAs as of period end(2)
2016(1)	73,474-110,223	26,683	2016	2	3	N/A
			2017	2	2	N/A
			2018	2	1	N/A

2015(2)	58,200-101,850	28,378	2015	2	3	N/A
			2016	2	2	N/A
			2017	2	1	N/A

2014(3)	58,404-102,209	29,087	2014	5		21,856
			2014	4		21,856
			2015	4		21,847
			2015	3		21,847
			2016	3
			2016	2

(1)	The named executive officers are awarded a range of awards that may be earned based on attainment of goals between a target level of performance and a maximum level of performance.
(2)	Restricted stock unit awards granted in 2016 and 2015 will be earned and settled in shares of Pinnacle Financial common stock.
(3)
Forfeiture restrictions on one half of the units previously settled with the issuance of restricted shares will lapse commensurate with the filing of Pinnacle Financial's Form 10-K for the year ended December 31, 2017 while the restrictions on the other one half of the shares will lapse with the filing of Pinnacle Financial's Form 10-K for the year ended December 31, 2018, in each case if Pinnacle Bank achieves the soundness targets applicable to such shares as of fiscal year end dates.

Stock compensation expense related to restricted stock units totaled $771,000 and $298,000 for the three months ended March 31, 2016 and 2015, respectively.

Note 9.  Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years.  During the three months ended March 31, 2016, Pinnacle Bank paid $6.4 million in dividends to Pinnacle Financial.  As of March 31, 2016, Pinnacle Bank could pay approximately $146.9 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Pinnacle Financial increased its quarterly dividend to $0.14 beginning in the first quarter of 2016. The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

Pinnacle Financial and Pinnacle Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and Pinnacle Bank must meet specific guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The minimum capital level requirements applicable to bank holding companies and banks are:

(i) a new common equity Tier 1 capital ratio of 4.5%;
(ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%);
(iii) a total risk-based capital ratio of 8% (unchanged from current rules);
(iv) a Tier 1 leverage ratio of 4% for all institutions.

The capital level requirements also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following required ratios once the capital conservation buffer is fully phased in:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(i) a common equity Tier 1 risk-based capital ratio of 7%,
(ii) a Tier 1 risk-based capital ratio of 8.5%, and
(iii) a total risk-based capital ratio of 10.5%.

As of January 1, 2016, compliance with the capital conservation buffer is determined by increasing the capital ratio minimum by 0.625% for the capital ratio with the least spread between regulatory minimum and calculated ratios. The buffer will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Management believes, as of March 31, 2016, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2016

Total capital to risk weighted assets:
Pinnacle Financial	$918,456	11.1%	$664,333	8.0%	$830,416	10.0%
Pinnacle Bank	$882,941	10.7%	$663,466	8.0%	$829,333	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$726,580	8.7%	$498,250	6.0%	$664,333	8.0%
Pinnacle Bank	$691,065	8.3%	$497,600	6.0%	$663,466	8.0%
Common equity Tier I capital to risk weighted assets
Pinnacle Financial	$646,458	7.8%	$373,687	4.5%	$539,771	6.5%
Pinnacle Bank	$690,942	8.3%	$373,200	4.5%	$539,066	6.5%
Tier I capital to average assets (*):
Pinnacle Financial	$726,580	8.8%	$330,435	4.0%	$413,043	NA
Pinnacle Bank	$691,065	8.4%	$330,244	4.0%	$412,805	5.0%

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

A summary of Pinnacle Financial's interest rate swaps related to customers as of March 31, 2016 and December 31, 2015 is included in the following table (in thousands):

	March 31, 2016		December 31, 2015
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$470,055	$28,356	$396,112	$16,130
Pay variable / receive fixed swaps	470,055	(28,716)	396,112	(16,329)
Total	$940,110	$(360)	$792,224	$(199)

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

					March 31, 2016		December 31, 2015
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(1)	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income
Interest Rate Swap	$33,000	3 month LIBOR	2.265%	April 2016- April 2020	$(1,595)	$(969)	$(784)	$(476)
Interest Rate Swap	33,000	3 month LIBOR	2.646%	April 2016- April 2022	(2,766)	(1,681)	(1,478)	(898)
Interest Rate Swap	33,000	3 month LIBOR	2.523%	Oct. 2016- Oct. 2020	(1,837)	(1,116)	(908)	(552)
Interest Rate Swap	33,000	3 month LIBOR	2.992%	Oct. 2017- Oct. 2021	(2,067)	(1,256)	(1,112)	(676)
Interest Rate Swap	34,000	3 month LIBOR	3.118%	April 2018- July 2022	(2,159)	(1,312)	(1,170)	(711)
Interest Rate Swap	34,000	3 month LIBOR	3.158%	July 2018- Oct. 2022	(2,134)	(1,297)	(1,158)	(704)
	$200,000				$(12,558)	$(7,631)	$(6,610)	$(4,017)

(1)	No cash will be exchanged prior to the beginning of the term.

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

					March 31, 2016		December 31, 2015
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(2)	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income
Interest Rate Swap	$27,500	2.090%	1 month LIBOR	July 2014 - July 2021	$1,321	$803	$663	$403
Interest Rate Swap	25,000	2.270%	1 month LIBOR	July 2014 - July 2022	1,826	1,110	968	588
Interest Rate Swap	27,500	2.420%	1 month LIBOR	July 2014 - July 2023	2,393	1,454	1,320	802
Interest Rate Swap	30,000	2.500%	1 month LIBOR	July 2014 - July 2024	2,421	1,471	1,333	810
Interest Rate Swap	15,000	1.048%	1 month LIBOR	August 2015 - August 2018	114	69	(46)	(28)
Interest Rate Swap	15,000	1.281%	1 month LIBOR	August 2015 - August 2019	222	135	(34)	(21)
Interest Rate Swap	15,000	1.470%	1 month LIBOR	August 2015 - August 2020	329	200	(14)	(9)
	$155,000				$8,626	$5,242	$4,190	$2,545

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  The cash flow hedges were determined to be fully effective during the period presented. And therefore, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in fair value recorded in accumulated other comprehensive (loss) income, net of tax. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive (loss) income would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Pinnacle Financial expects the hedges to remain fully effective during the remaining terms of the swaps. Pinnacle Financial does not expect any amounts to be reclassified from accumulated other comprehensive (loss) income related to these swaps over the next twelve months.

Note 11.  Fair Value of Financial Instruments
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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other investments – Included in other investments are certain investments recorded at fair value primarily in certain nonpublic private equity funds.  The valuation of nonpublic private equity investments requires management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy as these funds are not widely traded and the underlying investments of such funds are often privately-held and/or start-up companies for which market values are not readily available.

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

Collateral dependent nonaccrual loans – A loan is classified as nonaccrual when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Nonaccrual loans are measured based on the present value of expected payments using the loan's original effective rate as the discount rate, the loan's observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the nonaccrual loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the difference may be recognized as a charge-off. Nonaccrual loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower's underlying financial condition.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present financial instruments measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

March 31, 2016	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$-	$-	$-	$-
U.S. government agency securities	129,467	-	129,467	-
Mortgage-backed securities	665,709	-	665,709	-
State and municipal securities	165,745	-	165,745	-
Agency-backed securities	47,013	-	47,013	-
Corporate notes and other	9,396	-	9,396	-
Total investment securities available-for-sale	$1,017,330	$-	$1,017,330	$-
Other investments	10,128	-	-	10,128
Other assets	27,072	-	27,072	-
Total assets at fair value	$1,054,530	$-	$1,044,402	$10,128

Other liabilities	$29,205	$-	$29,205	$-
Total liabilities at fair value	$29,205	$-	$29,205	$-

December 31, 2015
Investment securities available-for-sale:
U.S. treasury securities	$-	$-	$-	$-
U.S. government agency securities	128,193	-	128,193	-
Mortgage-backed securities	582,916	-	582,916	-
State and municipal securities	165,042	-	165,042	-
Agency-backed securities	48,801	-	48,801	-
Corporate notes and other	10,113	-	10,113	-
Total investment securities available-for-sale	935,065	-	935,065	-
Other investments	9,764	-	-	9,764
Other assets	15,147	-	15,147	-
Total assets at fair value	$959,976	$-	$950,212	$9,764

Other liabilities	$16,568	$-	$16,568	$-
Total liabilities at fair value	$16,568	$-	$16,568	$-

The following table presents assets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the year-to-date period then ended
Other real estate owned	$4,687	$-	$-	$4,687	$(32)
Collateral dependent nonaccrual loans, net (1)	30,511	-	-	30,511	(1,877)
Total	$35,198	$-	$-	$35,198	$(1,909)

December 31, 2015
Other real estate owned	$5,083	$-	$-	$5,083	$(41)
Collateral dependent nonaccrual loans, net (1)	18,598	-	-	18,598	(2,637)
Total	$23,681	$-	$-	$23,681	$(2,678)

(1)	Amount is net of a valuation allowance of $2.3 million at March 31, 2016 and $3.7 million at December 31, 2015 as required by ASC 310-10, "Receivables."

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended March 31, 2016, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2016 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the three months ended March 31,
	2016		2015
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$9,764	$-	$8,004	$-
Total realized gains (losses) included in income	177	-	95	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period end	-	-	-	-
Purchases	325	-	121	-
Issuances	-	-	-	-
Settlements	(138)	-	(470)	-
Transfers out of Level 3	-	-	-	-
Fair value, March 31	10,128	-	7,750	-
The amount of gains for the period included in earnings attributable to the change in unrealized gains relating to assets still held at the reporting date	$177	$-	$95	$-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2016 and December 31, 2015. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at March 31, 2016 and December 31, 2015.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (dollars in thousands).

March 31, 2016	Carrying/ Notional Amount	Estimated Fair Value(1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$31,089	$31,521	$-	$31,521	$-
Loans, net	6,765,690	6,678,330	-	-	6,678,330
Mortgage loans held-for-sale	35,437	36,188	-	36,188	-
Loans held-for-sale	10,504	10,722	-	10,722	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	7,143,014	6,770,220	-	-	6,770,220
Federal Home Loan Bank advances	616,290	616,636	-	-	616,636
Subordinated debt and other borrowings	210,708	189,239	-	-	189,239

Off-balance sheet instruments:
Commitments to extend credit (2)	2,529,273	886	-	-	886
Standby letters of credit (3)	100,940	451	-	-	451

December 31, 2015
Financial assets:
Securities held-to-maturity	$31,377	$31,586	$-	$31,586	$-
Loans, net	6,477,803	6,379,153	-	-	6,379,153
Mortgage loans held for sale	47,930	48,365	-	48,365	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	7,050,498	6,562,509	-	-	6,562,509
Federal Home Loan Bank advances	300,305	299,214	-	-	299,214
Subordinated debt and other borrowings	142,476	131,494	-	-	131,494

Off-balance sheet instruments:
Commitments to extend credit (2)	2,218,784	1,017	-	-	1,017
Standby letters of credit (3)	93,534	354	-	-	354

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan.  As a result, at March 31, 2016 and December 31, 2015, Pinnacle Financial included in other liabilities $0.9 million and $1.0 million, respectively, representing the inherent risks associated with these off-balance sheet commitments.

(3)
At March 31, 2016 and December 31, 2015, the fair value of Pinnacle Financial's standby letters of credit was $451,000 and $354,000, respectively.  This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12.  Other borrowings

On March 10, 2016, Pinnacle Bank completed the issuance of an additional $70.0 million aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes due 2025 (the Notes) in a private placement transaction to accredited institutional investors. The Notes were priced at 99.023% of the principal amount per note, for an effective interest rate of 5.125%. The maturity date of the Notes is July 30, 2025, although Pinnacle Bank may redeem some or all of the Notes beginning on the interest payment date of July 30, 2020 and on any interest payment date thereafter at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to the date of redemption, subject to the prior approval of the Federal Deposit Insurance Corporation (the FDIC).

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

The sale of the Notes on March 10, 2016 yielded net proceeds of approximately $68.3 million after deducting the placement agents' fees and estimated expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the offering, for general corporate purposes (including the repayment of short term borrowings of Pinnacle Bank used to pay a portion of the cash portion of the purchase price for the additional equity interests of BHG acquired by Pinnacle Bank on March 1, 2016).

The subordinated debt evidenced by the Notes is recorded net of associated financing fees in accordance with ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs and totals $128.3 million as of March 31, 2016, compared to $60.0 million at December 31, 2015.

On March 29, 2016, Pinnacle Financial entered into a revolving credit facility with a bank for borrowings of up to $75 million under a loan agreement Pinnacle Financial entered into with the bank (the Loan Agreement). Borrowings under the revolving credit facility are anticipated to be used to fund the cash portion of the purchase price and the transaction costs associated with acquisitions made by Pinnacle Financial from time to time, including the proposed acquisition of Avenue, and for general corporate purposes including to fund capital contributions to Pinnacle Bank. Pinnacle Financial's borrowings under the Loan Agreement bear interest at a rate equal to 2.25% plus the greater of (i) zero percent (0%) or (ii) the one-month LIBOR rate quoted by the lender. The Loan Agreement also requires Pinnacle Financial to pay a quarterly fee beginning June 30, 2016 equal to 0.35% per annum on the average daily unused amount of available borroweings. As of March 31, 2016, there were no borrowings under the Loan Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2016 and December 31, 2015 and our results of operations for the three months ended March 31, 2016 and 2015.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

Our diluted net income per common share for the three months ended March 31, 2016 was $0.68 compared to $0.62 for the same period in 2015.  At March 31, 2016, loans had increased to $6.828 billion, as compared to $6.543 billion at December 31, 2015, and total deposits increased to $7.080 billion at March 31, 2016 from $6.971 billion at December 31, 2015.

We acquired a 30% membership interest in Bankers Healthcare Group, LLC (BHG) on February 1, 2015 for $75.0 million and acquired an additional 19% membership interest in BHG on March 1, 2016 for $74.1 million in cash and 860,470 shares of common stock, with a fair value of $39.9 million on the date of the acqusition. We acquired CapitalMark Bank and Trust (CapitalMark) on July 31, 2015 and Magna Bank (Magna) on September 1, 2015. At the acquisition date, CapitalMark had net assets of $67.4 million, including loans of $857.5 million and deposits valued at $953.2 million. At the acquisition date, Magna had net assets of $52.4 million, including loans of $442.3 million and deposits valued at $452.7 million. These acquisitions further expand our footprint into East and West Tennessee.

During the first quarter of 2016, we announced that we had signed a definitive agreement for Avenue Financial Holdings, Inc. to merge with us.  Upon consummation of the merger, Pinnacle will issue to each holder of Avenue stock 0.36 shares of Pinnacle Financial's common stock plus $2.00 per share in cash in a transaction valued at $201.4 million at the time of the announcement.  As of December 31, 2015, Avenue had total assets of $1.162 billion, $865.3 million in loans and $969.6 million in deposits.  This acquisition will increase our market share in the Nashville MSA.

Results of Operations.  Our net interest income increased $22.6 million to $73.9 million for the first quarter of 2016 compared to $51.3 million for the first quarter of 2015. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2016 was 3.78% compared to 3.78% for the same periods in 2015.
Our provision for loan losses was $3.9 million for the three months ended March 31, 2016 compared to $315,000 for the same period in 2015. Net charge-offs were $7.1 million for the three months ended March 31, 2016, compared to $1.4 million for the same period in 2015. Provision expense for the current period was impacted by increased charge-offs realized in our consumer portfolio, primarily related to automobile loans.
Our allowance for loan losses as a percentage of total loans decreased from 1.00% at December 31, 2015 to 0.91% at March 31, 2016. The decrease in the allowance for loan losses was supported by the credit quality in our loan portfolio, despite increasing charge-offs related to automobile financing, which represents a small portion of the total portfolio. The overall methodology used to estimate the allowance for loan losses is consistent with the prior period. For purchased loans, the allowance for loan losses subsequent to the acquisition date is consistent with that utilized for legacy Pinnacle loans. Our accounting policy is to compare the computed allowance for loan losses on purchased loans to the remaining fair value adjustment at the individual loan level. If the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a provision for loan losses.
Noninterest income increased by $7.4 million during the three months ended March 31, 2016, compared to the same period in 2015. Income from equity method investment was $5.1 million for the three months ended March 31, 2016 compared to $3.2 million for the same period in the prior year.  The quarter ended March 31, 2015, included two months of earnings from BHG at a 30% ownership level compared to two months of earnings from BHG at a 30% ownership level and one month of earnings at the 49% ownership level for the quarter ended March 31, 2016. Gains on mortgage loans sold increased $1.6 million over the same period in the prior year due to continued strength in the local housing economy. The additional growth within noninterest income was attributable to increased interchange revenues as well as increased production in our fee-based products such as investments, insurance and trust.

Noninterest expense increased by $17.2 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily as a result of increased salaries and employment benefits resulting from annual merit increases awarded in the first quarter of 2016, new hires resulting from our acquisitions and the overall increase in our associate base. Additionally, our associate base has expanded from 774.5 full-time equivalent employees at March 31, 2015 to 1,075.0 full-time equivalent employees at March 31, 2016, due to both opportunistic hires and our acquisitions of CapitalMark and Magna. Pinnacle Financial has identified approximately 26 positions that are slated for elimination during the second quarter.
During the three months ended March 31, 2016, Pinnacle Financial recorded income tax expense of $13.8 million.  Pinnacle Financial's effective tax rate for the three months ended March 31, 2016 and 2015 of 33.1% and 33.0%, respectively, differs from the combined federal and state income tax statutory rate primarily due to investments in bank qualified municipal securities, our real estate investment trust, participation in the Community Investment Tax Credit program and bank-owned life insurance offset in part by a limitation related to deductibility of meals and entertainment expense.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 54.2% for the three months ended March 31, 2016, compared to 52.8% for the same periods in 2015. Net income for the three months ended March 31, 2016 was $28.0 million, respectively, compared to $21.8 million for the same period in 2015.
Financial Condition.  Net loans increased $287.9 million, or 4.4%, during the three months ended March 31, 2016, of which $169.2 million were purchased from a bank in the Memphis MSA. Total deposits were $7.080 billion at March 31, 2016, compared to $6.971 billion at December 31, 2015, an increase of $108.8 million. At March 31, 2016, our capital ratios, including our bank's capital ratios, exceeded those levels necessary to be considered well-capitalized under applicable regulatory guideline.
From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At March 31, 2016, we had approximately $18.0 million of cash at the holding company substantially all of which could be used to support our bank. During the first quarter of 2016, we established a line of credit with another bank that can be utilized to provide additional capital support to Pinnacle Bank.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
The following is a summary of our results of operations (dollars in thousands, except per share data):

	Three months ended		2016 - 2015
	March 31,		Percent
	2016	2015	Increase (Decrease)
Interest income	$80,974	$54,679	48.1%
Interest expense	7,072	3,410	107.4%
Net interest income	73,902	51,269	44.1%
Provision for loan losses	3,893	315	1,135.4%
Net interest income after provision for loan losses	70,009	50,954	37.4%
Noninterest income	25,856	18,493	39.8%
Noninterest expense	54,064	36,831	46.8%
Net income before income taxes	41,801	32,616	28.2%
Income tax expense	13,835	10,773	28.4%
Net income	$27,965	$21,843	28.0%

Basic net income per common share	$$0.70	$$0.62	12.9%

Diluted net income per common share	$$0.68	$$0.62	9.7%

Net Interest Income.  Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $73.9 million for the three months ended March 31, 2016, an increase of $22.6 million from the levels recorded in the same period of 2015. We were able to increase net interest income during the three months ended March 31, 2016 compared to the same period in 2015 due primarily to our focus on growing our loan portfolio both organically and thru acquisition. Average loans for the three months ended March 31, 2016 were 45.8% greater than average balances for the same period in 2015.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$6,742,054	$74,404	4.49%	$4,624,952	$49,467	4.35%
Securities:
Taxable	810,913	4,467	2.22%	625,883	3,445	2.23%
Tax-exempt (2)	182,762	1,494	4.40%	162,667	1,483	4.94%
Federal funds sold and other	282,867	609	0.87%	168,006	284	0.81%
Total interest-earning assets	8,018,596	$80,974	4.09%	5,581,508	$54,679	4.02%
Nonearning assets
Intangible assets	440,466			246,314
Other nonearning assets	392,916			274,701
Total assets	$8,851,978			$6,102,523

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$1,404,963	$932	0.27%	$1,029,707	$473	0.19%
Savings and money market	2,997,586	2,952	0.40%	1,996,016	1,410	0.29%
Time	674,382	1,031	0.61%	423,618	548	0.52%
Total interest-bearing deposits	5,076,931	4,915	0.39%	3,449,341	2,431	0.29%
Securities sold under agreements to repurchase	69,129	48	0.28%	66,505	31	0.19%
Federal Home Loan Bank advances	383,131	536	0.56%	290,016	220	0.31%
Subordinated debt and other borrowings	162,575	1,573	3.89%	121,033	728	2.44%
Total interest-bearing liabilities	5,691,766	7,072	0.50%	3,926,895	3,410	0.35%
Noninterest-bearing deposits	1,960,083	-	-	1,342,603	-	-
Total deposits and interest-bearing liabilities	7,651,849	$7,072	0.37%	5,269,498	$3,410	0.26%
Other liabilities	11,976			17,319
Stockholders' equity	1,188,153			815,706
Total liabilities and stockholders' equity	$8,851,978			$6,102,523
Net interest income		$73,902			$51,269
Net interest spread (3)			3.59%			3.67%
Net interest margin (4)			3.78%			3.78%

(1)  Average balances of nonaccrual loans are included in the above amounts.
(2)  Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)  Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended March 31, 2016 would have been 3.72% compared to a net interest spread of 3.76% for the three months ended March 31, 2015.
(4)  Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended March 31, 2016 and 2015, our net interest margin was 3.78%. The net interest margin was favorably impacted in the most recent period by the accretion of the fair value adjustment recorded on the acquired loan portfolios. We expect the net interest margin to decrease in future periods as the accretion amounts from the CapitalMark and Magna mergers become less impactful in future periods.  We also expect that we will incur increased funding costs. Also, loan pricing for creditworthy borrowers is very competitive in our markets and has limited our ability to increase pricing on new and renewed loans over the last several quarters, and we anticipate that this challenging competitive environment will continue throughout the remainder of 2016. In the fourth quarter of 2015, we experienced an increase in the Fed Funds rate, which, including the impact to other short-term notes, contributed to increased loan yields in the first quarter of 2016 with minimal impact to deposit costs.

We continue to believe our net interest income should increase throughout the remainder of 2016 compared to 2015 due to an increase in average earning asset volumes, primarily loans. We anticipate funding these increased earning assets by growing our core deposits, and utilizing limited wholesale funding to fund any shortfall, if any, resulting from loan growth outpacing deposit growth.

Provision for Loan Losses.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio. Our allowance for loan losses as a percentage of total loans decreased from 1.00% at December 31, 2015 to 0.91% at March 31, 2016.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2016. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

The provision for loan losses amounted to $3.9 million for the three months ended March 31, 2016 compared to $315,000 for the three months ended March 31, 2015. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs. Provision expense in the most recent period was impacted by increased charge-offs realized in our consumer portfolio, primarily related to automobile loans.

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods. Service charges on deposit accounts and other noninterest income generally reflect customer growth trends, while fees from our wealth management departments, the origination of mortgage loans, income from our equity method investment and gains and losses on the sale of securities will often reflect financial market conditions and fluctuate from period to period.

The following is a summary of our noninterest income for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three months ended		2016 - 2015
	March 31,		Percent
	2016	2015	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$3,443	$2,913	18.2%
Investment services	2,346	2,259	3.8%
Insurance sales commissions	1,705	1,513	12.7%
Gains on mortgage loans sold, net	3,568	1,941	83.8%
Gain on sale of investment securities, net	-	6	(100.0%)
Income from equity method investment	5,148	3,201	60.8%
Trust fees	1,581	1,312	20.5%
Other noninterest income:
Interchange and other consumer fees	5,819	3,799	53.2%
Bank-owned life insurance	762	600	27.0%
Loan swap fees	730	482	51.5%
Other noninterest income	754	467	61.5%
Total other noninterest income	8,065	5,348	50.8%
Total noninterest income	$25,856	$18,493	39.8%

The increase in service charges on deposit accounts in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three months ended March 31, 2016, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, increased by $86,000 as compared to the three months ended March 31, 2015. At both March 31, 2016 and 2015, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $1.8 billion and $1.7 billion, respectively, in brokerage assets held with Raymond James Financial Services, Inc. Revenues from the sale of insurance products by our insurance subsidiary for the three months ended March 31, 2016 were approximately $1.7 million compared to $1.5 million for the three months ended March 31, 2015. Included in insurance revenues for the three months ended March 31, 2016 was $474,000 of contingent income received based on 2015 sales production compared to $372,000 recorded in the same period in the prior year. Additionally, at March 31, 2016, our trust department was receiving fees on approximately $1.1 billion of managed assets compared to $889.4 million at March 31, 2015. Accordingly, trust fees increased by 20.5% between the year-to-date periods presented.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $3.6 million for the three months ended March 31, 2016 as compared to $1.9 million for the same period in the prior year.

Income from equity-method investment is comprised of income from our equity-method investment in BHG, which was entered into during the first quarter of 2015 and was increased on March 1, 2016. Income from equity-method investment was $5.1 million for the three months ended March 31, 2016 compared to $3.2 million for the same period in the prior year. Income from equity-method investment is recorded net of any associated expenses, including amortization expense of $370,000 and $400,000, respectively, for the three months ended March 31, 2016 and 2015. Amortization expense between the periods decreased slightly as a result of the final valuation of intangible assets acquired. The income associated with this equity-method investment may fluctuate from period to period.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, and other noninterest income items. Interchange revenues increased as a result of the number of cards being used as compared to the comparable periods in 2015. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $762,000 for the three months ended March 31, 2016 compared to $600,000 for the three months ended March 31, 2015. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. Loan swap fees are also included in other noninterest income and increased by $249,000 to $731,000 when compared to the three months ended March 31, 2015 as a result of increase in market demand in the current rate environment. We acquired a mortgage servicing operation in conjunction with our acquisition of Magna; however, during the first quarter of 2016, we sold this operation and recorded a gain of $241,000.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is a summary of our noninterest expense for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,		2016 - 2015 Percent
	2016	2015	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$19,205	$12,824	49.8%
Commissions	1,432	1,388	3.2%
Cash and equity incentives	5,847	5,479	6.7%
Employee benefits and other	6,033	3,840	57.1%
Total salaries and employee benefits	32,517	23,531	38.2%
Equipment and occupancy	8,131	6,046	34.5%
Other real estate expense	112	395	(71.6%)
Marketing and business development	1,264	960	31.7%
Postage and supplies	957	649	47.4%
Amortization of intangibles	873	227	284.0%
Merger related expense	1,829	-	NM
Other noninterest expense	8,381	5,023	66.8%
Total noninterest expense	$54,064	$36,831	46.8%

Total salaries and employee benefits expenses increased approximately $9.0 million for the first three months of 2016 over the same period in 2015. The increase in salaries is the result of our annual merit increases that are effective January 1 as well as the overall increase in our associate base. At March 31, 2016, our associate base had expanded to 1,075.0 full-time equivalent associates as compared to 774.5 at March 31, 2015. We expect salary and benefit expenses will continue to rise as we hire more experienced bankers throughout our expanded footprint and include the Avenue employees.  Moreover, since the Avenue acquisition is likely to result in our total assets exceeding $10 billion, we also expect our compliance costs and FDIC insurance assessment expense will increase.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan and all of our associates participate in our equity compensation plans. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold, a revenue component and a targeted level of earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. We currently believe that based on the first quarter of 2016, our performance for fiscal 2016 will be below our targets, and we are currently accruing incentive costs for the cash incentive plan in 2016 at 75% of targeted awards.

Under our equity incentive plans, we provide a broad-based equity incentive program for all associates including both restricted share awards and performance unit awards. We believe that equity incentives provide a vehicle for all associates to become meaningful stockholders of Pinnacle Financial over an extended period of time and create a stockholder-centric culture throughout our organization. We expect that compensation expense associated with equity awards for the remainder of 2016 will continue to increase when compared to comparable periods in 2015 as a result of the additional associates we have already hired in 2016 and our intention to hire additional experienced financial advisors throughout the remainder of 2016.

Equipment and occupancy expenses for the three months ended March 31, 2016, increased $2.1 million as compared to the same period in the prior year primarily due to our acquisitions. Additionally, we intend to expand our footprint by one location per year in each of the Knoxville, Chattanooga and Memphis MSAs beginning in 2016. In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense.

At March 31, 2016, we had $4.7 million in OREO assets compared to $5.1 million at December 31, 2015. Other real estate was an expense of $112,000 for the three months ended March 31, 2016, compared to expense of $395,000 for the same period in the prior year. Other real estate expense includes realized gains and losses on dispositions and holding losses due to reduced valuations of OREO properties as well as carrying costs to maintain or improve the properties.

Intangible amortization expense was $873,000 for the three months ended March 31, 2016 compared to $227,000 for the same period in 2015.  The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives:

	Year Acquired	Initial Valuation (in millions)	Amortizable Life (in years)
Core Deposit Intangible:
Mid- America	2007	$9.5	10
CapitalMark	2015	6.2	7
Magna	2015	3.2	6
Book of Business Intangibles:
Miller Loughry Beach	2008	1.3	20
CapitalMark Trust Department	2015	0.3	16

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense is estimated to approximate between $740,000 and $3.2 million per year for each of the next five years with lesser amounts for the remaining amortization period (excluding any additional amortization expense resulting from our proposed acquisition of Avenue.)

During the quarter ended March 31, 2016, merger related charges of $1.8 million were incurred associated with our acquisition of CapitalMark. We will continue to incur merger related charges as we complete the integration of CapitalMark. We also expect to incur additional merger related charges in 2016 in connection with our proposed acquisition of Avenue.

Total other noninterest expenses increased by $3.4 million during the three months ended March 31, 2016 when compared to the same period in 2015. Approximately half of this increase is attributable to increased collections expense attributable to our consumer automobile portfolio. The remaining increase is attributable to a variety of factors including increased directors fees, franchise tax expense, and regulatory and audit fees.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 54.2% for the three months ended March 31, 2016 compared to 52.8% for the three months ended March 31, 2015. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the quarter ended March 31, 2016, was negatively impacted by merger related expense.

Income Taxes.  During the three months ended March 31, 2016, we recorded income tax expense of $13.8 million compared to $10.8 million for the three months ended March 31, 2015. Our income tax expense for the three month period ended March 31, 2016 reflects an effective income tax rate of 33.1% compared to 33.0% for the three month period ended March 31, 2015 which is principally impacted by our investments in municipal securities, our real estate investment trust, participation in the Community Investment Tax Credit program and bank-owned life insurance offset in part by meals and entertainment expense, a portion of which is non-deductible.
Financial Condition

Our consolidated balance sheet at March 31, 2016 reflects an increase in total loans outstanding to $6.828 billion at March 31, 2016 compared to $6.543 billion at December 31, 2015. Total deposits increased by $108.8 million between December 31, 2015 and March 31, 2016. Total assets were $9.261 billion at March 31, 2016 compared to $8.715 billion at December 31, 2015.

Loans.  The composition of loans at March 31, 2016 and at December 31, 2015 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$2,340,720	34.3%	$2,275,483	34.8%
Consumer real estate – mortgage	1,042,369	15.2%	1,046,517	16.0%
Construction and land development	764,079	11.2%	747,697	11.4%
Commercial and industrial	2,434,656	35.7%	2,228,542	34.1%
Consumer and other	246,106	3.6%	244,996	3.7%
Total loans	$6,827,930	100.0%	$6,543,235	100.0%

At March 31, 2016, our loan portfolio composition remained relatively consistent with the composition at December 31, 2015. The commercial real estate – mortgage category includes owner-occupied commercial real estate loans which is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. At March 31, 2016, approximately 47.0% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Growth in the construction and development loan segment reflects the development of the local economies in which we participate and is diversified between commercial, residential and land.

The following table classifies our fixed and variable rate loans at March 31, 2016 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at March 31, 2016			Percentage
	Fixed	Variable		At March 31,
	Rates	Rates	Totals	2016
Based on contractual maturity:
Due within one year	$319,012	$1,027,437	$1,346,449	19.7%
Due in one year to five years	1,684,443	1,567,552	3,251,995	47.6%
Due after five years	916,768	1,312,718	2,229,486	32.7%
Totals	$2,920,223	$3,907,707	$6,827,930	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$1,627,106	$1,627,106	23.8%
Due within one year	319,012	1,950,978	2,269,990	33.3%
Due in one year to five years	1,684,443	254,883	1,939,326	28.4%
Due after five years	916,768	74,740	991,508	14.5%
Totals	$2,920,223	$3,907,707	$6,827,930	100.0%

The above information does not consider the impact of scheduled principal payments.

(*) Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Included in variable rate loans are $650.4 million of loans which are currently priced at their contractual floors with a weighted average rate of 4.42%.  The weighted average contractual rate on these loans is 3.64%.  As a result, interest income on these loans will not change until the contractual rate on the underlying loan exceeds the interest rate floor.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31,	December 31,
Accruing loans past due 30 to 89 days:	2016	2015
Commercial real estate – mortgage	$4,805	$-
Consumer real estate – mortgage	2,432	6,380
Construction and land development	2,220	309
Commercial and industrial	2,347	4,798
Consumer and other	5,704	6,721
Total accruing loans past due 30 to 89 days	$17,508	$18,208

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$-	$-
Consumer real estate – mortgage	16	1,396
Construction and land development	770	-
Commercial and industrial	3,225	-
Consumer and other	544	373
Total accruing loans past due 90 days or more	$4,555	$1,769

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.26%	0.28%
Accruing loans past due 90 days or more as a percentage of total loans	0.07%	0.03%
Total accruing loans in past due status as a percentage of total loans	0.32%	0.31%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $112.5 million or 1.6% of total loans at March 31, 2016 compared to $105.0 million or 1.6% of total loans at December 31, 2015. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. Approximately $11.9 million of potential problem loans were past due at least 30 days but less than 90 days as of March 31, 2016.

Nonperforming Assets and Troubled Debt Restructurings.  At March 31, 2016, we had $47.9 million in nonperforming assets compared to $36.3 million at December 31, 2015. Included in nonperforming assets were $42.5 million in nonaccrual loans and $4.7 million in OREO at March 31, 2016 and $29.4 million in nonaccrual loans and $5.1 million in OREO assets at December 31, 2015.  At March 31, 2016 and December 31, 2015, there were $10.0 million and $8.1 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

At March 31, 2016, we owned $4.7 million in other real estate which we had acquired (usually through foreclosure) from borrowers, compared to $5.1 million at December 31, 2015, substantially all of which is located within our principal markets.  We segment our OREO into three categories: developed lots, undeveloped land, and other.  The other category primarily consists of office buildings and existing homes.  The following table shows the classification of our OREO (dollars in thousands):

	March 31,	December 31,
	2016	2015
Developed lots	$1,698	$1,748
Undeveloped land	1,830	1,830
Other	1,159	1,505
	$4,687	$5,083

Allowance for Loan Losses (allowance).   We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of  March 31, 2016 and December 31, 2015, our allowance for loan losses was approximately $62.2 million and $65.4 million, respectively, which our management deemed to be adequate at each of the respective dates. Purchased loans were recorded at fair value upon acquisition with an aggregate balance of $1.3 billion and an aggregate fair value adjustment of $33.4 million of which $6.1 million was attributable to purchase credit impaired loans and will not be accreted into income.  At March 31, 2016, the remaining accretable fair value adjustment was $18.4 million.  These loans are subject to the same allowance methodology as our legacy portfolio.  The calculated allowance is compared to the remaining fair value discount, on a loan-by-loan basis, to determine if additional provisioning should be recognized.  At March 31, 2016, an allowance on purchased loans of $3.2 million was recorded resulting from either additional draws on purchased loans or from credit deterioration compared to an allowance of $3.2 million at December 31, 2015. The judgments and estimates associated with our allowance determination are described under Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table sets forth, based on management's best estimate, the allocation of the allowance to categories of loans as well as the unallocated portion as of March 31, 2016 and December 31, 2015 and the percentage of loans in each category to total loans (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$13,551	34.3%	$15,513	34.8%
Consumer real estate - mortgage	7,169	15.2%	7,220	16.0%
Construction and land development	3,942	11.2%	2,903	11.4%
Commercial and industrial	24,144	35.7%	23,643	34.1%
Consumer and other	11,858	3.6%	15,616	3.7%
Unallocated	1,575	NA	537	NA
Total allowance for loan losses	$62,239	100.00%	$65,432	100.00%

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2016 and for the year ended December 31, 2015 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Three months ended March 31, 2016	Year ended December 31, 2015
Balance at beginning of period	$65,432	$67,359
Provision for loan losses	3,893	9,188
Charged-off loans:
Commercial real estate – mortgage	-	(384)
Consumer real estate – mortgage	(199)	(365)
Construction and land development	-	(190)
Commercial and industrial	(1,624)	(2,207)
Consumer and other loans	(7,404)	(18,002)
Total charged-off loans	(9,227)	(21,148)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	58	85
Consumer real estate – mortgage	85	874
Construction and land development	25	1,479
Commercial and industrial	1,433	1,730
Consumer and other loans	540	5,865
Total recoveries of previously charged-off loans	2,141	10,033
Net charge-offs	(7,086)	(11,115)
Balance at end of period	$62,239	$65,432
Ratio of allowance for loan losses to total loans outstanding at end of period	0.91%	1.00%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.43%	0.21%

(1)	Net charge-offs for the year-to-date period ended March 31, 2016 have been annualized.

Management assesses the adequacy of the allowance prior to the end of each calendar quarter.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management's evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of Pinnacle Bank's regulators, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  For further discussion regarding our allowance for loan losses, refer to the Annual Report on Form 10-K as of and for the year ended December 31, 2015.
Investments.  Our investment portfolio, consisting primarily of U.S. Treasuries, Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $1.05 billion and $966.4 million at March 31, 2016 and December 31, 2015, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at March 31, 2016 and December 31, 2015 follows:

	March 31, 2016	December 31, 2015
Weighted average life	4.20 years	4.90 years
Effective duration	2.70%	3.04%
Weighted average coupon	2.62%	3.04%
Tax equivalent yield	2.60%	2.45%

Deposits and Other Borrowings.    We had approximately $7.080 billion of deposits at March 31, 2016 compared to $6.971 billion at December 31, 2015. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $62.8 million at March 31, 2016 and $79.1 million at December 31, 2015. Additionally, at March 31, 2016 and December 31, 2015, Pinnacle Bank had borrowed $616.3 million and $300.3 million, respectively, in advances from the FHLB. At March 31, 2016, Pinnacle Bank also had approximately $257.5 million in additional availability with the FHLB. FHLB advances are typically higher in the first quarter of each year as our client base typically has cyclical cash needs related to annual distributions and tax obligations.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations greater than $250,000. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other funding and the percentage of each type to the total at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31,		December 31,
	2016	Percent	2015	Percent
Core funding:
Noninterest-bearing deposit accounts	$2,026,550	25.4%	$1,889,865	25.2%
Interest-bearing demand accounts	1,394,708	17.5%	1,355,405	18.1%
Savings and money market accounts	2,573,981	32.3%	2,683,046	35.8%
Time deposit accounts less than $250,000	437,149	5.5%	404,494	5.4%
Total core funding	6,432,388	80.7%	6,332,810	84.5%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits (1)	32,506	0.4%	34,144	0.5%
Reciprocating money market accounts (1)	384,382	4.8%	318,905	4.3%
Reciprocating time deposits	29,245	0.4%	50,203	0.7%
Other time deposits	190,451	2.4%	228,064	3.0%
Securities sold under agreements to repurchase	62,801	0.8%	79,084	1.1%
Total relationship based non-core funding	699,385	8.8%	710,400	9.5%
Wholesale funding:
Brokered deposits	11,240	0.2%	7,288	0.1%
Federal Home Loan Bank advances	616,290	7.7%	300,305	4.0%
Holding company loan	-	0.0%	-	0.0%
Pinnacle Bank loan	-	0.0%	-	0.0%
Subordinated debt- Pinnacle Bank	128,232	1.6%	60,000	0.8%
Subordinated debt- Pinnacle Financial	82,476	1.0%	82,476	1.1%
Total wholesale funding	838,238	10.5%	450,069	6.0%
Total non-core funding	1,537,623	19.3%	1,160,469	15.5%
Totals	$7,970,011	100.00%	$7,493,279	100.00%

(1)
The reciprocating categories consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies impose limits on the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At March 31, 2016 and December 31, 2015, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding decreased from 84.5% at December 31, 2015 to 80.7% at March 31, 2016, primarily as a result of our increased FHLB advances.

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

The amount of time deposits as of March 31, 2016 amounted to $668.1 million.  The following table shows our time deposits in denominations of $100,000 and less and in denominations greater than $100,000 by category based on time remaining until maturity and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$52,363	0.57%
Over three but less than six months	40,667	1.61%
Over six but less than twelve months	59,193	1.79%
Over twelve months	45,529	2.80%
	$197,752	1.66%
Denominations $100,000 and greater
Three months or less	$170,264	0.44%
Over three but less than six months	81,679	0.67%
Over six but less than twelve months	124,266	0.89%
Over twelve months	94,124	0.54%
	$470,333	0.62%
Totals	$668,085	0.93%

Subordinated debt and other borrowings.  We have four wholly-owned subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust's common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and using the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by ourselves.  The sole assets of the Trusts are the Subordinated Debentures.  At March 31, 2016, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

	Date Established	Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at March 31, 2016
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.44%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	2.03%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	2.28%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.48%

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

On July 30, 2015, Pinnacle Bank issued $60.0 million in aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes due 2025 (the "Notes") in a private placement transaction to accredited institutional investors. On March 10, 2016, Pinnacle Bank issued an additional $70.0 million in aggregate principal amount of the Notes. The Notes issued on March 10, 2016 were priced at 99.023% of the principal amount per note, for an effective interest rate of 5.125%. The maturity date of the Notes is July 30, 2025, although Pinnacle Bank may redeem some or all of the Notes beginning on the interest payment date of July 30, 2020 and on any interest payment date thereafter at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to the date of redemption, subject to the prior approval of the FDIC.

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

Pinnacle Bank has used the net proceeds from the June 30, 2015 offering, together with available cash, to pay the cash portion of the merger consideration payable to the shareholders of CapitalMark and Magna in connection with those mergers, to pay the amounts necessary to redeem the preferred shares that each of CapitalMark and Magna had issued to the United States Department of the Treasury in connection with their participation in the Treasury's Small Business Lending Fund and for general corporate purposes. The sale of the Notes on March 10, 2016 yielded net proceeds of approximately $68.3 million after deducting the placement agents' fees and expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the offering for general corporate purposes, (including the repayment of short term borrowings of Pinnacle Bank used to pay a portion of the cash portion of the purchase price for the additional equity interests of BHG acquired by Pinnacle Bank on March 1, 2016).

On March 29, 2016, Pinnacle Financial entered into a revolving credit facility with a bank for borrowings of up to $75 million under a loan agreement Pinnacle Financial entered into with the bank (the "Loan Agreement"). Borrowings under the revolving credit facility are anticipated to be used to fund the cash portion of the purchase price and the transaction costs associated with acquisitions made by Pinnacle Financial from time to time, including the proposed acquisition of Avenue, and for general corporate purposes including to fund capital contributions to Pinnacle Bank. Pinnacle Financial's borrowings under the Loan Agreement bear interest at a rate equal to 2.25% plus the greater of (i) zero percent (0%) and (ii) the one-month LIBOR rate quoted by the lender. The Loan Agreement also requires Pinnacle Financial to pay a quarterly fee beginning on June 30, 2016 equal to 0.35% per annum on the average daily unused amount of the revolving credit facility. As of March 31, 2016, there was no outstanding balance under the Loan Agreement. Subsequent to the end of the quarter, Pinnacle Financial borrowed $20.0 million under the loan agreement and contributed those funds to Pinnacle Bank.

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

Capital Resources.  At March 31, 2016 and December 31, 2015, our stockholders' equity amounted to $1.229 billion and $1.156 billion, respectively, an increase of approximately $73.2 million.  Approximately $39.8 million of this increase is attributable to equity issued in connection with our supplemental investment in BHG. The remaining increase is attributable to net income, equity compensation and changes in our other comprehensive income.

Dividends.   Pursuant to Tennessee banking law, our bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years.  During the three months ended March 31, 2016, our bank paid dividends of $6.4 million to us which is within the limits allowed by the TDFI.

During the three months ended March 31, 2016, we paid $5.8 million in dividends to common shareholders. On April 19, our board of directors declared a $0.14 quarterly cash dividend to common shareholders which should approximate $5.8 million in aggregate dividend payments that will be paid on May 27, 2016 to common shareholders of record as of the close of business on May 6, 2016. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

At March 31, 2016, our earnings simulation model indicated we were in compliance with our policies for both the gradual and instantaneous interest rate changes.

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

At March 31, 2016, our EVE model indicated we were in compliance with our policies noted above.  However, our policies provide that during certain interest rate cycles, the down basis point rate changes may not be particularly significant given the current slope of the yield curve.  Accordingly, we have currently suspended the calculation of the down rate scenarios for EVE measurement for the down 300 and down 400 scenarios.

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

Based on information gathered from these various modeling scenarios, management believes that at March 31, 2016, our balance sheet would likely be asset sensitive.
ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and the firm's conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers an initial rise in short-term interest rates in mid-2016 and that such rates will continue to increase gradually over several quarters while the longer end of the rate curve will rise only slightly.  The firm's "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous benchmarks.  As a result and in preparing for an eventual rise in interest rates, we have implemented the following strategies:

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

·
Participated in interest rate swaps whereby our customers pay a fixed rate which we remit to our counterparty while we receive in return a floating rate on these commercial loans.  These loans amounted to approximately $470.1 million at March 31, 2016.  Floating rate loans promote an asset sensitive balance sheet.

·
Reduced the amount of "in the money" rate floors attached to floating and variable rate commercial loans from $1.100 billion at December 31, 2013 to $650.4 million as of March 31, 2016, thus promoting a more asset sensitive balance sheet over time.

·
Reduced the difference between the weighted average floor rate on floating and variable rate commercial loans and the weighted average contract rate on these type of loans from 0.81% at December 31, 2015 to 0.78% at March 31, 2016.  This reduction results in requiring a lesser increase in shorter-term rates for the floors to be overcome, thus making these loans with rate floors more asset sensitive over time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We maintain a minimum liquid asset balance to ensure our ability to meet our obligations. The size of the minimum liquid asset balance is determined through severe liquidity stress testing. At March 31, 2016, we were in compliance with our liquidity stress testing policy requirements.

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

In addition, our bank is a member of the FHLB.  As a result, our bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on its ALCO strategies.  Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity with the FHLB Cincinnati.  At March 31, 2016, we believe we had an estimated $257.5 million in additional borrowing capacity with the FHLB Cincinnati.  However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati. At March 31, 2016, our bank had received advances from the FHLB totaling $616.3 million at the following rates and maturities (dollars in thousands):

Scheduled Maturities	Amount	Interest Rates(1)
2016	$550,000	0.51%
2017	66,000	0.78%
2018	4	2.00%
2019	-	0.00%
2020	222	2.25%
Thereafter	64	3.03%
Total	$616,290
Weighted average interest rate		0.54%

(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of March 31, 2016.

Our bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $140.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month.  There were no outstanding borrowings at March 31, 2016, or during the quarter then ended under these agreements. Our bank also has approximately $1.5 billion in available Federal Reserve discount window lines of credit.

At March 31, 2016, excluding reciprocating time deposits issued through the CDARS network, we had $11.2 million brokered certificates of deposit. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities. Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will not represent a significant percentage of our total funding in 2016 as we seek to maintain a higher level of core deposits.

At March 31, 2016, we had no significant commitments for capital expenditures, although we intend to construct a new retail location in each of the Knoxville, Chattanooga and Memphis MSAs annually beginning in 2016 as we expand our footprint in these newer markets. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

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

Off-Balance Sheet Arrangements.  At March 31, 2016, we had outstanding standby letters of credit of $100.9 million and unfunded loan commitments outstanding of $2.5 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases guidance requiring the recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for most leases. The guidance becomes effective for us on January 1, 2019.  Pinnacle Financial is currently evaluating the impact on our financial statements.

In March 2016, the FASB issued updated guidance to Accounting Standards Update 2016-09 Stock Compensation Improvements to Employee Share-Based Payment Activity intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification on the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. Pinnacle Financial is currently assessing the impact of the new guidance on its consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 38 through 54 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS
Investing in our common stock involves various risks which are particular to our company, our industry and our market area. These matters could cause the trading price of our common stock to decline in future periods. We believe all significant risks to investors in Pinnacle Financial have been outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition.  There has been no material change to our risk factors as previously disclosed in the above described Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended March 31, 2016.
Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	29,841	$47.72	-	-
February 1, 2016 to February 29, 2016	22,141	47.19	-	-
March 1, 2016 to March 31, 2016	8	48.34	-	-
Total	51,990	$47.49	-	-

(1)
During the quarter ended March 31, 2016, 183,311 shares of restricted stock previously awarded to certain of our associates vested.  We withheld 51,990 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.  OTHER INFORMATION
 None

ITEM 6.  EXHIBITS
2.1
Agreement and Plan of Merger by and between Pinnacle Financial Partners, Inc. and Avenue Financial Holdings, Inc., dated as of January 28, 2016 (schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulations S-K will be furnished supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 29, 2016).

10.1
Loan Agreement dated as of March 29, 2016 by and between Pinnacle Financial Partners, Inc., as Borrower, and US Bank, National Association, as Lender (incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 31, 2016).

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

PINNACLE FINANCIAL PARTNERS, INC.

May 6, 2016	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

May 6, 2016	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer