Form 10-Q
period 2016-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2016-08-05
CIK 1115055

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

              (mark one)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d)
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
As of  August 2, 2016 there were 46,140,190 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2016

FORWARD-LOOKING STATEMENTS

Certain of the statements in this Quarterly Report on Form 10-Q  may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "goal," "objective," "intend," "plan," "believe," "should," "hope," "pursue," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial to differ materially from any results expressed or implied by such forward-looking statements. Such risks include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial, or entities in which it has significant investments, like Bankers Healthcare Group (BHG), to maintain the historical growth rate of its, or such entities', loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA, the Knoxville MSA, the Chattanooga, TN-GA MSA and the Memphis, TN-MS-AR MSA, particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates on loans or deposits; (ix) the results of regulatory examinations; (x) the ability to retain large, uninsured deposits; (xi) a merger or acquisition; (xii) risks of expansion into new geographic or product markets; (xiii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Financial), to retain financial advisors or otherwise to attract customers from other financial institutions; (xv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels; (xvii) risks associated with litigation, including the applicability of insurance coverage; (xviii) the risk that the cost savings and any revenue synergies from Pinnacle Financial's and Pinnacle Bank's recent mergers may not be realized or take longer than anticipated to be realized; (xix) disruption from the Avenue Financial Holdings, Inc. (Avenue) merger with customers, suppliers or employee relationships; (xx) the risk of successful integration of the businesses Pinnacle Financial recently acquired with Pinnacle Financial's; (xxi) the amount of the costs, fees, expenses and charges related to the Avenue merger; (xxii) risk of adverse reaction of Pinnacle Bank's and Avenue's customers to the Avenue merger; (xxiii) the risk that the integration of the operations of the companies Pinnacle Financial recently acquired with Pinnacle Financial's will be materially delayed or will be more costly or difficult than expected; (xxix) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xxx) the vulnerability of our network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxxi) the possibility of increased compliance costs or modifications to our business plan or the business plan of entities in which we have made an investment as a result of increased regulatory oversight, including oversight of companies in which Pinnacle Financial has significant investments, and the development of additional banking products for our corporate and consumer clients; (xxxii) the risks associated with our being a minority investor in BHG, including the risk that the owners of a majority of the membership interests in BHG decide to sell the company if not prohibited from doing so by the terms of our agreement with them; (xxxiii) the possibility that the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets will exceed current estimates; and (xxxiv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers (like BHG), including regulatory or legislative developments. A more detailed description of these and other risks is contained herein and in Pinnacle Financial's most recent annual report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Cash and noninterest-bearing due from banks	$77,817,212	$75,078,807
Interest-bearing due from banks	390,839,578	219,202,464
Federal funds sold and other	3,124,302	26,670,062
Cash and cash equivalents	471,781,092	320,951,333

Securities available-for-sale, at fair value	1,109,221,784	935,064,745
Securities held-to-maturity (fair value of $29,092,450 and $31,585,303 at
June 30, 2016 and December 31, 2015, respectively)	28,511,599	31,376,840
Consumer mortgage loans held-for-sale	53,118,706	47,930,253
Commercial mortgage loans held-for-sale	9,322,783	-

Loans	7,091,401,512	6,543,235,381
Less allowance for loan losses	(61,411,537)	(65,432,354)
Loans, net	7,029,989,975	6,477,803,027

Premises and equipment, net	78,800,120	77,923,607
Equity method investment	195,891,508	88,880,014
Accrued interest receivable	23,432,495	21,574,096
Goodwill	427,573,930	432,232,255
Core deposits and other intangible assets	8,820,668	10,540,497
Other real estate owned	5,005,642	5,083,218
Other assets	294,197,558	265,183,799
Total assets	$9,735,667,860	$8,714,543,684

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,013,847,185	$1,889,865,113
Interest-bearing	1,316,653,111	1,389,548,175
Savings and money market accounts	3,237,003,521	3,001,950,725
Time	725,322,534	690,049,795
Total deposits	7,292,826,351	6,971,413,808
Securities sold under agreements to repurchase	73,316,880	79,084,298
Federal Home Loan Bank advances	783,240,425	300,305,226
Subordinated debt and other borrowings	229,713,860	141,605,504
Accrued interest payable	4,067,352	2,593,209
Other liabilities	90,349,182	63,930,339
Total liabilities	8,473,514,050	7,558,932,384
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $1.00; 90,000,000 shares authorized;
42,184,120 and 40,906,064 shares issued and outstanding
at June 30, 2016 and December 31, 2015, respectively	42,184,120	40,906,064
Additional paid-in capital	889,468,015	839,617,050
Retained earnings	325,608,051	278,573,408
Accumulated other comprehensive income (loss), net of taxes	4,893,624	(3,485,222)
Total stockholders' equity	1,262,153,810	1,155,611,300
Total liabilities and stockholders' equity	$9,735,667,860	$8,714,543,684

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest income:
Loans, including fees	$77,043,106	$50,325,643	$151,447,310	$99,792,349
Securities:
Taxable	4,571,876	3,460,243	9,038,710	6,904,842
Tax-exempt	1,443,017	1,400,479	2,936,774	2,883,786
Federal funds sold and other	703,706	316,286	1,313,293	600,264
Total interest income	83,761,705	55,502,651	164,736,087	110,181,241

Interest expense:
Deposits	5,073,567	2,592,476	9,989,130	5,023,218
Securities sold under agreements to repurchase	39,532	29,371	87,582	60,288
Federal Home Loan Bank advances and other borrowings	3,605,320	1,050,119	5,713,412	1,998,671
Total interest expense	8,718,419	3,671,966	15,790,124	7,082,177
Net interest income	75,043,286	51,830,685	148,945,963	103,099,064
Provision for loan losses	5,280,101	1,186,116	9,173,671	1,501,207
Net interest income after provision for loan losses	69,763,185	50,644,569	139,772,292	101,597,857

Noninterest income:
Service charges on deposit accounts	3,430,391	3,075,655	6,873,075	5,988,204
Investment services	2,499,719	2,399,054	4,845,319	4,658,494
Insurance sales commissions	1,192,827	1,105,783	2,898,686	2,618,401
Gain on mortgage loans sold, net	4,221,301	1,652,111	7,788,852	3,593,365
Investment gains on sales, net	-	556,014	-	562,017
Trust fees	1,491,955	1,230,415	3,072,567	2,542,400
Income from equity method investment	9,644,310	4,266,154	14,791,834	7,467,456
Other noninterest income	10,232,433	5,733,592	18,298,313	11,081,743
Total noninterest income	32,712,936	20,018,778	58,568,646	38,512,080

Noninterest expense:
Salaries and employee benefits	34,254,147	23,774,558	66,771,003	47,305,418
Equipment and occupancy	8,312,272	5,877,971	16,442,736	11,924,194
Other real estate expense (benefit), net	222,473	(114,567)	334,745	280,721
Marketing and other business development	1,537,843	1,186,165	2,801,204	2,145,915
Postage and supplies	1,049,842	731,219	2,006,929	1,380,470
Amortization of intangibles	846,615	227,413	1,719,830	454,827
Merger related expense	980,182	59,053	2,809,654	59,053
Other noninterest expense	8,727,393	5,005,513	17,108,362	10,027,749
Total noninterest expense	55,930,767	36,747,325	109,994,463	73,578,347
Income before income taxes	46,545,354	33,916,022	88,346,475	66,531,590
Income tax expense	15,758,582	11,252,191	29,594,439	22,025,048
Net income	$30,786,772	$22,663,831	$58,752,036	$44,506,542
Per share information:
Basic net income per common share	$0.75	$0.65	$1.44	$1.27
Diluted net income per common share	$0.73	$0.64	$1.42	$1.25
Weighted average shares outstanding:
Basic	41,274,450	35,128,856	40,678,669	35,085,271
Diluted	41,974,483	35,554,683	41,411,248	35,477,098

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$30,786,772	$22,663,831	$58,752,036	$44,506,542
Other comprehensive income (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	3,211,042	(4,952,934)	9,642,510	(3,009,581)
Change in fair value of cash flow hedges, net of tax	(339,961)	(31,598)	(1,263,664)	(584,425)
Net gain on sale of investment securities reclassified from other comprehensive income into net income, net of tax	-	(337,890)	-	(341,537)
Total other comprehensive income (loss), net of tax	2,871,081	(5,322,422)	8,378,846	(3,935,543)
Total comprehensive income	$33,657,853	$17,341,409	$67,130,882	$40,570,999

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income, net	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2014	35,732,483	$35,732,483	$561,431,449	$201,371,081	$4,158,368	$802,693,381
Exercise of employee common stock
options and related tax benefits	152,544	152,544	4,144,437	-	-	4,296,981
Common dividends paid	-	-	-	(8,633,757)	-	(8,633,757)
Issuance of restricted common shares,
net of forfeitures	150,259	150,259	(150,259)	-	-	-
Restricted shares withheld for taxes and related tax benefit	(57,299)	(57,299)	(841,791)	-	-	(899,090)
Compensation expense for restricted shares	-	-	3,361,547	-	-	3,361,547
Net income	-	-	-	44,506,542	-	44,506,542
Other comprehensive loss	-	-	-	-	(3,935,543)	(3,935,543)
Balance at June 30, 2015	35,977,987	$35,977,987	$567,945,383	$237,243,866	$222,825	$841,390,061

Balance at December 31, 2015	40,906,064	$40,906,064	$839,617,050	$278,573,408	$(3,485,222)	$1,155,611,300
Exercise of employee common stock
options and related tax benefits	332,094	332,094	6,798,402	-	-	7,130,496
Common dividends paid	-	-	-	(11,717,393)		(11,717,393)
Issuance of restricted common shares,
net of forfeitures	141,331	141,331	(141,331)	-	-	-
Common stock issued in conjunction with Bankers Healthcare Group investment, net of issuance costs	860,470	860,470	38,827,126	-	-	39,687,596
Restricted shares withheld for taxes and related tax benefit	(55,839)	(55,839)	(878,179)	-	-	(934,018)
Compensation expense for restricted shares	-	-	5,244,947	-	-	5,244,947
Net income	-	-	-	58,752,036	-	58,752,036
Other comprehensive income	-	-	-	-	8,378,846	8,378,846
Balance at June 30, 2016	42,184,120	$42,184,120	$889,468,015	$325,608,051	$4,893,624	$1,262,153,810

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,
	2016	2015
Operating activities:
Net income	$58,752,036	$44,506,542
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	2,940,923	2,436,636
Depreciation, amortization, and accretion	1,220,878	4,318,556
Provision for loan losses	9,173,671	1,501,207
Gain on mortgage loans sold, net	(7,788,852)	(3,593,365)
Gain on sale of investment securities	-	(562,017)
Stock-based compensation expense	5,244,947	3,361,547
Deferred tax expense	1,750,526	613,022
Losses on dispositions of other real estate and other investments	218,568	241,254
Income from equity method investment	(14,791,834)	(7,467,456)
Excess tax benefit from stock compensation	(2,422,226)	(1,398,876)
Gain on other loans sold, net	(548,560)	-
Other loans held for sale:
Loans originated	(30,854,000)	-
Loans sold	22,079,777	-
Mortgage loans held for sale:
Loans originated	(195,638,601)	(222,301,417)
Loans sold	198,239,000	208,391,000
Decrease (increase) in other assets	(18,585,336)	5,668,214
Increase (decrease) in other liabilities	30,286,044	(6,601,764)
Net cash provided by operating activities	59,276,961	29,113,083

Investing activities:
Activities in securities available-for-sale:
Purchases	(265,495,464)	(180,352,200)
Sales	-	33,290,733
Maturities, prepayments and calls	104,509,440	65,886,600
Activities in securities held-to-maturity:
Purchases	(560,000)	(1,550,995)
Maturities, prepayments and calls	3,170,000	5,935,000
Increase in loans, net	(559,866,109)	(247,698,663)
Purchases of software, premises and equipment	(6,700,278)	(6,455,257)
Proceeds from sales of software, premises and equipment	1,949,036	654,069
Proceeds from sale of other real estate	2,323,953	-
Increase in equity method investment	(74,100,000)	(75,425,530)
Dividends received from equity method investment	21,824,256	-
Increase in other investments	(16,944,435)	(720,972)
Net cash used in investing activities	(789,889,601)	(406,437,215)

Financing activities:
Net increase in deposits	321,819,132	211,006,014
Net decrease in securities sold under agreements to repurchase	(5,767,418)	(32,446,182)
Advances from Federal Home Loan Bank:
Issuances	1,528,000,000	1,740,000,000
Payments/maturities	(1,045,064,801)	(1,490,108,767)
Increase in other borrowings	87,976,401	37,750,000
Exercise of common stock options and stock appreciation rights,
net of repurchase of restricted shares	3,774,252	3,397,891
Excess tax benefit from stock compensation	2,422,226	1,398,876
Common stock dividends paid	(11,717,393)	(8,633,757)
Net cash provided by financing activities	881,442,399	462,364,075
Net decrease in cash and cash equivalents	150,829,759	85,039,943
Cash and cash equivalents, beginning of period	320,951,333	187,907,510
Cash and cash equivalents, end of period	$471,781,092	$272,947,453
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna) and Avenue Financial Holdings, Inc. (Avenue) on July 31, 2015, September 1, 2015, and July 1, 2016, respectively. Pinnacle Financial and Pinnacle Bank also collectively hold a 49% interest in Bankers Healthcare Group, LLC (BHG),  a full-service commercial loan provider to healthcare and other professional practices. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance services, and comprehensive wealth management services, in its primary market areas of the Nashville-Davidson-Murfreesboro-Franklin, Tennessee, Knoxville, Tennessee, Chattanooga, Tennessee-Georgia and Memphis, Tennessee-Mississippi-Arkansas Metropolitan Statistical Areas.

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

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the six months ended June 30, 2016 and June 30, 2015 was as follows:

	For the six months ended
	June 30, 2016	June 30, 2015
Cash Transactions:
Interest paid	$14,722,572	$7,099,390
Income taxes paid, net	22,364,686	17,847,500
Noncash Transactions:
Loans charged-off to the allowance for loan losses	16,372,819	6,098,606
Loans foreclosed upon and transferred to other real estate owned	2,464,945	252,896
Loans foreclosed upon and transferred to other assets	1,673,946	3,478,159

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
The following is a summary of the basic and diluted net income per share calculations for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic net income per share calculation:
Numerator - Net income	$30,786,772	$22,663,831	$58,752,036	$44,506,542

Denominator - Average common shares outstanding	41,274,450	35,128,856	40,678,669	35,085,271
Basic net income per share	$0.75	$0.65	$1.44	$1.27

Diluted net income per share calculation:
Numerator – Net income	$30,786,772	$22,663,831	$58,752,036	$44,506,542

Denominator - Average common shares outstanding	41,274,450	35,128,856	40,678,669	35,085,271
Dilutive shares (1)	700,033	425,827	732,579	391,827
Average diluted common shares outstanding	41,974,483	35,554,683	41,411,248	35,477,098
Diluted net income per share	$0.73	$0.64	$1.42	$1.25

(1)
Approximately 518,152 restricted share units are not included in the weighted-average shares outstanding as they are deemed to be contingently issuable. Additionally, for the periods ending June 30, 2016 and 2015, there were no share based awards excluded from the diluted earnings per share computation because they were deemed anti-dilutive.

Mortgage Servicing Rights — In conjunction with the acquisition of Magna, Pinnacle Bank acquired a residential mortgage servicing portfolio which was recorded at fair value upon acquisition.  The residential mortgage servicing portfolio was recorded at $6.4 million as of December 31, 2015, net of related amortization.  During the first quarter of 2016 in conjunction with a decision to exit the residential servicing line of business, Pinnacle Bank sold the mortgage servicing rights associated with the $830 million Fannie Mae portion of the residential servicing portfolio for $6.6 million, net of associated costs to sell.  Approximately $241,000 was recorded as income in the first quarter of 2016 as a result of the sale.

Recently Adopted Accounting Pronouncements — In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs requiring that debt issuance costs related to a debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability. The guidance became effective on January 1, 2016.  As a result of the adoption of this standard, Pinnacle Financial reclassified approximately $870,000 of deferred financing costs from Other Assets to Subordinated Debt and Other Borrowings in the consolidated balance sheet as of December 31, 2015.

Subsequent Events — ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after June 30, 2016 through the date of the issued financial statements.

Merger with Avenue Financial Holdings, Inc. (Avenue)

On January 28, 2016, Pinnacle Financial entered into an Agreement and Plan of Merger (the Merger Agreement) by and between Pinnacle Financial and Avenue, a publicly traded bank holding company,  pursuant to which Avenue would merge with and into Pinnacle Financial, with Pinnacle Financial continuing as the surviving corporation (the Avenue Merger). On July 1, 2016, Avenue merged with Pinnacle Financial. On that same day, Pinnacle Bank and Avenue Bank merged, with Pinnacle Bank continuing as the surviving bank.

Pursuant to the terms of the Merger Agreement, each holder of Avenue common stock issued and outstanding, subject to certain exceptions, received 0.36 shares of Pinnacle Financial's common stock and an amount in cash equal to $2.00 for each share of Avenue common stock owned by them at the effective time of the Avenue Merger.

Cash was paid in lieu of any fractional shares of Pinnacle Financial common stock that would otherwise be issued in the Avenue Merger based on the average closing price of Pinnacle Financial's common stock for the ten (10) trading days ending on the business day immediately preceding the closing date of the Avenue Merger. Additionally, any outstanding options to purchase shares of common stock of Avenue that were not vested were accelerated prior to, but conditioned on the occurrence of, the closing of the Avenue Merger and all options that were not exercised prior to the closing were cancelled and the holders of any such options received an amount in cash equal to the product of (x) the excess, if any, of $20.00 over the exercise price of each such option and (y) the number of shares of Avenue common stock subject to each such option.

As of the consummation of the Avenue Merger, Avenue had 10,445,349 shares of common stock issued and outstanding (including shares of restricted stock) and 101,389 outstanding stock options. As a result, Pinnacle Financial has issued approximately 3.76 million shares of its common stock and paid approximately $20.9 million in cash (including payments related to fractional shares) to the Avenue shareholders and approximately $1.0 million to holders of options to purchase shares of Avenue common stock that were not exercised prior to the consummation of the Avenue Merger.

In addition, upon consummation of the Avenue Merger, Pinnacle Financial assumed Avenue's obligations under its outstanding $20.0 million subordinated notes issued in December 2014 that mature in December 2024. These notes bear interest at a rate of 6.75% per annum until January 1, 2020 and may not be repaid prior to such date. Beginning on January 1, 2020, if not redeemed on such date, these notes will bear interest at a floating rate equal to the three-month LIBOR determined on the determination date of the applicable interest period plus 4.95%. The subordinated notes will be recorded at fair value in connection with purchase accounting and as a result, interest expense will reflect rates that would have been realized if Pinnacle Financial had issued the instruments as of the acquisition date.

Note 2. Acquisitions

Investment - Bankers Healthcare Group, LLC. On February 1, 2015, Pinnacle Bank acquired a 30% interest in Bankers Healthcare Group (BHG) for $75 million in cash. On March 1, 2016, Pinnacle Bank and Pinnacle Financial increased their investment in BHG by a combined 19% for a total investment in BHG of 49%. The additional 19% interest was acquired pursuant to a Membership Interest Purchase Agreement dated March 1, 2016 (Purchase Agreement). Pinnacle Financial and Pinnacle Bank acquired, pursuant to the Purchase Agreement, 8.55% and an additional 10.45%, respectively, of the outstanding membership interests in BHG in exchange for an amount of cash equal to $74.1 million (with $11.4 million paid by Pinnacle Financial and $62.7 million paid by Pinnacle Bank) and 860,470 shares of Pinnacle Financial common stock.

The 860,470 shares of Pinnacle Financial common stock issued at the closing of the investment were issued in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (Securities Act), and Rule 506 of Regulation D promulgated under the Securities Act. Subsequent to the placement of the 860,470 shares, Pinnacle Financial filed a registration statement on Form S-3 with the SEC covering the resale of such shares as a secondary offering to be made on a continuous basis pursuant to Rule 415 of the Securities Act.

At the closing of the investment, Pinnacle Financial, Pinnacle Bank and the other members of BHG entered into an Amended and Restated Limited Liability Company Agreement of BHG that provides for, among other things, the following terms: (i) the inability of any member of BHG to transfer its ownership interest in BHG without the consent of the other members of BHG for five years, other than transfers to family members, trusts or affiliates of the transferring member, in connection with the acquisition of Pinnacle Financial or Pinnacle Bank or as a result of a change in applicable law that forces Pinnacle Financial and/or Pinnacle Bank to divest their ownership interests in BHG; (ii) the inability of the board of managers of BHG (of which Pinnacle Financial and Pinnacle Bank shall have the right to designate two of the five members (the Pinnacle Managers)) to approve a sale of BHG without the consent of one of the Pinnacle Managers for four years; (iii) co-sale rights for Pinnacle Financial and Pinnacle Bank in the event the other members of BHG decide to sell all or a portion of their ownership interests after the above-described five-year limitation; and (iv) a right of first refusal for BHG and the other members of BHG in the event that Pinnacle Financial and/or Pinnacle Bank decide to sell all or a portion of their ownership interests after the above-described five-year limitation, except in connection with a transfer of their ownership interests to an affiliate or in connection with the acquisition of Pinnacle Financial or Pinnacle Bank.

Pinnacle Financial accounts for this investment pursuant to the equity method for unconsolidated subsidiaries and will recognize its interest in BHG's profits and losses in noninterest income with corresponding adjustments to the BHG investment account. Additionally, Pinnacle Financial will not recognize any goodwill or other intangible asset associated with the transaction, however, it will recognize accretion income and amortization expense associated with certain amounts related to the fair value of net assets acquired including the amortizing intangible assets acquired related to BHG's customer list and data processing capabilities, pursuant to the equity method investment.

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

The following summarizes the consideration paid and presents the allocation of purchase price to net assets acquired (dollars in thousands):
	Number of Shares	Amount
Equity consideration:
Common stock issued	3,306,184	$175,525
Fair value of stock options assumed		30,430
Total equity consideration		$205,955

Non-equity consideration - Cash		19,675
Total consideration paid		$225,630

Allocation of total consideration paid:
Fair value of net assets assumed including estimated identifiable intangible assets		$73,186
Goodwill		152,444
		$225,630

  Acquisition -  Magna Bank. On September 1, 2015, Pinnacle Financial consummated its previously announced acquisition of Magna Bank ("Magna"). Pursuant to the terms of the Agreement and Plan of Merger dated as of April 28, 2015 by and among Pinnacle Financial, Pinnacle Bank and Magna (the Magna Merger Agreement), Magna merged with and into Pinnacle Bank, with Pinnacle Bank continuing as the surviving corporation (the Magna Merger).

The following summarizes the consideration paid and presents a preliminary allocation of purchase price to net assets acquired (dollars in thousands):
	Number of Shares	Amount
Equity consideration:
Common stock issued	1,371,717	$63,538
Total equity consideration		$63,538

Non-equity consideration:
Cash paid to redeem common stock		$19,453
Cash paid to exchange outstanding stock options		847
Total consideration paid		$83,838

Allocation of total consideration paid:
Fair value of net assets assumed including estimated identifiable intangible assets		$50,514
Goodwill		33,324
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
The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at their estimated fair values, are presented in the following tables (in thousands):
CapitalMark
	As of July 31, 2015
	CapitalMark Historical Cost Basis	Fair Value Adjustments		As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$28,021	$-		$28,021
Investment securities(1)	150,799	(399)		150,400
Loans(2)	880,115	(22,600)	(6)	857,515
Mortgage loans held for sale	1,791	-		1,791
Other real estate owned	1,728	-		1,728
Core deposit intangible(3)	-	6,193		6,193
Other assets(6)(7)	43,526	6,046		49,572
Total Assets	$1,105,980	$(10,760)		$1,095,220

Liabilities
Interest-bearing deposits(4)	$758,492	$891		$759,383
Non-interest bearing deposits	193,798	-		193,798
Borrowings(5)	32,874	228		33,102
Other liabilities	35,751	-		35,751
Total Liabilities	$1,020,915	$1,119		$1,022,034
Net Assets Acquired	$85,065	$(11,879)		$73,186
Explanation of certain fair value adjustments:
(1)	The amount represents the adjustment of the book value of CapitalMark's investment securities to their estimated fair value on the date of acquisition.
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

(7)
The amount represents the deferred tax asset recognized on the fair value adjustment of CapitalMark's acquired assets and assumed liabilities as well as the fair value adjustment on premises and equipment, and was increased by $6.3 million during the second quarter of 2016 as a result of the completion of the 2015 tax return.

Magna
	As of September 1, 2015
	Magna Historical Cost Basis	Preliminary Fair Value Adjustments		As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$17,832	$-		$17,832
Investment securities(1)	60,018	(280)		59,738
Loans(2)	453,108	(10,760)	(8)	442,348
Mortgage loans held for sale	18,886	-		18,886
Other real estate owned(3)	1,471	139		1,610
Core deposit intangible(4)	-	3,170		3,170
Other assets(5)	31,057	3,976		35,033
Total Assets	$582,372	$(3,755)		$578,617

Liabilities
Interest-bearing deposits(6)	$402,535	$1,268		$403,803
Non-interest bearing deposits	48,851	-		48,851
Borrowings(7)	46,900	506		47,406
Other liabilities	28,043	-		28,043
Total Liabilities	$526,329	$1,774		$528,103
Net Assets Acquired	$56,043	$(5,529)		$50,514
Explanation of certain fair value adjustments:
(1)	The amount represents the adjustment of the book value of Magna's investment securities to their estimated fair value on the date of acquisition.
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
(5)
The amount represents the deferred tax asset recognized on the fair value adjustment of Magna's acquired assets and assumed liabilities as well as the fair value adjustment for the mortgage servicing right and property and equipment. The value of the deferred tax asset was decreased by $1.9 million as a result of the completion of the 2015 tax return.

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

Note 3. Equity method investment

Upon Pinnacle Bank's initial investment in BHG, Pinnacle Financial and Pinnacle Bank accounted for this investment pursuant to the equity method for unconsolidated subsidiaries and recognized its interest in BHG's profits and losses in noninterest income with corresponding adjustments to the BHG investment account.  Because BHG has been determined to be a voting interest entity of which Pinnacle Financial and Pinnacle Bank controls less than a majority of the board seats following the closing of the additional investment in March 2016, this investment does not require consolidation and will continue to be accounted for pursuant to the equity method of accounting.

The equity method of accounting requires that acquired assets and liabilities are recorded at fair value and embedded goodwill and intangibles are identified, tested for impairment and accreted/amortized over their useful life within the equity method investment line of the balance sheet. Accretion income and amortization expense associated with acquired assets is netted within income from equity method investments. At June 30, 2016, Pinnacle Financial has recorded estimated embedded goodwill of $139.1 million and technology, trade name and customer relationship intangibles, net of related amortization, of $15.4 million compared to $50.6 million and $6.1 million, respectively, as of December 31, 2015. Pinnacle Financial has not yet completed the purchase accounting for the subsequent investment in BHG and the estimates of equity embedded goodwill and intangible assets are considered preliminary as of June 30, 2016. Amortization expense of $575,000 and $953,000 was included for the three and six months ended June 30, 2016 compared to $600,000 and $1.0 million for the same periods in the prior year. Accretion income of $303,000 and $1.2 million was included in the three and six months ended June 30, 2016. No accretion income was recorded in 2015. During the three and six months ended June 30, 2016, respectively, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $16.5 million and $21.8 million in the aggregate. No dividends were received during the six months ended June 30, 2015. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. As part of ongoing business transacted with BHG, Pinnacle Bank purchased loans totaling $2.2 million during the year ended December 31, 2015. No loans were purchased for the period ended June 30, 2016.

A summary of BHG's financial position as of June 30, 2016 and December 31, 2015 and results of operations as of and for the three and six months ended June 30, 2016 and 2015, were as follows (in thousands):

Banker's Healthcare Group
($ in thousands)
	As of
	June 30, 2016	December 31, 2015

Assets	$186,535	220,578

Liabilities	127,852	137,147
Membership interests	58,683	83,431
Total liabilities and membership	$186,535	220,578

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Revenues	$39,330	$34,649	$70,618	$61,694
Net income, pre-tax	$21,439	$21,592	$33,593	$35,976

Note 4.  Securities
The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016:
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	97,458	69	1,080	96,447
Mortgage-backed agency securities	758,714	14,042	806	771,950
State and municipal securities	159,890	9,200	13	169,077
Asset-backed securities	68,404	2	1,062	67,344
Corporate notes and other	4,273	136	6	4,403
	$1,088,739	$23,449	$2,967	$1,109,221
Securities held-to-maturity:
State and municipal securities	$28,512	$581	$-	$29,093
	$28,512	$581	$-	$29,093

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	131,499	3	3,309	128,193
Mortgage-backed agency securities	581,998	5,948	5,030	582,916
State and municipal securities	158,072	7,094	124	165,042
Asset-backed securities	49,598	8	805	48,801
Corporate notes and other	9,541	589	17	10,113
	$930,708	$13,642	9,285	$935,065
Securities held-to-maturity:
State and municipal securities	$31,377	$257	$48	$31,586
	$31,377	$257	$48	$31,586

At June 30, 2016, approximately $825.2 million of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At June 30, 2016, repurchase agreements comprised of secured borrowings totaled $73.3 million and were secured by $73.3 million of pledged U.S. government agency securities, municipal securities, asset backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to remain adequately secured.

The amortized cost and fair value of debt securities as of June 30, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
June 30, 2016:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,295	$3,311	$1,237	$1,239
Due in one year to five years	30,553	32,539	9,522	9,624
Due in five years to ten years	164,910	170,595	11,296	11,621
Due after ten years	62,863	63,482	6,457	6,609
Mortgage-backed securities	758,714	771,950	-	-
Asset-backed securities	68,404	67,344	-	-
	$1,088,739	$1,109,221	$28,512	$29,093

At June 30, 2016 and December 31, 2015, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2016

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	8,841	509	12,116	571	20,957	1,080
Mortgage-backed securities	67,682	279	41,087	527	108,769	806
State and municipal securities	2,607	12	412	1	3,019	13
Asset-backed securities	38,787	409	25,554	653	64,341	1,062
Corporate notes	997	6	-	-	997	6
Total temporarily-impaired securities	$118,914	$1,215	$79,169	$1,752	$198,083	$2,967

At December 31, 2015

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	61,903	1,702	65,538	1,607	127,441	3,309
Mortgage-backed securities	338,230	2,789	103,003	2,241	441,233	5,030
State and municipal securities	6,509	38	6,135	134	12,644	172
Asset-backed securities	41,466	798	3,539	7	45,005	805
Corporate notes	2,554	17	-	-	2,554	17
Total temporarily-impaired securities	$450,662	$5,344	$178,215	$3,989	$628,877	$9,333

The applicable dates for determining when securities are in an unrealized loss position are June 30, 2016 and December 31, 2015. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended June 30, 2016 and December 31, 2015, but is in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at June 30, 2016, Pinnacle Financial had approximately $3.0 million in unrealized losses on $198.1 million of securities. The unrealized losses associated with these investment securities are driven by changes in interest rates and the unrealized loss is recorded as a component of equity.  These securities will continue to be monitored as a part of Pinnacle Financial's ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at June 30, 2016, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

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
·
Commercial real-estate mortgage loans. Commercial real-estate mortgage loans are categorized as such based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial real-estate mortgage also includes owner occupied commercial real estate which shares a similar risk profile to Pinnacle Financial's commercial and industrial products.

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

Commercial loans receive risk ratings assigned by a financial advisor and approved by a senior credit officer subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators.  At June 30, 2016, approximately 77.10% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real-estate mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

Risk ratings are subject to continual review by a financial advisor and a senior credit officer. At least annually, Pinnacle Financial's credit procedures require that every risk rated loan of $500,000 or more be subject to a formal credit risk review process by the assigned financial advisor. Each loan's risk rating is also subject to review by Pinnacle Financial's independent loan review department, which reviews a substantial portion of Pinnacle Financial's risk rated portfolio annually. Included in the coverage are independent loan reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies.

The following table presents Pinnacle Financial's loan balances by primary loan classification and the amount within each risk rating category. Pass rated loans include all credits other than those included in special mention, substandard, substandard-nonaccrual and doubtful-nonaccrual which are defined as follows:

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of June 30, 2016 and December 31, 2015 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
June 30, 2016
Accruing loans
Pass	$2,423,496	$1,046,149	$798,597	$2,402,831	$244,199	$6,915,272
Special Mention	13,781	1,869	3,896	14,835	-	34,381
Substandard (1)	24,538	10,134	7,073	56,291	67	98,103
Total	2,461,815	1,058,152	809,566	2,473,957	244,266	7,047,756
Impaired loans
Nonaccrual loans(2)
Substandard-nonaccrual	5,184	7,016	7,112	11,827	2,556	33,695
Doubtful-nonaccrual	-	-	-	90	-	90
Total nonaccrual loans	5,184	7,016	7,112	11,917	2,556	33,785
Troubled debt restructurings(3)
Pass	220	1,377	3	335	44	1,979
Special Mention	-	245	-	-	-	245
Substandard	-	1,830	-	5,807	-	7,637
Total troubled debt restructurings	220	3,452	3	6,142	44	9,861
Total impaired loans	5,404	10,468	7,115	18,059	2,600	43,646
Total loans	$2,467,219	$1,068,620	$816,681	$2,492,016	$246,866	$7,091,402

December 31, 2015
Accruing loans
Pass	$2,217,639	$1,020,239	$732,662	$2,143,006	$239,874	$6,353,420
Special Mention	18,162	1,894	1,133	26,037	118	47,344
Substandard (1)	33,638	11,346	6,295	53,671	74	105,024
Total	2,269,439	1,033,479	740,090	2,222,714	240,066	6,505,788
Impaired loans
Nonaccrual loans(2)
Substandard-nonaccrual	5,819	9,344	7,607	1,591	4,902	29,263
Doubtful-nonaccrual	2	2	-	92	-	96
Total nonaccrual loans	5,821	9,346	7,607	1,683	4,902	29,359
Troubled debt restructurings(3)
Pass	223	409	-	553	28	1,213
Special Mention	-	422	-	-	-	422
Substandard	-	2,861	-	3,592	-	6,453
Total troubled debt restructurings	223	3,692	-	4,145	28	8,088
Total impaired loans	6,044	13,038	7,607	5,828	4,930	37,447
Total loans	$2,275,483	$1,046,517	$747,697	$2,228,542	$244,996	$6,543,235

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of nonaccrual loans and troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $98.1 million at June 30, 2016, compared to $105.0 million at December 31, 2015.

(2)	Included in nonaccrual loans at June 30, 2016 and December 31, 2015 are $9.8 million and $12.1 million, respectively, in purchase credit impaired loans acquired with deteriorated credit quality.
(3)	Troubled debt restructurings are presented as an impaired loan; however, they continue to accrue interest at contractual rates.

At June 30, 2016 and December 31, 2015, all loans classified as nonaccrual were deemed to be impaired. The principal balances of these nonaccrual loans amounted to $33.8 million and $29.4 million at June 30, 2016 and December 31, 2015, respectively, and are included in the tables above.  For the six months ended June 30, 2016, the average balance of nonaccrual loans was $36.6 million compared to $17.3 million for the same period in 2015. Pinnacle Financial's policy is that the discontinuation of the accrual of interest income will occur when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date the above mentioned loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized approximately $41,000 and $88,000, respectively, in interest income from cash payments received on nonaccrual loans during the three and six months ended June 30, 2016, compared to $99,000 and $183,000 during the three and six months ended June 30, 2015. Had these nonaccruing loans been on accruing status, interest income would have been higher by $676,000 and $398,000 for the six months ended June 30, 2016 and 2015, respectively.

The following table details the recorded investment, unpaid principal balance and related allowance of Pinnacle Financial's nonaccrual loans at June 30, 2016 and December 31, 2015 by loan classification (in thousands):

	At June 30, 2016			At December 31, 2015
	Recorded investment	Unpaid principal balances(1)	Related allowance(2)	Recorded investment	Unpaid principal balances (1)	Related allowance(2)
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$3,848	$4,571	$-	$4,411	$5,659	$-
Consumer real estate – mortgage	4,059	4,585	-	5,596	6,242	-
Construction and land development	7,055	7,797	-	7,531	7,883	-
Commercial and industrial	11,408	13,319	-	1,420	3,151	-
Consumer and other	382	406	-	-	-	-
Total	$26,752	$30,678	$-	$18,958	$22,935	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,336	$1,344	$172	$1,410	$1,661	$20
Consumer real estate – mortgage	2,957	2,914	249	3,750	4,098	616
Construction and land development	56	63	224	76	125	12
Commercial and industrial	510	515	701	263	281	19
Consumer and other	2,174	2,429	134	4,902	5,341	3,002
Total	$7,033	$7,265	$1,480	$10,401	$11,506	$3,669
Total nonaccrual loans	$33,785	$37,943	$1,480	$29,359	$34,441	$3,669

The following table details the average recorded investment and the amount of interest income recognized on a cash basis throughout the three and six months ended June 30, 2016 and 2015, respectively, on Pinnacle Financial's nonaccrual loans that remain on the balance sheets (in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2016		2015		2016		2015
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$3,845	$-	$3,205	$53	$3,474	$-	$3,148	$53
Consumer real estate – mortgage	4,125	-	611	-	4,140	-	617	-
Construction and land development	7,125	41	3,219	46	7,293	88	3,277	130
Commercial and industrial	12,107	-	918	-	11,928	-	932	-
Consumer and other	383	-	-	-	385	-	-	-
Total	$27,585	$41	$7,953	$99	$27,220	$88	$7,974	$183

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,352	$-	$1,804	$-	$725	$-	$1,824	$-
Consumer real estate – mortgage	3,163	-	3,982	-	3,181	-	4,037	-
Construction and land development	130	-	296	-	134	-	299	-
Commercial and industrial	1,838	-	193	-	2,396	-	204	-
Consumer and other	2,936	-	3,020	-	2,973	-	3,003	-
Total	$9,419	$-	$9,295	$-	$9,409	$-	$9,367	$-
Total nonaccrual loans	$37,004	$41	$17,248	$99	$36,629	$88	$17,341	$183

(1)	Unpaid principal balance presented net of fair value adjustments recorded in conjunction with purchase accounting.
(2)	Collateral dependent loans are typically charged-off to their net realizable value and no specific allowance is carried related to those loans.

Loans acquired with deteriorated credit quality are recorded pursuant to the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and are referred to as purchase credit impaired loans.

The following table provides a rollforward of purchase credit impaired loans from December 31, 2015 through June 30, 2016 (in thousands):

	Gross Contractual Receivable	Accretable Yield	Nonaccretable Yield	Carrying Value

December 31, 2015	$16,274	$-	$(4,143)	$12,131
Year-to-date settlements	(3,063)	-	668	(2,395)
Additional fundings	122	-	-	122
June 30, 2016	$13,333	$-	$(3,475)	$9,858

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

At June 30, 2016 and December 31, 2015, there were $9.9 million and $8.1 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within our Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each loan category where troubled debt restructurings were made during the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
2016	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	-	$-	$-	-	$-	$-
Consumer real estate – mortgage	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	-	-	-	1	2,321	1,536
Consumer and other	-	-	-	-	-	-
	-	$-	$-	1	$2,321	$1,536

2015
Commercial real estate – mortgage	-	$-	$-	-	$-	$-
Consumer real estate – mortgage	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	-	-	-	1	434	337
Consumer and other	-	-	-	-	-	-
	-	$-	$-	1	$434	$337

During the three and six months ended June 30, 2016 and 2015, Pinnacle Financial did not have any troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

The table below presents past due balances by loan classification and segment at June 30, 2016 and December 31, 2015, allocated between accruing and nonaccrual status (in thousands):

June 30, 2016	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$629	$-	$629	$4,663	$1,114,819	$1,120,111
All other	386	-	386	521	1,346,201	1,347,108
Consumer real estate – mortgage	5,476	1,046	6,522	7,016	1,055,082	1,068,620
Construction and land development	8,199	-	8,199	7,112	801,370	816,681
Commercial and industrial	1,166	-	1,166	11,917	2,478,933	2,492,016
Consumer and other	6,252	577	6,829	2,556	237,481	246,866
	$22,108	$1,623	$23,731	$33,785	$7,033,886	$7,091,402

December 31, 2015	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$-	$-	$-	$5,103	$1,078,394	$1,083,497
All other	-	-	-	718	1,191,268	1,191,986
Consumer real estate – mortgage	6,380	1,396	7,776	9,346	1,029,395	1,046,517
Construction and land development	309	-	309	7,607	739,781	747,697
Commercial and industrial	4,798	-	4,798	1,683	2,222,061	2,228,542
Consumer and other	6,721	373	7,094	4,902	233,000	244,996
	$18,208	$1,769	$19,977	$29,359	$6,493,899	$6,543,235

(1)	Approximately $23.7 million and $19.0 million of nonaccrual loans as of June 30, 2016 and December 31, 2015, respectively, were performing pursuant to their contractual terms at those dates.

The following table shows the allowance allocation by loan classification and accrual status at June 30, 2016 and December 31, 2015 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Commercial real estate –mortgage	$13,613	$15,452	$4	$20	$48	$41	$13,665	$15,513
Consumer real estate – mortgage	6,012	6,109	131	616	397	495	6,540	7,220
Construction and land development	3,920	2,891	2	12	1	-	3,923	2,903
Commercial and industrial	23,268	22,669	138	19	1,684	955	25,090	23,643
Consumer and other	9,923	12,609	1,205	3,002	10	5	11,138	15,616
Unallocated	-	-	-	-	-	-	1,056	537
	$56,736	$59,730	$1,480	$3,669	$2,140	$1,496	$61,412	$65,432

(1)
Troubled debt restructurings of $9.9 million and $8.1 million as of both June 30, 2016 and December 31, 2015, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

The following table details the changes in the allowance for loan losses from December 31, 2014 to December 31, 2015 to June 30, 2016 by loan classification and the allocation of the allowance for loan losses (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570	$3,272	$67,359
Charged-off loans	(384)	(365)	(190)	(2,207)	(18,002)	-	(21,148)
Recovery of previously charged-off loans	85	874	1,479	1,730	5,865	-	10,033
Provision for loan losses	(6,390)	1,287	(4,110)	(5,047)	26,183	(2,735)	9,188
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616	$537	$65,432

Collectively evaluated for impairment	$15,452	$6,109	$2,891	$22,669	$12,609		$59,730
Individually evaluated for impairment	61	1,111	12	974	3,007		5,165
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616		$65,432

Loans:
Collectively evaluated for impairment	$2,269,439	$1,033,479	$740,090	$2,222,714	$240,066		$6,505,788
Individually evaluated for impairment	2,420	8,986	3,689	5,288	4,930		25,313
Loans acquired with deteriorated credit quality	3,624	4,052	3,918	540	-		12,134
Balance at December 31, 2015	$2,275,483	$1,046,517	$747,697	$2,228,542	$244,996		$6,543,235

Allowance for Loan Losses:
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616	$537	$65,432
Charged-off loans	(196)	(379)	-	(2,243)	(13,555)	-	(16,373)
Recovery of previously charged-off loans	193	156	106	1,615	1,109	-	3,179
Provision for loan losses	(1,845)	(457)	914	2,075	7,968	519	9,174
Balance at June 30, 2016	$13,665	$6,540	$3,923	$25,090	$11,138	$1,056	$61,412

Collectively evaluated for impairment	$13,613	$6,012	$3,920	$23,268	$9,923		$56,736
Individually evaluated for impairment	52	528	3	1,822	1,215		3,620
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at June 30, 2016	$13,665	$6,540	$3,923	$25,090	$11,138		$61,412

Loans:
Collectively evaluated for impairment	$2,461,815	$1,058,152	$809,566	$2,473,957	$244,266		$7,047,756
Individually evaluated for impairment	1,922	8,068	4,129	17,483	2,219		33,821
Loans acquired with deteriorated credit quality	3,482	2,400	2,986	576	381		9,825
Balance at June 30, 2016	$2,467,219	$1,068,620	$816,681	$2,492,016	$246,866		$7,091,402

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

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industry.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at June 30, 2016 with the comparative exposures for December 31, 2015 (in thousands):

	at June 30, 2016
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2015

Lessors of nonresidential buildings	$945,924	$274,357	$1,220,281	$1,078,211
Lessors of residential buildings	432,711	189,627	622,338	500,266

At June 30, 2016, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $8.8 million to current directors, executive officers, and their related entities, of which $5.9 million had been drawn upon. At December 31, 2015, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $14.5 million to directors, executive officers, and their related entities, of which approximately $11.4 million had been drawn upon. None of these loans to directors, executive officers, and their related entities were impaired at June 30, 2016 or December 31, 2015.

At June 30, 2016, Pinnacle Financial had approximately $9.3 million in commercial loans held for sale. These loans held for sale consist solely of apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank, and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

Residential Lending

At June 30, 2016, Pinnacle Financial had approximately $53.1 million of mortgage loans held-for-sale compared to approximately $47.9 million at December 31, 2015. Total loan volumes sold during the six months ended June 30, 2016 were approximately $198.2 million compared to approximately $208.4 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, Pinnacle Financial recognized $7.8 million in gains on the sale of these loans, net of commissions paid, compared to $3.6 million during the six months ended June 30, 2015.

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

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning of period	$196	$391	$196	$391
Increases due to tax positions taken during the current year	-	-	-	-
Increases due to tax positions taken during a prior year	-	-	-	-
Decreases due to the lapse of the statute of limitations during the current year	-	-	-	-
Decreases due to settlements with the taxing authorities during the current year	-	-	-	-
Balance at June 30,	$196	$391	$196	$391

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The total amount of interest and penalties recorded in the income statement for the three and six months ended June 30, 2015 was $9,600 and $19,600, respectively. No interest and penalties were recorded for the three and six months ended June 30, 2016.

Pinnacle Financial's effective tax rate for the three and six months ended June 30, 2016 was 33.9% and 33.5%, respectively, compared to 33.2% and 33.1%, respectively, for the three and six months ended June 30, 2015.  The difference between the effective tax rate and the Federal and State income tax statutory rate of 39.23% is primarily attributable to our investments in bank qualified municipal securities, investments in low-rate housing loans that qualify for Tennessee state excise tax credits and bank-owned life insurance, offset in part by meals and entertainment, a portion of which is non-deductible.

Note 7. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2016, these commitments amounted to $2.5 billion.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At June 30, 2016, these commitments amounted to $101.8 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should Pinnacle Financial's customers default on their resulting obligation to Pinnacle Financial, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At June 30, 2016 and December 31, 2015, Pinnacle Financial had accrued $1.2 million and $1.4 million, respectively, for the inherent risks associated with these off-balance sheet commitments.

On May 9, 2016 a purported class action complaint was filed in the Chancery Court for the State of Tennessee, 20th Judicial District at Nashville, styled Stephen Bushansky, on behalf of himself and all others similarly situated, Plaintiff, versus Avenue Financial Holdings, Inc. Ronald L. Samuels, Kent Cleaver, David G. Anderson, Agenia Clark, James F. Deutsch, Marty Dickens, Patrick G. Emery, Nancy Falls, Joseph C. Galante, David Ingram. Stephen Moore, Ken Robold, Karen Saul and Pinnacle Financial Partners, Inc., Defendants (Case No. 16-489-IV), alleging that the individual defendants breached their fiduciary duties by, among other things, approving the sale of Avenue for an inadequate price as the result of a flawed sales process, agreeing to the inclusion of unreasonable deal protection devices in the Merger Agreement, approving the Avenue Merger in order to receive benefits not equally shared by all other shareholders of Avenue, and issuing materially misleading and incomplete disclosures to Avenue's shareholders. The lawsuit also alleges claims against Avenue and Pinnacle for aiding and abetting the individual defendants' breaches of fiduciary duties.

The plaintiff purports to seek class-wide relief, including but not limited to: monetary damages, and an award of interest, attorney's fees, and expenses. On May 18, 2016, the Bushansky litigation was transferred to the Davidson County, Tennessee Business Court Pilot Project (Business Court).

To avoid the costs, risks and uncertainties inherent in litigation, on June 10, 2016, the defendants entered into a memorandum of understanding with the plaintiff regarding settlement of the Bushansky litigation (the "memorandum of understanding"). The memorandum of understanding outlines the terms of the parties' agreement in principle to settle and release all claims which were or could have been asserted in the Bushansky action. In consideration for the settlement of the Bushansky litigation and release of claims contemplated thereby, the parties to the action agreed that Avenue and Pinnacle would make certain supplemental disclosures to the definitive proxy statement/prospectus. The memorandum of understanding contemplates that the parties will attempt in good faith to agree promptly upon a stipulation of settlement to be submitted to the Business Court for approval at the earliest practicable time. The stipulation of settlement will be subject to approval by the Business Court, which will consider the fairness, reasonableness and adequacy of such settlement. Under the terms of the proposed settlement, following final approval by the Business Court, the action will be dismissed with prejudice. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Business Court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement will be null and void and of no force and effect.

Pinnacle Financial believes the claims asserted in the Bushansky action are without merit and intends to continue to defend the litigation. At this time though, it is not possible to predict the outcome of the proceeding or its impact on Pinnacle Financial.

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management, the resolution of these claims outstanding at June 30, 2016 will not have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.
Note 8.  Stock Options, Stock Appreciation Rights and Restricted Shares

As described more fully in the Annual Report on Form 10-K, as of June 30, 2016, Pinnacle Financial has one equity incentive plan under which it is able to grant awards, the 2014 Equity Incentive Plan (2014 Plan) and has assumed the stock option plan of CapitalMark (the CapitalMark Option Plan) in connection with the CapitalMark Merger. In addition, awards previously granted remain outstanding under equity plans previously adopted by Pinnacle Financial's Board of Directors or assumed in connection with acquisitions of Mid-America Bancshares, Inc. and Cavalry Bancorp, Inc. No new awards may be granted under these other plans or the CapitalMark Option Plan.

Total shares available for issuance under the 2014 Plan were approximately 1.0 million shares as of June 30, 2016, inclusive of shares returned to plan reserves during the six months ended June 30, 2016. The 2014 Plan also permits Pinnacle Financial to reissue awards currently outstanding that are subsequently forfeited, settled in cash or expired unexercised and returned to the 2014 Plan.

Common Stock Options and Stock Appreciation Rights

As of June 30, 2016, there were 916,745 stock options and 2,481 stock appreciation rights (SARS) outstanding to purchase common shares.  A summary of the stock option and stock appreciation rights activity within the equity incentive plans during the six months ended June 30, 2016 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted-Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2015	1,251,601	$21.23	2.54	$37,714	(1)
Granted	-
Exercised	(331,865)
Stock appreciation rights exercised	(510)
Forfeited	-
Outstanding at June 30, 2016	919,226	$21.60	2.59	$25,049	(2)
Options exercisable at June 30, 2016	919,226	$21.60	2.59	$25,049	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $51.36 per common share at December 31, 2015 for the 1,251,601 options and stock appreciation rights that were in-the-money at December 31, 2015.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $48.85 per common share at June 30, 2016 for the 919,226 options and stock appreciation rights that were in-the-money at June 30, 2016.

(3)	510 SARS were converted into 229 common shares upon exercise.

Compensation costs related to unvested stock options granted under Pinnacle Financial's equity incentive plan have been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

Additionally, the 2014 Plan provides for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards outstanding as of June 30, 2016 under this plan.

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and, in the case of executive management, performance vesting criteria. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the six months ended June 30, 2016:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants(5)	Shares Unvested
Time Based Awards
2016	Associates(2)	5	96,294	166	2,413	93,715

Performance Based Awards
2016	Leadership team(3)	-(3)	43,694	-	-	43,694

Outside Director Awards(4)
2016	Outside directors	1	16,604	-	1,186	15,418

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

(4)
Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan.  Restrictions lapse on February 28, 2017 based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend.

(5)
These shares represent forfeitures resulting from recipients whose employment terminated during the year-to-date period ended June 30, 2016. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination.

A summary of activity for unvested restricted share awards for the six months ended June 30, 2016 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2015	866,314	$31.39
Shares awarded	112,898
Conversion of restricted share units to restricted share awards	43,694
Restrictions lapsed and shares released to associates/directors	(203,588)
Shares forfeited(1)	(15,261)
Unvested at June 30, 2016	804,057	$36.02

(1)	Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

Compensation expense associated with the time-based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total grant date fair value. Compensation expense associated with performance-based restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a schedule consistent with the nature of the award. For the three and six months ended June 30, 2016, Pinnacle Financial recognized approximately $1.8 million and $3.7 million, respectively, in compensation costs attributable to restricted share awards, compared to $1.4 million and $2.7 million for the three and six months ended June 30, 2015.

Restricted Share Units

Pinnacle Financial grants restricted share units to the senior executive officers and other members of the Leadership Team annually. The senior executive officers' restricted share unit award typically includes a range of shares that may be earned from the target level of performance to the maximum level of performance. The Leadership Team awards are granted at the target level of performance.  Restricted share units awarded prior to 2015 will convert to a number of restricted share awards based on the achievement of certain performance metrics for each of the fiscal years to which the award relates, with the restrictions on the restricted shares lapsing if Pinnacle Bank achieves certain soundness levels in subsequent years. Beginning with grants made in 2015, the awards will be settled in shares of freely tradeable common stock of Pinnacle Financial if the one-year performance metrics and subsequent one-year service period requirements are met and subsequent soundness targets are achieved. The performance metrics for each of the performance periods is established concurrently with the award of the restricted share unit grants by the Human Resources and Compensation Committee. The awards may be issued with a post-vest holding period, as shown below.  During the post-vest holding period, the shares will not be released to the recipient and cannot be transferred, subject to limited exceptions, but will continue to accrue dividends until the awards are released, which is expected to be commensurate with the filing of Pinnacle Financial's Annual Report on Form 10-K for the prescribed year.  These restricted share units are being expensed based on the requisite service period of the underlying tranche of the award. Each period, the number of shares that is expected to lapse to the recipient is reevaluated and the associated compensation expense is adjusted accordingly. The expense is accrued using an anticipated performance level for the senior executive officers between the target and maximum performance levels and at the target performance level for the Leadership Team.

The following table details the Restricted Stock Unit awards outstanding at June 30, 2016:

	Units Awarded
Grant year	Named Executive Officers (NEOs)(1)	Leadership Team other than NEOs	Applicable Performance Periods associated with each tranche (fiscal year)	Service period per tranch (in years)	Holding period per tranche (in years)	Shares settled into RSAs as of period end(2)
2016	73,474-110,223	26,683	2016	2	3	N/A
			2017	2	2	N/A
			2018	2	1	N/A

2015	58,200-101,850	28,378	2015	2	3	N/A
			2016	2	2	N/A
			2017	2	1	N/A

2014(3)	58,404-102,209	29,087	2014	5	N/A	21,856
			2014	4	N/A	21,856
			2015	4	N/A	21,847
			2015	3	N/A	21,847
			2016	3	N/A
			2016	2	N/A

(1)	The named executive officers are awarded a range of awards that may be earned based on attainment of goals at a target level of performance to the maximum level of performance.
(2)	Restricted stock unit awards granted in 2016 and 2015 will be earned and settled in shares of Pinnacle Financial common stock.
(3)	Restrictions on half of the shares previously converted to RSAs will lapse commensurate with the filing of the Form 10-K for the year ended December 31, 2017 and 2018, respectively.

  Stock compensation expense related to restricted stock units totaled $817,000 and $1.6 million for the three and six months ended June 30, 2016, respectively, compared to $336,000 and $634,000 for the three and six months ended June 30, 2015, respectively.

Note 9. Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years.  During the six months ended June 30, 2016, Pinnacle Bank paid $12.9 million in dividends to Pinnacle Financial. Pinnacle Financial increased its quarterly common stock dividend to $0.14 beginning in the first quarter of 2016. The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to Pinnacle Financial.

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

(i) a common equity Tier 1 capital ratio of 4.5%;
(ii) a Tier 1 risk-based capital ratio of 6%;
(iii) a total risk-based capital ratio of 8%; and
(iv) a Tier 1 leverage ratio of 4% for all institutions.

The capital level requirements also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the regulatory minimum risk-based capital ratios, and result in the following required ratios once the capital conservation buffer is fully phased in:

(i) a common equity Tier 1 risk-based capital ratio of 7%;
(ii) a Tier 1 risk-based capital ratio of 8.5%; and
(iii) a total risk-based capital ratio of 10.5%.

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

To be considered well capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain the following minimum capital ratios and not be subject to a written agreement, order or directive to maintain a higher capital level:

(i) a common equity Tier 1 capital ratio of 6.5%;
(ii) a Tier 1 risk based capital ratio of 8%;
(iii) a Total risk based capital ratio of 10%; and
(iv) in the case of Pinnacle Bank, a Tier 1 leverage ratio of 5%.

Under capital level requirements, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. As a result, Pinnacle Financial's Trust Preferred Securities continue to qualify as Tier 1 capital. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

  The current capital level requirements allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Each of Pinnacle Financial and Pinnacle Bank has opted-out of this requirement.

Management believes, as of June 30, 2016, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2016

Total capital to risk weighted assets:
Pinnacle Financial	$951,868	11.1%	$688,798	8.0%	$860,997	10.0%
Pinnacle Bank	$910,455	10.6%	$686,692	8.0%	$858,364	10.0%
Tier I capital to risk weighted assets:
Pinnacle Financial	$761,868	8.8%	$516,598	6.0%	$688,798	8.0%
Pinnacle Bank	$720,456	8.4%	$515,019	6.0%	$686,692	8.0%
Common equity Tier I capital to risk weighted assets
Pinnacle Financial	$681,746	7.9%	$387,449	4.5%	$559,648	6.5%
Pinnacle Bank	$720,333	8.4%	$386,264	4.5%	$557,937	6.5%
Tier I capital to average assets (*):
Pinnacle Financial	$761,868	8.7%	$348,653	4.0%	N/A	N/A
Pinnacle Bank	$720,456	8.3%	$347,549	4.0%	$434,436	5.0%

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

A summary of Pinnacle Financial's interest rate swaps related to customers as of June 30, 2016 and December 31, 2015 is included in the following table (in thousands):

	June 30, 2016		December 31, 2015
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$577,923	$37,589	$396,112	$16,130
Pay variable / receive fixed swaps	577,923	(37,880)	396,112	(16,329)
Total	$1,155,846	$(291)	$792,224	$(199)

Hedge derivatives

Pinnacle Financial has forward cash flow hedge relationships to manage future interest rate exposure. The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate and protects Pinnacle Financial from floating interest rate variability.  The initial hedge relationships were entered into during the second quarter of 2013. During the third quarter of 2014, Pinnacle Financial terminated three individual contracts of the initial hedge relationships based on changes in internal forecasts for future interest rates. As a result of terminating these contracts, Pinnacle Financial will incur a gain of $64,000 over the original terms of these agreements which were scheduled to begin in April 2015. Pinnacle Financial has since entered into additional forward cash flow hedge relationships for interest rate risk management purposes given the aforementioned changes in forecasted interest rates. The terms of the individual contracts within the relationship are as follows (in thousands):

					June 30, 2016		December 31, 2015
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(1)	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income
Interest Rate Swap	$33,000	3 month LIBOR	2.265%	April 2016- April 2020	(1,785)	(1,085)	(784)	(476)
Interest Rate Swap	33,000	3 month LIBOR	2.646%	April 2016- April 2022	(3,051)	(1,854)	(1,478)	(898)
Interest Rate Swap	33,000	3 month LIBOR	2.523%	Oct. 2016- Oct. 2020	(2,048)	(1,245)	(908)	(552)
Interest Rate Swap	33,000	3 month LIBOR	2.992%	Oct. 2017- Oct. 2021	(2,466)	(1,499)	(1,112)	(676)
Interest Rate Swap	34,000	3 month LIBOR	3.118%	April 2018- July 2022	(2,626)	(1,596)	(1,170)	(711)
Interest Rate Swap	34,000	3 month LIBOR	3.158%	July 2018- Oct. 2022	(2,611)	(1,587)	(1,158)	(704)
	$200,000				(14,587)	(8,866)	(6,610)	(4,017)
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

					June 30, 2016		December 31, 2015
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(2)	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income
Interest Rate Swap	$27,500	2.090%	1 month LIBOR	July 2014 - July 2021	1,553	944	663	403
Interest Rate Swap	25,000	2.270%	1 month LIBOR	July 2014 - July 2022	2,178	1,324	968	588
Interest Rate Swap	27,500	2.420%	1 month LIBOR	July 2014 - July 2023	2,859	1,737	1,320	802
Interest Rate Swap	30,000	2.500%	1 month LIBOR	July 2014 - July 2024	2,964	1,801	1,333	810
Interest Rate Swap	-	1.048%	1 month LIBOR	August 2015 - August 2018	-	-	(46)	(28)
Interest Rate Swap	-	1.281%	1 month LIBOR	August 2015 - August 2019	-	-	(34)	(21)
Interest Rate Swap	15,000	1.470%	1 month LIBOR	August 2015 - August 2020	448	272	(14)	(9)
	$125,000				10,002	6,078	4,190	2,545

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

Other investments – Included in others assets are other investments recorded at fair value primarily in certain nonpublic private equity funds. The valuation of nonpublic private equity investments requires management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy as these funds are not widely traded and the underlying investments of such funds are often privately-held and/or start-up companies for which market values are not readily available.

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

The following tables present financial instruments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

June 30, 2016	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$-	$-	$-	$-
U.S. government agency securities	96,447	-	96,447	-
Mortgage-backed securities	771,950	-	771,950	-
State and municipal securities	169,077	-	169,077	-
Agency-backed securities	67,344	-	67,344	-
Corporate notes and other	4,403	-	4,403	-
Total investment securities available-for-sale	$1,109,221	$-	$1,109,221	$-
Other investments	10,381	-	-	10,381
Other assets	36,893	-	36,893	-
Total assets at fair value	$1,156,495	$-	$1,146,114	$10,381

Other liabilities	$38,983	$-	$38,983	$-
Total liabilities at fair value	$38,983	$-	$38,983	$-

December 31, 2015
Investment securities available-for-sale:
U.S. treasury securities	$-	$-	$-	$-
U.S. government agency securities	128,193	-	128,193	-
Mortgage-backed securities	582,916	-	582,916	-
State and municipal securities	165,042	-	165,042	-
Agency-backed securities	48,801	-	48,801	-
Corporate notes and other	10,113	-	10,113	-
Total investment securities available-for-sale	935,065	-	935,065	-
Other investments	9,764	-	-	9,764
Other assets	15,147	-	15,147	-
Total assets at fair value	$959,976	$-	$950,212	$9,764

Other liabilities	$16,568	$-	$16,568	$-
Total liabilities at fair value	$16,568	$-	$16,568	$-

The following table presents assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the year-to-date period then ended
Other real estate owned	$5,006	$-	$-	$5,006	$(219)
Collateral dependent nonaccrual loans, net	26,752	-	-	26,752	(2,804)
Total	$31,758	$-	$-	$31,758	$(3,023)

December 31, 2015
Other real estate owned	$5,083	$-	$-	$5,083	$(41)
Collateral dependent nonaccrual loans, net	18,958	-	-	18,958	(2,637)
Total	$24,041	$-	$-	$24,041	$(2,678)

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the six months ended June 30, 2016, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2016 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the six months ended June 30,
	2016		2015
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$9,764	$-	$8,004	$-
Total realized gains included in income	336	-	173	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period end	-	-	-	-
Purchases	571	-	548	-
Issuances	-	-	-	-
Settlements	(290)	-	(563)	-
Transfers out of Level 3	-	-	-	-
Fair value, June 30	10,381	-	8,162	-
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$336	$-	$173	$-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2016 and December 31, 2015. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at June 30, 2016 and December 31, 2015.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands).

(in thousands) June 30, 2016	Carrying/ Notional Amount	Estimated Fair Value(1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$28,512	$29,093	$-	$29,093	$-
Loans, net	7,029,990	6,972,722	-	-	6,972,722
Mortgage loans held-for-sale	53,119	54,335	-	54,335	-
Loans held-for-sale	9,323	9,531	-	9,531	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	7,366,143	7,054,670	-	-	7,054,670
Federal Home Loan Bank advances	783,240	783,733	-	-	783,733
Subordinated debt and other borrowings	229,714	211,594	-	-	211,594

Off-balance sheet instruments:
Commitments to extend credit (2)	2,548,355	700	-	-	700
Standby letters of credit (3)	101,845	486	-	-	486

December 31, 2015
Financial assets:
Securities held-to-maturity	$31,377	$31,586	$-	$31,586	$-
Loans, net	6,477,803	6,379,153	-	-	6,379,153
Mortgage loans held for sale	47,930	48,365	-	48,365	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	7,050,498	6,562,509	-	-	6,562,509
Federal Home Loan Bank advances	300,305	299,214	-	-	299,214
Subordinated debt and other borrowings	141,606	131,494	-	-	131,494

Off-balance sheet instruments:
Commitments to extend credit (2)	2,218,784	1,017	-	-	1,017
Standby letters of credit (3)	93,534	354	-	-	354

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at June 30, 2016 and December 31, 2015, Pinnacle Financial included in other liabilities $700,000 and $1.0 million, respectively, representing the inherent risks associated with these off-balance sheet commitments.

(3)
At June 30, 2016 and December 31, 2015, the fair value of Pinnacle Financial's standby letters of credit was $486,000 and $354,000, respectively. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

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

The sale of the Notes yielded net proceeds of approximately $68.3 million after deducting the placement agents' fees and estimated expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the offering for general corporate purposes (including the repayment of short term borrowings of Pinnacle Bank used to pay a portion of the cash portion of the purchase price for the additional equity interests of BHG acquired by Pinnacle Bank on March 1, 2016).

The subordinated debt evidenced by the Notes is recorded net of associated financing fees in accordance with ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs and totals $127.4 million as of June 30, 2016, compared to $59.0 million at December 31, 2015, net of associated debt issuance costs.

On March 29, 2016, Pinnacle Financial entered into a revolving credit agreement with a bank for borrowings of up to $75 million (the Loan Agreement). Borrowings under the revolving credit facility are anticipated to be used to fund the cash portion of the purchase price and the transaction costs associated with acquisitions made by Pinnacle Financial from time to time and for general corporate purposes including to fund capital contributions to Pinnacle Bank. Pinnacle Financial's borrowings under the Loan Agreement bear interest at a rate equal to 2.25% plus the greater of (i) zero percent (0%) or (ii) the one-month LIBOR rate quoted by the lender. The Loan Agreement also requires Pinnacle Financial to pay a quarterly fee beginning June 30, 2016 equal to 0.35% per annum on the average daily unused amount of available borrowings. As of June 30, 2016, there were $19.8 million of borrowings under the Loan Agreement, net of associated debt issuance costs, which were utilized to fund a capital contribution to Pinnacle Bank. An additional $10.0 million was drawn on July 1, 2016 to fund a portion of the cash portion of the merger consideration payable to Avenue's shareholders.
Upon consummation of the Avenue Merger, Pinnacle Financial assumed Avenue's obligations under its outstanding $20.0 million subordinated notes issued on December 29, 2014 (Avenue Subordinated Notes). The Avenue Subordinated Notes mature on December 29, 2024 and bear interest at a rate of 6.75% per annum until January 1, 2020. Beginning on January 1, 2020, the Avenue Subordinated Notes will bear interest at a floating rate equal to the three-month LIBOR determined on the determination date of the applicable interest period plus 4.95%. Interest on the Avenue Subordinated Notes is payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, through December 29, 2024 or the earlier date of redemption of all of the Avenue Subordinated Notes. These notes will be recorded at fair value as of the acquisition date.

The Avenue Subordinated Notes will be redeemable by Pinnacle Financial, in whole or in part, on or after January 1, 2020 or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. The Avenue Subordinated Notes are not subject to redemption at the option of the holders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at June 30, 2016 and December 31, 2015 and our results of operations for the three and six months ended June 30, 2016 and 2015.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

Our diluted net income per common share for the three and six months ended June 30, 2016 was $0.73 and $1.42, respectively, compared to $0.64 and $1.25 for the three and six months ended June 30, 2015, respectively. At June 30, 2016, loans had increased to $7.091 billion, as compared to $6.543 billion at December 31, 2015, and total deposits increased to $7.293 billion at June 30, 2016 from $6.971 billion at December 31, 2015.

We acquired a 30% membership interest in Bankers Healthcare Group, LLC (BHG) on February 1, 2015 for $75.0 million and acquired an additional 19% membership interest in BHG on March 1, 2016 for $74.1 million in cash and 860,470 shares of common stock, with a fair value of $39.9 million on the date of the acquisition. We acquired CapitalMark Bank and Trust (CapitalMark) on July 31, 2015 and Magna Bank (Magna) on September 1, 2015. At the acquisition date, CapitalMark had net assets of $73.2 million, including loans of $857.5 million and deposits valued at $953.2 million. At the acquisition date, Magna had net assets of $50.5 million, including loans of $442.3 million and deposits valued at $452.7 million. These acquisitions further expanded our footprint into East and West Tennessee.

During the first quarter of 2016, we announced that we had signed a definitive agreement for Avenue Financial Holdings, Inc. (Avenue) to merge with us. The merger was consummated on July 1, 2016. Each holder of Avenue common stock (including restricted shares) received 0.36 shares of Pinnacle Financial's common stock plus $2.00 per share in cash for each share of Avenue common stock held by each shareholder on the closing date. This acquisition increases our market share in the Nashville MSA. At the closing of the merger, Avenue had 10,445,349 shares of common stock issued and outstanding (including shares of restricted stock whose restrictions lapsed upon acquisition) and 101,389 outstanding unexercised stock options. We issued approximately 3.76 million shares of our common stock and paid cash consideration of  approximately $20.9 million (including payments related to fractional shares) to the Avenue shareholders and approximately $1.0 million to holders of unexercised options to purchase shares of Avenue common stock. As of June 30, 2016, Avenue had total assets of $1.225 billion, $982.8 million in loans and $965.3 million in deposits.

Results of Operations.  Our net interest income increased $23.2 million to $75.0 million for the second quarter of 2016 compared to $51.8 million for the second quarter of 2015. Our net interest income increased $45.8 million to $148.9 million for the six months ended June 30, 2016 compared to $103.1 million in the same period in 2015. The net interest margin (the ratio of net interest income to average earning assets) for the three and six months ended June 30, 2016 was 3.72% and 3.75%, respectively, compared to 3.65% and 3.71% for the same periods in 2015, respectively.

Our provision for loan losses was $5.3 million and $9.2 million for the three and six months ended June 30, 2016 compared to $1.2 million and $1.5 million for the same periods in 2015. Provision expense for the three and six month periods when compared to the comparable periods in 2015 was impacted by increased charge-offs realized in our consumer portfolio, primarily related to automobile loans. Net charge-offs were $6.1 million and $13.2 million for the three and six months ended June 30, 2016, compared to $1.9 million and $3.3 million for the same periods in 2015.

Our allowance for loan losses as a percentage of total loans decreased from 1.00% at December 31, 2015 to 0.87% at June 30, 2016. Management believes the decrease in the allowance for loan losses as a percentage of total loans was supported by the credit quality in our loan portfolio despite increasing charge-offs related to automobile financing, which represents a small portion of the total portfolio. The overall methodology used to estimate the allowance for loan losses is consistent with the quarter ended March 31, 2016. For purchased loans (including those acquired in connection with our recent mergers that have been consummated), the allowance for loan losses subsequent to the acquisition date is consistent with that utilized for legacy Pinnacle Financial loans. Our accounting policy is to compare the computed allowance for loan losses on purchased loans to the remaining fair value adjustment at the individual loan level. If the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a provision for loan losses.

Noninterest income increased by $12.7 million and $20.1 million during the three and six months ended June 30, 2016, compared to the same periods in 2015. Income from equity method investment was $9.6 million and $14.8 million for the three and six months ended June 30, 2016 compared to $4.3 million and $7.5 million in the same prior year periods. As discussed above, we increased our investment in BHG from 30% to 49% on March 1, 2016, which impacted the comparable periods. Gains on mortgage loans sold increased $2.6 million and $4.2 million, respectively, over the same periods in the prior year due to continued strength in the local housing economy in many of our markets. The remaining growth in noninterest income was primarily attributable to increased interchange revenues as well as increased production in our fee-based products such as investments, insurance and trust.

Noninterest expense increased by $19.2 million and $36.4 million during the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily as a result of increased salaries and employment benefits resulting from annual merit increases awarded in the first quarter of 2016, new hires resulting from our acquisitions of CapitalMark and Magna and the overall increase in our associate base. Our associate base has expanded from 800.5 full-time equivalent employees at June 30, 2015 to 1,061.0 full-time equivalent employees at June 30, 2016, due to both opportunistic hires and our acquisitions of CapitalMark and Magna.

During the three and six months ended June 30, 2016, we recorded income tax expense of $15.8 million and $29.6 million, respectively.  Pinnacle Financial's effective tax rate for the six months ended June 30, 2016 and 2015 of 33.5% and 33.1%, respectively, differs from the combined federal and state income tax statutory rate primarily due to investments in bank qualified municipal securities, our real estate investment trust, participation in the Community Investment Tax Credit program and bank-owned life insurance offset in part by limited deductibility of meals and entertainment expense.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 51.9% and 53.0% for the three and six months ended June 30, 2016, compared to 51.1% and 52.0% for the same periods in 2015. Net income for the three and six months ended June 30, 2016 was $30.8 million and $58.8 million, respectively, compared to $22.7 million and $44.5 million for the same periods in 2015.

Financial Condition. Net loans increased $552.2 million, or 8.5%, during the six months ended June 30, 2016, of which $169.2 million were purchased from a bank in the Memphis MSA. Total deposits were $7.293 billion at June 30, 2016, compared to $6.971 billion at December 31, 2015, an increase of $321.4 million. At June 30, 2016, our capital ratios, including our bank's capital ratios, exceeded those levels necessary to be considered well-capitalized under applicable regulatory guidelines.

From time to time we may be required to support the capital needs of Pinnacle Bank. At June 30, 2016, we had approximately $31.8 million of cash at the holding company substantially all of which could be used to support our bank. During the first quarter of 2016, we established a revolving line of credit with another bank that can be utilized to provide additional capital support to Pinnacle Bank.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
The following is a summary of our results of operations (dollars in thousands, except per share data):

	Three months ended		2016 - 2015	Six months ended		2016-2015
	June 30,		Percent	June 30,		Percent
	2016	2015	Increase	2016	2015	Increase
Interest income	$83,762	$55,503	50.9%	$164,736	$110,181	49.5%
Interest expense	8,718	3,672	137.4%	15,790	7,082	123.0%
Net interest income	75,044	51,831	44.8%	148,946	103,099	44.5%
Provision for loan losses	5,280	1,186	345.2%	9,174	1,501	511.1%
Net interest income after provision for loan losses	69,764	50,645	37.8%	139,772	101,598	37.6%
Noninterest income	32,713	20,019	63.4%	58,569	38,512	52.1%
Noninterest expense	55,931	36,747	52.2%	109,994	73,578	49.5%
Net income before income taxes	46,546	33,916	37.2%	88,346	66,532	32.8%
Income tax expense	15,759	11,252	40.0%	29,594	22,025	34.4%
Net income	$30,787	$22,664	35.8%	$58,752	$44,507	32.0%
		-		-	-
Basic net income per common share	$$0.75	$$0.65	15.4%	$$1.44	$$1.27	13.4%

Diluted net income per common share	$$0.73	$$0.64	14.1%	$$1.42	$$1.25	13.6%

Net Interest Income.  Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $75.0 million and $148.9 million for the three and six months ended June 30, 2016, an increase of $23.2 million and $45.8 million, from the levels recorded in the same periods of 2015. We were able to increase net interest income during the six months ended June 30, 2016 compared to the same period in 2015 due primarily to our focus on growing our loan portfolio both organically and by acquisition. Average loans for the six months ended June 30, 2016 were 46.8% greater than average balances for the same period in 2015.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1,2)	$6,997,592	$77,043	4.53%	$4,736,818	$50,326	4.27%
Securities:
Taxable	880,976	4,572	2.09%	681,829	3,460	2.04%
Tax-exempt (2)	183,084	1,443	4.25%	154,596	1,400	4.86%
Federal funds sold and other	301,005	704	0.94%	191,271	316	0.66%
Total interest-earning assets	8,362,657	$83,762	4.06%	5,764,514	$55,502	3.91%
Nonearning assets
Intangible assets	440,504			245,964
Other nonearning assets	502,780			309,234
Total assets	$9,305,941			$6,319,712

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$1,352,898	$904	0.27%	$1,074,853	$532	0.20%
Savings and money market	3,085,734	3,019	0.39%	1,951,863	1,488	0.31%
Time	651,194	1,151	0.71%	420,514	572	0.55%
Total interest-bearing deposits	5,089,826	5,074	0.40%	3,447,230	2,592	0.30%
Securities sold under agreements to repurchase	65,121	40	0.24%	61,355	29	0.19%
Federal Home Loan Bank advances	653,750	1,256	0.77%	388,963	224	0.23%
Subordinated debt and other borrowings	225,240	2,348	4.19%	135,884	826	2.44%
Total interest-bearing liabilities	6,033,937	8,718	0.58%	4,033,432	3,671	0.37%
Noninterest-bearing deposits	2,003,523	-	-	1,437,276	-	-
Total deposits and interest-bearing liabilities	8,037,460	$8,718	0.44%	5,470,708	$3,671	0.27%
Other liabilities	20,719			12,213
Stockholders' equity	1,247,762			836,791
Total liabilities and stockholders' equity	$9,305,941			$6,319,712
Net interest income		$75,044			$51,831
Net interest spread (3)			3.48%			3.54%
Net interest margin (4)			3.72%			3.65%

1.	Average balances of nonaccrual loans are included in the above amounts.
2.	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
3.
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended June 30, 2016 would have been 3.62% compared to a net interest spread of 3.64% for the three months ended June 30, 2015.

4.	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1,2)	$6,869,823	$151,447	4.51%	$4,681,194	$99,792	4.31%
Securities:
Taxable	845,945	9,039	2.15%	654,011	6,905	2.13%
Tax-exempt (2)	182,923	2,937	4.33%	158,609	2,884	4.90%
Federal funds sold and other	291,782	1,313	0.91%	179,703	601	0.67%
Total interest-earning assets	8,190,473	$164,736	4.08%	5,673,517	$110,182	3.96%
Nonearning assets
Intangible assets	440,485			246,138
Other nonearning assets	447,996			292,065
Total assets	$9,078,954			$6,211,720

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$1,378,931	$1,835	0.27%	$1,052,405	$1,005	0.19%
Savings and money market	3,041,660	5,972	0.39%	1,973,818	2,898	0.30%
Time	662,788	2,182	0.66%	422,057	1,121	0.54%
Total interest-bearing deposits	5,083,379	9,989	0.40%	3,448,280	5,024	0.29%
Securities sold under agreements to repurchase	67,125	88	0.26%	63,916	60	0.19%
Federal Home Loan Bank advances	518,440	1,792	0.70%	339,763	444	0.26%
Subordinated debt and other borrowings	193,904	3,921	4.07%	128,499	1,555	2.44%
Total interest-bearing liabilities	5,862,848	15,790	0.54%	3,980,458	7,083	0.36%
Noninterest-bearing deposits	1,981,803	-	-	1,390,201	-	-
Total deposits and interest-bearing liabilities	7,844,651	$15,790	0.40%	5,370,659	$7,083	0.27%
Other liabilities	16,346			14,754
Stockholders' equity	1,217,957			826,307
Total liabilities and stockholders' equity	$9,078,954			$6,211,720
Net interest income		$148,946			$103,099
Net interest spread (3)			3.53%			3.60%
Net interest margin (4)			3.75%			3.71%

1.	Average balances of nonaccrual loans are included in the above amounts.
2.	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
3.
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the six months ended June 30, 2016 would have been 3.67% compared to a net interest spread of 3.70% for the six months ended June 30, 2015.

4.	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended June 30, 2016 and 2015, our net interest margin was 3.72% and 3.65%, respectively. For the six months ended June 30, 2016 and 2015, our net interest margin was 3.75% and 3.71% , respectively. In the fourth quarter of 2015, we experienced an increase in the Fed Funds rate, which, including the impact to other short-term notes, contributed to increased loan yields in the first and second quarters of 2016 with minimal impact to deposit costs.  The net interest margin for the three and six months ended June 30, 2016 was also favorably impacted by the accretion of the fair value adjustment recorded on the recently acquired loan and deposit portfolios. We expect the net interest margin to decrease in future periods as the accretion amounts from the CapitalMark and Magna mergers continue to become less impactful in future periods. We also expect that we will incur increased funding costs as a result of competition for deposits in our markets. Additionally, loan pricing for creditworthy borrowers is very competitive in our markets and has continued to limit our ability to increase pricing on new and renewed loans over the last several quarters. We anticipate that this challenging competitive environment will continue throughout the remainder of 2016.

We continue to believe our net interest income should increase throughout the remainder of 2016 compared to 2015 due to an increase in average earning asset volumes, primarily loans, as a result of organic loan growth and our acquisition of Avenue. We anticipate funding these increased earning assets primarily by growing our core deposits, and utilizing limited wholesale funding to fund the shortfall, if any, resulting from loan growth outpacing deposit growth.

Provision for Loan Losses.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount we believe is appropriate to adequately cover probable losses inherent in the loan portfolio. Our allowance for loan losses as a percentage of total loans decreased from 1.00% at December 31, 2015 to 0.87% at June 30, 2016, primarily as a result of the credit quality in our loan portfolio despite elevated charge-offs related to automobile financing, which represents a small portion of the total portfolio.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2016. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

The provision for loan losses amounted to $5.3 million and $9.2 million for the three and six months ended June 30, 2016 compared to $1.2 million and $1.5 million for the three and six months ended June 30, 2015. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs. Provision expense increased in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 due to increased charge-offs realized in our consumer portfolio, primarily related to automobile loans.

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

The following is a summary of our noninterest income for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three months ended		2016-2015	Six months ended		2016-2015
	June 30,		Percent	June 30,		Percent
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$3,430	$3,076	11.5%	$6,873	$5,988	14.8%
Investment services	2,500	2,399	4.2%	4,845	4,658	4.0%
Insurance sales commissions	1,193	1,106	7.9%	2,899	2,618	10.7%
Gains on mortgage loans sold, net	4,221	1,652	155.5%	7,789	3,593	116.8%
Gain on sale of investment securities, net	-	556	(100.0%)	-	562	(100.0%)
Trust fees	1,492	1,230	21.3%	3,073	2,542	20.9%
Income from equity method investment	9,644	4,266	126.1%	14,792	7,467	98.1%
Other noninterest income:
Interchange and other consumer fees	5,768	3,893	48.2%	11,587	7,692	50.6%
Bank-owned life insurance	878	573	53.2%	1,641	1,173	39.9%
Loan swap fees	1,780	611	191.3%	2,511	1,093	129.7%
Other noninterest income	1,807	657	174.9%	2,559	1,126	127.3%
Total other noninterest income	10,233	5,734	78.5%	18,298	11,084	65.1%
Total noninterest income	$32,713	$20,019	63.4%	$58,569	38,512	52.1%

The increase in service charges on deposit accounts in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts, related to both organic and merger-related growth.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three and six months ended June 30, 2016, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, increased by $101,000 and $187,000 as compared to the three and six months ended June 30, 2015. At June 30, 2016, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $2.0 billion in brokerage assets held with Raymond James Financial Services, Inc, compared to $1.8 billion at June 30, 2015. Revenues from the sale of insurance products by our insurance subsidiary for the three and six months ended June 30, 2016 were approximately $1.2 million and $2.9 million, respectively, compared to $1.1 million and $2.6 million for the three and six months ended June 30, 2015. Included in insurance revenues for the six months ended June 30, 2016 was $474,000 of contingent income received based on 2015 sales production compared to $403,000 recorded in the same period in the prior year. Additionally, at June 30, 2016, our trust department was receiving fees on approximately $953.6 million of managed assets compared to $924.6 million at June 30, 2015. Trust fees for the six months ended June 30, 2016 increased by 20.9% when compared to the same period in 2015.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in our current markets that are subsequently sold to third-party investors.  Substantially all of these loan sales transfer servicing rights to the buyer.  Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $4.2 million and $7.8 million, respectively, for the three and six months ended June 30, 2016 as compared to $1.7 million and $3.6 million, respectively, for the same periods in the prior year. The increase between the two periods is attributable to the strong economy in our markets as well as additional personnel in our production unit at June 30, 2016 compared to June 30, 2015.

Income from equity-method investment is comprised of income from our equity-method investment in BHG, which was entered into during the first quarter of 2015 and was increased from 30% to 49% on March 1, 2016. Income from equity-method investment was $9.6 million and $14.8 million for the three and six months ended June 30, 2016 compared to $4.3 million and $7.5 million for the same periods in the prior year. Income from our equity-method investment is reported net of amortization and accretion of fair value adjustments recorded as of the acquisition date. Amortization expense of $575,000 and $953,000 was included for the three and six months ended June 30, 2016 compared to $600,000 and $1.0 million for the same periods in the prior year. The income associated with this equity-method investment may fluctuate from period to period.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, changes in the fair value of our other equity investments and other items. Interchange revenues increased as a result of the number of cards being used throughout our expanded client network as compared to the comparable periods in 2015. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $878,000 and $1.6 million for the three and six months ended June 30, 2016 compared to $573,000 and $1.2 million for the three and six months ended June 30, 2015. Also during the second quarter of 2016, Pinnacle received a settlement on a bank-owned life insurance policy reducing the asset balance by $969,000 and recorded a realized gain of $461,000 included in other income. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. Loan swap fees are also included in other noninterest income and increased by $1.2 million and $1.4 million when compared to the three and six months ended June 30, 2015 as a result of increase in market demand in the current rate environment.

In conjunction with the acquisition of Magna, Pinnacle Bank acquired a residential mortgage servicing portfolio which was recorded at fair value upon acquisition.  The residential mortgage servicing portfolio was recorded at $6.4 million as of December 31, 2015, net of related amortization.  During the first quarter of 2016 in conjunction with a decision to exit the residential servicing line of business, Pinnacle Bank sold the mortgage servicing rights associated with the $830 million Fannie Mae portion of the residential servicing portfolio for $6.6 million, net of associated costs to sell.  Approximately $241,000 was recorded as income in the first quarter of 2016 as a result of the sale.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is a summary of our noninterest expense for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		2016-2015 Percent	Six months ended June 30,		2016-2015 Percent
	2016	2015	Increase	2016	2015	Increase
Noninterest expense:
Salaries and employee benefits:
Salaries	$19,393	$13,468	44.0%	$38,598	$26,292	46.8%
Commissions	1,487	1,383	7.5%	2,919	2,771	5.3%
Cash and equity incentives	7,916	5,308	49.1%	13,764	10,787	27.6%
Employee benefits and other	5,458	3,616	50.9%	11,490	7,455	54.1%
Total salaries and employee benefits	34,254	23,775	44.1%	66,771	47,305	41.1%
Equipment and occupancy	8,312	5,878	41.4%	16,442	11,924	37.9%
Other real estate expense (benefit), net	222	(115)	294.2%	335	281	19.2%
Marketing and business development	1,538	1,186	29.6%	2,801	2,146	30.5%
Postage and supplies	1,050	731	43.6%	2,007	1,380	45.4%
Amortization of intangibles	847	227	272.3%	1,720	455	278.1%
Merger related expense	980	59	NM	2,810	59	NM
Other noninterest expense	8,728	5,006	74.4%	17,108	10,028	70.6%
Total noninterest expense	$55,931	36,747	52.2%	$109,994	$73,578	49.5%

Total salaries and employee benefits expenses increased approximately $19.5 million for the first six months of 2016 over the same period in 2015. The increase in salaries is the result of our annual merit increases being effective January 1 as well as the overall increase in our associate base. At June 30, 2016, our associate base had expanded to 1,061.0 full-time equivalent associates as compared to 800.5 at June 30, 2015 resulting from both organic and merger-related growth. We expect salary expenses will continue to rise as we hire more experienced bankers throughout our expanded footprint and add the Avenue employees that we will retain following the closing of that acquisition. Moreover, since the acquisition of Avenue results in our exceeding $10 billion in total assets triggering certain provisions of the Dodd-Frank Act, we also expect our compliance costs, FDIC insurance assessment expense and salaries and benefits costs to increase.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan and all of our associates participate in our equity compensation plans. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold, a revenue component and a targeted level of earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. We currently believe based on our performance through the end of the second quarter of 2016, our performance for fiscal 2016 will achieve our targeted level of earnings, therefore we are currently accruing incentive costs for the cash incentive plan in 2016 at 100% of targeted awards.

Under our equity incentive plans, we provide a broad-based equity incentive program for all associates utilizing restricted share awards and, for certain of our associates, performance unit awards. We believe that equity incentives provide a vehicle for all associates to become meaningful stockholders of Pinnacle Financial over an extended period of time and create a stockholder-centric culture throughout our organization. We expect that compensation expense associated with equity awards for the remainder of 2016 will continue to increase when compared to comparable periods in 2015 as a result of the additional associates we have already hired in 2016 and our intention to hire additional experienced financial advisors throughout the remainder of 2016.

Equipment and occupancy expenses for the three and six months ended June 30, 2016, increased $2.4 million and $4.5 million, respectively, as compared to the same periods in the prior year primarily due to our acquisitions of CapitalMark and Magna. An additional location will be open or under construction in each of our markets before the end of 2016. We expect to supplement our retail network with the construction of a new retail office in the Chattanooga, Knoxville and Memphis markets each year for the next few years.  In future periods, these expansions and our acquisition of Avenue may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense.

At June 30, 2016, we had $5.0 million in OREO assets compared to $5.1 million at December 31, 2015. We recognized other real estate expense of $222,000 and $335,000 for the three and six months ended June 30, 2016, respectively, compared to a benefit of $115,000 and an expense of $281,000 for the same periods in the prior year. Other real estate expense includes realized gains and losses on dispositions and holding losses due to reduced valuations of OREO properties as well as carrying costs to maintain or improve the properties.

Intangible amortization expense was $847,000 and $1.7 million for the three and six months ended June 30, 2016 compared to $227,000 and $455,000 for the same periods in 2015.  The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives:

	Year Acquired	Initial Valuation (in millions)	Amortizable Life (in years)
Core Deposit Intangible:
Mid-America	2007	$9.5	10
CapitalMark	2015	6.2	7
Magna	2015	3.2	6
Book of Business Intangibles:
Miller Loughry Beach	2008	1.3	20
CapitalMark Trust Department	2015	0.3	16

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense is estimated to approximate between $740,000 and $3.2 million per year for each of the next five years with lesser amounts for the remaining amortization period (excluding any additional amortization expense resulting from our July 1, 2016 acquisition of Avenue).  Intangible amortization expense will increase in future periods as a result of our merger with Avenue.

During the three and six months ended June 30, 2016, merger related charges of $980,000 and $2.8 million were incurred associated with our acquisitions. We will continue to incur merger related charges as we complete the operational integration of Avenue, which we currently expect to be in September 2016.

Total other noninterest expenses increased by $3.7 million and $7.1 million during the three and six months ended June 30, 2016 when compared to the same periods in 2015. The increase is attributable to a variety of factors including increased collections expense attributable to our consumer auto portfolio, increased directors fees, franchise tax expense, and regulatory and audit fees.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 51.9% and 53.0% for the three and six months ended June 30, 2016 compared to 51.1% and 52.0% for the three and six months ended June 30, 2015. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the quarter and year-to-date periods ended June 30, 2016 was negatively impacted by merger-related charges.

Income Taxes.  During the three and six months ended June 30, 2016, we recorded income tax expense of $15.8 million and $29.6 million compared to $11.3 million and $22.0 million for the three and six months ended June 30, 2015. Our income tax expense for the year-to-date period ended June 30, 2016 reflects an effective income tax rate of 33.5% compared to 33.1% for the year-to-date period ended June 30, 2015.  Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, our real estate investment trust, participation in the Community Investment Tax Credit program and bank-owned life insurance offset in part by limited deductibility of meals and entertainment expense.

Financial Condition

Our consolidated balance sheet at June 30, 2016 reflects an increase in total loans outstanding to $7.091 billion at June 30, 2016 compared to $6.543 billion at December 31, 2015. Total deposits increased by $321.4 million between December 31, 2015 and June 30, 2016. Total assets were $9.736 billion at June 30, 2016 compared to $8.715 billion at December 31, 2015.

Loans.  The composition of loans at June 30, 2016 and at December 31, 2015 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$2,467,219	34.8%	$2,275,483	34.8%
Consumer real estate – mortgage	1,068,620	15.1%	1,046,517	16.0%
Construction and land development	816,681	11.5%	747,697	11.4%
Commercial and industrial	2,492,016	35.1%	2,228,542	34.1%
Consumer and other	246,866	3.5%	244,996	3.7%
Total loans	$7,091,402	100.0%	$6,543,235	100.0%

At June 30, 2016, our loan portfolio composition remained relatively consistent with the composition at December 31, 2015. The commercial real estate – mortgage category includes owner-occupied commercial real estate loans which is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. At June 30, 2016, approximately 45.2% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Growth in the construction and development loan segment reflects the development of the local economies in which we participate and is diversified between commercial, residential and land.
The following table classifies our fixed and variable rate loans at June 30, 2016 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at June 30, 2016			Percentage
	Fixed	Variable		At June 30,
	Rates	Rates	Totals	2016
Based on contractual maturity:
Due within one year	$335,262	$1,182,726	$1,517,988	21.4%
Due in one year to five years	1,741,940	1,440,904	3,182,844	44.9%
Due after five years	922,273	1,468,297	2,390,570	33.7%
Totals	$2,999,475	$4,091,927	$7,091,402	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$1,704,152	$1,704,152	24.0%
Due within one year	335,262	2,047,589	2,382,851	33.6%
Due in one year to five years	1,741,940	291,269	2,033,209	28.7%
Due after five years	922,273	48,917	971,190	13.7%
Totals	$2,999,475	$4,091,927	$7,091,402	100.0%

The above information does not consider the impact of scheduled principal payments.

(*) Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Interest rate floors are currently in effect on approximately $297.0 million of our daily floating rate loan portfolio and on approximately $330.0 million of the remaining variable rate loan portfolio at varying maturities.  The weighted average rate of the floors for the daily floating rate portfolio is 4.57% compared to the average coupon of 3.76% for this portfolio. The weighted average rate of the floors for the remaining variable rate portfolio is 4.29% compared to the average coupon rate of 3.51% for this portfolio.  As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30,	December 31,
Accruing loans past due 30 to 89 days:	2016	2015
Commercial real estate – mortgage	$1,015	$-
Consumer real estate – mortgage	5,476	6,380
Construction and land development	8,199	309
Commercial and industrial	1,166	4,798
Consumer and other	6,252	6,721
Total accruing loans past due 30 to 89 days	$22,108	$18,208

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$-	$-
Consumer real estate – mortgage	1,046	1,396
Construction and land development	-	-
Commercial and industrial	-	-
Consumer and other	577	373
Total accruing loans past due 90 days or more	$1,623	$1,769

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.31%	0.28%
Accruing loans past due 90 days or more as a percentage of total loans	0.02%	0.03%
Total accruing loans in past due status as a percentage of total loans	0.33%	0.31%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $98.1 million or 1.4% of total loans at June 30, 2016 compared to $105.0 million or 1.6% of total loans at December 31, 2015. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. Approximately $447,000 of potential problem loans were past due at least 30 days but less than 90 days as of June 30, 2016.

Nonperforming Assets and Troubled Debt Restructurings.  At June 30, 2016, we had $39.0 million in nonperforming assets compared to $36.4 million at December 31, 2015. Included in nonperforming assets were $33.8 million in nonaccrual loans,  $5.0 million in OREO and $177,000 in other repossessed assets at June 30, 2016 and $29.4 million in nonaccrual loans,  $5.1 million in OREO and $1.9 million of other repossessed assets at December 31, 2015.  At June 30, 2016 and December 31, 2015, there were $9.9 million and $8.1 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio. As of  June 30, 2016 and December 31, 2015, our allowance for loan losses was approximately $61.4 million and $65.4 million, respectively, which our management deemed to be adequate at each of the respective dates.  Purchased loans were recorded at fair value upon acquisition with an aggregate balance of $1.3 billion and an aggregate fair value adjustment of $33.4 million of which $6.1 million was attributable to purchase credit impaired loans and will not be accreted into income. Since the acquisition date, approximately $13.3 million has been recorded as income, resulting from the accretion of the fair value discount over the remaining life of the underlying loan or upon the settlement of the underlying credit. These loans are subject to the same allowance methodology as our legacy portfolio.  The calculated allowance is compared to the remaining fair value discount, on a loan-by-loan basis, to determine if additional provisioning should be recognized.  At June 30, 2016, $3.3 million of our allowance for loan losses related to purchased loans resulting from either additional draws or from credit deterioration compared to $3.2 million of our allowance for loan losses at December 31, 2015. The judgments and estimates associated with our allowance determination are described under Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table sets forth, based on management's best estimate, the allocation of the allowance to categories of loans as well as the unallocated portion as of June 30, 2016 and December 31, 2015 and the percentage of loans in each category to total loans (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$13,665	34.8%	$15,513	34.8%
Consumer real estate - mortgage	6,540	15.1%	7,220	16.0%
Construction and land development	3,923	11.5%	2,903	11.4%
Commercial and industrial	25,090	35.1%	23,643	34.1%
Consumer and other	11,138	3.5%	15,616	3.7%
Unallocated	1,056	NA	537	NA
Total allowance for loan losses	$61,412	100.0%	$65,432	100.0%

The following is a summary of changes in the allowance for loan losses for the year-to-date period ended June 30, 2016 and for the year ended December 31, 2015 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Six months ended June 30, 2016	Year ended December 31, 2015
Balance at beginning of period	$65,432	$67,359
Provision for loan losses	9,174	9,188
Charged-off loans:
Commercial real estate – mortgage	(196)	(384)
Consumer real estate – mortgage	(379)	(365)
Construction and land development	-	(190)
Commercial and industrial	(2,243)	(2,207)
Consumer and other loans	(13,555)	(18,002)
Total charged-off loans	(16,373)	(21,148)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	193	85
Consumer real estate – mortgage	156	874
Construction and land development	106	1,479
Commercial and industrial	1,615	1,730
Consumer and other loans	1,109	5,865
Total recoveries of previously charged-off loans	3,179	10,033
Net charge-offs	(13,194)	(11,115)
Balance at end of period	$61,412	$65,432
Ratio of allowance for loan losses to total loans outstanding at end of period	0.87%	1.00%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.39%	0.21%
______________________
(1)	Net charge-offs for the year-to-date period ended June 30, 2016 have been annualized.

Management assesses the adequacy of the allowance prior to the end of each calendar quarter.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management's evaluation of the loan portfolio, past loan loss experience, known and inherent risks in the portfolio, the views of Pinnacle Bank's regulators, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  For further discussion regarding our allowance for loan losses, refer to the Annual Report on Form 10-K as of and for the year ended December 31, 2015.
Investments.  Our investment portfolio, consisting primarily of U.S. Treasuries, Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $1.1 billion and $966.4 million at June 30, 2016 and December 31, 2015, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at June 30, 2016 and December 31, 2015 follows:

	June 30, 2016	December 31, 2015
Weighted average life	4.0 years	4.90 years
Effective duration	2.38%	3.04%
Weighted average coupon	2.97%	3.04%
Tax equivalent yield	2.49%	2.45%

Deposits and Other Borrowings.    We had approximately $7.293 billion of deposits at June 30, 2016 compared to $6.971 billion at December 31, 2015. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $73.3 million at June 30, 2016 and $79.1 million at December 31, 2015. Additionally, at June 30, 2016 and December 31, 2015, Pinnacle Bank had borrowed $783.2 million and $300.3 million, respectively, in advances from the FHLB. At June 30, 2016, Pinnacle Bank had approximately $523.0 million in additional availability with the FHLB.

Generally, we have classified our funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations greater than $250,000. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other funding and the percentage of each type to the total at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30,		December 31,
	2016	Percent	2015	Percent
Core funding:
Noninterest-bearing deposit accounts	$2,013,847	24.0%	$1,889,865	25.2%
Interest-bearing demand accounts	1,284,593	15.3%	1,355,405	18.1%
Savings and money market accounts	2,843,895	33.9%	2,683,046	35.8%
Time deposit accounts less than $250,000	448,727	5.4%	404,494	5.4%
Total core funding	6,591,062	78.7%	6,332,810	84.5%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits (1)	32,060	0.4%	34,144	0.5%
Reciprocating money market accounts (1)	393,108	4.7%	318,905	4.3%
Reciprocating time deposits	11,571	0.1%	50,203	0.7%
Other time deposits	150,298	1.8%	228,064	3.0%
Securities sold under agreements to repurchase	73,317	0.9%	79,084	1.1%
Total relationship based non-core funding	660,354	7.9%	710,400	9.5%
Wholesale funding:
Brokered deposits	114,727	1.4%	7,288	0.1%
Federal Home Loan Bank advances	783,240	9.4%	300,305	4.0%
Subordinated debt - Pinnacle Bank	147,238	1.8%	60,000	0.8%
Subordinated debt- Pinnacle Financial	82,476	1.0%	82,476	1.1%
Total wholesale funding	1,127,681	13.5%	450,069	6.0%
Total non-core funding	1,788,035	21.3%	1,160,469	15.5%
Totals	$8,379,097	100.0%	$7,493,279	100.0%
______________________
(1) The reciprocating categories consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies impose limits on the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At June 30, 2016 and December 31, 2015, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding decreased from 84.5% at December 31, 2015 to 78.7% at June 30, 2016, primarily as a result of our increased FHLB advances used to fund loan growth that outpaced deposit growth.

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

The amount of time deposits as of June 30, 2016 amounted to $725.3 million.  The following table shows our time deposits in denominations of $100,000 and less and in denominations greater than $100,000 by category based on time remaining until maturity and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$43,616	0.58%
Over three but less than six months	38,968	1.61%
Over six but less than twelve months	61,991	1.80%
Over twelve months	46,963	2.99%
	$191,538	1.78%
Denominations $100,000 and greater
Three months or less	$132,676	0.57%
Over three but less than six months	157,658	0.72%
Over six but less than twelve months	129,400	0.78%
Over twelve months	114,051	0.54%
	$533,785	0.66%
Totals	$725,323	0.95%

Subordinated debt and other borrowings.  We have four wholly-owned subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust's common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and using the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by ourselves.  The sole assets of the Trusts are the Subordinated Debentures.  At June 30, 2016, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

	Date Established	Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at June 30, 2016
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.46%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	2.03%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	2.28%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.50%

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

On July 30, 2015, Pinnacle Bank issued $60.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes due 2025 (Notes) in a private placement transaction to accredited institutional investors. On March 10, 2016, Pinnacle Bank issued an additional $70.0 million in aggregate principal amount of the Notes. The Notes issued on March 10, 2016 were priced at 99.023% of the principal amount per note, for an effective interest rate of 5.125%. The maturity date of the Notes is July 30, 2025, although Pinnacle Bank may redeem some or all of the Notes beginning on the interest payment date of July 30, 2020 and on any interest payment date thereafter at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to the date of redemption, subject to the prior approval of the FDIC.

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

Pinnacle Bank used the net proceeds from the June 30, 2015 offering, together with available cash, to pay the cash portion of the merger consideration payable to the shareholders of CapitalMark and Magna in connection with those mergers, to pay the amounts necessary to redeem the preferred shares that each of CapitalMark and Magna had issued to the United States Department of the Treasury in connection with their participation in the Treasury's Small Business Lending Fund and for general corporate purposes. The sale of the Notes on March 10, 2016 yielded net proceeds of approximately $68.3 million after deducting the placement agents' fees and expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the offering for general corporate purposes, (including the repayment of short term borrowings of Pinnacle Bank used to pay a portion of the cash portion of the purchase price for the additional equity interests of BHG acquired by Pinnacle Bank on March 1, 2016).

On March 29, 2016, Pinnacle Financial entered into a revolving credit facility with a bank for borrowings of up to $75 million under a loan agreement Pinnacle Financial entered into with the bank (the Loan Agreement). Borrowings under the revolving credit facility are anticipated to be used to fund the cash portion of the purchase price and the transaction costs associated with acquisitions made by Pinnacle Financial from time to time and for general corporate purposes including to fund capital contributions to Pinnacle Bank. Pinnacle Financial's borrowings under the Loan Agreement bear interest at a rate equal to 2.25% plus the greater of (i) zero percent (0%) or (ii) the one-month LIBOR rate quoted by the lender. The Loan Agreement also requires Pinnacle Financial to pay a quarterly fee beginning June 30, 2016 equal to 0.35% per annum on the average daily unused amount of available borrowings. As of June 30, 2016, there were $19.8 million of borrowings under the Loan Agreement, net of associated debt issuance costs, which were used to fund a capital contribution to Pinnacle Bank. Pinnacle Financial borrowed an additional $10.0 million on July 1, 2016 to fund a portion of the cash portion of the merger consideration payable to Avenue's shareholders.

In addition, upon consummation of the Avenue Merger, Pinnacle Financial assumed Avenue's obligations under its outstanding $20.0 million subordinated notes issued in December 2014 (the Avenue Subordinated Notes) that mature in December 2024.  The Avenue Subordinated Notes bear interest at a rate of 6.75% per annum until January 1, 2020 and may not be redeemed prior to such date.  Beginning on January 1, 2020, if not redeemed on such date, the Avenue Subordinated Notes will bear interest at a floating rate equal to the three-month LIBOR determined on the determination date of the applicable interest period plus 4.95%. Interest on the Avenue Subordinated Notes is payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, through December 29, 2024 or the earlier date of redemption of all the Avenue Subordinated Notes. The Avenue Subordinated Notes are not subject to redemption at the option of the holders. These notes will be recorded at fair value as of the acquisition date.

Capital Resources.  At June 30, 2016 and December 31, 2015, our stockholders' equity amounted to $1.3 billion and $1.2 billion, respectively, an increase of approximately $106.5 million. Approximately $39.7 million of this increase is attributable to equity issued in connection with our supplemental investment in BHG. The remaining increase is attributable to net income, equity compensation and changes in our other comprehensive income.

Dividends.   Pursuant to Tennessee banking law, our bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years.  During the six months ended June 30, 2016, our bank paid dividends of $12.9 million to us which is within the limits allowed by the TDFI.

During the six months ended June 30, 2016, we paid $11.7 million in dividends to common shareholders. On July 19, 2016, our Board of Directors declared a $0.14 per share quarterly cash dividend to common shareholders which should approximate $6.5 million in aggregate dividend payments that will be paid on August 26, 2016 to common shareholders of record as of the close of business on August 5, 2016. The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

At June 30, 2016, our earnings simulation model indicated we were in compliance with our policies for both the gradual and instantaneous interest rate changes.

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

At June 30, 2016, our EVE model indicated we were in compliance with our policies noted above.  However, our policies provide that during certain interest rate cycles, the down basis point rate changes may not be particularly significant given the current slope of the yield curve.  Accordingly, we have currently suspended the calculation of the down rate scenarios for EVE measurement for the down 300 and down 400 scenarios.

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

Based on information gathered from these various modeling scenarios, management believes that at June 30, 2016, our balance sheet would likely be asset sensitive.

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and the firm's conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers an initial rise in short-term interest rates in late-2016 and that such rates will increase gradually over several quarters while the longer end of the rate curve will rise only slightly.  The firm's "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous benchmarks.  As a result and in preparing for an eventual rise in interest rates, we have implemented the following strategies:

·
Reduced our exposure to fixed rate investment securities in relation to total assets from approximately 23% as of December 31, 2010 to a current position of approximately 12% of total assets.  This reduction should assist us in becoming more asset sensitive over time.

·
Executed a series of cash flow hedges involving approximately $200 million in FHLB borrowings at pre-established fixed rates.  Fixed rate liabilities also provide for a more asset sensitive balance sheet.

·
Participated in interest rate swaps whereby our customers pay a fixed rate which we remit to our counterparty while we receive in return a floating rate on these commercial loans.  These loans amounted to approximately $578.0 million at June 30, 2016.  Floating rate loans promote an asset sensitive balance sheet.

·
Reduced the amount of "in the money" rate floors attached to floating and variable rate commercial loans from $1.100 billion at December 31, 2013 to $627.0 million as of June 30, 2016 thus promoting a more asset sensitive balance sheet over time.

·
Reduced the difference between the weighted average floor rate on floating and variable rate commercial loans and the weighted average contract rate on these type of loans from 0.81% at December 31, 2015 to 0.80% at June 30, 2016.  This reduction results in requiring a lesser increase in shorter-term rates for the floors to be overcome, thus making these loans with rate floors more asset sensitive over time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We maintain a minimum liquid asset balance to ensure our ability to meet our obligations. The size of the minimum liquid asset balance is determined through severe liquidity stress testing. At June 30, 2016, we were in compliance with our liquidity coverage ratio.

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

In addition, our bank is a member of the FHLB.  As a result, our bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At June 30, 2016, our bank had received advances from the FHLB totaling $783.2 million at the following rates and maturities (dollars in thousands):

Scheduled Maturities	Amount	Interest Rates(1)
2016	$650,000	0.56%
2017	133,000	0.76%
2018	3	2.00%
2019	-	0.00%
2020	209	2.25%
Thereafter	28	2.75%
Total	$783,240
Weighted average interest rate		0.59%
______________________
(1) Some FHLB advances include variable interest rates and could increase in the future.  The table reflects rates in effect as of June 30, 2016.

Our bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $140.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month.  There were no outstanding borrowings at June 30, 2016, or during the quarter then ended under these agreements. Our bank also has approximately $1.5 billion in available Federal Reserve discount window lines of credit.

At June 30, 2016, excluding reciprocating time deposits issued through the CDARS network, we had $114.7 million of brokered certificates of deposit. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities. Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will not represent a significant percentage of our total funding in 2016 as we seek to maintain a significant portion of our funding in the form of core deposits.

At June 30, 2016, we had no significant commitments for capital expenditures, although we intend to construct a new retail location in each of the Knoxville, Chattanooga and Memphis MSAs annually as we expand our footprint in these newer markets. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

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

Off-Balance Sheet Arrangements.  At June 30, 2016, we had outstanding standby letters of credit of $101.8 million and unfunded loan commitments outstanding of $2.5 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (the ASU), which introduces the current expected credit losses methodology. Among other things, the ASU requires the measurement of all expected credit losses for financial assets, including available-for-sale debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model will require institutions to calculate all probable and estimable losses that are expected to be incurred through the financial asset's entire life. ASU 2016-13 also requires the allowance for credit losses for purchased financial assets with credit deterioration since origination to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as credit loss expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Disaggregation by vintage will be optional for nonpublic business entities. Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective. The amendments are effective for fiscal years beginning after December 15, 2020. Early application will be permitted for fiscal years beginning after December 15, 2018. Pinnacle Financial is currently assessing the impact of the new guidance on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 40 through 59 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party arise from time to time in the normal course of business. Except as noted below, there are no material pending legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party or of which any of their property is the subject.

On May 9, 2016 a purported class action complaint was filed in the Chancery Court for the State of Tennessee, 20th Judicial District at Nashville, styled Stephen Bushansky, on behalf of himself and all others similarly situated, Plaintiff, versus Avenue Financial Holdings, Inc. Ronald L. Samuels, Kent Cleaver, David G. Anderson, Agenia Clark, James F. Deutsch, Marty Dickens, Patrick G. Emery, Nancy Falls, Joseph C. Galante, David Ingram. Stephen Moore, Ken Robold, Karen Saul and Pinnacle Financial Partners, Inc., Defendants (Case No. 16-489-IV), alleging that the individual defendants breached their fiduciary duties by, among other things, approving the sale of Avenue for an inadequate price as the result of a flawed sales process, agreeing to the inclusion of unreasonable deal protection devices in the Merger Agreement, approving the Avenue Merger in order to receive benefits not equally shared by all other shareholders of Avenue, and issuing materially misleading and incomplete disclosures to Avenue's shareholders. The lawsuit also alleges claims against Avenue and Pinnacle for aiding and abetting the individual defendants' breaches of fiduciary duties.

The plaintiff purports to seek class-wide relief, including but not limited to: monetary damages, and an award of interest, attorney's fees, and expenses. On May 18, 2016, the Bushansky litigation was transferred to the Davidson County, Tennessee Business Court Pilot Project (Business Court).

To avoid the costs, risks and uncertainties inherent in litigation, on June 10, 2016, the defendants entered into a memorandum of understanding with the plaintiff regarding settlement of the Bushansky litigation (the "memorandum of understanding"). The memorandum of understanding outlines the terms of the parties' agreement in principle to settle and release all claims which were or could have been asserted in the Bushansky action. In consideration for the settlement of the Bushansky litigation and release of claims contemplated thereby, the parties to the action agreed that Avenue and Pinnacle would make certain supplemental disclosures to the definitive proxy statement/prospectus. The memorandum of understanding contemplates that the parties will attempt in good faith to agree promptly upon a stipulation of settlement to be submitted to the Business Court for approval at the earliest practicable time. The stipulation of settlement will be subject to approval by the Business Court, which will consider the fairness, reasonableness and adequacy of such settlement. Under the terms of the proposed settlement, following final approval by the Business Court, the action will be dismissed with prejudice. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Business Court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement will be null and void and of no force and effect.

Pinnacle Financial believes the claims asserted in the Bushansky action are without merit and intends to continue to defend the litigation. At this time though, it is not possible to predict the outcome of the proceeding or its impact on Pinnacle Financial.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses shares of our common stock repurchases during the three months ended June 30, 2016.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	620	$50.17	-	-
May 1, 2016 to May 31, 2016	3,107	48.17	-	-
June 1, 2016 to June 30, 2016	122	49.66	-	-
Total	3,849	$48.51	-	-
______________________
(1)
During the quarter ended June 30, 2016, 13,745 shares of restricted stock previously awarded to certain of our associates vested.  We withheld 3,849 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

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

4.1
Form of Certificate for Avenue Financial Holdings, Inc. Fixed/Floating Rate Subordinated Note due December 29, 2024 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 7, 2016)

10.1
Employment Agreement, effective July 1,  2016, by and among Pinnacle Financial Partners, Inc. and Ronald L. Samuels (incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 7, 2016)

10.2	Form of Pinnacle Financial Partners, Inc. 2016 Restricted Stock Award Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 7, 2016)
10.3
Supplemental Executive Retirement Plan Agreement between Avenue Bank and Ronald Samuels, dated October 26, 2007 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 7, 2016)

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

PINNACLE FINANCIAL PARTNERS, INC.

August 5, 2016	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

August 5, 2016	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer