Form 10-Q
period 2016-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2016-11-04
CIK 1115055

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

              (mark one)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
As of  November 2, 2016 there were 46,179,403 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2016

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

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;
•	continuation of the historically low short-term interest rate environment;
•
the inability of Pinnacle Financial, or entities in which it has significant investments, like Bankers Healthcare Group, LLC (BHG), to maintain the historical growth rate of its, or such entities', loan portfolio;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;
•	effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets;
•	increased competition with other financial institutions;
•
greater than anticipated adverse conditions in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin, TN MSA, the Knoxville, TN MSA, the Chattanooga, TN-GA MSA and the Memphis, TN-MS-AR MSA,  particularly in commercial and residential real estate markets;

•	rapid fluctuations or unanticipated changes in interest rates on loans or deposits;
•	the results of regulatory examinations;
•	the ability to retain large, uninsured deposits;
•	a merger or acquisition;
•	risks of expansion into new geographic or product markets;
•	any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets;
•
reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors or otherwise to attract customers from other financial institutions;

•	further deterioration in the valuation of other real estate owned and increased expenses associated therewith;
•	inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels;
•	risks associated with litigation, including the applicability of insurance coverage;
•	the risk that the cost savings and any revenue synergies from our recent mergers may not be realized or take longer than anticipated to be realized;
•	disruption from the Avenue merger with customers, suppliers or employee relationships;
•	the risk of successful integration of the businesses we have recently acquired with ours;
•	the amount of the costs, fees, expenses and charges related to the Avenue merger;
•	the risk of adverse reaction of Pinnacle Bank's and Avenue's customers to the Avenue merger;
•	the risk that the integration of the operations of the companies we have recently acquired with Pinnacle Bank's will be materially delayed or will be more costly or difficult than expected;
•	approval of the declaration of any dividend by Pinnacle Financial's board of directors;
•
the vulnerability of Pinnacle Bank's network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches;

•
the possibility of increased compliance costs as a result of increased regulatory oversight, including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients;

•
the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company if not prohibited from doing so by the terms of our agreement with them;

•	the possibility that the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets will exceed current estimates; and
•	changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments.

Additional factors which could affect the forward looking statements can be found in Part II, Item 1A, Risk Factors, below. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Cash and noninterest-bearing due from banks	$81,750,005	$75,078,807
Interest-bearing due from banks	165,262,687	219,202,464
Federal funds sold and other	9,964,345	26,670,062
Cash and cash equivalents	256,977,037	320,951,333

Securities available-for-sale, at fair value	1,223,751,538	935,064,745
Securities held-to-maturity (fair value of $27,025,050 and $31,585,303 at
September 30, 2016 and December 31, 2015, respectively)	26,605,251	31,376,840
Consumer mortgage loans held-for-sale	55,986,356	47,930,253
Commercial mortgage loans held-for-sale	15,531,588	-

Loans	8,241,020,478	6,543,235,381
Less allowance for loan losses	(60,248,505)	(65,432,354)
Loans, net	8,180,771,973	6,477,803,027

Premises and equipment, net	84,916,306	77,923,607
Equity method investment	199,429,034	88,880,014
Accrued interest receivable	25,945,676	21,574,096
Goodwill	550,579,616	432,232,255
Core deposits and other intangible assets	16,240,711	10,540,497
Other real estate owned	5,589,046	5,083,218
Other assets	336,065,529	265,183,799
Total assets	$10,978,389,661	$8,714,543,684

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,369,224,840	$1,889,865,113
Interest-bearing	1,575,359,467	1,389,548,175
Savings and money market accounts	3,834,770,407	3,001,950,725
Time	890,791,297	690,049,795
Total deposits	8,670,146,011	6,971,413,808
Securities sold under agreements to repurchase	84,316,918	79,084,298
Federal Home Loan Bank advances	382,338,103	300,305,226
Subordinated debt and other borrowings	262,506,956	141,605,504
Accrued interest payable	3,009,165	2,593,209
Other liabilities	100,428,538	63,930,339
Total liabilities	9,502,745,691	7,558,932,384
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $1.00; 90,000,000 shares authorized;
46,159,832 and 40,906,064 shares issued and outstanding
at September 30, 2016 and December 31, 2015, respectively	46,159,832	40,906,064
Additional paid-in capital	1,074,112,218	839,617,050
Retained earnings	351,484,480	278,573,408
Accumulated other comprehensive income (loss), net of taxes	3,887,440	(3,485,222)
Total stockholders' equity	1,475,643,970	1,155,611,300
Total liabilities and stockholders' equity	$10,978,389,661	$8,714,543,684

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$90,090,166	$61,453,541	$241,537,476	$161,245,890
Securities:
Taxable	5,012,047	3,953,948	14,050,757	10,858,790
Tax-exempt	1,544,535	1,416,954	4,481,309	4,300,740
Federal funds sold and other	732,951	367,671	2,046,244	967,935
Total interest income	97,379,699	67,192,114	262,115,786	177,373,355

Interest expense:
Deposits	6,625,534	3,587,048	16,614,664	8,610,266
Securities sold under agreements to repurchase	51,270	39,437	138,852	99,725
Federal Home Loan Bank advances and other borrowings	4,067,951	1,506,528	9,781,363	3,505,199
Total interest expense	10,744,755	5,133,013	26,534,879	12,215,190
Net interest income	86,634,944	62,059,101	235,580,907	165,158,165
Provision for loan losses	6,108,183	2,227,937	15,281,854	3,729,144
Net interest income after provision for loan losses	80,526,761	59,831,164	220,299,053	161,429,021

Noninterest income:
Service charges on deposit accounts	3,778,070	3,258,058	10,651,145	9,246,262
Investment services	2,592,077	2,525,980	7,437,396	7,184,474
Insurance sales commissions	1,233,098	1,102,859	4,131,784	3,721,260
Gain on mortgage loans sold, net	5,096,838	1,894,731	12,885,690	5,488,096
Investment gains on sales, net	-	-	-	562,017
Trust fees	1,522,763	1,437,039	4,595,330	3,979,439
Income from equity method investment	8,474,899	5,285,000	23,266,733	12,752,456
Other noninterest income	8,994,164	5,906,747	27,292,477	16,988,490
Total noninterest income	31,691,909	21,410,414	90,260,555	59,922,494

Noninterest expense:
Salaries and employee benefits	36,053,673	27,745,643	102,824,676	75,051,061
Equipment and occupancy	9,401,001	6,932,758	25,843,737	18,856,952
Other real estate expense (benefit), net	17,032	(686,071)	351,777	(405,350)
Marketing and other business development	1,349,557	1,252,270	4,150,761	3,398,185
Postage and supplies	922,078	795,403	2,929,007	2,175,873
Amortization of intangibles	1,424,956	602,545	3,144,786	1,057,372
Merger-related expense	5,672,731	2,248,569	8,482,385	2,307,622
Other noninterest expense	8,685,238	6,215,863	25,793,600	16,243,612
Total noninterest expense	63,526,266	45,106,980	173,520,729	118,685,327
Income before income taxes	48,692,404	36,134,598	137,038,879	102,666,188
Income tax expense	16,316,209	11,985,846	45,910,648	34,010,894
Net income	$32,376,195	$24,148,752	$91,128,231	$68,655,294
Per share information:
Basic net income per common share	$0.71	$0.64	$2.16	$1.91
Diluted net income per common share	$0.71	$0.62	$2.12	$1.86
Weighted average shares outstanding:
Basic	45,294,051	37,828,329	42,228,280	36,009,659
Diluted	45,918,368	38,792,787	42,928,467	36,944,171

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$32,376,195	$24,148,752	$91,128,231	$68,655,294
Other comprehensive income (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	(1,444,262)	2,117,326	8,198,248	(892,254)
Change in fair value of cash flow hedges, net of tax	438,078	(845,615)	(825,586)	(1,430,041)
Net gain on sale of investment securities reclassified from other comprehensive income into net income, net of tax	-	-	-	(341,538)
Total other comprehensive income (loss), net of tax	(1,006,184)	1,271,711	7,372,662	(2,663,833)
Total comprehensive income	$31,370,011	$25,420,463	$98,500,893	$65,991,461

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income, net	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2014	35,732,483	$35,732,483	$561,431,449	$201,371,081	$4,158,368	$802,693,381
Exercise of employee common stock options and related tax benefits	205,628	205,628	4,869,810	-	-	5,075,438
Common dividends paid	-	-	-	(13,378,246)	-	(13,378,246)
Issuance of restricted common shares, net of forfeitures	251,196	251,196	(251,196)	-	-	-
Common stock issued in conjunction with CapitalMark acquisition	3,306,184	3,306,184	202,648,875	-	-	205,955,059
Common stock issued in conjunction with Magna acquisition	1,371,717	1,371,717	62,166,214	-	-	63,537,931
Restricted shares withheld for taxes and related tax benefit	(64,304)	(64,304)	(890,194)	-	-	(954,498)
Compensation expense for restricted shares	-	-	5,305,028	-	-	5,305,028
Net income	-	-	-	68,655,294	-	68,655,294
Other comprehensive loss	-	-	-	-	(2,663,833)	(2,663,833)
Balance at September 30, 2015	40,802,904	$40,802,904	$835,279,986	$256,648,129	$1,494,535	$1,134,225,554

Balance at December 31, 2015	40,906,064	$40,906,064	$839,617,050	$278,573,408	$(3,485,222)	$1,155,611,300
Exercise of employee common stock options and related tax benefits	507,406	507,406	10,178,388	-	-	10,685,794
Common dividends paid	-	-	-	(18,217,159)	-	(18,217,159)
Issuance of restricted common shares, net of forfeitures	190,783	190,783	(190,783)	-	-	-
Common stock issued in conjunction with Bankers Healthcare Group investment, net of issuance costs	860,470	860,470	38,833,566	-	-	39,694,036
Common stock issued in conjunction with Avenue Financial Holdings, Inc., net of issuance costs	3,760,326	3,760,326	178,708,278	-	-	182,468,604
Restricted shares withheld for taxes and related tax benefit	(65,217)	(65,217)	(1,135,457)	-	-	(1,200,674)
Compensation expense for restricted shares	-	-	8,101,176	-	-	8,101,176
Net income	-	-	-	91,128,231	-	91,128,231
Other comprehensive income	-	-	-	-	7,372,662	7,372,662
Balance at September 30, 2016	46,159,832	$46,159,832	$1,074,112,218	$351,484,480	$3,887,440	$1,475,643,970

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2016	2015
Operating activities:
Net income	$91,128,231	$68,655,294
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	5,051,304	3,476,415
Depreciation, amortization, and accretion	1,897,617	4,987,259
Provision for loan losses	15,281,854	3,729,144
Gain on mortgage loans sold, net	(12,885,690)	(5,488,096)
Gain on sale of investment securities	-	(562,017)
Stock-based compensation expense	8,101,176	5,305,028
Deferred tax expense	6,130,773	249,179
Losses (gains) on dispositions of other real estate and other investments	191,650	(426,069)
Income from equity method investment	(23,266,733)	(12,752,456)
Excess tax benefit from stock compensation	(2,796,548)	(2,537,097)
Gain on other loans sold, net	(703,680)	(20,236,426)
Other loans held for sale:
Loans originated	(79,939,089)	-
Loans sold	65,111,181	-
Mortgage loans held for sale:
Loans originated	(541,282,243)	(361,610,268)
Loans sold	549,421,861	354,142,000
(Decrease) increase in other assets	(14,772,526)	17,774,166
Increase (decrease) in other liabilities	11,353,236	(19,804,697)
Net cash provided by operating activities	78,022,374	34,901,359

Investing activities:
Activities in securities available-for-sale:
Purchases	(372,949,548)	(263,963,695)
Sales	29,470,014	125,020,082
Maturities, prepayments and calls	220,047,077	103,815,445
Activities in securities held-to-maturity:
Purchases	(560,000)	(1,550,995)
Maturities, prepayments and calls	4,960,000	8,005,000
Increase in loans, net	(756,625,718)	(455,811,945)
Purchases of software, premises and equipment	(10,691,917)	(7,907,943)
Proceeds from sales of software, premises and equipment	2,156,831	654,069
Proceeds from sale of other real estate	2,468,699	-
Acquisitions, net of cash acquired	17,608,471	5,876,592
Increase in equity method investment	(74,100,000)	(75,425,530)
Dividends received from equity method investment	26,776,629	6,414,000
Increase in other investments	(16,736,665)	(708,018)
Net cash used in investing activities	(928,176,127)	(555,582,938)

Financing activities:
Net increase in deposits	732,811,751	412,421,421
Net increase (decrease) in securities sold under agreements to repurchase	5,232,620	(43,791,132)
Advances from Federal Home Loan Bank:
Issuances	1,623,000,000	1,135,000,000
Payments/maturities	(1,647,078,975)	(847,251,755)
Increase in other borrowings, net	80,946,100	46,317,708
Cash paid to redeem senior preferred stock at acquired entities	-	(36,607,714)
Exercise of common stock options and stock appreciation rights,
net of repurchase of restricted shares	6,688,572	4,564,967
Excess tax benefit from stock compensation	2,796,548	2,537,097
Common stock dividends paid	(18,217,159)	(13,378,246)
Net cash provided by financing activities	786,179,457	659,812,346
Net (decrease) increase in cash and cash equivalents	(63,974,296)	139,130,767
Cash and cash equivalents, beginning of period	320,951,333	187,907,510
Cash and cash equivalents, end of period	$256,977,037	$327,038,277

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

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the nine months ended September 30, 2016 and September 30, 2015 was as follows:

	For the nine months ended
	September 30,
	2016	2015
Cash Transactions:
Interest paid	$27,053,796	$11,807,394
Income taxes paid, net	37,434,336	30,186,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	25,256,610	11,732,626
Loans foreclosed upon and transferred to other real estate owned	3,166,176	252,896
Loans foreclosed upon and transferred to other assets	1,842,318	5,947,634
Common stock issued in connection with acquisitions	222,162,640	269,492,990

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

The following is a summary of the basic and diluted net income per share calculations for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic net income per share calculation:
Numerator - Net income	$32,376,195	$24,148,752	$91,128,231	$68,655,294

Denominator - Average common shares outstanding	45,294,051	37,828,329	42,228,280	36,009,659
Basic net income per share	$0.71	$0.64	$2.16	$1.91

Diluted net income per share calculation:
Numerator – Net income	$32,376,195	$24,148,752	$91,128,231	$68,655,294

Denominator - Average common shares outstanding	45,294,051	37,828,329	42,228,280	36,009,659
Dilutive shares(1)	624,317	964,458	700,187	934,512
Average diluted common shares outstanding	45,918,368	38,792,787	42,928,467	36,944,171
Diluted net income per share	$0.71	$0.62	$2.12	$1.86

(1) Approximately 518,152 restricted share units are not included in the weighted-average shares outstanding as they are deemed to be contingently issuable. Additionally, for the periods ended September 30, 2016 and 2015, there were no anti-dilutive share-based awards outstanding.

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

Subsequent Events — ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after September 30, 2016 through the date of the issued financial statements.

Note 2. Acquisitions

Investment - Bankers Healthcare Group, LLC. On February 1, 2015, Pinnacle Bank acquired a 30% interest in BHG for $75 million in cash. On March 1, 2016, Pinnacle Bank and Pinnacle Financial increased their investment in BHG by a combined 19%, for a total investment in BHG of 49%. The additional 19% interest was acquired pursuant to a Membership Interest Purchase Agreement dated March 1, 2016 (Purchase Agreement). Pinnacle Financial and Pinnacle Bank acquired, pursuant to the Purchase Agreement, 8.55% and an additional 10.45%, respectively, of the outstanding membership interests in BHG in exchange for an amount of cash equal to $74.1 million (with $11.4 million paid by Pinnacle Financial and $62.7 million paid by Pinnacle Bank) and 860,470 shares of Pinnacle Financial common stock.

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

Acquisition - CapitalMark Bank & Trust. On July 31, 2015, Pinnacle Financial consummated its merger with CapitalMark. Pursuant to the terms of the Agreement and Plan of Merger dated as of April 7, 2015 by and among Pinnacle Financial, Pinnacle Bank, and CapitalMark (the CapitalMark Merger Agreement), CapitalMark merged with and into Pinnacle Bank, with Pinnacle Bank continuing as the surviving entity (the CapitalMark Merger).

The following summarizes the consideration paid and presents the final allocation of purchase price to net assets acquired (dollars in thousands):

	Number of Shares	Amount
Equity consideration:
Common stock issued	3,306,184	$175,525
Fair value of stock options assumed		30,430
Total equity consideration		$205,955

Non-equity consideration - Cash		19,675
Total consideration paid		$225,630

Allocation of total consideration paid:
Fair value of net assets assumed including estimated identifiable intangible assets		$73,186
Goodwill		152,444
		$225,630

Acquisition - Magna Bank. On September 1, 2015, Pinnacle Financial consummated its previously announced acquisition of Magna. Pursuant to the terms of the Agreement and Plan of Merger dated as of April 28, 2015 by and among Pinnacle Financial, Pinnacle Bank and Magna (the Magna Merger Agreement), Magna merged with and into Pinnacle Bank, with Pinnacle Bank continuing as the surviving entity (the Magna Merger).
The following summarizes the consideration paid and presents the final allocation of purchase price to net assets acquired (dollars in thousands):

	Number of Shares	Amount
Equity consideration:
Common stock issued	1,371,717	$63,538
Total equity consideration		$63,538

Non-equity consideration:
Cash paid to redeem common stock		$19,453
Cash paid to cancel outstanding stock options		847
Total consideration paid		$83,838

Allocation of total consideration paid:
Fair value of net assets assumed including estimated identifiable intangible assets		$50,064
Goodwill		33,774
		$83,838

Acquisition - Avenue Financial Holdings, Inc. On July 1, 2016, Pinnacle Financial consummated its previously announced acquisition of Avenue, and Avenue Bank, Avenue's wholly-owned bank subsidiary. Pursuant to the terms of the Agreement and Plan of Merger dated as of July 1, 2016 by and between Pinnacle Financial and Avenue (the Avenue Merger Agreement), Avenue merged with and into Pinnacle Financial, with Pinnacle Financial continuing as the surviving corporation (the Avenue Merger). On that same day, Pinnacle Bank and Avenue Bank merged, with Pinnacle Bank continuing as the surviving entity.
The following summarizes the consideration paid and presents a preliminary allocation of purchase price to net assets acquired (dollars in thousands):
	Number of Shares	Amount
Equity consideration:
Common stock issued	3,760,326	$182,469
Total equity consideration		$182,469

Non-equity consideration:
Cash paid to redeem common stock		$20,910
Cash paid to cancel outstanding stock options		987
Total consideration paid		$204,366

Allocation of total consideration paid:
Fair value of net assets assumed including estimated identifiable intangible assets		$81,695
Goodwill		122,671
		$204,366

Pinnacle Financial accounted for the aforementioned completed mergers under the acquisition method in accordance with ASC Topic 805. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of merger. Purchase price allocations related to the acquisitions of CapitalMark and Magna have been completed.
The following purchase price allocations on the Avenue Merger are preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities. Upon receipt of final fair value estimates, which must be within one year of the Avenue Merger date, Pinnacle Financial will make any final adjustments to the purchase price allocation and prospectively adjust any goodwill recorded. Material adjustments to merger date estimated fair values would be recorded in the period in which the Avenue Merger occurred, and as a result, previously reported results are subject to change. Information regarding Pinnacle Financial's loan discount and related deferred tax asset, core deposit intangible asset and related deferred tax liability, as well as income taxes payable and the related deferred tax balances recorded in the Avenue Merger, may be adjusted as Pinnacle Financial refines its estimates. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the Avenue Merger. Pinnacle Financial may incur losses on the acquired loans that are materially different from losses Pinnacle Financial originally projected.
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
(2)
The amount represents the adjustment of the net book value of CapitalMark's loans to their estimated fair value based on interest rates and expected cash flows as of the date of acquisition, which includes estimates of expected credit losses inherent in the portfolio.

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

(6)
During the first quarter of 2016, an additional adjustment of $400,000 to goodwill was made to reduce the value of an acquired investment to zero after determining the investment was worthless. A reduction in the loan fair value adjustment was also recorded during the second quarter of 2016 upon the receipt of the final loan mark valuation in the amount of $206,000.

(7)
The amount represents the deferred tax asset recognized on the fair value adjustment of CapitalMark's acquired assets and assumed liabilities as well as the fair value adjustment on premises and equipment, and was increased by $6.3 million during the second quarter of 2016 as a result of the completion of the 2015 tax return.

Magna

	As of September 1, 2015
	Magna Historical Cost Basis	Fair Value Adjustments		As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$17,832	$-		$17,832
Investment securities(1)	60,018	(280)		59,738
Loans(2)	453,108	(10,760)	(8)	442,348
Mortgage loans held for sale	18,886	-		18,886
Other real estate owned(3)	1,471	139		1,610
Core deposit intangible(4)	-	3,170		3,170
Other assets(5)	31,057	4,267		35,324
Total Assets	$582,372	$(3,464)		$578,908

Liabilities
Interest-bearing deposits(6)	$402,535	$1,268		$403,803
Non-interest bearing deposits	48,851	-		48,851
Borrowings(7)	46,900	506		47,406
Other liabilities	28,043	741	(9)	28,784
Total Liabilities	$526,329	$2,515		$528,844
Net Assets Acquired	$56,043	$(5,979)		$50,064

Explanation of certain fair value adjustments:
(1)	The amount represents the adjustment of the book value of Magna's investment securities to their estimated fair value on the date of acquisition.
(2)
The amount represents the adjustment of the net book value of Magna's loans to their estimated fair value based on interest rates and expected cash flows as of the date of acquisition, which includes estimates of expected credit losses inherent in the portfolio.

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

(8)	A reduction in the loan fair value adjustment was recorded upon receipt of the final loan mark valuation in the amount of $426,000.
(9)	During the third quarter of 2016, Pinnacle became aware of two potential loss contingencies related to Magna's business operations that existed as of the acquisition date.

Avenue

	As of July 1, 2016
	Avenue Historical Cost Basis	Preliminary Fair Value Adjustments	As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$39,485	$-	$39,485
Investment securities(1)	161,411	541	161,952
Loans(2)	980,319	(27,789)	952,530
Mortgage loans held for sale	3,310	-	3,310
Core deposit intangible(3)	-	8,845	8,845
Other assets(4)	58,155	(1,652)	56,503
Total Assets	$1,242,680	$(20,055)	$1,222,625

Liabilities
Interest-bearing deposits(5)	$741,635	$1,400	$743,035
Non-interest bearing deposits	223,685	-	223,685
Borrowings(6)	142,639	3,240	145,879
Other liabilities	28,272	59	28,331
Total Liabilities	$1,136,231	$4,699	$1,140,930
Net Assets Acquired	$106,449	$(24,754)	$81,695

Explanation of certain fair value adjustments:
(1)	The amount represents the adjustment of the book value of Avenue's investment securities to their estimated fair value on the date of acquisition.
(2)
The amount represents the adjustment of the net book value of Avenue's loans to their estimated fair value based on interest rates and expected cash flows as of the date of acquisition, which includes estimates of expected credit losses inherent in the portfolio.

(3)	The amount represents the fair value of the core deposit intangible asset representing the intangible value of the deposit base created in the acquisition.
(4)
The amount represents the deferred tax asset recognized on the fair value adjustment of Avenue's acquired assets and assumed liabilities as well as the fair value adjustment for property and equipment.

(5)
The adjustment is necessary because the weighted average interest rate of Avenue's deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio.

(6)
The adjustment is necessary because the weighted average interest rate of Avenue's FHLB advances and subordinated debt issuance exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio.

Note 3. Equity method investment

Upon Pinnacle Bank's initial investment in BHG, Pinnacle Financial and Pinnacle Bank accounted for this investment pursuant to the equity method for unconsolidated subsidiaries and recognized its interest in BHG's profits and losses in noninterest income with corresponding adjustments to the BHG investment account.  Because BHG has been determined to be a voting interest entity of which Pinnacle Financial and Pinnacle Bank together control less than a majority of the board seats following the closing of the additional investment in March 2016, this investment does not require consolidation and will continue to be accounted for pursuant to the equity method of accounting.

The equity method of accounting requires that acquired assets and liabilities are recorded at fair value and embedded goodwill and intangibles are identified, tested for impairment and accreted/amortized over their useful life within the equity method investment line of the balance sheet. Accretion income and amortization expense associated with acquired assets is netted within income from equity method investments. At September 30, 2016, Pinnacle Financial has recorded estimated embedded goodwill of $147.0 million and technology, trade name and customer relationship intangibles, net of related amortization, of $17.7 million compared to $50.6 million and $6.1 million, respectively, as of December 31, 2015. Pinnacle Financial has not yet completed the purchase accounting for the subsequent investment in BHG closed on March 1, 2016 and the estimates of embedded goodwill and intangible assets are considered preliminary as of September 30, 2016. Amortization expense of $1.5 million and $2.4 million was included for the three and nine months ended September 30, 2016 compared to $600,000 and $1.6 million for the same periods in the prior year. Accretion income of $599,000 and $1.8 million was included in the three and nine months ended September 30, 2016. No accretion income was recorded in 2015. During the three and nine months ended September 30, 2016, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $5.0 million and $26.8 million in the aggregate, respectively, compared to $6.4 million in both comparable prior year periods. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. As part of ongoing business transacted with BHG, Pinnacle Bank purchased loans totaling $2.2 million during the year ended December 31, 2015. No loans were purchased for the period ended September 30, 2016.

A summary of BHG's financial position as of September 30, 2016 and December 31, 2015 and results of operations as of and for the three and nine months ended September 30, 2016 and 2015, were as follows (in thousands):

Bankers Healthcare Group
	As of
	September 30, 2016	December 31, 2015

Assets	$198,784	$220,578

Liabilities	$131,833	$137,147
Membership interests	66,951	83,431
Total liabilities and membership	$198,784	$220,578

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Revenues	$37,587	$41,094	$108,205	$102,574
Net income	$17,440	$16,240	$51,033	$53,002

Note 4.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016:
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	26,217	8	780	25,445
Mortgage-backed agency securities	884,388	13,752	1,394	896,746
State and municipal securities	203,352	7,779	443	210,688
Asset-backed securities	84,508	68	937	83,639
Corporate notes and other	7,072	163	1	7,234
	$1,205,537	$21,770	$3,555	$1,223,752
Securities held-to-maturity:
State and municipal securities	$26,605	$420	$-	$27,025
	$26,605	$420	$-	$27,025

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
Securities available-for-sale:
U.S. Treasury securities	$-	$-	$-	$-
U.S. government agency securities	131,499	3	3,309	128,193
Mortgage-backed agency securities	581,998	5,948	5,030	582,916
State and municipal securities	158,072	7,094	124	165,042
Asset-backed securities	49,598	8	805	48,801
Corporate notes and other	9,541	589	17	10,113
	$930,708	$13,642	9,285	$935,065
Securities held-to-maturity:
State and municipal securities	$31,377	$257	$48	$31,586
	$31,377	$257	$48	$31,586

At September 30, 2016, approximately $870.9 million of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At September 30, 2016, repurchase agreements comprised of secured borrowings totaled $84.3 million and were secured by $84.3 million of pledged U.S. government agency securities, municipal securities, asset backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to remain adequately secured.

The amortized cost and fair value of debt securities as of September 30, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
September 30, 2016:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,388	$2,392	$890	$890
Due in one year to five years	40,767	42,380	8,353	8,416
Due in five years to ten years	130,242	135,031	10,916	11,170
Due after ten years	63,244	63,564	6,446	6,549
Mortgage-backed securities	884,388	896,746	-	-
Asset-backed securities	84,508	83,639	-	-
	$1,205,537	$1,223,752	$26,605	$27,025

At September 30, 2016 and December 31, 2015, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2016

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	-	-	21,001	780	21,001	780
Mortgage-backed securities	156,636	875	42,507	519	199,143	1,394
State and municipal securities	41,403	440	408	3	41,811	443
Asset-backed securities	26,233	266	26,637	671	52,870	937
Corporate notes	529	1	-	-	529	1
Total temporarily-impaired securities	$224,801	$1,582	$90,553	$1,973	$315,354	$3,555

At December 31, 2015

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	61,903	1,702	65,538	1,607	127,441	3,309
Mortgage-backed securities	338,230	2,789	103,003	2,241	441,233	5,030
State and municipal securities	6,509	38	6,135	134	12,644	172
Asset-backed securities	41,466	798	3,539	7	45,005	805
Corporate notes	2,554	17	-	-	2,554	17
Total temporarily-impaired securities	$450,662	$5,344	$178,215	$3,989	$628,877	$9,333

The applicable dates for determining when securities are in an unrealized loss position are September 30, 2016 and December 31, 2015. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended September 30, 2016 and December 31, 2015, but is in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at September 30, 2016, Pinnacle Financial had approximately $3.6 million in unrealized losses on $315.3 million of securities. The unrealized losses associated with these investment securities are driven by changes in interest rates and the unrealized loss is recorded as a component of equity.  These securities will continue to be monitored as a part of Pinnacle Financial's ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at September 30, 2016, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

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
•	Commercial real-estate mortgage loans. Commercial real-estate mortgage loans are categorized as such based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial real-estate mortgage also includes owner occupied commercial real estate which shares a similar risk profile to Pinnacle Financial's commercial and industrial products.
•	Consumer real-estate mortgage loans. Consumer real-estate mortgage consists primarily of loans secured by 1-4 residential properties including home equity lines of credit.
•	Construction and land development loans. Construction and land development loans include loans where the repayment is dependent on the successful operation of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development.
•	Commercial and industrial loans. Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes.
•	Consumer and other loans. Consumer and other loans include all loans issued to individuals not included in the consumer real-estate mortgage classification. Examples of consumer and other loans are automobile loans, credit cards and loans to finance education, among others.

Commercial loans receive risk ratings assigned by a financial advisor and approved by a senior credit officer subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators.  At September 30, 2016, approximately 77.10% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real-estate mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

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
·
Special mention loans have potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in Pinnacle Financial's credit position at some future date.

·
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

·	Substandard-nonaccrual loans are substandard loans that have been placed on nonaccrual status.
·
Doubtful-nonaccrual loans have all the characteristics of substandard-nonaccrual loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following table outlines the amount of each loan classification categorized into each risk rating category as of September 30, 2016 and December 31, 2015 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
September 30, 2016
Accruing loans
Pass	$2,933,808	$1,160,420	$914,417	$2,793,686	$256,994	$8,059,325
Special Mention	23,671	1,846	3,368	21,813	812	51,510
Substandard (1)	29,198	13,316	6,085	44,534	62	93,195
Total	2,986,677	1,175,582	923,870	2,860,033	257,868	8,204,030
Impaired loans
Nonaccrual loans(2)
Substandard-nonaccrual	5,046	6,965	6,355	8,702	1,330	28,398
Doubtful-nonaccrual	-	-	-	88	-	88
Total nonaccrual loans	5,046	6,965	6,355	8,790	1,330	28,486
Troubled debt restructurings(3)
Pass	217	1,367	5	347	43	1,979
Special Mention	-	240	-	-	-	240
Substandard	-	1,812	-	4,473	-	6,285
Total troubled debt restructurings	217	3,419	5	4,820	43	8,504
Total impaired loans	5,263	10,384	6,360	13,610	1,373	36,990
Total loans	$2,991,940	$1,185,966	$930,230	$2,873,643	$259,241	$8,241,020

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
December 31, 2015
Accruing loans
Pass	$2,217,639	$1,020,239	$732,662	$2,143,006	$239,874	$6,353,420
Special Mention	18,162	1,894	1,133	26,037	118	47,344
Substandard (1)	33,638	11,346	6,295	53,671	74	105,024
Total	2,269,439	1,033,479	740,090	2,222,714	240,066	6,505,788
Impaired loans
Nonaccrual loans(2)
Substandard-nonaccrual	5,819	9,344	7,607	1,591	4,902	29,263
Doubtful-nonaccrual	2	2	-	92	-	96
Total nonaccrual loans	5,821	9,346	7,607	1,683	4,902	29,359
Troubled debt restructurings(3)
Pass	223	409	-	553	28	1,213
Special Mention	-	422	-	-	-	422
Substandard	-	2,861	-	3,592	-	6,453
Total troubled debt restructurings	223	3,692	-	4,145	28	8,088
Total impaired loans	6,044	13,038	7,607	5,828	4,930	37,447
Total loans	$2,275,483	$1,046,517	$747,697	$2,228,542	$244,996	$6,543,235

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of nonaccrual loans and troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $93.2 million at September 30, 2016, compared to $105.0 million at December 31, 2015.

(2)	Included in nonaccrual loans at September 30, 2016 and December 31, 2015 are $9.8 million and $12.1 million, respectively, in purchase credit impaired loans acquired with deteriorated credit quality.
(3)	Troubled debt restructurings are presented as an impaired loan; however, they continue to accrue interest at contractual rates.

At September 30, 2016 and December 31, 2015, all loans classified as nonaccrual were deemed to be impaired. The principal balances of these nonaccrual loans amounted to $28.5 million and $29.4 million at September 30, 2016 and December 31, 2015, respectively, and are included in the tables above.  For the nine months ended September 30, 2016, the average balance of nonaccrual loans was $35.1 million compared to $34.3 million for the same period in 2015. Pinnacle Financial's policy is that the discontinuation of the accrual of interest income will occur when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date the above mentioned loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized approximately $47,000 and $95,000, respectively, in interest income from cash payments received on nonaccrual loans during the three and nine months ended September 30, 2016, compared to $70,000 and $253,000 during the three and nine months ended September 30, 2015. Had these nonaccruing loans been on accruing status, interest income would have been higher by $478,000 and $999,000 for the three and nine months ended September 30, 2016, respectively, compared to $82,000 and $480,000 for the three and nine months ended September 30, 2015, respectively.

The following table details the recorded investment, unpaid principal balance and related allowance of Pinnacle Financial's nonaccrual loans at September 30, 2016 and December 31, 2015 by loan classification (in thousands):

	At September 30, 2016			At December 31, 2015
	Recorded investment	Unpaid principal balances(1)	Related allowance(2)	Recorded investment	Unpaid principal balances (1)	Related allowance(2)
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$3,494	$4,618	$-	$4,411	$5,659	$-
Consumer real estate – mortgage	4,759	5,402	-	5,596	6,242	-
Construction and land development	6,267	6,942	-	7,531	7,883	-
Commercial and industrial	8,479	10,184	-	1,420	3,151	-
Consumer and other	-	-	-	-	-	-
Total	$22,999	$27,146	$-	$18,958	$22,935	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,552	$1,561	$86	$1,410	$1,661	$20
Consumer real estate – mortgage	2,206	2,203	558	3,750	4,098	616
Construction and land development	88	107	22	76	125	12
Commercial and industrial	311	317	79	263	281	19
Consumer and other	1,330	1,716	782	4,902	5,341	3,002
Total	$5,487	$5,904	$1,527	$10,401	$11,506	$3,669

Total nonaccrual loans	$28,486	$33,050	$1,527	$29,359	$34,441	$3,669

(1)	Unpaid principal balance presented net of fair value adjustments recorded in conjunction with purchase accounting.
(2)	Collateral dependent loans are typically charged-off to their net realizable value and no specific allowance is carried related to those loans.

The following table details the average recorded investment and the amount of interest income recognized on a cash basis throughout the three and nine months ended September 30, 2016 and 2015, respectively, on Pinnacle Financial's nonaccrual loans that remain on the balance sheets (in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2016		2015		2016		2015
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$3,579	$-	$2,835	$16	$3,786	$-	$5,983	$69
Consumer real estate – mortgage	4,457	-	4,490	-	4,638	-	5,107	-
Construction and land development	6,575	47	3,740	54	6,808	95	7,017	184
Commercial and industrial	9,900	-	1,328	-	10,308	-	2,260	-
Consumer and other	-	-	660	-	-	-	660	-
Total	$24,511	$47	$13,053	$70	$25,540	$95	$21,027	$253

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,563	$-	$291	$-	$1,599	$-	$2,115	$-
Consumer real estate – mortgage	2,391	-	44	-	2,533	-	4,081	-
Construction and land development	323	-	(195)	-	346	-	104	-
Commercial and industrial	312	-	190	-	2,160	-	394	-
Consumer and other	2,517	-	3,623	-	2,915	-	6,626	-
Total	$7,106	$-	$3,953	$-	$9,553	$-	$13,320	$-

Total nonaccrual loans	$31,617	$47	$17,006	$70	$35,093	$95	$34,347	$253

Loans acquired with deteriorated credit quality are recorded pursuant to the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and are referred to as purchase credit impaired loans.

The following table provides a rollforward of purchase credit impaired loans from December 31, 2015 through September 30, 2016 (in thousands):

	Gross Contractual Receivable	Accretable Yield	Nonaccretable Yield	Carrying Value

December 31, 2015	$16,274	$-	$(4,143)	$12,131
Acquisitions	2,071	-	(812)	1,259
Year-to-date settlements	(4,435)	-	774	(3,661)
Additional fundings	78	-	-	78
September 30, 2016	$13,988	$-	$(4,181)	$9,807

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

At September 30, 2016 and December 31, 2015, there were $8.5 million and $8.1 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within our Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each loan category where troubled debt restructurings were made during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
2016	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	-	$-	$-	-	$-	$-
Consumer real estate – mortgage	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	1	20	17	2	1,008	254
Consumer and other	-	-	-	-	-	-
	1	$20	$17	2	$1,008	$254

2015
Commercial real estate – mortgage	1	$223	$183	1	$223	$183
Consumer real estate – mortgage	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial and industrial	-	-	-	1	434	337
Consumer and other	-	-	-	-	-	-
	1	$223	$183	2	$657	$520

During the three and nine months ended September 30, 2016 and 2015, Pinnacle Financial did not have any troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

The table below presents past due balances by loan classification and segment at September 30, 2016 and December 31, 2015, allocated between accruing and nonaccrual status (in thousands):

September 30, 2016	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$-	$-	$-	$4,373	$1,251,805	$1,256,178
All other	227	-	227	673	1,734,862	1,735,762
Consumer real estate – mortgage	8,119	1,463	9,582	6,965	1,169,419	1,185,966
Construction and land development	-	-	-	6,355	923,875	930,230
Commercial and industrial	2,751	1	2,752	8,790	2,862,101	2,873,643
Consumer and other	6,739	629	7,368	1,330	250,543	259,241
	$17,836	$2,093	$19,929	$28,486	$8,192,605	$8,241,020

December 31, 2015	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$-	$-	$-	$5,103	$1,078,394	$1,083,497
All other	-	-	-	718	1,191,268	1,191,986
Consumer real estate – mortgage	6,380	1,396	7,776	9,346	1,029,395	1,046,517
Construction and land development	309	-	309	7,607	739,781	747,697
Commercial and industrial	4,798	-	4,798	1,683	2,222,061	2,228,542
Consumer and other	6,721	373	7,094	4,902	233,000	244,996
	$18,208	$1,769	$19,977	$29,359	$6,493,899	$6,543,235

(1)	Approximately $19.7 million and $19.0 million of nonaccrual loans as of September 30, 2016 and December 31, 2015, respectively, were performing pursuant to their contractual terms at those dates.

The following table shows the allowance allocation by loan classification and accrual status at September 30, 2016 and December 31, 2015 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Commercial real estate –mortgage	$13,905	$15,452	$86	$20	$39	$41	$14,030	$15,513
Consumer real estate – mortgage	6,149	6,109	558	616	187	495	6,894	7,220
Construction and land development	3,873	2,891	22	12	1	-	3,896	2,903
Commercial and industrial	22,177	22,669	79	19	1,301	955	23,557	23,643
Consumer and other	10,294	12,609	782	3,002	8	5	11,084	15,616
Unallocated	-	-	-	-	-	-	788	537
	$56,398	$59,730	$1,527	$3,669	$1,536	$1,496	$60,249	$65,432

(1)
Troubled debt restructurings of $8.5 million and $8.1 million as of both September 30, 2016 and December 31, 2015, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

The following table details the changes in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015, respectively, by loan classification (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Three months ended September 30, 2016:
Balance at July 1, 2016	$13,665	$6,540	$3,923	$25,090	$11,138	$1,056	$61,412
Charged-off loans	(80)	(336)	(231)	(3,165)	(5,072)	-	(8,884)
Recovery of previously charged-off loans	11	67	434	233	868	-	1,613
Provision for loan losses	434	623	(230)	1,399	4,150	(268)	6,108
Balance at September 30, 2016	$14,030	$6,894	$3,896	$23,557	$11,084	$788	$60,249

Three months ended September 30, 2015:
Balance at July 1, 2015	$18,344	$8,899	$4,269	$29,010	$3,943	$1,107	$65,572
Charged-off loans	-	2	-	(403)	(5,233)	-	(5,634)
Recovery of previously charged-off loans	8	266	363	224	731	-	1,592
Provision for loan losses	(421)	(326)	(413)	(1,794)	5,365	(183)	2,228
Balance at September 30, 2015	$17,931	$8,841	$4,219	$27,037	$4,806	$924	$63,758

Nine months ended September 30, 2016:
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616	$537	$65,432
Charged-off loans	(276)	(714)	(231)	(5,408)	(18,627)	-	(25,256)
Recovery of previously charged-off loans	203	223	540	1,848	1,977	-	4,791
Provision for loan losses	(1,410)	165	684	3,474	12,118	251	15,282
Balance at September 30, 2016	$14,030	$6,894	$3,896	$23,557	$11,084	$788	$60,249

Nine months ended September 30, 2015:
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570	$3,272	$67,359
Charged-off loans	(349)	(227)	(126)	(1,372)	(9,658)	-	(11,732)
Recovery of previously charged-off loans	19	451	1,301	1,480	1,151	-	4,402
Provision for loan losses	(3,941)	3,193	(2,680)	(2,238)	11,743	(2,348)	3,729
Balance at September 30, 2015	$17,931	$8,841	$4,219	$27,037	$4,806	$924	$63,758

The following table details the allowance for loan losses and recorded investment in loans by loan classification and by impairment evaluation method as of September 30, 2016 and December 31, 2015, respectively (in thousands):

	Commercial real estate – mortgage	Consumer real estate – mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
September 30, 2016
Allowance for Loan Losses:
Collectively evaluated for impairment	$13,905	$6,149	$3,873	$22,177	$10,294	$788	$57,186
Individually evaluated for impairment	125	745	23	1,380	790	-	3,063
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$14,030	$6,894	$3,896	$23,557	$11,084	$788	$60,249

Loans:
Collectively evaluated for impairment	$2,986,677	$1,175,582	$923,870	$2,860,033	$257,868		$8,204,030
Individually evaluated for impairment	3,205	6,431	3,221	12,953	1,373		27,183
Loans acquired with deteriorated credit quality	2,058	3,953	3,139	657	-		9,807
Total loans	$2,991,940	$1,185,966	$930,230	$2,873,643	$259,241		$8,241,020

December 31, 2015
Allowance for Loan Losses:
Collectively evaluated for impairment	$15,452	$6,109	$2,891	$22,669	$12,609	$537	$60,267
Individually evaluated for impairment	61	1,111	12	974	3,007	-	5,165
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$15,513	$7,220	$2,903	$23,643	$15,616	$537	$65,432

Loans:
Collectively evaluated for impairment	$2,269,439	$1,033,479	$740,090	$2,222,714	$240,066		$6,505,788
Individually evaluated for impairment	2,420	8,986	3,689	5,288	4,930		25,313
Loans acquired with deteriorated credit quality	3,624	4,052	3,918	540	-		12,134
Total loans	$2,275,483	$1,046,517	$747,697	$2,228,542	$244,996		$6,543,235

The adequacy of the allowance for loan losses is assessed at the end of each calendar quarter using a migration analysis compiled using loss data over the previous 24 quarters. The level of the allowance is based upon evaluation of the loan portfolio, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, historical loss experience, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The allowance for loan losses for purchased loans is calculated similarly to the method utilized for legacy Pinnacle Bank loans. Pinnacle Financial's accounting policy is to compare the computed allowance for loan losses for purchased loans on a loan-by-loan basis to any remaining fair value adjustment. If the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a charge to the provision for loan losses.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industry.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at September 30, 2016 with the comparative exposures for December 31, 2015 (in thousands):

	September 30, 2016
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2015

Lessors of nonresidential buildings	$1,233,266	$338,888	$1,572,154	$1,078,211
Lessors of residential buildings	394,755	214,591	609,346	500,266

At September 30, 2016, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $22.1 million to current directors, executive officers, and their related entities, of which $15.1 million had been drawn upon. At December 31, 2015, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $14.5 million to directors, executive officers, and their related entities, of which approximately $11.4 million had been drawn upon. None of these loans to directors, executive officers, and their related entities were impaired at September 30, 2016 or December 31, 2015.

At September 30, 2016, Pinnacle Financial had approximately $15.5 million in commercial loans held for sale, which included loans previously held in Pinnacle Bank's commercial loan portfolio that it has elected to sell and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank, and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

Residential Lending

At September 30, 2016, Pinnacle Financial had approximately $56.0 million of mortgage loans held-for-sale compared to approximately $47.9 million at December 31, 2015. Total loan volumes sold during the nine months ended September 30, 2016 were approximately $549.4 million compared to approximately $354.1 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, Pinnacle Financial recognized $12.9 million in gains on the sale of these loans, net of commissions paid, compared to $5.5 million during the nine months ended September 30, 2015.

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

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning of period	$196	$391	$196	$391
Increases due to tax positions taken during the current year	-	-	-	-
Increases due to tax positions taken during a prior year	-	-	-	-
Decreases due to the lapse of the statute of limitations during the current year	-	-	-	-
Decreases due to settlements with the taxing authorities during the current year	-	-	-	-
Balance at September 30,	$196	$391	$196	$391

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The total amount of interest and penalties recorded in the income statement for the three and nine months ended September 30, 2015 was $9,600 and $29,200, respectively. No interest and penalties were recorded for the three and nine months ended September 30, 2016.

Pinnacle Financial's effective tax rate for the three and nine months ended September 30, 2016 was 33.5% and 33.5%, respectively, compared to 33.2% and 33.1%, respectively, for the three and nine months ended September 30, 2015.  The difference between the effective tax rate and the Federal and State income tax statutory rate of 39.23% is primarily attributable to our investments in bank qualified municipal securities, investments in low-rate housing loans that qualify for Tennessee state excise tax credits and bank-owned life insurance, offset in part by meals and entertainment, a portion of which is non-deductible.

Note 7. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2016, these commitments amounted to $3.0 billion.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At September 30, 2016, these commitments amounted to $121.2 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should Pinnacle Financial's customers default on their resulting obligation to Pinnacle Financial, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At September 30, 2016, and December 31, 2015, Pinnacle Financial had accrued $1.3 million and $1.4 million, respectively, for the inherent risks associated with these off-balance sheet commitments.

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

  On October 18, 2016, the parties to the Bushansky litigation entered into a settlement agreement regarding the litigation and in connection therewith have agreed on a Stipulation of Settlement, a Proposed Order on Notice and Scheduling, a Proposed Notice to class members, and a Proposed Final Order and those documents have been submitted to the Business Court for its approval. In connection with the settlement, the parties have agreed on an amount of attorneys' fees and expenses, $300,000, that the plaintiff's counsel will request from the Business Court and to which the defendants will not object. This amount has been reflected in the September 30, 2016 statement of financial position and income statement for the three and nine months ended September 30, 2016. The proposed settlement is conditioned upon, among other things, preliminary approval by the Business Court, as well as final approval of the proposed settlement after notice is given to Avenue's shareholders. Pinnacle Financial believes the claims asserted in the Bushansky action are without merit but has entered into the settlement to avoid the costs, risks and uncertainties inherent in litigation. There can be no assurance that the Business Court will approve the settlement in all respects and if the Business Court does not approve the proposed settlement, the proposed settlement as contemplated by the Stipulation of Settlement and memorandum of understanding the parties entered into in June 2016 could become void.

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management, the resolution of these claims outstanding at September 30, 2016 will not have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 8.  Stock Options, Stock Appreciation Rights and Restricted Shares

As described more fully in the Annual Report on Form 10-K, as of September 30, 2016, Pinnacle Financial has one equity incentive plan under which it is able to grant awards, the 2014 Equity Incentive Plan (2014 Plan) and has assumed the stock option plan of CapitalMark (the CapitalMark Option Plan) in connection with the CapitalMark Merger. In addition, awards previously granted remain outstanding under equity plans previously adopted by Pinnacle Financial's Board of Directors or assumed in connection with acquisitions of Mid-America Bancshares, Inc. and Cavalry Bancorp, Inc. No new awards may be granted under these other plans or the CapitalMark Option Plan.

Total shares available for issuance under the 2014 Plan were approximately 1.0 million shares as of September 30, 2016, inclusive of shares returned to plan reserves during the nine months ended September 30, 2016. The 2014 Plan also permits Pinnacle Financial to reissue awards currently outstanding that are subsequently forfeited, settled in cash or expired unexercised and returned to the 2014 Plan.

Common Stock Options and Stock Appreciation Rights

As of September 30, 2016, there were 742,900 stock options outstanding to purchase common shares.  No stock appreciation rights (SARS) remained outstanding at September 30, 2016. A summary of the stock option and stock appreciation rights activity within the equity incentive plans during the nine months ended September 30, 2016 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2015	1,251,601	$21.23	2.54	$37,714	(1)
Granted	-
Exercised	(507,567)
Stock appreciation rights exercised	(1,137)
Forfeited	3
Outstanding at September 30, 2016	742,900	$22.12	2.36	$23,743	(2)
Options exercisable at September 30, 2016	742,900	$22.12	2.36	$23,743	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $51.36 per common share at December 31, 2015 for the 1,251,601 options and stock appreciation rights that were in-the-money at December 31, 2015.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $54.08 per common share at September 30, 2016 for the 742,900 options that were in-the-money at September 30, 2016.

(3)	1,137 SARS were converted into 1,137 common shares upon exercise.

Compensation costs related to unvested stock options granted under Pinnacle Financial's equity incentive plan have been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

Additionally, the 2014 Plan provides for the granting of restricted share awards, restricted share unit awards and other performance or market-based awards.  There were no market-based awards outstanding as of September 30, 2016 under this plan.

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and, in the case of executive management, performance vesting criteria. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the nine months ended September 30, 2016:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants(5)	Shares Unvested
Time Based Awards
2016	Associates(2)	5	146,996	234	3,383	143,379

Performance Based Awards
2016	Leadership team(3)	-(3)	43,694	-	-	43,694

Outside Director Awards(4)
2016	Outside directors	1	18,923	1,186	1,186	16,551

(1)
Groups include employees (referred to as associates above), the leadership team which includes our named executive officers and other key senior leadership members, and outside directors. When the restricted shares are awarded, a participant receives voting rights and forfeitable dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed.  Once the restrictions lapse, the participant is taxed on the value of the award and may elect to sell some shares (or have Pinnacle Financial withhold some shares) to pay the applicable income taxes associated with the award. For time-based restricted share awards, dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination. For performance-based awards, dividends are placed into escrow until the forfeiture restrictions on such shares lapse.

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

(5)
These shares represent forfeitures resulting from recipients whose employment or board membership is terminated during the year-to-date period ended September 30, 2016. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination.

A summary of activity for unvested restricted share awards for the nine months ended September 30, 2016 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2015	866,314	$31.39
Shares awarded	165,919
Conversion of restricted share units to restricted share awards	43,694
Restrictions lapsed and shares released to associates/directors	(238,022)
Shares forfeited(1)	(18,830)
Unvested at September 30, 2016	819,075	$36.14

(1)	Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

Compensation expense associated with the time-based restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total grant date fair value. Compensation expense associated with performance-based restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a schedule consistent with the nature of the award. For the three and nine months ended September 30, 2016, Pinnacle Financial recognized approximately $2.0 million and $5.7 million, respectively, in compensation costs attributable to restricted share awards, compared to $1.6 million and $4.3 million for the three and nine months ended September 30, 2015.

Restricted Share Units

Pinnacle Financial grants restricted share units to the senior executive officers and other members of the Leadership Team annually. The senior executive officers' restricted share unit award typically includes a range of shares that may be earned from the target level of performance to the maximum level of performance. The Leadership Team awards are granted at the target level of performance.  Restricted share units awarded prior to 2015 will convert to a number of restricted share awards based on the achievement of certain performance metrics for each of the fiscal years to which the award relates, with the restrictions on the restricted shares lapsing if Pinnacle Bank achieves certain soundness levels in subsequent years. Beginning with grants made in 2015, the awards will be settled in shares of freely tradeable common stock of Pinnacle Financial if the one year performance metrics and subsequent one-year service period requirements are met and subsequent soundness targets for later years are achieved. The performance metrics for each of the performance periods is established concurrently with the award of the restricted share unit grants by the Human Resources and Compensation Committee. The awards may be issued with a post-vest holding period, as shown below.  During the post-vest holding period, the shares will not be released to the recipient and cannot be transferred, subject to limited exceptions, but will continue to accrue dividends until the awards are released, which is expected to be commensurate with the filing of Pinnacle Financial's Annual Report on Form 10-K for the prescribed year.  These restricted share units are being expensed based on the requisite service period of the underlying tranche of the award. Each period, the number of shares that is expected to lapse to the recipient is reevaluated and the associated compensation expense is adjusted accordingly. The expense is initially accrued using an anticipated performance level for the senior executive officers between the target and maximum performance levels and at the target performance level for the Leadership Team.

The following table details the Restricted Stock Unit awards outstanding at September 30, 2016:

	Units Awarded
Grant year	Named Executive Officers (NEOs)(1)	Leadership Team other than NEOs	Applicable Performance Periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Shares settled into RSAs as of period end(2)
2016	73,474-110,223	26,683	2016	2	3	N/A
			2017	2	2	N/A
			2018	2	1	N/A

2015	58,200-101,850	28,378	2015	2	3	N/A
			2016	2	2	N/A
			2017	2	1	N/A

2014(3)	58,404-102,209	29,087	2014	5	N/A	21,856
			2014	4	N/A	21,856
			2015	4	N/A	21,847
			2015	3	N/A	21,847
			2016	3	N/A
			2016	2	N/A
(1)	The named executive officers are awarded a range of awards that may be earned based on attainment of goals at a target level of performance to the maximum level of performance.
(2)	Restricted stock unit awards granted in 2016 and 2015 will be earned and settled in shares of Pinnacle Financial common stock.
(3)	Restrictions on half of the shares previously converted to RSAs will lapse commensurate with the filing of the Form 10-K for the year ended December 31, 2017 and 2018, respectively.

Stock compensation expense related to restricted stock units totaled $822,000 and $2.4 million for the three and nine months ended September 30, 2016, respectively, compared to $337,000 and $971,000 for the three and nine months ended September 30, 2015, respectively.

Note 9. Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years.  During the nine months ended September 30, 2016, Pinnacle Bank paid $20.0 million in dividends to Pinnacle Financial. Pinnacle Financial increased its quarterly common stock dividend to $0.14 beginning in the first quarter of 2016. The amount and timing of all future dividend payments by Pinnacle Financial, if any, is subject to Board discretion and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to Pinnacle Financial.

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

Under capital level requirements, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. As a result, Pinnacle Financial's Trust Preferred Securities continue to qualify as Tier 1 capital. Tier 2 capital generally consists of subordinated debt (including that portion of subordinated debentures associated with trust preferred securities in excess of the amount that is treated as Tier 1 capital), types of preferred stock that don't qualify as Tier 1 capital and a limited amount of loan loss reserves, subject to certain eligibility criteria.

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

Management believes, as of September 30, 2016, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2016

Total capital to risk weighted assets:
Pinnacle Financial	$1,055,451	10.5%	$804,876	8.0%	$1,006,096	10.0%
Pinnacle Bank	$1,058,326	10.6%	$804,648	8.0%	$1,005,810	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$843,739	8.4%	$603,657	6.0%	$804,876	8.0%
Pinnacle Bank	$869,325	8.7%	$603,486	6.0%	$804,648	8.0%
Common equity Tier 1 capital to risk weighted assets:
Pinnacle Financial	$763,616	7.6%	$452,743	4.5%	$653,962	6.5%
Pinnacle Bank	$869,202	8.7%	$452,615	4.5%	$653,777	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$843,739	8.3%	$406,197	4.0%	NA	NA
Pinnacle Bank	$869,325	8.6%	$405,383	4.0%	$506,728	5.0%

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

A summary of Pinnacle Financial's interest rate swaps related to customers as of September 30, 2016 and December 31, 2015 is included in the following table (in thousands):

	September 30, 2016		December 31, 2015
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$652,447	$35,664	$396,112	$16,130
Pay variable / receive fixed swaps	652,447	(36,001)	396,112	(16,329)
Total	$1,304,894	$(337)	$792,224	$(199)

Hedge derivatives

Pinnacle Financial has forward cash flow hedge relationships to manage future interest rate exposure. The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate and protects Pinnacle Financial from floating interest rate variability.  The initial hedge relationships were entered into during the second quarter of 2013. During the third quarter of 2014, Pinnacle Financial terminated three individual hedge agreements based on changes in internal forecasts for future interest rates. As a result of terminating these contracts, Pinnacle Financial will incur a gain of $64,000 over the original terms of these agreements which were scheduled to begin in April 2015. Pinnacle Financial has since entered into additional forward cash flow hedge relationships for interest rate risk management purposes given the aforementioned changes in forecasted interest rates. The terms of the individual contracts within the relationship are as follows (in thousands):

					September 30, 2016		December 31, 2015
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(1)	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income
Interest Rate Swap	$33,000	3 month LIBOR	2.265%	April 2016-April 2020	$(1,286)	$(782)	$(784)	$(476)
Interest Rate Swap	33,000	3 month LIBOR	2.646%	April 2016-April 2022	(2,443)	(1,485)	(1,478)	(898)
Interest Rate Swap	33,000	3 month LIBOR	2.523%	Oct. 2016-Oct. 2020	(1,801)	(1,094)	(908)	(552)
Interest Rate Swap	33,000	3 month LIBOR	2.992%	Oct. 2017-Oct. 2021	(2,021)	(1,228)	(1,112)	(676)
Interest Rate Swap	34,000	3 month LIBOR	3.118%	April 2018-July 2022	(2,226)	(1,353)	(1,170)	(711)
Interest Rate Swap	34,000	3 month LIBOR	3.158%	July 2018- Oct. 2022	(2,175)	(1,322)	(1,158)	(704)
	$200,000				$(11,952)	$(7,264)	$(6,610)	$(4,017)

(1) No cash will be exchanged prior to the beginning of the term.

Pinnacle Financial has seven interest rate swap agreements designated as cash flow hedges intended to protect against the variability of cash flows on selected LIBOR based loans. The swaps hedge the interest rate risk, wherein Pinnacle Financial receives a fixed rate of interest from a counterparty and pays a variable rate, based on one month LIBOR. The terms of the respective swaps range from seven to ten years and started on July 1, 2014. During the second quarter of 2016, Pinnacle Financial terminated two individual hedge agreements based on changes in internal forecasts for future interest rates. As a result, Pinnacle Financial will incur a gain of $134,000 over the remainder of the original terms of these agreements. The swaps were entered into with a counterparty that met Pinnacle Financial's credit standards and the agreements contain collateral provisions protecting the at-risk party. Pinnacle Financial believes that the credit risk inherent in the contract is not significant.

					September 30, 2016		December 31, 2015
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(2)	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income
Interest Rate Swap	$27,500	2.090%	1 month LIBOR	July 2014 - July 2021	$1,208	$734	$663	$403
Interest Rate Swap	25,000	2.270%	1 month LIBOR	July 2014 - July 2022	1,748	1,062	968	588
Interest Rate Swap	27,500	2.420%	1 month LIBOR	July 2014 - July 2023	2,358	1,433	1,320	802
Interest Rate Swap	30,000	2.500%	1 month LIBOR	July 2014 - July 2024	2,465	1,498	1,333	810
Interest Rate Swap	-	1.048%	1 month LIBOR	August 2015 - August 2018	-	-	(46)	(28)
Interest Rate Swap	-	1.281%	1 month LIBOR	August 2015 - August 2019	-	-	(34)	(21)
Interest Rate Swap	15,000	1.470%	1 month LIBOR	August 2015 - August 2020	285	173	(14)	(9)
	$125,000				$8,064	$4,900	$4,190	$2,545

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

Liabilities

Other liabilities – Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements to facilitate customer transactions and the cash flow hedge and interest rate locks associated with the funding for its mortgage loan originations. The fair value of these liabilities is based on Pinnacle Financial's pricing models that utilize observable market inputs and is reflected within Level 2 of the valuation hierarchy.

The following tables present financial instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

September 30, 2016	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$-	$-	$-	$-
U.S. government agency securities	25,445	-	25,445	-
Mortgage-backed securities	896,746	-	896,746	-
State and municipal securities	210,688	-	210,688	-
Agency-backed securities	83,639	-	83,639	-
Corporate notes and other	7,234	-	7,234	-
Total investment securities available-for-sale	$1,223,752	$-	$1,223,752	$-
Other investments	10,306	-	-	10,306
Other assets	37,027	-	37,027	-
Total assets at fair value	$1,271,085	$-	$1,260,779	$10,306

Other liabilities	$37,582	$-	$37,582	$-
Total liabilities at fair value	$37,582	$-	$37,582	$-

December 31, 2015
Investment securities available-for-sale:
U.S. treasury securities	$-	$-	$-	$-
U.S. government agency securities	128,193	-	128,193	-
Mortgage-backed securities	582,916	-	582,916	-
State and municipal securities	165,042	-	165,042	-
Agency-backed securities	48,801	-	48,801	-
Corporate notes and other	10,113	-	10,113	-
Total investment securities available-for-sale	935,065	-	935,065	-
Other investments	9,764	-	-	9,764
Other assets	15,147	-	15,147	-
Total assets at fair value	$959,976	$-	$950,212	$9,764

Other liabilities	$16,568	$-	$16,568	$-
Total liabilities at fair value	$16,568	$-	$16,568	$-

The following table presents assets measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the year-to-date period then ended
Other real estate owned	$5,589	$-	$-	$5,589	$(186)
Collateral dependent nonaccrual loans, net	22,999	-	-	22,999	(6,408)
Total	$28,588	$-	$-	$28,588	$(6,594)

December 31, 2015
Other real estate owned	$5,083	$-	$-	$5,083	$(41)
Collateral dependent nonaccrual loans, net	18,958	-	-	18,958	(2,637)
Total	$24,041	$-	$-	$24,041	$(2,678)

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the nine months ended September 30, 2016, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2016 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2016		2015		2016		2015
	Other assets	Other liabilities	Other assets	Other liabilities	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, beginning of period	$10,380	$-	$8,161	$-	$9,764	$-	$8,004	$-
Total realized gains included in income	59	-	(416)	-	395	-	(243)	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period end	-	-	-	-	-	-	-	-
Purchases	493	-	161	-	1,063	-	708	-
Issuances	-	-	-	-	-	-	-	-
Settlements	(626)	-	(61)	-	(916)	-	(624)	-
Transfers out of Level 3	-	-	-	-	-	-	-	-
Fair value, end of period	10,306	-	7,845	-	10,306	-	7,845	-
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$59	-	$(416)	$-	$395	$-	$(243)	$-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2016 and December 31, 2015. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at September 30, 2016 and December 31, 2015.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands).

(in thousands) September 30, 2016	Carrying/ Notional Amount	Estimated Fair Value(1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$26,605	$27,025	$-	$27,025	$-
Loans, net	8,180,772	8,036,446	-	-	8,036,446
Mortgage loans held-for-sale	55,986	57,599	-	57,599	-
Loans held-for-sale	15,532	15,967	-	15,967	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	8,754,463	8,327,403	-	-	8,327,403
Federal Home Loan Bank advances	382,338	382,698	-	-	382,698
Subordinated debt and other borrowings	262,507	244,106	-	-	244,106

Off-balance sheet instruments:
Commitments to extend credit (2)	3,007,389	709	-	-	709
Standby letters of credit (3)	121,200	614	-	-	614

December 31, 2015
Financial assets:
Securities held-to-maturity	$31,377	$31,586	$-	$31,586	$-
Loans, net	6,477,803	6,379,153	-	-	6,379,153
Mortgage loans held for sale	47,930	48,365	-	48,365	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	7,050,498	6,562,509	-	-	6,562,509
Federal Home Loan Bank advances	300,305	299,214	-	-	299,214
Subordinated debt and other borrowings	141,606	131,494	-	-	131,494

Off-balance sheet instruments:
Commitments to extend credit (2)	2,218,784	1,017	-	-	1,017
Standby letters of credit (3)	93,534	354	-	-	354

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at September 30, 2016 and December 31, 2015, Pinnacle Financial included in other liabilities $709,000 and $1.0 million, respectively, representing the inherent risks associated with these off-balance sheet commitments.

(3)
At September 30, 2016 and December 31, 2015, the fair value of Pinnacle Financial's standby letters of credit was $614,000 and $354,000, respectively. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 12.  Other borrowings

On July 30, 2015, Pinnacle Bank issued $60.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes due 2025 (Notes) in a private placement transaction to institutional accredited investors. On March 10, 2016, Pinnacle Bank issued an additional $70.0 million in aggregate principal amount of the Notes. The Notes issued on March 10, 2016 were priced at 99.023% of the principal amount per note, for an effective interest rate of 5.125%. The maturity date of the Notes is July 30, 2025, although Pinnacle Bank may redeem some or all of the Notes beginning on the interest payment date of July 30, 2020 and on any interest payment date thereafter at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to the date of redemption, subject to the prior approval of the FDIC. Pinnacle Bank may redeem the Notes at any time upon the occurrence of certain tax events, capital events or investment company events.

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

The sale of the Notes on June 30, 2015 yielded net proceeds of $59 million after deducting the placement agents' fees and expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the June 30, 2015 offering, together with available cash, to pay the cash portion of the merger consideration payable to the shareholders of CapitalMark and Magna in connection with those mergers, to pay the amounts necessary to redeem the preferred shares that each of CapitalMark and Magna had issued to the United States Department of the Treasury in connection with their participation in the Treasury's Small Business Lending Fund and for general corporate purposes. The sale of the Notes on March 10, 2016 yielded net proceeds of approximately $68.4 million after deducting the initial purchasers' discount and expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the March 1, 2016 offering for general corporate purposes, (including the repayment of short term borrowings of Pinnacle Bank used to pay a portion of the cash portion of the purchase price for the additional equity interests of BHG acquired by Pinnacle Bank on March 1, 2016).
On March 29, 2016, Pinnacle Financial entered into a revolving credit agreement with a bank for borrowings of up to $75 million (the Loan Agreement). Borrowings under the revolving credit facility have been used to fund the cash portion of the purchase price of Avenue and to support capital contributions to Pinnacle Bank. Future borrowings may be used for general corporate purposes including to fund capital contributions to Pinnacle Bank. Pinnacle Financial's borrowings under the Loan Agreement bear interest at a rate equal to 2.25% plus the greater of (i) zero percent (0%) or (ii) the one-month LIBOR rate quoted by the lender. The Loan Agreement also requires Pinnacle Financial to pay a quarterly fee beginning June 30, 2016 equal to 0.35% per annum on the average daily unused amount of available borrowings. As of September 30, 2016, there were $30.0 million of borrowings under the Loan Agreement, net of associated debt issuance costs. During October 2016, Pinnacle Financial borrowed $27.0 million under the Loan Agreement and contributed these funds to Pinnacle Bank.

Upon consummation of the Avenue Merger, Pinnacle Financial assumed Avenue's obligations under its outstanding $20.0 million subordinated notes issued on December 29, 2014 (Avenue Subordinated Notes). The Avenue Subordinated Notes mature on December 29, 2024 and bear interest at a rate of 6.75% per annum until January 1, 2020. Beginning on January 1, 2020, the Avenue Subordinated Notes will bear interest at a floating rate equal to the three-month LIBOR determined on the determination date of the applicable interest period plus 4.95%. Interest on the Avenue Subordinated Notes is payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, through December 29, 2024 or the earlier date of redemption of all of the Avenue Subordinated Notes. These Avenue Subordinated Notes were recorded at fair value as of the acquisition date, and included a discount of $2.7 million, which will be accreted over the life of these notes.

The Avenue Subordinated Notes will be redeemable by Pinnacle Financial, in whole or in part, on or after January 1, 2020 or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. The Avenue Subordinated Notes are not subject to redemption at the option of the holders.

The subordinated debt evidenced by the Notes and the Avenue Notes is recorded net of associated financing fees in accordance with ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs and totals $150.1 million as of September 30, 2016, compared to $59.0 million at December 31, 2015, net of associated debt issuance costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at September 30, 2016 and December 31, 2015 and our results of operations for the three and nine months ended September 30, 2016 and 2015.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

Our diluted net income per common share for the three and nine months ended September 30, 2016 was $0.71 and $2.12, respectively, compared to $0.62 and $1.86 for the three and nine months ended September 30, 2015, respectively. At September 30, 2016, loans had increased to $8.241 billion, as compared to $6.543 billion at December 31, 2015, and total deposits increased to $8.670 billion at September 30, 2016 from $6.971 billion at December 31, 2015. Comparisons to prior period are impacted by our acquisitions over the last several quarters.

We acquired a 30% membership interest in Bankers Healthcare Group, LLC (BHG) on February 1, 2015 for $75.0 million and acquired an additional 19% membership interest in BHG on March 1, 2016 for $74.1 million in cash and 860,470 shares of common stock, with a fair value of $39.9 million on the date of the acquisition. We acquired CapitalMark Bank and Trust (CapitalMark) on July 31, 2015 and Magna Bank (Magna) on September 1, 2015. We acquired Avenue Financial Holdings, Inc. (Avenue) and its bank subsidiary Avenue Bank on July 1, 2016. At the acquisition date, CapitalMark had net assets of $73.2 million, including loans of $857.5 million and deposits valued at $953.2 million. At the acquisition date, Magna had net assets of $50.5 million, including loans of $442.3 million and deposits valued at $452.7 million. At the acquisition date, Avenue's net assets were preliminarily fair valued at $81.7 million, including loans of $952.5 million and deposits valued at $968.7 million. These acquisitions further expanded our footprint into our core Tennessee markets.
Our merger with Avenue was consummated on July 1, 2016. Each holder of Avenue common stock (including restricted shares) received 0.36 shares of Pinnacle Financial's common stock plus $2.00 per share in cash for each share of Avenue common stock held by each shareholder on the closing date. This acquisition has increased our market share in the Nashville MSA. At the closing of the merger, Avenue had 10,445,349 shares of common stock issued and outstanding (including shares of restricted stock whose restrictions lapsed upon acquisition) and 101,389 outstanding unexercised stock options. We issued approximately 3.76 million shares of our common stock and paid cash consideration of  approximately $20.9 million (including payments related to fractional shares) to the Avenue shareholders and approximately $1.0 million to holders of unexercised stock options.

Results of Operations.  Our net interest income increased $24.6 million to $86.6 million for the third quarter of 2016 compared to $62.1 million for the third quarter of 2015. Our net interest income increased $70.4 million to $235.6 million for the nine months ended September 30, 2016 compared to $165.2 million in the same period in 2015. The net interest margin (the ratio of net interest income to average earning assets) for the three and nine months ended September 30, 2016 was 3.60% and 3.69%, respectively, compared to 3.66% and 3.70% for the same periods in 2015, respectively.

Our provision for loan losses was $6.1 million and $15.3 million for the three and nine months ended September 30, 2016 compared to $2.2 million and $3.7 million for the same periods in 2015. Provision expense for the three and nine months ended September 30, 2016 when compared to the comparable periods in 2015 was impacted by increased charge-offs realized in our consumer portfolio, primarily related to automobile loans. Net charge-offs were $7.3 million and $20.5 million for the three and nine months ended September 30, 2016, compared to $4.0 million and $7.3 million for the same periods in 2015.

Our allowance for loan losses as a percentage of total loans decreased from 1.00% at December 31, 2015 to 0.73% at September 30, 2016, largely because the loans we acquired in conjunction with the Avenue merger were reflected at fair value at the acquisition date. Management believes the decrease in the allowance for loan losses as a percentage of total loans was supported by the credit quality in our loan portfolio despite increasing charge-offs related to automobile financing, which represents a small portion of the total portfolio. The overall methodology used to estimate the allowance for loan losses is consistent with the quarter ended June 30, 2016. For purchased loans (including those acquired in connection with our mergers), the allowance for loan losses subsequent to the acquisition date is consistent with that utilized for legacy Pinnacle Financial loans. Our accounting policy is to compare the computed allowance for loan losses on purchased loans to the remaining fair value adjustment at the individual loan level. If the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a provision for loan losses. Additional provisioning for purchased portfolios results from credit deterioration on the individual loan or from increased borrowings on loans and lines that existed as of the acquisition date.

Noninterest income increased by $10.3 million and $30.3 million during the three and nine months ended September 30, 2016, compared to the same periods in 2015. Income from equity method investment was $8.5 million and $23.3 million for the three and nine months ended September 30, 2016 compared to $5.3 million and $12.8 million in the same prior year periods. The increased investment in BHG (from 30% to 49%) made on March 1, 2016, impacted period to period comparison. Gains on mortgage loans sold increased $3.2 million and $7.4 million for the three and nine months ended September 30, 2016, respectively, over the same periods in the prior year due to continued strength in the local housing economy in many of our markets, the favorable interest rate environment, the addition of mortgage unit producers and the impact of our mortgage pipeline hedge contract. The remaining growth in noninterest income was primarily attributable to increased interchange revenues as well as increased production in our fee-based products such as investments, insurance and trust.

Noninterest expense increased by $18.4 million and $54.8 million during the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily as a result of increased salaries and employment benefits resulting from annual merit increases awarded in the first quarter of 2016, new hires resulting from our acquisitions of CapitalMark, Magna and Avenue as well as the overall increase in our associate base. Our associate base has expanded from 800.5 full-time equivalent employees at June 30, 2015 to 1,177.5 full-time equivalent employees at September 30, 2016.

During the three and nine months ended September 30, 2016, we recorded income tax expense of $16.3 million and $45.9 million, respectively.  Pinnacle Financial's effective tax rate for the nine months ended September 30, 2016 and 2015 of 33.5% and 33.1%, respectively, differs from the combined federal and state income tax statutory rate primarily due to investments in bank qualified municipal securities, our real estate investment trust, participation in the Community Investment Tax Credit program and bank-owned life insurance offset in part by limited deductibility of meals and entertainment expense.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 53.7% and 53.3% for the three and nine months ended September 30, 2016, compared to 54.0% and 52.7% for the same periods in 2015. Net income for the three and nine months ended September 30, 2016 was $32.4 million and $91.1 million, respectively, compared to $24.1 million and $68.7 million for the same periods in 2015.

Financial Condition. Net loans increased $1.7 billion, or 26.3%, during the nine months ended September 30, 2016, including $169.2 million purchased from a bank in the Memphis MSA and $944 million acquired as a result of the Avenue merger. Total deposits were $8.670 billion at September 30, 2016, compared to $6.971 billion at December 31, 2015, an increase of $1.7 billion. At September 30, 2016, our capital ratios, including our bank's capital ratios, exceeded those levels necessary to be considered well-capitalized under applicable regulatory guidelines.

From time to time we may be required to support the capital needs of Pinnacle Bank. At September 30, 2016, we had approximately $22.6 million of cash at the holding company, substantially all of which could be used to support our bank. During the first quarter of 2016, we established a revolving line of credit with another bank that can be utilized to provide additional capital support to Pinnacle Bank.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
The following is a summary of our results of operations (dollars in thousands, except per share data):

	Three months ended		2016 - 2015	Nine months ended		2016-2015
	September 30,		Percent	September 30,		Percent
	2016	2015	Increase	2016	2015	Increase
Interest income	$97,380	$67,192	44.9%	$262,116	$177,373	47.8%
Interest expense	10,745	5,133	109.3%	26,535	12,215	117.2%
Net interest income	86,635	62,059	39.6%	235,581	165,158	42.6%
Provision for loan losses	6,108	2,228	174.2%	15,282	3,729	309.8%
Net interest income after provision for loan losses	80,527	59,831	34.6%	220,299	161,429	36.5%
Noninterest income	31,692	21,410	48.0%	90,261	59,922	50.6%
Noninterest expense	63,526	45,107	40.8%	173,521	118,685	46.2%
Net income before income taxes	48,693	36,134	34.8%	137,039	102,666	33.5%
Income tax expense	16,316	11,985	36.1%	45,911	34,011	35.0%
Net income	$32,377	$24,149	34.1%	$91,128	$68,655	32.7%

Basic net income per common share	$0.71	$0.64	10.9%	$2.16	$1.91	13.1%

Diluted net income per common share	$0.71	$0.62	14.5%	$2.12	$1.86	14.0%

Net Interest Income.  Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $86.6 million and $235.6 million for the three and nine months ended September 30, 2016, an increase of $24.6 million and $70.4 million, respectively, from the levels recorded in the same periods of 2015. We were able to increase net interest income during the nine months ended September 30, 2016 compared to the same period in 2015 due primarily to our focus on growing our loan portfolio both organically and by acquisition. The amount of our average total loans for the nine months ended September 30, 2016 was 45.5% greater than average balances for the same period in 2015.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1,2)	$8,232,963	$90,090	4.43%	$5,690,246	$61,454	4.33%
Securities:
Taxable	1,010,090	5,012	1.97%	758,148	3,954	2.07%
Tax-exempt (2)	222,883	1,545	3.70%	167,358	1,417	4.49%
Federal funds sold and other	328,158	733	0.89%	229,032	367	0.64%
Total interest-earning assets	9,794,094	$97,380	3.98%	6,844,784	$67,192	3.93%
Nonearning assets
Intangible assets	590,348			325,053
Other nonearning assets	499,105			344,796
Total assets	$10,883,547			$7,514,633

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$1,437,196	$985	0.27%	$1,169,502	$656	0.22%
Savings and money market	3,808,388	4,003	0.42%	2,427,660	2,129	0.35%
Time	904,307	1,638	0.72%	611,608	802	0.52%
Total interest-bearing deposits	6,149,891	6,626	0.43%	4,208,770	3,587	0.34%
Securities sold under agreements to repurchase	87,067	51	0.23%	71,329	39	0.22%
Federal Home Loan Bank advances	583,724	1,280	0.87%	393,825	331	0.33%
Subordinated debt and other borrowings	266,934	2,788	4.15%	147,619	1,176	3.16%
Total interest-bearing liabilities	7,087,616	10,745	0.60%	4,821,543	5,133	0.42%
Noninterest-bearing deposits	2,304,533	-	-	1,689,599	-	-
Total deposits and interest-bearing liabilities	9,392,149	$10,745	0.46%	6,511,142	$5,133	0.31%
Other liabilities	48,958			17,166
Stockholders' equity	1,442,440			986,325
Total liabilities and stockholders' equity	$10,883,547			$7,514,633
Net interest income		$86,635			$62,059
Net interest spread (3)			3.38%			3.51%
Net interest margin (4)			3.60%			3.66%

1.	Average balances of nonaccrual loans are included in the above amounts.
2.	Yields based on the carrying value of tax exempt instruments are shown on a fully tax equivalent basis.
3.
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended September 30, 2016 would have been 3.53% compared to a net interest spread of 3.62% for the three months ended September 30, 2015.

4.	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1,2)	$7,327,519	$241,538	4.48%	$5,036,614	$161,246	4.33%
Securities:
Taxable	901,059	14,051	2.08%	689,105	10,859	2.11%
Tax-exempt (2)	196,340	4,481	4.09%	161,558	4,301	4.76%
Federal funds sold and other	303,996	2,046	0.90%	198,470	967	0.65%
Total interest-earning assets	8,728,914	$262,116	4.04%	6,085,747	$177,373	3.94%
Nonearning assets
Intangible assets	490,804			272,732
Other nonearning assets	465,156			292,317
Total assets	$9,684,874			$6,650,796

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$1,398,494	$2,820	0.27%	$1,091,866	$1,661	0.20%
Savings and money market	3,299,102	9,974	0.40%	2,126,761	5,027	0.32%
Time	743,882	3,820	0.69%	485,935	1,922	0.53%
Total interest-bearing deposits	5,441,478	16,614	0.41%	3,704,562	8,610	0.31%
Securities sold under agreements to repurchase	73,821	139	0.25%	66,414	100	0.20%
Federal Home Loan Bank advances	540,360	3,073	0.76%	357,981	775	0.29%
Subordinated debt and other borrowings	218,424	6,709	4.10%	134,943	2,730	2.71%
Total interest-bearing liabilities	6,274,083	26,535	0.56%	4,263,900	12,215	0.38%
Noninterest-bearing deposits	2,090,165	-	-	1,491,097	-	-
Total deposits and interest-bearing liabilities	8,364,248	$26,535	0.42%	5,754,997	$12,215	0.28%
Other liabilities	27,295			15,567
Stockholders' equity	1,293,331			880,232
Total liabilities and stockholders' equity	$9,684,874			$6,650,796
Net interest income		$235,581			$165,158
Net interest spread (3)			3.48%			3.56%
Net interest margin (4)			3.69%			3.70%

1.	Average balances of nonaccrual loans are included in the above amounts.
2.	Yields based on the carrying value of tax exempt instruments are shown on a fully tax equivalent basis.
3.
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the nine months ended September 30, 2016 would have been 3.62% compared to a net interest spread of 3.66% for the nine months ended September 30, 2015.

4.	Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended September 30, 2016 and 2015, our net interest margin was 3.60% and 3.66%, respectively. For the nine months ended September 30, 2016 and 2015, our net interest margin was 3.69% and 3.70%, respectively. In the fourth quarter of 2015, we experienced an increase in the Fed Funds rate, which, including the impact to other short-term notes, contributed to increased loan yields during the nine months ended September 30, 2016 with minimal impact to deposit costs.  The net interest margin for the three and nine months ended September 30, 2016 was also favorably impacted by the accretion of the fair value adjustment recorded on the recently acquired loan portfolios. Approximately, $4.7 million and $13.5 million of accretion income was recognized for the three and nine months ended September 30, 2016. We expect the net interest margin will be positively impacted by 15 – 20 basis points over the next several quarters resulting from the fair value marks associated with the CapitalMark and Magna acquisitions in 2015 and the Avenue acquisition in 2016. We also expect that we will incur increased funding costs. Additionally, loan pricing for creditworthy borrowers is very competitive in our markets and has continued to limit our ability to increase pricing on new and renewed loans over the last several quarters. We anticipate that this challenging competitive environment will continue throughout the remainder of 2016 and into 2017, particularly if short-term interest rates remain at historically low levels. These factors are likely to contribute to a decrease in our net interest margin in the fourth quarter of 2016 and throughout 2017 when compared to comparable prior year periods.

We continue to believe our net interest income should increase throughout the remainder of 2016 compared to 2015 due to an increase in average earning asset volumes, primarily loans, as a result of organic loan growth and our acquisition of Avenue. We anticipate funding these increased earning assets primarily by growing our core deposits, together with limited wholesale funding to fund the shortfall, if any, resulting from loan growth outpacing deposit growth.

Provision for Loan Losses.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount we believe is appropriate to adequately cover probable losses inherent in the loan portfolio. Our allowance for loan losses as a percentage of total loans decreased from 1.00% at December 31, 2015 to 0.73% at September 30, 2016, primarily as a result of our acquired loan portfolios being recorded at fair value upon acquisition.

As of September 30, 2016, net loans included a net fair value discount of $39.8 million. For the nine months ended September 30, 2016, the net fair value discount changed as follows:

	Accretable Yield	Nonaccretable Yield	Total
December 31, 2015	$(23,212)	$(4,143)	$(27,355)
Day 1 fair value adjustments	1,128	-	1,128
Acquisition	(27,036)	(812)	(27,848)
Year-to-date settlements	13,456	774	14,230
September 30, 2016	$(35,664)	$(4,181)	$(39,845)

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2016. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

The provision for loan losses amounted to $6.1 million and $15.3 million for the three and nine months ended September 30, 2016 compared to $2.2 million and $3.7 million for the three and nine months ended September 30, 2015. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs. Provision expense increased in the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 principally due to increased charge-offs realized in our consumer portfolio, primarily related to automobile loans.

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

The following is a summary of our noninterest income for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three months ended		2016-2015	Nine months ended		2016-2015
	September 30,		Percent	September 30,		Percent
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$3,778	$3,258	16.0%	$10,651	$9,246	15.2%
Investment services	2,592	2,526	2.6%	7,437	7,184	3.5%
Insurance sales commissions	1,233	1,103	11.8%	4,132	3,721	11.0%
Gains on mortgage loans sold, net	5,097	1,895	169.0%	12,886	5,488	134.8%
Gain on sale of investment securities, net	-	-	-	-	562	(100.0%)
Trust fees	1,523	1,437	6.0%	4,595	3,979	15.5%
Income from equity method investment	8,475	5,285	60.4%	23,267	12,752	82.4%
Other noninterest income:
Interchange and other consumer fees	6,464	4,964	30.2%	18,051	12,656	42.6%
Bank-owned life insurance	955	661	44.5%	2,595	1,834	41.5%
Loan swap fees	859	398	115.8%	3,370	1,491	126.0%
Other noninterest income	716	(117)	NM	3,276	1,009	224.7%
Total other noninterest income	8,994	5,906	52.3%	27,292	16,990	60.7%
Total noninterest income	$31,692	$21,410	48.0%	$90,260	59,922	50.6%

The increase in service charges on deposit accounts in the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three and nine months ended September 30, 2016, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, increased by $66,000 and $253,000 as compared to the three and nine months ended September 30, 2015. At September 30, 2016, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $2.1 billion in brokerage assets held with Raymond James Financial Services, Inc., compared to $1.7 billion at September 30, 2015. Revenues from the sale of insurance products by our insurance subsidiary for the three and nine months ended September 30, 2016 were approximately $1.2 million and $4.1 million, respectively, compared to $1.1 million and $3.7 million for the three and nine months ended September 30, 2015. Included in insurance revenues for the nine months ended September 30, 2016 was $475,000 of contingent income received based on 2015 sales production compared to $410,000 recorded in the same period in the prior year. Additionally, at September 30, 2016, our trust department was receiving fees on approximately $978.3 million of managed assets compared to $900.9 million at September 30, 2015. Trust fees for the nine months ended September 30, 2016 increased by 15.5% when compared to the same periods in 2015.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of residential mortgage loans. These mortgage fees are for loans originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $5.1 million and $12.9 million, respectively, for the three and nine months ended September 30, 2016 as compared to $1.9 million and $5.5 million, respectively, for the same periods in the prior year. The increase between the two periods is attributable to the strong economy in our markets, the continued low interest rate environment and additional personnel in our production unit at September 30, 2016 compared to September 30, 2015. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program. There is a strong positive correlation between the size of the mortgage pipeline and the value of this hedge. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly thru the income statement. Therefore, the size of the outstanding mortgage pipeline at any reporting period will directly impact the amount of revenue recorded for mortgage loans held for sale in any one period. During the third quarter of 2016, we realized an increase in the volume of loans included in the mortgage pipeline, and therefore recognized a gain on the change in the fair market value of the hedge. Decreases in the volume of loans included in the mortgage pipeline are likely to negatively impact the gains we recognize as a result of this program.

Income from equity-method investment is comprised of income from our equity-method investment in BHG, which was entered into during the first quarter of 2015 and was increased from 30% to 49% on March 1, 2016. Income from equity-method investment was $8.5 million and $23.3 million for the three and nine months ended September 30, 2016 compared to $5.3 million and $12.8 million for the same periods in the prior year. Income from our equity-method investment is reported net of amortization and accretion of fair value adjustments recorded as of the acquisition date. Amortization expense of $1.5 million and $2.4 million was included for the three and nine months ended September 30, 2016 compared to $600,000 and $1.6 million for the same periods in the prior year. Accretion income of $599,000 and $1.8 million was included in the three and nine months ended September 30, 2016. No accretion income was recorded in 2015. The income associated with this equity-method investment may fluctuate from period to period.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, and other items, including changes in the fair value of our other equity investments. Interchange revenues increased as a result of the number of cards being used as compared to the comparable periods in 2015. As we now exceed $10 billion in total assets, we expect to see a decline in interchange revenues beginning in the first quarter of 2017 due to the limits on interchange fees permitted under the Durbin Amendment of the Dodd-Frank Act.

Also included in other noninterest income are changes in the cash surrender value of bank-owned life insurance which was $955,000 and $2.6 million for the three and nine months ended September 30, 2016 compared to $661,000 and $1.8 million for the three and nine months ended September 30, 2015.  The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. Our investment in bank-owned life insurance increased by $294,000 and $761,000 during the three and nine months ended September 30, 2016 when compared to the same periods in 2015 due to our 2015 acquisitions of CapitalMark and Magna and our 2016 acquisition of Avenue. Also during the second quarter of 2016, Pinnacle received a settlement on a bank-owned life insurance policy reducing the asset balance by $969,000 and recorded a realized gain of $461,000. Loan swap fees are included in other noninterest income and increased by $461,000 and $1.9 million when compared to the three and nine months ended September 30, 2015 as a result of increase in market demand in the current rate environment.

In conjunction with the acquisition of Magna, Pinnacle Bank acquired a residential mortgage servicing portfolio which was recorded at fair value upon acquisition.  The residential mortgage servicing portfolio was recorded at $6.4 million as of December 31, 2015, net of related amortization.  During the first quarter of 2016, Pinnacle Bank sold the mortgage servicing rights associated with the $830 million Fannie Mae portfolio for $6.6 million, net of associated costs to sell.  Approximately $241,000 was recorded as other income in the first quarter of 2016 as a result of the sale. On October 31, 2016, Pinnacle Bank exited the residential mortgage servicing business.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is a summary of our noninterest expense for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,		2016-2015 Percent	Nine months ended September 30,		2016-2015 Percent
	2016	2015	Increase	2016	2015	Increase
Noninterest expense:
Salaries and employee benefits:
Salaries	$22,255	$16,298	36.6%	$60,853	$42,590	42.9%
Commissions	1,537	1,458	5.4%	4,455	4,229	5.3%
Cash and equity incentives	5,657	5,537	2.2%	19,421	16,323	19.0%
Employee benefits and other	6,605	4,453	48.3%	18,096	11,909	52.0%
Total salaries and employee benefits	36,054	27,746	29.9%	102,825	75,051	37.0%
Equipment and occupancy	9,401	6,933	35.6%	25,844	18,857	37.1%
Other real estate expense	17	(686)	NM	352	(405)	NM
Marketing and business development	1,350	1,252	7.8%	4,151	3,398	22.1%
Postage and supplies	922	795	15.9%	2,929	2,176	34.6%
Amortization of intangibles	1,425	603	136.5%	3,145	1,057	197.4%
Merger-related charges	5,673	2,249	152.3%	8,482	2,308	267.6%
Other noninterest expense	8,685	6,215	39.7%	25,794	16,243	58.8%
Total noninterest expense	$63,527	$45,107	40.8%	$173,522	$118,685	46.2%

Total salaries and employee benefits expenses increased approximately $27.8 million for the first nine months of 2016 over the same period in 2015. The increase in salaries is primarily the result of our annual salary increases being effective January 1 as well as the overall increase in our associate base. Our associate base has grown from 800.5 full-time equivalent employees at June 30, 2015 to 1,177.5 full-time equivalent employees at September 30, 2016, primarily resulting from our acquisitions of CapitalMark, Magna and Avenue. We expect salary expenses will continue to rise as we continue to hire more experienced bankers throughout our expanded footprint. Moreover, as we increase in size and now exceed $10 billion in total assets, we also expect our compliance costs, FDIC insurance assessment expense and salaries and benefits costs to increase.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan and all of our associates participate in our equity compensation plans, with the exception of associates who joined our team in the current year as the result of an acquisition. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold, a revenue component and a targeted level of earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. We are currently accruing incentive costs for the cash incentive plan in 2016 at 85% of targeted awards.

Under our equity incentive plans, we provide a broad-based equity incentive program for all associates utilizing restricted share awards and for certain of our associates performance unit awards. We believe that equity incentives provide a vehicle for all associates to become meaningful stockholders of Pinnacle Financial over an extended period of time and create a stockholder-centric culture throughout our organization. We expect that compensation expense associated with equity awards for the remainder of 2016 will continue to increase when compared to comparable periods in 2015 as a result of the new associates we have already hired in 2016 and our intention to hire additional experienced financial advisors throughout the remainder of 2016.

Equipment and occupancy expenses for the three and nine months ended September 30, 2016, increased $2.5 million and $7.0 million, respectively, as compared to the same periods in the prior year primarily due to our acquisitions of CapitalMark, Magna and Avenue. An additional location will be open or under construction in each of our primary markets before the end of 2016. We expect to supplement our retail network with the construction of a new retail office in each of  the Chattanooga, Knoxville and Memphis markets each year for the next few years. In future periods, these expansions will lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense.

At September 30, 2016, we had $5.6 million in OREO assets compared to $5.1 million at December 31, 2015. We recognized other real estate expense of $17,000 and $352,000 for the three and nine months ended September 30, 2016, respectively, compared to a benefit of $686,000 and $405,000 for the same periods in the prior year. Other real estate expense includes realized gains and losses on dispositions and holding losses due to reduced valuations of OREO properties as well as carrying costs to maintain or improve the properties.

Intangible amortization expense was $1.4 million and $3.1 million for the three and nine months ended September 30, 2016 compared to $603,000 and $1.1 million for the same periods in 2015.  The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives:

	Year Acquired	Initial Valuation (in millions)	Amortizable Life (in years)
Core Deposit Intangible:
Mid-America	2007	$9.5	10
CapitalMark	2015	6.2	7
Magna	2015	3.2	6
Avenue	2016	8.8	7
Book of Business Intangible:
Miller Loughry Beach	2008	1.3	20
CapitalMark Trust Department	2015	0.3	16

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense on these intangible assets is estimated to approximate between $1.1 million and $4.8 million per year for each of the next five years with lesser amounts for the remaining amortization period.

During the three and nine months ended September 30, 2016, merger related charges of $5.7 million and $8.5 million were incurred associated with our acquisitions as compared to $2.2 million and $2.3 million during the comparable periods in 2015. Merger expense for the three and nine months ended September 30, 2016, includes legal costs incurred associated with the Avenue merger to defend ourselves and Avenue's directors in a shareholder suit as well as investigation and other legal costs associated with a former director's alleged improper trading in Avenue common stock. Merger expense for the three and nine months ended September 30, 2016 and 2015, also includes the costs of technical conversions which were completed in the fourth quarter of 2015 for Magna, in the first quarter of 2016 for CapitalMark and in the third quarter of 2016 for Avenue. Associate related expenses such as retention bonuses are also included in these expenses. We expect future merger-related charges will decrease during the fourth quarter of 2016 and primarily be limited to the remaining retention bonuses earned by Avenue associates.

Total other noninterest expenses increased by $2.5 million and $9.5 million during the three and nine months ended September 30, 2016 when compared to the same periods in 2015. The increase is attributable to a variety of factors, including increased directors fees, franchise tax expense, and regulatory and audit fees.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 53.7% and 53.3% for the three and nine months ended September 30, 2016 compared to 54.0% and 52.7% for the three and nine months ended September 30, 2015. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the quarter and year-to-date periods ended September 30, 2016 was negatively impacted by merger-related charges.

Income Taxes.  During the three and nine months ended September 30, 2016, we recorded income tax expense of $16.3 million and $45.9 million compared to $12.0 million and $34.0 million for the three and nine months ended September 30, 2015. Our income tax expense for the year-to-date period ended September 30, 2016 reflects an effective income tax rate of 33.5% compared to 33.1% for the year-to-date period ended September 30, 2015.  Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, our real estate investment trust, participation in the Community Investment Tax Credit program and bank-owned life insurance offset in part by limited deductibility of meals and entertainment expense.

Financial Condition

Our consolidated balance sheet at September 30, 2016 reflects an increase in total loans outstanding to $8.241 billion at September 30, 2016 compared to $6.543 billion at December 31, 2015. Total deposits increased by $1.7 billion between December 31, 2015 and September 30, 2016. Total assets were $10.978 billion at September 30, 2016 compared to $8.715 billion at December 31, 2015. We completed the acquisition of Avenue on July 1, 2016 and acquired net assets, preliminarily fair valued at $81.7 million, including $952.5 million in loans and deposits valued at $968.7 million.

Loans.  The composition of loans at September 30, 2016 and at December 31, 2015 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$2,991,940	36.3%	$2,275,483	34.8%
Consumer real estate – mortgage	1,185,966	14.4%	1,046,517	16.0%
Construction and land development	930,230	11.3%	747,697	11.4%
Commercial and industrial	2,873,643	34.9%	2,228,542	34.1%
Consumer and other	259,241	3.1%	244,996	3.7%
Total loans	$8,241,020	100.0%	$6,543,235	100.0%

At September 30, 2016, our loan portfolio composition remained relatively consistent with the composition at December 31, 2015. The commercial real estate – mortgage category includes owner-occupied commercial real estate loans which are similar in many ways to our commercial and industrial lending since these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. At September 30, 2016, approximately 42.0% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Growth in the construction and development loan segment reflects the development of the local economies in which we participate and is diversified between commercial, residential and land.

The following table classifies our fixed and variable rate loans at September 30, 2016 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at September 30, 2016			Percentage
	Fixed	Variable		At September 30,
	Rates	Rates	Totals	2016
Based on contractual maturity:
Due within one year	$343,572	$1,407,909	$1,751,481	21.3%
Due in one year to five years	2,055,146	1,736,476	3,791,622	46.0%
Due after five years	1,012,827	1,685,090	2,697,917	32.7%
Totals	$3,411,545	$4,829,475	$8,241,020	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$1,880,908	$1,880,908	22.8%
Due within one year	343,572	2,563,233	2,906,805	35.3%
Due in one year to five years	2,055,146	305,613	2,360,759	28.6%
Due after five years	1,012,827	79,721	1,092,548	13.3%
Totals	$3,411,545	$4,829,475	$8,241,020	100.0%

The above information does not consider the impact of scheduled principal payments.

(*) Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Interest rate floors are currently in effect on approximately $315.8 million of our daily floating rate loan portfolio and on approximately $326.0 million of the remaining variable rate loan portfolio at varying maturities.  The weighted average rate of the floors for the daily floating rate portfolio is 4.54% compared to the average coupon of 3.72% for this portfolio. The weighted average rate of the floors for the remaining variable rate portfolio is 4.41% compared to the average coupon rate of 3.63% for this portfolio.  As a result, interest income on these loans will not adjust until the contractual rate on the underlying loan exceeds the interest rate floor.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30,	December 31,
Accruing loans past due 30 to 89 days:	2016	2015
Commercial real estate – mortgage	$227	$-
Consumer real estate – mortgage	8,119	6,380
Construction and land development	-	309
Commercial and industrial	2,751	4,798
Consumer and other	6,739	6,721
Total accruing loans past due 30 to 89 days	$17,836	$18,208

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$-	$-
Consumer real estate – mortgage	1,463	1,396
Construction and land development	-	-
Commercial and industrial	1	-
Consumer and other	629	373
Total accruing loans past due 90 days or more	$2,093	$1,769

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.22%	0.28%
Accruing loans past due 90 days or more as a percentage of total loans	0.03%	0.03%
Total accruing loans in past due status as a percentage of total loans	0.24%	0.31%

Potential Problem Loans.  Potential problem loans, which are not included in nonperforming assets, amounted to approximately $93.2 million or 1.1% of total loans at September 30, 2016 compared to $105.0 million or 1.6% of total loans at December 31, 2015. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. No potential problem loans were past due at least 30 days but less than 90 days as of September 30, 2016.

Nonperforming Assets and Troubled Debt Restructurings.  At September 30, 2016, we had $34.1 million in nonperforming assets compared to $36.4 million at December 31, 2015. Included in nonperforming assets were $28.5 million in nonaccrual loans,  $5.6 million in OREO and $67,000 in other repossessed assets at September 30, 2016 and $29.4 million in nonaccrual loans,  $5.1 million in OREO and $1.9 million of other repossessed assets at December 31, 2015. At September 30, 2016 and December 31, 2015, there were $8.5 million and $8.1 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

Allowance for Loan Losses (allowance).   We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio. As of September 30, 2016 and December 31, 2015, our allowance for loan losses was approximately $60.2 million and $65.4 million, respectively, which our management deemed to be adequate at each of the respective dates. Purchased loans were recorded at fair value upon acquisition with an aggregate balance of $2.3 billion and an aggregate fair value adjustment of $61.2 million of which $6.1 million was attributable to purchase credit impaired loans and will not be accreted into income. At September 30, 2016, the remaining fair value adjustment associated with these loans is $39.8 million, of which $4.2 million is attributable to purchase credit impaired loans. These loans are subject to the same allowance methodology as our legacy portfolio.  The calculated allowance is compared to the remaining fair value discount, on a loan-by-loan basis, to determine if additional provisioning should be recognized.  At September 30, 2016, we had an allowance for loan losses on purchased loans of $3.3 million resulting from either additional draws on purchased loans or from credit deterioration, compared to an allowance for loan losses on purchased loans of $3.2 million at December 31, 2015. The judgments and estimates associated with our allowance determination are described under Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table sets forth, based on management's best estimate, the allocation of the allowance to categories of loans as well as the unallocated portion as of September 30, 2016 and December 31, 2015 and the percentage of loans in each category to total loans (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$14,030	36.3%	$15,513	34.8%
Consumer real estate - mortgage	6,894	14.4%	7,220	16.0%
Construction and land development	3,896	11.3%	2,903	11.4%
Commercial and industrial	23,557	34.9%	23,643	34.1%
Consumer and other	11,084	3.1%	15,616	3.7%
Unallocated	788	NA	537	NA
Total allowance for loan losses	$60,249	100.0%	$65,432	100.0%

The following is a summary of changes in the allowance for loan losses for the year-to-date period ended September 30, 2016 and for the year ended December 31, 2015 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$61,412	$65,572	$65,432	$67,359
Provision for loan losses	6,108	2,228	15,282	3,729
Charged-off loans:
Commercial real estate – mortgage	(80)	-	(276)	(349)
Consumer real estate – mortgage	(336)	2	(714)	(227)
Construction and land development	(231)	-	(231)	(126)
Commercial and industrial	(3,165)	(403)	(5,408)	(1,372)
Consumer and other loans	(5,072)	(5,233)	(18,627)	(9,658)
Total charged-off loans	(8,884)	(5,634)	(25,256)	(11,732)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	11	8	203	19
Consumer real estate – mortgage	67	266	223	451
Construction and land development	434	363	540	1,301
Commercial and industrial	233	224	1,848	1,480
Consumer and other loans	868	731	1,977	1,151
Total recoveries of previously charged-off loans	1,613	1,592	4,791	4,402
Net charge-offs	(7,271)	(4,042)	(20,465)	(7,330)
Balance at end of period	$60,249	$63,758	$60,249	$63,758
Ratio of allowance for loan losses to total loans outstanding at end of period	0.73%	1.01%	0.73%	1.01%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.38%	0.32%	0.37%	0.19%

(1)	Net charge-offs for the year-to-date period ended September 30, 2016 have been annualized.

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

Investments.  Our investment portfolio, consisting primarily of U.S. Treasuries, Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $1.250 billion and $966.4 million at September 30, 2016 and December 31, 2015, respectively. Investments preliminarily fair valued at $162.0 million were acquired in connection with our acquisition of Avenue. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at September 30, 2016 and December 31, 2015 follows:
	September 30, 2016	December 31, 2015
Weighted average life	4.08 years	4.90 years
Effective duration	2.75%	3.04%
Weighted average coupon	2.95%	3.04%
Tax equivalent yield	2.29%	2.45%

Deposits and Other Borrowings. We had approximately $8.670 billion of deposits at September 30, 2016 compared to $6.971 billion at December 31, 2015. Deposits preliminarily fair valued at $968.7 million were acquired in connection with our acquisition of Avenue. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the securities the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $84.3 million at September 30, 2016 and $79.1 million at December 31, 2015. Additionally, at September 30, 2016 and December 31, 2015, Pinnacle Bank had borrowed $382.3 million and $300.3 million, respectively, in advances from the FHLB. At September 30, 2016, Pinnacle Bank had approximately $1.022 billion in additional availability with the FHLB. We also utilize brokered deposit markets to supplement our liquidity as well as accessing debt markets from time to time.

Generally, we have classified our funding base as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations greater than $250,000. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other funding and the percentage of each type to the total at September 30, 2016 and December 31, 2015 (dollars in thousands):
	September 30,		December 31,
	2016	Percent	2015	Percent
Core funding:
Noninterest-bearing deposit accounts	$2,369,225	25.2%	$1,889,865	25.2%
Interest-bearing demand accounts	1,550,457	16.5%	1,355,405	18.1%
Savings and money market accounts	3,280,342	34.9%	2,683,046	35.8%
Time deposit accounts less than $250,000	514,528	5.5%	404,494	5.4%
Total core funding	7,714,552	82.1%	6,332,810	84.5%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits (1)	24,903	0.3%	34,144	0.5%
Reciprocating money market accounts (1)	554,428	5.9%	318,905	4.3%
Reciprocating time deposits(1)	60,779	0.6%	50,203	0.7%
Other time deposits	169,658	1.8%	228,064	3.0%
Securities sold under agreements to repurchase	84,317	0.9%	79,084	1.1%
Total relationship based non-core funding	894,085	9.5%	710,400	9.5%
Wholesale funding:
Brokered deposits	145,826	1.5%	7,288	0.1%
Federal Home Loan Bank advances	382,338	4.1%	300,305	4.0%
Subordinated debt - Pinnacle Bank	180,031	1.9%	60,000	0.8%
Subordinated debt- Pinnacle Financial	82,476	0.9%	82,476	1.1%
Total wholesale funding	790,671	8.4%	450,069	6.0%
Total non-core funding	1,684,756	17.9%	1,160,469	15.5%
Totals	$9,399,308	100.0%	$7,493,279	100.0%

(1) The reciprocating categories consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies impose limits on the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  At September 30, 2016 and December 31, 2015, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding decreased from 84.5% at December 31, 2015 to 82.1% at September 30, 2016, primarily as a result of our increased borrowing from the FHLB, subordinated debt markets and use of brokered deposits.

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

The amount of time deposits as of September 30, 2016 amounted to $890.8 million.  The following table shows our time deposits in denominations of $100,000 and less and in denominations greater than $100,000 by category based on time remaining until maturity and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$53,458	0.71%
Over three but less than six months	62,404	0.76%
Over six but less than twelve months	65,189	0.77%
Over twelve months	66,038	1.17%
	$247,089	0.86%
Denominations $100,000 and greater
Three months or less	$224,037	0.63%
Over three but less than six months	150,190	0.73%
Over six but less than twelve months	132,103	0.86%
Over twelve months	137,372	1.33%
	$643,702	0.85%
Totals	$890,791	0.85%

Subordinated debt and other borrowings.  We have four wholly-owned subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust's common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and using the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by ourselves.  The sole assets of the Trusts are the Subordinated Debentures.  At September 30, 2016, our $2,476,000 investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82,476,000 obligation is reflected as subordinated debt.

	Date Established	Maturity	Common Securities	Subordinated Debentures	Floating Interest Rate	Interest Rate at September 30, 2016
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.65%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	2.24%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	2.49%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.70%

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

The Trust Preferred Securities may be redeemed prior to maturity at our option.  The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Subordinated Debentures, (2) interest payable by the parent company on the Subordinated Debentures becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the trust preferred securities as "Tier 1 capital" under the Federal Reserve capital adequacy guidelines. Under current Federal Reserve regulations, the trust preferred securities qualify as Tier 1 capital.  The Federal Reserve published final Basel III capital regulations in June 2013 which continued the treatment of trust preferred securities as Tier 1 capital for holding companies under $15.0 billion in assets issued prior to May 19, 2020. Based on such regulations, we believe these trust preferred securities will continue to qualify as Tier 1 capital in the event our total assets exceed $15 billion in assets.

On July 30, 2015, Pinnacle Bank issued $60.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes due 2025 (Notes) in a private placement transaction to institutional investors. On March 10, 2016, Pinnacle Bank issued an additional $70.0 million in aggregate principal amount of the Notes. The Notes issued on March 10, 2016 were priced at 99.023% of the principal amount per note, for an effective interest rate of 5.125%. The maturity date of the Notes is July 30, 2025, although Pinnacle Bank may redeem some or all of the Notes beginning on the interest payment date of July 30, 2020 and on any interest payment date thereafter at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to the date of redemption, subject to the prior approval of the FDIC. Pinnacle Bank may redeem the Notes at any time upon the occurence of certain tax events, capital events or investment company events.

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
The sale of the Notes on June 30, 2015 yielded net proceeds of $59 million after deducting the placement agents' fees and expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the June 30, 2015 offering, together with available cash, to pay the cash portion of the merger consideration payable to the shareholders of CapitalMark and Magna in connection with those mergers, to pay the amounts necessary to redeem the preferred shares that each of CapitalMark and Magna had issued to the United States Department of the Treasury in connection with their participation in the Treasury's Small Business Lending Fund and for general corporate purposes. The sale of the Notes on March 10, 2016 yielded net proceeds of approximately $68.4 million after deducting the initial purchasers' discount and expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the March 1, 2016 offering for general corporate purposes, (including the repayment of short term borrowings of Pinnacle Bank used to pay a portion of the cash portion of the purchase price for the additional equity interests of BHG acquired by Pinnacle Bank on March 1, 2016).

In addition, upon consummation of the Avenue Merger, Pinnacle Financial assumed Avenue's obligations under its outstanding $20.0 million subordinated notes issued in December 2014 that mature in December 2024.  The Avenue Subordinated Notes bear interest at a rate of 6.75% per annum until January 1, 2020 and may not be redeemed prior to such date.  Beginning on January 1, 2020, if not redeemed on such date, the Avenue Subordinated Notes will bear interest at a floating rate equal to the three-month LIBOR determined on the determination date of the applicable interest period plus 4.95%. Interest on the Avenue Subordinated Notes is payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, through December 29, 2024 or the earlier date of redemption of all the Avenue Subordinated Notes. The Avenue Subordinated Notes are not subject to redemption at the option of the holders. These notes qualify as Tier 2 capital. These Avenue Subordinated Notes were recorded at fair value as of the acquisition date, and included a discount of $2.7 million, which will be accreted over the life of these notes.
On March 29, 2016, Pinnacle Financial entered into a revolving credit facility with a bank for borrowings of up to $75 million under a loan agreement Pinnacle Financial entered into with the bank (the "Loan Agreement"). Borrowings under the revolving credit facility have been used to fund the cash portion of the purchase price of the Avenue merger and to make capital contributions to Pinnacle Bank. Future borrowings may be used for general corporate purposes including to fund capital contributions to Pinnacle Bank. Pinnacle Financial's borrowings under the Loan Agreement bear interest at a rate equal to 2.25% plus the greater of (i) zero percent (0%) and (ii) the one-month LIBOR rate quoted by the lender. The Loan Agreement also requires Pinnacle Financial to pay a quarterly fee equal to 0.35% per annum on the average daily unused amount of the revolving credit facility. As of September 30, 2016, $30.0 million was outstanding under the Loan Agreement. During October 2016, Pinnacle Financial borrowed $27.0 million under the Loan Agreement and contributed those funds to Pinnacle Bank effective as of September 30, 2016.

Capital Resources.  At September 30, 2016 and December 31, 2015, our stockholders' equity amounted to $1.5 billion and $1.2 billion, respectively, an increase of approximately $320.0 million. Approximately $39.7 million of this increase is attributable to equity issued in connection with our supplemental investment in BHG and $182.5 million attributable to equity issued in connection with our acquisition of Avenue. The remaining increase is attributable to net income, equity compensation and changes in our other comprehensive income.

Dividends.   Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of Pinnacle Bank's retained net profits for that year plus the retained net profits for the preceding two years.  During the nine months ended September 30, 2016, Pinnacle Bank paid dividends of $20.0 million to us which is within the foregoing limits.

During the nine months ended September 30, 2016, we paid $18.2 million in dividends to common shareholders. On October 18, 2016, our Board of Directors declared a $0.14 per share quarterly cash dividend to common shareholders which should approximate $6.4 million in aggregate dividend payments that will be paid on November 25, 2016 to common shareholders of record as of the close of business on November 4, 2016. The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

Earnings simulation model. We believe interest rate risk is best measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have policy guidelines for our earnings at risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. For changes up or down in rates from management's flat interest rate forecast over the next twelve months,  management establishes policy limits in the decline in net interest income for the following scenarios:

·	- 10.0% for a gradual change of 400 points; -20.0% for an instantaneous change of 400 basis points
·	- 7.5% for a gradual change of 300 points; - 15.0% for an instantaneous change of 300 basis points
·	- 5.0% for a gradual change of 200 points; - 10.0% for an instantaneous change of 200 basis points
·	- 2.5% for a gradual change of 100 points; - 5.0% for an instantaneous change of 100 basis points

At September 30, 2016, our earnings simulation model indicated we were in compliance with our policies for both the gradual and instantaneous interest rate changes.

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

At September 30, 2016, our EVE model indicated we were in compliance with our policies noted above.  However, our policies provide that during certain interest rate cycles, the down basis point rate changes may not be particularly significant given the current slope of the yield curve.  Accordingly, we have currently suspended the calculation of the down rate scenarios for EVE measurement for the down 200, down 300 and down 400 scenarios.

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

Based on information gathered from these various modeling scenarios, management believes that at September 30, 2016, our balance sheet would likely be asset sensitive.

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and the firm's conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers an initial rise in short-term interest rates in late-2016 with another one to two increases in the latter half of 2017. The firm's "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous benchmarks.  As a result and in preparing for an eventual rise in interest rates, we have implemented the following strategies:

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

·
Participated in interest rate swaps whereby our customers pay a fixed rate which we remit to our counterparty while we receive in return a floating rate on these commercial loans.  These loans amounted to approximately $1.3 billion at September 30, 2016.  Floating rate loans promote an asset sensitive balance sheet.

·
Reduced the amount of "in the money" rate floors attached to floating and variable rate commercial loans from $1.100 billion at December 31, 2013 to $641.7 million as of September 30, 2016 thus promoting a more asset sensitive balance sheet over time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We maintain a minimum liquid asset balance to ensure our ability to meet our obligations. The size of the minimum liquid asset balance is determined through severe liquidity stress testing. At September 30, 2016, we were in compliance with our liquidity coverage ratio.

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

Pinnacle Bank is a member of the FHLB.  As a result, our bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Additionally, Pinnacle Financial recognized a discount on FHLB advances in conjunction with its acquisitions. The remaining discount was $112,000 at September 30, 2016.   Under the borrowing agreements with the FHLB, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At September 30, 2016, our bank had received advances from the FHLB totaling $382.2 million at the following rates and maturities (dollars in thousands):

Scheduled Maturities	Amount	Interest Rates(1)
2016	$235,000	0.60%
2017	133,000	0.78%
2018	14,003	1.29%
2019	-	0.00%
2020	195	2.25%
Thereafter	28	2.75%
Total	$382,226
Weighted average interest rate		0.69%

(1) Some FHLB advances include variable interest rates and could increase in the future.  The table reflects rates in effect as of September 30, 2016.

Our bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $140.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month.  There were no outstanding borrowings at September 30, 2016, or during the quarter then ended under these agreements. Our bank also has approximately $1.8 billion in available Federal Reserve discount window lines of credit.

At September 30, 2016, excluding reciprocating time deposits issued through the CDARS network, we had $145.8 million of brokered certificates of deposit. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities. Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will not represent a significant percentage of our total funding as we seek to maintain a significant portion of our funding in the form of core deposits.

In regards to capital expenditures, we expect an additional location will be open or under construction in each of our markets before the end of 2016. Additionally, we plan to supplement our retail network with the construction of a new retail office in the Chattanooga, Knoxville and Memphis markets each year for the next few years. In future periods, these expansions will lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Industry regulators have defined additional liquidity guidelines, through the issuance of the Basel III Liquidity Coverage Ratio (LCR) and the Modified LCR, for banking institutions greater than $250 billion in assets, and $50 billion in assets respectively, in the United States. These regulatory guidelines became effective January 2015 with phase in over subsequent years and will require these large institutions to follow prescriptive guidance in determining an absolute level of a high quality liquid asset (HQLA) buffer that must be maintained on their balance sheets in order to withstand a potential liquidity crisis event. Although Pinnacle follows the principles outlined in the Interagency Policy Statement on Liquidity Risk Management, issued March 2010, to determine its HQLA buffer, Pinnacle is not currently subject to these regulations. However, these formulas could eventually be imposed on smaller banks, such as Pinnacle Bank, and require an increase in the absolute level of liquidity on our balance sheet, which could result in lower net interest margins for us in future periods.

Off-Balance Sheet Arrangements.  At September 30, 2016, we had outstanding standby letters of credit of $121.2 million and unfunded loan commitments outstanding of $3.0 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (the ASU), which introduces the current expected credit losses methodology. Among other things, the ASU requires the measurement of all expected credit losses for financial assets, including loans and available-for-sale debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model will require institutions to calculate all probable and estimable losses that are expected to be incurred through the loan's entire life. ASU 2016-13 also requires the allowance for credit losses for purchased financial assets with credit deterioration since origination to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as credit loss expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective. The amendments are effective for fiscal years beginning after December 15, 2020. Early application will be permitted for fiscal years beginning after December 15, 2018. Pinnacle Financial is currently assessing the impact of the new guidance on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15 Statement of Cash Flows (Topic 230) intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The guidance is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. Pinnacle Financial is currently evaluating the impact of the new guidance on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 43 through 64 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

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

On October 18, 2016, the parties to the Bushansky litigation entered into a settlement agreement regarding the litigation and in connection therewith have agreed on a Stipulation of Settlement, a Proposed Order on Notice and Scheduling, a Proposed Notice to class members, and a Proposed Final Order and those documents have been submitted to the Business Court for its approval. In connection with the settlement, the parties have agreed on an amount of attorneys' fees and expenses, $300,000, that the plaintiff's counsel will request from the Business Court and to which the defendants will not object. This amount has been reflected in the September 30, 2016 statement of financial position and income statement for the three and nine months ended September 30, 2016. The proposed settlement is conditioned upon, among other things, preliminary approval by the Business Court, as well as final approval of the proposed settlement after notice is given to Avenue's shareholders. Pinnacle Financial believes the claims asserted in the Bushansky action are without merit but has entered into the settlement to avoid the costs, risks and uncertainties inherent in litigation. There can be no assurance that the Business Court will approve the settlement in all respects and if the Business Court does not approve the proposed settlement, the proposed settlement as contemplated by the Stipulation of Settlement and memorandum of understanding the parties entered into in June 2016 could become void.

ITEM 1A.  RISK FACTORS

Except as set forth below there have been no material changes to the risk factors included in "Item 1A Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015:

If the federal funds and interbank funding rates remain at current extremely low levels, our net interest margin, and consequently our net earnings, may be negatively impacted.

Because of significant competitive pressures in our market and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors' federal funds rate or the London Interbank Offered Rate (LIBOR) (both of which are at extremely low levels as a result of current economic conditions), our net interest margin may be negatively impacted if these rates remain at their extremely low levels. In December 2015, the Federal Reserve Board of Governors raised the target range for the federal funds rate from 0% to 0.25% to 0.50%, and in September 2016, it reaffirmed this target range. As interest rates change, we expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this "gap" may work against us, and our earnings may be negatively affected. During 2015 and the first three quarters of 2016, and in anticipation of expected additional increases in short term interest rates that we anticipated would occur in the second half of 2016, we reduced the amount of variable rate loans with interest rate floors by approximately $447 million. We believe that the reduction in the amount of variable rate loans with interest rate floors should better position our balance sheet for a rising rate environment. In the event that short-term interest rates don't continue to rise in late 2016 or early 2017, or those rates rise more slowly than we are anticipating, our efforts to transition our balance sheet to a more asset sensitive position may negatively impact our results of operations as we may earn less interest on these loans than we would have had we maintained these loan floors.

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

We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders, and land subdividers. These industries experienced adversity during 2008 through 2010 as a result of sluggish economic conditions, and, as a result, an increased level of borrowers in these industries were unable to perform under their loan agreements with us, or suffered loan downgrades which negatively impacted our results of operations. If the economic environment in our markets weakens in late 2016 or beyond, these industry concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our earnings to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At September 30, 2016, our commercial and industrial loans accounted for almost 34.9% of our total loans, up from 34.1% at December 31, 2015. Additionally, approximately, 15.2% of our loans at September 30, 2016 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses' real estate. We expect to seek to expand the amount of such loans in our portfolio during the remainder of 2016 and in 2017. During periods of lower economic growth like those we have experienced in recent years, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

As a result of our acquisitions of Avenue, Magna and CapitalMark over the last eighteen months, and our strong organic growth in our legacy markets, our level of commercial real estate loans has increased markedly from approximately 190% of risk-based capital as of December 31, 2014 to approximately 265% of risk-based capital as of September 30, 2016. Though we currently operate within the federal banking regulatory agencies' guidelines on the amount of these types of loans that a bank is encouraged to hold, and we don't anticipate exceeding these levels for a material length of time, there may be short-term periods when our levels of these loans exceed these guidelines.

The percentage of real estate construction and development loans in Pinnacle Bank's portfolio was approximately 11.3% of total loans at September 30, 2016. These loans make up approximately 22.3% of our non-performing loans at September 30, 2016. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. Should we experience the return of these adverse economic and real estate market conditions we may again experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

Despite recent acquisitions we have made, we remain principally geographically concentrated in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and changes in local economic conditions impact our profitability.

Prior to our acquisitions of CapitalMark and Magna, we operated primarily in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and most of our borrowers, depositors and other customers lived or had operations in these areas. With our acquisitions of CapitalMark and Magna, we have increased our presence in the Knoxville MSA and expanded our operations into the Chattanooga, Tennessee – Georgia MSA and surrounding counties and the Memphis, Tennessee – Mississippi – Arkansas MSA, but the significant majority of our borrowers remain situated in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and our recent acquisition of Avenue has further increased the number of borrowers we have in the Nashville, Tennessee MSA. Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets (particularly the Nashville, Tennessee MSA), along with the continued attraction of business ventures to these areas, and our profitability is impacted by the changes in general economic conditions in these markets. We cannot assure you that economic conditions, including loan demand, in our markets will not deteriorate during the remainder of 2016 or thereafter, and upon any deterioration, we may not be able to grow our loan portfolio in line with our expectations, the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

Even with our acquisitions of CapitalMark and Magna and our subsequent hiring of additional associates in the Chattanooga, Tennessee – Georgia MSA and surrounding counties and the Memphis, Tennessee – Mississippi – Arkansas MSA, compared to regional or national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies as we remain dependent on the economic environment within the State of Tennessee. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market areas if they do occur.

Our acquisitions and future expansion may result in additional risks.

In 2015, we completed the acquisitions of CapitalMark and Magna, and on July 1, 2016, we completed the acquisition of Avenue. We expect to continue to expand in our current markets and in select high-growth markets located outside of Tennessee in the southeastern portion of the United States through additional branches and also may consider expansion within these markets through additional acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including:

Management of Growth. We may be unable to successfully:
·	maintain loan quality in the context of significant loan growth;
·	identify and expand into suitable markets;
·	obtain regulatory and other approvals;
·	identify and acquire suitable sites for new banking offices;
·	attract sufficient deposits and capital to fund anticipated loan growth;
·	maintain adequate common equity and regulatory capital;
·	avoid diversion or disruption of our existing operations or management as well as those of the acquired institution;
·	maintain adequate management personnel and systems to oversee such growth;
·	maintain adequate internal audit, loan review and compliance functions; and
·	implement additional policies, procedures and operating systems required to support such growth.
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

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans (including those we acquired in our recently completed acquisitions) identification of additional problem loans, accounting rule changes (like those related to the Financial Accounting Standards Board's rules regarding accounting for current expected credit losses) and other factors, both within and outside of our management's control. These additions may require increased provision expense which would negatively impact our results of operations.

We may not be able to successfully integrate the businesses we recently acquired or to realize the anticipated benefits of the acquisitions.

We are still in the process of integrating the businesses we recently acquired. A successful integration of these businesses with ours will depend substantially on our ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our business with the businesses we recently acquired without encountering difficulties, such as:
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
Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of these businesses.

Further, we acquired these businesses with the expectation that these acquisitions will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of these acquisitions is subject to a number of uncertainties, including whether we integrate the acquired businesses in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results. Additionally, we made fair value estimates of certain assets and liabilities in recording these acquisitions. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of these acquisitions. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

We may face risks with respect to future acquisitions.

When we attempt to expand our business through mergers and acquisitions (as we have aggressively done in 2015 and 2016), we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans which are highlighted above, in general acquiring other banks, businesses or branches, particularly those in markets with which we are less familiar, involves various risks commonly associated with acquisitions, including, among other things:
·	the time and costs associated with identifying and evaluating potential acquisition and merger targets;
·	inaccuracies in the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;
·
the time and costs of evaluating new markets, hiring experienced local management, including as a result of de novo expansion into a market, and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the significant costs of the expansion that we may incur, particularly in the first 12 to 24 months of operations;

·	our ability to finance an acquisition and possible dilution to our existing shareholders;
·	the diversion of our management's attention to the negotiation of a transaction;
·	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;
·	entry into new markets where we have limited or no direct prior experience;
·	closing delays and increased expenses related to the resolution of lawsuits filed by our shareholders or shareholders of companies we may seek to acquire;
·	the inability to receive regulatory approvals or such approvals being restrictively conditional; and
·	risks associated with integrating the operations and personnel of the acquired business.
We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current markets as well as other markets throughout the southeastern portion of the United States and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and fully diluted earnings per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.
In addition, we may face significant competition from numerous other financial services institutions, many of which may have greater financial resources than we do, when considering acquisition opportunities, particularly in our targeted high-growth markets located outside of Tennessee. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing our pending or any potential future acquisitions.

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

Certain provisions of the legislation were not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets are exempt from certain provisions of the legislation. We exceeded $10 billion in assets upon the consummation of the Avenue merger, causing us to become subject to these additional regulations, and, as described below, our results of operations may be materially impacted by the additional costs to comply with these additional regulations as well as the higher costs associated with increased deposit insurance premiums.

The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve's enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Previously, Pinnacle Bank was subject to regulations adopted by the CFPB, but the FDIC was primarily responsible for examining our compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB's examination and regulatory authority might impact our business.

Since we have exceeded $10 billion in assets, we will now be required, under the Dodd-Frank Act, to submit annually a stress test to the Federal Reserve that projects our performance in various economic scenarios provided by the Federal Reserve. We are required to submit our first stress test in 2017. The Dodd-Frank Act stress tests are forward-looking exercises conducted by the Federal Reserve and financial companies regulated by the Federal Reserve to help ensure institutions have sufficient capital to absorb losses and support operations during adverse economic conditions. In performing these stress tests, we will be required to make certain assumptions in modeling future performance and must support these assumptions through statistical analysis and observed market behavior where applicable. The outcome of the Federal Reserve's analysis of our projected performance (to include capital, earnings, and balance sheet changes) will be used in supervision of us and will assist the Federal Reserve in assessing our risk profile and capital adequacy. The results of any stress test that we perform could hinder our ability to pay quarterly cash dividends to shareholders as has been our practice, and could also impact decisions made by the Federal Reserve and other bank regulators regarding future acquisitions or investments by us or Pinnacle Bank.

In addition, beginning on January 1, 2017 we will likely become subject to the Durbin Amendment promulgated under the Dodd-Frank Act. Under the Durbin Amendment, interchange fees for debit card transactions are capped at $0.21 plus five basis points. This limitation on interchange fees will adversely impact our results of operations.

Compliance with these requirements that are now applicable to us since we have exceeded $10 billion in total assets may necessitate that we hire or contract with additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities.

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

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we, and Pinnacle Bank, may declare and pay. For example, Federal Reserve Board regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed certain higher levels applying capital conservation buffers that began to apply on January 1, 2016 and are being phased in over three years.

In addition, the terms of the indentures pursuant to which our subordinated debentures have been issued, and the terms of the subordinated notes Pinnacle Financial assumed upon the consummation of the Avenue merger, prohibit us from paying dividends on our common stock at times when we are deferring the payment of interest on our subordinated debentures or the subordinated notes Pinnacle Financial assumed upon consummation of the Avenue merger.

Negative developments in the U.S. and local economy may adversely impact our results in the future.

Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010. These challenges manifested themselves primarily in the form of increased levels of provisions for loan losses and other real estate expense related to declining collateral values in our real estate loan portfolio and increased costs associated with our portfolio of other real estate owned. Although economic conditions appear to have stabilized and strengthened in our markets in the more recent periods and we have refocused our efforts on growing our earning assets, we believe that we will continue to experience a slower growth economic environment during the remainder of 2016 and into the first half of 2017. Accordingly, we expect that our results of operations could be negatively impacted by economic conditions, including reduced loan demand. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or us in particular, will improve materially, or at all, in the near future, or thereafter, in which case we could experience reduced earnings or again experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

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

On February 4, 2015, we acquired a 30% interest in BHG for $75 million in cash. On March 1, 2016, we acquired an additional 19% interest in BHG for $114.0 million payable in a mix of cash and shares of our common stock. While we have a significant stake in BHG, are entitled to designate two members of BHG's five person board of managers and in some instances have protective rights to block BHG from engaging in certain activities, including, until March 1, 2020, a sale of BHG (following March 1, 2020, the other managers can approve a sale of BHG without our consent), we do not control BHG and the other managers and members of BHG may make most decisions regarding BHG's operations without our consent or approval. Any sale of all or a portion of our interest in BHG would adversely affect our noninterest income. Moreover, there are certain limitations on our ability to sell our interest in BHG without first offering BHG and the other members a right of first refusal, and we are prohibited from transferring any portion of our interest without the consent of the other members of BHG prior to March 1, 2021, other than transfers in connection with an acquisition of Pinnacle Financial or Pinnacle Bank or as a result of a change in applicable law that forces us and/or Pinnacle Bank to divest our or Pinnacle Bank's ownership interests in BHG.

A significant portion of BHG's revenue (and correspondingly our interest in any of BHG's net profits) comes from the sale of loans originated by BHG to community banks. Moreover, the aggregate purchase price we paid to acquire our interest in BHG was based on our expectation that BHG will continue to grow its business and increase the amount of loans that it is able to originate and sell. In the event that BHG's loan growth slows over historical levels or its loan sales decrease (including but not limited to as a result of regulatory restrictions on banks that are the principal purchasers of BHG's loans), its results of operations and our non-interest income would be adversely affected. BHG currently operates in most states without the need for a permit or any other license. In the event that BHG was required to register or become licensed in any state in which it operates, or regulations are adopted that seek to limit BHG's ability to operate in any jurisdiction or that seek to limit the amounts of interest that BHG can charge on its loans, BHG's results of operations (and our and Pinnacle Bank's interest in BHG's net profits) could be materially and adversely affected.

BHG's business, while not regulated directly by any federal bank regulators, may become subject to increased scrutiny as it grows or as a result of our investment. The FDIC has published guidance related to the operation of marketplace lenders and banks' business relationship with such lenders and other third parties in which banks are required to exercise increased oversight and ongoing monitoring and other responsibility for such third parties' compliance with applicable regulatory guidance and requirements. As a result, we are subject to enhanced responsibility for and risk related to BHG and our relationship with it. BHG's compliance costs may increase and its loan yields may be negatively impacted, which would negatively impact its results of operations and our and Pinnacle Bank's interest in BHG's net profits. Were banks that are examined by the FDIC restricted in their ability to buy loans originated by BHG, BHG's business would be negatively impacted, which would negatively impact our interest in BHG's profits.

Changes to requirements for bank holding companies and depository institutions that became effective January 1, 2015 and continue to be phased in may negatively impact Pinnacle Financial's and Pinnacle Bank's results of operations.

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

The application of more stringent capital requirements for Pinnacle Financial and Pinnacle Bank, like those adopted to implement the Basel III reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital, like the subordinated notes recently issued by Pinnacle Financial, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models and/or increase our holdings of liquid assets.

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

Federal and state bank regulators require Pinnacle Financial and Pinnacle Bank to maintain adequate levels of capital to support operations. At September 30, 2016, Pinnacle Financial's and Pinnacle Bank's regulatory capital ratios were at "well-capitalized" levels under regulatory guidelines. However, as described above, our business strategy calls for continued growth in our existing banking markets and targeted expansion in new markets. Growth in assets at rates in excess of the rate at which our capital is increased through retained earnings will reduce our capital ratios unless we continue to increase capital. Failure by us to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. Pinnacle Bank is required to obtain regulatory approval in order to pay dividends to Pinnacle Financial unless the amount of such dividends does not exceed its net income for that calendar year plus retained net income for the preceding two years. Any restriction on the ability of Pinnacle Bank to pay dividends to Pinnacle Financial could impact Pinnacle Financial's ability to continue to pay dividends on its common stock.

We cannot assure you that access to capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets may materially and adversely affect our capital costs and our ability to raise capital and/or debt and, in turn, our liquidity. If we cannot raise additional capital when needed, our ability to expand through internal growth or acquisitions or to continue operations could be impaired.

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

In addition, we outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At September 30, 2016, our goodwill and other identifiable intangible assets totaled approximately $566.8 million. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would further adversely impact the capacity of Pinnacle Bank to pay dividends to us without seeking prior regulatory approval, which could adversely affect our ability to pay required interest payments.

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

We have assembled a senior management team which has substantial background and experience in banking and financial services in the Nashville, Knoxville, Memphis and Chattanooga markets. Moreover, much of our organic loan growth in 2012 through the first nine months of 2016 was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. Inability to retain these key personnel (including key personnel of CapitalMark or Magna) or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals' skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we have to pay to hire these experienced individuals could cause our noninterest expense levels to rise and negatively impact our results of operations.

We are subject to certain litigation, and our expenses related to this litigation may adversely affect our results.

We are from time to time subject to certain litigation in the ordinary course of our business. We may also be subject to claims related to our loan servicing programs, particularly those involving servicing of commercial real estate loans. These claims and legal actions, as well as supervisory actions by our regulators, including the Consumer Financial Protection Bureau of other regulatory agencies with which we deal, including those with oversight of our loan servicing programs, could involve large monetary claims and significant defense costs. The outcome of these cases is uncertain. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

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

Pinnacle Financial has issued trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At September 30, 2016, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $82.5 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by Pinnacle Financial. Further, the accompanying junior subordinated debentures Pinnacle Financial issued to the trusts are senior to Pinnacle Financial's shares of common stock. As a result, Pinnacle Financial must make payments on the junior subordinated debentures before any dividends can be paid on common stock and, in the event of Pinnacle Financial's bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial's common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

On July 30, 2015, Pinnacle Bank issued $60.0 million in aggregate principal amount of subordinated notes due July 30, 2025 in a private placement transaction to certain institutional accredited investors. On March 10, 2016, Pinnacle Bank issued an additional $70.0 million in aggregate principal amount of the notes. These notes are obligations of Pinnacle Bank, and not Pinnacle Financial, and the notes rank structurally senior to shares of Pinnacle Bank's common stock, all of which are owned by Pinnacle Financial. In the event of a liquidation or winding up of Pinnacle Bank, these notes, along with Pinnacle Bank's other indebtedness, would have to be repaid before Pinnacle Financial and its shareholders would be entitled to receive any of the assets of Pinnacle Bank.

Upon consummation of the Avenue merger, Pinnacle Financial assumed Avenue's obligations under its outstanding $20.0 million subordinated notes due December 2024. The terms of these notes prohibit Pinnacle Financial from declaring or paying any dividends or distributions on its common stock or redeeming, purchasing, acquiring or making a principal payment on these notes, at any time when payment of interest on these notes has not been timely made and while any such accrued and unpaid interest remains unpaid. Moreover, these notes rank senior to shares of Pinnacle Financial's common stock. In the event of a liquidation or winding up of Pinnacle Financial, these notes, along with Pinnacle Financial's other indebtedness, would have to be repaid before Pinnacle Financial's shareholders would be entitled to receive any of the assets of Pinnacle Financial.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses shares of our common stock repurchases during the three months ended September 30, 2016.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	445	$53.59	-	-
August 1, 2016 to August 31, 2016	5,316	53.80	-	-
September 1, 2016 to September 30, 2016	3,264	56.27	-	-
Total	9,025	$54.71	-	-

(1)
During the quarter ended September 30, 2016, 33,087 shares of restricted stock previously awarded to certain of our associates vested. We withheld 9,025 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

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

PINNACLE FINANCIAL PARTNERS, INC.

November 4, 2016	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

November 4, 2016	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer