Form 10-K
period 2016-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2017-02-27
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter:  $1,948,490,746 as of June 30, 2016.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 49,761,376 shares of common stock as of February 24, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 18, 2017, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain of the statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "expect," "anticipate," "goal," "objective," "intend," "plan," "believe," "should," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking. All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of Pinnacle Financial Partners, Inc. ("Pinnacle Financial") to differ materially from any results expressed or implied by such forward-looking statements. These statements should be considered subject to various risks and uncertainties, and are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such risks include, without limitation: deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; continuation of the historically low short-term interest rate environment; the inability of Pinnacle Financial, or entities in which it has significant investments, like Bankers Healthcare Group, LLC ("BHG"), to maintain the historical growth rate of its, or those entities', loan portfolio; changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; increased competition with other financial institutions; greater than anticipated adverse conditions in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin Metropolitan Statistical Area, or MSA, the Knoxville MSA, the Chattanooga, TN-GA MSA and the Memphis, TN-MS-AR MSA, particularly in commercial and residential real estate markets; rapid fluctuations or unanticipated changes in interest rates on loans or deposits; the results of regulatory examinations; the ability to retain large, uninsured deposits; a merger or acquisition like the proposed merger with BNC Bancorp ("BNC"); risks of expansion into new geographic or product markets, like the proposed expansion into certain MSAs in the states of North Carolina, South Carolina and Virginia in connection with the proposed BNC merger; any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; reduced ability to attract additional financial advisors (or failure of those advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors or otherwise to attract customers from other financial institutions; further deterioration in the valuation of other real estate owned and increased expenses associated therewith; inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels; risks associated with litigation, including the applicability of insurance coverage; the risk that the anticipated cost savings and any potential revenue synergies from the proposed BNC merger and Pinnacle Financial's recently completed mergers may not be realized or take longer than anticipated to be realized; disruption from the proposed BNC merger with customers, suppliers or employee or other business partners relationships; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with BNC; the risk of successful integration of BNC's business and the businesses Pinnacle Financial recently acquired with Pinnacle Bank's business; the failure to obtain the necessary approvals from BNC's or Pinnacle Financial's shareholders in connection with the BNC merger; the amount of the costs, fees, expenses and charges related to the BNC merger; the ability to obtain required government approvals of the proposed terms of the BNC merger; reputational risk and the risk of adverse reaction of our, Pinnacle Bank's, BNC's and Bank of North Carolina's customers, suppliers, employees or other business partners to the proposed BNC merger; the failure of the closing conditions of the BNC merger to be satisfied and any unexpected delay in closing the BNC merger; the risk that the integration of our and BNC's operations and the operations of the companies Pinnacle Financial recently acquired with Pinnacle Bank's operations will be materially delayed or will be more costly or difficult than expected; the possibility that the BNC merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; the dilution caused by the issuance of additional shares of Pinnacle Financial's common stock in the BNC merger or related to the BNC merger; general competitive, economic, political and market conditions; approval of the declaration of any dividend by Pinnacle Financial's board of directors; the vulnerability of Pinnacle Bank's network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; the possibility of increased compliance costs or modifications to Pinnacle Financial's business plan or the business plan of entities in which Pinnacle Financial or Pinnacle Bank has made an investment as a result of increased regulatory oversight, including oversight of companies in which Pinnacle Financial or Pinnacle Bank has significant investments, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients; the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the membership interests in BHG decide to sell the company if not prohibited from doing so by the terms of Pinnacle Financial's and Pinnacle Bank's agreement with them; the possibility that the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets will exceed current estimates; and changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers (like BHG), including regulatory or legislative developments. A more detailed description of these and other risks is contained in "Item 1A. Risk Factors" below. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms "we," "our," "us," "the firm," "Pinnacle Financial Partners," "Pinnacle" or "Pinnacle Financial" as used herein refer to Pinnacle Financial Partners, Inc., and its subsidiaries, including Pinnacle Bank, which we sometimes refer to as "our bank subsidiary" or "our bank" and its other subsidiaries.  References herein to the fiscal years 2012, 2013, 2014, 2015, and 2016 mean our fiscal years ended December 31, 2012, 2013, 2014, 2015, and 2016, respectively.

ITEM 1.  BUSINESS

OVERVIEW

Pinnacle Financial Partners is a bank holding company headquartered in Tennessee, with $11.2 billion in assets as of December 31, 2016.  The holding company is the parent company of Pinnacle Bank and owns 100% of the capital stock of Pinnacle Bank.  The firm started operations on October 27, 2000, in Nashville, Tennessee, and has since grown to 45 offices, including 29 in eight Middle Tennessee counties. The firm also has five offices in Knoxville, five offices in Memphis and one in Chattanooga, as well as several offices in communities surrounding those cities.

The firm operates as a community bank primarily in the urban markets of Nashville, Knoxville, Memphis and Chattanooga, Tennessee and surrounding counties.  As an urban community bank, Pinnacle provides the personalized service most often associated with small community banks, while offering the sophisticated products and services, such as investments and treasury management, more typically found at large regional and national banks.   This approach has enabled Pinnacle Bank to attract clients from the regional and national banks in the Nashville, Knoxville, Memphis and Chattanooga MSAs and surrounding markets.  As a result, Pinnacle Bank has grown to the third largest market share in the Nashville MSA, the sixth largest market share in the Knoxville MSA, the fourth largest market share in the Chattanooga MSA, and the eleventh largest market share in the Memphis MSA based on 2016 FDIC Summary of Deposits data including the impact of any mergers and acquisitions.

ACQUISITIONS

In July 2015, Pinnacle Financial completed the acquisition of CapitalMark Bank & Trust ("CapitalMark") for approximately $19.7 million in cash (including payments related to fractional shares) and 3,306,184 shares of Pinnacle Financial's common stock valued at approximately $175.5 million. All of CapitalMark's outstanding stock options vested upon consummation of the CapitalMark acquisition and were converted into options to purchase shares of Pinnacle Financial's common stock at the common stock exchange rates. The fair market value of stock options assumed was approximately $30.4 million. The CapitalMark merger increased our presence in the Knoxville MSA and expanded our operations into the Chattanooga, Tennessee-Georgia MSA and surrounding counties.

In September 2015, Pinnacle Financial completed the acquisition of Magna Bank ("Magna Bank") for an aggregate of $19.5 million in cash (including payments related to fractional shares) and 1,371,717 shares of Pinnacle Financial's common stock valued at approximately $63.5 million. Additionally, at the time of the merger there were 139,417 unexercised stock options that were exchanged for cash equal to $14.32 less the respective exercise price. This consideration totaled approximately $847,000, including all applicable payroll taxes. The Magna merger expanded our operations into the Memphis, Tennessee-Mississippi-Arkansas MSA.

In July 2016, Pinnacle Financial completed the acquisition of Avenue Financial Holdings, Inc. ("Avenue") for an aggregate of $20.9 million in cash (including payments related to fractional shares and 3,760,326 shares of Pinnacle Financial's common stock valued at approximately $182.5 million. Additionally, at the time of merger there were 257,639 unexercised stock options that were exchanged for cash equal to $20.00 per share less the respective exercise price. This consideration totaled approximately $987,000, including all applicable payroll taxes. The Avenue merger increased our presence in the Nashville MSA.

On January 22, 2017, Pinnacle Financial entered into an Agreement and Plan of Merger (the "Merger Agreement"), with BNC Bancorp, a North Carolina corporation ("BNC"), and Blue Merger Sub, Inc., a North Carolina corporation and a direct, wholly owned subsidiary of Pinnacle Financial ("Merger Sub"), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into BNC (the "Merger"), with BNC surviving the Merger (the "Surviving Company"). As soon as reasonably practicable following the Merger and as a part of a single integrated transaction, Pinnacle will cause the Surviving Company to be merged with and into Pinnacle Financial (the "Second Step Merger"), with Pinnacle Financial as the surviving entity, on the terms and subject to the conditions set forth in the Merger Agreement. Immediately following the Second Step Merger, Bank of North Carolina, a North Carolina state bank and a wholly owned subsidiary of BNC, will merge with and into Pinnacle Bank, a Tennessee state bank and a wholly owned subsidiary of Pinnacle Financial. The Merger Agreement was unanimously approved and adopted by the board of directors of Pinnacle Financial and the board of directors of BNC.

Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the "Effective Time"), outstanding shares of common stock, no par value, of BNC ("BNC Common Stock") will be converted into the right to receive 0.5235 shares (the "Exchange Ratio") of Pinnacle Financial's common stock, $1.00 per value per share ("Pinnacle Common Stock"). As of January 13, 2017, BNC had 52,181,073 shares of BNC Common Stock outstanding, 901,726 shares of BNC Common Stock in respect of outstanding restricted stock awards and restricted stock unit awards, in the aggregate, and 66,443 outstanding stock options. The Merger Agreement also includes provisions that address the treatment of the outstanding equity awards of BNC in the Merger. Pursuant to the terms of the Merger Agreement, any outstanding options to purchase shares of BNC Common Stock that are not vested will be accelerated prior to, but conditioned on the occurrence of, the closing of the Merger and all options that are not exercised prior to the closing shall be cancelled and the holders of any such options shall receive an amount in cash equal to the product of (x) the excess, if any, of the average closing prices of Pinnacle's Common Stock for the ten (10) trading days ending on the trading day immediately preceding the closing date of the Merger (adjusted for the Exchange Ratio) over the exercise price of each such option and (y) the number of shares of BNC Common Stock subject to each such option.

In addition, shares of restricted stock and restricted stock units previously awarded by BNC prior to December 31, 2016 that are not vested as of the closing of the Merger will accelerate and vest prior to, but conditioned upon the occurrence of the closing of, the Merger.  Restricted share awards granted on or after December 31, 2016 will not accelerate and vest upon the closing of the Merger but rather will be assumed by Pinnacle Financial and converted into restricted share awards of Pinnacle Financial adjusted for the Exchange Ratio.
The Merger Agreement contains customary representations and warranties from both Pinnacle Financial and BNC, each with respect to its and its subsidiaries' businesses, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the Effective Time. Each party has also agreed to call a meeting of its shareholders to approve, in the case of BNC, the Merger Agreement and the transactions contemplated thereby, including the Merger (the "BNC Shareholder Approval"), and, in the case of Pinnacle Financial, the issuance of the shares of Pinnacle Common Stock constituting the consideration to be received by BNC's shareholders in the Merger (the "Pinnacle Shareholder Approval") and, subject to certain customary exceptions, for the board of directors of each of Pinnacle Financial and BNC to recommend that its shareholders vote in favor of such approvals. BNC has also agreed to customary non-solicitation covenants relating to alternative acquisition proposals that prohibit BNC from, subject to certain customary exceptions, soliciting proposals relating to certain alternative acquisition proposals or entering into discussions or negotiations or providing confidential information in connection with certain proposals for an alternative acquisition. Notwithstanding any alternative acquisition proposals, the Merger Agreement requires each of BNC and Pinnacle Financial to convene a meeting of its shareholders and submit the required proposals described above to its respective shareholders for approval, unless the Merger Agreement has been terminated.

The completion of the Merger is subject to customary conditions, including (1) receipt of the Pinnacle Shareholder Approval and the BNC Shareholder Approval, (2) authorization for listing on the Nasdaq Global Select Market of the shares of Pinnacle Common Stock to be issued in the Merger, (3) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Tennessee Department of Financial Institutions and the North Carolina Office of the Commissioner of Banks, (4) effectiveness of the registration statement on Form S-4 for the Pinnacle Common Stock to be issued in the Merger, and (5) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the Merger illegal. Each party's obligations to complete the Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of Pinnacle Financial and Merger Sub, in the case of BNC, and BNC, in the case of Pinnacle Financial, (2) performance in all material respects by Pinnacle Financial and Merger Sub, in the case of BNC, and BNC, in the case of Pinnacle Financial, of its obligations under the Merger Agreement, and (3) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger Agreement provides certain termination rights for both BNC and Pinnacle Financial and further provides that a termination fee of $66.0 million will be payable by either BNC or Pinnacle Financial, as applicable, upon termination of the Merger Agreement under certain circumstances, including if the other party or its board of directors withdraws or modifies or qualifies in a manner adverse to the other party its recommendation that its shareholders vote in favor of the Merger Agreement and the transactions contemplated thereby, including the Merger, in the case of BNC's shareholders, and in favor of the issuance of the Pinnacle Common Stock issuable in the Merger, in the case of Pinnacle Financial's shareholders.

The Merger Agreement provides that effective at or immediately following the Effective Time, Pinnacle Financial, Pinnacle Bank and their respective boards of directors will take all requisite action to cause the total number of members of their respective boards of directors as of the Effective Time to be eighteen (18) and elect Richard D. Callicutt II, BNC's President and Chief Executive Officer and three additional members of the board of directors of BNC to the boards of directors of Pinnacle Financial and Pinnacle Bank.

In connection with the execution of the Merger Agreement, Pinnacle Financial has also entered into an employment agreement with Richard D. Callicutt II and a change of control and severance agreement with David Spencer, BNC's Senior Executive Vice President and Chief Financial Officer, that will become effective as of the effective time of the Merger and replace those individuals' existing employment agreements with BNC and Bank of North Carolina.

In addition, upon consummation of the Merger, Pinnacle Financial will assume BNC's obligations under its outstanding $60.0 million subordinated notes issued in September 2014 that mature in October 2024. These notes bear interest at a rate of 5.5% per annum until September 30, 2019 and may not be repaid prior to that date. Beginning on October 1, 2019, if not redeemed on that date, these notes will bear interest at a floating rate equal to the three-month LIBOR determined on the determination date of the applicable interest period plus 359 basis points.

The $50.5 million in aggregate principal amount of subordinated debentures issued by trust affiliates of BNC in connection with the issuance of trust preferred securities will also be assumed in connection with the Merger. Upon consummation of the Merger, Pinnacle Financial expects that its total assets will exceed $15.0 billion, which as a result of exceeding that level as a result of the Merger, would cause the subordinated debentures Pinnacle Financial and BNC have issued in connection with prior trust preferred securities offerings to cease to qualify as Tier 1 capital under applicable banking regulations. Though these securities would no longer qualify as Tier 1 capital from and after the closing of the Merger, Pinnacle Financial believes these subordinated debentures would continue to qualify as Tier 2 capital.

In connection with entering into the Merger Agreement, each of Pinnacle Financial and BNC entered into shareholder support agreements (the "Support Agreements") with certain shareholders of the other party, including the respective directors and executive officers of the other party, in their capacities as shareholders, and, in the case of Pinnacle Financial, with Aquiline BNC Holdings LLC in its capacity as a shareholder of BNC. Subject to the terms and conditions therein, each BNC shareholder who is party to a Support Agreement has agreed to, among other things, vote in favor of the approval of the Merger Agreement and the transactions contemplated thereby, including the Merger, and against alternative acquisition proposals. Subject to the terms and conditions therein, each shareholder of Pinnacle Financial who is party to a Support Agreement has agreed to vote in favor of the issuance of the shares of Pinnacle Common Stock constituting the consideration to be received by BNC's shareholders in the Merger. The Support Agreements also place certain restrictions on the transfer of shares by the shareholder party thereto until the shareholders of the applicable company have approved the proposals related to the Merger on which they are entitled vote. The Support Agreements terminate upon the earlier of the Effective Time or the termination of the Merger Agreement in accordance with its terms.

In February 2015, Pinnacle Bank acquired a 30% membership interest in Bankers Healthcare Group, LLC ("BHG"), a company which makes term loans to healthcare practices, for $75 million in cash. On March 1, 2016, Pinnacle Financial and Pinnacle Bank entered into an agreement to acquire 8.55% and 10.45%, respectively, of the outstanding membership interests in BHG for $114.0 million, payable in a mix of cash and stock consideration. The cash consideration was $74.1 million and the stock consideration was 860,470 shares of common stock, with a fair value of $39.9 million on the date of acquisition.

On March 1, 2016, Pinnacle Financial, Pinnacle Bank and the other members of BHG entered into an Amended and Restated Limited Liability Company Agreement of BHG that provides for, among other things, the following terms: (i) the inability of any member of BHG to transfer its ownership interest in BHG without the consent of the other members of BHG until March 1, 2021, other than transfers to family members, trusts or affiliates of the transferring member, in connection with the acquisition of Pinnacle Financial or Pinnacle Bank or as a result of a change in applicable law that forces Pinnacle Financial and/or Pinnacle Bank to divest their ownership interests in BHG; (ii) the inability of the board of managers of BHG (of which Pinnacle Financial and Pinnacle Bank have two of the five members (the "Pinnacle Managers")) to approve a sale of BHG until March 1, 2020 without the consent of one of the Pinnacle Managers; (iii) co-sale rights for Pinnacle Financial and Pinnacle Bank in the event the other members of BHG decide to sell all or a portion of their ownership interests after March 1, 2021; and (iv) a right of first refusal for BHG and the other members of BHG in the event that Pinnacle Financial and/or Pinnacle Bank decide to sell all or a portion of their ownership interests after March 1, 2021, except in connection with a transfer of their ownership interests to an affiliate or in connection with the acquisition of Pinnacle Financial or Pinnacle Bank.

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

Pinnacle Bank's lending activities are subject to a variety of lending limits imposed by federal and state law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to Pinnacle Bank. In general, however, at December 31, 2016, we were able to loan any one borrower a maximum amount equal to approximately $142.4 million plus an additional $94.9 million, or a total of approximately $237.3 million, for loans that meet certain additional collateral guidelines. These legal limits will increase or decrease as Pinnacle Bank's capital increases or decreases as a result of its earnings or losses, the injection of additional capital, payments of dividends, acquisitions, or for other reasons. Pinnacle Bank's internal loan limit of $40 million is less than the legal lending limit, and Pinnacle Bank currently has fifteen relationships in excess of the internal loan limit. These relationships range from $40.6 million to $68.4 million and were each approved by the executive committee of the board of directors.

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

Deposit Services

Pinnacle Bank seeks to establish a broad base of core deposits, including savings, checking, interest-bearing checking, money market and certificate of deposit accounts. To attract deposits, Pinnacle Bank has employed a marketing plan in its current geographic markets primarily based on relationship banking and features a broad product line and competitive rates and services. The primary sources of deposits are individuals and businesses located in those geographic markets. Pinnacle Bank traditionally has obtained these deposits primarily through personal solicitation by its officers and directors, although its use of media advertising has increased in recent years, primarily due to its advertising and banking sponsorships with the Tennessee Titans NFL football team and the Memphis Grizzlies NBA basketball team.

Pinnacle Bank also offers its targeted commercial clients a comprehensive array of treasury management services as well as remote deposit services, which allow electronic deposits to be made from the client's place of business. Our treasury management services include online wire origination, enhanced ACH origination services, positive pay, zero balance and sweep accounts, automated bill pay services, electronic receivables processing, lockbox processing, merchant card acceptance services, small business and commercial credit cards, and corporate purchasing cards.

Investment, Trust and Insurance Services

Pinnacle Bank contracts with Raymond James Financial Services, Inc. ("RJFS"), a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public from Pinnacle Bank's locations through Pinnacle Bank employees that are also RJFS employees. RJFS is a subsidiary of Raymond James Financial, Inc.

Pinnacle Bank offers, through RJFS, non-FDIC insured investment products in order to assist Pinnacle Bank's clients in achieving their financial objectives consistent with their risk tolerances.  We believe that the brokerage and investment advisory program offered by RJFS complements Pinnacle Bank's general banking business, and further supports its business philosophy and strategy of delivering to our clients a comprehensive array of products and services that meet their financial needs.  Pursuant to its contract with us, RJFS is primarily responsible for the compliance monitoring of dual employees of RJFS and Pinnacle Bank.  Additionally, Pinnacle Bank has developed its own compliance-monitoring program in an effort to further ensure that Pinnacle Bank personnel deliver these products in a manner consistent with the various regulations governing such activities. Pinnacle Bank receives a percentage of commission credits and fees generated by the program. Pinnacle Bank remains responsible for various expenses associated with the program, including promotional expenses, furnishings and equipment expenses and general personnel costs including commissions paid to licensed brokers.

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

M&A Advisory and Securities Offering Services

During 2015, we formed PNFP Capital Markets, a registered broker dealer that partners with our financial advisors to offer corporate clients merger & acquisition advisory services, private debt, equity and mezzanine, interest rate derivatives and other selected middle-market advisory services.

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

Competitive Conditions
The four markets in which we currently operate are very competitive. The Nashville MSA banking market consists of 65 financial institutions with over $52.2 billion in deposits in the market as of June 30, 2016, up from approximately $48.3 billion at June 30, 2015 according to FDIC data.  As of June 30, 2000, approximately 62.8% of this deposit base was controlled by three large, multi-state banks headquartered outside of Nashville, consisting of the following: Regions Financial (headquartered in Birmingham, Alabama), Bank of America (headquartered in Charlotte, North Carolina), and SunTrust (headquartered in Atlanta, Georgia).  According to FDIC deposit information, the collective market share of deposits in the Nashville MSA of Regions Financial (including the acquired Union Planters National Bank and AmSouth Bank), Bank of America, and SunTrust (including the acquired National Bank of Commerce) declined from approximately 62.8% to 41.4% between June 30, 2000 and June 30, 2016. Pinnacle Bank, on the other hand, after fourteen years of operations, holds the No. 4 deposit market share position in the Nashville MSA at June 30, 2016 with 10.0% of the deposit market share, immediately behind the top three out-of-state banks.

The Knoxville MSA banking market consists of 50 financial institutions with over $16.3 billion in deposits in the market as of June 30, 2016 up from $15.1 billion at June 30, 2015.  As of June 30, 2007, approximately 53.2% of this deposit base was controlled by three large, multi-state banks headquartered outside of Knoxville, consisting of the following: First Horizon, SunTrust, and Regions Financial.  According to FDIC deposit information, the collective market share of deposits in the Knoxville MSA of First Horizon, SunTrust, and Regions Financial declined from 53.2% to 47.6% between June 30, 2007 and June 30, 2016. A significant portion of the decline in market share for the top three competitors since June 30, 2007 has occurred since Pinnacle Bank established a presence in the Knoxville MSA in 2007.  At June 30, 2016, Pinnacle Bank had approximately 5.3% of the deposit market share in the Knoxville MSA.

The Chattanooga MSA banking market consists of 27 financial institutions with $9.4 billion in deposits in the market as of June 30, 2016 up from $9.0 billion at June 30, 2015.  As of June 30, 2015, approximately 55.5% of this deposit base was controlled by three large, multi-state banks headquartered outside of Chattanooga, consisting of the following: First Horizon, SunTrust, and Regions Financial.  During the third quarter of 2015, Pinnacle Financial acquired CapitalMark and thus entered the Chattanooga MSA. At June 30, 2016, Pinnacle Bank had approximately 6.6% of the deposit market share in the Chattanooga MSA compared to 3.75% at June 30, 2015.

The Memphis MSA banking market is comprised of 56 financial institutions with over $28.0 billion in deposits in the market as of June 30, 2016 up from $27.0 billion at June 30, 2015.  As of June 30, 2015, approximately 56.2% of this deposit base was controlled by three large, multi-state banks two of which are headquartered outside of Memphis, consisting of the following: First Horizon, SunTrust, and Regions Financial.  During the third quarter of 2015, Pinnacle Financial acquired Magna thus entered the Memphis MSA. At both June 30, 2016 and 2015, Pinnacle Bank had approximately 1.7% of the deposit market share in the Memphis MSA.

We believe that the most important criteria to our bank's targeted clients when selecting a bank is their desire to receive exceptional and personal customer service while being able to enjoy convenient access to a broad array of financial products. Additionally, when presented with a choice, we believe that many of our bank's targeted clients would prefer to deal with a locally-owned institution headquartered in Tennessee, like Pinnacle Bank, as opposed to a large, regional bank, where many important decisions regarding a client's financial affairs are made elsewhere.

Employees

As of December 31, 2016, we employed 1,179.5 full-time equivalent associates. We believe these associates are Pinnacle's most important asset and have created a culture where associates are engaged and excited to come to work.  This is supported by the fact that we were inducted into the Nashville Business Journal's "Best Places to Work" Hall of Fame in 2013 after winning the award for 10 consecutive years.  We were also a finalist in the Memphis Business Journal's "Best Places to Work" awards in 2015 and 2016. Additionally, consulting firm Great Place to Work recognized us as one of the best workplaces in the United States on its 2012, 2013 and 2014 Best Small & Medium Workplaces list published in FORTUNE magazine. American Banker also recognized Pinnacle Bank as one of the top six "Best Banks to Work For" in the country in 2013, 2014, 2015 and 2016. All of these awards place heavy emphasis on anonymous surveys of associates in the judging criteria. We believe our relations with our associates is good.

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

Asset and Liability Management

Our Asset Liability Management Committee ("ALCO"), composed of senior managers of Pinnacle Bank, manages Pinnacle Bank's assets and liabilities and strives to provide a stable, optimized net interest income and margin, adequate liquidity and ultimately a suitable after-tax return on assets and return on equity. ALCO conducts these management functions within the framework of written policies that Pinnacle Bank's board of directors has adopted.  ALCO works to maintain an acceptable position between rate sensitive assets and rate sensitive liabilities.  The executive committee of the board of directors oversees the ALCO function on an ongoing basis.

Available Information

We file reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We are an electronic filer, and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information we have filed electronically.

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

Pinnacle Financial

Pinnacle Financial is a bank holding company under the federal Bank Holding Company Act of 1956 that has elected to become a "financial holding company" thereunder. As a result, it is subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

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

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Federal Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	The bank holding company has registered securities under Section 12 of the Exchange Act; or
•	No other person owns a greater percentage of that class of voting securities immediately after the transaction.

Pinnacle Financial's common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

The Gramm-Leach-Bliley Act identifies the following activities as financial in nature:

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

Pinnacle Bank

Pinnacle Financial owns one bank - Pinnacle Bank.  Pinnacle Bank is a state bank chartered under the laws of the State of Tennessee that is not a member of the Federal Reserve. As a result, it is subject to the supervision, examination and reporting requirements and the regulations of the Federal Deposit Insurance Corporation ("FDIC") and Tennessee Department of Financial Institutions ("TDFI"). The TDFI has the authority to approve or disapprove mergers, the issuance of preferred stock and capital notes, the establishment of branches and similar corporate actions.  The TDFI regularly examines state banks like Pinnacle Bank and in connection with its examinations may identify matters necessary to improve a bank's operation in accordance with principles of safety and soundness.  Any matters identified in such examinations are required to be appropriately addressed by the bank. Pinnacle Bank is also subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

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

FDIC Insurance. Deposits in Pinnacle Bank are insured by the FDIC up to $250,000 subject to applicable limitations. To offset the cost of this issuance, the FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments. After an institution's average assets exceed $10 billion over four quarters as ours will later in 2017, the assessment rate increases compared to institutions at lower average asset levels.

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

Total risk-based capital consisted of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and related surplus, and a limited amount of cumulative perpetual preferred stock and related surplus, less goodwill and other specified intangible assets. The trust preferred securities previously issued by Pinnacle Financial qualified as Tier 1 capital, but as described above will not continue to qualify as Tier 1 capital under the Dodd-Frank Act and Basel III following consummation of the merger with BNC as a result of our total assets exceeding $15.0 billion as a result of a merger. Under Federal Reserve regulations, Tier 1 capital must equal at least 6% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.  For a holding company to be considered "well-capitalized," it must maintain a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, and not be subject to a written agreement, order or directive to maintain a specific capital level.

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

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part these provisions have resulted in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 leverage ratio of not less than 4% and a total risk-based capital ratio of not less than 8%. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets on that date unless the company's assets thereafter exceed $15.0 billion as a result of a merger or acquisition. Pinnacle Financial's trust preferred securities will cease to qualify as Tier 1 capital following consummation of the merger with BNC as a result of our total assets exceeding $15.0 billion as a result of a merger.

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

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final Basel III rules include minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a Tier 1 common equity ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. For the quarters ending in calendar year 2017, neither Pinnacle Financial nor Pinnacle Bank will be required to obtain regulatory approval for dividends, stock repurchases or payment of discretionary bonuses soley as a result of these buffers as long as its common equity Tier 1 capital ratio exceeds 5.75%, its Tier 1 capital ratio exceeds 7.25% and its total capital ratio exceeds 9.25%. Each of these amounts will increase by an additional 0.625% on January 1st of 2018 and 2019.

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

Tier 1 common equity will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions, including a portion of Pinnacle Financial's and Pinnacle Bank's recorded investment in BHG (which as a minority interest in an unconsolidated financial institution is subject to specified deductions).

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Pinnacle Financial and Pinnacle Bank each opted out of this requirement.

The Federal Reserve has adopted regulations applicable to bank holding companies with assets over $10 billion that require such holding companies and banks to conduct annual stress tests and report the results to the applicable regulators and publicly disclose a summary of certain capital information and results including pro forma changes in regulatory capital ratios. For such companies, the board of directors and senior management is required to consider the results of the stress test in the normal course of business, including but not limited to capital planning and an assessment of capital adequacy in accordance with management's policies. Almost all of our assets are held at Pinnacle Bank.  Accordingly, when Pinnacle Financial crossed $10.0 billion in total assets, Pinnacle Bank did as well. Pinnacle Financial and Pinnacle Bank will be required to file their first stress test results in the third quarter of 2018. Pinnacle Financial and Pinnacle Bank's capital ratios reflected in the stress test calculations will be an important factor considered by our regulators in evaluating the capital adequacy of Pinnacle Financial and Pinnacle Bank, in evaluating any proposed acquisitions for approval and in determining whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.

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

Additionally, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator within a specified period for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

Under FDIC regulations, a state regulated bank which is not a member of the Federal Reserve (a state nonmember bank) like Pinnacle Bank is "well capitalized" if it has a Tier 1 leverage capital ratio of 5% or better, a common equity Tier 1 capital ratio of 6.5% or better, a Tier 1 risk-based capital ratio of 8% or better, a total risk based capital ratio of 10% or better, and is not subject to a regulatory agreement, order or directive to maintain a specific level for any capital measure. A state nonmember bank is considered "adequately capitalized" if it has a Tier 1 leverage ratio of at least 4%, a common equity Tier 1 capital ratio of 4.5% or better, a Tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 8.0% and does not meet the definition of a well-capitalized bank. Lower levels of capital result in a bank being considered undercapitalized, significantly undercapitalized and critically undercapitalized.

State nonmember banks are required to be "well capitalized" in order to take advantage of expedited procedures on certain applications, such as those related to the opening of branches and mergers, and to accept and renew brokered deposits without further regulatory approval.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. In addition, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution into a lower capital category based on supervisory factors other than capital.  As of December 31, 2016, Pinnacle Bank is considered "well-capitalized".

At December 31, 2016, Pinnacle Bank's Tier 1 common equity ratio was 9.3%, its Tier 1 risk-based capital ratio was 9.3%, its total risk-based capital ratio was 11.2% and its leverage ratio was 9.2%, compared to 9.0%, 9.0%, 10.6% and 8.8% at December 31, 2015, respectively. At December 31, 2016, Pinnacle Financial's Tier 1 common equity ratio was 7.9%, its Tier 1 risk-based capital ratio was 8.6%, its total risk-based capital ratio was 11.9% and its leverage ratio was 8.6%, compared to 8.8%, 9.6%, 11.2% and 9.4% at December 31, 2015, respectively.  All of these ratios exceeded regulatory minimums and those required by Basel III and FDICIA. More information concerning Pinnacle Financial's and Pinnacle Bank's regulatory ratios at December 31, 2016 is included in Note 22 to the "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report on Form 10-K.

Payment of Dividends

Pinnacle Financial is a legal entity separate and distinct from Pinnacle Bank. The principal source of Pinnacle Financial's cash flow, including cash flow to pay interest to its holders of subordinated debentures and subordinated notes, and any dividends payable to common stockholders, are dividends that Pinnacle Bank pays to Pinnacle Financial as its sole stockholder. Under Tennessee law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity, and other needs.

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

Statutory and regulatory limitations also apply to Pinnacle Bank's payment of dividends to Pinnacle Financial.  Pinnacle Bank is required by Tennessee law to obtain the prior approval of the Commissioner of the TDFI for payments of dividends if the total of all dividends declared by its board of directors in any calendar year will exceed (1) the total of Pinnacle Bank's net income for that year, plus (2) Pinnacle Bank's retained net income for the preceding two years.  As of December 31, 2016, Pinnacle Bank could pay dividends to us of up to $239.5 million. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity rather than debt issuances.  Pinnacle Financial currently has available cash balances which amounted to approximately $37.0 million at December 31, 2016.

The payment of dividends by Pinnacle Bank and Pinnacle Financial may also be affected by other factors, such as the requirement to maintain adequate capital above statutory and regulatory requirements imposed on Pinnacle Bank or Pinnacle Financial by their regulators. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured depository institutions should generally only pay dividends out of current operating earnings, and the capital rules adopted implementing Basel III prohibit the payment of dividends when a holding company or insured depository institution is not in compliance with the capital conservation buffer described elsewhere in this report. See "Capital Adequacy" above.

During the fourth quarter of 2013, Pinnacle Financial Partners initiated a quarterly common stock dividend in the amount of $0.08 per share. On January 20, 2015, the board of directors of Pinnacle Financial increased the dividend to $0.12 per share, and on January 19, 2016, the board of directors increased the dividend to $0.14 per share. During the year ended December 31, 2016, Pinnacle Financial Partners paid $24.7 million in dividends to common shareholders. On January 17, 2017, our Board of Directors declared a $0.14 quarterly cash dividend to common shareholders which should approximate $7.0 million in aggregate dividend payments that will paid on February 24, 2017 to common shareholders of record as of the close of business on February 3, 2017. The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital stock and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Pinnacle Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

Pinnacle Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal stockholders and their related interests. These extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features.

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

Other Consumer Laws and Regulations

Interest and other charges collected or contracted for by Pinnacle Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Service Members Civil Relief Act, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military.

Pinnacle Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

•
Federal Truth-In-Lending Act, governing disclosures of credit terms and costs to consumer borrowers, giving consumers the right to cancel certain credit transactions, and defining requirements for servicing consumer loans secured by a dwelling;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Service Members Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in active military service;
•	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws;
•	Electronic Fund Transfers Act, which regulates fees and other terms of electronic funds transactions;
•
Fair and Accurate Credit Transactions Act of 2003, which permanently extended the national credit reporting standards of the Fair Credit Reporting Act, and permits consumers, including our customers, to opt out of information sharing among affiliated companies for marketing purposes and requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available;

•	Fair Housing Act, which prohibits discriminatory practices relative to real estate related transactions, including the financing of housing and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws; and
•	Real Estate Settlement and Procedures Act of 1974, which affords consumers greater protection pertaining to federally related mortgage loans by requiring, among other things, improved and streamlined loan estimate forms including clear summary information and improved disclosure of yield spread premiums.

Pinnacle Bank's deposit operations are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Fund Transfers Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities (including with respect to the permissibility of overdraft charges) arising from the use of automated teller machines and other electronic banking services.

•	Truth in Savings Act, which requires depository institutions to disclose the terms of deposit accounts to consumers;
•	Expedited Funds Availability Act, which requires financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers; and
•	Check Clearing for the 21st Century Act ("Check 21"), which is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. Check 21 created a new negotiable instrument called a substitute check and permits, but does not require, banks to truncate original checks, process check information electronically, and deliver substitute checks to banks that wish to continue receiving paper checks.

Pinnacle Bank's loan and deposit operations are both subject to the Bank Secrecy Act which governs how banks and other firms report certain currency transactions and maintain appropriate safeguards against "money laundering" activities.

Anti-Terrorism Legislation

On October 26, 2001, pursuant to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers.

In addition, the USA PATRIOT Act authorizes the U.S. Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above. Pinnacle Bank currently has policies and procedures in place designed to comply with the USA PATRIOT Act.

Recent and Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. In 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, our regulatory compliance costs. We expect that the Dodd-Frank Act will continue to have a negative impact on our earnings through fee reductions, higher costs and new restrictions, particularly now that we exceed total assets of $10 billion. Failure to comply with the new requirements would negatively impact our results of operations and financial condition and could limit our growth or expansion activities. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, such changes could be materially adverse to our investors.

Set out below are certain of the additional provisions of the Dodd-Frank Act to which we have become subject as our total assets now exceed $10 billion.

Risk Committee. Publicly traded bank holding companies with $10 billion or more in total assets like Pinnacle Financial are required to establish a risk committee responsible for oversight of enterprise-wide risk management practices. The committee must be comprised only of independent directors and must include at least one risk management expert with experience in managing risk exposures of large, complex firms. Since our total assets first exceeded $10 billion as of the end of the third quarter of 2016, we are required to have a risk committee in place by December 1, 2018.

Stress Testing. Pursuant to the Dodd-Frank Act, any banking organization, including whether a bank holding company or a depository institution, with more than $10 billion in total consolidated assets and regulated by a federal financial regulatory agency is required to conduct annual stress tests to ensure it has sufficient capital during periods of economic downturn. Currently, the Federal Reserve and FDIC release stress-test scenarios on February 15 of each year, and banking organizations are required to submit the results of their tests to the appropriate regulator by July 31 of the following year. Currently, the results of each year's stress tests are publicly disclosed in October, following each banking organization's submission. Almost all of our assets are held at Pinnacle Bank; accordingly both we and Pinnacle Bank have total assets in excess of $10 billion and both we and Pinnacle Bank must perform the stress test. Our and Pinnacle Bank's first stress tests are due in July 2018.

Durbin Amendment. The Dodd-Frank Act included provisions (known as the "Durbin Amendment") which restrict interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011.  In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate.  The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets, like the Bank. The implications of the Durbin Amendment will first become applicable to us beginning July 1, 2017.

Consumer Financial Protection Bureau. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau (the "CFPB"), which took over responsibility for enforcing the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. Institutions that have assets of $10 billion or less will continue to be supervised and examined in this area by their primary federal regulators (in the case of Pinnacle Bank, the FDIC). Now that our total assets exceed $10 billion, we are subject to oversight by the CFPB.
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
The rules issued by the CFPB will have a long-term impact on our business, including our mortgage loan origination and servicing activities. Compliance with these rules will increase our overall regulatory compliance costs. The CFPB will take over conducting on-site consumer examinations from the FDIC July 1, 2017 for all regulations that transferred under their supervision.
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

  Because of significant competitive pressures in our market and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors' federal funds rate or the London Interbank Offered Rate (LIBOR) (both of which are at extremely low levels as a result of current economic conditions), our net interest margin may be negatively impacted if these rates remain at their extremely low levels. In December 2016, the Federal Reserve Board of Governors raised the target range for the federal funds rate from 0.25% to 0.50% to 0.50% to 0.75%. As interest rates change, we expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this "gap" may work against us, and our earnings may be negatively affected. As of December 31, 2014, the amount of variable rate loans with interest rate floors as a percentage of total loans was approximately 18.4%. During 2015 and 2016, in anticipation of expected increases in short term interest rates, we reduced the amount of variable rate loans with interest rate floors as a percentage of total loans to 9.7% at December 31, 2015 and to 5.6% at December 31, 2016. We believe that the reduction in the amount of variable rate loans with interest rate floors should better position our balance sheet for a rising rate environment. In the event that short-term interest rates don't continue to rise in 2017, or those rates rise more slowly than we are anticipating, our efforts to transition our balance sheet to a more asset sensitive position may negatively impact our results of operations as we may earn less interest on these loans than we would have had we maintained these loan floors.

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

  We have entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of our interest rate exposure. In the event that interest rates do not change in the manner anticipated, such transactions may not be beneficial in managing the interest rate risk.

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses.

  We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders, and land subdividers. These industries experienced adversity during 2008 through 2010 as a result of sluggish economic conditions, and, as a result, an increased level of borrowers in these industries were unable to perform under their loan agreements with us, or suffered loan downgrades which negatively impacted our results of operations. If the economic environment in our markets weakens in 2017 or beyond, these industry concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our earnings to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings.

  A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2016, our commercial and industrial loans accounted for almost 34.2% of our total loans, up from 34.1% at December 31, 2015. Additionally, approximately, 16.0% of our total loans at December 31, 2016 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses' real estate. We expect to seek to expand the amount of such loans in our portfolio in 2017, including as a result of our proposed acquisition of BNC. During periods of lower economic growth like those we have experienced in recent years, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

  As a result of our acquisitions of Avenue, Magna, and CapitalMark over the last eighteen months, and our strong organic growth in our legacy markets, our level of commercial real estate loans has increased markedly from approximately 190% of risk-based capital as of December 31, 2014 to approximately 256% of risk-based capital as of December 31, 2016. The proposed merger with BNC will further increase our amount of these types of loans. Though we currently operate within the federal banking regulatory agencies' guidelines on the amount of these types of loans that a bank is encouraged to hold, and we don't anticipate exceeding these levels for a material length of time, there may be short-term periods when our levels of these loans exceed these guidelines, including following the consummation of the merger with BNC.

  The percentage of real estate construction and development loans in Pinnacle Bank's portfolio was approximately 10.8% of total loans at December 31, 2016. These loans make up approximately 24.0% of our non-performing loans at December 31, 2016. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. Should we experience the return of these adverse economic and real estate market conditions we may again experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

Despite recent acquisitions we have made, we remain principally geographically concentrated in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and changes in local economic conditions impact our profitability.

  Prior to our acquisitions of CapitalMark and Magna, we operated primarily in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and most of our borrowers, depositors and other customers lived or had operations in these areas. With our acquisitions of CapitalMark and Magna, we have increased our presence in the Knoxville MSA and expanded our operations into the Chattanooga, Tennessee – Georgia MSA and surrounding counties and the Memphis, Tennessee – Mississippi – Arkansas MSA, but the significant majority of our borrowers remain situated in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and our recent acquisition of Avenue has further increased the number of borrowers we have in the Nashville, Tennessee MSA. Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets (particularly the Nashville, Tennessee MSA), along with the continued attraction of business ventures to these areas, and our profitability is impacted by the changes in general economic conditions in these markets. We cannot assure you that economic conditions, including loan demand, in our markets will not deteriorate during 2017 or thereafter, and upon any deterioration, we may not be able to grow our loan portfolio in line with our expectations, the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

  In connection with our proposed merger with BNC, we have agreed to acquire a bank with branches in select markets in Virginia, North Carolina and South Carolina, which if consummated will provide additional geographic diversity. Nonetheless, compared to national financial institutions, even following consummation of the merger, we will be less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or continuation of more favorable economic conditions in our primary market areas if they do occur.

Our acquisitions and future expansion may result in additional risks.

  In 2015, we completed the acquisitions of CapitalMark and Magna, and in 2016, we completed the acquisition of Avenue. On January 22, 2017, we announced the signing of the Merger Agreement pursuant to which, subject to the terms and conditions set forth therein, (i) a wholly owned subsidiary of Pinnacle Financial will merge with and into BNC, with BNC surviving the merger and (ii) as soon as reasonably practicable following the Merger and as a part of a single integrated transaction, we will cause BNC to merge with and into Pinnacle Financial, with Pinnacle Financial surviving the Merger. Bank of North Carolina, BNC's wholly owned bank subsidiary, and Pinnacle Bank will likewise merge if that transaction is consummated. We currently expect to consummate the Merger in the third quarter of 2017, subject to the satisfaction of customary closing conditions including receipt of necessary shareholder and regulatory approvals. In addition to our proposed expansion into Virginia and the Carolinas, we expect to continue to expand in our current markets and in select high-growth markets located outside of Tennessee in the southeastern portion of the United States through additional branches and also may consider expansion within these markets through additional acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including:

  Management of Growth. We may be unable to successfully:

	maintain loan quality in the context of significant loan growth;
	identify and expand into suitable markets;
	obtain regulatory and other approvals;
	identify and acquire suitable sites for new banking offices;
	attract sufficient deposits and capital to fund anticipated loan growth;
	maintain adequate common equity and regulatory capital;
	avoid diversion or disruption of our existing operations or management as well as those of the acquired institution;
	maintain adequate management personnel and systems to oversee such growth;
	maintain adequate internal audit, loan review and compliance functions; and
	implement additional policies, procedures and operating systems required to support such growth.

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

  Regulatory and Economic Factors. Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals (including those necessary to consummate the merger with BNC), changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering our expected markets or allow competitors to gain or retain market share in our existing markets.

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

  In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans (including those we acquired in our recently completed acquisitions and those we expect to acquire as a result of our merger with BNC) identification of additional problem loans, accounting rule changes (like those related to the Financial Accounting Standards Board's rules regarding accounting for current expected credit losses) and other factors, both within and outside of our management's control. These additions may require increased provision expense which would negatively impact our results of operations.

We may not be able to successfully integrate the businesses we recently acquired and BNC or to realize the anticipated benefits of the acquisitions.

  We are still in the process of integrating the businesses we recently acquired, and, upon consummation of the Merger, will begin the process of integrating BNC. A successful integration of these businesses with ours will depend substantially on our ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our business with the businesses we recently acquired and with the business of BNC without encountering difficulties, such as:

	the loss of key employees;
	the disruption of operations and business;
	inability to maintain and increase competitive presence;
	loan and deposit attrition, customer loss and revenue loss;
	possible inconsistencies in standards, control procedures and policies;
	unexpected problems with costs, operations, personnel, technology and credit; and/or
	problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.

  Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of these businesses and BNC.

  Further, we acquired these businesses, and have entered into the merger agreement to acquire BNC, with the expectation that these acquisitions will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of these acquisitions is subject to a number of uncertainties, including whether we integrate the acquired businesses and BNC in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results. Additionally, we made fair value estimates of certain assets and liabilities in recording these acquisitions, and, upon consummation of the merger with BNC, will make such estimates in recording such acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of these acquisitions. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

The combined company following the BNC merger will incur significant transaction and merger-related costs in connection with the merger.

  We expect to incur significant costs associated with combining the operations of BNC with our operations. We just recently began collecting information in order to formulate detailed integration plans to deliver anticipated cost savings. Additional unanticipated costs may be incurred in the integration of our business with the business of BNC. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

  Whether or not the Merger is consummated, we will incur substantial expenses, such as legal, accounting and financial advisory fees, in pursuing the Merger which will adversely impact our earnings. Completion of the Merger is conditioned upon customary closing conditions, including the receipt of all required governmental authorizations, consents, orders and approvals, including approval by certain federal and state banking regulators. We and BNC intend to pursue all required approvals in accordance with the Merger Agreement. However, there can be no assurance that such approvals will be obtained on the anticipated timeframe, or at all.

Failure to complete the Merger could cause our results to be adversely affected, our stock price to decline or have a material and adverse effect on our liquidity and capital resources.

  If the Merger is not completed for any reason, our stock price may decline because costs related to the Merger, such as legal, accounting and financial advisory fees, must be paid even if the merger is not completed. Moreover, if BNC terminates the Merger Agreement because our board of directors withdraws or modifies or qualifies its recommendation that our shareholders vote in favor of our issuance of shares of our common stock in connection with the Merger, we may be required to pay a termination fee of $66.0 million to BNC. In addition, if the Merger is not completed, whether because of our failure to receive required regulatory approvals in a timely fashion or because one of the parties has breached its obligations in a way that permits BNC to terminate the Merger Agreement, or for any other reason, our stock price may decline to the extent that the current market price reflects a market assumption that the Merger will be completed.

Our proposed merger with BNC involves risks unlike those we have faced in connection with our other recent acquisitions.

  Since January 1, 2015, we have acquired three financial institutions with aggregate total assets of approximately $2.93 billion as of the respective dates we consummated those acquisitions. BNC's total assets as of December 31, 2016 are approximately $7.402 billion, and accordingly BNC's total assets significantly exceed the aggregate total assets of all of these financial institutions combined. For the Merger to be successful, we will need to, among other things, successfully export our business strategies to the new markets in which BNC operates and effectively manage a combined company that is over 50% larger than our present size, measured by total assets. Moreover, all of our acquisitions to date have been of financial institutions headquartered in Tennessee with significant operations in markets with which we were familiar. BNC operates 76 banking offices across three states in many markets that are unfamiliar to us. We will rely heavily on BNC's existing personnel to grow loan and deposit balances in those markets and if we are unable to retain BNC's key employees our results of operations may be materially and adversely affected. In addition, BNC's loan portfolio is made up of a greater percentage of commercial real estate loans than we have in our portfolio and BNC is more dependent on noncore funding than we are. Our regulators will be closely monitoring the levels of commercial real estate loans in our portfolio following the closing of the Merger and, if we are unable to originate a significant amount of loans in other segments of our portfolio or increase our capital levels in amounts sufficient to keep our concentration of these commercial real estate loans below regulatory guidelines, our ability to continue to aggressively grow our balance sheet may be negatively affected and our results of operations may be materially and adversely affected. In addition, if we are not able to increase the amount of core funding in these markets, particularly in lower cost deposits, our net interest margin and liquidity may be adversely affected which could result in a material and adverse impact on our results of operations.

  In order to consummate the Merger, and the Merger of Pinnacle Bank with the Bank of North Carolina we will be required to receive certain regulatory approvals. While we have been able to promptly secure the required regulatory approvals for our recently completed acquisitions, the complexity, size and geographic scope of our proposed Merger with BNC may result in these required regulatory approvals being granted more slowly or not at all. If we are unable to secure the required regulatory approvals to consummate the Merger as quickly as we have in other transactions, or at all, our ability to achieve the synergies and cost savings that we have estimated we can achieve in this transaction may be delayed and our results of operations may be materially and adversely affected. Moreover, a delay in receiving any required regulatory approvals may cause our stock price to decline. Moreover, as a condition to their approval of the Merger with BNC, certain regulators may require us to increase our capital levels or may impose requirements, limitations or costs or place restrictions on the conduct of the business of the combined company after the closing of the acquisition. Any one of these requirements, limitations, costs or restrictions could jeopardize or delay the effective time of the Merger or materially reduce the anticipated benefits of the transaction and could adversely affect our ability to integrate BNC with our operations and/or reduce or eliminate the anticipated benefits of the transaction. This could result in a failure to consummate the transactions or have a material adverse effect on the business and results of operations of the combined company.

We may face risks with respect to future acquisitions.

  When we attempt to expand our business through mergers and acquisitions (as we have aggressively done recently), we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans which are highlighted above, in general acquiring other banks, businesses or branches, particularly those in markets with which we are less familiar, involves various risks commonly associated with acquisitions, including, among other things:

	the time and costs associated with identifying and evaluating potential acquisition and merger targets;
	inaccuracies in the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;

the time and costs of evaluating new markets, hiring experienced local management, including as a result of de novo expansion into a market, and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the significant costs of the expansion that we may incur, particularly in the first 12 to 24 months of operations;

	our ability to finance an acquisition and possible dilution to our existing shareholders;

	the diversion of our management's attention to the negotiation of a transaction;
	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;
	entry into new markets where we have limited or no direct prior experience;
	closing delays and increased expenses related to the resolution of lawsuits filed by our shareholders or shareholders of companies we may seek to acquire;
	the inability to receive regulatory approvals timely or at all, or such approvals being restrictively conditional; and
	risks associated with integrating the operations and personnel of the acquired business.

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

  The Dodd-Frank Act includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vi) the elimination of certain proprietary trading and private equity investment activities by banks; (vii) the elimination of barriers to de novo interstate branching by banks; (viii) a permanent increase of FDIC deposit insurance to $250,000; (ix) the authorization of interest-bearing transaction accounts; and (x) changes in how the FDIC deposit insurance assessments are calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

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

  Since we have exceeded $10 billion in assets, we will now be required, under the Dodd-Frank Act, to submit annually a stress test to the Federal Reserve that projects our performance in various economic scenarios provided by the Federal Reserve. We are required to submit our first stress test in the third quarter of 2018. The Dodd-Frank Act stress tests are forward-looking exercises conducted by the Federal Reserve and financial companies regulated by the Federal Reserve to help ensure institutions have sufficient capital to absorb losses and support operations during adverse economic conditions. In performing these stress tests, we will be required to make certain assumptions in modeling future performance and must support these assumptions through statistical analysis and observed market behavior where applicable. The outcome of the Federal Reserve's analysis of our projected performance (to include capital, earnings, and balance sheet changes) will be used in supervision of us and will assist the Federal Reserve in assessing our risk profile and capital adequacy. The results of any stress test that we perform could hinder our ability to pay quarterly cash dividends to shareholders as has been our practice, and could also impact decisions made by the Federal Reserve and other bank regulators regarding future acquisitions or investments by us or Pinnacle Bank.

  In addition, beginning on July 1, 2017 we will become subject to the Durbin Amendment promulgated under the Dodd-Frank Act. Under the Durbin Amendment, interchange fees for debit card transactions are capped at $0.21 plus five basis points. This limitation on interchange fees will adversely impact our results of operations. Had the Dodd-Frank Act been effective for Pinnacle Financial on July 1, 2016, the Durbin Amendment would have reduced interchange income by $3.1 million for the six months ended December 31, 2016.

  Compliance with these requirements that are now applicable to us since we have exceeded $10 billion in total assets may necessitate that we hire or contract with additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities.

  Although many of regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant legislation may be interpreted and enforced or the full extent to which implementing regulations and supervisory policies may affect us. Finally, President Donald Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act and CFTC rules promulgated thereunder may be revised, repealed or amended. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

Negative developments in the U.S. and local economy may adversely impact our results in the future.

  Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010. These challenges manifested themselves primarily in the form of increased levels of provisions for loan losses and other real estate expense related to declining collateral values in our real estate loan portfolio and increased costs associated with our portfolio of other real estate owned. Although economic conditions appear to have stabilized and strengthened in our markets in the more recent periods and we have refocused our efforts on growing our earning assets, we believe that we will continue to experience an uncertain economic environment during 2017. Accordingly, we expect that our results of operations could be negatively impacted by economic conditions, including reduced loan demand. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or us in particular, will improve materially, or at all, in the near future, or thereafter, in which case we could experience reduced earnings or again experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

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

  Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay and that Pinnacle Bank may declare and pay to us. For example, Federal Reserve Board regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed certain higher levels applying capital conservation buffers that began to apply on January 1, 2016 and are being phased in over three years.

  In addition, the terms of (i) the indenture pursuant to which our subordinated debentures have been issued, (ii) the subordinated notes we assumed upon consummation of the Avenue merger, and the (iii) subordinated debentures and subordinated notes we will assume upon the consummation of the merger with BNC, prohibit us from paying dividends on our common stock at times when we are deferring the payment of interest on such subordinated debentures or subordinated notes. Moreover, the terms of the loan agreement for Pinnacle Financial's line of credit prohibits us from paying dividends when there is an event of default existing under the loan agreement, or the payment of a dividend would cause an event of default.

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

  Pinnacle Financial and Pinnacle Bank collectively hold a 49% interest in BHG. While we have a significant stake in BHG, are entitled to designate two members of BHG's five person board of managers and in some instances have protective rights to block BHG from engaging in certain activities, including, until March 1, 2020, a sale of BHG (following March 1, 2020, the other managers can approve a sale of BHG without our consent), the other managers and members of BHG may make most decisions regarding BHG's operations without our consent or approval. Any sale of all or a portion of our interest in BHG would adversely affect our noninterest income. Moreover, there are certain limitations on our ability to sell our interest in BHG without first offering BHG and the other members a right of first refusal, and we are prohibited from transferring any portion of our interest without the consent of the other members of BHG prior to March 1, 2021, other than transfers in connection with an acquisition of Pinnacle Financial or Pinnacle Bank or as a result of a change in applicable law that forces us and/or Pinnacle Bank to divest our or Pinnacle Bank's ownership interests in BHG.

  A significant portion of BHG's revenue (and correspondingly our interest in any of BHG's net profits) comes from the sale of BHG originated loans to a network of approximately 400+ community banks. Moreover, the aggregate purchase price we paid to acquire our interest in BHG was based on our expectation that BHG will continue to grow its business and increase the amount of loans that it is able to originate and sell. In the event that BHG's loan growth slows over historical levels or its loan sales decrease (including but not limited to as a result of regulatory restrictions on banks that are the principal purchasers of BHG's loans), its results of operations and our non-interest income would be adversely affected. BHG currently operates in most states without the need for a permit or any other license. In the event that BHG was required to register or become licensed in any state in which it operates, or regulations are adopted that seek to limit BHG's ability to operate in any jurisdiction or that seek to limit the amounts of interest that BHG can charge on its loans, BHG's results of operations (and our and Pinnacle Bank's interest in BHG's net profits) could be materially and adversely affected.

  BHG's business may become subject to increased scrutiny by the FDIC or the Federal Reserve as it grows or as a result of our investment. The FDIC has published guidance related to the operation of marketplace lenders and banks' business relationships with such lenders and other third parties in which banks are required to exercise increased oversight and ongoing monitoring and other responsibility for such third parties' compliance with applicable regulatory guidance and requirements. As a result, we are subject to enhanced responsibility for and risk related to BHG and our relationship with it. BHG's compliance costs may increase and its loan yields may be negatively impacted, which would negatively impact its results of operations and our and Pinnacle Bank's interest in BHG's net profits. If banks that are examined by the FDIC became restricted in their ability to buy loans originated by BHG, BHG's business would be negatively impacted, which would negatively impact our interest in BHG's profits.

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

  Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The minimum capital level requirements now applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a "capital conservation buffer" of 2.5% (being phased in over three years beginning January 1, 2016) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement was being phased in at 0.625% of risk-weighted assets in 2016 and will increase by a like amount each year until fully implemented in January 2019. We will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if our capital levels fall below these minimums plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

  Under these rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets at that date, trust preferred securities issued prior to that date, continue to count as Tier 1 capital subject to certain limitations. If we consummate the Merger, we expect that our total assets will exceed $15.0 billion, which, as a result of exceeding that level as a result of a merger, would cause the subordinated debentures we and BNC have issued in connection with prior trust preferred securities offerings to cease to qualify as Tier 1 capital under applicable banking regulations and we may need to increase the level of Tier 1 capital we maintain through issuances of common stock or noncumulative perpetual preferred stock, which could cause dilution to our existing common shareholders. Though these trust preferred securities would no longer qualify as Tier 1 capital from and after the closing of the Merger, we believe they would continue to qualify as Tier 2 capital. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

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

  The application of more stringent capital requirements for Pinnacle Financial and Pinnacle Bank, like those adopted to implement the Basel III reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital, like the shares of common stock we offered in January 2017 and the subordinated notes recently issued by Pinnacle Financial, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models and/or increase our holdings of liquid assets.

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

  Federal and state bank regulators require Pinnacle Financial and Pinnacle Bank to maintain adequate levels of capital to support operations. At December 31, 2016, Pinnacle Financial's and Pinnacle Bank's regulatory capital ratios were at "well-capitalized" levels under regulatory guidelines. However, as described above, our business strategy calls for continued growth in our existing banking markets and targeted expansion in new markets. Growth in assets at rates in excess of the rate at which our capital is increased through retained earnings will reduce our capital ratios unless we continue to increase capital. Failure by us to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities.

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

  In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits less than $250,000, we utilize or in the past have utilized several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank (FHLB) of Cincinnati advances, federal funds purchased and other sources. We utilize these noncore funding sources to fund the ongoing operations and growth of Pinnacle Bank. The availability of these noncore funding sources is subject to broad economic conditions, in some instances regulation, and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. We have somewhat similar risks to the extent high balance core deposits exceed the amount of deposit insurance coverage available.

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

  If we are able to consummate the Merger, we will face similar risks with respect to BNC's computer systems and networks. We will have to analyze those systems to determine what protective measures are necessary, if any, to strengthen their systems. We may incur significant costs to upgrade their systems and networks and these costs may adversely affect our results of operations.

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

  Bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. State and municipal governments, including the State of Tennessee, could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies are expected to continue to be aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.

  A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At December 31, 2016, our goodwill and other identifiable intangible assets totaled approximately $566.7 million, and on a pro forma basis after giving effect to the proposed BNC merger and our recent public offering of common stock, would have been approximately $1.75 billion. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would further adversely impact the capacity of Pinnacle Bank to pay dividends to us without seeking prior regulatory approval, which could adversely affect our ability to pay required interest payments on our outstanding indebtedness.

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

  We have assembled a senior management team which has substantial background and experience in banking and financial services in the Nashville, Knoxville, Memphis and Chattanooga markets. Moreover, much of our organic loan growth in 2012 through 2016 was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. Inability to retain these key personnel (including key personnel of the businesses we have acquired and BNC, if the Merger is consummated) or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals' skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we have to pay to hire and retain these experienced individuals could cause our noninterest expense levels to rise and negatively impact our results of operations.

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

  In order to maintain our or Pinnacle Bank's capital at desired or regulatory-required levels, we may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions such as BNC or investments in fee-related businesses such as BHG, which would also dilute shareholder ownership.

Holders of Pinnacle Financial's and Pinnacle Bank's indebtedness and junior subordinated debentures have rights that are senior to those of Pinnacle Financial's shareholders.

  At December 31, 2016, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $82.5 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by Pinnacle Financial, and the accompanying subordinated debentures are senior to shares of Pinnacle Financial's common stock. As a result, Pinnacle Financial must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on common stock and, in the event of Pinnacle Financial's bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial's common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures. Upon consummation of the Merger with BNC, Pinnacle Financial will assume $50.5 million in outstanding principal of junior subordinated debentures issued by certain of BNC's subsidiaries. Such subordinated debentures will similarly rank senior to shares of Pinnacle's common stock.

  From time to time, Pinnacle Financial and Pinnacle Bank have issued, and in connection with the Avenue merger, assumed, subordinated notes. At December 31, 2016, we had an aggregate of $270.0 million of subordinated notes outstanding, not including the subordinated debentures issued in connection with our trust preferred securities. In addition, upon consummation of the Merger, we will assume $60.0 million of subordinated notes issued by BNC. The terms of these notes prohibit or will prohibit Pinnacle Financial or Pinnacle Bank, as applicable, from declaring or paying any dividends or distributions on its common stock at any time when payment of interest on these notes has not been timely made and while any such accrued and unpaid interest remains unpaid. Moreover, the notes we have issued or assumed, and the notes issued by BNC that we will assume in connection with the Merger, rank, or will rank, senior to shares of Pinnacle Financial's common stock. In the event of any bankruptcy, dissolution or liquidation of Pinnacle Financial, these notes, along with Pinnacle Financial's other indebtedness, would have to be repaid before Pinnacle Financial's shareholders would be entitled to receive any of the assets of Pinnacle Financial.

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

  The trading volume in our common stock on the Nasdaq Global Select Market has been relatively low when compared with larger companies listed on the Nasdaq Global Select Market or other stock exchanges. Although we have experienced increased liquidity in our stock, we cannot say with any certainty that a more active and liquid trading market for our common stock will continue to develop, even after we consummate the Merger. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 150 Third Avenue South, Suite 900, Nashville, Tennessee. The Company operates 44 banking locations throughout our geographic market areas, of which for 20 locations the Company leases the land, the building or both.  The Company has locations in the Tennessee municipalities of Nashville, Knoxville, Memphis, Chattanooga, Murfreesboro, Dickson, Ashland City, Mt. Juliet, Lebanon, Franklin, Brentwood, Hendersonville, Goodlettsville, Smyrna, Shelbyville, Cleveland and Oak Ridge.

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

On May 9, 2016 a purported class action complaint was filed in the Chancery Court for the State of Tennessee, 20th Judicial District at Nashville, styled Stephen Bushansky, on behalf of himself and all others similarly situated, Plaintiff, versus Avenue Financial Holdings, Inc. Ronald L. Samuels, Kent Cleaver, David G. Anderson, Agenia Clark, James F. Deutsch, Marty Dickens, Patrick G. Emery, Nancy Falls, Joseph C. Galante, David Ingram. Stephen Moore, Ken Robold, Karen Saul and Pinnacle Financial Partners, Inc., Defendants (Case No. 16-489-IV). The complaint alleged that the individual defendants breached their fiduciary duties by, among other things, approving the sale of Avenue for an inadequate price as the result of a flawed sales process, agreeing to the inclusion of unreasonable deal protection devices in the Avenue Merger Agreement, approving the Avenue Merger in order to receive benefits not equally shared by all other shareholders of Avenue, and issuing materially misleading and incomplete disclosures to Avenue's shareholders. The lawsuit also alleged claims against Avenue and Pinnacle Financial for aiding and abetting the individual defendants' breaches of fiduciary duties.  The plaintiff purported to seek class-wide relief, including but not limited to monetary damages and an award of interest, attorney's fees, and expenses. On May 18, 2016, the Bushansky litigation was transferred to the Davidson County, Tennessee Business Court Pilot Project (the "Business Court").

On June 10, 2016, the parties entered into a memorandum of understanding with the plaintiff regarding a settlement of the Bushansky litigation and a release and dismissal of all claims which were or could have been asserted therein. Pursuant to the terms of the settlement, Avenue and Pinnacle Financial agreed to make certain supplemental disclosures to the definitive proxy statement/prospectus. Those supplemental disclosures were issued on June 13, 2016.

On October 18, 2016, the parties finalized a formal Stipulation of Settlement, which the parties submitted to the Business Court for approval along with a proposed Order Granting Preliminary Approval of Settlement, Approving Form of Notice to Class, and Setting Final Settlement Hearing ("Preliminary Approval Order"), a proposed Notice of Pendency and Proposed Settlement of Class Action ("Notice"), and a proposed Final Order and Judgment.  Plaintiff also indicated that it would request from the Business Court an award of $300,000 in attorneys' fees and expenses, and defendants agreed not to object to a request in this amount. On October 25, 2016, the Business Court issued a Preliminary Approval Order preliminarily approving the settlement and certifying a class, and providing for mailing of the Notice to class members. On December 16, 2016, following mailing of the Notice to the class in accordance with the Preliminary Approval Order and a hearing on the proposed settlement, the Business Court entered the Final Order and Judgment approving the proposed settlement, awarding plaintiff $300,000 in attorneys' fees and expenses, and dismissing the action with prejudice.

The fact of the settlement and Pinnacle Financial's and Avenue's agreement to make the supplemental disclosures in connection therewith should not be construed as an admission of wrongdoing or liability by any defendant.  The defendants have vigorously denied, and continue to vigorously deny, any wrongdoing or liability with respect to the facts and claims asserted, or which could have been asserted, in the Bushansky litigation, including that they have committed any violations of law or breach of fiduciary duty, aided and abetted any violations of law or breaches of fiduciary duty, acted improperly in any way or have any liability or owe any damages of any kind to the plaintiff or the purported class.  Pinnacle Financial believes the claims asserted in the Bushansky action are without merit, but entered into the settlement to avoid the costs, risks and uncertainties inherent in litigation.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle Financial's common stock is traded on the Nasdaq Global Select Market under the symbol "PNFP" and has traded on that market since July 3, 2006. The following table shows the high and low sales price information for Pinnacle Financial's common stock for each quarter in 2016 and 2015 as reported on the Nasdaq Global Select Market.

	Price Per Share
	High	Low
2016:
First quarter	$52.82	$43.32
Second quarter	52.54	44.61
Third quarter	57.39	46.82
Fourth quarter	71.85	49.40
2015:
First quarter	$45.31	$35.01
Second quarter	55.43	43.44
Third quarter	56.00	44.86
Fourth quarter	57.99	46.25

As of February 24, 2017, Pinnacle Financial had approximately 2,479 stockholders of record.

During the fourth quarter of 2013, we paid a quarterly dividend on our common stock for the first time. The amount of the initial dividend was $0.08 per share. During the first quarters of 2015 and 2016, the board of directors increased the dividend to $0.12 per share and $0.14 per share, respectively. During the first quarter of 2017, our board of directors declared a dividend of $0.14 per share. See ITEM 1. "Business - Supervision and Regulation - Payment of Dividends" and ITEM 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on dividend restrictions applicable to Pinnacle Financial and Pinnacle Bank.

In connection with the settlement of income tax liabilities associated with the Company's equity compensation plans, Pinnacle Financial repurchased shares of its common stock during the quarter ended December 31, 2016 as follows:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	406	$53.49	-	-
November 1, 2016 to November 30, 2016	1,764	60.54	-	-
December 1, 2016 to December 31, 2016	4	70.00	-	-
Total	2,174	$59.33	-	-

(1) During the quarter ended December 31, 2016, 7,851 of restricted stock previously awarded to certain of our associates vested. We withheld 2,174 shares to satisfy tax withholding requirements associated with the vesting of these restricted share awards.

ITEM 6.  SELECTED FINANCIAL DATA
(in thousands, except per share data)	2016 (1)(2)	2015 (3)(4)	2014	2013	2012
Total assets	$11,194,623	$8,714,544	$6,018,248	$5,563,776	$5,040,549
Loans, net of unearned income	8,449,925	6,543,235	4,590,026	4,144,493	3,712,162
Allowance for loan losses	58,980	65,432	67,359	67,970	69,417
Total securities	1,323,797	966,442	770,730	733,252	707,153
Goodwill, core deposit and other intangible assets	566,698	442,773	246,422	247,492	249,144
Deposits and securities sold under agreements to repurchase	8,845,014	7,050,498	4,876,600	4,603,938	4,129,855
Advances from FHLB	406,304	300,305	195,476	90,637	75,850
Subordinated debt and other borrowings	350,768	141,606	96,158	98,658	106,158
Stockholders' equity	1,496,696	1,155,611	802,693	723,708	679,071

Statement of Operations Data:
Interest income	$363,609	$255,169	$206,170	$191,282	$185,422
Interest expense	38,615	18,537	13,185	15,384	22,558
Net interest income	324,994	236,632	192,985	175,898	162,864
Provision for loan losses	18,328	9,188	3,635	7,856	5,569
Net interest income after provision for loan losses	306,666	227,444	189,350	168,042	157,296
Noninterest income	121,003	86,530	52,602	47,104	43,397
Noninterest expense	236,285	170,877	136,300	129,261	138,165
Income before income taxes	191,383	143,098	105,653	85,884	62,527
Income tax expense	64,159	47,589	35,182	28,158	20,643
Net income	127,224	95,509	70,471	57,726	41,884
Preferred dividends and accretion on common stock warrants	-	-	-	-	3,814
Net income available to common stockholders	$127,224	$95,509	$70,471	$57,726	$38,070

Per Share Data:
Earnings per share available to common stockholders – basic	$2.96	$2.58	$2.03	$1.69	$1.12
Weighted average common shares outstanding – basic	43,037,083	37,015,468	34,723,335	34,200,770	33,899,667
Earnings per common share available to common stockholders – diluted	$2.91	$2.52	$2.01	$1.67	$1.10
Weighted average common shares outstanding – diluted	43,731,992	37,973,788	35,126,890	34,509,261	34,487,808
Common dividends per share	$0.56	$0.48	0.32	0.08	-
Book value per common share	$32.28	$28.25	$22.45	$20.55	$19.57
Common shares outstanding at end of period	46,359,377	40,906,064	35,732,483	35,221,941	34,696,597
Performance Ratios:
Return on average assets	1.27%	1.36%	1.27%	1.11%	0.78%
Return on average stockholders' equity	9.47%	10.06%	9.33%	8.22%	5.46%
Net interest margin (5)	3.70%	3.72%	3.75%	3.77%	3.77%
Net interest spread (6)	3.46%	3.55%	3.65%	3.65%	3.61%
Noninterest income to average assets	1.21%	1.23%	0.90%	0.90%	0.89%
Noninterest expense to average assets	2.36%	2.42%	2.33%	2.48%	2.83%
Efficiency ratio (7)	52.98%	52.88%	55.50%	57.96%	66.99%
Average loan to average deposit ratio	96.66%	96.39%	93.15%	93.46%	92.78%
Average interest-earning assets to average interest-bearing liabilities	139.39%	142.77%	142.64%	137.78%	131.44%
Average equity to average total assets ratio	13.40%	13.47%	13.46%	13.47%	14.30%
Annualized dividend payout ratio	19.31%	18.97%	16.67%	20.38%	0.00%

Asset Quality Ratios:
Allowance for loan losses to nonaccrual loans	213.90%	222.90%	403.20%	373.80%	304.20%
Allowance for loan losses to total loans	0.70%	1.00%	1.47%	1.64%	1.87%
Nonperforming assets to total assets	0.30%	0.42%	0.46%	0.60%	0.82%
Nonperforming assets to total loans and other real estate	0.40%	0.55%	0.62%	0.80%	1.11%
Net loan charge-offs to average loans	0.21%	0.21%	0.10%	0.24%	0.29%

Capital Ratios (Pinnacle Financial):
Common equity Tier I risk-based capital	7.86%	8.61%	10.10%	0.00%	0.00%
Leverage (8)	8.55%	9.37%	11.30%	10.90%	10.60%
Tier 1 risk-based capital	8.64%	9.63%	12.10%	11.80%	11.80%
Total risk-based capital	11.86%	11.24%	13.40%	13.00%	13.00%
(1)
Information for the 2016 fiscal year includes the operations of Avenue from its acquisition date of July 1, 2016 and reflects approximately 3.8 million shares of Pinnacle Common Stock issued in connection with the Avenue merger.

(2)
Information for the 2016 fiscal year includes our additional 19% membership interest in BHG which we acquired in March 2016 and reflects approximately 861,000 shares of Pinnacle Common Stock issued in connection with the additional investment in BHG.

(3)
Information for the 2015 fiscal year includes the operations of CapitalMark from its acquisition date of July 31, 2015 and Magna from its acquisition date of September 1, 2015 and reflects approximately 3.3 million shares and 1.4 million shares of Pinnacle Common Stock issued in connection with the CapitalMark merger and the Magna merger, respectively.

(4)	Information for 2015 fiscal year includes our 30% membership interest in BHG which we acquired in February 2015.
(5)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.
(6)	Net interest spread is the result of the difference between the interest earned on interest earning assets less the interest paid on interest bearing liabilities.
(7)	Efficiency ratio is the result of noninterest expense divided by the sum of net interest income and noninterest income.
(8)	Leverage ratio is computed by dividing Tier 1 capital by average total assets for the fourth quarter of each year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2016 and 2015 and our results of operations for each of the years in the three-year period ended December 31, 2016.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  Our fully diluted net income per common share for the year ended December 31, 2016 was $2.91 compared to fully diluted net income per common share of $2.52 and $2.01 for the years ended December 31, 2015 and 2014, respectively.  At December 31, 2016, loans had increased by $1.907 billion as compared to December 31, 2015.

We acquired a 30% membership interest in Bankers Healthcare Group, LLC (BHG) on February 1, 2015 for $75.0 million in cash. On March 1, 2016, we increased our investment in BHG by 19%, for a total investment in BHG of 49%. The additional 19% interest was acquired for an amount of cash equal to $74.1 million and 860,470 shares of Pinnacle Financial common stock.

We acquired CapitalMark Bank and Trust (CapitalMark) on July 31, 2015 and Magna Bank (Magna) on September 1, 2015. We acquired Avenue Financial Holdings, Inc. (Avenue) and its bank subsidiary Avenue Bank on July 1, 2016. At the acquisition date, CapitalMark's net assets were fair valued at $73.2 million, including loans of $857.5 million and deposits valued at $953.2 million. At the acquisition date, Magna's net assets were fair valued at $49.1 million, including loans of $440.7 million and deposits valued at $452.7 million. At the acquisition date, Avenue's net assets were preliminarily fair valued at $81.7 million, including loans of $952.5 million and deposits valued at $966.7 million. These acquisitions further expanded our footprint into our core Tennessee markets.

Our merger with Avenue was consummated on July 1, 2016. Each holder of Avenue common stock (including restricted shares) received 0.36 shares of Pinnacle Financial's common stock plus $2.00 per share in cash for each share of Avenue common stock held by each shareholder on the closing date. This acquisition increased our market share in the Nashville MSA. We issued approximately 3.76 million shares of our common stock and paid cash consideration of approximately $20.9 million (including payments related to fractional shares) to the Avenue shareholders and approximately $987,000 to holders of 257,639 outstanding unexercised stock options.

On January 22, 2016, we entered into the Merger Agreement to acquire BNC and its wholly owned bank subsidiary Bank of North Carolina. Pursuant to the terms of the Merger Agreement, each outstanding share of BNC's common stock will be converted into 0.5235 shares of Pinnacle Financial Common Stock and all of BNC's outstanding stock options that are not exercised prior to the closing will be cashed out for a payment equal to the product of (i) the excess, if any, of the average closing prices of Pinnacle Financial's Common Stock for the ten (10) trading days ending on the trading day immediately preceding the closing date of the Merger (adjusted for the Exchange Ratio) over the exercise price of each such option and (ii) the number of shares of BNC common stock subject to each such option. Upon consummation of the Merger, we will assume BNC's obligations under its outstanding $60.0 million subordinated notes issued in September 2014 that mature in October 2024. The $50.5 million in aggregate principal amount of subordinated debentures issued by trust affiliates of BNC in connection with the issuance of trust preferred securities will also be assumed in connection with the Merger.

Results of operations.  Our net interest income increased to $325.0 million for 2016 compared to $236.6 million for 2015 and $193.0 million for 2014. The net interest margin (the ratio of net interest income to average earning assets) for 2016 was 3.70% compared to 3.72% and 3.75% for 2015 and 2014, respectively.

Our provision for loan losses was $18.3 million for 2016 compared to $9.2 million in 2015 and $3.6 million in 2014. Provision expense for the year ended December 31, 2016 when compared to the comparable periods in 2015 and 2014 was impacted by increased charge-offs realized in our consumer portfolio, primarily related to automobile loans. Our net charge-offs were $24.8 million during 2016 compared to $11.1 million in 2015 and $4.2 million in 2014.

Our allowance for loan losses as a percentage of total loans decreased from 1.00% at December 31, 2015 to 0.70% at December 31, 2016, largely because the loans we acquired in conjunction with the Avenue merger were reflected at fair value at the acquisition date. Management believes the decrease in the allowance for loan losses as a percentage of total loans was supported by the credit quality in our loan portfolio despite increasing charge-offs related to automobile financing, which represents a small portion of the total portfolio. The overall methodology used to estimate the allowance for loan losses is consistent with the prior year. For purchased loans (including those acquired in connection with our mergers), the allowance for loan losses subsequent to the acquisition date is consistent with that utilized for legacy Pinnacle Financial loans. Our accounting policy is to compare the computed allowance for loan losses on purchased loans to the remaining fair value adjustment at the individual loan level. If the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a provision for loan losses. Additional provisioning for purchased portfolios results from credit deterioration on the individual loan or from increased borrowings on loans and lines that existed as of the acquisition date.

Noninterest income for 2016 compared to 2015 increased by $34.5 million, or 39.8%. The increase was primarily due to income from our investment in BHG, which was $31.4 million for the year ended December 31, 2016 compared to $20.6 million for the year ended December 31, 2015. Income from equity method investment represents our 30% equity method investment in BHG for the year ended December 31, 2015 and beginning on March 1, 2016 also includes our additional 19% investment in BHG. The additional growth was attributable to our overall increase in our geographic footprint, increased transaction accounts, increased production in our fee-based products such as investments, insurance and trust and net gains on the sale of mortgage loans. The year-over-year growth in net gains on the sale of mortgage loans was attributed to both an increase in the number of mortgage originators as well as the positive impact of the low interest rate environment on mortgage production. Noninterest income for 2015 compared to 2014 increased by $33.9 million, or 64.5%, which was primarily attributable to our 30% equity method investment in BHG. The remaining increase was attributable to increased interchange revenues as well as increased production in our fee-based products such as investments, insurance and trust.

Noninterest expense for 2016 compared to 2015 increased by $65.4 million, or 38.3%, primarily due to an increase in salaries and employee benefits expense. Salaries and employee benefits expense increased $34.9 million, resulting from annual merit increases awarded in the first quarter of 2016, and the increase in our associate base. We also realized increases in equipment and occupancy costs due to our mergers. Additionally, merger expense accounted for approximately $11.7 million for the year ended December 31, 2016 compared to $4.8 million of expense during the same period in 2015. Merger expense during 2016 includes legal costs incurred associated with the Avenue merger to defend ourselves and Avenue's directors in a shareholder suit as well as investigation and other legal costs associated with a former director's alleged improper trading in Avenue common stock. Merger expense for the years ended December 31, 2016 and 2015, also includes the costs of technical conversions which were completed in the fourth quarter of 2015 for Magna, in the first quarter of 2016 for CapitalMark and in the third quarter of 2016 for Avenue. Associate related expenses such as retention bonuses are also included in these expenses. We do not expect any future merger-related charges due to the acquisitions of CapitalMark and Magna, and we do not expect future merger-related charges due to the acquisition of Avenue, if any, to be significant. However, merger-related charges are expected to be incurred with our proposed acquisition of BNC during 2017. Noninterest expense for 2015 compared to 2014 increased by $34.6 million, or 25.4%, Salaries and employee benefits expense increased $17.6 million, resulting from annual merit increases awarded in the first quarter of 2015, and the increase in our associate base as a result of both organic new hires and new hires resulting from our mergers with CapitalMark and Magna. We also realized increases in equipment and occupancy costs due to our mergers with CapitalMark and Magna. Additionally, merger expenses accounted for approximately $4.8 million of expense during 2015.

The number of full-time equivalent employees increased from 764.0 at December 31, 2014 to 1,058.5 at December 31, 2015 and 1,179.5 at December 31, 2016.

During the three years ended December 31, 2016, 2015 and 2014, Pinnacle Financial recorded income tax expense of $64.2 million, $47.6 million and $35.2 million, respectively. Pinnacle's effective tax rate for the three years ended December 31, 2016, 2015 and 2014, was 33.5%, 33.3% and 33.3%, respectively, and differs from the combined federal and state income statutory rate primarily due to our investments in bank-qualified municipal securities, our real estate investment trust, participation in Tennessee's Community Investment Tax Credit (CITC) program, bank-owned life insurance and tax savings from our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense and certain merger-related expenses.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 53.0%, 52.9% and 55.5% for the three years ended December 31, 2016, 2015 and 2014, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Net income for 2016 was $127.2 million compared to $95.5 million in net income in 2015 and $70.5 million in 2014.  Fully-diluted net income per common share was $2.91 for 2016 compared to $2.52 for 2015 and $2.01 for 2014.

Financial Condition.  Our loan balances increased by $1.907 billion during 2016 compared to an increase of $1.953 billion in 2015. The increase in our outstanding loan balances is the result of our acquisitions, as well as the continued economic growth in our other Tennessee markets, increases in the number of relationship advisors and increased focus on attracting new customers to our company.

Total deposits increased from $6.971 billion at December 31, 2015 to $8.759 billion at December 31, 2016.  Within our deposits, the ratio of core funding to total deposits decreased slightly from 84.5% at December 31, 2015 to 81.6% at December 31, 2016.

We believe we have hired experienced relationship managers that have significant client portfolios and longstanding reputations within the communities we serve.  As such, we believe they will attract more relationship managers to our firm as well as loans and deposits from new and existing small-and middle-market clients as the economies in our principal markets continue to expand.

Capital and Liquidity.  At December 31, 2016 and 2015, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements.  From time to time we may be required to support the capital needs of our bank subsidiary. At December 31, 2016, we had approximately $37.0 million of cash at the holding company which could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. In January 2017, we completed a public offering of 3.22 million shares of our common stock in a transaction that resulted in net proceeds to us, after deducting underwriting discounts and commissions and estimated other expenses payable by us, of approximately $191.2 million. We have contributed $185.0 million of these net proceeds to our bank subsidiary.

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

Our allowance for loan losses is composed of the result of two independent analyses pursuant to the provisions of ASC 450-20, Loss Contingencies and ASC 310-10-35, Receivables. The ASC 450-20 analysis is intended to quantify the inherent risks in our performing loan portfolio. The ASC 310-10-35 analysis includes a loan-by-loan analysis of impaired loans, both those reported as nonaccrual and troubled-debt restructurings.

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

The estimated loan loss allocation for all loan segments also considers management's estimate of probable losses for a number of qualitative factors that have not been considered in the loan migration analysis. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management, but measured by objective measurements period over period.  The data for each measurement may be obtained from internal or external sources.  The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting factor is applied to the non-impaired loan portfolio.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified either in our risk rating or impairment process, as of the balance sheet date, and is based upon quarterly trend assessments in portfolio concentrations, policy exceptions, economic conditions, staff performance, independent loan review results, collateral considerations, credit quality, competition and regulatory requirements, enterprise wide risk assessments, and peer group credit quality. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors.

The allowance for loan losses for purchased loans is calculated similar to that utilized for our legacy loans. Our accounting policy is to compare the computed allowance for loan losses for purchased loans to any remaining fair value adjustment on a loan-by-loan basis. If the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a provision for loan losses.

The ASC 450-20 portion of the allowance also includes a small unallocated component.  We believe that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories, such as the imprecision in the overall loss allocation measurement process, the subjectivity risk of not considering all relevant environmental categories and related measurements and imprecision in our credit risk ratings process.  The appropriateness of the unallocated component of the allowance is assessed each quarter end based upon changes in the overall business environment not otherwise captured.

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

Other Real Estate Owned. Other real estate owned (OREO), which consists of properties obtained through foreclosure or through deed in lieu of foreclosure in satisfaction of loans, is reported at fair value based on appraised value less selling costs, estimated as of the date acquired, with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent downward valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. The fair value of other real estate owned is derived primarily from independent appraisers. Our internal policies generally require OREO properties to be appraised every nine months.  Any net gains or losses on disposal realized at the time of disposal are reflected, net, in noninterest income or noninterest expense, as applicable.  Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during the last few years. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.

Impairment of Intangible Assets. Long-lived assets, including purchased intangible assets subject to amortization, such as our core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. There are no such assets to be disposed of at December 31, 2016.

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

Results of Operations

The following is a summary of our results of operations for 2016, 2015 and 2014 (in thousands except per share data):

	Years ended December 31,		2016-2015 Percent Increase	Year ended December 31,	2015-2014 Percent Increase
	2016	2015	(Decrease)	2014	(Decrease)

Interest income	$363,609	$255,169	42.50%	$206,170	23.77%
Interest expense	38,615	18,537	108.31%	13,185	40.59%
Net interest income	324,994	236,632	37.34%	192,985	22.62%
Provision for loan losses	18,328	9,188	99.47%	3,635	152.80%
Net interest income after provision for loan losses	306,666	227,444	34.83%	189,350	20.12%
Noninterest income	121,003	86,530	39.84%	52,602	64.50%
Noninterest expense	236,285	170,877	38.28%	136,300	25.37%
Net income before income taxes	191,383	143,098	33.74%	105,653	35.44%
Income tax expense	64,159	47,589	34.82%	35,182	35.27%
Net income	127,224	95,509	33.21%	70,471	35.53%
Basic net income per common share	$2.96	$2.58	14.73%	$2.03	27.09%
Diluted net income per common share	$2.91	$2.52	15.48%	$2.01	25.37%

Net Interest Income.  Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our revenues. For the year ended December 31, 2016, we recorded net interest income of approximately $325.0 million, which resulted in a net interest margin of 3.70%.  For the year ended December 31, 2015, we recorded net interest income of approximately $236.6 million, which resulted in a net interest margin of 3.72%. For the year ended December 31, 2014, we recorded net interest income of approximately $193.0 million, which resulted in a net interest margin of 3.75%.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2016 (in thousands):

	2016			2015			2014
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$7,586,346	$335,735	4.51%	$5,394,775	$232,847	4.39%	$4,295,283	$184,649	4.31%
Securities:
Taxable	937,710	19,179	2.05%	721,829	15,060	2.09%	594,223	14,227	2.39%
Tax-exempt (2)	201,842	6,014	4.00%	167,091	5,783	4.63%	170,617	6,167	4.83%
Federal funds sold and other	293,542	2,681	0.91%	223,732	1,479	0.66%	155,585	1,127	0.86%
Total interest-earning assets	9,019,440	363,609	4.06%	6,507,427	255,169	3.96%	5,215,708	206,170	4.01%
Nonearning assets:
Intangible assets	509,899			315,366			246,956
Other nonearning assets	495,554			310,628			237,383
	$10,024,893			$7,133,421			$5,700,047
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$1,464,671	$4,140	0.28%	$1,149,772	$2,487	0.22%	$901,442	$1,566	0.17%
Savings and money market	3,426,842	14,289	0.42%	2,298,746	7,701	0.34%	1,975,517	5,711	0.29%
Time deposits	777,343	5,489	0.71%	541,766	3,021	0.56%	477,902	2,677	0.56%
Total interest-bearing deposits	5,668,856	23,918	0.42%	3,990,284	13,209	0.33%	3,354,861	9,954	0.30%
Securities sold under agreements to repurchase	75,981	185	0.24%	68,037	138	0.20%	67,999	141	0.21%
Federal Home Loan Bank advances	481,711	4,136	0.86%	362,668	1,175	0.32%	134,874	594	0.44%
Subordinated debt and other borrowing	243,905	10,376	4.25%	136,888	4,015	2.93%	98,698	2,496	2.53%
Total interest-bearing liabilities	6,470,453	38,615	0.60%	4,557,877	18,537	0.41%	3,656,432	13,185	0.36%
Noninterest-bearing deposits	2,179,398	-	0.00%	1,606,432	-	0.00%	1,256,420	-	0.00%
Total deposits and interest- bearing liabilities	8,649,851	38,615	0.45%	6,164,309	18,537	0.30%	4,912,852	13,185	0.27%
Other liabilities	31,349			19,905			19,971
Stockholders' equity	1,343,693			949,207			767,224
	$10,024,893			$7,133,421			$5,700,047
Net interest income		$324,994			$236,632			$192,985
Net interest spread (3)			3.46%			3.55%			3.65%
Net interest margin (4)			3.70%			3.72%			3.75%
(1)	Average balances of nonperforming loans are included in average loan balances.
(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2016 would have been 3.61% compared to a net interest spread for the years ended December 31, 2015 and 2014 of 3.66% and 3.74%, respectively.

(4)	Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

For the year ended December 31, 2016, our net interest spread was 3.46%, while the net interest margin was 3.70% compared to a net interest spread of 3.55% for the year ended December 31, 2015 and 3.65% for the year ended December 31, 2014, and a net interest margin of 3.72% and 3.75%, respectively. Our loan yields grew only slightly between 2016 and 2015 as the competition for quality loans is intense and the market dictates the rate necessary in order to grow volumes, but were further positively impacted by the accretion of the fair value marks recorded in conjunction with our acquisitions. During the year ended December 31, 2016, total funding rates were more than those rates for the year ended December 31, 2015 by 15 basis points and were more than those rates for the year ended December 31, 2014 by 3 basis points.  The net increase was impacted by our acquisitions as their deposit rates were higher, interest rate increases, increased FHLB borrowings, and our subordinated debt issuances during 2016. The subordinated debt instruments qualify as Tier 2 capital.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.  We believe margin expansion over both the short and the long term will be challenging due to continued pressure on earning asset yields during this extended period of a low interest rates. Loan pricing for creditworthy borrowers is very competitive in our markets and has limited our ability to increase pricing on new and renewed loans over the last couple of years. We anticipate that this challenging competitive environment will continue in 2017. However, we believe our net interest income should increase in 2017 compared to 2016 primarily due to an increase in average earning asset volumes, primarily loans, as well as the incremental amounts attributable for Avenue. We anticipate funding these increased earning assets by continuing to grow our core deposits, with wholesale and other forms of noncore funding limited to that required to fund the shortfall, if any.

Rate and Volume Analysis.  Net interest income increased by $88.4 million between the years ended December 31, 2015 and 2016 and by $43.6 million between the years ended December 31, 2014 and 2015. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2016 Compared to 2015 Increase (decrease) due to			2015 Compared to 2014 Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$6,794	$96,093	$102,887	$3,436	$47,388	$48,198
Securities:
Taxable	(341)	4,459	4,118	(1,783)	3,050	833
Tax-exempt	(1,154)	1,385	231	(341)	(170)	(384)
Federal funds sold	660	543	1,203	(311)	586	352
Total interest-earning assets	5,959	102,480	108,439	1,001	50,854	48,999

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	874	779	1,653	451	422	921
Savings and money market	2,381	4,207	6,588	988	937	1,990
Time deposits	993	1,475	2,468	-	358	344
Total deposits	4,248	6,461	10,709	1,439	1,717	3,255
Securities sold under agreements to repurchase	30	17	47	(7)	-	(3)
Federal Home Loan Bank advances	2,296	665	2,961	(162)	1,002	581
Subordinated debt and other borrowings	2,604	3,757	6,361	395	966	1,519
Total interest-bearing liabilities	9,176	10,900	20,078	1,665	3,685	5,352
Net interest income	$(3,218)	$91,580	$88,361	$(664)	$47,169	$43,647

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

Provision for Loan Losses.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, we believe to be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to approximately $18.3 million, $9.2 million, and $3.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Provision expense for the year ended December 31, 2016 has increased as compared to 2015, primarily due to increased charge-offs in our consumer portfolio, primarily related to automobile loans, although the overall amount of the allowance declined. Provision expense for the year ended December 31, 2015 increased as compared to 2014, primarily due to increased charge-offs in our consumer portfolio, although the overall amount of the allowance declined.

Our allowance for loan losses is adjusted to an amount deemed appropriate to adequately cover probable losses in the loan portfolio based on our allowance for loan loss methodology.  Our allowance for loan losses as a percentage of loans decreased from 1.00% at December 31, 2015 to 0.70% at December 31, 2016, primarily attributable to improvements in the credit quality of our legacy Pinnacle Bank portfolio and as a result of our acquired loan portfolios being recorded at fair value upon acquisition, thus no allowance for loan losses is assigned to these loans as of the date of acquisition. An allowance for loan losses is recorded for purchased loans that have experienced credit deterioration subsequent to acquisition or increases in balances outstanding. As of December 31, 2016, net loans included a net fair value discount of $34.0 million. For the year ended December 31, 2016 and 2015, respectively, the net fair value discount changed as follows:

	Accretable Yield	Nonaccretable Yield	Total
December 31, 2014	$-	$-	$-
Acquisitions / Day 1 adjustments	(28,289)	(5,703)	(33,992)
Year-to-date accretion/settlement	5,077	1,560	6,637
Other	-	-	-
December 31, 2015	$(23,212)	$(4,143)	$(27,355)
Acquisitions / Day 1 adjustments	(27,036)	(812)	(27,848)
Year-to-date accretion/settlement	19,884	1,322	21,206
Other	-	-	-
December 31, 2016	$(30,364)	$(3,633)	$(33,997)

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of inherent losses existing in the loan portfolio at December 31, 2016. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

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

The following is our noninterest income for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Years ended December 31,		2016-2015 Percent Increase	Year ended December 31,	2015-2014 Percent Increase
	2016	2015	(Decrease)	2014	(Decrease)
Noninterest income:
Service charges on deposit accounts	$14,501	$12,746	13.77%	$11,707	8.88%
Investment services	10,757	9,971	7.88%	9,383	6.27%
Insurance sales commissions	5,309	4,824	10.05%	4,613	4.57%
Gains on mortgage loans sold, net	15,754	7,669	105.42%	5,630	36.22%
Investment gains on sales and impairments, net	395	552	(28.44%)	29	NM
Trust fees	6,328	5,461	15.88%	4,601	18.69%
Income from equity method investment	31,403	20,591	52.51%	-	NM
Other noninterest income:
Interchange and other consumer fees	24,221	18,214	32.98%	12,322	47.82%
Bank-owned life insurance	3,547	2,548	39.21%	2,426	5.03%
Loan swap fees	3,865	2,578	49.92%	235	NM
Other noninterest income	4,923	1,376	257.78%	1,656	(16.91%)
Total other noninterest income	36,556	24,716	47.90%	16,639	48.54%
Total noninterest income	$121,003	$86,530	39.84%	$52,602	64.50%
The increase in service charges on deposit accounts in 2016 compared to 2015 and 2014 is primarily related to increased analysis fees on our commercial client accounts and for both periods presented, an increase in our deposit base when compared the prior period, respectively.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the year ended December 31, 2016, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank were $10.8 million, compared to $10.0 million at December 31, 2015. At December 31, 2016, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $2.2 billion in brokerage assets held with Raymond James Financial Services, Inc. compared to $1.8 billion and $1.7 billion, respectively, at December 31, 2015 and 2014. Insurance commissions were approximately $5.3 million during 2016 and $4.8 million during 2015 and $4.6 million during 2014. Additionally, at December 31, 2016, our trust department was receiving fees on approximately $1.0 billion and $755 million of managed and custodied assets, respectively, compared to approximately $916 million and $675 million at December 31, 2015 and $765 million and $861 million at December 31, 2014.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of residential mortgage loans. These mortgage fees are for loans originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $15.8 million, $7.7 million and $5.6 million, respectively, for the years ended December 31, 2016, 2015 and 2014. The increase between each of the periods is attributable to the strong economy in our markets, the continued low interest rate environment and additional personnel in our production unit in 2016 when compared to 2015 and 2014. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program. There is a strong positive correlation between the size of the mortgage pipeline and the value of this hedge. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly thru the income statement. Therefore, the size of the outstanding mortgage pipeline at any reporting period will directly impact the amount of revenue recorded for mortgage loans held for sale in any one period. During 2016, we realized an increase in the volume of loans included in the mortgage pipeline, and therefore recognized a gain on the change in the fair market value of the hedge. Decreases in the volume of loans included in the mortgage pipeline are likely to negatively impact the gains we recognize as a result of this program.

Income from equity-method investment is comprised of income from our 49% equity-method investment in BHG.  We acquired a 30% investment during the first quarter of 2015 and subsequently increased our investment by 19% in the first quarter of 2016. Income from this equity-method investment was $31.4 million for the year ended December 31, 2016 compared to $20.6 million for the year ended December 31, 2015. Income from equity-method investment is recorded net of associated expenses, including amortization expense associated with customer lists and other intangible assets of $3.4 million and $1.3 million for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, there were $16.8 million of these intangible assets which will be amortized in lesser amounts over the next 19 years.  Also included in income from equity-method investment, is accretion income associated with the fair valuation of certain of BHG's liabilities of $2.5 million for the year ended December 31, 2016, while no accretion income was recorded in 2015. At December 31, 2016, there were $18.1 million of these liabilities which will be accreted in lesser amounts over the next 10 years.

During the years ended December 31, 2016 and 2015, respectively, Pinnacle Financial and Pinnacle Bank received $29.0 million and $7.2 million in dividends in the aggregate from BHG, which reduced the carrying amount of our investment in BHG while earnings from BHG increase the carrying amount of our investment in BHG. Our proportionate share of earnings from BHG are included in our consolidated tax return. Profits from intercompany transactions are eliminated. Earnings from BHG may fluctuate from period-to-period.

As our ownership interest in BHG is 49%, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity method investment in noninterest income.  For the year ended December 31, 2016, BHG reported $136.7 million in gross revenues compared to $144.8 million for the year ended December 31, 2015.  The following discussion considers BHG's results of operations for 2016 and 2015 prior to consideration of our ownership interest.

•
Approximately $95.6 million, or 69.9%, of these revenues for the year ended December 31, 2016 related to gains on the sale of commercial loans BHG had previously issued to doctor, dentist and other medical practices compared to $71.0 million or 49.0% for the year ended December 31, 2015.  BHG refers to this activity as its core product.  BHG typically funds these loans from cash reserves on its balance sheet.  Subsequently, these core product loans are sold with limited or no recourse to BHG to a network of community banks and other financial institutions at a premium to the par value of the loan.  The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments.  BHG retains no servicing or other responsibilities related to the core product loan once sold.  As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model.  At December 31, 2016, there were $1.2 billion in core product loans previously sold by BHG that were actively serviced by BHG's bank network of purchasers.

Traditionally, BHG, at its sole option, may also provide purchasers of these core product loans the ability to substitute the acquired loan with another more recently-issued BHG medical practice loan should the previously-acquired loan become at least 90-days past due as to its monthly payments.  This substitution is subject to the purchaser having adhered to the standards of its purchase agreement with BHG.  Additionally, all substitutions are subject to the approval by BHG's board of directors.  As a result, the reacquired loans are deemed purchase credit impaired and recorded on BHG's balance sheet at the net present value of the loan's anticipated cash flows.  BHG will then initiate collection efforts and attempt to restore the reacquired loan to performing status.  During 2016, BHG's substitution losses related to these activities totaled approximately $23.4 million.  As a result, BHG maintained a liability as of December 31, 2016 of $45.9 million that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution.

•
BHG will maintain loans on its balance sheet for a period of time prior to sale or transfer to a purchaser. BHG also has an investment portfolio on which it earns interest and dividend income. Net interest income and fees associated with this activity amounted to $20.3 million and $18.1 million for the years ended December 31, 2016 and 2015, respectively.

•
Additionally, BHG will also refer loans to other financial institutions and, based an agreement with the institution, earn a fee for doing so.  Typically, these are loans that BHG believes would either be classified as consumer-type loans rather than commercial loans, the loans fail to meet the credit underwriting standards of BHG but another institution will accept the loans or these are loans to borrowers in certain geographic locations where BHG has elected not to do business.  For the year ended December 31, 2016 and 2015, BHG recognized fee income of $10.0 million and $7.4 million, respectively, from these activities.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients and other items. Interchange revenues increased as a result of increased debit and credit card transactions as compared to the comparable periods in 2015 and 2014 resulting from both acquired and organic growth. As our assets now exceed $10 billion, the interchange revenues we earn will be negatively impacted beginning in the third quarter of 2017 due to the limits on interchange fees permitted under the Durbin Amendment of the Dodd-Frank Act. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $3.5 million for the year ended December 31, 2016 compared to $2.5 million for the year ended December 31, 2015. The increase in earnings on these bank-owned life insurance policies resulted primarily from the additional $66.7 million in bank-owned life insurance with terms similar to our existing policies which were added upon acquisition of Avenue. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. Loan swap fees are also included in other noninterest income and increased by $1.3 million when compared to the year ended December 31, 2015 and by $2.3 million between 2015 and 2014 as a result of increased market demand for these products in the current rate environment.

Noninterest Expense.  The following is our noninterest expense for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Years ended December 31,		2016-2015 Percent Increase	Year ended December 31,	2015-2014 Percent Increase
	2016	2015	(Decrease)	2014	(Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$83,164	$60,980	36.38%	$48,935	24.61%
Commissions	5,932	5,594	6.04%	5,397	3.65%
Cash and equity incentives	27,182	22,222	22.32%	20,534	8.22%
Employee benefits and other	24,541	17,133	43.24%	13,454	27.35%
Total salaries and employee benefits	140,819	105,929	32.94%	88,320	19.94%
Equipment and occupancy	35,073	27,242	28.75%	24,087	13.10%
Other real estate expense	395	(306)	NM	664	NM
Marketing and business development	6,536	4,863	34.40%	4,128	17.81%
Postage and supplies	3,929	3,228	21.72%	2,392	34.95%
Amortization of intangibles	4,281	1,974	116.87%	948	108.23%
Merger-related charges	11,747	4,797	144.88%	-	NM
Other noninterest expense:
Deposit related expenses	8,315	5,173	60.74%	4,619	11.99%
Lending related expenses	11,938	7,635	56.36%	4,132	84.78%
Investment sales expense	478	403	18.61%	354	13.84%
Trust expenses	838	529	58.41%	529	0.00%
FHLB restructuring	-	481	(100.00%)	-	NM
Administrative and other expenses	11,936	8,929	33.68%	6,127	45.73%
Total other noninterest expense	33,505	23,150	44.73%	15,761	46.88%
Total noninterest expense	$236,285	$170,877	38.28%	$136,300	25.37%

The increase in total salaries and employee benefits expense in 2016 over 2015 and 2014 is primarily the result of an increase in the number of employees in 2016 over 2015 and 2014.  At December 31, 2016, our associate base had expanded to 1,179.5 full-time equivalent associates as compared to 1,058.5 and 764.0 at December 31, 2015 and 2014, respectively, primarily resulting from our acquisitions of CapitalMark, Magna and Avenue. We expect salary and employee benefit expenses will continue to rise as we continue to hire more experienced bankers throughout our expanded footprint and if we are able to consummate our proposed acquisition of BNC. Moreover, as we increase in size and now exceed $10 billion in total assets, we also expect our compliance costs, FDIC insurance assessment expense and salaries and benefits costs to increase.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan, and all of our associates participate in our equity compensation plans. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of revenues and earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. In 2016, our cash incentives represented 90% of targeted incentive compensation compared to 100% in 2015 and 123% in 2014.

Employee benefits and other expenses include costs associated with our 401k plan, health insurance, and payroll taxes.  Also, included in employee benefits and other expense for the years ended December 31, 2016, 2015 and 2014, were approximately $11.0 million, $7.3 million and $5.3 million, respectively, of compensation expenses related to equity-based awards, for restricted shares or restricted share units, including those with performance-based vesting criteria.  We have not issued stock options since 2008.

Equipment and occupancy expense for the year ended December 31, 2016 was 28.7% greater than in 2015 which was 13.1% greater than in 2014, primarily due to the locations acquired upon our mergers with Avenue, CapitalMark and Magna. Additionally, one branch was added in the Knoxville MSA in each of the years ended December 31, 2014, 2015 and 2016. We intend to expand our footprint by one location in each of the Knoxville, Chattanooga, and Memphis MSAs annually. In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries benefits expense.

Marketing and business development expense for the year ended December 31, 2016 was 34.4% greater than in 2015 which was 17.8% greater than in 2014. The primary source of the increase in 2016 as compared to 2015 is related to our advertising and banking sponsorships with a professional sports franchise in Memphis, which was entered into during 2016.

Noninterest expense related to the amortization of intangibles was $4.3 million for the year ended December 31, 2016 compared to $2.0 million and $948,000 for the years ended December 31, 2015 and 2014, respectively. The following table outlines our amortizing intangible assets and the related amortizable life of our acquired intangible assets:
	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)
Core Deposit Intangible:
Mid-America	2007	$9.5	10
CapitalMark	2015	6.2	7
Magna Bank	2015	3.2	6
Avenue	2016	8.8	9
Book of Business Intangible:
Miller Loughry Beach	2008	1.3	20
CapitalMark Trust	2015	0.3	16

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense is estimated to decrease from $4.3 million to $1.3 million per year over the next five years with lesser amounts for the remaining amortization period.

During the years ended December 31, 2016 and 2015, respectively, merger-related charges of $11.7 million and $4.8 million were incurred associated with our acquisitions of Avenue, CapitalMark and Magna. Merger expense during 2016 includes legal costs incurred associated with the Avenue merger to defend ourselves and Avenue's directors in a shareholder suit as well as investigation and other legal costs associated with a former director's alleged improper trading in Avenue common stock. Merger expense for the years ended December 31, 2016 and 2015, also includes the costs of technical conversions which were completed in the fourth quarter of 2015 for Magna, in the first quarter of 2016 for CapitalMark and in the third quarter of 2016 for Avenue. Associate related expenses such as retention bonuses are also included in these expenses. We do not expect any future merger-related charges due to the acquisitions of CapitalMark and Magna, and we do not expect future merger-related charges due to the acquisition of Avenue, if any, to be significant. However, merger-related charges are expected to be incurred related to our proposed acquisition of BNC during 2017.

Total other noninterest expenses increased by $10.4 million to $33.5 million during 2016 when compared to 2015.  Included in other noninterest expenses are deposit and lending related expenses, investment and trust sales expenses, FHLB restructuring expense and administrative expenses. Lending expenses increased by $4.3 million primarily as a result of our expanding credit card platform.  Administrative and other expenses increased by $3.0 million to $11.9 million during 2016 when compared to 2015. Included in those expenses was an increase of $893,000 in the loss on foreclosed other repossessed assets. Franchise tax expense increased approximately $2.0 million as compared to 2015 as a result of state income tax credits being applied to excise tax in 2016 as compared to franchise tax in 2015. Total other noninterest expenses increased by $7.4 million to $23.2 million during 2015 when compared to 2014. Included in other noninterest expenses are deposit and lending related expenses, investment and trust sales expenses, FHLB restructuring expense and administrative expenses. Lending expenses increased by $3.5 million primarily as a result of our expanding credit card platform and the resulting third-party processing expenses.  Administrative and other expenses increased by $2.8 million to $8.9 million during 2015 when compared to 2014. We incurred increases of approximately $1.2 million in regulatory expenses, director fees, legal costs, data processing expenses and insurance expenses primarily as a result of our CapitalMark and Magna acquisitions. We also incurred increases in franchise tax expense of approximately $544,000 due to increased franchise and excise tax obligations resulting from the complete utilization of our state net operating loss. We also experienced an increase of $402,000 in losses on other repossessed assets.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 53.0% in fiscal year 2016 compared to 52.9% in fiscal year 2015 and 55.5% in fiscal year 2014. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Income Taxes.  During the year ended December 31, 2016, Pinnacle Financial recorded income tax expense of $64.2 million. Our effective income tax rate was 33.5% for the year ended December 31, 2016 and 33.3% for the years ended December 31, 2015 and 2014, which is principally impacted by our investments in bank-qualified municipal securities, our real estate investment trust, participation in the Tennessee CITC program, and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and certain merger-related expenses. In the event the federal corporate tax rate decreases, as is currently being discussed in Congress, we would be required to write down the value of our deferred tax asset, which would negatively impact income tax expense. Our net deferred tax assets were $49.8 million at December 31, 2016.

Financial Condition

Our consolidated balance sheet at December 31, 2016 reflects an increase of $1.907 billion in outstanding loans to $8.450 billion and an increase of $1.788 billion in total deposits to $8.759 billion from December 31, 2015. Total assets were $11.195 billion at December 31, 2016 as compared to $8.715 billion at December 31, 2015. We acquired loans of $952.5 million and deposits totaling $966.7 million upon our acquisition of Avenue in 2016. Collectively, we acquired $1.298 billion in loans and $1.406 billion in deposits upon our acquisitions of CapitalMark and Magna in 2015.

Loans.  The composition of loans at December 31 for each of the past five years and the percentage (%) of each segment to total loans are summarized as follows (dollars in thousands):

	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$3,193,496	37.8%	$2,275,483	34.8%	$1,544,091	33.6%	$1,383,435	33.4%	$1,178,196	31.7%
Consumer real estate - Mortgage	1,185,917	14.0%	1,046,517	16.0%	721,158	15.7%	695,616	16.8%	679,926	18.3%
Construction and land development	912,673	10.8%	747,697	11.4%	322,466	7.0%	316,191	7.6%	313,552	8.4%
Commercial and industrial	2,891,710	34.2%	2,228,542	34.1%	1,784,729	38.9%	1,605,547	38.7%	1,446,578	39.0%
Consumer and other	266,129	3.2%	244,996	3.7%	217,583	4.8%	143,704	3.5%	93,910	2.6%
Total loans	$8,449,925	100.0%	$6,543,235	100.0%	$4,590,027	100.0%	$4,144,493	100.0%	$3,712,162	100.0%

We have experienced growth in all segments of our portfolio. At December 31, 2016, our loan portfolio composition remained relatively consistent with the composition at December 31, 2015. Despite the acquisitions that were completed during 2015 and 2016, we believe that loan growth in 2017 in the commercial real estate – mortgage segment will outpace loan payoffs in that segment of the portfolio resulting in an increase in the percentage of commercial real estate - mortgage loans as a percentage of total loans. The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At December 31, 2016, approximately 42.4% of the outstanding principal balance of our commercial real estate - mortgage loans was secured by owner-occupied commercial real estate properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Growth in the construction and development loan segment reflects the development of the local economies in which we operate and is diversified between commercial, residential and land.

The following table classifies our fixed and variable rate loans at December 31, 2016 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2016
	Fixed Rates	Variable Rates(*)	Totals	At December 31, 2016	At December 31, 2015
Based on contractual maturity:
Due within one year	$382,387	$1,389,574	$1,771,961	21.0%	20.3%
Due in one year to five years	2,051,012	1,904,829	3,955,841	46.8%	46.1%
Due after five years	997,684	1,724,439	2,722,123	32.2%	33.6%
Totals	$3,431,083	$5,018,842	$8,449,925	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$-	$2,008,804	$2,008,804	23.8%	21.8%
Due within one year	382,387	2,656,928	3,039,315	36.0%	33.9%
Due in one year to five years	2,051,012	298,603	2,349,615	27.8%	29.3%
Due after five years	997,684	54,507	1,052,191	12.4%	15.0%
Totals	$3,431,083	$5,018,842	$8,449,925	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

(*)Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Included in variable rate loans are $469 million of loans which are currently priced at their contractual floors with a weighted average rate of 4.55%. The weighted average contractual rate on these loans is 3.86% As a result, interest income on these loans will not change until the contractual rate on the underlying loan exceeds the interest rate floor.

Loan Origination Risk Management. We maintain lending policies and procedures designed to maximize lending opportunities within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing loans. Diversification in the loan portfolio is measured and monitored as a means of managing risk associated with fluctuations in economic conditions.

Underwriting standards are designed to promote relationship banking rather than transactional banking. Management examines current and projected cash flows to determine the expected ability of a borrower to repay its obligations as agreed. Commercial and industrial loans are primarily underwritten based on the identified cash flows of the borrower and generally are collateralized by business assets and may have a personal guaranty of business principals.  Collateral pledged may include the assets being financed or other assets such as accounts receivable, inventory or equipment. Some short-term loans may be advanced on an unsecured basis.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. These loans are viewed primarily as cash flow loans and are underwritten based on the ability of the property (in the case of income producing property), or the borrower's business (if owner occupied) to generate sufficient cash flow to amortize the debt.  Secondary emphasis is placed upon collateral value and the financial strength of guarantors, if any. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. As detailed in the discussion of real estate loans below, the properties securing our commercial real estate portfolio generally are diverse in terms of type and industry and we measure and monitor concentrations regularly. We believe this diversity helps reduce our exposure to adverse economic events that affect any single industry or type of real estate product. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography and risk grade criteria. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve.

Given the positive economic outlook for our current geographic markets, we continue to make  loans for commercial construction and development projects. Construction loans are underwritten utilizing independent appraisals, sensitivity analysis of absorption and lease rates, financial analysis of the developers and property owners, and expectations of the permanent mortgage market, among other items. Construction loans are generally based upon estimates of costs and appraised value associated with the completed project, which may be inaccurate. Construction loans involve the disbursement of funds during construction with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be sales of developed property, refinancing in the permanent mortgage market, or an interim loan commitment from us until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans because their ultimate repayment depends on the satisfactory completion of construction and is sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Lending Concentrations.  We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2016 and 2015 (in thousands):

	At December 31, 2016
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2015

Lessors of nonresidential buildings	$1,294,366	$407,487	$1,701,853	$1,078,211
Lessors of residential buildings	526,259	347,975	874,234	500,266
New housing operative builders	229,035	157,370	386,405	206,538
Hotels and motels	127,296	164,569	291,865	167,317

Performing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due between 30 and 90 days and greater than 90 days as of December 31, 2016 and 2015 (dollars in thousands):

Accruing loans past due 30 to 90 days:	December 31, 2016	December 31, 2015
Commercial real estate – mortgage	$3,505	$-
Consumer real estate – mortgage	3,838	6,380
Construction and land development	2,210	309
Commercial and industrial	4,475	4,798
Consumer and other	7,168	6,721
Total accruing loans past due 30 to 90 days	$21,196	$18,208

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$-	$-
Consumer real estate – mortgage	53	1,396
Construction and land development	-	-
Commercial and industrial	-	-
Consumer and other	1,081	373
Total accruing loans past due 90 days or more	$1,134	$1,769

Ratios:
Accruing loans past due 30 to 90 days as a percentage of total loans	0.25%	0.28%
Accruing loans past due 90 days or more as a percentage of total loans	0.01%	0.03%
Total accruing loans in past due status as a percentage of total loans	0.26%	0.31%

Potential Problem Loans.  Potential problem loans amounted to approximately $114.6 million, or 1.4% of total loans outstanding at December 31, 2016, compared to $105.0 million, or 1.6% of total loans outstanding at December 31, 2015. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans. Approximately $4.5 million of potential problem loans were past due at least 30 but less than 90 days as of December 31, 2016.

Non-Performing Assets and Troubled Debt Restructurings.  At December 31, 2016, we had $33.7 million in nonperforming assets compared to $36.3 million at December 31, 2015. Included in nonperforming assets were $27.6 million in nonperforming loans and $6.1 million in other real estate owned at December 31, 2016 and $29.3 million in nonperforming loans and $7.0 million in other real estate owned at December 31, 2015.   At December 31, 2016 and 2015, there were $15.0 million and $8.1 million, respectively, of troubled debt restructurings that were performing as of the restructured date and remain in a performing status.

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

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. During 2016, 2015 and 2014, respectively, we recognized $159,000, $308,000 and $256,000 of interest income from nonperforming loans, reflecting cash payments received from the borrower and our belief, at the time of payment, that the underlying collateral supported the carrying amount of the loans.

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

At December 31, 2016, we owned $6.1 million in other real estate which we had acquired, usually through foreclosure, from borrowers compared to $5.1 million at December 31, 2015; the majority of this real estate is located within our principal markets. We categorize other real estate owned into three types: developed lots, undeveloped land, and other. Included in the "other" category are primarily condominiums, office buildings and residential homes that are not new construction. The following table shows the amounts of our other real estate owned in such categories (in thousands):

	December 31,
	2016	2015
Developed lots	$1,656	$1,748
Undeveloped land	1,912	1,830
Other	2,522	1,505
	$6,090	$5,083

The following table is a summary of our nonperforming assets and troubled debt restructurings at December 31, 2016 and 2015 (in thousands):

	At December 31, 2016	At December 31, 2015
Nonperforming assets:
Nonperforming loans (1):
Commercial real estate – mortgage	$4,921	$5,821
Consumer real estate – mortgage	8,073	9,346
Construction and land development	6,613	7,607
Commercial and industrial	7,495	1,683
Consumer and other	475	4,902
Total nonperforming loans (1)	27,577	29,359
Other real estate owned	6,090	5,083
Other reposessessed assets	-	1,906
Total nonperforming assets	33,667	36,348
Troubled debt restructurings:
Commercial real estate – mortgage	213	223
Consumer real estate – mortgage	3,388	3,692
Construction and land development	7	-
Commercial and industrial	11,359	4,145
Consumer and other	41	28
Total troubled debt restructurings	15,008	8,088
Total nonperforming assets and troubled debt restructurings	$48,675	$44,436

Ratios:
Nonperforming loans to total loans	0.33%	0.45%
Nonperforming assets to total loans plus other real estate owned	0.40%	0.56%
Nonperforming assets plus troubled debt restructurings to total loans and other real estate owned	0.58%	0.68%
Nonperforming assets, potential problem loans and troubled debt restructurings to Pinnacle Bank Tier I capital and allowance for loan losses	16.20%	19.40%
Classified Asset Ratio (Pinnacle Bank)(2)	16.40%	18.70%
Allowance for loan loss coverage ratio	213.9%	222.9%
______________________
(1)	Approximately $16.7 million and $19.0 million as of December 31, 2016 and 2015, respectively, of nonperforming loans included above are currently paying pursuant to their contractual terms.
(2)	Classified assets as a percentage of Tier 1 capital plus allowance for loan losses.

Allowance for Loan Losses (allowance).  We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of December 31, 2016, and 2015, our allowance for loan losses was $59.0 million and $65.4 million, respectively, which our management deemed to be adequate at each of the respective dates.  The decrease in the allowance for loan losses in 2016 as compared to 2015 is primarily the result of improving credit metrics within our portfolio, including the reduction in net charge-offs and an increase in our coverage ratio.  Our allowance for loan loss as a percentage of total loans has decreased from 1.00% at December 31, 2015 to 0.70% at December 31, 2016, primarily as a result of recording acquired portfolios at fair value upon acquisition. The allowance for loan losses for purchased loans is calculated similar to that utilized for legacy Pinnacle Bank loans. Pinnacle Financial's accounting policy is to compare the computed allowance for loan losses for purchased loans to the remaining fair value adjustment. If the computed allowance at the loan level is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a charge to the provision for loan losses. The judgments and estimates associated with our allowance determination are described under "Critical Accounting Estimates" above.

The following table sets forth, based on management's best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (in thousands):

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate – Mortgage	$13,655	37.8%	$15,513	34.8%	$22,202	33.6%	$21,372	33.4%	$19,634	31.7%
Consumer real estate – Mortgage	6,564	14.0%	7,220	16.0%	5,424	15.7%	8,355	16.8%	8,762	18.3%
Construction and land development	3,624	10.8%	2,903	11.4%	5,724	7.0%	7,235	7.6%	9,164	8.5%
Commercial and industrial	24,743	34.2%	23,643	34.1%	29,167	38.9%	25,134	38.7%	24,738	39.0%
Consumer and other	9,520	3.2%	15,616	3.7%	1,570	4.8%	1,632	3.5%	1,094	2.5%
Unallocated	874	NA	537	NA	3,272	NA	4,242	NA	6,025	NA
Total allowance for loan losses	$58,980	100.0%	$65,432	100.0%	$67,359	100.0%	$67,970	100.0%	69,417	100.0%

The decrease in the overall allowance for loan losses is due to the improvement in the larger segments of our loan portfolio, which is largely influenced by the overall improvement in the economy in our current geographic markets. Net charge-offs in the consumer portfolio have remained elevated in 2016, primarily due to the non-prime automobile portfolio. The balance of the non-prime automobile portfolio continues to decrease period over period. The allocation by category is determined based on the assigned risk rating, if applicable, and qualitative factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired loans were approximately $1.1 million at December 31, 2016 compared to $5.2 million at December 31, 2015. The decrease is primarily related to the resolution of impaired loans with a specific allowance in 2016. The unallocated category is intended to allow for losses that are inherent in our portfolio that we have not yet identified or attributable to a specific risk factor and for modeling imprecision.  Additional information on the allocation of the allowance between performing and impaired loans is provided in Note 6 to the "Notes to the Consolidated Financial Statements."

The following is a summary of changes in the allowance for loan losses for each of the years in the five year period ended December 31, 2016 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	2016	2015	2014	2013	2012
Balance at beginning of period	$65,432	$67,359	$67,970	$69,417	$73,975
Provision for loan losses	18,328	9,188	3,635	7,857	5,569
Charged-off loans:
Commercial real estate - Mortgage	(276)	(384)	(875)	(4,123)	(4,667)
Consumer real estate - Mortgage	(788)	(365)	(1,621)	(2,250)	(6,731)
Construction and land development	(231)	(190)	(301)	(1,351)	(2,530)
Commercial and industrial	(5,801)	(2,207)	(3,095)	(8,159)	(4,612)
Consumer and other	(24,016)	(18,002)	(1,811)	(1,369)	(1,117)
Total charged-off loans	(31,112)	(21,148)	(7,703)	(17,252)	(19,657)
Recoveries of previously charged-off loans:
Commercial real estate - Mortgage	208	85	538	500	285
Consumer real estate - Mortgage	546	874	671	1,209	818
Construction and land development	545	1,479	277	1,464	1,155
Commercial and industrial	2,138	1,730	1,484	4,531	7,175
Consumer and other loans	2,895	5,865	487	244	97
Total recoveries of previously charged-off loans	6,332	10,033	3,457	7,948	9,530
Net charge-offs	(24,780)	(11,115)	(4,246)	(9,304)	(10,127)
Balance at end of period	$58,980	$65,432	$67,359	$67,970	$69,417

Ratio of allowance for loan losses to total loans outstanding at end of period	0.70%	1.00%	1.47%	1.64%	1.87%
Ratio of net charge-offs to average loans outstanding for the period	0.33%	0.21%	0.10%	0.24%	0.29%

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

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $1.323 billion and $966.4 million at December 31, 2016 and 2015, respectively. Our investment to asset ratio has increased slightly from 11.1% at December 31, 2015 to 11.8% at December 31, 2016.  Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source.

A summary of certain aspects of our investment portfolio at December 31, 2016 and 2015 follows:

	December 31,
	2016	2015
Weighted average life	5.26 years	4.90 years
Effective duration	3.16%	3.04%
Weighted average coupon	2.85%	3.04%
Tax equivalent yield	2.42%	2.45%

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories but are listed below these categories as of December 31, 2016 and 2015 (in thousands):

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2016:
Securities available-for-sale:
Due in one year or less	$-	0.00%	$700	1.21%	$1,355	4.92%	$501	1.69%	$2,556	3.27%
Due in one year to five years	250	1.75%	250	1.25%	60,052	4.56%	1,039	1.64%	61,591	4.49%
Due in five years to ten years	-	0.00%	10,023	1.62%	106,685	4.41%	7,061	4.83%	123,769	4.21%
Due after ten years	-	0.00%	10,796	1.39%	44,628	3.67%	-	0.00%	55,424	3.22%
	$250	0.00%	$21,769	1.49%	$212,720	4.30%	$8,601	4.27%	243,340	4.04%
Mortgage-backed securities									976,626	2.00%
Asset-backed securities									78,580	2.59%
									$1,298,546	2.42%

Securities held-to-maturity:
Due in one year or less	$-	0.0%	$-	0.0%	$594	1.63%	$-	0.0%	$594	1.63%
Due in one year to five years	-	0.0%	-	0.0%	10,186	2.79%	-	0.0%	10,186	2.79%
Due in five years to ten years	-	0.0%	-	0.0%	10,586	3.01%	-	0.0%	10,586	3.01%
Due after ten years	-	0.0%	-	0.0%	3,885	3.72%	-	0.0%	3,885	3.72%
	$-	0.0%	$-	0.0%	$25,251	3.00%	$-	0.0%	$25,251	3.00%
Mortgage-backed securities									-	0.00%
Asset-backed securities									-	0.00%
Total held-for-sale securities									$25,251	3.00%

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2015:
Securities available-for-sale:
Due in one year or less	$-	0.0%	$1,001	0.97%	$3,694	3.69%	$1,475	0.81%	$6,170	2.56%
Due in one year to five years	-	0.0%	1,664	1.40%	25,260	5.80%	7,650	4.67%	34,574	5.34%
Due in five years to ten years	-	0.0%	94,493	2.33%	101,204	4.95%	988	1.29%	196,685	3.67%
Due after ten years	-	0.0%	31,035	2.43%	34,884	4.50%	-	0.00%	65,919	3.53%
	$-	0.0%	$128,193	2.33%	$165,042	4.96%	$10,133	3.78%	303,348	3.81%
Mortgage-backed securities									582,916	2.27%
Asset-backed securities									48,801	1.27%
									$935,065	2.72%

Securities held-to-maturity:
Due in one year or less	$-	0.0%	$-	0.0%	$1,072	1.37%	$-	0.0%	$1,074	1.37%
Due in one year to five years	-	0.0%	-	0.0%	8,643	2.57%	-	0.0%	8,686	2.57%
Due in five years to ten years	-	0.0%	-	0.0%	12,804	2.85%	-	0.0%	12,920	2.85%
Due after ten years	-	0.0%	-	0.0%	8,858	3.83%	-	0.0%	8,906	3.83%
	$-	0.0%	$-	0.0%	$31,377	3.00%	$-	0.0%	$31,586	3.00%
Mortgage-backed securities									-	0.00%
Asset-backed securities									-	0.00%
Total held-for-sale securities									$31,586	3.00%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

Deposits and Other Borrowings.  We had approximately $6.971 billion of deposits at December 31, 2015 compared to $8.759 billion at December 31, 2016.  Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $85.7 million at December 31, 2016 and $79.1 million at December 31, 2015. Additionally, at December 31, 2016, we had borrowed $406.3 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati) compared to $300.3 million at December 31, 2015.  At December 31, 2016, we had an estimated $1.432 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by us and the subsequent approval by the FHLB Cincinnati.

Generally, we have classified our funding as core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $250,000 or greater. All other funding is deemed to be non-core. Non-core is further segmented between relationship based non-core funding and wholesale funding. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at December 31, 2016 and 2015 (in thousands):

	December 31, 2016	Percent	December 31, 2015	Percent
Core funding:
Noninterest-bearing deposit accounts	$2,399,191	24.99%	$1,889,865	25.22%
Interest-bearing demand accounts	1,737,996	18.10%	1,355,404	18.09%
Savings and money market accounts	3,185,186	33.17%	2,683,045	35.81%
Time deposit accounts less than $250,000	512,599	5.34%	403,293	5.38%
Total core funding	7,834,972	81.60%	6,331,607	84.50%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits	30,328	0.32%	34,144	0.46%
Reciprocating money market accounts	519,769	5.41%	318,905	4.26%
Reciprocating time deposits (1)	58,838	0.61%	50,203	0.67%
Other time deposits	198,689	2.07%	229,265	3.06%
Securities sold under agreements to repurchase	85,707	0.89%	79,084	1.06%
Total relationship based non-core funding	893,331	9.29%	711,601	9.50%
Wholesale funding:
Public funds	-	0.00%	-	0.00%
Brokered deposits	116,710	1.22%	7,288	0.10%
Federal Home Loan Bank advances	406,304	4.23%	300,305	4.01%
Subordinated debt – Pinnacle Bank	127,486	1.33%	60,000	0.80%
Subordinated debt – Pinnacle Financial	223,282	2.33%	82,476	1.10%
Total wholesale funding	873,782	9.10%	450,069	6.01%
Total non-core funding	1,767,113	18.40%	1,161,670	15.50%
Totals	$9,602,085	100.00%	$7,493,277	100.00%

(1)
The reciprocating time deposit category consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies limit the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  As noted in the table above, our core funding as a percentage of total funding decreased from 84.5% at December 31, 2015 to 81.6% at December 31, 2016.  Continuing to grow our core deposit base is a key strategic objective of our firm. Our current growth plans contemplate that we may increase our non-core funding amounts from current levels, but we do not currently anticipate that such increases will exceed our internal policies.

When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives.  We increased our exposure to brokered deposits in 2016 as a measure to diversify wholesale funding sources.  The Asset Liability Management Policy institutes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically.  Both our overall reliance on wholesale funding and exposure to brokered deposits were well within those policy limitations as of December 31, 2016.

The amount of time deposits as of December 31, 2016 amounted to $836.9 million. The following table, which includes core, non-core and reciprocal deposits, shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$63,608	0.73%
Over three but less than six months	48,451	0.72%
Over six but less than twelve months	56,956	0.75%
Over twelve months	64,956	1.20%
	233,971	0.86%
Denomination $100,000 and greater
Three months or less	176,222	0.64%
Over three but less than six months	119,011	0.76%
Over six but less than twelve months	153,790	0.83%
Over twelve months	153,859	1.35%
	602,882	0.89%
Totals	$836,853	0.88%

Subordinated debt and other borrowings.  Pinnacle Bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.  Under the borrowing agreements with the FHLB Cincinnati, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.  At December 31, 2016, Pinnacle Bank had received advances from the FHLB totaling $406.3 million. Additionally, Pinnacle Financial recognized a discount on FHLB Cincinnati advances in conjunction with previous acquisitions. The remaining discount was $92,000 at December 31, 2016. At December 31, 2016, the scheduled maturities of these advances and interest rates are as follows (in thousands):

	Scheduled Maturities	Weighted Average Interest Rates(1)

2017	$392,000	0.79%
2018	14,003	1.29%
2019	-	0.00%
2020	182	2.25%
2021	-	0.00%
Thereafter	28	2.75%
	$406,213
Weighted average interest rate		0.81%

(1)	Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2016.

As part of our asset liability policy, to manage our interest rate risk, we utilize various strategies in order to achieve our goals. During 2015, Pinnacle Bank prepaid one of its previously restructured FHLB advances resulting in $481,000 in debt extinguishment expense. No prepayments occurred in 2016.

We have four wholly-owned subsidiaries that are statutory business trusts (the Trusts). We are the sole sponsor of the Trusts and acquired each Trust's common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and used the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  At December 31, 2016, our approximate $2.5 million investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our approximate $82.5 million obligation is reflected as subordinated debt.

	Date Established	Maturity	Common Securities	Trust Preferred Securities	Floating Interest Rate	Interest Rate at December 31, 2016
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.76%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	2.40%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	2.65%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.81%

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

On July 30, 2015, Pinnacle Bank issued $60.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes due 2025 (Pinnacle Bank Notes) in a private placement transaction to institutional investors. On March 10, 2016, Pinnacle Bank issued an additional $70.0 million in aggregate principal amount of the Pinnacle Bank Notes. The Pinnacle Bank Notes issued on March 10, 2016 were priced at 99.023% of the principal amount per note, for an effective interest rate of 5.125%. The maturity date of the Pinnacle Bank Notes is July 30, 2025, although Pinnacle Bank may redeem some or all of the Pinnacle Bank Notes beginning on the interest payment date of July 30, 2020 and on any interest payment date thereafter at a redemption price equal to 100% of the principal amount of the Pinnacle Bank Notes to be redeemed plus accrued and unpaid interest to the date of redemption, subject to the prior approval of the FDIC. Pinnacle Bank may redeem the Pinnacle Bank Notes at any time upon the occurrence of certain tax events, capital events or investment company events.

From the date of the issuance through July 29, 2020, the Pinnacle Bank Notes will bear interest at the rate of 4.875% per year and will be payable semi-annually in arrears on January 30 and July 30 of each year, beginning on January 30, 2016. From July 30, 2020, the Pinnacle Bank Notes will bear interest at a rate per annum equal to the three-month LIBOR rate plus 3.128%, payable quarterly in arrears on each January 30, April 30, July 30, and October 30, beginning on July 30, 2020, through the maturity date or the early redemption date of the Pinnacle Bank Notes.

The sale of the Pinnacle Bank Notes on July 30, 2015 yielded net proceeds of $59.0 million after deducting the placement agents' fees and expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the July 30, 2015 offering, together with available cash, to pay the cash portion of the merger consideration payable to the shareholders of CapitalMark and Magna in connection with those mergers, to pay the amounts necessary to redeem the preferred shares that each of CapitalMark and Magna had issued to the United States Department of the Treasury in connection with their participation in the Treasury's Small Business Lending Fund and for general corporate purposes. The sale of the Notes on March 10, 2016 yielded net proceeds of approximately $68.4 million after deducting the initial purchasers' discount and expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the March 1, 2016 offering for general corporate purposes, (including the repayment of short term borrowings of Pinnacle Bank used to pay a portion of the cash portion of the purchase price for the additional equity interests of BHG acquired by Pinnacle Bank on March 1, 2016).

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

On November 16, 2016, Pinnacle Financial completed the issuance, through a private placement, of $120.0 million aggregate principal amount of Fixed–to-Floating Rate Subordinated Notes due November 16, 2026 (the "Pinnacle Financial Notes") to certain institutional accredited investors. The Pinnacle Financial Notes bear a fixed interest rate of 5.25 percent per annum until November 16, 2021 subject to prior approval of the Federal Reserve, payable semi-annually in arrears. From November 16, 2021, the Pinnacle Financial Notes will bear a floating rate of interest equal to 3-Month LIBOR + 3.884 percent per annum until their maturity on November 16, 2026, or such earlier redemption date, payable quarterly in arrears. The Pinnacle Financial Notes will be redeemable by the Company, in whole or in part, on or after November 16, 2021 or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. The Pinnacle Financial Notes are not subject to redemption at the option of the holders. The sale of the Pinnacle Financial Notes yielded net proceeds of approximately $118.3 million, and the Pinnacle Financial Notes qualify initially as Tier 2 capital for regulatory purposes. The Company used approximately $57 million of the net proceeds to retire all of the outstanding debt under the Company's $75 million revolving credit facility entered into in March 2016. The Company has contributed $50.0 million of the net proceeds to Pinnacle Bank and has returned the remaining net proceeds for general corporate purposes. The foregoing description does not purport to be a complete description of the Pinnacle Financial Notes.

Upon consummation of our proposed merger with BNC, we will assume BNC's obligations under its outstanding $60.0 million subordinated notes issued in September 2014 that mature in October 2024. These notes bear interest at a rate of 5.5% per annum until September 30, 2019 and may not be repaid prior to that date. Beginning on October 1, 2019, if not redeemed on that date, these notes will bear interest at a floating rate equal to the three-month LIBOR determined on the determination date of the applicable interest period plus 359 basis points. The $50.5 million in aggregate principal amount of subordinated debentures issued by trust affiliates of BNC in connection with the issuance of trust preferred securities will also be assumed in connection with our merger with BNC.

On March 29, 2016, Pinnacle Financial entered into a revolving credit facility with a bank for borrowings of up to $75 million under a loan agreement Pinnacle Financial entered into with the bank (the "Loan Agreement"). Borrowings under the revolving credit facility have been used to fund the cash portion of the purchase price of the Avenue merger and to make capital contributions to Pinnacle Bank. Future borrowings may be used for general corporate purposes including to fund capital contributions to Pinnacle Bank. Pinnacle Financial's borrowings under the Loan Agreement bear interest at a rate equal to 2.25% plus the greater of (i) zero percent (0%) and (ii) the one-month LIBOR rate quoted by the lender. The Loan Agreement also requires Pinnacle Financial to pay a quarterly fee equal to 0.35% per annum on the average daily unused amount of the revolving credit facility. As of December 31, 2016, there were no outstanding borrowings under this agreement.

Capital Resources. At December 31, 2016 and 2015, our stockholders' equity amounted to $1.497 billion and $1.156 billion, respectively. Approximately $222.2 million of this increase is attributable to shares of Pinnacle Financial Common Stock issued upon our acquisition of Avenue and additional investment in BHG. At December 31, 2016, Pinnacle Bank's common equity Tier 1 risk-based capital ratio was 9.3%, Tier 1 risk-based capital ratio was 9.3%, the total risk-based capital ratio was 11.2% and the leverage ratio was 9.2%, compared to 9.0%, 9.0%, 10.6% and 8.8% at December 31, 2015, respectively. At December 31, 2016, Pinnacle Financial's common equity Tier 1 risk-based capital ratio was 7.9%, Tier 1 risk-based capital ratio was 8.6%, the total risk-based capital ratio was 11.9% and the leverage ratio was 8.6%, compared to 8.6%, 9.6%, 11.2% and 9.4% at December 31, 2015, respectively.

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

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. These rules refined the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The phase in of the capital conservation buffer began in January 2016 at 0.625% of risk-weighted assets and increases each year on January 1st until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these rules, Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. Upon consummation of our proposed merger with BNC, our total assets will exceed $15 billion and as a result of our total assets exceeding $15 billion as a result of a merger, the subordinated debentures we have issued in connection with our trust preferred securities (along with the subordinated debentures BNC has issued in connection with its trust preferred securities) will cease to qualify as Tier 1 capital. We believe these subordinated debentures will continue to qualify as Tier 2 capital. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

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

In January 2017, we completed the public offering of 3.22 million shares of our common stock in a transaction that resulted in net proceeds to us, after deducing underwriting discounts and commissions and estimated other expenses payable by us, of $191.2 million. We have contributed $185.0 million of these net proceeds to our bank subsidiary.

Dividends.   Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of its retained net profits for that year plus the retained net profits for the preceding two years.  During the year ended December 31, 2016, Pinnacle Bank paid dividends of $27.7 million to us which was within the limits allowed by the TDFI.

During the year ended December 31, 2016, we paid $24.7 million in dividends to common shareholders. On January 17, 2017 our board of directors declared a $0.14 quarterly cash dividend to common shareholders which should approximate $7.0 million in aggregate dividend payments that will be paid on February 24, 2017 to common shareholders of record as of the close of business on February 3, 2017. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

Our interest rate sensitivity modeling incorporates a number of assumptions for both earnings simulation and EVE, including loan and deposit re-pricing characteristics, the rate of loan prepayments, etc. ALCO periodically reviews these assumptions for accuracy based on historical data and future expectations. Our ALCO policy requires that the base scenario assume rates remain flat and is the scenario to which all others are compared in order to measure the change in net interest income and EVE. Policy limits are applied to the results of certain modeling scenarios. While the primary policy scenarios focus is on a twelve month time frame, longer time horizons are also modeled. All policy scenarios assume a static balance sheet, although other scenarios are modeled.

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

At December 31, 2016, our earnings simulation model indicated we were in compliance with our policies for both the gradual and instantaneous interest rate changes.

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

At December 31, 2016, our EVE model indicated we were in compliance with our policies for the scenarios noted above.  However, our policies provide that during certain interest rate cycles, the down basis point rate changes may not be particularly significant given the current slope of the yield curve.  Accordingly, we have currently suspended the calculation of the down rate scenarios for EVE measurement for the down 300 and down 400 scenarios.

Another commonly analyzed scenario that we also analyze is a most-likely earnings simulation scenario that projects the expected change in rates based on a forward yield curve adopted by management using expected balance sheet volumes forecasted by management.  Separate growth assumptions are developed for loans, investments, deposits, etc.  Other interest rate scenarios analyzed by management may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements to further analyze or stress our balance sheet under various interest rate scenarios.

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

Based on information gathered from these various modeling scenarios management believes that as of December 31, 2016, our balance sheet would likely be asset sensitive.

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and the firm's conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers two increases in short-term interest rates in 2017 while the longer end of the rate curve will increase only slightly.  Our "most likely" rate forecast has been basically consistent for several quarters and is based primarily on information we acquire from a service which includes a consensus forecast of numerous benchmarks.  As a result, and in preparing for the anticipated rise in interest rates, we have implemented the following strategies:

·
Reduced our exposure to fixed rate investment securities in relation to total assets from approximately 23% as of December 31, 2010 to a current position of approximately 11.8% of total assets.  This reduction should assist the firm in becoming more asset sensitive over time.

·
Executed a series of cash flow hedges involving approximately $200 million in FHLB borrowings at pre-established fixed rates.  Fixed rate liabilities also provide for a more asset sensitive balance sheet.

·
Participated in interest rate swaps whereby our customers pay a fixed rate which we remit to our counter party while we receive in return a floating rate on these commercial loans.  These loans amounted to approximately $667 million at December 31, 2016.  Floating rate loans promote an asset sensitive balance sheet.

·	Reduced the amount of variable rate loans with in-the-money rate floors from $637.8 million as of December 31, 2015 to $469.3 million as of December 31, 2016
·
Reduced the difference between the weighted average floor rate on floating and variable rate to the weighted average contract rate on these type of loans from 0.81% at December 31, 2015 to 0.69% at December 31, 2016.  This reduction results in requiring a lesser increase in shorter-term rates for the floors to be overcome, thus making these loans with rate floors more asset sensitive over time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At December 31, 2016, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB Cincinnati and, pursuant to a borrowing agreement with the FHLB Cincinnati, has pledged certain assets pursuant to a blanket lien.  As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on the firm's ALCO strategies.  Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity at the FHLB Cincinnati.  At December 31, 2016, we believe we had an estimated $1.432 billion in additional borrowing capacity with the FHLB Cincinnati.  However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $140.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month.  There were no outstanding borrowings under these agreements at December 31, 2016, or during the year then ended under such agreements, although we test the availability of these accommodations annually.  Pinnacle Bank also has approximately $1.85 billion in available Federal Reserve discount window lines of credit.

At December 31, 2016, we had $116.7 million in brokered certificates of deposit compared to $7.3 million in brokered certificates of deposit at December 31, 2015.  Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid.  Through the Avenue acquisition, we acquired non-reciprocal time deposits issued through the CDARS network. We also obtained $50 million in non-reciprocal insured cash sweep deposits under a two-year $200 million agreement. Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will continue to represent a small percentage of our total funding in 2017 as we seek to continue maintaining a higher level of core deposits.

Industry regulators have defined additional liquidity guidelines, through the issuance of the Basel III Liquidity Coverage Ratio (LCR) and the Modified LCR, for banking institutions greater than $250 billion in assets, and $50 billion in assets respectively, in the United States. These regulatory guidelines became effective January 2015 with phase in over subsequent years and will require these large institutions to follow prescriptive guidance in determining an absolute level of a high quality liquid asset (HQLA) buffer that must be maintained on their balance sheets in order to withstand a potential liquidity crisis event. Although Pinnacle Financial follows the principles outlined in the Interagency Policy Statement on Liquidity Risk Management, issued March 2010, to determine its HQLA buffer, Pinnacle Financial is not currently subject to these regulations. However, these formulas could eventually be imposed on smaller banks, such as Pinnacle Bank, and require an increase in the absolute level of liquidity on our balance sheet, which could result in lower net interest margins for us in future periods.

At December 31, 2016, we had no significant commitments for capital expenditures.  However, we expect to expand our footprint by one location in each of the Knoxville, Chattanooga and Memphis MSAs annually and intend to add to our information technology platform and will likely incur significant capital expenditures.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds) and FHLB Cincinnati advances.  Information concerning our short-term borrowings as of and for each of the years in the three-year period ended December 31, 2016 is as follows (in thousands):

	At December 31,
	2016	2015	2014
Amounts outstanding at year-end:
Securities sold under agreements to repurchase	$85,706	$79,084	$93,995
Federal funds purchased	-	-	-
Federal Home Loan Bank short-term advances	392,000	280,000	180,000

Weighted average interest rates at year-end:
Securities sold under agreements to repurchase	0.22%	0.21%	0.18%
Federal funds purchased	-	-	-
Federal Home Loan Bank short-term advances	0.79%	0.49%	0.16%

Maximum amount of borrowings at any month-end:
Securities sold under agreements to repurchase	$92,941	$81,246	$107,244
Federal funds purchased	2,567	-	-
Federal Home Loan Bank short-term advances	763,000	620,000	260,000

Average balances for the year:
Securities sold under agreements to repurchase	$75,950	$68,037	$67,999
Federal funds purchased	1,219	606	1,014
Federal Home Loan Bank short-term advances	489,333	224,583	80,417

Weighted average interest rates for the year:
Securities sold under agreements to repurchase	0.24%	0.20%	0.21%
Federal funds purchased	0.98%	0.81%	0.86%
Federal Home Loan Bank short-term advances	0.62%	0.23%	0.17%

The following table presents additional information about our contractual obligations as of December 31, 2016, which by their terms have contractual maturity and termination dates subsequent to December 31, 2016 (in thousands):

	At December 31, 2016
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Contractual obligations:
Certificates of deposit (1)	$595,122	$162,304	$85,719	$6,036	$849,181
Deposits without a stated maturity (2)	7,922,826	-	-	-	7,922,826
Securities sold under agreements to repurchase (1)	85,707	-	-	-	85,707
Federal Home Loan Bank advances (1)	393,175	14,149	22	29	407,375
Junior subordinated debentures (3)	2,593	5,263	5,264	121,212	134,332
Subordinated notes (4)	14,048	28,097	26,629	321,728	390,502
Minimum operating lease commitments	7,568	15,017	14,806	39,008	76,399
Capital lease obligations	417	896	940	3,498	5,751
Totals	$9,021,456	$225,726	$133,380	$491,511	$9,872,073

(1)        Includes unpaid interest through the contractual maturity on both fixed and variable rate obligations. The interest included on variable rate obligations is based on interest rates in effect at December 31, 2016.
(2)        Including interest accrued and upaid through December 31, 2016.
(3)        Due to the uncertainty of future interest rates on borrowings under Pinnacle Financial's junior subordinated debentures issued in connection with trust preferred securities sold by affiliated trusts future interest payments on such obligations are not included in the above table.  At December 31, 2016, Pinnacle Financial had junior subordinated debentures of approximately $82.5 million outstanding. During the year ended December 31, 2016, the interest rate on the junior subordinated debentures issued in connection with trust preferred securities issued in 2003, 2005, 2006 and 2007, respectively, ranged from 3.33% to 3.79%, 2.00% to 2.40%, 2.26% to 2.65%, 3.36% to 3.81% , respectively.  During the year ended December 31, 2016, Pinnacle Financial incurred interest expense of $365,000, $435,000, $488,000 and $1.1 million, respectively, on its junior subordinated debentures issued in 2003, 2005, 2006 and 2007, respectively. See Note 11 "Investments in Affiliated Companies and Subordinated Debt" to Pinnacle Financial's consolidated financial statements for further information.
(4)        Represents interest and principal payments at maturity on Pinnacle Financial's $140.0 million in aggregate principal amount of subordinated notes (including $20.0 million of subordinated notes assumed in connection with Pinnacle Financial's acquisition of Avenue) and Pinnacle Bank's $130.0 million in aggregate principal amount of subordinated notes. $120.0 million of Pinnacle Financial's subordinated notes bear interest at a fixed rate of 5.25% per annum through November 2021, while the $20.0 million of subordinated notes assumed in connection with the Avenue transaction, bear interest at a fixed rate of 6.75% per annun until June 2020. Pinnacle Bank's subordinated notes bear interest at a fixed rate of 4.875% per annum through July 2020. The amounts representing interest payments on the subordinated notes issued by both Pinnacle Financial and Pinnacle Bank for periods after the interest rates are no longer fixed were calculated using the current rates that would be applicable if the floating rate called for by the notes was currently in effect. See Note 11 "Investments in Affiliated Companies and Subordinated Debt" to Pinnacle's consolidated financial statements for further information.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.  Our operating lease commitments are primarily related to our branch and headquarters facilities. The terms of these leases expire at various points ranging from 2017 through 2039. At December 31, 2016, our total minimum operating lease commitment was $76.4 million.

Off-Balance Sheet Arrangements.  At December 31, 2016, we had outstanding standby letters of credit of $131.4 million and unfunded loan commitments outstanding of $3.374 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. The following table presents additional information about our unfunded commitments as of December 31, 2016, which by their terms, have contractual maturity dates subsequent to December 31, 2016 (in thousands):

	At December 31, 2016
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Unfunded commitments:
Lines of credit	$1,062,312	$1,080,003	$539,416	$692,539	$3,374,270
Letters of credit	117,061	12,151	250	1,956	131,418
Totals	$1,179,373	$1,092,154	$539,666	$694,495	$3,505,688

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments.  Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.  At December 31, 2016, we had accrued $1.1 million for the inherent risks associated with off balance sheet commitments.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases guidance requiring the recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for most leases. The guidance becomes effective for us on January 1, 2019.  Pinnacle Financial is currently evaluating the impact on its consolidated financial statements.

In March 2016, the FASB issued updated guidance to Accounting Standards Update 2016-09 Stock Compensation Improvements to Employee Share-Based Payment Activity intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification on the statement of cash flows. This ASU is expected to impact Pinnacle Financial's consolidated financial statements by requiring that all income tax effects related to settlements of share-based payment awards be reported as increases (or decreases) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital. The ASU also requires that all income tax related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows whereas cash flows were previously reported as a reduction to operating cash flows and an increase to financing cash flows. The guidance became effective for us on January 1, 2017.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The ASU may be adopted using either a modified retrospective method or a full retrospective method. Pinnacle Financial intends to adopt the ASU during the first quarter of 2018, as required, using a modified retrospective approach. Pinnacle Financial's preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material impact on the Company's consolidated financial statements as the majority of its revenue stream is generated from financial instruments which are not within the scope of this ASU. However, Pinnacle Financial is still evaluating the impact for other fee-based income. The FASB continues to release new accounting guidance related to the adoption of this ASU and the results of Pinnacle Financial's materiality analysis may change based on conclusions reached as to the application of this new guidance.

Other than those pronouncements discussed above and those which have been recently adopted, there were no other recently issued accounting pronouncements that are expected to materially impact Pinnacle Financial.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 40 through 71 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS

Pinnacle Financial Partners, Inc. and Subsidiaries

Consolidated Financial Statements

Table of Contents

Management Report on Internal Control Over Financial Reporting	74

2016 Report of Independent Registered Public Accounting Firm – Financial Statements	75
2015 Report of Independent Registered Public Accounting Firm – Financial Statements	76

2016 Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting	77

Consolidated Financial Statements:
Consolidated balance sheets	78
Consolidated statements of income	79
Consolidated statements of comprehensive income	80
Consolidated statements of stockholders' equity	81
Consolidated statements of cash flows	82
Notes to consolidated financial statements	83

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Pinnacle Financial Partners, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2016, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting.  This report appears on page 77 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheet of Pinnacle Financial Partners, Inc. and subsidiaries (the Company) as of December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2016.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP

Franklin, Tennessee
February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:
We have audited the accompanying consolidated balance sheet of Pinnacle Financial Partners, Inc. and subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

 /s/ KPMG LLP
Nashville, Tennessee
February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:
We have audited Pinnacle Financial Partners, Inc.'s (the Company's) internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)". The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pinnacle Financial Partners, Inc. and subsidiaries as of December 31, 2016 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2016, and our report dated February 27, 2017 expressed and unqualified opinion on those consolidated financial statements.

/s/ Crowe Horwath LLP

Franklin, Tennessee
February 27, 2017

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2016	2015

Cash and noninterest-bearing due from banks	$84,732,291	$75,078,807
Interest-bearing due from banks	97,529,713	219,202,464
Federal funds sold and other	1,383,416	26,670,062
Cash and cash equivalents	183,645,420	320,951,333

Securities available-for-sale, at fair value	1,298,546,056	935,064,745
Securities held-to-maturity (fair value of $25,233,254 and $31,585,303 at December 31, 2016 and December 31, 2015, respectively)	25,251,316	31,376,840
Mortgage loans held-for-sale	47,710,120	47,930,253
Commercial loans held-for-sale	22,587,971	-

Loans	8,449,924,736	6,543,235,381
Less allowance for loan losses	(58,980,475)	(65,432,354)
Loans, net	8,390,944,261	6,477,803,027

Premises and equipment, net	88,904,145	77,923,607
Equity method investment	205,359,844	88,880,014
Accrued interest receivable	28,234,826	21,574,096
Goodwill	551,593,796	432,232,255
Core deposits and other intangible assets	15,104,038	10,540,497
Other real estate owned	6,089,804	5,083,218
Other assets	330,651,002	265,183,799
Total assets	$11,194,622,599	$8,714,543,684

Deposits:
Non-interest-bearing	$2,399,191,152	$1,889,865,113
Interest-bearing	1,808,331,784	1,389,548,175
Savings and money market accounts	3,714,930,351	3,001,950,725
Time	836,853,761	690,049,795
Total deposits	8,759,307,048	6,971,413,808
Securities sold under agreements to repurchase	85,706,558	79,084,298
Federal Home Loan Bank advances	406,304,187	300,305,226
Subordinated debt and other borrowings	350,768,050	141,605,504
Accrued interest payable	5,573,377	2,593,209
Other liabilities	90,267,267	63,930,339
Total liabilities	9,697,926,487	7,558,932,384
Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $1.00; 90,000,000 shares authorized; 46,359,377 and 40,906,064 issued and outstanding at December 31, 2016 and 2015	46,359,377	40,906,064
Common stock warrants	-	-
Additional paid-in capital	1,083,490,728	839,617,050
Retained earnings	381,072,505	278,573,408
Accumulated other comprehensive loss, net of taxes	(14,226,498)	(3,485,222)
Total stockholders' equity	1,496,696,112	1,155,611,300
Total liabilities and stockholders' equity	$11,194,622,599	$8,714,543,684

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2016	2015	2014
Interest income:
Loans, including fees	$335,734,531	$232,847,334	$184,648,800
Securities:
Taxable	19,179,012	15,060,392	14,227,172
Tax-exempt	6,014,037	5,783,443	6,167,264
Federal funds sold and other	2,681,348	1,478,711	1,126,726
Total interest income	363,608,928	255,169,880	206,169,962

Interest expense:
Deposits	23,917,318	13,209,425	9,953,930
Securities sold under agreements to repurchase	185,305	138,347	140,623
Federal Home Loan Bank advances and other borrowings	14,512,024	5,189,193	3,090,860
Total interest expense	38,614,647	18,536,965	13,185,413
Net interest income	324,994,281	236,632,915	192,984,549
Provision for loan losses	18,328,058	9,188,497	3,634,660
Net interest income after provision for loan losses	306,666,223	227,444,418	189,349,889

Noninterest income:
Service charges on deposit accounts	14,500,679	12,745,742	11,707,274
Investment services	10,757,348	9,971,313	9,382,670
Insurance sales commissions	5,309,494	4,824,007	4,612,583
Gains on mortgage loans sold, net	15,754,473	7,668,960	5,630,371
Investment gains on sales and impairments, net	395,186	552,063	29,221
Trust fees	6,328,021	5,461,257	4,601,036
Income from equity method investment	31,402,923	20,591,484	-
Other noninterest income	36,554,938	24,715,442	16,639,323
Total noninterest income	121,003,062	86,530,268	52,602,478

Noninterest expense:
Salaries and employee benefits	140,818,772	105,928,914	88,319,567
Equipment and occupancy	35,071,654	27,241,477	24,087,335
Other real estate expense (benefit), net	395,561	(305,956)	664,289
Marketing and other business development	6,536,484	4,863,307	4,127,949
Postage and supplies	3,929,323	3,228,300	2,391,838
Amortization of intangibles	4,281,459	1,973,953	947,678
Merger related expenses	11,746,584	4,797,018	-
Other noninterest expense	33,505,586	23,149,743	15,761,027
Total noninterest expense	236,285,423	170,876,756	136,299,683
Income before income taxes	191,383,862	143,097,930	105,652,684
Income tax expense	64,159,167	47,588,528	35,181,517
Net income	$127,224,695	$95,509,402	$70,471,167

Per share information:
Basic net income per common share	$2.96	$2.58	$2.03
Diluted net income per common share	$2.91	$2.52	$2.01
Weighted average common shares outstanding:
Basic	43,037,083	37,015,468	34,723,335
Diluted	43,731,992	37,973,788	35,126,890

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
Net income:	$127,224,695	$95,509,402	$70,471,167
Other comprehensive income (loss), net of tax:
Changes in fair value on available-for-sale securities, net of tax	(9,700,933)	(5,582,965)	11,900,309
Changes in fair value of cash flow hedges, net of tax	(800,188)	(1,725,136)	(3,699,569)
Net gain on sale of investment securities reclassified from other comprehensive income into net income, net of tax	(240,155)	(335,489)	(17,758)
Total other comprehensive income (loss), net of tax	(10,741,276)	(7,643,590)	8,182,982
Total comprehensive income	$116,483,419	$87,865,812	$78,654,149

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the each of the years in the three-year period ended December 31, 2016

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
December 31, 2013	35,221,941	$35,221,941	$550,212,135	$142,298,199	$(4,024,614)	$723,707,661
Exercise of employee common stock options, stock appreciation rights and related tax benefits	302,403	302,403	8,444,894	-	-	8,747,297
Issuance of restricted common shares, net of forfeitures	277,187	277,187	(277,187)	-	-	-
Restricted shares withheld for taxes	(69,048)	(69,048)	(2,256,560)	-	-	(2,325,608)
Compensation expense for restricted shares	-	-	5,308,167	-	-	5,308,167
Common dividends paid	-	-	-	(11,398,285)	-	(11,398,285)
Net income	-	-	-	70,471,167	-	70,471,167
Other comprehensive income	-	-	-	-	8,182,982	8,182,982
December 31, 2014	35,732,483	$35,732,483	$561,431,449	$201,371,081	$4,158,368	$802,693,381
Exercise of employee common stock options, stock appreciation rights and related tax benefits	304,313	304,313	7,187,629	-	-	7,491,942
Issuance of restricted common shares, net of forfeitures	257,218	257,218	(257,218)	-	-	-
Common stock issued in conjunction with CapitalMark acquisition, net of issuance costs	3,306,184	3,306,184	202,648,875	-	-	205,955,059
Common stock issued in conjunction with Magna acquisition, net of issuance costs	1,371,717	1,371,717	62,166,214	-	-	63,537,931
Restricted shares withheld for taxes	(65,851)	(65,851)	(901,502)	-	-	(967,353)
Compensation expense for restricted shares	-	-	7,341,603	-	-	7,341,603
Common dividends paid	-	-	-	(18,307,075)	-	(18,307,075)
Net income	-	-	-	95,509,402	-	95,509,402
Other comprehensive loss	-	-	-	-	(7,643,590)	(7,643,590)
December 31, 2015	40,906,064	$40,906,064	$839,617,050	$278,573,408	$(3,485,222)	$1,155,611,300
Exercise of employee common stock options, stock appreciation rights and related tax benefits	699,810	699,810	16,736,365	-	-	17,436,175
Issuance of restricted common shares, net of forfeitures	200,098	200,098	(200,098)	-	-	-
Common stock issued in conjunction with BHG, net of issuance costs	860,470	860,470	38,833,566	-	-	39,694,036
Common stock issued in conjunction with Avenue, net of acquisition costs	3,760,326	3,760,326	178,708,278	-	-	182,468,604
Restricted shares withheld for taxes	(67,391)	(67,391)	(1,175,282)	-	-	(1,242,673)
Compensation expense for restricted shares	-	-	10,970,849	-	-	10,970,849
Common dividends paid	-	-	-	(24,725,598)	-	(24,725,598)
Net income	-	-	-	127,224,695	-	127,224,695
Other comprehensive loss	-	-	-	-	(10,741,276)	(10,741,276)
December 31, 2016	46,359,377	$46,359,377	$1,083,490,728	$381,072,505	$(14,226,498)	$1,496,696,112

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2016	2015	2014
Operating activities:
Net income	$127,224,695	$95,509,402	$70,471,167
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	8,630,048	5,231,583	4,526,497
Depreciation and amortization	16,995,490	10,268,576	9,282,197
Provision for loan losses	18,328,058	9,188,497	3,634,660
Investment gains on sales and impairments, net	(395,186)	(552,063)	(29,221)
Gain on mortgage loans sold, net	(15,754,473)	(7,668,960)	(5,630,371)
Stock-based compensation expense	10,970,849	7,341,603	5,308,167
Deferred tax expense	14,390,035	5,819,463	394,452
Losses (gains) on disposition of other real estate and other investments	140,992	(433,911)	(74,807)
Gains from equity method investment	(31,402,923)	(20,591,484)	-
Excess tax benefit from stock compensation	(4,604,007)	(4,116,120)	(1,698,521)
Gains on other loans sold, net	(885,320)	-	-
Other loans held for sale:
Loans originated	(112,669,589)	-	-
Loans sold	90,966,938	-	-
Mortgage loans held for sale:
Loans originated	(784,213,817)	(524,679,767)	(331,135,205)
Loans sold	803,498,453	519,134,000	335,577,000
Decrease (increase) in other assets	(17,411,223)	(2,359,490)	4,014,267
(Decrease) increase in other liabilities	2,829,656	(7,487,499)	417,873
Net cash provided by operating activities	126,638,676	84,603,830	95,058,155

Investing activities:
Activities in securities available-for-sale:
Purchases	(583,330,035)	(342,192,699)	(149,051,923)
Sales	72,829,440	189,029,458	2,360,478
Maturities, prepayments and calls	280,805,769	146,441,236	123,949,792
Activities in securities held-to-maturity:
Purchases	(560,000)	(1,550,995)	(923,652)
Sales	-	-	-
Maturities, prepayments and calls	6,200,000	8,185,000	1,229,874
Increase in loans, net	(966,207,993)	(668,297,036)	(455,357,214)
Purchases of premises and equipment and software	(17,058,292)	(10,870,851)	(5,878,562)
Proceeds from sales of software, premises, and equipment	2,187,381	782,482	-
Proceeds from sale of mortgage servicing rights	6,747,626	-	-
Acquisitions, net of cash acquired	17,608,471	5,876,592	-
Increase in equity method investment	(74,100,000)	(75,440,530)	-
Dividends received from equity method investment	28,982,009	7,152,000	-
Increase in other investments	(27,508,882)	(1,712,685)	(4,208,447)
Net cash used in investing activities	(1,253,404,506)	(742,598,028)	(487,879,654)

Financing activities:
Net increase in deposits	822,306,826	783,352,902	249,132,187
Net increase (decrease) in repurchase agreements	6,622,260	(32,784,245)	23,529,404
Advances from Federal Home Loan Bank:
Issuances	1,934,000,000	1,135,000,000	790,000,000
Payments	(1,934,093,153)	(1,092,781,984)	(685,093,244)
Proceeds from subordinated debt and other borrowings, net of issuance costs	243,226,783	59,129,504	-
Repayment of other borrowings	(74,000,302)	(50,290,006)	(2,500,000)
Principal payments of capital lease obligation	(70,401)	-	-
Exercise of common stock options and stock appreciation rights, net of shares surrendered for taxes	11,589,495	3,602,805	6,421,689
Excess tax benefit from stock compensation	4,604,007	4,116,120	1,698,521
Common dividends paid	(24,725,598)	(18,307,075)	(11,398,285)
Net cash provided by financing activities	989,459,917	791,038,021	371,790,272
Net increase (decrease) in cash and cash equivalents	(137,305,913)	133,043,823	(21,031,227)
Cash and cash equivalents, beginning of year	320,951,333	187,907,510	208,938,737
Cash and cash equivalents, end of year	$183,645,420	$320,951,333	$187,907,510
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank (Pinnacle Bank).  Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna) and Avenue Financial Holdings, Inc. (Avenue) on July 31, 2015, September 1, 2015 and July 1, 2016, respectively. Pinnacle Financial and Pinnacle Bank also collectively hold a 49% interest in Bankers Healthcare Group, LLC (BHG), of which 30% was obtained in 2015 and an additional 19% in 2016. BHG is a full-service commercial loan provider to healthcare and other professionals. Pinnacle Bank provides a full range of banking services, including investment, mortgage, and insurance services, and comprehensive wealth management services, in its primary market areas of the Nashville-Davidson-Murfreesboro-Franklin, TN, Knoxville, TN,  Chattanooga, TN-GA and Memphis, TN-MS-AR Metropolitan Statistical Areas. Additionally, as noted in the Subsequent Events disclosure below, on January 22, 2017, Pinnacle Financial and a wholly owned subsidiary of Pinnacle Financial entered into an Agreement and Plan of Merger with BNC Bancorp, a North Carolina corporation.

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

Impairment — Long-lived assets, including purchased intangible assets subject to amortization, such as core deposit intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Pinnacle Financial had $15.1 million and $10.5 million of long-lived amortizing intangibles at December 31, 2016 and 2015, respectively.

Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. The Accounting Standards Codification (ASC) 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines that this is the case, or if a qualitative assessment is not performed, it is required to perform additional goodwill impairment testing to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. Pinnacle Financial performed its annual assessment as of September 30, 2016. The results of the qualitative assessment indicated that the fair value of Pinnacle Financial's sole reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

Should Pinnacle Financial's common stock price decline or other impairment indicators become known, additional impairment testing of goodwill may be required. Should it be determined in a future period that the goodwill has become impaired, then a charge to earnings will be recorded in the period such determination is made.  The following table presents activity for goodwill and other intangible assets:
	Goodwill	Core deposit and other intangible assets	Total
Balance at December 31, 2015	$432,232	$10,540	$442,772
Acquisitions	122,672	8,845	131,517
Amortization	-	(4,281)	(4,281)
Change in purchase price allocation of previous acquisitions	(3,125)	-	(3,125)
Other changes(1)	(185)	-	(185)
Balance at December 31, 2016	$551,594	$15,104	$566,698

(1)	Represents options exercised related to acquisitions which occurred prior to the adoption of ASC 718-20 Compensation.

The following table presents the gross carrying amount and accumulated amortization for the core deposit and other intangible assets, which are subject to amortization:
	December 31, 2016	December 31, 2015
Gross carrying amount	$42,365	$33,520
Accumulated amortization	(27,261)	(22,980)
Net book value	15,104	10,540

Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold, short-term discount notes and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents.  The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2016 as follows:

	For the years ended December 31,
	2016	2015	2014
Cash Payments:
Interest	$37,002,870	$17,435,292	$13,414,134
Income taxes paid	49,503,637	45,715,968	31,350,000
Noncash Transactions:
Loans charged-off to the allowance for loan losses	31,112,118	21,148,034	7,702,661
Loans foreclosed upon with repossessions transferred to other real estate	4,453,060	341,342	4,649,852
Loans foreclosed upon with repossessions transferred to other repossessed assets	1,842,318	8,259,368	2,262,573
Common stock issued in connection with acquisitions	222,162,640	269,492,990	-

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

Other-than-temporary Impairment — A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the security. To determine whether impairment is other-than-temporary, management considers whether the entity expects to recover the entire amortized cost basis of the security by reviewing the present value of the future cash flows associated with the security.  The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as a credit loss and is deemed to be other-than-temporary impairment. If a credit loss is identified, the credit loss is recognized as a charge to earnings and a new cost basis for the security is established. If management concludes that a decline in fair value of a security is temporary and, a full recovery of principal and interest is expected and it is not more-likely-than-not that it will be required to sell the security before recovery of its amortized cost basis, then the security is not other-than-temporarily impaired and the shortfall is recorded as a component of equity.

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

The carrying values of Pinnacle Financial's investment securities could decline in the future if the financial condition of the securities' issuer deteriorates and management determines it is probable that Pinnacle Financial will not recover the entire amortized cost bases of the securities.  As a result, there is a risk that other-than-temporary impairment charges may occur in the future. There is also a risk that other-than-temporary impairment charges may occur in the future if management's intention to hold these securities to maturity and or recovery changes.

Loans held-for-sale — Loans originated and intended for sale are carried at the lower of cost or estimated fair value as determined on a loan-by-loan basis.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Realized gains and losses are recognized when legal title to the loans has been transferred to the purchaser and sales proceeds have been received and are reflected in the accompanying consolidated statement of income in gains on mortgage loans sold, net of related costs such as compensation expenses, for mortgage loans, and as a component of other noninterest income for commercial loans held-for-sale.

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

Loans are reported at their outstanding principal balances, net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.  At December 31, 2016 and 2015, net deferred loan fees of $7.6 million and $4.2 million respectively, were included in loans on the accompanying consolidated balance sheets.

As part of our routine credit monitoring process, commercial loans receive risk ratings by the assigned financial advisor and are subject to validation by our independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those outlined by Pinnacle Bank's primary federal regulator. At December 31, 2016, approximately 79% of Pinnacle Financial's loan portfolio was assigned a specifically assigned risk rating in the allowance for loan loss assessment. Certain consumer loans and commercial relationships that possess certain qualifying characteristics, including individually smaller balances, are generally not assigned an individual risk rating but are evaluated collectively for credit risk as a homogenous pool of loans and individually as either accrual or nonaccrual based on the performance of the loan.

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

Purchased Loans —  Purchased loans, including loans acquired through a merger, are initially recorded at fair value on the date of purchase. Purchased loans that contain evidence of post-origination credit deterioration as of the purchase date are carried at the net present value of expected future cash flows. All other purchased loans are recorded at their initial fair value, and adjusted for subsequent advances, pay downs, amortization or accretion of any fair value premium or discount on purchase, charge-offs and any other adjustment to carrying value. Pursuant to U.S. generally accepted accounting principles (GAAP), management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities as of the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (Day 1 Fair Values).

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

In determining the Day 1 Fair Values of purchased loans with evidence of credit deterioration, management calculates a non-accretable difference (the credit risk component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management's determination of the Day 1 Fair Values. Subsequent increases in expected cash flows will result in an adjustment to accretable yield, which will have a positive impact on interest income. Subsequent decreases in expected cash flows will generally result in increased provision for loan losses. Subsequent increases in expected cash flows following any previous decrease will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield. The accretable difference on purchased loans with evidence of credit deterioration is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. For purchased loans with evidence of credit deterioration for which the expected cash flows cannot be forecasted, these loans are deemed to be collateral dependent, are recorded at their fair value and are placed on nonaccrual.

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

Pinnacle Financial's allowance for loan losses is composed of the result of two independent analyses pursuant to the provisions of ASC 450-20, Loss Contingencies and ASC 310-10-35, Receivables. The ASC 450-20 analysis is intended to quantify the inherent risks in its performing loan portfolio. The ASC 310-10-35 analysis includes a loan-by-loan analysis of impaired loans, both those reported as nonaccrual and troubled-debt restructurings.

In assessing the adequacy of the allowance, Pinnacle Financial also considers the results of Pinnacle Financial's ongoing independent loan review process. Pinnacle Financial undertakes this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in its overall evaluation of the risk characteristics of the entire loan portfolio.  Its loan review process includes the judgment of management, independent internal loan reviewers, and reviews that may have been conducted by third-party reviewers including regulatory examiners. Pinnacle Financial incorporates relevant loan review results in the allowance.

The ASC 450-20 component of the allowance for loan losses begins with a migration analysis based on Pinnacle Financial's internal system of risk rating, if applicable, and historical loss data in its portfolio, by loan type. The migration analysis accumulates losses realized over a rolling four-quarter cycle and is utilized to determine an annualized loss rate for each category for each quarter-end in our look-back period. The look-back period in our migration analysis includes 24 quarters as Pinnacle Financial believes this period is representative of an economic cycle. An average of the loss rates calculated within each category is calculated for each quarter-end in the look-back period. Average loss rates by category are then applied to the end of period loan portfolio. The estimated losses by category are then adjusted by a loss emergence period for each type of loan in our portfolio. A loss emergence period represents the length of time from the initial event which triggered the loss to the recognition of the loss and is validated annually. The loss emergence period was determined for the losses in each category of loans and then applied to the loss rates resulting from the migration analysis. Combined, this provides a quantitative estimate of the results in credit losses inherent in Pinnacle Financial's end of period loan portfolio based on its actual loss experience.

The estimated loan loss allocation for all loan segments is then adjusted for management's estimate of probable losses for a number of qualitative factors that have not been considered in the loan migration analysis. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management, but measured by objective measurements period over period.  The data for each measurement may be obtained from internal or external sources.  The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting factor is applied to the non impaired loan portfolio.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified either in its risk rating or impairment process, as of the balance sheet date, and is based upon quarterly trend assessments in portfolio concentrations, policy exceptions, economic conditions, lending staff performance, independent loan review results, collateral considerations, credit quality, competition and regulatory requirements, enterprise wide risk assessments, and peer group credit quality.  The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors.

The allowance for loan losses for purchased loans is calculated similar to that utilized for legacy Pinnacle Bank loans. Pinnacle Financial's accounting policy is to compare the computed allowance for loan losses for purchased loans to the remaining fair value adjustment. If the computed allowance at the loan level is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a charge to the provision for loan losses.

The ASC 450-20 portion of the allowance includes a small unallocated component.  Pinnacle Financial believes that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories, such as the imprecision in the overall loss allocation measurement process, the subjectivity risk of potentially not considering all relevant environmental categories and related measurements and imprecision in its credit risk ratings process. The appropriateness of the unallocated component of the allowance is assessed each quarter end based upon changes in the overall business environment not otherwise captured.

The impaired loan allowance is determined pursuant to ASC 310-10-35.  Loans are impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual terms means collecting all interest and principal payments of a loan as scheduled in the loan agreement.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely.  A loan may be partially charged-off after a "confirming event" has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the provision for loan losses and is a component of the allowance for loan losses. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan's effective interest rate, or if the loan is collateral dependent, at the fair value of the collateral, less estimated disposal costs. If the loan is collateral dependent, the principal balance of the loan is charged-off in an amount equal to the impairment measurement. The fair value of collateral dependent loans is derived primarily from collateral appraisals performed by independent third-party appraisers.  Management believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans. This analysis is completed for all individual loans greater than $250,000. The resulting allowance percentage by segment adjusted for specific trends identified, if applicable, is then applied to the remaining population of impaired loans.

Pursuant to the guidance set forth in ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the above impairment methodology is also applied to those loans identified as troubled debt restructurings.

Sufficiency of the computed allowance is then tested by comparison to historical trends and industry and peer information. Pinnacle Financial then evaluates the result of the procedures performed, including the results of our testing, and concludes on the appropriateness of the balance of the allowance in its entirety. The audit committee of the board of directors reviews and approves the methodology and resultant allowance prior to the filing of quarterly and annual financial information.

While its policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to income, are considered adequate by management and are reviewed from time to time by regulators, they are necessarily approximate and imprecise. There are factors beyond its control, such as conditions in the local, national, and international economy, a local real estate market or particular industry conditions which may negatively impact materially asset quality and the adequacy of the allowance for loan losses and thus the resulting provision for loan losses.

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

Pinnacle Bank is the lessee with respect to several office locations.  All such leases are being accounted for as operating leases within the accompanying consolidated financial statements, with the exception of the one capital lease agreement discussed below.  Several of these leases include rent escalation clauses.  Pinnacle Bank expenses the costs associated with these escalating payments over the life of the expected lease term using the straight-line method. At December 31, 2016, the deferred liability associated with these escalating rentals was approximately $3.0 million and is included in other liabilities in the accompanying consolidated balance sheets.

Pinnacle Bank has one lease being accounted for as a capital lease within the accompanying consolidated financial statements. Amortization of property under the capital lease is expensed over the life of the expected lease term using the straight-line method and is included in depreciation expense.

Other Real Estate Owned — Other real estate owned (OREO) represents real estate foreclosed upon or acquired by deed in lieu of foreclosure by Pinnacle Bank through loan defaults by customers.  Substantially all of these amounts relate to lots, homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequately supported the value recorded.  Upon its acquisition by Pinnacle Bank, the property is recorded at fair value, based on appraised value, less selling costs estimated as of the date acquired. The difference from the loan balance is recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent downward valuation adjustments and expenses to maintain OREO are determined on a specific property basis and are included as a component of noninterest expense.  Net gains or losses realized at the time of disposal are reflected in noninterest income or noninterest expense, as applicable.

Included in the accompanying consolidated balance sheet at December 31, 2016 is $6.5 million of OREO with related property-specific valuation allowances of $381,000. At December 31, 2015, OREO totaled $6.6 million with related property-specific valuation allowances of $1.5 million.  During the years ended December 31, 2016, 2015 and 2014, Pinnacle Financial had expense of $396,000, a benefit of $306,000 and expense of $664,000, respectively, of net foreclosed real estate expense. Of the net foreclosed real estate expenses, $141,000 were realized losses on the disposition and holding losses on valuations of OREO properties during the year ended December 31, 2016 compared to realized gains and holding losses on valuations of OREO properties of $434,000 and $552,000, respectively, during the years ended December 31, 2015 and 2014.

Other Assets — Included in other assets as of December 31, 2016 and 2015, is approximately $5.7 million and $6.6 million, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial's primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2016, 2015, and 2014, Pinnacle Financial's amortization expense was approximately $2.3 million, $1.3 million, and $1.1 million, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Bank has outstanding borrowings, including the Federal Home Loan Bank of Cincinnati. At December 31, 2016 and 2015, the cost of these investments was $31.4 million and $26.5 million, respectively. Pinnacle Financial determined that cost approximates the fair value of these investments. Additionally, Pinnacle Financial has recorded certain investments in other entities primarily non-public private equity funds, at fair value, of $8.3 million and $7.6 million at December 31, 2016 and 2015, respectively. During 2016 and 2015, Pinnacle Financial recorded net losses of $233,000 and $39,000, respectively, due to changes in the fair value of these investments. As more fully described in footnote 11, Pinnacle Financial has an investment in four Trusts valued at $2,476,000 as of December 31, 2016 and 2015. The Trusts were established to issue preferred securities, the dividends for which are paid with interest payments Pinnacle Financial makes on subordinated debentures it issued to the Trusts.

Pinnacle Bank is the owner and beneficiary of various life insurance policies on certain key executives and certain current and former directors, including policies that were acquired in its mergers. Collectively, these policies are reflected in other assets in the accompanying consolidated balance sheets at their respective cash surrender values.  At December 31, 2016 and 2015, the aggregate cash surrender value of these policies was approximately $150.6 million and $121.9 million, respectively. Noninterest income related to these policies was $3.5 million, $2.5 million, and $2.4 million, during the years ended December 31, 2016, 2015 and 2014, respectively.

Also, as part of our compliance with the Community Reinvestment Act, we had investments in low income housing entities totaling $43.1 million and $17.1 million, net, as of December 31, 2016 and 2015, respectively. Included in our CRA investments are investments of $18.9 million and $3.2 million at December 31, 2016 and 2015, respectively, net of amortization, that qualify for federal low income housing tax credits. The investments are accounted for under the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received. The amortization and benefits are recognized as a component of income tax expense in the consolidated statements of income. The investments are recorded using the cost method.

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

Income tax expense or benefit for the year is allocated among continuing operations and other comprehensive income (loss), as applicable. The amount allocated to continuing operations is the income tax effect of the pretax income or loss from continuing operations that occurred during the year, plus or minus income tax effects of (i) changes in certain circumstances that cause a change in judgment about the realization of deferred tax assets in future years, (ii) changes in income tax laws or rates, and (iii) changes in income tax status, subject to certain exceptions. The amount allocated to other comprehensive income (loss) is related solely to changes in the valuation allowance on items that are normally accounted for in other comprehensive income (loss) such as unrealized gains or losses on available-for-sale securities.

In accordance with ASC 740-10 Accounting for Uncertainty in Income Taxes, uncertain tax positions are recognized if it is more likely than not, based on technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date.

Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and state of Tennessee income tax returns. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. Pinnacle Financial has a Real Estate Investment Trust subsidiary that files a separate federal tax return, but its income is included in the consolidated group's return as required by the federal tax laws.  Pinnacle Financial remains open to audit under the statute of limitations by the IRS and the states in which we do business for the years ended December 31, 2013 through 2016.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No amounts were accrued for interest and/or penalties at December 31, 2016. The amount accrued for interest and/or penalties related to State uncertain tax positions at December 31, 2015 and 2014 were $96,000 and $140,000, respectively. Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

As of December 31, 2016, there were 550,490 stock options outstanding to purchase common shares. For the years ended December 31, 2016, 2015 and 2014, respectively, approximately 694,909, 958,320 and 403,555 of dilutive stock options, dilutive restricted shares, restricted share units and stock appreciation rights were included in the diluted earnings per share calculation under the treasury stock method. For the years ended December 31, 2016, 2015 and 2014, there were no stock options, restricted shares, restricted share units and stock appreciation rights excluded from the calculation because they were deemed to be antidilutive.

The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2016:

	December 31, 2016	December 31, 2015	December 31, 2014
Basic earnings per share calculation:
Numerator - Net income	$127,224,695	$95,509,402	$70,471,167

Denominator – Weighted average common shares outstanding	43,037,083	37,015,468	34,723,335
Basic net income per common share	$2.96	$2.58	$2.03

Diluted earnings per share calculation:
Numerator - Net income	$127,224,695	$95,509,402	$70,471,167

Denominator – Weighted average common shares outstanding	43,037,083	37,015,468	34,723,335
Dilutive shares contingently issuable	694,909	958,320	403,555
Weighted average diluted common shares outstanding	43,731,992	37,973,788	35,126,890
Diluted net income per common share	$2.91	$2.52	$2.01

  Stock-Based Compensation — Stock-based compensation expense is recognized based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures. ASC 718-20 Compensation – Stock Compensation Awards Classified as Equity requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Service based awards with multiple vesting periods are expensed over the entire requisite period as if the award were a single award.   For awards with performance vesting criteria, anticipated performance is projected to determine the number of awards expected to vest, and the corresponding aggregate expense is adjusted to reflect the elapsed portion of the applicable performance period.

  Comprehensive Income (Loss) — Comprehensive income (loss) consists of the total of all components of comprehensive income (loss) including net income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income (loss) but excluded from net income (loss). Currently, Pinnacle Financial's other comprehensive income (loss) consists of unrealized gains and losses on securities available-for-sale, net of deferred tax expense (benefit) and unrealized gains (losses) on derivative hedging relationships.

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

Pinnacle Financial has an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market-based or independently-sourced market data, including interest rate yield curves, option volatilities and third party information such as prices of similar assets or liabilities. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. Furthermore, while Pinnacle Financial believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Mortgage Servicing Rights — In conjunction with the acquisition of Magna, Pinnacle Bank acquired a residential mortgage servicing portfolio which was recorded at fair value upon acquisition.  The residential mortgage servicing portfolio was recorded at $6.4 million as of December 31, 2015, net of related amortization.  During the first quarter of 2016, Pinnacle Bank sold the mortgage servicing rights associated with the $830 million Fannie Mae portfolio for $6.6 million, net of associated costs to sell.  The purchase agreement related to the sale of these rights includes certain clawback provisions which require Pinnacle Bank to reimburse the acquirer in the event certain conditions are met. Approximately $241,000 was recorded as income during the year ended December 31, 2016 related to the sale.

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

Newly  Issued not yet Effective Accounting Standards — In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases guidance requiring the recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for most leases. The guidance becomes effective for us on January 1, 2019.  Pinnacle Financial is currently evaluating the impact on its consolidated financial statements.

In March 2016, the FASB issued updated guidance to Accounting Standards Update 2016-09 Stock Compensation Improvements to Employee Share-Based Payment Activity intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification on the statement of cash flows. This ASU is expected to impact Pinnacle Financial's consolidated financial statements by requiring that all income tax effects related to settlements of share-based payment awards be reported as increases (or decreases) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital. The ASU also requires that all income tax related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows whereas cash flows were previously reported as a reduction to operating cash flows and an increase to financing cash flows. The guidance became effective for us on January 1, 2017.

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

  In May 2014, the FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The ASU may be adopted using either a modified retrospective method or a full retrospective method. Pinnacle Financial intends to adopt the ASU during the first quarter of 2018, as required, using a modified retrospective approach. Pinnacle Financial's preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material impact on the Company's consolidated financial statements as the majority of its revenue stream is generated from financial instruments which are not within the scope of this ASU. However, Pinnacle Financial is still evaluating the impact for other fee-based income. The FASB continues to release new accounting guidance related to the adoption of this ASU and the results of Pinnacle Financial's materiality analysis may change based on conclusions reached as to the application of this new guidance.

Other than those pronouncements discussed above and those which have been recently adopted, there were no other recently issued accounting pronouncements that are expected to materially impact Pinnacle Financial.

Subsequent Events — ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after December 31, 2016 through the date of the issued financial statements.

BNC Bancorp, a North Carolina corporation (BNC)
On January 22, 2017, Pinnacle Financial entered into an Agreement and Plan of Merger (the Merger Agreement), among BNC, and Blue Merger Sub, Inc., a North Carolina corporation and a direct, wholly owned subsidiary of Pinnacle Financial (Merger Sub), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into BNC (the Merger), with BNC surviving the Merger (the Surviving Company). As soon as reasonably practicable following the Merger and as a part of a single integrated transaction, Pinnacle Financial will cause the Surviving Company to be merged with and into Pinnacle Financial (the Second Step Merger), with Pinnacle Financial as the surviving entity, on the terms and subject to the conditions set forth in the Merger Agreement. Immediately following the Second Step Merger, Bank of North Carolina, a North Carolina state bank and a wholly owned subsidiary of BNC, will merge with and into Pinnacle Bank, a Tennessee state bank and a wholly owned subsidiary of Pinnacle Financial. The Merger Agreement was unanimously approved and adopted by the board of directors of Pinnacle Financial and the board of directors of BNC.
Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the Effective Time), outstanding shares of common stock, no par value, of BNC (BNC Common Stock) will be converted into the right to receive 0.5235 shares (the Exchange Ratio) of Pinnacle's common stock, $1.00 per value per share (Pinnacle Financial Common Stock). As of January 13, 2017, BNC had 52,181,073 shares of BNC Common Stock outstanding, 901,726 shares of BNC Common Stock in respect of outstanding restricted stock awards and restricted stock unit awards, in the aggregate, and 66,443 outstanding stock options. The Merger Agreement also includes provisions that address the treatment of the outstanding equity awards of BNC in the Merger. Pursuant to the terms of the Merger Agreement, any outstanding options to purchase shares of BNC Common Stock that are not vested will be accelerated prior to, but conditioned on the occurrence of, the closing of the Merger and all options that are not exercised prior to the closing shall be cancelled and the holders of any such options shall receive an amount in cash equal to the product of (x) the excess, if any, of the average closing prices of Pinnacle Financial's Common Stock for the ten (10) trading days ending on the trading day immediately preceding the closing date of the Merger (adjusted for the Exchange Ratio) over the exercise price of each such option and (y) the number of shares of BNC Common Stock subject to each such option.

  The completion of the Merger is subject to customary conditions, including (1) receipt of the approval of the issuance of the shares of Pinnacle Financial's Common Stock issuable in the Merger from Pinnacle Financial's shareholders and the approval of the Merger Agreement and the transactions contemplated therein, including the Merger, from BNC's shareholders, (2) authorization for listing on the Nasdaq Global Select Market of the shares of Pinnacle Financial Common Stock to be issued in the Merger, (3) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Tennessee Department of Financial Institutions and the North Carolina Office of the Commissioner of Banks, (4) effectiveness of the registration statement on Form S-4 for the Pinnacle Financial's Common Stock to be issued in the Merger, and (5) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the Merger illegal. Each party's obligations to complete the Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of Pinnacle Financial and Merger Sub, in the case of BNC, and BNC, in the case of Pinnacle Financial, (2) performance in all material respects by Pinnacle Financial and Merger Sub, in the case of BNC, and BNC, in the case of Pinnacle Financial, of its obligations under the Merger Agreement, and (3) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

  The Merger Agreement provides certain termination rights for both BNC and Pinnacle Financial and further provides that a termination fee of $66.0 million will be payable by either BNC or Pinnacle Financial, as applicable, upon termination of the Merger Agreement under certain circumstances, including if the other party or its board of directors withdraws or modifies or qualifies in a manner adverse to the other party its recommendation that its shareholders vote in favor of the Merger Agreement and the transactions contemplated thereby, including the Merger, in the case of BNC's shareholders, and in favor of the issuance of the Pinnacle Financial Common Stock issuable in the Merger, in the case of Pinnacle Financial's shareholders.

  The Merger Agreement provides that effective at or immediately following the Effective Time, Pinnacle Financial, Pinnacle Bank and their respective boards of directors will take all requisite action to cause the total number of members of their respective boards of directors as of the Effective Time to be eighteen (18) and elect Richard D. Callicutt II, BNC's President and Chief Executive Officer and three additional members of the board of directors of BNC to the boards of directors of Pinnacle Financial and Pinnacle Bank.

  In connection with the execution of the Merger Agreement, Pinnacle Financial has also entered into an employment agreement with Richard D. Callicutt II and a change of control and severance agreement with David Spencer, BNC's Executive Vice President and Chief Financial Officer, that will become effective as of the Effective Time of the Merger and replace those individuals' existing employment agreements with BNC and Bank of North Carolina. In addition, upon consummation of the Merger, Pinnacle Financial will assume BNC's obligations under its outstanding $60.0 million subordinated notes issued in September 2014 that mature in October 2024. These notes bear interest at a rate of 5.5% per annum until September 30, 2019 and may not be repaid prior to that date. Beginning on October 1, 2019, if not redeemed on that date, these notes will bear interest at a floating rate equal to the three-month LIBOR determined on the determination date of the applicable interest period plus 359 basis points.

  The $50.5 million in aggregate principal amount of subordinated debentures issued by trust affiliates of BNC in connection with the issuance of trust preferred securities will also be assumed in connection with the Merger. Upon consummation of the Merger, Pinnacle Financial expects that its total assets will exceed $15.0 billion, which as a result of exceeding that level as a result of the Merger, would cause the subordinated debentures Pinnacle Financial and BNC have issued in connection with prior trust preferred securities offerings to cease to qualify as Tier 1 capital under applicable banking regulations. Though these securities would no longer qualify as Tier 1 capital from and after the closing of the Merger, Pinnacle Financial believes these subordinated debentures would continue to qualify as Tier 2 capital.

2017 Public Offering
In January 2017, we completed a public offering of approximately 3.22 million shares of our common stock in a transaction that resulted in net proceeds to us, after deducting underwriting discounts and commissions and estimated other expenses payable by us, of $191.2 million. We have contributed $185.0 million of these net proceeds to our bank subsidiary.

Note 2.  Acquisitions

Acquisition – CapitalMark Bank & Trust. On July 31, 2015, Pinnacle Financial consummated its acquisition of CapitalMark. Pursuant to the terms of the Agreement and Plan of Merger dated as of April 7, 2015 by and among Pinnacle Financial, Pinnacle Bank, and CapitalMark (the CapitalMark Merger Agreement), CapitalMark merged with and into Pinnacle Bank, with Pinnacle Bank continuing as the surviving corporation (the CapitalMark Merger).
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

Approximately 90% and 10%, respectively, of CapitalMark's outstanding shares of Common Stock as of the effective time of the CapitalMark Merger were converted into shares of Pinnacle Financial Common Stock and cash, respectively. As a result, Pinnacle Financial issued approximately 3.3 million shares of Pinnacle Financial's Common Stock and paid approximately $19.7 million in cash (including payments related to fractional shares) to the CapitalMark shareholders. Fractional shares were converted to cash based on the 10-day average closing price for Pinnacle Financial's Common Stock prior to July 31, 2015. All of CapitalMark's outstanding stock options vested upon consummation of the CapitalMark Merger and were converted into options to purchase shares of Pinnacle Financial's Common Stock at the common stock exchange rates. The fair market value of stock options assumed was $30.4 million.

With this acquisition, Pinnacle Financial expanded its presence in the East Tennessee region by expanding into the Chattanooga MSA. The following summarizes consideration paid and an allocation of purchase price to net assets acquired (dollars in thousands):

	Number of Shares	Amount
Equity consideration
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

In total, Magna common shareholders (including holders of shares of Magna's common stock issued automatically upon conversion of Magna's Series D preferred stock immediately prior to the effective time of the Merger) had approximately 75% of their shares of Magna common stock as of the effective time of the Merger (including shares of Magna's common stock issued automatically upon conversion of Magna's Series D preferred stock immediately prior to the effective time of the Merger) converted into shares of Pinnacle Financial Common Stock and approximately 25% of their shares converted into cash. As a result, Pinnacle Financial issued approximately 1.4 million shares of Pinnacle Financial Common Stock and paid approximately $19.5 million in cash (including payments related to fractional shares) to the Magna shareholders. Additionally, at the time of the Magna Merger there were 139,417 unexercised stock options that were exchanged for cash equal to $14.32 less the respective exercise price. This consideration totaled approximately $847,000, including all applicable payroll taxes.

With this acquisition, Pinnacle Financial expanded its presence in the Memphis MSA. The following summarizes consideration paid and a allocation of purchase price to net assets acquired (dollars in thousands)
	Number of Shares	Amount
Equity consideration
Common stock issued	1,371,717	$63,538
Total equity consideration		$63,538

Non-Equity Consideration:
Cash paid to common stockholders		$19,453
Cash paid to exchange outstanding stock options		847
Total consideration paid		$83,838

Allocation of total consideration paid:
Fair value of net assets assumed including estimated identifiable intangible assets		$49,050
Goodwill		34,788
		$83,838

Goodwill originating from the Magna Merger resulted primarily from anticipated synergies arising from the combination of certain operational areas of the businesses as well as the purchase premium inherent in buying a complete and successful banking operation. Goodwill associated with the Magna Merger is not amortizable for book or tax purposes.
Acquisition - Avenue Financial Holdings, Inc. On July 1, 2016, Pinnacle Financial consummated its previously announced acquisition of Avenue. Pursuant to the terms of the Agreement and Plan of Merger dated as of July 1, 2016 by and among Pinnacle Financial, Pinnacle Bank and Avenue (the Avenue Merger Agreement), Avenue merged with and into Pinnacle Financial, with Pinnacle Financial continuing as the surviving corporation (the Avenue Merger). At the same time as the Avenue Merger, Avenue's bank subsidiary Avenue Bank merged with and into Pinnacle Bank, with Pinnacle Bank continuing as the surviving corporation.
The following summarizes the consideration paid and presents a preliminary allocation of purchase price to net assets acquired (dollars in thousands):
	Number of Shares	Amount
Equity consideration:
Common stock issued	3,760,326	$182,469
Total equity consideration		$182,469

Non-equity consideration:
Cash paid to common stockholders		$20,910
Cash paid to exchange outstanding stock options		987
Total consideration paid		$204,366

Allocation of total consideration paid:
Fair value of net assets assumed including estimated identifiable intangible assets		$81,695
Goodwill		122,671
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

The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at their estimated fair values, are presented in the following tables (in thousands):

CapitalMark

	As of July 31, 2015
	CapitalMark Historical Cost Basis	Fair Value Adjustments	As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$28,021	$-	$28,021
Investment securities(1)	150,799	(399)	150,400
Loans, net of allowance for loan losses(2)	880,115	(22,600)	857,515
Mortgage loans held for sale	1,791	-	1,791
Other real estate owned	1,728	-	1,728
Core deposit intangible(3)	-	6,193	6,193
Other assets(6)	43,526	6,046	49,572
Total Assets	$1,105,980	$(10,760)	$1,095,220

Liabilities
Interest-bearing deposits(4)	$758,492	$891	$759,383
Non-interest bearing deposits	193,798	-	193,798
Borrowings(5)	32,874	228	33,102
Other liabilities	35,751	-	35,751
Total Liabilities	$1,020,915	$1,119	$1,022,034
Net Assets Acquired	$85,065	$(11,879)	$73,186

Explanation of certain fair value adjustments:
(1)	The amount represents the adjustment of the book value of CapitalMark's investment securities to their estimated fair value on the date of acquisition.
(2)
The amount represents the adjustment of the net book value of CapitalMark's loans to their estimated fair value based on current interest rates and expected cash flows as of the date of acquisition, which includes estimates of expected credit losses inherent in the portfolio.

(3)	The amount represents the fair value of the core deposit intangible asset representing the intangible value of the deposit base acquired.
(4)
The amount represents the adjustment necessary because the weighted average interest rate of CapitalMark's deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio.

(5)
The amount represents the adjustment necessary because the weighted average interest rate of CapitalMark's FHLB advances exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio.

(6)
The amount represents the deferred tax asset recognized on the fair value adjustment of CapitalMark's acquired assets and assumed liabilities as well as the fair value adjustment on premises and equipment.

Magna

	As of September 1, 2015
	Magna Historical Cost Basis	Fair Value Adjustments	As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$17,832	$-	$17,832
Investment securities(1)	60,018	(280)	59,738
Loans(2)	453,108	(12,429)	440,679
Mortgage loans held for sale	18,886	-	18,886
Other real estate owned(3)	1,471	139	1,610
Core deposit intangible(4)	-	3,170	3,170
Other assets(5)	31,057	4,922	35,979
Total Assets	$582,372	$(4,478)	$577,894

Liabilities
Interest-bearing deposits(6)	$402,535	$1,268	$403,803
Non-interest bearing deposits	48,851	-	48,851
Borrowings(7)	46,900	506	47,406
Other liabilities(8)	28,043	741	28,784
Total Liabilities	$526,329	$2,515	$528,844
Net Assets Acquired	$56,043	$(6,993)	$49,050

Explanation of certain fair value adjustments:
(1)	The amount represents the adjustment of the book value of Magna's investment securities to their estimated fair value on the date of acquisition.
(2)
The amount represents the adjustment of the net book value of Magna's loans to their estimated fair value based on interest rates and expected cash flows as of the date of acquisition, which includes estimates of expected credit losses inherent in the portfolio.

(3)	The amount represents the adjustment to the book value of Magna's OREO to fair value on the date of acquisition.
(4)	The amount represents the fair value of the core deposit intangible asset representing the intangible value of the deposit base acquired.
(5)
The amount represents the deferred tax asset recognized on the fair value adjustment of Magna's acquired assets and assumed liabilities as well as the fair value adjustment for the mortgage servicing right and property and equipment. The value of the deferred tax asset was decreased by $1.9 million as a result of the completion of the 2015 tax return.

(6)
The amount represents the adjustment necessary because the weighted average interest rate of Magna's deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio.

(7)
The amount represents the adjustment necessary because the weighted average interest rate of Magna's FHLB advances exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio.

(8)	The amount represents the adjustment to accrue two potential loss contingencies related to Magna's business operations that existed as of the acquisition date.

Avenue

	As of July 1, 2016
	Avenue Historical Cost Basis	Preliminary Fair Value Adjustments	As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$39,485	$-	$39,485
Investment securities(1)	163,862	(463)	163,399
Loans(2)	980,319	(27,789)	952,530
Mortgage loans held for sale	3,310	-	3,310
Core deposit intangible(3)	-	8,845	8,845
Other assets(4)	47,729	8,774	56,503
Total Assets	$1,234,705	$(10,633)	$1,224,072

Liabilities
Interest-bearing deposits(5)	$741,635	$1,400	$743,035
Non-interest bearing deposits	223,685	-	223,685
Borrowings(6)	142,639	3,240	145,879
Other liabilities	29,719	59	29,778
Total Liabilities	$1,137,678	$4,699	$1,142,377
Net Assets Acquired	$97,027	$(15,332)	$81,695

Explanation of certain fair value adjustments:
(1)	The amount represents the adjustment of the book value of Avenue's investment securities to their estimated fair value on the date of acquisition.
(2)
The amount represents the adjustment of the net book value of Avenue's loans to their estimated fair value based on interest rates and expected cash flows as of the date of acquisition, which includes estimates of expected credit losses inherent in the portfolio.

(3)	The amount represents the fair value of the core deposit intangible asset representing the intangible value of the deposit base acquired.
(4)
The amount represents the deferred tax asset recognized on the fair value adjustment of Avenue's acquired assets and assumed liabilities as well as the fair value adjustment for property and equipment.

(5)
The amount represents the adjustment necessary because the weighted average interest rate of Avenue's deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio.

(6)
The amount represents the adjustment necessary because the weighted average interest rate of Avenue's FHLB advances and subordinated debt issuance exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio.

Note 3. Equity method investment

On February 1, 2015, Pinnacle Bank acquired a 30% interest in Bankers Healthcare Group, LLC (BHG) for $75 million in cash. On March 1, 2016, Pinnacle Bank and Pinnacle Financial increased their investment in BHG by a combined 19%, for a total investment in BHG of 49%. The additional 19% interest was acquired pursuant to a purchase agreement whereby both Pinnacle Financial and Pinnacle Bank acquired 8.55% and an additional 10.45%, respectively, of the outstanding membership interests in BHG in exchange for $74.1 million in cash and 860,470 shares of Pinnacle Financial common stock.

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

On March 1, 2016, Pinnacle Financial, Pinnacle Bank and the other members of BHG entered into an Amended and Restated Limited Liability Company Agreement of BHG that provides for, among other things, the following terms:
·
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

·
the inability of the board of managers of BHG (of which Pinnacle Financial and Pinnacle Bank have the right to designate two of the five members (the Pinnacle Managers) to approve a sale of BHG without the consent of one of the Pinnacle Managers for four years;

·
co-sale rights for Pinnacle Financial and Pinnacle Bank in the event the other members of BHG decide to sell all or a portion of their ownership interests after the above-described five-year limitation; and

·
a right of first refusal for BHG and the other members of BHG in the event that Pinnacle Financial and/or Pinnacle Bank decide to sell all or a portion of their ownership interests after the above-described five-year limitation, except in connection with a transfer of their ownership interests to an affiliate or in connection with the acquisition of Pinnacle Financial or Pinnacle Bank.

Pinnacle Financial accounts for this investment pursuant to the equity method for unconsolidated subsidiaries and will recognize its interest in BHG's profits and losses in noninterest income with corresponding adjustments to the BHG investment account. Because BHG has been determined to be a voting interest entity of which Pinnacle Financial and Pinnacle Bank together control less than a majority of the board seats following the closing of the additional investment in March 2016, this investment does not require consolidation and is accounted for pursuant to the equity method of accounting. Additionally, Pinnacle Financial did not recognize any goodwill or other intangible asset associated with these transactions as of the respective purchase dates, however, it will recognize accretion income and amortization expense associated with the fair value adjustments to the net assets acquired including the fair value of certain of BHG's liabilities which are recorded as a component of income from equity method investment, pursuant to the equity method of accounting.

Pinnacle Financial and Pinnacle Bank account for their consolidated interest in BHG's profits and losses in noninterest income with corresponding adjustments to the BHG investment account.

At December 31, 2016, Pinnacle Financial has recorded technology, trade name and customer relationship intangibles, net of related amortization, of $16.8 million compared to $6.1 million as of December 31, 2015. Amortization expense of $3.4 million was included in Pinnacle Financial's results for the year ended December 31, 2016 compared to $1.3 million for the prior year. Accretion income of $2.5 million was included in Pinnacle Financial's results for the year ended December 31, 2016, while no accretion income was recorded in 2015. Additionally, at December 31, 2016, Pinnacle Financial had recorded accretable discounts associated with certain liabilities of BHG of $18.1 million compared to $8.0 million as of December 31, 2015.

During the year ended December 31, 2016, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $29.0 million in the aggregate, respectively, compared to $7.2 million in the year ended December 31, 2015. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. As part of ongoing business transacted with BHG, Pinnacle Bank purchased loans totaling $2.2 million during the year ended December 31, 2015. No loans were purchased from BHG for the year ended December 31, 2016.

A summary of BHG's financial position and results of operations as of and for the years ended December 31, 2016 and 2015, respectively, were as follows (unaudited, in thousands):

Banker's Healthcare Group
($ in thousands)
	December 31, 2016	December 31, 2015

Assets	$223,246	$220,578

Liabilities	139,531	137,147
Equity interests	83,715	83,431
Total liabilities and equity	$223,246	$220,578

	For the year ended December 31,
	2016	2015

Revenues	$136,693	$144,772
Net income, pre-tax	67,135	77,748

Note 4.  Restricted Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At our option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2016 and 2015, the average daily balance maintained at the Federal Reserve was approximately $183.1 million and $134.3 million, respectively.

Note 5.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2016 and 2015 are summarized as follows (in thousands):

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S Treasury securities	$250	$-	$-	$250
U.S. Government agency securities	22,306	-	537	21,769
Mortgage-backed securities	988,008	4,304	15,686	976,626
State and municipal securities	211,581	4,103	2,964	212,720
Asset-backed securities	79,318	111	849	78,580
Corporate notes	8,608	39	46	8,601
	$1,310,071	$8,557	$20,082	$1,298,546
Securities held-to-maturity:
State and municipal securities	25,251	87	105	25,233
	$25,251	$87	$105	$25,233
December 31, 2015
Securities available-for-sale:
U.S Treasury securities	$-	$-	$-	$-
U.S. Government agency securities	131,499	3	3,309	128,193
Mortgage-backed securities	581,998	5,948	5,030	582,916
State and municipal securities	158,072	7,094	124	165,042
Asset-backed securities	49,598	8	805	48,801
Corporate notes	9,541	589	17	10,113
	$930,708	$13,642	$9,285	$935,065
Securities held-to-maturity:
State and municipal securities	31,377	257	48	31,586
	$31,377	$257	$48	$31,586

  At December 31, 2016, approximately $902.9 million of Pinnacle Financial's investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase. At December 31, 2016, repurchase agreements comprised of secured borrowings totaled $85.7 million and were secured by $85.7 million of pledged U.S. government agency securities, municipal securities, asset backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities for the counterparty to remain adequately secured.

  The amortized cost and fair value of debt securities as of December 31, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,533	$2,556	$594	$594
Due in one year to five years	60,311	61,591	10,186	10,182
Due in five years to ten years	122,753	123,769	10,586	10,567
Due after ten years	57,148	55,424	3,885	3,890
Mortgage-backed securities	988,008	976,626	-	-
Asset-backed securities	79,318	78,580	-	-
	$1,310,071	$1,298,546	$25,251	$25,233

At December 31, 2016 and 2015, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	-	-	20,820	537	20,820	537
Mortgage-backed securities	801,213	15,073	43,148	613	844,361	15,686
State and municipal securities	87,277	3,068	312	1	87,589	3,069
Asset-backed securities	14,510	32	34,097	817	48,607	849
Corporate notes	4,810	46	-	-	4,810	46
Total temporarily-impaired securities	$907,810	$18,219	$98,377	$1,968	$1,006,187	$20,187

December 31, 2015
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	61,903	1,702	65,538	1,607	127,441	3,309
Mortgage-backed securities	338,230	2,789	103,003	2,241	441,233	5,030
State and municipal securities	6,509	38	6,135	134	12,644	172
Asset-backed securities	41,466	798	3,539	7	45,005	805
Corporate notes	2,554	17	-	-	2,554	17
Total temporarily-impaired securities	$450,662	$5,344	$178,215	$3,989	$628,877	$9,333

The applicable date for determining when securities are in an unrealized loss position is December 31, 2016 and 2015.  As such, it is possible that a security had a market value less than its amortized cost on other days during the twelve-month periods ended December 31, 2016 and 2015, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the table above, at December 31, 2016 and 2015, Pinnacle Financial had unrealized losses of $20.2 million and $9.3 million on $1.0 billion and $628.9 million, respectively, of available-for-sale and held-to-maturity securities. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.  Because Pinnacle Financial currently does not intend to sell these securities and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at December 31, 2016.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, available-for-sale securities of $72.8 million were sold and net unrealized gains of $395,000 were reclassified from accumulated other comprehensive income into net income.

The carrying values of Pinnacle Financial's investment securities could decline in the future if the financial condition of the securities' issuers deteriorates and management determines it is probable that Pinnacle Financial will not recover the entire amortized cost bases of the securities.  As a result, there is a risk that other-than-temporary impairment charges may occur in the future. Additionally, there is a risk that other-than-temporary impairment charges may occur in the future if management's intention to hold these securities to maturity and or recovery changes.

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

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pass-rated loans include five distinct ratings categories for loans that represent specific attributes. Pinnacle Financial believes that its categories follow those outlined by Pinnacle Bank's primary regulators.  At December 31, 2016, approximately 79% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of December 31, 2016 and 2015 (in thousands):

December 31, 2016	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Accruing loans:
Pass	$3,137,239	$1,159,003	$897,549	$2,782,000	$264,682	$8,240,473
Special Mention	21,449	1,620	2,716	25,641	802	52,228
Substandard (1)	29,674	13,833	5,788	65,215	129	114,639
Total	3,188,362	1,174,456	906,053	2,872,856	265,613	8,407,340
Impaired loans:
Nonaccruing loans
Substandard-nonaccrual	4,921	8,073	6,613	7,492	475	27,574
Doubtful-nonaccrual	-	-	-	3	-	3
Total nonaccruing loans(3)	4,921	8,073	6,613	7,495	475	27,577
Troubled debt restructurings(2)
Pass	213	1,358	7	713	41	2,332
Special Mention	-	236	-	-	-	236
Substandard	-	1,794	-	10,646	-	12,440
Total troubled debt restructurings	213	3,388	7	11,359	41	15,008
Total impaired loans	5,134	11,461	6,620	18,854	516	42,585
Total loans	$3,193,496	$1,185,917	$912,673	$2,891,710	$266,129	$8,449,925

December 31, 2015
Accruing loans:
Pass	$2,217,639	$1,020,239	$732,662	$2,143,006	$239,874	$6,353,420
Special Mention	18,162	1,894	1,133	26,037	118	47,344
Substandard (1)	33,638	11,346	6,295	53,671	74	105,024
Total	2,269,439	1,033,479	740,090	2,222,714	240,066	6,505,788
Impaired loans:
Nonaccruing loans
Substandard-nonaccrual	5,819	9,344	7,607	1,591	4,902	29,263
Doubtful-nonaccrual	2	2	-	92	-	96
Total nonaccruing loans(3)	5,821	9,346	7,607	1,683	4,902	29,359
Troubled debt restructurings(2)
Pass	223	409	-	553	28	1,213
Special Mention	-	422	-	-	-	422
Substandard	-	2,861	-	3,592	-	6,453
Total troubled debt restructurings	223	3,692	-	4,145	28	8,088
Total impaired loans	6,044	13,038	7,607	5,828	4,930	37,447
Total loans	$2,275,483	$1,046,517	$747,697	$2,228,542	$244,996	$6,543,235

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of substandard nonperforming loans and substandard troubled debt restructurings. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $114.6 million at December 31, 2016, compared to $105.0 million at December 31, 2015.

(2)	Troubled debt restructurings are presented as an impaired loan; however, they continue to accrue interest at contractual rates.
(3)
Included in nonaccrual loans at December 31, 2016 and 2015 are $8.8 million and $12.1 million, respectively, in loans acquired with deteriorated credit quality and accounted for as purchase credit impaired.

At December 31, 2016 and 2015, all loans classified as nonaccrual were deemed to be impaired. The principal balances of these nonaccrual loans amounted to $27.6 million and $29.4 million at December 31, 2016 and 2015, respectively, and are included in the table above.  For the twelve months ended December 31, 2016, the average balance of nonaccrual loans was $35.1 million as compared to $21.6 million for the twelve months ended December 31, 2015.  Pinnacle Financial's policy is that the discontinuation of the accrual of interest income will occur when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date the above mentioned loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these nonaccruing loans been on accruing status, interest income would have been higher by $2.1 million, $2.3 million and $636,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

As discussed in Note 2, during 2016, the Company acquired loans of $952.5 million from Avenue. Of the $952.5 million of net loans acquired in 2016, $951.1 million were determined to have no evidence of deteriorated credit quality and are accounted for under ASC Topics 310-10 and 310-20. Our acquired loans were recorded at fair value upon acquisition. These loans are subject to additional allowance or provisioning charges in the event there is evidence of credit deterioration. The remaining acquired loans of $1.4 million were determined to have deteriorated credit quality under ASC Topic 310-30. The table below details these two subsections of the acquired loans by loan classification into each risk rating category as of December 31, 2016 (dollars in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Fair Value Adjustment	Net total acquired loans
December 31, 2016
Gross contractual accruing loans
Pass	$365,797	$119,430	$114,849	$280,415	11,897	$(18,893)	$873,495
Special Mention	9,075	-	-	570	-	(142)	9,503
Substandard	-	3,382	1,835	-	-	(132)	5,085
Total	374,872	122,812	116,684	280,985	11,897	(19,167)	888,083
Gross contractual impaired loans(1)
Nonaccrual loans
Substandard-nonaccrual	-	295	404	388	73	(594)	566
Doubtful-nonaccrual	-	-	-	-	-	-	-
Total nonaccrual loans	-	295	404	388	73	(594)	566
Total gross contractual acquired impaired loans	-	295	404	388	73	(594)	566
Total gross contractual acquired loans	$374,872	$123,107	$117,088	$281,373	$11,970	$(19,761)	$888,649

(1)	All of the acquired impaired loans have been deemed to be collateral dependent and as such were placed on nonaccrual. As such, no accretable difference has been recorded on these loans.

The following table provides a rollforward of purchase credit impaired loans from December 31, 2015 through December 31, 2016 (in thousands):

	Gross Contractual Receivable	Accretable Yield	Nonaccretable Yield	Carrying Value

Acquisition Date	$19,960	$-	$(5,703)	$14,257
Settlements	(3,803)	-	1,560	(2,243)
Additional fundings	117	-	-	117
December 31, 2015	16,274	-	(4,143)	12,131
Acquisitions	1,359	-	(812)	547
Settlements	(6,017)	-	1,322	(4,695)
Additional fundings	852	-	-	852
December 31, 2016	$12,468	$-	$(3,633)	$8,835

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

The following tables detail the recorded investment, unpaid principal balance and related allowance and average recorded investment of our nonaccrual loans at December 31, 2016, 2015 and 2014 by loan classification and the amount of interest income recognized on a cash basis throughout the year-to-date period then ended, respectively, on these loans that remain on the balance sheets (in thousands):

	December 31, 2016			For the year ended December 31, 2016
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Cash basis interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$2,308	$2,312	$-	$2,540	$-
Consumer real estate – mortgage	2,880	2,915	-	2,907	-
Construction and land development	3,128	3,135	-	3,132	159
Commercial and industrial	6,373	6,407	-	8,841	-
Consumer and other	-	-	-	-	-
Total	$14,689	$14,769	$-	$17,420	$159

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$2,613	$3,349	$59	$2,688	$-
Consumer real estate – mortgage	5,193	5,775	688	5,966	-
Construction and land development	3,485	4,154	20	3,476	-
Commercial and industrial	1,122	2,714	77	2,884	-
Consumer and other	475	851	227	2,624	-
Total	$12,888	$16,843	$1,071	$17,638	$-

Total Nonaccrual Loans	$27,577	$31,612	$1,071	$35,058	$159

	December 31, 2015			For the year ended December 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Cash basis interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$4,411	$5,659	$-	$2,253	$-
Consumer real estate – mortgage	5,596	6,242	-	3,067	-
Construction and land development	7,531	7,883	-	4,317	308
Commercial and industrial	1,420	3,151	-	1,527	-
Consumer and other	-	-	-	-	-
Total	$18,958	$22,935	$-	$11,164	$308

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,410	$1,661	$20	$1,466	$-
Consumer real estate – mortgage	3,750	4,098	616	3,815	-
Construction and land development	76	125	12	87	-
Commercial and industrial	263	281	19	168	-
Consumer and other	4,902	5,341	3,002	4,913	-
Total	$10,401	$11,506	$3,669	$10,449	$-

Total Nonaccrual Loans	$29,359	$34,441	$3,669	$21,613	$308

	December 31, 2014			For the year ended December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance(1)	Average recorded investment	Cash basis interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$2,422	$2,641	$-	$2,624	$-
Consumer real estate – mortgage	1,472	1,901	-	1,552	-
Construction and land development	4,810	4,810	-	5,016	256
Commercial and industrial	1,325	1,804	-	1,561	-
Consumer and other	-	-	-	-	-
Total	$10,029	$11,156	$-	$10,753	$256

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,891	$2,107	$108	$1,958	$-
Consumer real estate – mortgage	2,986	3,205	654	3,080	-
Construction and land development	363	406	79	384	-
Commercial and industrial	284	294	62	316	-
Consumer and other	1,152	1,184	252	972	-
Total	$6,676	$7,196	$1,155	$6,710	$-

Total Nonaccrual Loans	$16,705	$18,352	$1,155	$17,463	$256

(1)	Collateral dependent loans are typically charged-off to their net realizable value and no specific allowance is carried related to those loans.

Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized approximately $159,000, $308,000 and $256,000 in interest income from cash payments received on nonaccrual loans during the years ended December 31, 2016, 2015, and 2014, respectively.

At December 31, 2016 and 2015, there were $15.0 million and $8.1 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which are accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each troubled debt restructuring by loan classification made during the years ended December 31, 2016, 2015 and 2014 (in thousands):

December 31, 2016	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	-	$-	$-
Consumer real estate – mortgage	-	-	-
Construction and land development	-	-	-
Commercial and industrial	6	11,084	11,083
Consumer and other	-	-	-
	6	$11,084	$11,083
December 31, 2015
Commercial real estate – mortgage	1	$223	$185
Consumer real estate – mortgage	-	-	-
Construction and land development	-	-	-
Commercial and industrial	1	434	337
Consumer and other	-	-	-
	2	$657	$522
December 31, 2014
Commercial real estate – mortgage	-	$-	$-
Consumer real estate – mortgage	1	47	38
Construction and land development	1	436	403
Commercial and industrial	10	3,628	2,646
Consumer and other	-	-	-
	12	$4,111	$3,087

  During the years ended December 31, 2016, 2015 and 2014, Pinnacle Financial had no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring. A default is defined as an occurrence which violates the terms of the receivable's contract.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2016 with the comparative exposures for December 31, 2015 (in thousands):

	At December 31, 2016
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2015

Lessors of nonresidential buildings	$1,294,366	$407,487	$1,701,853	$1,078,211
Lessors of residential buildings	526,259	347,975	874,234	500,266
New housing operative builders	229,035	157,370	386,405	206,538
Hotels and motels	127,296	164,569	291,865	167,317

The table below presents past due balances at December 31, 2016 and 2015, by loan classification and segment allocated between performing and nonperforming status (in thousands):

December 31, 2016	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Nonperforming(1)	Current and performing	Total Loans
Commercial real estate:
Owner-occupied	$3,505	$-	$3,505	$4,254	$1,347,134	$1,354,893
All other	-	-	-	667	1,837,936	1,838,603
Consumer real estate – mortgage	3,838	53	3,891	8,073	1,173,953	1,185,917
Construction and land development	2,210	-	2,210	6,613	903,850	912,673
Commercial and industrial	4,475	-	4,475	7,495	2,879,740	2,891,710
Consumer and other	7,168	1,081	8,249	475	257,405	266,129
	$21,196	$1,134	$22,330	$27,577	$8,400,018	$8,449,925

December 31, 2015
Commercial real estate:
Owner-occupied	$-	$-	$-	$5,103	$1,078,394	$1,083,497
All other	-	-	-	718	1,191,268	1,191,986
Consumer real estate – mortgage	6,380	1,396	7,776	9,346	1,029,395	1,046,517
Construction and land development	309	-	309	7,607	739,781	747,697
Commercial and industrial	4,798	-	4,798	1,683	2,222,061	2,228,542
Consumer and other	6,721	373	7,094	4,902	233,000	244,996
	$18,208	$1,769	$19,977	$29,359	$6,493,899	$6,543,235

(1)	Approximately $16.7 million and $19.0 million of nonaccrual loans as of December 31, 2016 and 2015, respectively, are currently performing pursuant to their contractual terms.

The following table shows the allowance allocation by loan classification for accruing and nonperforming loans at December 31, 2016 and 2015 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Commercial real estate –mortgage	$13,595	$15,452	$59	$20	$1	$41	$13,655	$15,513
Consumer real estate – mortgage	5,874	6,109	688	616	2	495	6,564	7,220
Construction and land development	3,604	2,891	20	12	-	-	3,624	2,903
Commercial and industrial	24,648	22,669	77	19	18	955	24,743	23,643
Consumer and other	9,293	12,609	227	3,002	-	5	9,520	15,616
Unallocated	-	-	-	-	-	-	874	537
	$57,014	$59,730	$1,071	$3,669	$21	$1,496	$58,980	$65,432

(1)
Troubled debt restructurings of $15.0 million and $8.1 million as of December 31, 2016 and 2015, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

The following table details the changes in the allowance for loan losses from December 31, 2014 to December 31, 2015 to December 31, 2016 by loan classification and the allocation of allowance for loan losses (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2013	$21,372	$8,355	$7,235	$25,134	$1,632	$4,242	$67,970
Charged-off loans	(875)	(1,621)	(301)	(3,095)	(1,811)	-	(7,703)
Recovery of previously charged-off loans	538	671	277	1,484	487	-	3,457
Provision for loan losses	1,167	(1,981)	(1,487)	5,644	1,262	(970)	3,635
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570	$3,272	$67,359

Collectively evaluated for impairment	$22,094	$3,963	$5,555	$28,329	$1,261		$61,202
Individually evaluated for impairment	108	1,461	169	838	309		2,885
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570	$3,272	$67,359

Loans:
Collectively evaluated for impairment	$1,539,778	$712,774	$316,857	$1,779,347	$216,155		$4,564,911
Individually evaluated for impairment	4,313	8,384	5,609	5,382	1,428		25,116
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2014	$1,544,091	$721,158	$322,466	$1,784,729	$217,583		$4,590,027

Allowance for Loan Losses:
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570	$3,272	$67,359
Charged-off loans	(384)	(365)	(190)	(2,207)	(18,002)	-	(21,148)
Recovery of previously charged-off loans	85	874	1,479	1,730	5,865	-	10,033
Provision for loan losses	(6,390)	1,287	(4,110)	(5,047)	26,183	(2,735)	9,188
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616	$537	$65,432

Collectively evaluated for impairment	$15,452	$6,109	$2,891	$22,669	$12,609		$59,730
Individually evaluated for impairment	61	1,111	12	974	3,007		5,165
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616	$537	$65,432

Loans:
Collectively evaluated for impairment	$2,269,439	$1,033,479	$740,090	$2,222,714	$240,066		$6,505,788
Individually evaluated for impairment	2,420	8,986	3,689	5,288	4,930		25,313
Loans acquired with deteriorated credit quality	3,624	4,052	3,918	540	-		12,134
Balance at December 31, 2015	$2,275,483	$1,046,517	$747,697	$2,228,542	$244,996		$6,543,235

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616	$537	$65,432
Charged-off loans	(276)	(788)	(231)	(5,801)	(24,016)	-	(31,112)
Recovery of previously charged-off loans	208	546	545	2,138	2,895	-	6,332
Provision for loan losses	(1,790)	(414)	407	4,763	15,025	337	18,328
Balance at December 31, 2016	$13,655	$6,564	$3,624	$24,743	$9,520	$874	$58,980

Collectively evaluated for impairment	$13,595	$5,874	$3,604	$24,648	$9,293		$57,014
Individually evaluated for impairment	60	690	20	95	227		1,092
Loans acquired with deteriorated credit quality	-	-	-	-	-		-
Balance at December 31, 2016	$13,655	$6,564	$3,624	$24,743	$9,520	$874	$58,980

Loans:
Collectively evaluated for impairment	$3,188,362	$1,174,456	$906,053	$2,872,856	$265,613		$8,407,340
Individually evaluated for impairment	2,750	8,941	3,212	18,331	516		33,750
Loans acquired with deteriorated credit quality	2,384	2,520	3,408	523	-		8,835
Balance at December 31, 2016	$3,193,496	$1,185,917	$912,673	$2,891,710	$266,129		$8,449,925

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

At December 31, 2016, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $22.6 million to current directors, executive officers, and their related entities, of which $14.8 million had been drawn upon.  At December 31, 2015, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $14.5 million to directors, executive officers, and their related entities, of which approximately $11.4 million had been drawn upon.  These loans and extensions of credit were made in the ordinary course of business. None of these loans to directors, executive officers, and their related entities were impaired at December 31, 2016 or 2015.

Residential Lending

At December 31, 2016, Pinnacle Financial had approximately $47.7 million of mortgage loans held-for-sale compared to approximately $47.9 million at December 31, 2015. Total loan volumes sold during the year ended December 31, 2016 were approximately $803.5 million compared to approximately $519.1 million for the year ended December 31, 2015. During the year ended December 31, 2016, Pinnacle Financial recognized $15.8 million in gains on the sale of these loans, net of commissions paid, compared to $7.7 million and $5.6 million, respectively, during the years ended December 31, 2015 and 2014.

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

Note 7. Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are recorded at the lower of cost or market in "Other assets" on Pinnacle Financial's consolidated balance sheets and are amortized over the remaining life of the loans and written off when a mortgage loan prepays prior to maturity. The financial data included herein reflects the impact of the mergers that have been consummated beginning on the respective acquisition dates and are subject to future refinements to Pinnacle Financial's purchase accounting adjustments.  Mortgage servicing rights had the following carrying values as of December 31, 2015 (in thousands):

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

Income and expense associated with these MSRs, which includes servicing fees, late charges, guarantee fees and loan payoff interest, is recorded on a cash basis which approximates income as would be recorded on a U.S. GAAP basis. The following table summarizes the net servicing fee revenues for the year ended December 31, 2015 (in thousands):

Residential
Gross servicing fees	$1,090
Late charges and other ancillary revenue	160
Gross servicing revenue	$1,250

Servicing asset amortization	$386
Guaranty fees and loan pay-off interest	9
Other servicing expenses	51
Gross servicing expenses	$446
Net servicing fee income	$804

 During the first quarter of 2016, in conjunction with a decision to exit the residential servicing line of business, Pinnacle Bank sold the mortgage servicing rights associated with the $830 million Fannie Mae portion of the residential servicing portfolio for $6.6 million, net of associated costs to sell. Approximately $241,000 was recorded as income during the year ended December 31, 2016 as a result of the sale.

Note 8.  Premises and Equipment and Lease Commitments

Premises and equipment at December 31, 2016 and 2015 are summarized as follows (in thousands):

	Range of Useful Lives	2016	2015
Land	Not applicable	$19,467	$19,848
Buildings	15 to 30 years	64,088	60,218
Leasehold improvements	15 to 20 years	28,789	22,485
Furniture and equipment	3 to 15 years	62,982	56,139
		175,326	158,690
Accumulated depreciation and amortization		(86,422)	(80,766)
		$88,904	$77,924

Depreciation and amortization expense was approximately $9.9 million, $8.5 million, and $5.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities. Rent expense related to these leases for 2016, 2015 and 2014 totaled $8.4 million, $5.9 million and $4.9 million, respectively. At December 31, 2016, the approximate future minimum lease payments due under the aforementioned operating leases for their base term are as follows (in thousands):

2017	$7,568
2018	7,538
2019	7,479
2020	7,457
2021	7,349
Thereafter	39,008
$76,399

During 2016 and as a result of the acquisition of Avenue, Pinnacle Financial has entered into a single capital lease, primarily for office space at an interest rate of 7.22% per year. Rent expense related to this lease for 2016 was approximately $209,000 and is included in total rent expense above. At December 31, 2016, the approximate future minimum lease payments due under the aforementioned capital lease for its base term are as follows (in thousands):

2017	$417
2018	426
2019	470
2020	470
2021	470
Thereafter	3,498
Total minimum lease payments	$5,751
Less: amount representing interest	(1,963)
Present value of net minimum lease payments	$3,788

Note 9.  Deposits

At December 31, 2016, the scheduled maturities of time deposits are as follows (in thousands):

2017	$617,713
2018	98,689
2019	60,326
2020	31,278
2021	25,041
Thereafter	3,807
$836,854

Additionally, at December 31, 2016 and 2015, approximately $257.5 million and $279.5 million, respectively, of time deposits had been issued in denominations of $250,000 or greater.

At December 31, 2016 and 2015, Pinnacle Financial had $1.9 million and $1.5 million, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

Note 10.  Federal Home Loan Bank Advances

Pinnacle Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist Pinnacle Bank in the funding of its home mortgage and commercial real estate loan portfolios.  Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, certain qualifying commercial mortgage loans with an aggregate carrying value of approximately $2.5 billion as collateral under the borrowing agreements with the FHLB.

At December 31, 2016 and 2015, Pinnacle Financial had received advances from the FHLB totaling $406.2 million and $300.3 million, respectively.  Additionally, Pinnacle Financial recognized a discount of $167,000 on FHLB advances in conjunction with its acquisition of Avenue in July 2016. At December 31, 2016, the remaining discount was $92,000. At December 31, 2015, there was no discount recognized from previous acquisitions as the discount had been fully amortized. At December 31, 2016, the scheduled maturities of FHLB advances and interest rates are as follows (in thousands):

	Scheduled Maturities	Weighted average interest rates

2017	$392,000	0.79%
2018	14,003	1.29%
2019	-	-
2020	182	2.25%
2021	-	-
Thereafter	28	2.75%
	$406,213
Weighted average interest rate		0.81%

At December 31, 2016, Pinnacle Bank had accommodations which allow it to borrow from the Federal Reserve Bank of Atlanta's discount window and purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates.  These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month.  At December 31, 2016, there was no balance owed to the Federal Reserve Bank or other correspondents under these agreements. At December 31, 2016, Pinnacle Bank had approximately $3.4 billion in borrowing availability with the FHLB, the Federal Reserve Bank discount window, and other correspondent banks with whom Pinnacle Bank has arranged lines of credit.  At December 31, 2016, Pinnacle Bank was not carrying any balances with the Federal Reserve Bank discount window or correspondent banks under these arrangements.

Note 11.  Investments in Affiliated Companies and Subordinated Debentures

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

	Date Established	Maturity	Common Securities	Trust Preferred Securities	Floating Interest Rate	Interest Rate at December 31, 2016
Trust I	December 29, 2003	December 30, 2033	$310,000	$10,000,000	Libor + 2.80%	3.76%
Trust II	September 15, 2005	September 30, 2035	619,000	20,000,000	Libor + 1.40%	2.40%
Trust III	September 7, 2006	September 30, 2036	619,000	20,000,000	Libor + 1.65%	2.65%
Trust IV	October 31, 2007	September 30, 2037	928,000	30,000,000	Libor + 2.85%	3.81%

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

Note 12.  Income Taxes

Income tax expense (benefit) attributable to continuing operations for each of the years ended December 31 is as follows (in thousands):

	2016	2015	2014
Current tax expense :
Federal	$49,769	$41,721	$34,068
State	-	48	719
Total current tax expense	49,769	41,769	34,787
Deferred tax expense (benefit):
Federal	12,776	4,963	(1,260)
State	1,614	857	1,655
Total deferred tax expense	14,390	5,820	395
Total income tax expense	$64,159	$47,589	$35,182

Pinnacle Financial's income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 35% to income (loss) before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2016 is as follows (in thousands):

	2016	2015	2014

Income tax expense at statutory rate	$66,984	$50,084	$36,978
State excise tax expense, net of federal tax effect	1,049	588	1,827
Tax-exempt securities	(2,510)	(2,543)	(2,675)
Federal tax credits	(282)	-	-
Bank owned life insurance	(1,242)	(892)	(849)
Insurance premiums	(159)	(306)	(401)
Change in uncertain tax positions	-	-	392
Other items	319	658	(90)
Income tax expense	$64,159	$47,589	$35,182

Pinnacle Financial's effective tax rate for 2016 and 2015 differs from the statutory income tax rates primarily due to a state excise tax expense, investments in bank qualified municipal securities, our real estate investment trust, participation in the Community Investment Tax Credit (CITC) program, and bank owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and certain merger-related expenses.

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Loan loss allowance	$22,308	$24,959
Loans	15,534	11,568
Insurance	869	823
Accrued liability for supplemental retirement agreements	5,587	2,476
Restricted stock and stock options	8,643	4,824
Securities	4,275	-
Cash flow hedge	1,520	949
Other real estate owned	149	587
Other deferred tax assets	7,897	2,905
Total deferred tax assets	66,782	49,091

Deferred tax liabilities:
Depreciation and amortization	5,823	6,273
Core deposit intangible asset	5,621	3,786
Securities	-	2,337
REIT dividends	4,602	1,772
FHLB related liabilities	285	1,385
Mortgage servicing rights	-	2,468
Other deferred tax liabilities	679	473
Total deferred tax liabilities	17,010	18,494
Net deferred tax assets	$49,772	$30,597

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

A reconciliation of the beginning and ending unrecognized tax benefit related to state uncertain tax positions is as follows (in thousands):

	2016	2015	2014
Balance at January 1,	$134	$391	$-
Increases due to tax positions taken during the current year	1,140	(257)	-
Increases due to tax positions taken during a prior year	-	-	391
Decreases due to the lapse of the statute of limitations during the current year	-	-	-
Decreases due to settlements with the taxing authorities during the current year	-	-	-
Balance at December 31,	$1,274	$134	$391

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest and penalties were recorded for the year ended December 31, 2016.

Note 13.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2016, these commitments amounted to $3.374 billion, of which approximately $413.7 million related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At December 31, 2016, these commitments amounted to $131.4 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At December 31, 2016, Pinnacle Financial had accrued $1.1 million for the inherent risks associated with off balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these routine claims outstanding at December 31, 2016 will not have a material impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

On May 9, 2016 a purported class action complaint was filed in the Chancery Court for the State of Tennessee, 20th Judicial District at Nashville, styled Stephen Bushansky, on behalf of himself and all others similarly situated, Plaintiff, versus Avenue Financial Holdings, Inc. Ronald L. Samuels, Kent Cleaver, David G. Anderson, Agenia Clark, James F. Deutsch, Marty Dickens, Patrick G. Emery, Nancy Falls, Joseph C. Galante, David Ingram. Stephen Moore, Ken Robold, Karen Saul and Pinnacle Financial Partners, Inc., Defendants (Case No. 16-489-IV). The complaint alleged that the individual defendants breached their fiduciary duties by, among other things, approving the sale of Avenue for an inadequate price as the result of a flawed sales process, agreeing to the inclusion of unreasonable deal protection devices in the Avenue Merger Agreement, approving the Avenue Merger in order to receive benefits not equally shared by all other shareholders of Avenue, and issuing materially misleading and incomplete disclosures to Avenue's shareholders. The lawsuit also alleged claims against Avenue and Pinnacle Financial for aiding and abetting the individual defendants' breaches of fiduciary duties.  The plaintiff purported to seek class-wide relief, including but not limited to monetary damages and an award of interest, attorney's fees, and expenses. On May 18, 2016, the Bushansky litigation was transferred to the Davidson County, Tennessee Business Court Pilot Project (the "Business Court").

On June 10, 2016, the parties entered into a memorandum of understanding with the plaintiff regarding a settlement of the Bushansky litigation and a release and dismissal of all claims which were or could have been asserted therein. Pursuant to the terms of the settlement, Avenue and Pinnacle Financial agreed to make certain supplemental disclosures to the definitive proxy statement/prospectus. Those supplemental disclosures were issued on June 13, 2016.

On October 18, 2016, the parties finalized a formal Stipulation of Settlement, which the parties submitted to the Business Court for approval along with a proposed Order Granting Preliminary Approval of Settlement, Approving Form of Notice to Class, and Setting Final Settlement Hearing ("Preliminary Approval Order"), a proposed Notice of Pendency and Proposed Settlement of Class Action ("Notice"), and a proposed Final Order and Judgment.  Plaintiff also indicated that it would request from the Business Court an award of $300,000 in attorneys' fees and expenses, and defendants agreed not to object to a request in this amount. On October 25, 2016, the Business Court issued a Preliminary Approval Order preliminarily approving the settlement and certifying a class, and providing for mailing of the Notice to class members. On December 16, 2016, following mailing of the Notice to the class in accordance with the Preliminary Approval Order and a hearing on the proposed settlement, the Business Court entered the Final Order and Judgment approving the proposed settlement, awarding plaintiff $300,000 in attorneys' fees and expenses, and dismissing the action with prejudice.

The fact of the settlement and Pinnacle Financial's and Avenue's agreement to make the supplemental disclosures in connection therewith should not be construed as an admission of wrongdoing or liability by any defendant.  The defendants have vigorously denied, and continue to vigorously deny, any wrongdoing or liability with respect to the facts and claims asserted, or which could have been asserted, in the Bushansky litigation, including that they have committed any violations of law or breach of fiduciary duty, aided and abetted any violations of law or breaches of fiduciary duty, acted improperly in any way or have any liability or owe any damages of any kind to the plaintiff or the purported class.  Pinnacle Financial believes the claims asserted in the Bushansky action are without merit, but entered into the settlement to avoid the costs, risks and uncertainties inherent in litigation.

Note 14.  Salary Deferral Plans

Pinnacle Financial has a 401(k) retirement plan (the 401k Plan) covering all employees who elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 50% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% of employee self-directed contributions during 2016, 2015, and 2014. Pinnacle Financial's expense associated with the matching component of the plan for each of the years in the three-year period ended December 31, 2016 was approximately $4.0 million, $2.7 million and $2.4 million, respectively, and is included in the accompanying consolidated statements of operations in salaries and employee benefits expense.

Pinnacle Financial assumed nonqualified noncontributory supplemental retirement agreements (the Cavalry SRAs) for certain directors and executive officers of Cavalry Bancorp, Inc. (Cavalry), which Pinnacle Financial acquired in 2006. During 2007, Pinnacle Financial offered a settlement to all participants in the Cavalry SRAs with eleven participants accepting the settlement.  Two individuals remain as participants in the Cavalry SRAs. At December 31, 2016, 2015 and 2014, included in other liabilities is $1.2 million, $1.3 million, and $1.4 million, respectively, which represents the net present value of the future obligation owed the two remaining participants in the Cavalry SRAs using a discount rate of 5% at December 31, 2016, 2015 and 2014.

In conjunction with the acquisition of CapitalMark, Pinnacle assumed a liability of $5.0 million associated with existing supplemental executive retirement plans. These plans provide benefits for former CapitalMark executives and will be paid out over the next 23 years. In conjunction with the acquisition of Avenue, Pinnacle assumed a liability of $8.0 million associated with existing supplemental executive retirement plans. These plans provide benefits for former Avenue executives and will be paid out over the next 26 years.

The balance of all outstanding supplemental executive retirement plans at December 31, 2016 and 2015 is $14.2 million and $6.3 million, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

Note 15.  Stock Options, Stock Appreciation Rights and Restricted Shares

As of December 31, 2016, Pinnacle Financial has one equity incentive plan under which it is able to grant awards, the 2014 Equity Incentive Plan (2014 Plan) and has assumed the stock option plan of CapitalMark (the CapitalMark Option Plan) in connection with the CapitalMark Merger. In addition, awards previously granted remain outstanding under equity plans previously adopted by Pinnacle Financial's Board of Directors or assumed in connection with acquisitions of Mid-America Bancshares, Inc. and Cavalry Bancorp, Inc. No new awards may be granted under these other plans or the CapitalMark Option Plan.

Total shares available for issuance under the 2014 Plan were approximately 995,000 shares as of December 31, 2016, inclusive of shares returned to plan reserves during the year ended December 31, 2016. The 2014 Plan also permits Pinnacle Financial to issue additional awards to the extent that currently outstanding awards are subsequently forfeited, settled in cash or expired unexercised and returned to the 2014 Plan. Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 of stock options under the CapitalMark Plan. No further shares remain available for issuance under the CapitalMark Option Plan. No options were assumed upon the acquisition of Magna or Avenue as all preexisting Magna and Avenue stock options were converted to cash upon acquisition.

Common Stock Options and Stock Appreciation Rights

As of December 31, 2016, of the 550,490 stock options outstanding, approximately 199,000 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while approximately 352,000 options would be deemed non-qualified stock options and thus not subject to favorable tax treatment to the option holder. Favorable treatment generally refers to the recipient of the award not having to report ordinary income at the date of exercise. All stock options granted under the Pinnacle Financial equity incentive plans vest in equal increments over five years from the date of grant and are exercisable over a period of ten years from the date of grant.  All stock options granted under the CapitalMark Plan were fully-vested at the date of the CapitalMark merger. As of December 31, 2016, there were no stock appreciation rights outstanding.

A summary of stock option and stock appreciation right activity within the equity incentive plans during each of the years in the three-year period ended December 31, 2016 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:
	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000's)
Outstanding at December 31, 2013	1,002,500	$25.77
Granted	-	-
Stock options exercised	(301,794)	23.21
Stock appreciation rights exercised (2)	(1,586)	15.60
Forfeited	(632)	24.95
Outstanding at December 31, 2014	698,488	$26.89
Options acquired upon acquisition of CapitalMark	858,148	17.62
Granted	-	-
Stock options exercised	(303,754)	24.09
Stock appreciation rights exercised (2)	(1,276)	15.60
Forfeited	(5)	23.88
Outstanding at December 31, 2015	1,251,601	$21.23
Granted	-	-
Stock options exercised	(698,673)	21.63
Stock appreciation rights exercised (2)	(2,435)	15.60
Forfeited	(3)	29.50
Outstanding at December 31, 2016	550,490	$20.75	2.61	$26,728
Outstanding and expected to vest at December 31, 2016	550,490	$20.75	2.61	$26,728

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial Common Stock of $69.30 per common share at December 31, 2016 for the 550,490 options that were in-the-money at December 31, 2016.

(2)
The 1,586 stock appreciation rights exercised during 2014 settled in 609 shares of Pinnacle Financial Common Stock. The 1,276 stock appreciation rights exercised during 2015 settled in 559 shares of Pinnacle Financial Common Stock. The 2,435 stock appreciation rights exercised during 2016 settled in 1,137 shares of Pinnacle Financial Common Stock.

During each of the years in the three-year period ended December 31, 2016, the aggregate intrinsic value of options and stock appreciation rights exercised under Pinnacle Financial's equity incentive plans was $21.7 million, $7.6 million and $4.0 million, respectively, determined as of the date of option exercise.

There have been no options granted by Pinnacle Financial since 2008. All stock option awards granted by Pinnacle Financial were fully vested during 2013. Stock options granted under the CapitalMark Plan were fully vested at the time of acquisition. As such, there was no impact on the results of operations for stock-based compensation related to stock options for the three-year period ended December 31, 2016.

Restricted Shares

Additionally, the 2014 Plan provides for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards or stock appreciation rights outstanding as of December 31, 2016 under the 2014 Plan.  During the three-year period ended December 31, 2016, Pinnacle Financial awarded 177,664, 231,504 and 126,117 shares of restricted stock to certain Pinnacle Financial associates and outside directors.

A summary of activity for unvested restricted share awards for the years ended December 31, 2016, 2015, and 2014 follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2013	821,695	$19.18
Shares awarded	126,117	33.32
Conversion of restricted share units to restricted share awards	186,943	31.68
Restrictions lapsed and shares released to associates/directors	(249,684)	18.19
Shares forfeited	(35,873)	20.70
Unvested at December 31, 2014	849,198	$24.26
Shares awarded	231,504	45.71
Conversion of restricted share units to restricted share awards	43,711	34.50
Restrictions lapsed and shares released to associates/directors	(240,102)	23.00
Shares forfeited	(17,997)	30.01
Unvested at December 31, 2015	866,314	$31.39
Shares awarded	177,664	48.61
Conversion of restricted share units to restricted share awards	43,694	46.37
Restrictions lapsed and shares released to associates/directors	(245,873)	28.39
Shares forfeited	(21,260)	39.88
Unvested at December 31, 2016	820,539	$36.47

Pinnacle Financial grants restricted share awards to associates, executive management and outside directors with a combination of time and, in the case of executive management, performance vesting criteria. The following tables outline restricted stock grants that were made by grant year, grouped by similar vesting criteria, during the three year period ended December 31, 2016. The table below reflects the life-to-date activity for these awards:

Grant Year	Group(1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Withheld for taxes by participants	Shares Forfeited by participants(8)	Shares Unvested
Time Based Awards
2014	Associates(2)	5	113,918	31,110	12,685	11,745	58,378
2015	Associates(2)	5	190,528	25,801	9,369	14,163	141,195
2015	Leadership team(3)	5	16,605	2,530	788	-	13,287
2016	Associates(2)	5	143,273	265	125	3,679	139,204
Performance Based Awards
2014	Leadership team(4)	5	186,943	63,634	9,375	4,386	109,548
2015	Leadership team(4)	5	43,711	-	-	-	43,711
2015	Leadership team(5)	3	11,302	-	-	-	11,302
2016	Leadership team(4)	3	43,694	-	-	-	43,694
2016	Leadership team(6)	3	15,468	-	-	-	15,468
Outside Director Awards (7)
2014	Outside directors	1	12,199	10,537	1,662	-	-
2015	Outside directors	1	13,069	11,298	1,771	-	-
2016	Outside directors	1	18,923	889	297	-	17,737

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

(4)
Reflects conversion of restricted share units issued in prior years to restricted share awards. The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain earnings and soundness targets over each year of the subsequent vesting period. Half of the awards inclde a four year vesting period while the remainder include a three year vesting period.

(5)
These shares were awarded to individuals joining the leadership team upon acquisition of CapitalMark. The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain earnings targets over each year of the vesting period and should the recipient thereafter remain employed by Pinnacle Financial for a subsequent vesting period.

(6)
These shares were awarded to individuals joining the leadership team upon acquisition of Avenue. The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain earnings targets over each year of the vesting period and should the recipient thereafter remain employed by Pinnacle Financial for a subsequent vesting period.

(7)
Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan.  Restrictions lapse on the one year anniversary date of the award based on each individual board member meeting attendance goals for the various board and board committee meetings to which each member was scheduled to attend.

(8)
These shares represent forfeitures resulting from recipients whose employment or board membership terminated during the year ended December 31, 2016. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination.

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

Restricted Share Units

  Pinnacle Financial grants restricted share units to the senior executive officers and other members of the Leadership Team annually. The senior executive officers' restricted share unit awards typically include a range of shares that may be earned from the target level of performance to the maximum level of performance. The Leadership Team awards are granted at the target level of performance.  Restricted share units awarded prior to 2015 will convert to a number of restricted share awards based on the achievement of certain performance metrics for each of the fiscal years to which the award relates, with the restrictions on the restricted shares issued in settlement of the restricted share units thereafter lapsing if Pinnacle Bank achieves certain soundness levels in subsequent years. Beginning with grants made in 2015, the awards will be settled in shares of freely tradeable common stock of Pinnacle Financial if the one year performance metrics and subsequent one-year service period requirements are met and subsequent soundness targets for later years are achieved. The performance metrics for each of the performance periods is established concurrently with the award of the restricted share unit grants by the Human Resources and Compensation Committee. The awards may be issued with a post-vest holding period, as shown below.  During the post-vest holding period, the shares will not be released to the recipient and cannot be transferred, subject to limited exceptions, but will continue to accrue dividends until the awards are released, which is expected to be commensurate with the filing of Pinnacle Financial's Annual Report on Form 10-K for the prescribed year.  These restricted share units are being expensed based on the requisite service period of the underlying tranche of the award. Each period, the number of shares that is expected to lapse to the recipient is reevaluated and the associated compensation expense is adjusted accordingly. The expense is initially accrued using an anticipated performance level for the senior executive officers between the target and maximum performance levels and at the target performance level for the Leadership Team.

          The following table details the Restricted Share Unit awards outstanding at December 31, 2016:
	Units Awarded		Applicable Performance Periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Shares settled into RSAs as of period end(2)
Grant year	Named Executive Officers (NEOs)(1)	Leadership Team other than NEOs
2016	73,474-110,223	26,683	2016	2	3	N/A
			2017	2	2	N/A
			2018	2	1	N/A

2015	58,200-101,850	28,378	2015	2	3	N/A
			2016	2	2	N/A
			2017	2	1	N/A

2014(3)	58,404-102,209	29,087	2014	5	N/A	21,856
			2014	4	N/A	21,856
			2015	4	N/A	21,847
			2015	3	N/A	21,847
			2016	3	N/A
			2016	2	N/A
1) The named executive officers are awarded a range of awards that may be earned based on attainment of goals at a target level of performance to the maximum level of performance.
2) Restricted stock unit awards granted in 2016 and 2015 if earned will be settled in shares of Pinnacle Financial Common Stock.
3) Restrictions on half of the shares previously converted to RSAs will lapse commensurate with the filing of the Form 10-K for the year ended December 31, 2017 and 2018, respectively, and are reflected as restricted stock awards in the year in which the shares convert.

A summary of stock compensation expense, net of the impact of income taxes, related to restricted share awards and restricted share units for the three-year period ended December 31, 2016, follows (in thousands except per share data):

	2016	2015	2014

Restricted stock expense	$10,971	$6,033	$4,070
Income tax benefit	4,306	2,368	1,597
Restricted stock expense, net of income tax benefit	$6,665	$3,665	$2,473
Impact on per share results from restricted stock expense:
Basic	$0.15	$0.10	$0.07
Fully diluted	$0.15	$0.10	$0.07

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

A summary of Pinnacle Financial's interest rate swaps to facilitate customer transactions as of December 31, 2016 and December 31, 2015 is included in the following table (in thousands):

	December 31, 2016		December 31, 2015
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$666,572	$16,004	$396,112	$16,130
Pay variable / receive fixed swaps	666,572	(16,138)	396,112	(16,329)
Total	$1,333,144	$(134)	$792,224	$(199)

Hedge derivatives

Pinnacle Financial has forward cash flow hedge relationships to manage future interest rate exposure. The hedging strategy converts the LIBOR based variable interest rate on forecasted borrowings to a fixed interest rate and protects Pinnacle Financial from floating interest rate variability. The terms of the individual contracts within the relationship are as follows (in thousands):

					December 31, 2016		December 31, 2015
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(1)	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income
Interest Rate Swap	$33,000	3 month LIBOR	2.265%	April 2016 - April 2020	(727)	(442)	(784)	(476)
Interest Rate Swap	33,000	3 month LIBOR	2.646%	April 2016 - April 2022	(1,304)	(792)	(1,478)	(898)
Interest Rate Swap	33,000	3 month LIBOR	2.523%	Oct. 2016 - Oct. 2020	(1,081)	(657)	(908)	(552)
Interest Rate Swap	33,000	3 month LIBOR	2.992%	Oct. 2017 - Oct. 2021	(1,200)	(729)	(1,112)	(676)
Interest Rate Swap	34,000	3 month LIBOR	3.118%	April 2018 - July 2022	(1,222)	(743)	(1,170)	(711)
Interest Rate Swap	34,000	3 month LIBOR	3.158%	July 2018 - Oct. 2022	(1,198)	(728)	(1,158)	(704)
	$200,000				(6,732)	(4,091)	(6,610)	(4,017)

(1)	No cash will be exchanged prior to the beginning of the term.

Pinnacle Financial has interest rate swap agreements designated as cash flow hedges intended to protect against the variability of cash flows on selected LIBOR based loans. The swaps hedge the interest rate risk, wherein Pinnacle Financial receives a fixed rate of interest from a counterparty and pays a variable rate, based on one month LIBOR. The swaps were entered into with a counterparty that met Pinnacle Financial's credit standards and the agreements contain collateral provisions protecting the at-risk party. Pinnacle Financial believes that the credit risk inherent in the contract is not significant.

					December 31, 2016		December 31, 2015
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term	Asset/ (Liabilities)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income
Interest Rate Swap	$27,500	2.090%	1 month LIBOR	July 2014 - July 2021	395	240	663	403
Interest Rate Swap	25,000	2.270%	1 month LIBOR	July 2014 - July 2022	610	371	968	588
Interest Rate Swap	27,500	2.420%	1 month LIBOR	July 2014 - July 2023	874	531	1,320	802
Interest Rate Swap	30,000	2.500%	1 month LIBOR	July 2014 - July 2024	900	547	1,333	810
Interest Rate Swap	-	1.048%	1 month LIBOR	August 2015 - August 2018	-	-	(46)	(28)
Interest Rate Swap	-	1.281%	1 month LIBOR	August 2015 - August 2019	-	-	(34)	(21)
Interest Rate Swap	15,000	1.470%	1 month LIBOR	August 2015 - August 2020	(75)	(46)	(14)	(9)
	$125,000				2,704	1,643	4,190	2,545

The cash flow hedges were determined to be fully effective during the periods presented. And therefore, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in accumulated other comprehensive (loss) income, net of tax. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive (loss) income would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Pinnacle Financial expects the hedges to remain fully effective during the remaining terms of the swaps.

Note 17.  Employment Contracts

Pinnacle Financial has entered into, and subsequently amended, employment agreements with four of its senior executives: the President and Chief Executive Officer, the Chairman of the Board, the Chief Administrative Officer and the Chief Financial Officer.  These agreements, as amended,  automatically renew each year on January 1 for an additional year unless any of the parties to the agreements gives notice of intent not to renew the agreement prior to November 30th of the preceding year, in which case the agreement terminates 30 days later.  The agreements specify that in certain defined "Terminating Events," Pinnacle Financial will be obligated to pay each of the four senior executives certain amounts, which vary according to the Terminating Event, which is based on their annual salaries and bonuses.  These Terminating Events include disability, cause, without cause and other events.  During 2012, Pinnacle Financial entered into, and subsequently amended, a change of control agreement with its Senior Credit Officer providing the employee with certain benefits if his employment is terminated under certain scenarios within twelve months of a change in control. This agreement automatically renews each year on January 1 unless a party to the agreement notifies the other parties of intent not to renew the agreement prior to November 30th of the preceding year, in which case the agreement terminates 30 days later. During 2016, in connection with the Avenue Merger, Pinnacle Financial entered into an employment agreement with its Vice Chairman. This agreement is on similar terms as the other employment agreements, except that it provides for a fixed three-year term and does not automatically renew.

Note 18.  Related Party Transactions

A local public relations company, of which one of Pinnacle Financial's former directors is a principal, has provided various services for Pinnacle Financial.  During the year ended December 31, 2014, Pinnacle Financial incurred approximately $36,000 in expenses relating to services rendered by this public relations company. During 2015, no expenses were incurred relating to services rendered. This director's term ended during the year ended December 31, 2016 and therefore the relationship was no longer considered to be a related party transaction. During the year ended December 31, 2016, $20,000 in expenses were incurred relating to services rendered by this public relations company.

Also see Note 6 - "Loans and Allowance for Loan Losses", concerning loans and other extensions of credit to certain directors, officers, and their related entities and individuals and Note 14 – "Salary Deferral Plans" regarding supplemental retirement agreement obligations to two directors who were formerly directors of Cavalry.

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

The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2016 and 2015, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

December 31, 2016	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$250	$-	$250	$-
U.S. government agency securities	21,769	-	21,769	-
Mortgage-backed securities	976,626	-	976,626	-
State and municipal securities	212,720	-	212,720	-
Asset- backed securities	78,580	-	78,580	-
Corporate notes and other	8,601	-	8,601	-
Total investment securities available-for-sale	1,298,546	-	1,298,546	-
Alternative investments	10,478	-	-	10,478
Other assets	13,340	-	13,340	-
Total assets at fair value	$1,322,364	$-	$1,311,886	$10,478

Other liabilities	$15,758	$-	$15,758	$-
Total liabilities at fair value	$15,758	$-	$15,758	$-

December 31, 2015
Investment securities available-for-sale:
U.S. government agency securities	$128,193	$-	$128,193	$-
Mortgage-backed securities	582,916	-	582,916	-
State and municipal securities	165,042	-	165,042	-
Asset- backed securities	48,801	-	48,801	-
Corporate notes and other	10,113	-	10,113	-
Total investment securities available-for-sale	935,065	-	935,065	-
Alternative investments	9,764	-	-	9,764
Other assets	15,147	-	15,147	-
Total assets at fair value	$959,976	$-	$950,212	$9,764

Other liabilities	$16,568	$-	$16,568	$-
Total liabilities at fair value	$16,568	$-	$16,568	$-

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015 (in thousands):

December 31, 2016	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the period ended
Other real estate owned	$6,090	$-	$-	$6,090	$(135)
Nonaccrual loans, net (1)	26,506	-	-	26,506	(7,173)
Total	$32,596	$-	$-	$32,596	$(7,308)

December 31, 2015
Other real estate owned	$5,083	$-	$-	$5,083	$(41)
Nonaccrual loans, net (1)	25,690	-	-	25,690	(2,637)
Total	$30,773	$-	$-	$30,773	$(2,678)

(1)	Amount is net of a valuation allowance of $1.1 million and $3.7 million at December 31, 2016 and 2015, respectively, as required by ASC 310-10, "Receivables."

In the case of the bond portfolio, Pinnacle Financial monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the year ended December 31, 2016, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2016 for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the year ended December 31,
	2016		2015
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, January 1	$9,764	$-	$8,004	$-
Total net realized losses included in income	131	-	149	-
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at December 31	-	-	-	-
Purchases	1,639	-	2,254	-
Issuances	-	-	-	-
Settlements	(1,056)	-	(643)	-
Transfers out of Level 3	-	-	-	-
Fair value, December 31	$10,478	$-	$9,764	$-
Total realized losses included in income related to financial assets and liabilities still on the consolidated balance sheet at December 31	$131	$-	$149	$-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2016 and 2015, respectively.   Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Deposits, Securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) advances, Subordinated debt and other borrowings - The carrying amounts of demand deposits, savings deposits, securities sold under agreements to repurchase, floating rate advances from the Federal Home Loan Bank, and floating rate subordinated debt and other borrowings approximate their fair values. Fair values for certificates of deposit, fixed rate advances from the Federal Home Loan Bank and fixed rate subordinated debt are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.  For fixed rate subordinated debt, the maturity is assumed to be as of the earliest date that the indebtedness will be repriced.

Off-Balance Sheet Instruments - The fair values of Pinnacle Financial's off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to Pinnacle Financial until such commitments are funded.

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at December 31, 2016 and 2015.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

December 31, 2016	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$25,251	$25,233	$-	$25,233	$-
Loans, net	8,390,944	8,178,982	-	-	8,178,982
Mortgage loans held-for-sale	47,710	47,892	-	47,892	-
Commercial loans held-for-sale	22,588	22,674	-	22,674	-

Financial liabilities:
Deposits and securities sold under agreements to repurchase	8,845,014	8,579,664	-	-	8,579,664
Federal Home Loan Bank advances	406,304	406,491	-	-	406,491
Subordinated debt and other borrowings	350,768	328,049	-	-	328,049

Off-balance sheet instruments:
Commitments to extend credit (2)	3,374,269	383	-	-	383
Standby letters of credit (3)	131,418	740	-	-	740

December 31, 2015
Financial assets:
Securities held-to-maturity	$31,377	$31,586	$-	$31,586	$-
Loans, net	6,477,803	6,379,153	-	-	6,379,153
Mortgage loans held for sale	47,930	48,365	-	48,365	-

Financial liabilities:
Deposits and securities sold under agreements to repurchase	7,050,498	6,562,509	-	-	6,562,509
Federal Home Loan Bank advances	300,305	299,214	-	-	299,214
Subordinated debt and other borrowings	141,606	131,494	-	-	131,494

Off-balance sheet instruments:
Commitments to extend credit (2)	2,218,784	1,017	-	-	1,017
Standby letters of credit (3)	93,534	354	-	-	354
(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each period, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments. In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio. Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at both December 31, 2016 and 2015, respectively, Pinnacle Financial included in other liabilities $383,000 and $1.0 million representing the inherent risks associated with these off-balance sheet commitments.

(3)
At December 31, 2016 and 2015, the fair value of Pinnacle Financial's standby letters of credit was $740,000 and $354,000, respectively. This amount represents the unamortized fee associated with these standby letters of credit, which were priced at market when issued, and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value.  This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 20.  Other Borrowings

On July 30, 2015, Pinnacle Bank issued $60.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes due 2025 ("Pinnacle Bank Notes") in a private placement transaction to institutional accredited investors. On March 10, 2016, Pinnacle Bank issued an additional $70.0 million in aggregate principal amount of the Pinnacle Bank Notes. The Pinnacle Bank Notes issued on March 10, 2016 were priced at 99.023% of the principal amount per note, for an effective interest rate of 5.125%. The maturity date of the Pinnacle Bank Notes is July 30, 2025, although Pinnacle Bank may redeem some or all of the Pinnacle Bank Notes beginning on the interest payment date of July 30, 2020 and on any interest payment date thereafter at a redemption price equal to 100% of the principal amount of the Pinnacle Bank Notes to be redeemed plus accrued and unpaid interest to the date of redemption, subject to the prior approval of the FDIC. Pinnacle Bank may redeem the Pinnacle Bank Notes at any time upon the occurrence of certain tax events, capital events or investment company events.

From the date of the issuance through July 29, 2020, the Pinnacle Bank Notes will bear interest at the rate of 4.875% per year and will be payable semi-annually in arrears on January 30 and July 30 of each year, beginning on January 30, 2016. From July 30, 2020, the Pinnacle Bank Notes will bear interest at a rate per annum equal to the three-month LIBOR rate plus 3.128%, payable quarterly in arrears on each January 30, April 30, July 30, and October 30, beginning on July 30, 2020, through the maturity date or the early redemption date of the Pinnacle Bank Notes.

The sale of the Pinnacle Bank Notes on July 30, 2015 yielded net proceeds of $59 million after deducting the placement agents' fees and expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the July 30, 2015 offering, together with available cash, to pay the cash portion of the merger consideration payable to the shareholders of CapitalMark and Magna in connection with those mergers, to pay the amounts necessary to redeem the preferred shares that each of CapitalMark and Magna had issued to the United States Department of the Treasury in connection with their participation in the Treasury's Small Business Lending Fund and for general corporate purposes. The sale of the Pinnacle Bank Notes on March 10, 2016 yielded net proceeds of approximately $68.4 million after deducting the initial purchasers' discount and expenses payable by Pinnacle Bank. Pinnacle Bank used the net proceeds from the March 1, 2016 offering for general corporate purposes, (including the repayment of short term borrowings of Pinnacle Bank used to pay a portion of the cash portion of the purchase price for the additional equity interests of BHG acquired by Pinnacle Bank on March 1, 2016).

On March 29, 2016, Pinnacle Financial entered into a revolving credit agreement with a bank for borrowings of up to $75 million (the Loan Agreement). Borrowings under the revolving credit facility have been used to fund the cash portion of the purchase price of Avenue and to support capital contributions to Pinnacle Bank. Future borrowings may be used for general corporate purposes including to fund capital contributions to Pinnacle Bank. Pinnacle Financial's borrowings under the Loan Agreement bear interest at a rate equal to 2.25% plus the greater of (i) zero percent (0%) or (ii) the one-month LIBOR rate quoted by the lender. The Loan Agreement also requires Pinnacle Financial to pay a quarterly fee beginning June 30, 2016 equal to 0.35% per annum on the average daily unused amount of available borrowings. At December 31, 2016 there were no borrowings under the Loan Agreement, which terminates on March 28, 2017.

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

The Avenue Subordinated Notes will be redeemable by Pinnacle Financial, in whole or in part, on or after January 1, 2020, subject to prior approval of the Federal Reserve, or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. The Avenue Subordinated Notes are not subject to redemption at the option of the holders.

On November 16, 2016, Pinnacle Financial completed the issuance, through a private placement, of $120.0 million aggregate principal amount of Fixed–to-Floating Rate Subordinated Notes due November 16, 2026 (the "Pinnacle Financial Notes") to certain institutional accredited investors. The Pinnacle Financial Notes bear a fixed interest rate of 5.25 percent per annum until November 16, 2021 subject to prior approval of the Federal Reserve, payable semi-annually in arrears. From November 16, 2021, the Pinnacle Financial Notes will bear a floating rate of interest equal to 3-Month LIBOR + 3.884 percent per annum until their maturity on November 16, 2026, or such earlier redemption date, payable quarterly in arrears. The Pinnacle Financial Notes will be redeemable by the Company, in whole or in part, on or after November 16, 2021, subject to prior approval by the Federal Reserve, or, in whole but not in part, upon the occurrence of certain specified tax events, capital events or investment company events. The Pinnacle Financial Notes are not subject to redemption at the option of the holders. The sale of the Pinnacle Financial Notes yielded net proceeds of approximately $118.3 million, and the Pinnacle Financial Notes qualify initially as Tier 2 capital for regulatory purposes. The Company used approximately $57.0 million of the net proceeds to retire all of the outstanding debt under the Company's $75.0 million revolving credit facility entered into in March 2016. The Company has contributed $50.0 million of the net proceeds to Pinnacle Bank and has retained the remaining net proceeds for general corporate purposes. The foregoing description does not purport to be a complete description of the Pinnacle Financial Notes.

The subordinated debt is recorded net of associated financing fees, fair value adjustments, in accordance with ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs and totals $268.3 million as of December 31, 2016, compared to $59.1 million at December 31, 2015, net of associated debt issuance costs and fair value adjustments upon acquisition.

Note 21.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary and disclosures surrounding those VIE's which have not been consolidated. The consolidation methodology provided in this footnote as of December 31, 2016 and 2015 has been prepared in accordance with ASC 810.

Non-consolidated Variable Interest Entities

At December 31, 2016, Pinnacle Financial did not have any consolidated variable interest entities to disclose but did have the following non-consolidated variable interest entities: low income housing partnerships, trust preferred issuances, troubled debt restructuring commercial loans, and managed discretionary trusts.

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

The following table summarizes VIE's that are not consolidated by Pinnacle Financial as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016		December 31, 2015
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Classification
Low Income Housing Partnerships	$24,150	$-	$13,889	$-	Other Assets
Trust Preferred Issuances	N/A	82,476	N/A	82,476	Subordinated Debt
Commercial Troubled Debt Restructurings	11,572	-	4,368	-	Loans
Managed Discretionary Trusts	N/A	N/A	N/A	N/A	N/A

Note 22.  Regulatory Matters

 Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years.  During the year ended December 31, 2016, Pinnacle Bank paid $27.7 million in dividends to Pinnacle Financial. As of December 31, 2016, Pinnacle Bank could pay approximately $239.5 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Pinnacle Financial initiated payment of a quarterly dividend of $0.08 per share of common stock in the fourth quarter of 2013 and has since increased the dividend to $0.12 beginning in the first quarter of 2015 and to $0.14 beginning in the first quarter of 2016. The amount and timing of all future dividend payments, if any, is subject to the discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

 Pinnacle Financial and Pinnacle Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and Pinnacle Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Pinnacle Financial's and Pinnacle Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets, Tier I capital to risk-weighted assets, total risk-based capital to risk-weighted assets and of Tier 1 capital to average assets.

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for Pinnacle Financial on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The Basel III rules, also establish a capital conservation buffer of 2.5% (to be phased in over three years) above the regulatory minimum risk-based capital ratios. The capital conservation buffer is to be phased in beginning in January 2016 at 0.625% and is scheduled to increase each year by a like percentage until fully implemented in January 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes, as of December 31, 2016, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016

Total capital to risk weighted assets:
Pinnacle Financial	$1,211,105	11.9%	$816,857	8.0%	$1,021,071	10.0%
Pinnacle Bank	$1,136,782	11.2%	$814,254	8.0%	$1,017,817	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$882,654	8.6%	$612,643	6.0%	$816,857	8.0%
Pinnacle Bank	$949,193	9.3%	$610,690	6.0%	$814,254	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$802,532	7.9%	$459,482	4.5%	$663,696	6.5%
Pinnacle Bank	$949,070	9.3%	$458,018	4.5%	$661,581	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$882,654	8.6%	$412,902	4.0%	N/A	N/A
Pinnacle Bank	$949,193	9.2%	$412,124	4.0%	$515,155	5.0%

At December 31, 2015

Total capital to risk weighted assets:
Pinnacle Financial	$883,085	11.2%	$628,500	8.0%	$785,624	10.0%
Pinnacle Bank	$830,863	10.6%	$626,486	8.0%	$783,107	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$756,316	9.6%	$471,375	6.0%	$628,500	8.0%
Pinnacle Bank	$704,095	9.0%	$469,864	6.0%	$626,486	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$676,316	8.6%	$353,531	4.5%	$510,656	6.5%
Pinnacle Bank	$704,095	9.0%	$352,398	4.5%	$509,020	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$756,316	9.4%	$322,920	4.0%	N/A	N/A
Pinnacle Bank	$704,095	8.8%	$321,991	4.0%	$402,489	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

Note 23.  Parent Company Only Financial Information

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2016 and 2015 and for each of the years in the three-year period ended December 31, 2016 (in thousands):

CONDENSED BALANCE SHEETS
	2016	2015
Assets:
Cash and cash equivalents	$36,984	$21,740
Investments in bank	1,579,728	1,184,779
Investments in consolidated subsidiaries	5,484	9,934
Investment in unconsolidated subsidiaries:
PNFP Statutory Trust I	310	310
PNFP Statutory Trust II	619	619
PNFP Statutory Trust III	619	619
PNFP Statutory Trust IV	928	928
Other investments	61,374	5,453
Current income tax receivable	6,831	10,132
Other assets	29,182	4,260
	$1,722,059	$1,238,774
Liabilities and stockholders' equity:
Income taxes payable to subsidiaries	-	12
Subordinated debt and other borrowings	223,337	82,476
Other liabilities	2,026	675
Stockholders' equity	1,496,696	1,155,611
	$1,722,059	$1,238,774

CONDENSED STATEMENTS OF OPERATIONS

	2016	2015	2014
Revenues:
Income from bank subsidiaries	$27,663	19,038	21,185
Income from nonbank subsidiaries	5,198	210	193
Income from equity method investment	7,663	-	-
Other income (loss)	21	(132)	714
Expenses:
Interest expense	1,997	220	468
Personnel expense, including stock compensation	10,971	7,342	5,308
Other expense	3,653	2,889	2,789
Loss before income taxes and equity in undistributed income of subsidiaries	23,924	8,665	13,527
Income tax benefit	(3,428)	(4,119)	(3,066)
Loss before equity in undistributed income of subsidiaries	27,352	12,874	16,593
Equity in undistributed income of bank subsidiaries	104,318	81,536	52,414
Equity in undistributed income (loss) of nonbank subsidiaries	(4,445)	1,189	1,464
Net income	$127,225	$95,509	$70,471

CONDENSED STATEMENTS OF CASH FLOWS

	2016	2015	2014
Operating activities:
Net income	$127,225	$95,509	$70,471
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and accretion	543	-	-
Stock-based compensation expense	10,971	7,342	5,308
Increase in income tax payable, net	(12)	(10,870)	-
Deferred tax expense	1,025	(394)	27
Gains from equity method investments, net	(8,350)	-	-
Excess tax benefit from stock compensation	(4,604)	(4,116)	(1,699)
Loss (gain) on other investments	497	132	(710)
Decrease in other assets	2,636	1,194	1,852
Increase in other liabilities	3,157	3,771	203
Equity in undistributed income of bank subsidiaries	(104,318)	(81,530)	(52,414)
Equity in undistributed income of nonbank subsidiaries	4,445	(1,189)	(1,464)
Net cash provided by (used in) operating activities	33,215	9,849	21,574
Investing activities:
Investment in consolidated banking subsidiaries	(118,878)	-	-
Investment in unconsolidated banking subsidiaries	-	-	-
Increase in equity method investment	(11,400)	-	-
Dividends received from equity method investment	3,255	-	-
Increase in other investments	(710)	(335)	(397)
Net cash provided by (used in) investing activities	(127,733)	(335)	(397)
Financing activities:
Net (decrease) increase in subordinated debt and other borrowings	118,294	(13,682)	(2,500)
Exercise of common stock options and stock appreciation rights, net of repurchase of restricted shares	11,589	3,603	6,422
Excess tax benefit from stock compensation	4,604	4,116	1,699
Common dividends paid	(24,725)	(18,307)	(11,398)
Net cash used in financing activities	109,762	(24,270)	(5,777)
Net increase (decrease) in cash	15,244	(14,756)	15,400
Cash and cash equivalents, beginning of year	21,740	36,496	21,096
Cash and cash equivalents, end of year	$36,984	$21,740	$36,496

Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial under Tennessee banking laws. Pinnacle Bank paid dividends of $27.7 million, $19.0 million and $21.2 million, respectively to Pinnacle Financial in each of the years ended December 31, 2016, 2015 and 2014.

Note 24.  Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2016 follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2016
Interest income	$80,974	$83,762	$97,380	$101,493
Net interest income	73,902	75,044	86,635	89,413
Provision for loan losses	3,894	5,280	6,108	3,046
Net income before taxes	41,800	46,546	48,693	54,345
Net income	27,964	30,787	32,377	36,097
Basic net income per share	$0.70	$0.75	$0.71	$0.79
Diluted net income per share	$0.68	$0.73	$0.71	$0.78

2015
Interest income	$54,679	$55,503	$67,192	$77,797
Net interest income	51,269	51,831	62,059	71,475
Provision for loan losses	315	1,186	2,228	5,459
Net income before taxes	32,617	33,917	36,134	40,432
Net income	21,843	22,665	24,149	26,854
Basic net income per share	$0.62	$0.65	$0.64	$0.67
Diluted net income per share	$0.62	$0.64	$0.62	$0.65

2014
Interest income	$49,291	$50,564	$52,782	$53,533
Net interest income	45,908	47,226	49,537	50,313
Provision for loan losses	488	254	851	2,041
Net income before taxes	24,506	25,668	27,215	28,264
Net income	16,367	17,170	18,197	18,737
Basic net income per share	$0.47	$0.49	$0.52	$0.54
Diluted net income per share	$0.47	$0.49	$0.52	$0.53

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information required by this item will be included under the heading "Independent Registered Public Accounting Firm" in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2017.

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

Management Report on Internal Control Over Financial Reporting

The report of Pinnacle Financial's management on Pinnacle Financial's internal control over financial reporting is set forth on page 74 of this Annual Report on Form 10-K.  The report of Pinnacle Financial's independent registered public accounting firm on Pinnacle Financial's internal control over financial reporting is set forth on page 77 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2017 under the headings "Corporate Governance-Code of Conduct," "Proposal #1 Election of Directors-Audit Committee," "Proposal #1 Election of Directors," "Executive Management," and "Section 16A Beneficial Ownership Reporting Compliance" and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2017 under the heading, "Proposal #1 Election of the Directors-Director Compensation," "Executive Compensation" and "Human Resources and Compensation Committee Interlocks and Insider Participation" and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item regarding security ownership of certain beneficial owners management and will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2017 under the heading, "Security Ownership of Certain Beneficial Owners and Management," and are incorporated herein by reference.

The following table summarizes information concerning Pinnacle Financial's equity compensation plans at December 31, 2016:
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)(2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders:
2004 Equity Incentive Plan	160,027	$24.94	-
Bank of the South 2001 Stock Option Plan	-	-	-
Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan	1,862	20.41	-
2014 Equity Incentive Plan	301,208	-	995,356
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	464,979	$24.89	995,356

(1)
Includes 301,208 performance-based restricted stock units under the 2014 Plan. Performance-based restricted stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and are to be settled for shares of common stock. Accordingly, they have been disregarded for purposes of computing the weighted-average exercise price.

(2)
All of CapitalMark's outstanding stock options vested upon consummation of the CapitalMark merger and were converted into options to purchase shares of Pinnacle Financial's Common Stock. 388,601 shares of Pinnacle Financial's common stock remain subject to outstanding options issued to the CapitalMark optionholders and the weighted average exercise price of those options is $19.00.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2017 under the headings, "Certain Relationships and Related Transactions," and "Corporate Governance-Director Independence" and are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2017 under the heading, "Independent Registered Public Accounting Firm" and are incorporated herein by reference.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits
Exhibit No.	Description
2.1
Agreement and Plan of Merger by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and CapitalMark Bank & Trust (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K will be furnished supplementally to the Securities andi Exchange Commission upon request (1)

2.2
Agreement and Plan of Merger by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and Magna Bank (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K will be furnished supplementally to the Securities andi Exchange Commission upon request (2)

2.3
Agreement and Plan of Merger by and among Pinnacle Financial Partners, Inc. and Avenue Financial Holdings, Inc., dated January 28, 2016 (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K will be furnished supplementally to the Securities andi Exchange Commission upon request (3)

2.4
Agreement and Plan of Merger, dated as of January 22, 2017, by and among Pinnacle Financial Partners, Inc., BNC Bancorp and Blue Merger Sub, Inc. (schedules and exhibits omitted pursuant to 601(b)(2) of Regulation S-K will be furnished supplementally to the Securities and Exchange Commission upon request) (4)

3.1	Amended and Restated Charter, as amended (Restated for SEC filing purposes only)(5)
3.2	Bylaws (5)
4.1.1	Specimen Common Stock Certificate (6)
4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock
4.2	Form of 4.875% Fixed-to-Floating Rate Subordinated Note due July 30, 2025(7)
4.3	Form of Certificate for Avenue Financial Holdings, Inc. Fixed/Floating Rate Subordinated Note due December 29, 2024 (8)
4.4	Form of 5.25% Fixed-to-Floating Rate Subordinated Note due November 16, 2026 Certificate (9)
10.1	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (10) *
10.2	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr. (10) *
10.3	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (10) *
10.4	Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter (10) *
10.5	Form of Named Executive Officers 2012 Restricted Stock Unit Award Agreement (11)*
10.6	Pinnacle Financial Partners, Inc. Amended and Restated 2004 Equity Incentive Plan (12)
10.7	Change of Control Agreement dated as of September 4, 2012 by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and Joseph Harvey White (13)
10.8	Form of Named Executive Officers 2013 Restricted Stock Unit Award Agreement (14)
10.9	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner(15)*
10.10	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe(15)*
10.11	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener(15)*
10.12	Amendment No. 1 dated November 20, 2012 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter(15)*
10.13	Amendment No. 1 dated November 20, 2012 to Amended Change of Control Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and J. Harvey White(15)*
10.14	Form of Named Executive Officers 2014 Performance Unit Award Agreement (16)
10.15	Amendment No. 2 dated February 4, 2014 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner (17)*
10.16	Amendment No. 2 dated February 4, 2014 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe (17)*
10.17	Amendment No. 2 dated February 4, 2014 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener (17)*
10.18	Amendment No. 2 dated February 4, 2014 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter (17)*
10.19	Amendment No. 1 to Pinnacle Financial Partners, Inc. 2004 Amended and Restated Equity Incentive Plan (17)*

10.20	Second Amended and Restated Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan (17)*
10.21	Form of Directors' 2014 Restricted Stock Agreement (17)*
10.22	Pinnacle Financial Partners, Inc. 2014 Equity Incentive Plan (18)*
10.23	Form of Named Executive Officers 2015 Performance Unit Award Agreement (19)*
10.24	CapitalMark Bank & Trust Stock Option Plan (20)*
10.25	Pinnacle Financial Partners, Inc. 2016 Annual Cash Incentive Plan (21)*
10.26	Loan Agreement dated as of March 29, 2016 by and between Pinnacle Financial Partners, Inc., as Borrower, and US Bank, National Association, as lender (22)
10.27	Employment Agreement, effective July 1, 2016, by and among Pinnacle Financial Partners, Inc., Pinnacle Bank, and Ronald L. Samuels (23)
10.28	Form of Pinnacle Financial Partners, Inc. 2016 Restricted Stock Award Agreement (24)
10.29	Supplemental Executive Retirement Plan Agreement between Avenue Bank and Ronald Samuels, dated October 26, 2007 (25)
10.30	Pinnacle Financial Partners, Inc. 2017 Annual Cash Incentive Plan (26)
21.1	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1	Consent of Crowe Horwath LLP
23.2	Consent of KPMG LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Documents
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
(*)	Management compensatory plan or arrangement

(1)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on April 8, 2015.
(2)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on April 29, 2015.
(3)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 29, 2016.
(4)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 23, 2017.
(5)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on April 27, 2015.
(6)	Registrant hereby incorporates by reference to the Registrant's Registration Statement on Form SB-2, as amended (File No. 333-38018).
(7)	Registrant hereby incorporates by reference to the Registrant's Current Report on Form 8-K filed on August 5, 2015.
(8)	Registrant hereby incorporates by reference to the Registrant's Current Report on Form 8-K filed on July 7, 2016.
(9)	Registrant hereby incorporates by reference to the Registrant's Current Report on Form 8-K filed on November 18, 2016.
(10)	Registrant hereby incorporates by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC on March 7, 2008.
(11)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 20, 2012.
(12)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on April 20, 2012.
(13)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on September 6, 2012.
(14)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 17, 2013.
(15)	Registrant hereby incorporates by reference to Registrants's Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on February 22, 2013.
(16)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 24, 2014.
(17)	Registrant hereby incorporates by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC of February 25, 2014.
(18)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on April 17, 2014.
(19)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 27, 2015.
(20)	Registrant hereby incorporates by reference to Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on August 10, 2015.
(21)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 26, 2016.
(22)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on March 31, 2016.
(23)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on July 7, 2016.
(24)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on July 7, 2016.
(25)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on July 7, 2016.
(26)	Registrant hereby incorporates by reference to Registrant's Current Report on Form 8-K filed on January 20, 2017.

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

PINNACLE FINANCIAL PARTNERS, INC

	By:	/s/ M. Terry Turner
M. Terry Turner
Date: February 27, 2017		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 27, 2017
Robert A. McCabe, Jr.

/s/ M. Terry Turner	Director, President and Chief Executive Officer	February 27, 2017
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 27, 2017
Harold R. Carpenter	(Principal Financial and Accounting Officer)

/s/ Ronald L. Samuels	Vice Chairman of the Board	February 27, 2017
Ronald L. Samuels

/s/ H. Gordon Bone	Director	February 27, 2017
H. Gordon Bone

/s/ Charles E. Brock	Director	February 27, 2017
Charles E. Brock

/s/ Renda J. Burkhart	Director	February 27, 2017
Renda J. Burkhart

/s/ Gregory L. Burns	Director	February 27, 2017
Gregory L. Burns

/s/ Colleen Conway-Welch	Director	February 27, 2017
Colleen Conway- Welch

/s/ Marty G. Dickens	Director	February 27, 2017
Marty G. Dickens

/s/ Thomas C. Farnsworth, III	Director	February 27, 2017
Thomas C. Farnsworth, III

/s/ Joseph Galante	Director	February 27, 2017
Joseph Galante

/s/ Glenda Baskin Glover	Director	February 27, 2017
Glenda Baskin Glover

/s/ William F. Hagerty, IV	Director	February 27, 2017
William F. Hagerty, IV

/s/ William H. Huddleston, IV	Director	February 27, 2017
William H. Huddleston, IV

/s/ David B. Ingram	Director	February 27, 2017
David B. Ingram

/s/ Ed C. Loughry, Jr.	Director	February 27, 2017
Ed C. Loughry, Jr.

/s/ Gary Scott	Director	February 27, 2017
Gary Scott

/s/ Reese L. Smith, III	Director	February 27, 2017
Reese L. Smith, III