Form 10-Q
period 2017-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2017-05-05
CIK 1115055

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

              (mark one)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐ (do not check if you are a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of May 2, 2017 there were 49,828,669 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2017

FORWARD-LOOKING STATEMENTS

Certain of the statements in this Quarterly Report on Form 10-Q  may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:  (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial Partners, Inc. (Pinnacle Financial), or entities in which it has significant investments, like Bankers Healthcare Group, LLC (BHG), to maintain the historical growth rate of its, or such entities', loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA, the Knoxville MSA, the Chattanooga, TN-GA MSA and the Memphis, TN-MS-AR MSA,  particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates on loans or deposits; (ix) the results of regulatory examinations; (x) the ability to retain large, uninsured deposits; (xi) a merger or acquisition, like Pinnacle Financial's proposed merger with BNC Bancorp (BNC); (xii) risks of expansion into new geographic or product markets; (xiii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors or otherwise to attract customers from other financial institutions; (xv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels; (xvii) risks associated with litigation, including the applicability of insurance coverage; (xviii) the risk of successful integration of the businesses Pinnacle Financial has recently acquired with its business; (xix) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xx) the vulnerability of Pinnacle Bank's network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxi) the possibility of increased compliance costs as a result of increased regulatory oversight, including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients;  (xxii) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company if not prohibited from doing so by the terms of our agreement with them; (xxiii) the possibility that the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets will exceed current estimates; (xxiv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxv) the risk that the cost savings and any revenue synergies from Pinnacle Financial's proposed merger with BNC may not be realized or take longer than anticipated to be realized; (xxvi) disruption from Pinnacle Financial's proposed merger with BNC with customers, suppliers, employee or other business partners relationships; (xxvii) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement between Pinnacle Financial and BNC; (xxviii) the risk of successful integration of Pinnacle Financial's and BNC's businesses; (xxix) the failure to obtain the necessary approvals by Pinnacle Financial and BNC shareholders; (xxx) the amount of the costs, fees, expenses and charges related to Pinnacle Financial's proposed merger with BNC; (xxxi) reputational risk and the reaction of the parties' customers, suppliers, employees or other business partners to Pinnacle Financial's proposed merger with BNC; (xxxii) the failure of the closing conditions with respect to Pinnacle Financial's proposed merger with BNC to be satisfied, or any unexpected delay in closing the proposed merger; (xxxiii) the risk that the integration of Pinnacle Financial's and BNC's operations will be materially delayed or will be more costly or difficult than expected; (xxxiv) the possibility that Pinnacle Financial's proposed merger with BNC may be more expensive to complete than anticipated, including as a result of unexpected factors or events; (xxxv) the dilution caused by Pinnacle Financial's issuance of additional shares of its common stock in its proposed merger with BNC; and (xxxvi) general competitive, economic, political and market conditions. A more detailed description of these and other risks is contained herein and in Pinnacle Financial's most recent annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017 and in Part II, Item 1A "Risk Factors" below. Many of such factors are beyond Pinnacle Financial's ability to control or predict and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Cash and noninterest-bearing due from banks	$95,215,622	$84,732,291
Interest-bearing due from banks	94,775,935	97,529,713
Federal funds sold and other	2,682,574	1,383,416
Cash and cash equivalents	192,674,131	183,645,420

Securities available-for-sale, at fair value	1,579,776,402	1,298,546,056
Securities held-to-maturity (fair value of $25,035,844 and $25,233,254 at March 31, 2017 and December 31, 2016, respectively)	24,997,568	25,251,316
Consumer mortgage loans held-for-sale	70,597,985	47,710,120
Commercial mortgage loans held-for-sale	15,354,496	22,587,971

Loans	8,642,032,280	8,449,924,736
Less allowance for loan losses	(58,349,769)	(58,980,475)
Loans, net	8,583,682,511	8,390,944,261

Premises and equipment, net	97,003,955	88,904,145
Equity method investment	210,732,581	205,359,844
Accrued interest receivable	29,568,023	28,234,826
Goodwill	551,546,341	551,593,796
Core deposits and other intangible assets	13,907,909	15,104,038
Other real estate owned	6,234,962	6,089,804
Other assets	348,524,131	330,651,002
Total assets	$11,724,600,995	$11,194,622,599

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,508,679,583	$2,399,191,152
Interest-bearing	1,970,312,733	1,808,331,784
Savings and money market accounts	3,938,368,793	3,714,930,351
Time	863,235,880	836,853,761
Total deposits	9,280,596,989	8,759,307,048
Securities sold under agreements to repurchase	71,157,282	85,706,558
Federal Funds purchased	50,000,000	-
Federal Home Loan Bank advances	181,264,257	406,304,187
Subordinated debt and other borrowings	350,848,829	350,768,050
Accrued interest payable	5,655,284	5,573,377
Other liabilities	62,002,877	90,267,267
Total liabilities	10,001,525,518	9,697,926,487
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $1.00; 90,000,000 shares authorized; 49,789,649 and 46,359,377 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	49,789,649	46,359,377
Additional paid-in capital	1,274,762,698	1,083,490,728
Retained earnings	413,700,739	381,072,505
Accumulated other comprehensive loss, net of taxes	(15,177,609)	(14,226,498)
Total stockholders' equity	1,723,075,477	1,496,696,112
Total liabilities and stockholders' equity	$11,724,600,995	$11,194,622,599

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Interest income:
Loans, including fees	$93,217,947	$74,404,204
Securities:
Taxable	6,433,088	4,466,834
Tax-exempt	1,677,581	1,493,757
Federal funds sold and other	814,317	609,587
Total interest income	102,142,933	80,974,382

Interest expense:
Deposits	8,118,914	4,915,563
Securities sold under agreements to repurchase	49,766	48,050
Federal Home Loan Bank advances and other borrowings	5,207,380	2,108,092
Total interest expense	13,376,060	7,071,705
Net interest income	88,766,873	73,902,677
Provision for loan losses	3,651,022	3,893,570
Net interest income after provision for loan losses	85,115,851	70,009,107

Noninterest income:
Service charges on deposit accounts	3,855,483	3,442,684
Investment services	2,821,834	2,345,600
Insurance sales commissions	1,858,890	1,705,859
Gain on mortgage loans sold, net	4,154,952	3,567,551
Gain on sale of investment securities, net	-	-
Trust fees	1,705,279	1,580,612
Income from equity method investment	7,822,737	5,147,524
Other noninterest income	8,162,419	8,065,880
Total noninterest income	30,381,594	25,855,710

Noninterest expense:
Salaries and employee benefits	38,352,184	32,516,856
Equipment and occupancy	9,674,658	8,130,464
Other real estate expense	251,973	112,272
Marketing and other business development	1,879,206	1,263,361
Postage and supplies	1,196,445	957,087
Amortization of intangibles	1,196,129	873,215
Merger related expense	672,016	1,829,472
Other noninterest expense	8,830,765	8,380,969
Total noninterest expense	62,053,376	54,063,696
Income before income taxes	53,444,069	41,801,121
Income tax expense	13,791,022	13,835,857
Net income	$39,653,047	$27,965,264
Per share information:
Basic net income per common share	$0.83	$0.70
Diluted net income per common share	$0.82	$0.68
Weighted average shares outstanding:
Basic	48,022,342	40,082,805
Diluted	48,517,920	40,847,027

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2017	2016
Net income	$39,653,047	$27,965,264
Other comprehensive income, net of tax:
Change in fair value on available-for-sale securities, net of tax	(808,155)	6,431,468
Change in fair value of cash flow hedges, net of tax	(142,956)	(923,703)
Net gain on sale of investment securities reclassified from other comprehensive income into net income, net of tax	-	-
Total other comprehensive income (loss), net of tax	(951,111)	5,507,765
Total comprehensive income	$38,701,936	$33,473,029

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income, net	Total Stockholder's Equity
Balance at December 31, 2015	40,906,064	$40,906,064	$839,617,050	$278,573,408	$(3,485,222)	$1,155,611,300
Exercise of employee common stock options and related tax benefits	152,949	152,949	3,699,161	-	-	3,852,110
Common dividends paid	-	-	-	(5,791,835)	-	(5,791,835)
Issuance of restricted common shares, net of forfeitures	127,462	127,462	(127,462)	-	-	-
Common stock issued in conjunction with Bankers Healthcare Group investment, net	860,470	860,470	38,939,530	-	-	39,800,000
Restricted shares withheld for taxes and related tax benefit	(51,990)	(51,990)	(741,561)	-	-	(793,551)
Compensation expense for restricted shares	-	-	2,628,788	-	-	2,628,788
Net income	-	-	-	27,965,264	-	27,965,264
Other comprehensive income	-	-	-	-	5,507,765	5,507,765
Balance at March 31, 2016	41,994,955	$41,994,955	$884,015,506	$300,746,837	$2,022,543	$1,228,779,841

Balance at December 31, 2016	46,359,377	$46,359,377	$1,083,490,728	$381,072,505	$(14,226,498)	$1,496,696,112
Exercise of employee common stock options	148,740	148,740	2,811,672	-	-	2,960,412
Common dividends paid	-	-	-	(7,024,813)	-	(7,024,813)
Issuance of restricted common shares, net of forfeitures	118,439	118,439	(118,439)	-	-	-
Issuance of common equity, net of costs	3,220,000	3,220,000	188,973,750	-	-	192,193,750
Restricted shares withheld for taxes	(56,907)	(56,907)	(3,869,040)	-	-	(3,925,947)
Compensation expense for restricted shares	-	-	3,474,027	-	-	3,474,027
Net income	-	-	-	39,653,047	-	39,653,047
Other comprehensive loss	-	-	-	-	(951,111)	(951,111)
Balance at March 31, 2017	49,789,649	$49,789,649	$1,274,762,698	$413,700,739	$(15,177,609)	$1,723,075,477

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three months ended March 31,

	2017	2016
Operating activities:
Net income	$39,653,047	$27,965,264
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	1,977,703	1,303,239
Depreciation, amortization and accretion	(429,251)	(428,254)
Provision for loan losses	3,651,022	3,893,570
Gain on mortgage loans sold, net	(4,154,952)	(3,567,551)
Stock-based compensation expense	3,474,027	2,628,788
Deferred tax expense	8,699,482	921,718
Losses (gains) on dispositions of other real estate and other investments	79,571	(32,400)
Income from equity method investment	(7,822,737)	(5,147,524)
Excess tax benefit from stock compensation	(3,760,322)	(159,168)
Gain on other loans sold, net	(186,793)	-
Other loans held for sale:
Loans originated	(36,887,584)	(10,504,481)
Loans sold	44,307,853	-
Mortgage loans held for sale:
Loans originated	(179,473,354)	(147,888,687)
Loans sold	160,740,441	163,949,000
Increase in other assets	(136,250)	(6,736,913)
Decrease in other liabilities	(24,385,998)	(2,169,127)
Net cash provided by operating activities	5,345,905	24,027,474

Investing activities:
Activities in securities available-for-sale:
Purchases	(334,875,094)	(102,041,878)
Sales	-	-
Maturities, prepayments and calls	50,445,311	28,996,005
Activities in securities held-to-maturity:
Purchases	-	-
Maturities, prepayments and calls	145,000	148,426
Increase in loans, net	(193,557,488)	(289,043,266)
Purchases of software, premises and equipment	(11,446,101)	(2,849,721)
Purchase of bank owned life insurance policies	(25,000,000)	-
Increase in equity method investment	-	(74,100,000)
Dividends received from equity method investment	2,450,000	4,920,103
Increase in other investments	(639,671)	(1,918,978)
Net cash used in investing activities	(512,478,043)	(435,889,309)

Financing activities:
Net increase in deposits	521,563,077	109,015,688
Net decrease in securities sold under agreements to repurchase	(14,549,276)	(16,282,804)
Advances from Federal Home Loan Bank:
Issuances	-	631,000,000
Payments/maturities	(225,020,191)	(315,015,246)
Increase in other borrowings, net	50,000,000	67,344,645
Principal payments of capital lease obligation	(36,163)	-
Proceeds from common stock issuance	192,193,750	-
Exercise of common stock options and stock appreciation rights, net of repurchase of restricted shares	(965,535)	3,058,559
Excess tax benefit from stock compensation	-	159,168
Common stock dividends paid	(7,024,813)	(5,791,835)
Net cash provided by financing activities	516,160,849	473,488,175
Net increase in cash and cash equivalents	9,028,711	61,626,340
Cash and cash equivalents, beginning of period	183,645,420	320,951,333
Cash and cash equivalents, end of period	$192,674,131	$382,577,673

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna) and Avenue Financial Holdings, Inc. (Avenue) on July 31, 2015, September 1, 2015, and July 1, 2016, respectively. Pinnacle Financial and Pinnacle Bank also collectively hold a 49% interest in Bankers Healthcare Group, LLC (BHG), a full-service commercial loan provider to healthcare and other professional practices. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance services, and comprehensive wealth management services, in its primary market areas of the Nashville-Davidson-Murfreesboro-Franklin, Tennessee, Knoxville, Tennessee, Chattanooga, Tennessee-Georgia and Memphis, Tennessee-Mississippi-Arkansas Metropolitan Statistical Areas. Additionally, on January 22, 2017, Pinnacle Financial and a wholly owned subsidiary of Pinnacle Financial entered into an Agreement and Plan of Merger (Merger Agreement) with BNC Bancorp, a North Carolina Corporation (BNC). Pinnacle Bank also entered into an Agreement and Plan of Merger with Bank of North Carolina, BNC's wholly-owned bank subsidiary, on January 22, 2017.

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP).  All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Pinnacle Financial consolidated financial statements and related notes appearing in the 2016 Annual Report previously filed on Form 10-K.

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

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, determination of any impairment of intangible assets and the valuation of deferred tax assets. There have been no significant changes to Pinnacle Financial's significant accounting policies as disclosed in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2016, with the exception of the adoption of ASU 2016-09, which became effective January 1, 2017, as described more fully in Recently Adopted Accounting Pronouncements below.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the three months ended March 31, 2017 and March 31, 2016 was as follows:

	For the three months ended March 31,
	2017	2016
Cash Transactions:
Interest paid	$13,666,769	$7,341,784
Income taxes paid, net	230,110	10,556,737
Noncash Transactions:
Loans charged-off to the allowance for loan losses	5,161,951	9,226,906
Loans foreclosed upon and transferred to other real estate owned	1,498,198	-
Loans foreclosed upon and transferred to other assets	2,593	1,384,511
Common stock issued in connection with equity-method investment	-	39,694,036

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

The following is a summary of the basic and diluted net income per share calculations for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Basic net income per share calculation:
Numerator - Net income	$39,653,047	$27,965,264

Denominator - Weighted average common shares outstanding	48,022,342	40,082,805
Basic net income per common share	$0.83	$0.70

Diluted net income per share calculation:
Numerator – Net income	$39,653,047	$27,965,264

Denominator - Weighted average common shares outstanding	48,022,342	40,082,805
Dilutive shares contingently issuable	495,578	764,222
Weighted average diluted common shares outstanding	48,517,920	40,847,027
Diluted net income per common share	$0.82	$0.68

On January 27, 2017, Pinnacle Financial completed the issuance and sale of 3,220,000 shares of common stock (including 420,000 shares issued as a result of the underwriter exercising its over-allotment option) in an underwritten public offering, which shares are included in the share count above. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses, were approximately $192.2 million.

Recently Adopted Accounting Pronouncements —  In March 2016, the FASB issued updated guidance to Accounting Standards Update 2016-09 Stock Compensation Improvements to Employee Share-Based Payment Activity (ASU 2016-09) intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification of such awards on the statement of cash flows. This ASU impacted Pinnacle Financial's consolidated financial statements by requiring that all income tax effects related to settlements of share-based payment awards be reported as increases (or decreases) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital. The ASU also requires that all income tax related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows whereas cash flows were previously reported as a reduction to operating cash flows and an increase to financing cash flows. The guidance became effective for Pinnacle Financial on January 1, 2017. During the first quarter of 2017, the newly adopted standard resulted in a reduction in tax expense of $3.8 million.

Subsequent Events — ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after March 31, 2017 through the date of the issued financial statements.

Note 2. Acquisitions

  Avenue Financial Holdings, Inc. On July 1, 2016, Pinnacle Financial consummated its merger with Avenue, and Avenue Bank, Avenue's wholly-owned bank subsidiary. Pursuant to the terms of the Agreement and Plan of Merger, dated as of January 28, 2016, by and between Pinnacle Financial and Avenue (the Avenue Merger Agreement), Avenue merged with and into Pinnacle Financial, with Pinnacle Financial continuing as the surviving corporation (the Avenue Merger). On that same day, Pinnacle Bank and Avenue Bank merged, with Pinnacle Bank continuing as the surviving entity.

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

Note 3. Equity method investment

A summary of BHG's financial position as of March 31, 2017 and December 31, 2016 and results of operations as of and for the three months ended March 31, 2017 and 2016, were as follows (in thousands):

	As of
	March 31, 2017	December 31, 2016

Assets	$244,542	$223,246

Liabilities	165,271	139,531
Membership interests	79,271	83,715
Total liabilities and membership	$244,542	$223,246

	For the three months ended March 31,
	2017	2016

Revenues	$34,235	$31,288
Net income	$16,012	$12,154

At March 31, 2017, technology, trade name and customer relationship intangibles, net of related amortization, of $15.9 million compared to $16.8 million as of December 31, 2016. Amortization expense of $832,000 was included for the three months ended March 31, 2017 compared to $378,000 for the same period in the prior year. Accretion income of $806,000 was included in the three months ended March 31, 2017 compared to $871,000 for the same period in the prior year.

During the three months ended March 31, 2017, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $2.5 million in the aggregate, respectively, compared to $4.9 million for the same period in the prior year. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. No loans were purchased from BHG by Pinnacle Bank for the periods ended March 31, 2017 or March 31, 2016.

Note 4.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2017 and December 31, 2016 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017:
Securities available-for-sale:
U.S. Treasury securities	$250	$-	$-	$250
U.S. government agency securities	19,213	1	275	18,939
Mortgage-backed agency securities	1,240,671	4,205	17,899	1,226,977
State and municipal securities	247,210	4,611	2,824	248,997
Asset-backed securities	71,942	108	729	71,321
Corporate notes and other	13,245	152	105	13,292
	$1,592,531	$9,077	$21,832	$1,579,776
Securities held-to-maturity:
State and municipal securities	$24,998	$124	$86	$25,036
	$24,998	$124	$86	$25,036

December 31, 2016:
Securities available-for-sale:
U.S. Treasury securities	$250	$-	$-	$250
U.S. government agency securities	22,306	-	537	21,769
Mortgage-backed agency securities	988,008	4,304	15,686	976,626
State and municipal securities	211,581	4,103	2,964	212,720
Asset-backed securities	79,318	111	849	78,580
Corporate notes and other	8,608	39	46	8,601
	$1,310,071	$8,557	20,082	$1,298,546
Securities held-to-maturity:
State and municipal securities	$25,251	$87	$105	$25,233
	$25,251	$87	$105	$25,233

At March 31, 2017, approximately $1.045 billion of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At March 31, 2017, repurchase agreements comprised of secured borrowings totaled $71.2 million and were secured by $71.2 million of pledged U.S. government agency securities, municipal securities, asset backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to remain adequately secured.

The amortized cost and fair value of debt securities as of March 31, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
March 31, 2017:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,519	$2,536	$445	$445
Due in one year to five years	45,041	46,143	8,262	8,285
Due in five years to ten years	128,637	130,524	10,817	10,897
Due after ten years	103,721	102,275	5,474	5,409
Mortgage-backed securities	1,240,671	1,226,977	-	-
Asset-backed securities	71,942	71,321	-	-
	$1,592,531	$1,579,776	$24,998	$25,036

At March 31, 2017 and December 31, 2016, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2017

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	749	1	12,995	274	13,744	275
Mortgage-backed securities	1,009,381	17,214	53,060	685	1,062,441	17,899
State and municipal securities	101,430	2,909	310	1	101,740	2,910
Asset-backed securities	11,008	24	25,928	705	36,936	729
Corporate notes	4,542	105	-	-	4,542	105
Total temporarily-impaired securities	$1,127,110	$20,253	$92,293	$1,665	$1,219,403	$21,918

At December 31, 2016

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government agency securities	-	-	20,820	537	20,820	537
Mortgage-backed securities	801,213	15,073	43,148	613	844,361	15,686
State and municipal securities	87,277	3,068	312	1	87,589	3,069
Asset-backed securities	14,510	32	34,097	817	48,607	849
Corporate notes	4,810	46	-	-	4,810	46
Total temporarily-impaired securities	$907,810	$18,219	$98,377	$1,968	$1,006,187	$20,187

The applicable dates for determining when securities are in an unrealized loss position are March 31, 2017 and December 31, 2016. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended March 31, 2017 and December 31, 2016, but is in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, including both available-for-sale and held-to-maturity investment securities, at March 31, 2017, Pinnacle Financial had approximately $21.9 million in unrealized losses on $1.219 billion of securities. The unrealized losses associated with these investment securities are driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of Pinnacle Financial's ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at March 31, 2017, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at March 31, 2017.

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

Commercial loans receive risk ratings assigned by a financial advisor and approved by a senior credit officer subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators.  At March 31, 2017, approximately 78% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real-estate mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of March 31, 2017 and December 31, 2016 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
March 31, 2017
Accruing loans
Pass	$3,111,795	$1,171,131	$1,000,453	$2,858,856	$266,341	$8,408,576
Special Mention	39,448	1,620	4,800	37,387	783	84,038
Substandard (1)	26,081	11,867	5,762	65,946	121	109,777
Total	3,177,324	1,184,618	1,011,015	2,962,189	267,245	8,602,391
Impaired loans
Nonaccrual loans(2)
Substandard-nonaccrual	4,050	8,809	4,112	7,255	822	25,048
Doubtful-nonaccrual	-	-	-	2	-	2
Total nonaccrual loans	4,050	8,809	4,112	7,257	822	25,050
Troubled debt restructurings(3)
Pass	210	1,349	-	720	39	2,318
Special Mention	-	233	-	-	-	233
Substandard	-	1,366	-	10,674	-	12,040
Total troubled debt restructurings	210	2,948	-	11,394	39	14,591
Total impaired loans	4,260	11,757	4,112	18,651	861	39,641
Total loans	$3,181,584	$1,196,375	$1,015,127	$2,980,840	$268,106	$8,642,032

December 31, 2016
Accruing loans
Pass	$3,137,239	$1,159,003	$897,549	$2,782,000	$264,682	$8,240,473
Special Mention	21,449	1,620	2,716	25,641	802	52,228
Substandard (1)	29,674	13,833	5,788	65,215	129	114,639
Total	3,188,362	1,174,456	906,053	2,872,856	265,613	8,407,340
Impaired loans
Nonaccrual loans(2)
Substandard-nonaccrual	4,921	8,073	6,613	7,492	475	27,574
Doubtful-nonaccrual	-	-	-	3	-	3
Total nonaccrual loans	4,921	8,073	6,613	7,495	475	27,577
Troubled debt restructurings(3)
Pass	213	1,358	7	713	41	2,332
Special Mention	-	236	-	-	-	236
Substandard	-	1,794	-	10,646	-	12,440
Total troubled debt restructurings	213	3,388	7	11,359	41	15,008
Total impaired loans	5,134	11,461	6,620	18,854	516	42,585
Total loans	$3,193,496	$1,185,917	$912,673	$2,891,710	$266,129	$8,449,925

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of nonaccrual loans and troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $109.8 million at March 31, 2017, compared to $114.6 million at December 31, 2016.

(2)	Included in nonaccrual loans at March 31, 2017 and December 31, 2016 are $7.3 million and $8.8 million, respectively, in purchase credit impaired loans acquired with deteriorated credit quality.
(3)	Troubled debt restructurings are presented as an impaired loan; however, they continue to accrue interest at contractual rates.

For the three months ended March 31, 2017, the average balance of nonaccrual loans was $26.3 million compared to $43.7 million for the same period in 2016. Pinnacle Financial's policy is that the discontinuation of the accrual of interest income will occur when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date the above mentioned loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized approximately $49,000 in interest income from cash payments received on nonaccrual loans during the three months ended March 31, 2017, compared to $31,000 during the three months ended March 31, 2016. Had these nonaccruing loans been on accruing status, interest income would have been higher by $640,000 for the three months ended March 31, 2017 compared to $280,000 for the three months ended March 31, 2016, respectively.

Loans acquired with deteriorated credit quality are recorded pursuant to the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and are referred to as purchase credit impaired loans. The following table provides a rollforward of purchase credit impaired loans from December 31, 2016 through March 31, 2017 (in thousands):

	Gross Contractual Receivable	Accretable Yield	Nonaccretable Yield	Carrying Value

December 31, 2016	$12,468	$-	$(3,633)	$8,835
Acquisitions	-	-	-	-
Year-to-date settlements	(1,814)	-	252	(1,562)
Additional fundings	5	-	-	5
March 31, 2017	$10,659	$-	$(3,381)	$7,278

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

The following table details the recorded investment, unpaid principal balance and related allowance of Pinnacle Financial's nonaccrual loans at March 31, 2017 and December 31, 2016 by loan classification (in thousands):

	At March 31, 2017			At December 31, 2016
	Recorded investment	Unpaid principal balances(1)	Related allowance(2)	Recorded investment	Unpaid principal balances (1)	Related allowance(2)
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$2,283	$2,280	$-	$2,308	$2,312	$-
Consumer real estate – mortgage	2,513	2,544	-	2,880	2,915	-
Construction and land development	1,028	1,035	-	3,128	3,135	-
Commercial and industrial	6,252	6,266	-	6,373	6,407	-
Consumer and other	-	-	-	-	-	-
Total	$12,076	$12,125	$-	$14,689	$14,769	$-

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,767	$2,465	$63	$2,613	$3,349	$59
Consumer real estate – mortgage	6,296	6,883	1,085	5,193	5,775	688
Construction and land development	3,083	3,756	19	3,485	4,154	20
Commercial and industrial	1,006	2,379	220	1,122	2,714	77
Consumer and other	822	942	465	475	851	227
Total	$12,974	$16,425	$1,852	$12,888	$16,843	$1,071

Total nonaccrual loans	$25,050	$28,550	$1,852	$27,577	$31,612	$1,071

(1)	Unpaid principal balance presented net of fair value adjustments recorded in conjunction with purchase accounting.
(2)	Collateral dependent loans are typically charged-off to their net realizable value and no specific allowance is carried related to those loans.

The following table details the average recorded investment and the amount of interest income recognized on a cash basis for the three months ended March 31, 2017 and 2016, respectively, on Pinnacle Financial's nonaccrual loans that remain on the balance sheets as of such date (in thousands):

	For the three months ended March 31,
	2017		2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$2,100	$-	$3,854	$-
Consumer real estate – mortgage	2,216	-	4,462	-
Construction and land development	2,078	49	7,320	31
Commercial and industrial	6,312	-	15,451	-
Consumer and other	-	-	386	-
Total	$12,706	$49	$31,473	$31

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$2,386	$-	$1,548	$-
Consumer real estate – mortgage	6,225	-	5,815	-
Construction and land development	3,284	-	74	-
Commercial and industrial	1,064	-	1,128	-
Consumer and other	649	-	3,702	-
Total	$13,608	$-	$12,267	$-

Total nonaccrual loans	$26,314	$49	$43,740	$31

At March 31, 2017 and December 31, 2016, there were $14.6 million and $15.0 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest.

The following table outlines the amount of each loan category where troubled debt restructurings were made during the three months ended March 31, 2017 and 2016 (dollars in thousands):

Three months ended March 31,
2017	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	-	$-	$-
Consumer real estate – mortgage	-	-	-
Construction and land development	-	-	-
Commercial and industrial	1	3,457	3,457
Consumer and other	-	-	-
	1	$3,457	$3,457

2016
Commercial real estate – mortgage	-	$-	$-
Consumer real estate – mortgage	-	-	-
Construction and land development	-	-	-
Commercial and industrial	1	2,333	1,536
Consumer and other	-	-	-
	1	$2,333	$1,536

During the three months ended March 31, 2017 and 2016, Pinnacle Financial did not have any troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

To monitor concentration risk, Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at March 31, 2017 with the comparative exposures for December 31, 2016 (in thousands):

	March 31, 2017
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2016

Lessors of nonresidential buildings	$1,302,962	$359,869	$1,662,831	$1,701,853
Lessors of residential buildings	487,960	291,045	779,005	874,234

The table below presents past due balances by loan classification and segment at March 31, 2017 and December 31, 2016, allocated between accruing and nonaccrual status (in thousands):

March 31, 2017	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Nonaccrual(1)	Current and accruing	Total Loans
Commercial real estate:
Owner-occupied	$1,056	$-	$1,056	$3,401	$1,395,055	$1,399,512
All other	30	-	30	649	1,781,393	1,782,072
Consumer real estate – mortgage	1,917	49	1,966	8,809	1,185,600	1,196,375
Construction and land development	1,350	-	1,350	4,112	1,009,665	1,015,127
Commercial and industrial	3,514	-	3,514	7,258	2,970,068	2,980,840
Consumer and other	5,706	1,062	6,768	821	260,517	268,106
	$13,573	$1,111	$14,684	$25,050	$8,602,298	$8,642,032

December 31, 2016
Commercial real estate:
Owner-occupied	$3,505	$-	$3,505	$4,254	$1,347,134	$1,354,893
All other	-	-	-	667	1,837,936	1,838,603
Consumer real estate – mortgage	3,838	53	3,891	8,073	1,173,953	1,185,917
Construction and land development	2,210	-	2,210	6,613	903,850	912,673
Commercial and industrial	4,475	-	4,475	7,495	2,879,740	2,891,710
Consumer and other	7,168	1,081	8,249	475	257,405	266,129
	$21,196	$1,134	$22,330	$27,577	$8,400,018	$8,449,925

(1)	Approximately $15.0 million and $16.7 million of nonaccrual loans as of March 31, 2017 and December 31, 2016, respectively, were performing pursuant to their contractual terms at those dates.

The following table shows the allowance allocation by loan classification and accrual status at March 31, 2017 and December 31, 2016 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings(1)		Total Allowance for Loan Losses
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Commercial real estate –mortgage	$14,105	$13,595	$63	$59	$-	$1	$14,168	$13,655
Consumer real estate – mortgage	6,132	5,874	1,085	688	2	2	7,219	6,564
Construction and land development	4,422	3,604	19	20	-	-	4,441	3,624
Commercial and industrial	22,650	24,648	220	77	42	18	22,912	24,743
Consumer and other	8,012	9,293	465	227	-	-	8,477	9,520
Unallocated	-	-	-	-	-	-	1,133	874
	$55,321	$57,014	$1,852	$1,071	$44	$21	$58,350	$58,980

(1)
Troubled debt restructurings of $14.6 million and $15.0 million as of both March 31, 2017 and December 31, 2016, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

The following table details the changes in the allowance for loan losses for the three months ended March 31, 2017 and 2016, respectively, by loan classification (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Three months ended March 31, 2017:
Balance at December 31, 2016	$13,655	$6,564	$3,624	$24,743	$9,520	$874	$58,980
Charged-off loans	-	(61)	-	(1,158)	(3,943)	-	(5,162)
Recovery of previously charged-off loans	6	170	33	140	532	-	881
Provision for loan losses	507	546	784	(813)	2,368	259	3,651
Balance at March 31, 2017	$14,168	$7,219	$4,441	$22,912	$8,477	$1,133	$58,350

Three months ended March 31, 2016:
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616	$537	$65,432
Charged-off loans	-	(199)	-	(1,624)	(7,404)	-	(9,227)
Recovery of previously charged-off loans	58	85	25	1,433	540	-	2,141
Provision for loan losses	(2,020)	63	1,014	692	3,106	1,038	3,893
Balance at March 31, 2016	$13,551	$7,169	$3,942	$24,144	$11,858	$1,575	$62,239

The following table details the allowance for loan losses and recorded investment in loans by loan classification and by impairment evaluation method as of March 31, 2017 and December 31, 2016, respectively (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
March 31, 2017
Allowance for Loan Losses:
Collectively evaluated for impairment	$14,105	$6,132	$4,422	$22,650	$8,012	$1,133	$56,454
Individually evaluated for impairment	63	1,087	19	262	465	-	1,896
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$14,168	$7,219	$4,441	$22,912	$8,477	$1,133	$58,350

Loans:
Collectively evaluated for impairment	$3,177,324	$1,184,618	$1,011,015	$2,962,189	$267,245		$8,602,391
Individually evaluated for impairment	2,714	9,276	1,094	18,418	861		32,363
Loans acquired with deteriorated credit quality	1,546	2,481	3,018	233	-		7,278
Total loans	$3,181,584	$1,196,375	$1,015,127	$2,980,840	$268,106		$8,642,032

December 31, 2016
Allowance for Loan Losses:
Collectively evaluated for impairment	$13,595	$5,874	$3,604	$24,648	$9,293	$874	$57,888
Individually evaluated for impairment	60	690	20	95	227	-	1,092
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-
Total allowance for loan losses	$13,655	$6,564	$3,624	$24,743	$9,520	$874	$58,980

Loans:
Collectively evaluated for impairment	$3,188,362	$1,174,456	$906,053	$2,872,856	$265,613		$8,407,340
Individually evaluated for impairment	2,750	8,941	3,212	18,331	516		33,750
Loans acquired with deteriorated credit quality	2,384	2,520	3,408	523	-		8,835
Total loans	$3,193,496	$1,185,917	$912,673	$2,891,710	$266,129		$8,449,925

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

At March 31, 2017, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $21.8 million to current directors, executive officers, and their related entities, of which $15.0 million had been drawn upon. At December 31, 2016, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $22.6 million to directors, executive officers, and their related entities, of which approximately $14.8 million had been drawn upon. None of these loans to directors, executive officers, and their related entities were impaired at March 31, 2017 or December 31, 2016.

At March 31, 2017, Pinnacle Financial had approximately $15.4 million in commercial loans held for sale, which included loans previously held in Pinnacle Bank's commercial loan portfolio that it has elected to sell as well apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank, and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

Residential Lending

At March 31, 2017, Pinnacle Financial had approximately $70.6 million of mortgage loans held-for-sale compared to approximately $47.7 million at December 31, 2016. Total loan volumes sold during the three months ended March 31, 2017 were approximately $160.7 million compared to approximately $163.9 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, Pinnacle Financial recognized $4.2 million in gains on the sale of these loans, net of commissions paid, compared to $3.6 million during the three months ended March 31, 2016.

These mortgage loans held-for-sale are originated internally and are primarily to borrowers in Pinnacle Bank's geographic markets. These sales are typically on a mandatory basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines.

Each purchaser of a mortgage loan held-for-sale has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Pinnacle Bank to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Pinnacle Bank has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan. To date, repurchase activity pursuant to the terms of these representations and warranties has been insignificant to Pinnacle Bank.

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

The unrecognized tax benefit related to uncertain tax positions related to State income tax filings was $1.3 million at March 31, 2017 compared to $196,000 at March 31, 2016. No change was recorded to the unrecognized tax benefit related to uncertain tax positions in each of the three month periods ended March 31, 2017 and 2016.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The total amount of interest and penalties recorded in the income statement for the three months ended March 31, 2017 was $18,000. No interest and penalties were recorded for the three months ended March 31, 2016.

Pinnacle Financial's effective tax rate for the three months ended March 31, 2017 was 25.8% compared to 33.1% for the three months ended March 31, 2016. The difference between the effective tax rate and the Federal and State income tax statutory rate of 39.23% is primarily due to state excise tax expense, investments in bank qualified municipal securities, tax benefits of Pinnacle Financial's real estate investment trust subsidiary, participation in the Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and certain merger-related expenses. The impact of the adoption of ASU 2016-09 (as described in Note 1) was included in income tax expense for the quarter ended March 31, 2017, resulting in the recognition of $3.8 million of tax benefits which reduced income tax expense. Prior to the adoption of ASU 2016-09, these tax benefits were recorded as an increase to additional paid-in-capital.

Note 7. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2017, these commitments amounted to $3.3 billion.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At March 31, 2017, these commitments amounted to $128.4 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should Pinnacle Financial's customers default on their resulting obligation to Pinnacle Financial, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At both March 31, 2017, and December 31, 2016, Pinnacle Financial had accrued $1.1 million for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management, the resolution of these claims outstanding at March 31, 2017 will not have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 8.  Stock Options and Restricted Shares

As described more fully in the Annual Report on Form 10-K, as of March 31, 2017, Pinnacle Financial has one equity incentive plan under which it is able to grant awards, the 2014 Equity Incentive Plan (2014 Plan) and has assumed the stock option plan of CapitalMark (the CapitalMark Option Plan) in connection with the CapitalMark Merger. In addition, awards previously granted remain outstanding under equity plans previously adopted by Pinnacle Financial's Board of Directors. No new awards may be granted under these other plans or the CapitalMark Option Plan.

Total shares available for issuance under the 2014 Plan were approximately 825,000 shares as of March 31, 2017, inclusive of shares returned to plan reserves during the three months ended March 31, 2017. The 2014 Plan also permits Pinnacle Financial to reissue awards currently outstanding that are subsequently forfeited, settled in cash or expired unexercised and returned to the 2014 Plan. Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 of stock options under the CapitalMark Plan. No further shares remain available for issuance under the CapitalMark Option Plan. No options were assumed upon the acquisition of Magna or Avenue as all preexisting Magna and Avenue stock options were converted to cash upon acquisition.

Common Stock Options

A summary of the stock option activity within the equity incentive plans during the three months ended March 31, 2017 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2016	550,490	$20.75	2.61	$26,728	(1)
Granted	-
Exercised(3)	(149,213)
Forfeited	-
Outstanding at March 31, 2017	401,277	$20.93	3.16	$18,265	(2)
Options exercisable at March 31, 2017	401,277	$20.93	3.16	$18,265	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $69.30 per common share at December 31, 2016 for the 550,490 options that were in-the-money at December 31, 2016.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $66.45 per common share at March 31, 2017 for the 401,277 options that were in-the-money at March 31, 2017.

(3)	Includes 750 stock options which were exercised in a stock swap transaction which settled in 277 shares of Pinnacle Financial common stock.

Compensation costs related to stock options granted under Pinnacle Financial's equity incentive plan have been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the three months ended March 31, 2017 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2016	820,539	$36.47
Shares awarded	80,745
Conversion of previously awarded restricted share units to restricted share awards	43,680
Restrictions lapsed and shares released to associates/directors	(190,488)
Shares forfeited(1)	(5,986)
Unvested at March 31, 2017	748,490	$43.44

(1)	Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

Pinnacle Financial has granted restricted share awards to associates, executive management and outside directors with a combination of time and, in the case of executive management, performance vesting criteria. The following table outlines restricted stock grants that were awarded, grouped by similar vesting criteria, during the three months ended March 31, 2017:

Grant Year	Group(1)	Vesting Period in years		Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants(5)	Shares Unvested
Time Based Awards
2017	Associates(2)	5		68,850	61	487	68,302

Performance Based Awards
2017	Leadership team(3)	3	(3)	43,680	-	-	43,680

Outside Director Awards(4)
2017	Outside directors	1		11,895	-	-	11,895

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
(3)
Reflects conversion of restricted share units issued in prior years to restricted share awards. The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain soundness targets over each year of the subsequent vesting period. See further details of these awards under the caption "Restricted Share Units" below.

(4)
Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan.  Restrictions lapse on February 28, 2017 based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend.

(5)
These shares represent forfeitures resulting from recipients whose employment or board membership is terminated during the year-to-date period ended March 31, 2017. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination.

Restricted Share Units

The following table details the Restricted Share Unit awards outstanding at March 31, 2017:

	Units Awarded
Grant year	Named Executive Officers (NEOs)(1)	Leadership Team other than NEOs	Applicable Performance Periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Shares settled into RSAs as of period end(2)
2017	72,537-109,339	24,916	2017	2	3	N/A
			2018	2	2	N/A
			2019	2	1	N/A

2016	73,474-110,223	26,683	2016	2	3	N/A
			2017	2	2	N/A
			2018	2	1	N/A

2015	58,200-101,850	28,378	2015	2	3	N/A
			2016	2	2	N/A
			2017	2	1	N/A

2014(3)	58,404-102,209	29,087	2014	5	N/A	21,856
			2014	4	N/A	21,856
			2015	4	N/A	21,847
			2015	3	N/A	21,847
			2016	3	N/A	21,840
			2016	2	N/A	21,840

(1)	The named executive officers are awarded a range of awards that may be earned based on attainment of goals between a target level of performance and a maximum level of performance.
(2)
Restricted share unit awards granted in 2017, 2016 and 2015 will be earned and settled in shares of Pinnacle Financial common stock, for which additional forfeiture restrictions may lapse based on Pinnacle Financial's performance in future periods.

(3)	Restrictions on half of the shares previously converted to RSAs will lapse commensurate with the filing of the Form 10-K for the year ended December 31, 2017 and 2018, respectively.

Stock compensation expense related to restricted share awards and restricted share units for the three months ended March 31, 2017 and 2016 was $3.5 million and $2.7 million, respectively.

Note 9. Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current period earnings.

Non-hedge derivatives

Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps are derivatives, but are not designated as hedging instruments. A summary of Pinnacle Financial's interest rate swaps related to customers as of March 31, 2017 and December 31, 2016 is included in the following table (in thousands):

	March 31, 2017		December 31, 2016
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$664,946	$14,856	$666,572	$16,004
Pay variable / receive fixed swaps	664,946	(14,978)	666,572	(16,138)
Total	$1,329,892	$(122)	$1,333,144	$(134)

Hedge derivatives

A summary of Pinnacle Financial's cash flow hedge relationships as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

					March 31, 2017		December 31, 2016
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(1)	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income
Interest Rate Swap	$33,000	3 month LIBOR	2.265%	April 2016-April 2020	$(579)	$(352)	$(727)	$(442)
Interest Rate Swap	33,000	3 month LIBOR	2.646%	April 2016-April 2022	(1,140)	(693)	(1,304)	(792)
Interest Rate Swap	33,000	3 month LIBOR	2.523%	Oct. 2016-Oct. 2020	(910)	(553)	(1,081)	(657)
Interest Rate Swap	33,000	3 month LIBOR	2.992%	Oct. 2017-Oct. 2021	(1,160)	(705)	(1,200)	(729)
Interest Rate Swap	34,000	3 month LIBOR	3.118%	April 2018-July 2022	(1,201)	(730)	(1,222)	(743)
Interest Rate Swap	34,000	3 month LIBOR	3.158%	July 2018- Oct. 2022	(1,161)	(706)	(1,198)	(728)
	$200,000				$(6,151)	$(3,739)	$(6,732)	$(4,091)

(1)	No cash will be exchanged prior to the beginning of the term.

The following outlines the interest rate swap agreements in place at March 31, 2017 and December 31, 2016 (in thousands):

					March 31, 2017		December 31, 2016
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(2)	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income
Interest Rate Swap	$27,500	2.090%	1 month LIBOR	July 2014 - July 2021	$274	$167	$395	$240
Interest Rate Swap	25,000	2.270%	1 month LIBOR	July 2014 - July 2022	468	284	610	371
Interest Rate Swap	27,500	2.420%	1 month LIBOR	July 2014 - July 2023	713	433	874	531
Interest Rate Swap	30,000	2.500%	1 month LIBOR	July 2014 - July 2024	750	456	900	547
Interest Rate Swap	-	1.048%	1 month LIBOR	Aug. 2015-Aug. 2018	-	-	-	-
Interest Rate Swap	-	1.281%	1 month LIBOR	Aug. 2015-Aug. 2019	-	-	-	-
Interest Rate Swap	15,000	1.470%	1 month LIBOR	Aug. 2015-Aug. 2020	(125)	(76)	(75)	(46)
	$125,000				$2,080	$1,264	$2,704	$1,643

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

The following tables present financial instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

March 31, 2017	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$250	$-	$250	$-
U.S. government agency securities	18,939	-	18,939	-
Mortgage-backed agency securities	1,226,977	-	1,226,977	-
State and municipal securities	248,997	-	248,997	-
Agency-backed securities	71,321	-	71,321	-
Corporate notes and other	13,292	-	13,292	-
Total investment securities available-for-sale	$1,579,776	$-	$1,579,776	$-
Other investments	10,492	-	-	10,492
Other assets	14,662	-	14,662	-
Total assets at fair value	$1,604,930	$-	$1,594,438	$10,492

Other liabilities	$15,404	$-	$15,404	$-
Total liabilities at fair value	$15,404	$-	$15,404	$-

December 31, 2016
Investment securities available-for-sale:
U.S. treasury securities	$250	$-	$250	$-
U.S. government agency securities	21,769	-	21,769	-
Mortgage-backed agency securities	976,626	-	976,626	-
State and municipal securities	212,720	-	212,720	-
Agency-backed securities	78,580	-	78,580	-
Corporate notes and other	8,601	-	8,601	-
Total investment securities available-for-sale	1,298,546	-	1,298,546	-
Other investments	10,478	-	-	10,478
Other assets	13,340	-	13,340	-
Total assets at fair value	$1,322,364	$-	$1,311,886	$10,478

Other liabilities	$15,758	$-	$15,758	$-
Total liabilities at fair value	$15,758	$-	$15,758	$-

The following table presents assets measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the year-to-date period then ended
Other real estate owned	$6,235	$-	$-	$6,235	$(78)
Nonaccrual loans, net(1)	23,198	-	-	23,198	(1,773)
Total	$29,433	$-	$-	$29,433	$(1,851)

December 31, 2016
Other real estate owned	$6,090	$-	$-	$6,090	$(135)
Nonaccrual loans, net(1)	26,506	-	-	26,506	(7,173)
Total	$32,596	$-	$-	$32,596	$(7,308)

(1) Amount is net of valuation allowance of $1.9 million and $1.1 million at March 31, 2017 and December 31, 2016, respectively, as required by ASC 310-10, "Receivables."

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended March 31, 2017, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2017 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the three months ended March 31,
	2017		2016
	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, beginning of period	$10,478	$-	$9,764	$-
Total realized gains included in income	197	-	177	-
Changes in unrealized gains/losses included in other comprehensive income for assets and liabiliaties still held at March 31	-	-	-	-
Purchases	120	-	325	-
Issuances	-	-	-	-
Settlements	(303)	-	(138)	-
Transfers out of Level 3	-	-	-	-
Fair value, end of period	10,492	-	10,128	-
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$197	$-	$177	-

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2017 and December 31, 2016. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at March 31, 2017 and December 31, 2016.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands).

(in thousands) March 31, 2017	Carrying/ Notional Amount	Estimated Fair Value(1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$24,998	$25,036	$-	$25,036	$-
Loans, net	8,583,683	8,361,595	-	-	8,361,595
Mortgage loans held-for-sale	70,598	71,799	-	71,799	-
Loans held-for-sale	15,354	15,611	-	15,611	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	9,351,754	9,071,202	-	-	9,071,202
Federal Home Loan Bank advances	181,264	181,564	-	-	181,564
Subordinated debt and other borrowings	350,849	330,418	-	-	330,418
Federal funds purchased	50,000	50,000	-	-	-

Off-balance sheet instruments:
Commitments to extend credit (2)	3,338,086	347	-	-	347
Standby letters of credit (3)	128,449	731	-	-	731

December 31, 2016
Financial assets:
Securities held-to-maturity	$25,251	$25,233	$-	$25,233	$-
Loans, net	8,390,944	8,178,982	-	-	8,178,982
Mortgage loans held for sale	47,710	47,892	-	47,892	-
Loans held-for-sale	22,588	22,674	-	22,674	-

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	8,845,014	8,579,664	-	-	8,579,664
Federal Home Loan Bank advances	406,304	406,491	-	-	406,491
Subordinated debt and other borrowings	350,768	328,049	-	-	328,049

Off-balance sheet instruments:
Commitments to extend credit (2)	3,374,269	383	-	-	383
Standby letters of credit (3)	131,418	740	-	-	740

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at March 31, 2017 and December 31, 2016, Pinnacle Financial included in other liabilities $347,000 and $383,000, respectively, representing the inherent risks associated with these off-balance sheet commitments.

(3)
At March 31, 2017 and December 31, 2016, the fair value of Pinnacle Financial's standby letters of credit was $731,000 and $740,000, respectively. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 11. Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years. During the three months ended March 31, 2017, Pinnacle Bank paid $7.5 million in dividends to Pinnacle Financial. Pinnacle Financial increased its quarterly common stock dividend to $0.14 beginning in the first quarter of 2016. The amount and timing of all future dividend payments by Pinnacle Financial, if any, is subject to Board discretion and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to Pinnacle Financial.

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

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for Pinnacle Financial on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The Basel III rules, also establish a capital conservation buffer of 2.5% (to be phased in over three years) above the regulatory minimum risk-based capital ratios. The capital conservation buffer was phased in beginning in January 2016 at 0.625% and is scheduled to increase each year by a like percentage until fully implemented in January 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes, as of March 31, 2017, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2017
Total capital to risk weighted assets:
Pinnacle Financial	$1,435,331	13.7%	$839,196	8.0%	$NA	NA
Pinnacle Bank	$1,349,946	12.9%	$836,884	8.0%	$1,046,105	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$1,107,531	10.6%	$629,397	6.0%	$NA	NA
Pinnacle Bank	$1,162,969	11.1%	$627,663	6.0%	$836,884	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$1,027,408	9.8%	$472,047	4.5%	$NA	NA
Pinnacle Bank	$1,162,846	11.1%	$470,747	4.5%	$679,968	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$1,107,531	10.3%	$428,432	4.0%	$NA	NA
Pinnacle Bank	$1,162,969	10.9%	$427,263	4.0%	$534,078	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

Note 12.  Subordinated Debt and Other borrowings

Pinnacle Financial has four wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities. Additionally, Pinnacle Financial has entered into certain other subordinated debt agreements and a revolving credit facility as outlined below and fully described in its Annual Report on Form 10-K (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2017	Coupon Structure
Trust preferred securities
Trust I	December 29, 2003	December 30, 2033	$10,310	3.95%	LIBOR + 2.80%
Trust II	September 15, 2005	September 30, 2035	20,619	2.55%	LIBOR + 1.40%
Trust III	September 7, 2006	September 30, 2036	20,619	2.80%	LIBOR + 1.65%
Trust IV	October 31, 2007	September 30, 2037	30,928	3.98%	LIBOR + 2.85%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.875%	Fixed(1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.875%	Fixed(1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.750%	Fixed(2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.250%	Fixed(3)

Other Borrowings
Revolving credit facility(4)	March 29, 2016	March 27, 2018	-	-

Debt issuance costs and fair value adjustments			(1,627)
Total subordinated debt and other borrowings			$350,849
______________________
(1) Migrates to three month LIBOR + 3.128% beginning July 30, 2020 through the end of the term.
(2) Migrates to three month LIBOR + 4.95% beginning January 1, 2020 through the end of the term.
(3) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(4) Borrowing capacity on the revolving credit facility is $75.0 million. At March 31, 2017, there was no outstanding balance under this facility. This credit facility was recently amended to extend the maturity date to March 27, 2018.
Additionally, upon consummation of its proposed merger with BNC, Pinnacle Financial will assume BNC's obligations under its outstanding $60.0 million principal amount of subordinated notes issued in September 2014 that mature in October 2024. These notes bear interest at a rate of 5.5% per annum until September 30, 2019 and may not be repaid prior to that date. Beginning on October 1, 2019, if not redeemed on that date, these notes will bear interest at a floating rate equal to the three-month LIBOR determined on the determination date of the applicable interest period plus 359 basis points. Upon consummation of the proposed merger with BNC, Pinnacle Financial will also assume BNC's obligations under its outstanding subordinated notes with a principal balance of $10.6 million as of December 31, 2016. These notes bear interest at a variable rate of 30-day LIBOR plus 5.00% per annum, with a floor of 5.50% and a cap of 9.50%, and have a maturity date of October 15, 2023. The interest rate for these subordinated notes was 5.61% at December 31, 2016. The $50.5 million in aggregate principal amount of subordinated debentures issued by trust affiliates of BNC in connection with the issuance of trust preferred securities will also be assumed in connection with Pinnacle Financial's proposed merger with BNC.

Upon consummation of the proposed merger with BNC, Pinnacle Financial expects that its total assets will exceed $15.0 billion, as a result of a merger which would cause the subordinated debentures Pinnacle Financial and BNC have issued in connection with prior trust preferred securities offerings to cease to qualify as Tier 1 capital under applicable banking regulations. Though these securities would no longer qualify as Tier 1 capital from and after the closing of the merger, Pinnacle Financial believes these subordinated debentures would continue to qualify as Tier 2 capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2017 and December 31, 2016 and our results of operations for the three months ended March 31, 2017 and 2016.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

Our diluted net income per common share for the three months ended March 31, 2017 was $0.82 compared to $0.68 for the same period in 2016. At March 31, 2017, loans had increased to $8.642 billion, as compared to $8.450 billion at December 31, 2016, and total deposits increased to $9.281 billion at March 31, 2017 from $8.759 billion at December 31, 2016.

We acquired a 30% membership interest in Bankers Healthcare Group, LLC (BHG) on February 1, 2015 for $75.0 million and acquired an additional 19% membership interest in BHG on March 1, 2016 for $74.1 million in cash and 860,470 shares of common stock, with a fair value of $39.9 million on the date of the acquisition. We acquired CapitalMark Bank and Trust (CapitalMark) on July 31, 2015 and Magna Bank (Magna) on September 1, 2015. We acquired Avenue Financial Holdings, Inc. (Avenue) and its bank subsidiary Avenue Bank on July 1, 2016. At the acquisition date, CapitalMark had net assets of $73.2 million, including loans of $857.5 million and deposits valued at $953.2 million. At the acquisition date, Magna had net assets of $49.1 million, including loans of $440.7 million and deposits valued at $452.7 million. At the acquisition date, Avenue's net assets were preliminarily fair valued at $81.7 million, including loans of $952.5 million and deposits valued at $966.7 million. These acquisitions further expanded our footprint into our core Tennessee markets.

On January 22, 2017, Pinnacle Financial entered into an Agreement and Plan of Merger (Merger Agreement), with BNC Bancorp, a North Carolina corporation (BNC), and Blue Merger Sub, Inc., a North Carolina corporation and a direct, wholly owned subsidiary of Pinnacle Financial (Merger Sub), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into BNC (Merger), with BNC surviving the Merger (Surviving Company). As soon as reasonably practicable following the Merger and as a part of a single integrated transaction, Pinnacle Financial will cause the Surviving Company to be merged with and into Pinnacle Financial (Second Step Merger), with Pinnacle Financial as the surviving entity, on the terms and subject to the conditions set forth in the Merger Agreement. Immediately following the Second Step Merger, Bank of North Carolina, a North Carolina state bank and a wholly owned subsidiary of BNC, will merge with and into Pinnacle Bank.

Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (Effective Time), outstanding shares of BNC common stock will be converted into the right to receive 0.5235 shares (Exchange Ratio) of Pinnacle Financial common stock. As of January 13, 2017, BNC had 52,181,073 shares of BNC common stock outstanding, 901,726 shares of BNC common stock in respect of outstanding restricted stock awards and restricted stock unit awards, in the aggregate, and 66,443 outstanding stock options. The Merger Agreement also includes provisions that address the treatment of the outstanding equity awards of BNC in the Merger. Pursuant to the terms of the Merger Agreement, any outstanding options to purchase shares of BNC common stock that are not vested will be accelerated prior to, but conditioned on the occurrence of, the closing of the Merger and all options that are not exercised prior to the closing shall be cancelled and the holders of any such options shall receive an amount in cash equal to the product of (x) the excess, if any, of the average closing prices of Pinnacle Financial common stock for the ten (10) trading days ending on the trading day immediately preceding the closing date of the Merger (adjusted for the Exchange Ratio) over the exercise price of each such option and (y) the number of shares of BNC common stock subject to each such option.

The Merger Agreement was unanimously approved and adopted by the board of directors of Pinnacle Financial and the board of directors of BNC. As of the date hereof, we have received all of the banking regulatory approvals required for consummation of the proposed mergers. BNC is expected to hold a special meeting of its shareholders on June 12, 2017 to, among other things, approve the Merger Agreement and the transactions contemplated thereby, including the Merger, and Pinnacle is expected to hold a special meeting of its shareholders on June 12, 2017 to approve, among other things, the issuance of shares of Pinnacle common stock constituting the consideration to be received by BNC's shareholders in the Merger.

Upon consummation of the Merger, we will assume BNC's obligations under its outstanding $60.0 million subordinated notes issued in September 2014 that mature in October 2024 and its $10.6 million subordinated notes that mature in October 2025. The $50.5 million in aggregate principal amount of subordinated debentures issued by trust affiliates of BNC in connection with the issuance of trust preferred securities will also be assumed in connection with the Merger.

Results of Operations.  Our net interest income increased $14.9 million to $88.8 million for the first quarter of 2017 compared to $73.9 million for the first quarter of 2016. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2017 was 3.60% compared to 3.78% for the same period in 2016.

Our provision for loan losses was $3.7 million for the three months ended March 31, 2017 compared to $3.9 million for the same period in 2016. Net charge-offs were $4.3 million for the three months ended March 31, 2017, compared to $7.1 million for the same period in 2016. Provision expense for both periods was impacted by charge-offs realized in our consumer portfolio, primarily related to non-prime automobile loans.
Our allowance for loan losses as a percentage of total loans decreased from 0.70% at December 31, 2016 to 0.68% at March 31, 2017. Management believes the decrease in the allowance for loan losses as a percentage of total loans was supported by the credit quality in our loan portfolio despite continued charge-off experience related to automobile financing, which represents a small portion of the total portfolio. The overall methodology used to estimate the allowance for loan losses is consistent with the quarter ended December 31, 2016. For purchased loans (including those acquired in connection with our mergers), the allowance for loan losses subsequent to the acquisition date is consistent with that utilized for legacy Pinnacle Financial loans. Our accounting policy is to compare the computed allowance for loan losses on purchased loans to the remaining fair value adjustment at the individual loan level. If the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a provision for loan losses. Additional provisioning for purchased portfolios results from credit deterioration on the individual loan or from increased borrowings on loans and lines that existed as of the acquisition date.

Noninterest income increased by $4.5 million during the three months ended March 31, 2017, compared to the same period in 2016. Income from equity method investment was $7.8 million for the three months ended March 31, 2017 compared to $5.1 million for the same period in the prior year. The quarter ended March 31, 2017, included three months of earnings from BHG at a 49% ownership level compared to two months of earnings from BHG at a 30% ownership level and one month of earnings at the 49% ownership level for the quarter ended March 31, 2016. Gains on mortgage loans sold increased $587,000 over the same period in the prior year due to continued strength in the local housing economy and continued favorable refinancing market conditions. The additional growth within noninterest income was attributable to increased interchange revenues as well as increased production in our fee-based products such as investments, insurance and trust.
Noninterest expense increased by $8.0 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily as a result of increased salaries and employment benefits resulting from annual merit increases awarded in the first quarter of 2017, new hires resulting from our acquisitions and the overall increase in our associate base. Our associate base has expanded from 1,075.0 full-time equivalent associates at March 31, 2016 to 1,217.5 full-time equivalent associates at March 31, 2017, due to both opportunistic hires and our acquisition of Avenue.
During the three months ended March 31, 2017, Pinnacle Financial recorded income tax expense of $13.8 million, unchanged from the three months ended March 31, 2016.  Pinnacle Financial's effective tax rate for the three months ended March 31, 2017 and March 31, 2016 of 25.8% and 33.1%, respectively, differs from the combined federal and state income tax statutory rate primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and tax savings from our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense and certain merger-related expenses. The impact of the adoption of ASU 2016-09 was included in income tax expense for the quarter ended March 31, 2017, resulting in the recognition of $3.8 million of tax benefits which reduced income tax expense. Prior to the adoption of ASU 2016-09, these tax benefits were recorded in the statement of owner's equity directly to additional paid-in-capital.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 52.1% for the three months ended March 31, 2017, compared to 54.2% for the same period in 2016. Net income for the three months ended March 31, 2017 was $39.7 million compared to $28.0 million for the same period in 2016.

Financial Condition.  Net loans increased $192.7 million, or 2.3%, during the three months ended March 31, 2017, when compared to December 31, 2016. Total deposits were $9.281 billion at March 31, 2017, compared to $8.759 billion at December 31, 2016, an increase of $521.3 million. At March 31, 2017, our capital ratios, including our bank's capital ratios, exceeded those levels necessary to be considered well-capitalized under applicable regulatory guidelines.
From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At March 31, 2017, we had approximately $57.6 million of cash at the holding company substantially all of which could be used to support our bank. We have established a line of credit with another bank that can be utilized to provide up to $75 million of additional capital support to Pinnacle Bank, if needed.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations
The following is a summary of our results of operations (dollars in thousands, except per share data):

	Three months ended		2017 - 2016
	March 31		Percent
	2017	2016	Increase (Decrease)
Interest income	$102,143	$80,974	26.1%
Interest expense	13,376	7,072	89.1%
Net interest income	88,767	73,902	20.1%
Provision for loan losses	3,651	3,894	(6.2%)
Net interest income after provision for loan losses	85,116	70,008	21.6%
Noninterest income	30,382	25,856	17.5%
Noninterest expense	62,054	54,064	14.8%
Net income before income taxes	53,444	41,800	27.9%
Income tax expense	13,791	13,836	(0.3%)
Net income	$39,653	$27,964	41.8%

Basic net income per common share	$0.83	$0.70	18.6%

Diluted net income per common share	$0.82	$0.68	20.6%

Net Interest Income.  Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $88.8 million for the three months ended March 31, 2017, an increase of $14.9 million from the levels recorded in the same period of 2016. We were able to increase net interest income during the three months ended March 31, 2017 compared to the same period in 2016 due primarily to our focus on growing our loan portfolio both organically and by acquisition. Average loans for the three months ended March 31, 2017 were 26.9% greater than average balances for the same period in 2016.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$8,558,267	$93,218	4.49%	$6,742,054	$74,404	4.49%
Securities:
Taxable	1,202,806	6,433	2.17%	810,913	4,467	2.22%
Tax-exempt (2)	238,111	1,678	3.83%	182,762	1,494	4.40%
Federal funds sold and other	262,790	814	1.26%	282,867	609	0.87%
Total interest-earning assets	10,261,974	$102,143	4.06%	8,018,596	$80,974	4.09%
Nonearning assets
Intangible assets	566,221			440,466
Other nonearning assets	593,459			392,916
Total assets	$11,421,654			$8,851,978

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$1,918,327	$1,724	0.36%	$1,404,963	$932	0.27%
Savings and money market	3,900,321	4,609	0.48%	2,997,586	2,952	0.40%
Time	845,949	1,786	0.86%	674,382	1,031	0.61%
Total interest-bearing deposits	6,664,597	8,119	0.49%	5,076,931	4,915	0.39%
Securities sold under agreements to repurchase	79,681	50	0.25%	69,129	48	0.28%
Federal Home Loan Bank advances	212,951	904	1.72%	383,131	536	0.56%
Subordinated debt and other borrowings	355,082	4,303	4.92%	162,575	1,573	3.89%
Total interest-bearing liabilities	7,312,311	13,376	0.74%	5,691,766	7,072	0.50%
Noninterest-bearing deposits	2,434,875	-	-	1,960,083	-	-
Total deposits and interest-bearing liabilities	9,747,186	$13,376	0.56%	7,651,849	$7,072	0.37%
Other liabilities	17,396			11,976
Stockholders' equity	1,657,072			1,188,153
Total liabilities and shareholders' equity	$11,421,654			$8,851,978
Net interest income		$88,767			$73,902
Net interest spread (3)			3.32%			3.59%
Net interest margin (4)			3.60%			3.78%

(1)  Average balances of nonaccrual loans are included in the above amounts.
(2) Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)  Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended March 31, 2017 would have been 3.51% compared to a net interest spread of 3.72% for the three months ended March 31, 2016.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended March 31, 2017 and 2016, our net interest margin was 3.60% and 3.78%, respectively. The net interest margin compressed due to decreasing yields in our securities portfolio and increased funding cost due to our subordinated debt issuance in November 2016. The contraction in net interest margin was offset in part by the impact of recent Federal funds rate increases which positively impacted our floating and variable rate loan and investment portfolios. Excluding the impact of our anticipated merger with BNC, we expect our net interest margin to be relatively stable to slightly lower for the remainder of the year when compared to comparable prior periods.  With BNC, our interest earning assets and liabilities will increase significantly as will the associated interest income and expense amounts, and with the application of fair value accounting to BNC's accounts, we anticipate our net interest margin will likely increase for the first few quarters following consummation of the transaction.  As to liquidity, as we increase in size it may be necessary to increase our level of on-balance sheet liquidity, which could negatively impact in our net interest margin.

We continue to believe our net interest income should increase throughout the remainder of 2017 compared to 2016 due to an increase in average earning asset volumes, primarily loans, including the loans we acquire in connection with the BNC transaction. We anticipate funding these increased earning assets by growing our core deposits, and utilizing limited wholesale funding to fund any shortfall, if any, resulting from loan growth outpacing deposit growth.

Provision for Loan Losses.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio. Our allowance for loan losses as a percentage of total loans decreased from 0.70% at December 31, 2016 to 0.68% at March 31, 2017.

The provision for loan losses amounted to $3.7 million for the three months ended March 31, 2017 compared to $3.9 million for the three months ended March 31, 2016. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs. Provision expense in the most recent period was impacted by charge-offs realized in our consumer portfolio, primarily related to automobile loans.

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

The following is a summary of our noninterest income for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three months ended		2017 - 2016
	March 31		Percent
	2017	2016	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$3,856	$3,443	12.0%
Investment services	2,822	2,346	20.3%
Insurance sales commissions	1,859	1,706	9.0%
Gains on mortgage loans sold, net	4,155	3,567	16.5%
Gain on sale of investment securities, net	-	-	N/A
Income from equity method investment	7,823	5,147	52.0%
Trust fees	1,705	1,581	7.9%
Other noninterest income:
Interchange and other consumer fees	6,151	5,819	5.7%
Bank-owned life insurance	1,099	762	44.2%
Loan swap fees	261	730	(64.2%)
Other noninterest income	651	755	(13.8%)
Total other noninterest income	8,162	8,066	1.2%
Total noninterest income	$30,382	$25,856	17.5%

The increase in service charges on deposit accounts in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts. Interchange revenues increased year-over-year, but will be negatively impacted by the Durbin amendment applying to us beginning on July 1, 2017. For our legacy Pinnacle Financial franchise, our current estimates are that the Durbin amendment will negatively impact our noninterest income by approximately $6.5 to $7.5 million over the 12 month period following the date we become subject to the Durbin amendment.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three months ended March 31, 2017, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, increased by $476,000 to $2.8 million as compared to the three months ended March 31, 2016. At March 31, 2017 and 2016, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $2.3 billion and $1.8 billion, respectively, in brokerage assets held with Raymond James Financial Services, Inc. Revenues from the sale of insurance products by our insurance subsidiary for the three months ended March 31, 2017 were approximately $1.9 million compared to $1.7 million for the three months ended March 31, 2016. Included in insurance revenues for the three months ended March 31, 2017 was $613,000 of contingent income received based on 2016 sales production compared to $474,000 recorded in the same period in the prior year. Additionally, at March 31, 2017, our trust department was receiving fees on approximately $1.0 billion of managed assets compared to $1.1 billion at March 31, 2016. Even with the slight decline in managed assets, trust fees increased by 7.9% between the year-to-date periods presented.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $4.2 million for the three months ended March 31, 2017 as compared to $3.6 million for the same period in the prior year.

Income from equity-method investment is comprised of income from our 49% equity-method investment in BHG.  We acquired a 30% investment during the first quarter of 2015 and subsequently increased our investment by 19% in the first quarter of 2016. Income from this equity-method investment was $7.8 million for the three months ended March 31, 2017 compared to $5.1 million for the same period last year, which included only one month of income resulting from the additional investment. Income from equity-method investment is recorded net of associated expenses, including amortization expense associated with customer lists and other intangible assets of $832,000 and $378,000 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, there were $16.3 million of these intangible assets which will be amortized in lesser amounts over the next 18 years.  Also included in income from equity-method investment, is accretion income associated with the fair valuation of certain of BHG's liabilities of $806,000 for the three months ended March 31, 2017, compared to $871,000 for the three months ended March 31, 2016. At March 31, 2017, there were $15.9 million of these liabilities which will be accreted in lesser amounts over the next 9 years.

During the three months ended March 31, 2017 and 2016, respectively, Pinnacle Financial and Pinnacle Bank received $2.5 million and $4.9 million in dividends in the aggregate from BHG, which reduced the carrying amount of our investment in BHG while earnings from BHG increased the carrying amount of our investment in BHG. Our proportionate share of earnings from BHG are included in our consolidated tax return. Profits from intercompany transactions are eliminated. Earnings from BHG may fluctuate from period-to-period.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, and other noninterest income items. Interchange revenues increased as a result of the number of cards being used as compared to the comparable period in 2016. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $1.1 million for the three months ended March 31, 2017 compared to $762,000 for the three months ended March 31, 2016. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. Loan swap fees are also included in other noninterest income and decreased by $469,000 to $261,000 when compared to the three months ended March 31, 2016 as a result of many of our clients opting for current lower-coupon variable rate structures. We have also experienced increasing interest and continued aggressive pricing for long-term, fixed-rate, on balance sheet lending from our competitors, thus negatively impacting loan swap income. We acquired a mortgage servicing operation in conjunction with our acquisition of Magna; however, during the first quarter of 2016, we sold this operation and recorded a gain of $241,000.

Income from our Equity Method Investment. As our ownership interest in BHG is 49%, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity method investment in noninterest income.  For the three months ended March 31, 2017, BHG reported $34.2 million in gross revenues compared to $31.3 million for the three months ended March 31, 2016. The following discussion considers BHG's results of operations for the three months ended March 31, 2017 and 2016.

•
Approximately $26.8 million, or 77.8%, of BHG's revenues for the three months ended March 31, 2017 related to gains on the sale of commercial loans BHG had previously issued to doctor, dentist and other medical practices compared to $24.3 million, or 77.6%, for the three months ended March 31, 2016. BHG refers to this activity as its core product. BHG typically funds these loans from cash reserves on its balance sheet.  Subsequently, these core product loans are sold with limited or no recourse to BHG to a network of community banks and other financial institutions at a premium to the par value of the loan. The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments.  BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. At March 31, 2017, there were $1.3 billion in core product loans previously sold by BHG that were actively serviced by BHG's bank network of purchasers.

Traditionally, BHG, at its sole option, may also provide purchasers of these core product loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. This substitution is subject to the purchaser having adhered to the standards of its purchase agreement with BHG. Additionally, all substitutions are subject to the approval by BHG's board of managers. As a result, the reacquired loans are deemed purchase credit impaired and recorded on BHG's balance sheet at the net present value of the loan's anticipated cash flows.  BHG will then initiate collection efforts and attempt to restore the reacquired loan to performing status.  During the three months ended March 31, 2017 and March 31, 2016, BHG's substitution losses related to these activities totaled approximately $11.2 million and $6.4 million, respectively. BHG maintained a liability as of March 31, 2017 and 2016 of $52.9 million and $34.5 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution.

•
BHG will maintain loans on its balance sheet for a period of time prior to sale or transfer to a purchaser. BHG also has an investment portfolio on which it earns interest and dividend income. Net interest income and fees associated with this activity amounted to $4.2 million and $4.0 million for the three months ended March 31, 2017 and 2016, respectively.

•
Additionally, BHG will also refer loans to other financial institutions and, based on an agreement with the institution, earn a fee for doing so. Typically, these are loans that BHG believes would either be classified as consumer-type loans rather than commercial loans, the loans fail to meet the credit underwriting standards of BHG but another institution will accept the loans or these are loans to borrowers in certain geographic locations where BHG has elected not to do business.  For the three months ended March 31, 2017 and 2016, BHG recognized fee income of $2.1 million and $1.3 million, respectively, from these activities.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses.  The following is a summary of our noninterest expense for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,		2017 - 2016 Percent
	2017	2016	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$23,414	$19,205	21.9%
Commissions	1,631	1,432	13.9%
Cash and equity incentives	5,921	5,847	1.3%
Employee benefits and other	7,386	6,033	22.4%
Total salaries and employee benefits	38,352	32,517	17.9%
Equipment and occupancy	9,675	8,130	19.0%
Other real estate expense	252	112	125.0%
Marketing and business development	1,879	1,263	48.8%
Postage and supplies	1,196	957	25.0%
Amortization of intangibles	1,196	873	37.0%
Merger related expense	672	1,830	(63.3%)
Other noninterest expense	8,831	8,382	5.4%
Total noninterest expense	$62,053	$54,064	14.8%

Total salaries and employee benefits expenses increased approximately $5.8 million for the first three months of 2017 over the same period in 2016. The increase in salaries is the result of our annual merit increases that are effective January 1 as well as the overall increase in our associate base. At March 31, 2017, our associate base had expanded to 1,217.5 full-time equivalent associates as compared to 1,075.0 at March 31, 2016. We expect salary and benefit expenses will continue to rise as we hire more experienced bankers throughout our expanded footprint and include the BNC associates.  Moreover, as our total assets now exceed $10 billion, we also expect our compliance costs and FDIC insurance assessment expense will continue to increase.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan and all of our associates participate in our equity compensation plans. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold, a revenue component and a targeted level of earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. We are currently accruing incentive costs for the cash incentive plan in 2017 at less than our targeted awards.

Under our equity incentive plans, we provide a broad-based equity incentive program for all associates including both restricted share awards and performance unit awards. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. We expect that compensation expense associated with equity awards for the remainder of 2017 will continue to increase when compared to comparable periods in 2016 as a result of the additional associates we have already hired in 2017 and our intention to hire additional experienced financial advisors throughout the remainder of 2017, including those we expect to hire in conjunction with the proposed acquisition of BNC.

Equipment and occupancy expenses for the three months ended March 31, 2017, increased $1.5 million as compared to the same period in the prior year primarily due to our acquisition of Avenue. Additionally, we intend to expand our footprint by one location annually in each of the Knoxville, Chattanooga and Memphis MSAs. In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense.

Marketing and business development expense for the three months ended March 31, 2017 was $1.9 million, or 48.7%, greater than in the same period in 2016. The primary source of the increase is related to our advertising and banking sponsorships with a professional sports franchise in Memphis, which was entered into during the third quarter of 2016.

Intangible amortization expense was $1.2 million for the three months ended March 31, 2017 compared to $873,000 for the same period in 2016.  The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives:

	Year Acquired	Initial Valuation (in millions)	Amortizable Life (in years)
Core Deposit Intangible:
Mid- America	2007	$9.5	10
CapitalMark	2015	6.2	7
Magna	2015	3.2	6
Avenue	2016	8.8	9
Book of Business Intangibles:
Miller Loughry Beach	2008	1.3	20
CapitalMark Trust	2015	0.3	16

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense is estimated to decrease from $4.3 million to $1.3 million per year over the next five years with lesser amounts for the remaining amortization period.

During the quarter ended March 31, 2017, merger related charges of $672,000 were incurred primarily associated with our proposed acquisition of BNC. We will continue to incur merger related charges as we complete our proposed acquisition and integration of BNC throughout the remainder of 2017 and into the first quarter of 2018.

Total other noninterest expenses increased by $449,000 during the three months ended March 31, 2017 when compared to the same period in 2016. Approximately half of this increase is attributable to increased collections expense related to our consumer automobile portfolio. The remaining increase is attributable to a variety of factors including increased directors fees, franchise tax expense, and regulatory and audit fees.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 52.1% for the three months ended March 31, 2017 compared to 54.2% for the three months ended March 31, 2016. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the quarter ended March 31, 2017, was negatively impacted by merger related expense.

Income Taxes. During the three months ended March 31, 2017, Pinnacle Financial recorded income tax expense of $13.8 million, unchanged from the three months ended March 31, 2016.  Pinnacle Financial's effective tax rate for the three months ended March 31, 2017 and March 31, 2016 of 25.8% and 33.1%, respectively, differs from the combined federal and state income tax statutory rate primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and tax savings from our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense and certain merger-related expenses. The impact of the adoption of ASU 2016-09 in the first quarter of 2017 was included in income tax expense for the quarter ended March 31, 2017, resulting in the recognition of $3.8 million of tax benefits which reduced income tax expense. Prior to the adoption of ASU 2016-09, these tax benefits were recorded as a component of additional paid-in-capital.

Financial Condition

Our consolidated balance sheet at March 31, 2017 reflects an increase in total loans outstanding to $8.642 billion compared to $8.450 billion at December 31, 2016. Total deposits increased by $521.3 million between December 31, 2016 and March 31, 2017. Total assets were $11.725 billion at March 31, 2017 compared to $11.195 billion at December 31, 2016.

Loans.  The composition of loans at March 31, 2017 and at December 31, 2016 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$3,181,584	36.8%	$3,193,496	37.8%
Consumer real estate – mortgage	1,196,375	13.8%	1,185,917	14.0%
Construction and land development	1,015,127	11.8%	912,673	10.8%
Commercial and industrial	2,980,840	34.5%	2,891,710	34.2%
Consumer and other	268,106	3.1%	266,129	3.2%
Total loans	$8,642,032	100.0%	$8,449,925	100.0%

At March 31, 2017, our loan portfolio composition remained relatively consistent with the composition at December 31, 2016. The commercial real estate – mortgage category includes owner-occupied commercial real estate loans which is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. At March 31, 2017, approximately 44.0% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Growth in the construction and development loan segment reflects the development of the local economies in which we participate and is diversified between commercial, residential and land.

The following table classifies our fixed and variable rate loans at March 31, 2017 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at March 31, 2017			Percentage
	Fixed	Variable		At March 31,
	Rates	Rates	Totals	2017
Based on contractual maturity:
Due within one year	$374,637	$1,381,331	$1,755,968	20.3%
Due in one year to five years	2,114,493	2,012,169	4,126,662	47.8%
Due after five years	987,344	1,772,058	2,759,402	31.9%
Totals	$3,476,474	$5,165,558	$8,642,032	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$-	$1,995,775	$1,995,775	23.1%
Due within one year	374,637	2,811,231	3,185,868	36.9%
Due in one year to five years	2,114,493	309,793	2,424,286	28.0%
Due after five years	987,344	48,759	1,036,103	12.0%
Totals	$3,476,474	$5,165,558	$8,642,032	100.0%

The above information does not consider the impact of scheduled principal payments.

(*) Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Included in variable rate loans are $305.4 million of loans which are currently priced at their contractual floors with a weighted average rate of 4.64%.  The weighted average contractual rate on these loans is 3.97%.  As a result, interest income on these loans will not change until the contractual rate on the underlying loan exceeds the interest rate floor.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31,	December 31,
Accruing loans past due 30 to 89 days:	2017	2016
Commercial real estate – mortgage	$1,086	$3,505
Consumer real estate – mortgage	1,917	3,838
Construction and land development	1,350	2,210
Commercial and industrial	3,514	4,475
Consumer and other	5,706	7,168
Total accruing loans past due 30 to 89 days	$13,573	$21,196

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$-	$-
Consumer real estate – mortgage	49	53
Construction and land development	-	-
Commercial and industrial	-	-
Consumer and other	1,062	1,081
Total accruing loans past due 90 days or more	$1,111	$1,134

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.16%	0.25%
Accruing loans past due 90 days or more as a percentage of total loans	0.01%	0.01%
Total accruing loans in past due status as a percentage of total loans	0.17%	0.26%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $109.8 million, or 1.3% of total loans at March 31, 2017, compared to $114.6 million, or 1.4% of total loans at December 31, 2016. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. Approximately $105,000 of potential problem loans were past due at least 30 days but less than 90 days as of March 31, 2017.

Nonperforming Assets and Troubled Debt Restructurings.  At March 31, 2017, we had $31.3 million in nonperforming assets compared to $33.7 million at December 31, 2016. Included in nonperforming assets were $25.1 million in nonaccrual loans and $6.2 million in OREO at March 31, 2017 and $27.6 million in nonaccrual loans and $6.1 million in OREO assets at December 31, 2016.  At March 31, 2017 and December 31, 2016, there were $14.6 million and $15.0 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

Allowance for Loan Losses (allowance).   We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of March 31, 2017 and December 31, 2016, our allowance for loan losses was approximately $58.3 million and $59.0 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for loan losses is adjusted to an amount deemed appropriate to adequately cover probable losses in the loan portfolio based on our allowance for loan loss methodology.  Our allowance for loan losses as a percentage of loans decreased from 0.70% at December 31, 2016 to 0.68% at March 31, 2017, primarily attributable to improvements in the credit quality of our legacy Pinnacle Bank portfolio. As a result of our acquired loan portfolios being recorded at fair value upon acquisition, no allowance for loan losses is assigned to purchased loans as of the date of acquisition. However, an allowance for loan losses is recorded for purchased loans that have experienced credit deterioration subsequent to acquisition or increases in balances outstanding. As of March 31, 2017, net loans included a remaining net fair value discount of $29.0 million. For the three months ended March 31, 2017, the net fair value discount changed as follows:

	Accretable Yield	Nonaccretable Yield	Total

December 31, 2016	$30,364	$3,633	$33,997
Acquisitions	-	-	-
Year-to-date settlements	(4,726)	(252)	(4,978)
March 31, 2017	$25,638	$3,381	$29,019

The following table sets forth, based on management's best estimate, the allocation of the allowance to categories of loans as well as the unallocated portion as of March 31, 2017 and December 31, 2016 and the percentage of loans in each category to total loans (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$14,168	36.8%	$13,655	37.8%
Consumer real estate - mortgage	7,219	13.8%	6,564	14.0%
Construction and land development	4,441	11.8%	3,624	10.8%
Commercial and industrial	22,912	34.5%	24,743	34.2%
Consumer and other	8,477	3.1%	9,520	3.2%
Unallocated	1,133	NA	874	NA
Total allowance for loan losses	$58,350	100.0%	$58,980	100.0%

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2017 and for the year ended December 31, 2016 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Three months ended March 31, 2017	Year ended December 31, 2016
Balance at beginning of period	$58,980	$65,432
Provision for loan losses	3,651	18,328
Charged-off loans:
Commercial real estate – mortgage	--	(276)-
Consumer real estate – mortgage	(61)	(788)
Construction and land development	--	(231)-
Commercial and industrial	(1,158)	(5,801)
Consumer and other loans	(3,943)	(24,016)
Total charged-off loans	(5,162)	(31,112)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	6	208
Consumer real estate – mortgage	170	546
Construction and land development	33	545
Commercial and industrial	140	2,138
Consumer and other loans	532	2,895
Total recoveries of previously charged-off loans	881	6,332
Net charge-offs	(4,281)	(24,780)
Balance at end of period	$58,350	$58,980
Ratio of allowance for loan losses to total loans outstanding at end of period	0.68%	0.70%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.20%	0.33%
______________________
(1)	Net charge-offs for the year-to-date period ended March 31, 2017 have been annualized.

Management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management's evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of Pinnacle Bank's regulators, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  For further discussion regarding our allowance for loan losses, refer to the Annual Report on Form 10-K as of and for the year ended December 31, 2016.
Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of inherent losses existing in the loan portfolio at March 31, 2017. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Investments. Our investment portfolio, consisting primarily of U.S. Treasuries, Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $1.604 billion and $1.324 billion at March 31, 2017 and December 31, 2016, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at March 31, 2017 and December 31, 2016 follows:
	March 31, 2017	December 31, 2016
Weighted average life	5.99 years	5.26 years
Effective duration	3.38%	3.16%
Weighted average coupon	2.84%	2.85%
Tax equivalent yield	2.44%	2.42%

Deposits and Other Borrowings.  We had approximately $9.281 billion of deposits at March 31, 2017 compared to $8.759 billion at December 31, 2016. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $71.2 million at March 31, 2017 and $85.7 million at December 31, 2016. Additionally, at March 31, 2017 and December 31, 2016, Pinnacle Bank had borrowed $181.3 million and $406.3 million, respectively, in advances from the FHLB. At March 31, 2017, Pinnacle Bank also had approximately $1.605 billion in additional availability with the FHLB.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations greater than $250,000. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other funding and the percentage of each type to the total at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31,		December 31,
	2017	Percent	2016	Percent
Core funding:
Noninterest-bearing deposit accounts	$2,508,680	25.3%	$2,399,191	25.0%
Interest-bearing demand accounts	1,869,570	18.8%	1,737,996	18.1%
Savings and money market accounts	3,345,727	33.7%	3,185,186	33.2%
Time deposit accounts less than $250,000	564,270	5.7%	512,599	5.3%
Total core funding	8,288,247	83.4%	7,834,972	81.6%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits (1)	30,725	0.3%	30,328	0.3%
Reciprocating money market accounts (1)	537,624	5.4%	519,769	5.4%
Reciprocating time deposits	49,331	0.5%	58,838	0.6%
Other time deposits	208,060	2.1%	198,689	2.1%
Securities sold under agreements to repurchase	71,157	0.7%	85,707	0.9%
Total relationship based non-core funding	896,897	9.0%	893,331	9.3%
Wholesale funding:
Brokered deposits	125,035	1.3%	49,983	0.5%
Brokered time deposits	41,575	0.4%	66,727	0.7%
Federal Home Loan Bank advances	181,264	1.8%	406,304	4.2%
Federal Funds Purchased	50,000	0.5%	-	0.0%
Pinnacle Financial line of credit	-	0.0%	-	0.0%
Subordinated debt- Pinnacle Bank	127,549	1.3%	127,486	1.3%
Subordinated debt- Pinnacle Financial	223,300	2.2%	223,282	2.3%
Total wholesale funding	748,723	7.5%	873,782	9.1%
Total non-core funding	1,645,620	16.6%	1,767,113	18.4%
Totals	$9,933,867	100.0%	$9,602,085	100.0%
______________________
(1)
The reciprocating categories consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies impose limits on the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our funding sources back into compliance with our core funding ratios.  At March 31, 2017 and December 31, 2016, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding increased from 81.6% at December 31, 2016 to 83.4% at March 31, 2017, primarily as a result of our decreased FHLB advances and increased levels of core deposits.

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

The amount of time deposits as of March 31, 2017 amounted to $863.2 million.  The following table shows our time deposits in denominations of $100,000 and less and in denominations greater than $100,000 by category based on time remaining until maturity and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$50,887	0.69%
Over three but less than six months	42,684	0.71%
Over six but less than twelve months	58,085	0.77%
Over twelve months	67,634	1.22%
	$219,290	0.88%
Denominations $100,000 and greater
Three months or less	$152,922	0.70%
Over three but less than six months	111,853	0.89%
Over six but less than twelve months	147,768	0.80%
Over twelve months	231,403	1.43%
	$643,946	1.01%
Totals	$863,236	0.98%

Subordinated debt and other borrowings.  We have four wholly-owned subsidiaries that are statutory business trusts. We are the sole sponsor of the Trusts and acquired each Trust's common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust preferred securities and using the proceeds to acquire junior subordinated debentures (Subordinated Debentures) issued by Pinnacle Financial.  The sole assets of the Trusts are the Subordinated Debentures.  At March 31, 2017, our $2.5 million investment in the Trusts is included in other investments in the accompanying consolidated balance sheets and our $82.5 million obligation is reflected as subordinated debt. Additionally, we have entered into certain other subordinated debt agreements and a revolving credit facility,  which we recently amended to extend the maturity date to March 27, 2018, as outlined below and fully described in our Annual Report on Form 10-K (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2017	Coupon Structure
Trust preferred securities
Trust I	December 29, 2003	December 30, 2033	$10,310	3.95%	LIBOR + 2.80%
Trust II	September 15, 2005	September 30, 2035	20,619	2.55%	LIBOR + 1.40%
Trust III	September 7, 2006	September 30, 2036	20,619	2.80%	LIBOR + 1.65%
Trust IV	October 31, 2007	September 30, 2037	30,928	3.98%	LIBOR + 2.85%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.875%	Fixed(1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.875%	Fixed(1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.750%	Fixed(2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.250%	Fixed(3)

Other Borrowings
Revolving credit facility(4)	March 29, 2016	March 27, 2018	-	-

Debt issuance costs and fair value adjustments			(1,627)
Total subordinated debt and other borrowings			$350,849
______________________
(1) – Migrates to three month LIBOR + 3.128% beginning July 30, 2020 through the end of the term.
(2) – Migrates to three month LIBOR + 4.95% beginning January 1, 2020 through the end of the term.
(3) – Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(4) - Borrowing capacity on the revolving credit facility is $75.0 million. At March 31, 2017, there was no outstanding balance under this facility.

Additionally, upon consummation of our proposed merger with BNC, we will assume BNC's obligations under its outstanding $60.0 million subordinated notes issued in September 2014 that mature in October 2024. These notes bear interest at a rate of 5.5% per annum until September 30, 2019 and may not be repaid prior to that date. Beginning on October 1, 2019, if not redeemed on that date, these notes will bear interest at a floating rate equal to the three-month LIBOR determined on the determination date of the applicable interest period plus 359 basis points. Upon consummation of the Merger with BNC, Pinnacle Financial will also assume BNC's obligations under its outstanding subordinated notes with a principal balance of $10.6 million as of December 31, 2016. These notes bear interest at a variable rate of 30-day LIBOR plus 5.00% per annum, with a floor of 5.50% and a cap of 9.50%, and have a maturity date of October 15, 2023. The interest rate for these subordinated notes was 5.61% at December 31, 2016. The $50.5 million in aggregate principal amount of subordinated debentures issued by trust affiliates of BNC in connection with the issuance of trust preferred securities will also be assumed in connection with our merger with BNC.

Upon consummation of the Merger, Pinnacle Financial expects that its total assets will exceed $15.0 billion, as a result of a merger, which would cause the subordinated debentures Pinnacle Financial and BNC have issued in connection with prior trust preferred securities offerings to cease to qualify as Tier 1 capital under applicable banking regulations. Though these securities would no longer qualify as Tier 1 capital from and after the closing of the Merger, Pinnacle Financial believes these subordinated debentures would continue to qualify as Tier 2 capital.

Capital Resources. At March 31, 2017 and December 31, 2016, our shareholders' equity amounted to $1.723 billion and $1.497 billion, respectively, an increase of approximately $226.4 million.  Approximately $192.2 million of this increase is attributable to our issuance of common equity in the first quarter of 2017 to support our future growth. The remaining increase is attributable to net income, equity compensation and changes in our other comprehensive income.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years.  During the three months ended March 31, 2017, our bank paid dividends of $7.5 million to us which is within the limits allowed by the TDFI.

During the three months ended March 31, 2017, we paid $7.0 million in dividends to our common shareholders. On April 18, 2017, our board of directors declared a $0.14 quarterly cash dividend to common shareholders which should approximate $7.0 million in aggregate dividend payments that will be paid on May 26, 2017 to common shareholders of record as of the close of business on May 5, 2017. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

Earnings simulation model. We believe interest rate risk is best measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have policy guidelines for our earnings at risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. For changes up or down in rates from management's flat interest rate forecast over the next twelve months, management establishes policy limits in the decline in net interest income, assuming a flat balance sheet, for the following scenarios:

 -10.0% for gradual change of 400 basis points; -20.0% instantaneous change of 400 basis points
 -7.5 % for gradual change of 300 basis points; -15.0% instantaneous change of 300 basis points
 -5.0% for gradual change of 200 basis points; -10.0% instantaneous change of 200 basis points
 -2.5% for gradual change of 100 basis points; -5.0% instantaneous change of 100 basis points

At March 31, 2017, our earnings simulation model indicated we were in compliance with our policies for both the gradual and instantaneous interest rate changes.

Economic value of equity. Our EVE model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. To help limit interest rate risk, we have stated policy guidelines for an instantaneous basis point change in interest rates, in the following scenarios:

 +/- 400 basis point change in interest rates, EVE shall not decrease by more than 40 percent
 +/- 300 basis point change in interest rates, EVE shall not decrease by more than 30 percent
 +/- 200 basis point change in interest rates, EVE shall not decrease by more than 20 percent
 +/- 100 basis point change in interest rates, EVE shall not decrease by more than 10 percent

At March 31, 2017, our EVE model indicated we were in compliance with our policies for the scenarios noted above.  However, our policies provide that during certain interest rate cycles, the down basis point rate changes may not be particularly significant given the current slope of the yield curve.  Accordingly, we have currently suspended the calculation of the down rate scenarios for EVE measurement for the down 300 and down 400 scenarios.

We also analyze a most-likely earnings simulation scenario that projects the expected change in rates based on a forward yield curve adopted by management using expected balance sheet volumes forecasted by management.  Separate growth assumptions are developed for loans, investments, deposits, etc.  Other interest rate scenarios analyzed by management may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements to further analyze or stress our balance sheet under various interest rate scenarios.

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

Based on information gathered from these various modeling scenarios management believes that at March 31, 2017, our balance sheet would likely be asset sensitive.

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and the firm's conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers two increases in short-term interest rates in 2017 while the longer end of the rate curve will increase only slightly.  Our "most likely" rate forecast has been basically consistent for several quarters and is based primarily on information we acquire from a service which includes a consensus forecast of numerous benchmarks. Over the last 36 months we have taken steps to make our balance sheet more asset sensitive, which should favorably position us in a rising rate environment. We believe current growth in our balance sheet will also assist us in achievement of increased asset sensitivity over time; however, we may also implement a series of actions designed to accelerate our achievement of neutrality or asset sensitivity as conditions warrant.

Liquidity Risk Management.  The purpose of liquidity risk management is to ensure that there are sufficient cash flows to satisfy loan demand, deposit withdrawals, and our other needs.  Traditional sources of liquidity for a bank include asset maturities and growth in core deposits.  A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations.  Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective.  The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions. Maintaining increased levels of liquid assets on our balance sheet, in the form of readily marketable investment securities or other highly liquid assets, could negatively impact our profitability as the interest we earn on these assets is less than that we earn on other earning assets like loans.

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We maintain a minimum liquid asset balance to ensure our ability to meet our obligations. The size of the minimum liquid asset balance is determined through severe liquidity stress testing. At March 31, 2017, we were in compliance with our liquidity stress testing policy requirements.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and our management intends to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates, general economic conditions, competition and the specific needs of our customers. Additionally, debt security investments are subject to prepayment and call provisions that could accelerate their payoff prior to stated maturity.  We attempt to price our deposit products to meet our asset/liability objectives consistent with local market conditions.  Our ALCO is responsible for monitoring our ongoing liquidity needs.  Our regulators also monitor our liquidity and capital resources on a periodic basis and may require that we increase our levels of liquidity or the mixture of our liquidity components.

In addition, our bank is a member of the FHLB Cincinnati.  As a result, our bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB Cincinnati, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on its ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity with the FHLB Cincinnati. At March 31, 2017, we believe we had an estimated $1.606 billion in additional borrowing capacity with the FHLB Cincinnati.  However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati. At March 31, 2017, our bank had received advances from the FHLB Cincinnati totaling $181.2 million. Additionally, Pinnacle Financial recognized a discount on FHLB Cincinnati advances in conjunction with previous acquisitions. The remaining discount was $72,000 at March 31, 2017. At March 31, 2017, the scheduled maturities of these advances and interest rates are as follows (in thousands):

Scheduled Maturities	Amount	Interest Rates(1)
2017	$101,000	1.08%
2018	80,002	1.12%
2019	-	0.00%
2020	168	2.25%
2021	-	0.00%
Thereafter	22	2.75%
Total	$181,192
Weighted average interest rate		1.10%
______________________
(1)	Some FHLB Cincinnati advances include variable interest rates and could increase in the future. The table reflects rates in effect as of March 31, 2017.

Pinnacle Bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $140.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month. We had $50 million of outstanding borrowings at March 31, 2017 under these agreements. Our bank also has approximately $1.856 billion in available Federal Reserve discount window lines of credit.

At March 31, 2017, excluding reciprocating time deposits issued through the CDARS network, we had $166.6 million brokered certificates of deposit. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid.  Through the Avenue acquisition, we acquired non-reciprocal time deposits issued through the CDARS network. We also obtained $50 million in non-reciprocal insured cash sweep deposits under a two-year $200 million agreement. Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB Cincinnati advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will continue to represent a small percentage of our total funding in 2017 as we seek to continue maintaining a higher level of core deposits.

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

At March 31, 2017, we had no significant commitments for capital expenditures, although we intend to construct a new retail location in each of the Knoxville, Chattanooga and Memphis MSAs annually. We will incur additional capital expenditures as we develop an infrastructure to incorporate the Bank of North Carolina into our network. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements.  At March 31, 2017, we had outstanding standby letters of credit of $128.4 million and unfunded loan commitments outstanding of $3.3 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendment in this ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) or assets or businesses. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. Pinnacle Financial is currently evaluating the impact of the new guidance on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify how an entities other than private companies, such as public business entities and not-for-profit entities, are required to test goodwill for impairment by eliminating the comparison of the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those periods. Pinnacle Financial is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendment in this ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted with modified retrospective application. Pinnacle Financial is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (the ASU), which introduces the current expected credit losses methoology. Among other things, the ASU requires the measurement of all expected credit losses for financial assets, including loans and available-for-sale debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model will require institutions to calculate all probable and estimable losses that are expected to be incurred through the loan's entire life. ASU 2016-13 also requires the allowance for credit losses for purchased financial assets with credit deterioration since origination to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as credit loss expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective. The amendments are effective for fiscal years beginning after December 15, 2020. Early application will be permitted for fiscal years beginning after December 15, 2018. Pinnacle Financial is currently assessing the impact of the new guidance on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 33 through 52 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party or of which any of their property is the subject.

ITEM 1A.  RISK FACTORS

Except as set forth below there have been no material changes to the risk factors included in "Item 1A Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016:

Holders of Pinnacle Financial's and Pinnacle Bank's indebtedness and junior subordinated debentures have rights that are senior to those of Pinnacle Financial's shareholders.

At March 31, 2017, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $82.5 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by Pinnacle Financial, and the accompanying subordinated debentures are senior to shares of Pinnacle Financial's common stock. As a result, Pinnacle Financial must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on common stock and, in the event of Pinnacle Financial's bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial's common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures. Upon consummation of the Merger with BNC, Pinnacle Financial will assume $50.5 million in outstanding principal of junior subordinated debentures issued by certain of BNC's subsidiaries. Such subordinated debentures will similarly rank senior to shares of Pinnacle's common stock.

From time to time, Pinnacle Financial and Pinnacle Bank have issued, and in connection with the Avenue merger, assumed, subordinated notes. At March 31, 2017, we had an aggregate of $270.0 million of subordinated notes outstanding, not including the subordinated debentures issued in connection with our trust preferred securities. In addition, upon consummation of the Merger with BNC, we will assume $70.6 million of subordinated notes issued by BNC. The terms of these notes prohibit or will prohibit Pinnacle Financial or Pinnacle Bank, as applicable, from declaring or paying any dividends or distributions on its common stock at any time when payment of interest on these notes has not been timely made and while any such accrued and unpaid interest remains unpaid. Moreover, the notes we have issued or assumed, and the notes issued by BNC that we will assume in connection with the proposed Merger with BNC, rank, or will rank, senior to shares of Pinnacle Financial's common stock. In the event of any bankruptcy, dissolution or liquidation of Pinnacle Financial, these notes, along with Pinnacle Financial's other indebtedness, would have to be repaid before Pinnacle Financial's shareholders would be entitled to receive any of the assets of Pinnacle Financial.

Pinnacle Financial or Pinnacle Bank may from time to time issue additional subordinated indebtedness that would have to be repaid before Pinnacle Financial's shareholders would be entitled to receive any of the assets of Pinnacle Financial or Pinnacle Bank.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended March 31, 2017.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	27,662	$67.25	-	-
February 1, 2017 to February 28, 2017	27,076	70.55	-	-
March 1, 2017 to March 31, 2017	114	66.97	-	-
Total	54,852	$68.87	-	-
______________________
(1)
During the quarter ended March 31, 2017, 173,683 shares of restricted stock previously awarded to certain of our associates vested. We withheld 54,852 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
 None

ITEM 6.  EXHIBITS
10.1	First Amendment to Loan Agreement dated as of March 27, 2017 by and between U.S. Bank National Association and Pinnacle Financial Partners, Inc.
10.2	Second Amendment to Loan Agreement dated as of April 26, 2017 by and between U.S. Bank National Association and Pinnacle Financial Partners, Inc.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

May 5, 2017	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

May 5, 2017	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer