Form 10-Q
period 2017-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2017-08-04
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 1, 2017 there were 77,658,511 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2017

FORWARD-LOOKING STATEMENTS

Certain of the statements in this Quarterly Report on Form 10-Q  may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:  (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the historical growth rate of its, or such entities', loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina and Virginia,  particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates on loans or deposits; (ix) the results of regulatory examinations; (x) the ability to retain large, uninsured deposits; (xi) a merger or acquisition, like Pinnacle Financial's merger with BNC; (xii) risks of expansion into new geographic or product markets; (xiii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors or otherwise to attract customers from other financial institutions; (xv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels; (xvii) risks associated with litigation, including the applicability of insurance coverage; (xviii) the risk of successful integration of the businesses Pinnacle Financial has recently acquired with its business; (xix) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xx) the vulnerability of Pinnacle Bank's network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxi) the possibility of increased compliance costs as a result of increased regulatory oversight, including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients;  (xxii) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company if not prohibited from doing so by the terms of our agreement with them; (xxiii) the possibility that the incremental cost and/or decreased revenues associated with exceeding $10 billion in assets will exceed current estimates; (xxiv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxv) the risk that the cost savings and any revenue synergies from Pinnacle Financial's merger with BNC may not be realized or take longer than anticipated to be realized; (xxvi) disruption from Pinnacle Financial's merger with BNC with customers, suppliers, employee or other business partners relationships; (xxvii) the risk of successful integration of Pinnacle Financial's and BNC's businesses; (xxviii) the amount of the costs, fees, expenses and charges related to Pinnacle Financial's merger with BNC; (xxix) reputational risk and the reaction of the parties' customers, suppliers, employees or other business partners to Pinnacle Financial's merger with BNC; (xxx) the risk that the integration of Pinnacle Financial's and BNC's operations will be materially delayed or will be more costly or difficult than expected; (xxxi) the dilution caused by Pinnacle Financial's issuance of additional shares of its common stock in its merger with BNC; and (xxxii) general competitive, economic, political and market conditions. A more detailed description of these and other risks is contained herein and in Pinnacle Financial's most recent annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017, Pinnacle Financial's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as filed with the Securities and Exchange Commission on May 5, 2017 and in Part II, Item 1A "Risk Factors" below. Many of such factors are beyond Pinnacle Financial's ability to control or predict and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Cash and noninterest-bearing due from banks	$121,804,437	$84,732,291
Interest-bearing due from banks	416,980,586	97,529,713
Federal funds sold and other	—	1,383,416
Cash and cash equivalents	538,785,023	183,645,420

Securities available-for-sale, at fair value	2,427,034,287	1,298,546,056
Securities held-to-maturity (fair value of $21,322,047 and $25,233,254 at June 30, 2017 and December 31, 2016, respectively)	21,163,360	25,251,316
Consumer mortgage loans held-for-sale	90,275,468	47,710,120
Commercial mortgage loans held-for-sale	11,367,997	22,587,971

Loans	14,758,764,516	8,449,924,736
Less allowance for loan losses	(61,944,494)	(58,980,475)
Loans, net	14,696,820,022	8,390,944,261

Premises and equipment, net	258,037,159	88,904,145
Equity method investment	207,020,432	205,359,844
Accrued interest receivable	48,417,956	28,234,826
Goodwill	1,800,741,933	551,593,796
Core deposits and other intangible assets	60,963,513	15,104,038
Other real estate owned	24,805,764	6,089,804
Other assets	700,720,864	330,651,002
Total assets	$20,886,153,778	$11,194,622,599

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$3,893,603,182	$2,399,191,152
Interest-bearing	2,602,527,348	1,808,331,784
Savings and money market accounts	6,820,024,282	3,714,930,351
Time	2,441,319,823	836,853,761
Total deposits	15,757,474,635	8,759,307,048
Securities sold under agreements to repurchase	205,008,077	85,706,558
Federal Home Loan Bank advances	725,230,449	406,304,187
Subordinated debt and other borrowings	465,419,408	350,768,050
Accrued interest payable	7,630,882	5,573,377
Other liabilities	110,063,488	90,267,267
Total liabilities	17,270,826,939	9,697,926,487
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 90,000,000 shares authorized; 77,646,512 and 46,359,377 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	77,646,512	46,359,377
Additional paid-in capital	3,100,154,656	1,083,490,728
Retained earnings	449,762,022	381,072,505
Accumulated other comprehensive loss, net of taxes	(12,236,351)	(14,226,498)
Total stockholders' equity	3,615,326,839	1,496,696,112
Total liabilities and stockholders' equity	$20,886,153,778	$11,194,622,599
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$112,319,700	$77,043,106	$205,537,647	$151,447,310
Securities:
Taxable	8,265,225	4,571,876	14,698,313	9,038,710
Tax-exempt	2,235,517	1,443,017	3,913,098	2,936,774
Federal funds sold and other	922,796	703,706	1,737,113	1,313,293
Total interest income	123,743,238	83,761,705	225,886,171	164,736,087

Interest expense:
Deposits	10,993,942	5,073,567	19,112,856	9,989,130
Securities sold under agreements to repurchase	78,438	39,532	128,204	87,582
Federal Home Loan Bank advances and other borrowings	6,043,144	3,605,320	11,250,524	5,713,412
Total interest expense	17,115,524	8,718,419	30,491,584	15,790,124
Net interest income	106,627,714	75,043,286	195,394,587	148,945,963
Provision for loan losses	6,812,389	5,280,101	10,463,411	9,173,671
Net interest income after provision for loan losses	99,815,325	69,763,185	184,931,176	139,772,292

Noninterest income:
Service charges on deposit accounts	4,178,736	3,430,391	8,034,219	6,873,075
Investment services	3,110,088	2,499,719	5,931,922	4,845,319
Insurance sales commissions	1,461,160	1,192,827	3,320,050	2,898,686
Gain on mortgage loans sold, net	4,667,537	4,221,301	8,822,489	7,788,852
Gain on sale of investment securities, net	—	—	—	—
Trust fees	1,677,079	1,491,955	3,382,358	3,072,567
Income from equity method investment	8,754,718	9,644,310	16,577,455	14,791,834
Other noninterest income	11,207,239	10,232,433	19,369,658	18,298,313
Total noninterest income	35,056,557	32,712,936	65,438,151	58,568,646

Noninterest expense:
Salaries and employee benefits	43,675,551	34,254,147	82,027,735	66,771,003
Equipment and occupancy	10,712,711	8,312,272	20,387,369	16,442,736
Other real estate expense	62,960	222,473	314,933	334,745
Marketing and other business development	2,126,693	1,537,843	4,005,899	2,801,204
Postage and supplies	1,122,251	1,049,842	2,318,696	2,006,929
Amortization of intangibles	1,471,568	846,615	2,667,697	1,719,830
Merger related expense	3,221,060	980,182	3,893,076	2,809,654
Other noninterest expense	9,404,755	8,727,393	18,235,520	17,108,362
Total noninterest expense	71,797,549	55,930,767	133,850,925	109,994,463
Income before income taxes	63,074,333	46,545,354	116,518,402	88,346,475
Income tax expense	19,987,812	15,758,582	33,778,834	29,594,439
Net income	$43,086,521	$30,786,772	$82,739,568	$58,752,036
Per share information:
Basic net income per common share	$0.81	$0.75	$1.64	$1.44
Diluted net income per common share	$0.80	$0.73	$1.62	$1.42
Weighted average shares outstanding:
Basic	53,097,776	41,274,450	50,574,079	40,678,669
Diluted	53,665,925	41,974,483	51,105,996	41,411,248

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$43,086,521	$30,786,772	$82,739,568	$58,752,036
Other comprehensive income, net of tax:
Change in fair value on available-for-sale securities, net of tax	1,795,006	3,211,042	986,851	9,642,510
Change in fair value of cash flow hedges, net of tax	1,146,252	(339,961)	1,003,296	(1,263,664)
Net gain on sale of investment securities reclassified from other comprehensive income into net income, net of tax	—	—	—	—
Total other comprehensive income, net of tax	2,941,258	2,871,081	1,990,147	8,378,846
Total comprehensive income	$46,027,779	$33,657,853	$84,729,715	$67,130,882

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income, net	Total Stockholder's Equity
Balance at December 31, 2015	40,906,064	$40,906,064	$839,617,050	$278,573,408	$(3,485,222)	$1,155,611,300
Exercise of employee common stock options and related tax benefits	332,094	332,094	6,798,402	—	—	7,130,496
Common dividends paid	—	—	—	(11,717,393)	—	(11,717,393)
Issuance of restricted common shares, net of forfeitures	141,331	141,331	(141,331)	—	—	—
Common stock issued in conjunction with Bankers Healthcare Group investment, net	860,470	860,470	38,827,126	—	—	39,687,596
Restricted shares withheld for taxes and related tax benefit	(55,839)	(55,839)	(878,179)	—	—	(934,018)
Compensation expense for restricted shares	—	—	5,244,947	—	—	5,244,947
Net income	—	—	—	58,752,036	—	58,752,036
Other comprehensive income	—	—	—	—	8,378,846	8,378,846
Balance at June 30, 2016	42,184,120	$42,184,120	$889,468,015	$325,608,051	$4,893,624	$1,262,153,810

Balance at December 31, 2016	46,359,377	$46,359,377	$1,083,490,728	$381,072,505	$(14,226,498)	$1,496,696,112
Exercise of employee common stock options	183,708	183,708	3,399,370	—	—	3,583,078
Common dividends paid	—	—	—	(14,050,051)	—	(14,050,051)
Issuance of restricted common shares, net of forfeitures	259,156	259,156	(259,156)	—	—	—
Issuance of common equity, net of costs	3,220,000	3,220,000	188,973,750	—	—	192,193,750
Common stock issued in conjunction with acquisition of BNC Bancorp, net of issuance costs	27,687,100	27,687,100	1,820,146,049	—	—	1,847,833,149
Restricted shares withheld for taxes	(62,829)	(62,829)	(4,229,294)	—	—	(4,292,123)
Compensation expense for restricted shares	—	—	8,633,209	—	—	8,633,209
Net income	—	—	—	82,739,568	—	82,739,568
Other comprehensive income	—	—	—	—	1,990,147	1,990,147
Balance at June 30, 2017	77,646,512	$77,646,512	$3,100,154,656	$449,762,022	$(12,236,351)	$3,615,326,839

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2017	2016
Operating activities:
Net income	$82,739,568	$58,752,036
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	4,388,093	2,940,923
Depreciation, amortization and accretion	(1,927,832)	1,220,878
Provision for loan losses	10,463,411	9,173,671
Gain on mortgage loans sold, net	(8,822,489)	(7,788,852)
Stock-based compensation expense	8,633,209	5,244,947
Deferred tax expense	15,371,727	1,750,526
Losses on dispositions of other real estate and other investments	36,874	218,568
Income from equity method investment	(16,577,455)	(14,791,834)
Excess tax benefit from stock compensation	(4,548,841)	(2,422,226)
Gain on other loans sold, net	(483,402)	(548,560)
Other loans held for sale:
Loans originated	(60,171,584)	(30,854,000)
Loans sold	71,874,960	22,079,777
Mortgage loans held for sale:
Loans originated	(268,698,182)	(195,638,601)
Loans sold	261,981,394	198,239,000
Increase in other assets	(4,092,485)	(18,585,336)
Increase (decrease) in other liabilities	(21,164,810)	30,286,044
Net cash provided by operating activities	69,002,156	59,276,961
Investing activities:
Activities in securities available-for-sale:
Purchases	(611,442,128)	(265,495,464)
Sales	7,492,168	—
Maturities, prepayments and calls	118,629,440	104,509,440
Activities in securities held-to-maturity:
Purchases	—	(560,000)
Maturities, prepayments and calls	3,885,000	3,170,000
Increase in loans, net	(700,982,747)	(559,866,109)
Purchases of software, premises and equipment	(18,690,967)	(6,700,278)
Proceeds from sales of software, premises and equipment	—	1,949,036
Proceeds from sale of other real estate	2,910,226	2,323,953
Acquisitions, net of cash paid	155,141,674	—
Purchase of bank owned life insurance policies	(25,000,000)	—
Increase in equity method investment	—	(74,100,000)
Dividends received from equity method investment	14,916,867	21,824,256
Increase in other investments	(5,376,058)	(16,944,435)
Net cash used in investing activities	(1,058,516,525)	(789,889,601)
Financing activities:
Net increase in deposits	791,495,223	321,819,132
Net increase (decrease) in securities sold under agreements to repurchase	56,991,437	(5,767,418)
Advances from Federal Home Loan Bank:
Issuances	836,000,000	1,528,000,000
Payments/maturities	(517,034,260)	(1,045,064,801)
Increase (decrease) in other borrowings, net	(160,100)	87,976,401
Principal payments of capital lease obligation	(72,982)	—
Proceeds from common stock issuance, net	192,193,750	—
Exercise of common stock options and stock appreciation rights, net of repurchase of restricted shares	(709,045)	3,774,252
Excess tax benefit from stock compensation	—	2,422,226
Common stock dividends paid	(14,050,051)	(11,717,393)
Net cash provided by financing activities	1,344,653,972	881,442,399
Net increase in cash and cash equivalents	355,139,603	150,829,759
Cash and cash equivalents, beginning of period	183,645,420	320,951,333
Cash and cash equivalents, end of period	$538,785,023	$471,781,092
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue) and BNC Bancorp (BNC) on July 31, 2015, September 1, 2015, July 1, 2016 and June 16, 2017, respectively. Pinnacle Financial and Pinnacle Bank also collectively hold a 49% interest in Bankers Healthcare Group, LLC (BHG), a full-service commercial loan provider to healthcare and other professional practices. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance services, and comprehensive wealth management services, in its 11 primarily urban markets of Tennessee, the Carolinas and Virginia.

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

These consolidated financial statements include the accounts of Pinnacle Financial and its wholly-owned subsidiaries. Certain statutory trust affiliates of Pinnacle Financial as noted in footnote 12 of this report are included in these consolidated financial statements pursuant to the equity method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation.

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

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the six months ended June 30, 2017 and June 30, 2016 was as follows:

	For the six months ended June 30,
	2017	2016
Cash Transactions:
Interest paid	$29,310,536	$14,722,572
Income taxes paid, net	25,035,510	22,364,686
Noncash Transactions:
Loans charged-off to the allowance for loan losses	10,320,665	16,372,819
Loans foreclosed upon and transferred to other real estate owned	1,520,444	2,464,945
Loans foreclosed upon and transferred to other assets	446,487	1,673,946
Common stock issued in connection with equity-method investment	—	39,694,036
Common stock issued in connection with acquisition (1)	1,858,132,809	—
___________________
(1) See Note 2 to these consolidated financial statements for more detailed information.

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

The following is a summary of the basic and diluted net income per share calculations for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic net income per share calculation:
Numerator - Net income	$43,086,521	$30,786,772	$82,739,568	$58,752,036

Denominator - Weighted average common shares outstanding	53,097,776	41,274,450	50,574,079	40,678,669
Basic net income per common share	$0.81	$0.75	$1.64	$1.44

Diluted net income per share calculation:
Numerator – Net income	$43,086,521	$30,786,772	$82,739,568	$58,752,036

Denominator - Weighted average common shares outstanding	53,097,776	41,274,450	50,574,079	40,678,669
Dilutive shares contingently issuable	568,149	700,033	531,917	732,579
Weighted average diluted common shares outstanding	53,665,925	41,974,483	51,105,996	41,411,248
Diluted net income per common share	$0.80	$0.73	$1.62	$1.42

On January 27, 2017, Pinnacle Financial completed the issuance and sale of 3,220,000 shares of common stock (including 420,000 shares issued as a result of the underwriter exercising its over-allotment option) in an underwritten public offering, which shares are included in the share count above. The net proceeds of the offering, after deducting the underwriting discount and estimated offering expenses, were approximately $192.2 million. Also, Pinnacle Financial issued 27,687,100 shares of common stock in conjunction with the acquisition of BNC on June 16, 2017.

Recently Adopted Accounting Pronouncements  —  In March 2016, the FASB issued updated guidance to Accounting Standards Update, 2016-09 Stock Compensation Improvements to Employee Share-Based Payment Activity (ASU 2016-09) intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification of such awards on the statement of cash flows. This Accounting Standards Update (ASU) impacted Pinnacle Financial's consolidated financial statements by requiring that all income tax effects related to settlements of share-based payment awards be reported as increases (or decreases) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital. The ASU also requires that all income tax related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows whereas these cash flows were previously reported as a reduction to operating cash flows and an increase to financing cash flows. The guidance became effective for Pinnacle Financial on January 1, 2017. During the three and six months ended June 30, 2017, the newly adopted standard resulted in a reduction in tax expense of $789,000 and $4.6 million, respectively.

Subsequent Events  — Accounting Standards Codification (ASC) Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after June 30, 2017 through the date of the issued financial statements.

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

The following summarizes the consideration paid and an allocation of purchase price to net assets acquired (dollars in thousands):

	Number of Shares	Amount
Equity consideration:
Common stock issued	3,760,326	$182,469
Total equity consideration		$182,469

Non-equity consideration:
Cash paid to redeem common stock		$20,910
Cash paid to exchange outstanding stock options		987
Total consideration paid		$204,366

Allocation of total consideration paid:
Fair value of net assets assumed including identifiable intangible assets		$81,695
Goodwill		122,671
		$204,366

Goodwill originating from the Avenue Merger resulted primarily from anticipated synergies arising from the combination of certain operational areas of the businesses of Avenue and Pinnacle Financial as well as the purchase premium inherent in buying a complete and successful banking operation. Goodwill associated with the Avenue Merger is not amortizable for book or tax purposes.

Pinnacle Financial accounted for the Avenue Merger under the acquisition method in accordance with ASC Topic 805. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of merger. Purchase price allocations related to the acquisition of Avenue have been completed and are reflected in the following table (in thousands):

	As of July 1, 2016
	Avenue Historical Cost Basis	Fair Value Adjustments	As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$39,485	$—	$39,485
Investment securities (1)	163,862	(463)	163,399
Loans (2)	980,319	(27,789)	952,530
Mortgage loans held for sale	3,310	—	3,310
Core deposit intangible (3)	—	8,845	8,845
Other assets (4)	47,729	8,774	56,503
Total Assets	$1,234,705	$(10,633)	$1,224,072

Liabilities
Interest-bearing deposits (5)	$741,635	$1,400	$743,035
Non-interest bearing deposits	223,685	—	223,685
Borrowings (6)	142,639	3,240	145,879
Other liabilities	29,719	59	29,778
Total Liabilities	$1,137,678	$4,699	$1,142,377
Net Assets Acquired	$97,027	$(15,332)	$81,695

Explanation of certain fair value adjustments:

(1)	The amount represents the adjustment of the book value of Avenue's investment securities to their estimated fair value on the date of acquisition.

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

BNC Bancorp. On June 16, 2017, Pinnacle Financial consummated its merger with BNC. Pursuant to the terms of the Agreement and Plan of Merger, dated as of January 22, 2017, by and between Pinnacle Financial and BNC (the BNC Merger Agreement), BNC merged with and into Pinnacle Financial, with Pinnacle Financial continuing as the surviving corporation (the BNC Merger). On that same day, Pinnacle Bank and Bank of North Carolina, BNC's wholly-owned bank subsidiary, merged, with Pinnacle Bank continuing as the surviving entity.

The following summarizes the consideration paid and presents a preliminary allocation of purchase price to net assets acquired (dollars in thousands):

	Number of Shares	Amount
Equity consideration:
Common stock issued	27,687,100	$1,858,133
Total equity consideration		$1,858,133

Non-equity consideration:
Cash paid to redeem common stock		$129
Total consideration paid		$1,858,262

Allocation of total consideration paid:
Fair value of net assets assumed including estimated identifiable intangible assets		$609,068
Goodwill		1,249,194
		$1,858,262

Subsequently, Pinnacle Financial recorded costs incurred in connection with the issuance of Pinnacle Financial common stock resulting from the BNC Merger of $10.3 million which was recorded as a reduction to additional paid in capital. Certain merger-related charges resulting from cultural and systems integrations, as well as stock-based compensation expense incurred as a result of change-in-control provisions applicable to assumed equity-based awards were recorded as merger related expense.

Goodwill originating from the BNC Merger resulted primarily from anticipated synergies arising from the combination of certain operational areas of the businesses of BNC and Pinnacle Financial as well as the purchase premium inherent in buying a complete and successful banking operation. Goodwill associated with the BNC Merger is not amortizable for book or tax purposes.

Pinnacle Financial accounted for the BNC Merger under the acquisition method in accordance with ASC Topic 805. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of merger.

The following purchase price allocations on the BNC Merger are preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities. Upon receipt of final fair value estimates, which must be received within one year of the BNC Merger date, Pinnacle Financial will make any final adjustments to the purchase price allocation and prospectively adjust any goodwill recorded. Information regarding Pinnacle Financial's loan discount and related deferred tax asset, core deposit intangible asset and related deferred tax liability, as well as income taxes payable and the related deferred tax balances recorded in the BNC Merger, may be adjusted as Pinnacle Financial refines its estimates. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the BNC Merger. Pinnacle Financial may incur losses on the acquired loans that are materially different from losses Pinnacle Financial originally projected.

	As of June 16, 2017
	BNC Historical Cost Basis	Preliminary Fair Value Adjustments	As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$155,271	$—	$155,271
Investment securities (1)	643,875	1,667	645,542
Loans (2)	5,782,720	(175,473)	5,607,247
Mortgage loans held for sale	27,026	—	27,026
Other real estate owned	20,143	—	20,143
Core deposit intangible (3)	—	48,528	48,528
Property, plant and equipment (4)	156,805	—	156,805
Other assets (5)	320,988	49,311	370,299
Total Assets	$7,106,828	$(75,967)	$7,030,861

Liabilities
Interest-bearing deposits (6)	$5,003,653	$4,355	$5,008,008
Non-interest bearing deposits	1,199,342	—	1,199,342
Borrowings (7)	183,389	(6,412)	176,977
Other liabilities	35,729	1,737	37,466
Total Liabilities	$6,422,113	$(320)	$6,421,793
Net Assets Acquired	$684,715	$(75,647)	$609,068

Explanation of certain fair value adjustments:

(1)	The amount represents the adjustment of the book value of BNC's investment securities to their estimated fair value on the date of acquisition.

(2)
The amount represents the adjustment of the net book value of BNC's loans to their estimated fair value based on interest rates and expected cash flows as of the date of acquisition, which includes estimates of expected credit losses inherent in the portfolio of approximately 2.5% of the 3% mark on the acquired loan portfolio.

(3)
The amount represents the fair value of the core deposit intangible asset representing the intangible value of the deposit base acquired and the fair value of the customer relationship intangible asset representing the intangible value of customer relationships acquired.

(4)	A fair value adjustment for property and equipment will be recorded, but no estimate is determinable at this time.

(5)	The amount represents the deferred tax asset recognized on the fair value adjustment of BNC's acquired assets and assumed liabilities.

(6)
The amount represents the adjustment necessary because the weighted average interest rate of BNC's deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio.

(7)
The amount represents the combined adjustment necessary because the weighted average interest rate of BNC's subordinated debt issuance exceeded the cost of similar funding at the time of acquisition and because the weighted average interest rate of BNC's trust preferred securities issuances was lower than the cost of similar funding at the time of acquisition. The combined fair value adjustments will be amortized to increase future interest expense over the lives of the portfolios.

Supplemental Pro Forma Combined Results of Operations
The supplemental proforma information below for the three and six months ended June 30, 2017 and 2016 gives effect to the BNC acquisition as if it had occurred on January 1, 2016. These results combine the historical results of BNC into Pinnacle Financial's consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of BNC's provision for credit losses for the first six months of 2016 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2016. Additionally, these financials were not adjusted for non-recurring expenses, such as merger-related charges incurred by either Pinnacle Financial or BNC. Pinnacle Financial expects to achieve operating cost savings and other business synergies as a result of the acquisition which are also not reflected in the proforma amounts.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016

Revenue (1)	$204,172	$180,436	$400,407	$328,384
Income before income taxes	$90,743	$66,510	$163,298	$127,744
_______________________

(1)	Net interest income plus noninterest income.

Note 3. Equity method investment

A summary of BHG's financial position as of June 30, 2017 and December 31, 2016 and results of operations as of and for the six months ended June 30, 2017 and 2016, were as follows (in thousands):

	As of
	June 30, 2017	December 31, 2016
Assets	$253,355	$223,246

Liabilities	169,357	139,531
Membership interests	83,998	83,715
Total liabilities and membership	$253,355	$223,246

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenues	$37,012	$39,330	$71,247	$70,618
Net income	$18,013	$21,439	$34,024	$33,593

At June 30, 2017, technology, trade name and customer relationship intangibles, net of related amortization, totaled $15.1 million compared to $16.8 million as of December 31, 2016. Amortization expense of $832,000 and $1.7 million was included for the three and six months ended June 30, 2017, respectively, compared to $575,000 and $953,000, respectively, for the same periods in the prior year. Accretion income of $767,000 and $1.6 million was included in the three and six months ended June 30, 2017, respectively, compared to $303,000 and $1.2 million for the same periods in the prior year, respectively.

During the three and six months ended June 30, 2017, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $12.5 million and $14.9 million in the aggregate, respectively, compared to $16.5 million and $21.8 million, respectively, for the same periods in the prior year. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. No loans were purchased from BHG by Pinnacle Bank for the six-month periods ended June 30, 2017 or June 30, 2016, respectively.

Note 4.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017:
Securities available-for-sale:
U.S. Treasury securities	$250	$1	$—	$251
U.S. government agency securities	62,659	—	759	61,900
Mortgage-backed securities	1,548,758	5,440	15,148	1,539,050
State and municipal securities	532,508	5,209	4,115	533,602
Asset-backed securities	190,560	134	474	190,220
Corporate notes and other	102,016	182	187	102,011
	$2,436,751	$10,966	$20,683	$2,427,034
Securities held-to-maturity:
State and municipal securities	$21,163	$199	$40	$21,322
	$21,163	$199	$40	$21,322

December 31, 2016:
Securities available-for-sale:
U.S. Treasury securities	$250	$—	$—	$250
U.S. government agency securities	22,306	—	537	21,769
Mortgage-backed securities	988,008	4,304	15,686	976,626
State and municipal securities	211,581	4,103	2,964	212,720
Asset-backed securities	79,318	111	849	78,580
Corporate notes and other	8,608	39	46	8,601
	$1,310,071	$8,557	20,082	$1,298,546
Securities held-to-maturity:
State and municipal securities	$25,251	$87	$105	$25,233
	$25,251	$87	$105	$25,233

At June 30, 2017, approximately $1.24 billion of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At June 30, 2017, repurchase agreements comprised of secured borrowings totaled $205.0 million and were secured by $205.0 million of pledged U.S. government agency securities, municipal securities, asset backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to remain adequately secured.

The amortized cost and fair value of debt securities as of June 30, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
June 30, 2017:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$31,917	$31,811	$1,021	$1,023
Due in one year to five years	82,347	83,312	6,603	6,631
Due in five years to ten years	166,329	168,799	10,219	10,323
Due after ten years	416,840	413,842	3,320	3,345
Mortgage-backed securities	1,548,758	1,539,050	—	—
Asset-backed securities	190,560	190,220	—	—
	$2,436,751	$2,427,034	$21,163	$21,322

At June 30, 2017 and December 31, 2016, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2017

U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agency securities	49,120	536	12,780	223	61,900	759
Mortgage-backed securities	1,097,974	13,490	85,658	1,658	1,183,632	15,148
State and municipal securities	324,824	3,379	20,830	776	345,654	4,155
Asset-backed securities	113,296	157	19,153	317	132,449	474
Corporate notes	62,023	187	—	—	62,023	187
Total temporarily-impaired securities	$1,647,237	$17,749	$138,421	$2,974	$1,785,658	$20,723

At December 31, 2016

U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agency securities	—	—	20,820	537	20,820	537
Mortgage-backed securities	801,213	15,073	43,148	613	844,361	15,686
State and municipal securities	87,277	3,068	312	1	87,589	3,069
Asset-backed securities	14,510	32	34,097	817	48,607	849
Corporate notes	4,810	46	—	—	4,810	46
Total temporarily-impaired securities	$907,810	$18,219	$98,377	$1,968	$1,006,187	$20,187

The applicable dates for determining when securities are in an unrealized loss position are June 30, 2017 and December 31, 2016. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended June 30, 2017 and December 31, 2016, but is in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, including both available-for-sale and held-to-maturity investment securities, at June 30, 2017, Pinnacle Financial had approximately $20.7 million in unrealized losses on $1.79 billion of securities. The unrealized losses associated with these investment securities are driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of Pinnacle Financial's ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at June 30, 2017, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

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

•	Consumer real-estate mortgage loans. Consumer real-estate mortgage consists primarily of loans secured by 1-4 residential properties, including home equity lines of credit.

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

Commercial loans receive risk ratings assigned by a financial advisor and approved by a senior credit officer subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators.  At June 30, 2017, approximately 77% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real-estate mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

Risk ratings are subject to continual review by a financial advisor and a senior credit officer. At least annually, Pinnacle Financial's credit procedures require that every risk rated loan of $1.0 million or more be subject to a formal credit risk review process by the assigned financial advisor. Each loan's risk rating is also subject to review by Pinnacle Financial's independent loan review department, which reviews a substantial portion of Pinnacle Financial's risk rated portfolio annually. Included in the coverage are independent loan reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies.

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of June 30, 2017 and December 31, 2016 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
June 30, 2017
Pass	$6,192,533	$2,449,319	$1,737,057	$3,565,754	$355,314	$14,299,977
Special Mention	112,120	58,928	12,628	36,759	1,432	221,867
Substandard (1)	72,603	26,116	19,241	78,637	108	196,705
Substandard-nonaccrual	10,042	17,810	3,873	7,206	456	39,387
Doubtful-nonaccrual	74	754	—	1	—	829
Total loans	$6,387,372	$2,552,927	$1,772,799	$3,688,357	$357,310	$14,758,765

December 31, 2016
Pass	$3,137,452	$1,160,361	$897,556	$2,782,713	$264,723	$8,242,805
Special Mention	21,449	1,856	2,716	25,641	802	52,464
Substandard (1)	29,674	15,627	5,788	75,861	129	127,079
Substandard-nonaccrual	4,921	8,073	6,613	7,492	475	27,574
Doubtful-nonaccrual	—	—	—	3	—	3
Total loans	$3,193,496	$1,185,917	$912,673	$2,891,710	$266,129	$8,449,925

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of nonaccrual loans and troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $182.5 million at June 30, 2017, compared to $114.6 million at December 31, 2016.

The table below details the loans acquired from BNC and the fair value adjustment with respect thereto as of June 30, 2017 (dollars in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Fair value adjustment	Net total acquired loans
June 30, 2017
Pass	$3,029,203	$1,247,986	$699,921	$489,340	$79,163	$(143,783)	$5,401,830
Special Mention	73,517	58,876	9,385	7,881	678	(5,111)	145,226
Substandard (1)	46,825	14,650	17,717	9,881	—	(16,335)	72,738
Substandard-nonaccrual	9,719	12,302	1,157	1,783	4	(7,257)	17,708
Doubtful-nonaccrual	193	858	—	—	—	(220)	831
Total loans	$3,159,457	$1,334,672	$728,180	$508,885	$79,845	$(172,706)	$5,638,333

Loans acquired with deteriorated credit quality are recorded pursuant to the provisions of ASC 310-30, and are referred to as purchase credit impaired loans. The following table provides a rollforward of purchase credit impaired loans from December 31, 2016 through June 30, 2017 (in thousands):

	Gross Carrying Value	Accretable Yield	Nonaccretable Yield	Net Carrying Value
December 31, 2016	$12,468	$—	$(3,633)	$8,835
Acquisitions	75,425	(300)	(25,953)	49,172
Year-to-date settlements	(2,919)	2	796	(2,121)
June 30, 2017	$84,974	$(298)	$(28,790)	$55,886

Certain of these loans have been deemed to be collateral dependent and as such, no accretable yield has been recorded for these loans. The carrying value is adjusted for additional draws, pursuant to contractual arrangements, offset by loan paydowns. Year-to-date settlements include both loans that were charged-off as well as loans that were paid off, typically as a result of refinancings at other institutions.

For the three and six months ended June 30, 2017, the average balance of nonaccrual loans was $26.7 million and $26.7 million, respectively, compared to $37.0 million and $36.6 million, respectively, for the same periods in 2016. Pinnacle Financial's policy is that the discontinuation of the accrual of interest income will occur when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date the above mentioned loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized approximately $16,000 and $65,000, respectively, in interest income from cash payments received on nonaccrual loans during the three and six months ended June 30, 2017, compared to approximately $41,000 and $88,000, respectively, during the three and six months ended June 30, 2016. Had these nonaccruing loans been on accruing status, interest income would have been higher by $1.0 million and $1.5 million for the three and six months ended June 30, 2017, respectively, compared to $396,000 and $676,000 for the three and six months ended June 30, 2016, respectively.

The following table details the recorded investment, unpaid principal balance and related allowance of Pinnacle Financial's nonaccrual loans at June 30, 2017 and December 31, 2016 by loan classification (in thousands):

	At June 30, 2017			At December 31, 2016
	Recorded investment	Unpaid principal balances(1)	Related allowance(2)	Recorded investment	Unpaid principal balances(1)	Related allowance(2)
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$9,532	$12,824	$—	$2,308	$2,312	$—
Consumer real estate – mortgage	14,539	17,508	—	2,880	2,915	—
Construction and land development	1,935	2,192	—	3,128	3,135	—
Commercial and industrial	6,270	7,270	—	6,373	6,407	—
Consumer and other	2	2	—	—	—	—
Total	$32,278	$39,796	$—	$14,689	$14,769	$—

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$584	$810	$38	$2,613	$3,349	$59
Consumer real estate – mortgage	4,025	4,077	941	5,193	5,775	688
Construction and land development	1,938	2,384	22	3,485	4,154	20
Commercial and industrial	938	936	172	1,122	2,714	77
Consumer and other	453	498	232	475	851	227
Total	$7,938	$8,705	$1,405	$12,888	$16,843	$1,071

Total nonaccrual loans	$40,216	$48,501	$1,405	$27,577	$31,612	$1,071

(1)	Unpaid principal balance presented net of fair value adjustments recorded in conjunction with purchase accounting.

(2)	Collateral dependent loans are typically charged-off to their net realizable value and no specific allowance is carried related to those loans.

The following table details the average recorded investment and the amount of interest income recognized on a cash basis for the three and six months ended June 30, 2017 and 2016, respectively, on Pinnacle Financial's nonaccrual loans that remain on the balance sheets as of such date (in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2017		2016		2017		2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$4,019	$—	$3,845	$—	$3,298	$—	$3,474	$—
Consumer real estate – mortgage	6,000	—	4,125	—	5,188	—	4,140	—
Construction and land development	665	16	7,125	41	592	65	7,293	88
Commercial and industrial	6,341	—	12,107	—	6,356	—	11,928	—
Consumer and other	1	—	383	—	—	—	385	—
Total	$17,026	$16	$27,585	$41	$15,434	$65	$27,220	$88

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$619	$—	$1,352	$—	$1,166	$—	$725	$—
Consumer real estate – mortgage	4,126	—	3,163	—	4,197	—	3,181	—
Construction and land development	1,928	—	130	—	2,119	—	134	—
Commercial and industrial	1,221	—	1,838	—	1,345	—	2,396	—
Consumer and other	1,821	—	2,936	—	2,409	—	2,973	—
Total	$9,715	$—	$9,419	$—	$11,236	$—	$9,409	$—

Total nonaccrual loans	$26,741	$16	$37,004	$41	$26,670	$65	$36,629	$88

At June 30, 2017 and December 31, 2016, there were $14.2 million and $15.0 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest.

The  following table outlines the amount of each loan category where troubled debt restructurings were made during the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
2017	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	—	$—	$—	—	$—	$—
Consumer real estate – mortgage	1	9	6	1	9	6
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	2	2,033	2,033
Consumer and other	—	—	—	—	—	—
	1	$9	$6	3	$2,042	$2,039

2016
Commercial real estate – mortgage	—	$—	$—	—	$—	$—
Consumer real estate – mortgage	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	1	2,321	1,536
Consumer and other	—	—	—	—	—	—
	—	$—	$—	1	$2,321	$1,536

During the six months ended June 30, 2017 and 2016, Pinnacle Financial did not have any troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

To monitor concentration risk, Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at June 30, 2017 with the comparative exposures for December 31, 2016 (in thousands):

	June 30, 2017
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2016
Lessors of nonresidential buildings	$2,679,712	$542,158	$3,221,870	$1,701,853
Lessors of residential buildings	879,787	289,682	1,169,469	874,234

The table below presents past due balances by loan classification and segment at June 30, 2017 and December 31, 2016, allocated between accruing and nonaccrual status (in thousands):

	Accruing					Nonaccruing
June 30, 2017	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Purchased credit impaired	Current and accruing	Nonaccrual (1)	Purchased credit impaired	Total loans
Commercial real estate:
Owner-occupied	$3,872	$—	$3,872	$6,545	$2,352,679	$2,249	$3,296	$2,368,641
All other	1,820	—	1,820	11,061	4,001,279	819	3,752	4,018,731
Consumer real estate – mortgage	7,689	—	7,689	9,081	2,517,593	8,133	10,431	2,552,927
Construction and land development	6,250	—	6,250	7,628	1,755,049	1,121	2,751	1,772,799
Commercial and industrial	2,880	1,072	3,952	559	3,676,638	6,429	779	3,688,357
Consumer and other	4,692	619	5,311	—	351,543	453	3	357,310
	$27,203	$1,691	$28,894	$34,874	$14,654,781	$19,204	$21,012	$14,758,765

December 31, 2016
Commercial real estate:
Owner-occupied	$3,505	$—	$3,505	$—	$1,347,134	$2,297	$1,956	$1,354,893
All other	—	—	—	—	1,837,936	240	428	1,838,603
Consumer real estate – mortgage	3,838	53	3,891	—	1,173,953	5,554	2,520	1,185,917
Construction and land development	2,210	—	2,210	—	903,850	3,205	3,408	912,673
Commercial and industrial	4,475	—	4,475	—	2,879,740	6,971	524	2,891,710
Consumer and other	7,168	1,081	8,249	—	257,405	475	—	266,129
	$21,196	$1,134	$22,330	$—	$8,400,018	$18,742	$8,836	$8,449,925

(1)	Approximately $10.0 million and $16.7 million of nonaccrual loans as of June 30, 2017 and December 31, 2016, respectively, were performing pursuant to their contractual terms at those dates.

The following table shows the allowance allocation by loan classification and accrual status at June 30, 2017 and December 31, 2016 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings (1)		Total Allowance for Loan Losses
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Commercial real estate –mortgage	$15,963	$13,595	$38	$59	$1	$1	$16,002	$13,655
Consumer real estate – mortgage	6,891	5,874	941	688	3	2	7,835	6,564
Construction and land development	5,104	3,604	22	20	—	—	5,126	3,624
Commercial and industrial	24,005	24,648	172	77	58	18	24,235	24,743
Consumer and other	7,317	9,293	232	227	—	—	7,549	9,520
Unallocated	—	—	—	—	—	—	1,197	874
	$59,280	$57,014	$1,405	$1,071	$62	$21	$61,944	$58,980

(1)
Troubled debt restructurings of $14.2 million and $15.0 million as of both June 30, 2017 and December 31, 2016, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

The following table details the changes in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016, respectively, by loan classification (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Three months ended June 30, 2017:
Balance at April 1, 2017	$14,168	$7,219	$4,441	$22,912	$8,477	$1,133	$58,350
Charged-off loans	(8)	(206)	—	(495)	(4,448)	—	(5,157)
Recovery of previously charged-off loans	9	412	96	560	862	—	1,939
Provision for loan losses	1,833	410	589	1,258	2,658	64	6,812
Balance at June 30, 2017	$16,002	$7,835	$5,126	$24,235	$7,549	$1,197	$61,944

Three months ended June 30, 2016:
Balance at April 1, 2016	$13,551	$7,169	$3,942	$24,144	$11,858	$1,575	$62,239
Charged-off loans	(196)	(180)	—	(619)	(6,151)	—	(7,146)
Recovery of previously charged-off loans	135	71	81	182	570	—	1,039
Provision for loan losses	175	(520)	(100)	1,383	4,861	(519)	5,280
Balance at June 30, 2016	$13,665	$6,540	$3,923	$25,090	$11,138	$1,056	$61,412

Six months ended June 30, 2017:
Balance at December 31, 2016	$13,655	$6,564	$3,624	$24,743	$9,520	$874	$58,980
Charged-off loans	(9)	(268)	—	(1,653)	(8,391)	—	(10,321)
Recovery of previously charged-off loans	15	582	129	702	1,394	—	2,822
Provision for loan losses	2,341	957	1,373	443	5,026	323	10,463
Balance at June 30, 2017	$16,002	$7,835	$5,126	$24,235	$7,549	$1,197	$61,944

Six months ended June 30, 2016:
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616	$537	$65,432
Charged-off loans	(196)	(379)	—	(2,243)	(13,555)	—	(16,373)
Recovery of previously charged-off loans	193	156	106	1,615	1,109	—	3,179
Provision for loan losses	(1,845)	(457)	914	2,075	7,968	519	9,174
Balance at June 30, 2016	$13,665	$6,540	$3,923	$25,090	$11,138	$1,056	$61,412

The following table details the allowance for loan losses and recorded investment in loans by loan classification and by impairment evaluation method as of June 30, 2017 and December 31, 2016, respectively (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
June 30, 2017
Allowance for Loan Losses:
Collectively evaluated for impairment	$15,963	$6,891	$5,104	$24,005	$7,317	$1,197	$60,477
Individually evaluated for impairment	39	944	22	230	232	—	1,467
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$16,002	$7,835	$5,126	$24,235	$7,549	$1,197	$61,944

Loans:
Collectively evaluated for impairment	$6,359,443	$2,522,372	$1,761,298	$3,669,480	$356,833		$14,669,426
Individually evaluated for impairment	3,275	11,043	1,122	17,536	477		33,453
Loans acquired with deteriorated credit quality	24,654	19,512	10,379	1,341	—		55,886
Total loans	$6,387,372	$2,552,927	$1,772,799	$3,688,357	$357,310		$14,758,765

December 31, 2016
Allowance for Loan Losses:
Collectively evaluated for impairment	$13,595	$5,874	$3,604	$24,648	$9,293	$874	$57,888
Individually evaluated for impairment	60	690	20	95	227	—	1,092
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$13,655	$6,564	$3,624	$24,743	$9,520	$874	$58,980

Loans:
Collectively evaluated for impairment	$3,188,362	$1,174,456	$906,053	$2,872,855	$265,613		$8,407,339
Individually evaluated for impairment	2,750	8,941	3,212	18,331	516		33,750
Loans acquired with deteriorated credit quality	2,384	2,520	3,408	524	—		8,836
Total loans	$3,193,496	$1,185,917	$912,673	$2,891,710	$266,129		$8,449,925

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

At June 30, 2017, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $25.8 million to current directors, executive officers, and their related entities, of which $17.2 million had been drawn upon. At December 31, 2016, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $22.6 million to directors, executive officers, and their related entities, of which approximately $14.8 million had been drawn upon. None of these loans to directors, executive officers, and their related entities were impaired at June 30, 2017 or December 31, 2016.

At June 30, 2017, Pinnacle Financial had approximately $11.4 million in commercial loans held for sale, which included loans previously held in Pinnacle Bank's commercial loan portfolio that it has elected to sell as well apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank, and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

Residential Lending

At June 30, 2017, Pinnacle Financial had approximately $90.3 million of mortgage loans held-for-sale compared to approximately $47.7 million at December 31, 2016. Total loan volumes sold during the six months ended June 30, 2017 were approximately $262.0 million compared to approximately $198.2 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, Pinnacle Financial recognized $8.8 million in gains on the sale of these loans, net of commissions paid, compared to $7.8 million during the six months ended June 30, 2016.

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $1.3 million at June 30, 2017 compared to $196,000 at June 30, 2016. No change was recorded to the unrecognized tax benefit related to uncertain tax positions in each of the three and six month periods ended June 30, 2017 and 2016.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The total amount of interest and penalties recorded in the income statement for the three and six months ended June 30, 2017 was $3,600 and $22,000, respectively, compared to no interest and penalties for the three and six months ended June 30, 2016.

Pinnacle Financial's effective tax rate for the three and six months ended June 30, 2017 was 31.7% and 29.0%, respectively, compared to 33.9% and 33.5% for the three and six months ended June 30, 2016. The difference between the effective tax rate and the federal and state income tax statutory rate of 39.23% is primarily due to state excise tax expense, investments in bank qualified municipal securities, tax benefits of Pinnacle Financial's real estate investment trust subsidiary, participation in the Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense and certain merger-related expenses. The impact of the adoption of ASU 2016-09 (as described in Note 1) was included in income tax expense for the three and six months ended June 30, 2017, resulting in the recognition of $789,000 and $4.6 million, respectively, of tax benefits which reduced income tax expense. Prior to the adoption of ASU 2016-09, these tax benefits were recorded as an increase to additional paid-in-capital.

Note 7. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2017, these commitments amounted to $5.0 billion.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At June 30, 2017, these commitments amounted to $135.8 million.

Pinnacle Financial typically follows the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments. Each customer's creditworthiness is typically evaluated on a case-by-case basis, and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. Collateral held varies but may include cash, real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should Pinnacle Financial's customers default on their resulting obligation to Pinnacle Financial, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At June 30, 2017 and December 31, 2016, Pinnacle Financial had accrued $3.1 million and $1.1 million, respectively, for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management, the resolution of these claims outstanding at June 30, 2017 will not have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 8.  Stock Options and Restricted Shares

As described more fully in the Annual Report on Form 10-K, as of December 31, 2016, Pinnacle Financial has one equity incentive plan under which it is able to grant awards, the 2014 Equity Incentive Plan (2014 Plan) and has assumed the stock option plan of CapitalMark (the CapitalMark Option Plan) in connection with the CapitalMark Merger and the BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan (BNC Plan) in connection with the acquisition of BNC. In addition, awards previously granted remain outstanding under equity plans previously adopted by Pinnacle Financial's board of directors. No new awards may be granted under plans other than the 2014 Plan, or, in the case of associates that were former associates of BNC or its subsidiaries, the BNC Plan.

Total shares available for issuance under the 2014 Plan were approximately 735,912 shares as of June 30, 2017, inclusive of shares returned to plan reserves during the six months ended June 30, 2017. The 2014 Plan also permits Pinnacle Financial to reissue awards currently outstanding that are subsequently forfeited, settled in cash or expired unexercised and returned to the 2014 Plan. Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 of stock options under the CapitalMark Plan. No further shares remain available for issuance under the CapitalMark Option Plan. Approximately 33,000 shares remain available for issuance to existing BNC associates in future periods, related to the BNC Plan. No options were assumed upon the acquisition of Magna, Avenue or BNC as all preexisting Magna, Avenue and BNC stock options were converted to cash upon acquisition.

Common Stock Options

A summary of the stock option activity within the equity incentive plans during the six months ended June 30, 2017 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2016	550,490	$20.75	2.61	$26,728	(1)
Granted	—
Exercised (3)	(184,181)
Forfeited	—
Outstanding at June 30, 2017	366,309	$21.23	3.18	$15,228	(2)
Options exercisable at June 30, 2017	366,309	$21.23	3.18	$15,228	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $69.30 per common share at December 31, 2016 for the 550,490 options that were in-the-money at December 31, 2016.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $62.80 per common share at June 30, 2017 for the 366,309 options that were in-the-money at June 30, 2017.

(3)	Includes 750 stock options which were exercised in a stock swap transaction which settled in 277 shares of Pinnacle Financial common stock.

Compensation costs related to stock options granted under Pinnacle Financial's equity incentive plan have been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the six months ended June 30, 2017 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2016	820,539	$36.47
Shares awarded	233,340
Conversion of previously awarded restricted share units to restricted share awards	43,680
Shares assumed in connection with acquisition of BNC	136,890
Restrictions lapsed and shares released to associates/directors	(212,659)
Shares forfeited (1)	(17,765)
Unvested at June 30, 2017	1,004,025	$50.10

(1)	Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

Pinnacle Financial has granted restricted share awards to associates, executive management and outside directors with a combination of time and, in the case of executive management, performance vesting criteria. The following table outlines restricted stock grants that were awarded, grouped by similar vesting criteria, during the six months ended June 30, 2017:

Grant Year	Group (1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants (6)	Shares Unvested
Time Based Awards
2017	Associates (2)	3 - 5	82,973	298	151	82,524
2017	Associates (3)	3 - 5	136,690	—	—	136,690

Performance Based Awards
2017	Leadership team (4)	3	43,680	—	—	43,680

Outside Director Awards (5)
2017	Outside directors	1	13,677	2,376	796	10,505

(1)
Groups include employees (referred to as associates above), the leadership team which includes our named executive officers and other key senior leadership members, and outside directors. When the restricted shares are awarded, a participant receives voting rights and forfeitable dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. Once the restrictions lapse, the participant is taxed on the value of the award and may elect to sell some shares (or have Pinnacle Financial withhold some shares) to pay the applicable income taxes associated with the award. For time-based restricted share awards, dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination. For performance-based awards and time-based awards to Pinnacle Financial's executive officers, dividends are placed into escrow until the forfeiture restrictions on such shares lapse.

(2)	The forfeiture restrictions on these restricted share awards lapse in equal annual installments on the anniversary date of the grant.

(3)	Restricted share awards issued to associates that were former associates of BNC in connection with acquisition of BNC.

(4)
Reflects conversion of restricted share units issued in prior years to restricted share awards. The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain soundness targets over each year of the subsequent vesting period. See further details of these awards under the caption "Restricted Share Units" below.

(5)
Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan.  Restrictions lapse on February 28, 2018 based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend.

(6)
These shares represent forfeitures resulting from recipients whose employment or board membership is terminated during the year-to-date period ended June 30, 2017. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination.

Restricted Share Units

The following table details the Restricted Share Unit awards outstanding at June 30, 2017:

	Units Awarded
Grant year	Named Executive Officers (NEOs) (1)	Leadership Team other than NEOs	Applicable Performance Periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Shares settled into RSAs as of period end (2)
2017	72,537-109,339	24,916	2017	2	3	N/A
			2018	2	2	N/A
			2019	2	1	N/A

2016	73,474-110,223	26,683	2016	2	3	N/A
			2017	2	2	N/A
			2018	2	1	N/A

2015	58,200-101,850	28,378	2015	2	3	N/A
			2016	2	2	N/A
			2017	2	1	N/A

2014 (3)	58,404-102,209	29,087	2014	5	N/A	21,856
			2014	4	N/A	21,856
			2015	4	N/A	21,847
			2015	3	N/A	21,847
			2016	3	N/A	21,840
			2016	2	N/A	21,840

(1)	The named executive officers are awarded a range of awards that may be earned based on attainment of goals between a target level of performance and a maximum level of performance.

(2)
Restricted share unit awards granted in 2017, 2016 and 2015 will be earned if certain performance targets are achieved and thereafter will be settled in shares of Pinnacle Financial common stock, for which additional forfeiture restrictions may lapse based on Pinnacle Financial's performance in future periods.

(3)	Restrictions on half of the shares previously converted to RSAs will lapse commensurate with the filing of the Form 10-K for the year ended December 31, 2017 and 2018, respectively.

Stock compensation expense related to restricted share awards and restricted share units for the three and six months ended June 30, 2017 was $5.2 million and $8.6 million, respectively, compared to $2.6 million and $5.2 million, respectively, for the three and six months ended June 30, 2016. Included in the above three and six months ended June 30, 2017 stock compensation expense was $1.5 million of stock-based compensation expense incurred as a result of change-in-control provisions applicable to assumed equity-based awards that was recorded as merger related expense.

Note 9. Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current period earnings.

Non-hedge derivatives

Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps are derivatives, but are not designated as hedging instruments. A summary of Pinnacle Financial's interest rate swaps related to customers as of June 30, 2017 and December 31, 2016 is included in the following table (in thousands):

	June 30, 2017		December 31, 2016
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$690,874	$16,218	$666,572	$16,004
Pay variable / receive fixed swaps	690,874	(16,339)	666,572	(16,138)
Total	$1,381,748	$(121)	$1,333,144	$(134)

Hedge derivatives

Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. A summary of Pinnacle Financial's cash flow hedge relationships as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

					June 30, 2017		December 31, 2016
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term (1)	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income
Interest Rate Swap	$33,000	3 month LIBOR	2.265%	April 2016-April 2020	$(617)	$(375)	$(727)	$(442)
Interest Rate Swap	33,000	3 month LIBOR	2.646%	April 2016-April 2022	(1,286)	(782)	(1,304)	(792)
Interest Rate Swap	33,000	3 month LIBOR	2.523%	Oct. 2016-Oct. 2020	(970)	(589)	(1,081)	(657)
Interest Rate Swap	33,000	3 month LIBOR	2.992%	Oct. 2017-Oct. 2021	(1,412)	(858)	(1,200)	(729)
Interest Rate Swap	34,000	3 month LIBOR	3.118%	April 2018-July 2022	(1,485)	(902)	(1,222)	(743)
Interest Rate Swap	34,000	3 month LIBOR	3.158%	July 2018- Oct. 2022	(1,452)	(882)	(1,198)	(728)
	$200,000				$(7,222)	$(4,388)	$(6,732)	$(4,091)

(1)	No cash will be exchanged prior to the beginning of the term.

Pinnacle Financial has interest rate swap agreements designated as cash flow hedges intended to protect against the variability of cash flows on selected LIBOR-based loans. The swaps hedge the interest rate risk, wherein Pinnacle Financial receives a fixed rate of interest from a counterparty and pays a variable rate, based on one month LIBOR. The swaps were entered into with a counterparty that met Pinnacle Financial's credit standards and the agreements contain collateral provisions protecting the at-risk party. The following outlines the interest rate swap agreements in place at June 30, 2017 and December 31, 2016 (in thousands):

					June 30, 2017		December 31, 2016
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income
Interest Rate Swap (1)	$27,500	2.090%	1 month LIBOR	July 2014 - July 2021	$—	$—	$395	$240
Interest Rate Swap (1)	25,000	2.270%	1 month LIBOR	July 2014 - July 2022	—	—	610	371
Interest Rate Swap (1)	27,500	2.420%	1 month LIBOR	July 2014 - July 2023	—	—	874	531
Interest Rate Swap (1)	30,000	2.500%	1 month LIBOR	July 2014 - July 2024	—	—	900	547
Interest Rate Swap (1)	15,000	1.470%	1 month LIBOR	Aug. 2015-Aug. 2020	—	—	(75)	(46)
	$125,000				$—	$—	$2,704	$1,643

(1)
Each of these swaps were terminated via cash settlement in the second quarter of 2017. As a result of terminating these contracts in the second quarter of 2017, Pinnacle Financial began recognizing a gain of $3.1 million over the original terms of these agreements.

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

Valuation Hierarchy

FASB ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

☐	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

☐	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Other investments – Included in other assets are other investments recorded at fair value primarily in certain nonpublic private equity funds. The valuation of nonpublic private equity investments requires management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy as these funds are not widely traded and the underlying investments of such funds are often privately-held and/or start-up companies for which market values are not readily available.

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

The following tables present financial instruments measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands:

June 30, 2017	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$251	$—	$251	$—
U.S. government agency securities	61,900	—	61,900	—
Mortgage-backed securities	1,539,050	—	1,539,050	—
State and municipal securities	533,602	—	533,602	—
Agency-backed securities	190,220	—	190,220	—
Corporate notes and other	102,011	24,705	77,306	—
Total investment securities available-for-sale	$2,427,034	$24,705	$2,402,329	$—
Other investments	27,850	—	—	27,850
Other assets	12,601	—	12,601	—
Total assets at fair value	$2,467,485	$24,705	$2,414,930	$27,850

Other liabilities	$16,190	$—	$16,190	$—
Total liabilities at fair value	$16,190	$—	$16,190	$—

December 31, 2016	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$250	$—	$250	$—
U.S. government agency securities	21,769	—	21,769	—
Mortgage-backed securities	976,626	—	976,626	—
State and municipal securities	212,720	—	212,720	—
Agency-backed securities	78,580	—	78,580	—
Corporate notes and other	8,601	—	8,601	—
Total investment securities available-for-sale	1,298,546	—	1,298,546	—
Other investments	10,478	—	—	10,478
Other assets	13,340	—	13,340	—
Total assets at fair value	$1,322,364	$—	$1,311,886	$10,478

Other liabilities	$15,758	$—	$15,758	$—
Total liabilities at fair value	$15,758	$—	$15,758	$—

The following table presents assets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

June 30, 2017	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the year-to-date period then ended
Other real estate owned	$24,806	$—	$—	$24,806	$(66)
Nonaccrual loans, net (1)	38,811	—	—	38,811	(3,410)
Total	$63,617	$—	$—	$63,617	$(3,476)

December 31, 2016
Other real estate owned	$6,090	$—	$—	$6,090	$(135)
Nonaccrual loans, net (1)	26,506	—	—	26,506	(7,173)
Total	$32,596	$—	$—	$32,596	$(7,308)

(1) Amount is net of valuation allowance of $1.4 million and $1.1 million at June 30, 2017 and December 31, 2016, respectively, as required by ASC 310-10, "Receivables."

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three and six months ended June 30, 2017, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2017 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the For the three months ended June 30,				For the six months ended June 30,
	2017		2016		2017		2016
	Other assets	Other liabilities	Other assets	Other liabilities	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, beginning of period	$10,492	$—	$10,128	$—	$10,478	$—	$9,764	$—
Total realized gains included in income	240	—	159	—	437	—	336	—
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—	—	—	—	—
Acquired	17,062	—	—	—	17,062	—	—	—
Purchases	649	—	246	—	769	—	571	—
Issuances	—	—	—	—	—	—	—	—
Settlements	(593)	—	(152)	—	(896)	—	(290)	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value, end of period	$27,850	—	10,381	$—	$27,850	$—	$10,381	$—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$240	$—	$159	$—	$437	$—	$336	$—

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2017 and December 31, 2016. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) advances, subordinated debt and other borrowings - The fair value of demand deposits, savings deposits and securities sold under agreements to repurchase are derived from a selection of market transactions reflecting our peer group. The carrying value of floating rate advances from the FHLB, floating rate subordinated debt and other borrowings, and floating rate loans approximate their fair values due to having no stated maturity. Fair values for certificates of deposit, fixed rate advances from the FHLB and fixed rate subordinated debt are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities. For fixed rate subordinated debt, the maturity is assumed to be as of the earliest date that the indebtedness will be repriced.

Off-balance sheet instruments - The fair values of Pinnacle Financial's off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to Pinnacle Financial until such commitments are funded.

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at June 30, 2017 and December 31, 2016.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

(in thousands) June 30, 2017	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$21,163	$21,322	$—	$21,322	$—
Loans, net	14,696,820	14,429,187	—	—	14,429,187
Mortgage loans held-for-sale	90,275	90,534	—	90,534	—
Loans held-for-sale	11,368	11,546	—	11,546	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	15,962,483	15,483,609	—	—	15,483,609
Federal Home Loan Bank advances	725,230	725,312	—	—	725,312
Subordinated debt and other borrowings	465,419	445,683	—	—	445,683

Off-balance sheet instruments:
Commitments to extend credit (2)	5,021,242	2,290	—	—	2,290
Standby letters of credit (3)	135,819	774	—	—	774

December 31, 2016	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$25,251	$25,233	$—	$25,233	$—
Loans, net	8,390,944	8,178,982	—	—	8,178,982
Mortgage loans held for sale	70,298	70,480	—	70,480	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	8,845,014	8,579,664	—	—	8,579,664
Federal Home Loan Bank advances	406,304	406,491	—	—	406,491
Subordinated debt and other borrowings	350,768	328,049	—	—	328,049

Off-balance sheet instruments:
Commitments to extend credit (2)	3,374,269	383	—	—	383
Standby letters of credit (3)	131,418	740	—	—	740

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at June 30, 2017 and December 31, 2016, Pinnacle Financial included in other liabilities $2.3 million and $383,000, respectively, representing the inherent risks associated with these off-balance sheet commitments.

(3)
At June 30, 2017 and December 31, 2016, the fair value of Pinnacle Financial's standby letters of credit was $774,000 and $740,000, respectively. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 11. Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years. During the six months ended June 30, 2017, Pinnacle Bank paid $15.7 million in dividends to Pinnacle Financial. Since the first quarter of 2016, Pinnacle Financial has paid a quarterly common stock dividend of $0.14 per share. The amount and timing of all future dividend payments by Pinnacle Financial, if any, is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including then applicable regulatory capital requirements, as they become known to Pinnacle Financial.

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

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for Pinnacle Financial on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The Basel III rules, also establish a capital conservation buffer of 2.5% (to be phased in over three years) above the regulatory minimum risk-based capital ratios. The capital conservation buffer was phased in beginning in January 2016 at 0.625% and is scheduled to increase each year by a like percentage until fully implemented in January 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes, as of June 30, 2017, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2017
Total capital to risk weighted assets:
Pinnacle Financial	$2,180,808	12.6%	$1,382,821	8.0%	NA	NA
Pinnacle Bank	$2,081,349	12.1%	$1,378,433	8.0%	$1,723,041	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$1,645,173	9.5%	$1,037,116	6.0%	NA	NA
Pinnacle Bank	$1,888,732	11.0%	$1,033,825	6.0%	$1,378,433	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$1,645,051	9.5%	$777,837	4.5%	NA	NA
Pinnacle Bank	$1,888,610	11.0%	$775,368	4.5%	$1,119,977	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$1,645,173	14.5%	$454,114	4.0%	NA	NA
Pinnacle Bank	$1,888,732	16.7%	$453,095	4.0%	$566,368	5.0%
(*) Average assets for the above calculations were based on the most recent quarter.

Note 12.  Subordinated Debt and Other borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities. Additionally, Pinnacle Financial has entered into certain other subordinated debt agreements and a revolving credit facility as outlined below and fully described in its Annual Report on Form 10-K (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at June 30, 2017	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	3.95%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	2.70%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	2.95%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	4.10%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	4.41%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	4.01%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	3.56%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	3.00%	30-day LIBOR + 1.70%
Valley Financial Trust I	August 5, 2005	September 30, 2035	4,124	4.25%	30-day LIBOR + 3.10%
Valley Financial Trust II	June 6, 2003	June 26, 2033	7,217	2.62%	30-day LIBOR + 1.49%
Valley Financial Trust III	September 26, 2005	December 15, 2035	5,155	2.90%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	December 15, 2006	January 30, 2037	10,310	2.80%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed (2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (3)
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed
BNC Subordinated Notes	October 15, 2013	October 15, 2023	10,560	6.04%	30-day LIBOR + 5.00% (4)

Other Borrowings
Revolving credit facility (5)	March 29, 2016	March 27, 2018	—	—

Debt issuance costs and fair value adjustments			(8,136)
Total subordinated debt and other borrowings			$465,419
______________________
(1) Migrates to three month LIBOR + 3.128% beginning July 30, 2020 through the end of the term.
(2) Migrates to three month LIBOR + 4.95% beginning January 1, 2020 through the end of the term.
(3) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(4) Coupon structure includes a floor of 5.5% and a cap of 9.5%
(5) Borrowing capacity on the revolving credit facility is $75.0 million. At June 30, 2017, there was no outstanding balance under this facility.

Included in the table above, Pinnacle Financial assumed BNC's obligations under its outstanding $60.0 million principal amount of subordinated notes issued in September 2014 that mature in October 2024. These notes bear interest at a rate of 5.5% per annum until September 30, 2019 and may not be repaid prior to that date. Beginning on October 1, 2019, if not redeemed on that date, these notes will bear interest at a floating rate equal to the three-month LIBOR determined on the determination date of the applicable interest period plus 359 basis points. Pinnacle Financial also assumed BNC's obligations under its outstanding subordinated notes with a principal balance of $10.6 million as of December 31, 2016. These notes bear interest at a variable rate of 30-day LIBOR plus 5.00% per annum, with a floor of 5.50% and a cap of 9.50%, and have a maturity date of October 15, 2023. The interest rate for these subordinated notes was 5.61% at December 31, 2016. The $50.5 million in aggregate principal amount of subordinated debentures issued by trust affiliates of BNC in connection with the issuance of trust preferred securities was also assumed in connection with Pinnacle Financial's merger with BNC.

Upon consummation of the merger with BNC, Pinnacle Financial's total assets were in excess of $15.0 billion, as a result of a merger which caused the subordinated debentures Pinnacle Financial and BNC have issued in connection with prior trust preferred securities offerings to cease to qualify as Tier 1 capital under applicable banking regulations. Though these securities no longer qualify as Tier 1 capital from and after the closing of the merger, Pinnacle Financial believes these subordinated debentures continue to qualify as Tier 2 capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at June 30, 2017 and December 31, 2016 and our results of operations for the three and six months ended June 30, 2017 and 2016.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

Our diluted net income per common share for the three and six months ended June 30, 2017 was $0.80 and $1.62 compared to $0.73 and $1.42 for the same periods in 2016. At June 30, 2017, loans had increased to $14.76 billion, as compared to $8.45 billion at December 31, 2016, and total deposits increased to $15.76 billion at June 30, 2017 from $8.76 billion at December 31, 2016. The comparability of our financial condition and performance has been impacted by the July 1, 2016 acquisition of Avenue Financial Holdings, Inc. (Avenue) and the June 16, 2017 acquisition of BNC Bancorp (BNC).

Acquisitions. We acquired a 30% membership interest in Bankers Healthcare Group, LLC (BHG) on February 1, 2015 for $75.0 million in cash and acquired an additional 19% membership interest in BHG on March 1, 2016 for $74.1 million in cash and 860,470 shares of Pinnacle Financial common stock, with a fair value of $39.9 million on the date of the acquisition. We acquired CapitalMark Bank and Trust (CapitalMark) on July 31, 2015 and Magna Bank (Magna) on September 1, 2015.

We acquired Avenue and its bank subsidiary Avenue Bank on July 1, 2016. At the acquisition date, Avenue had net assets valued at $81.7 million, including loans of $952.5 million and deposits valued at $966.7 million. The Avenue acquisition further expanded our franchise into our Tennessee market. We acquired BNC on June 16, 2017. At acquisition date, BNC's net assets were preliminarily fair valued at $609.1 million, including loans valued at $5.61 billion and deposits valued at $6.21 billion. This acquisition expanded our footprint into the Carolinas and Virginia.

Our merger with BNC was consummated on June 16, 2017. Each holder of BNC common stock (including restricted shares) received 0.5235 shares of Pinnacle Financial's common stock for each share of BNC common stock held by each shareholder on the closing date. We issued 27,687,100 shares of common stock and paid cash consideration of approximately $129,000, related to fractional shares, to the BNC shareholders. We also assumed 136,890 shares of unvested restricted stock that will continue to vest over their original contractual terms. The fair value of these awards was $9.2 million, with $5.4 million attributable to precombination services provided by the recipients prior to the merger, that accordingly was included as merger consideration. We believe our results of operations for the three and six months ended June 30, 2017 were positively impacted by the results of our BNC franchise subsequent to the closing of the merger.

Results of Operations.  Our net interest income increased to $106.6 million and $195.4 million for the three and six months ended June 30, 2017, respectively, compared to $75.0 million and $148.9 million for the same periods in the prior year, representing increases of $31.6 million and $46.4 million, respectively. The net interest margin (the ratio of net interest income to average earning assets) for the three and six months ended June 30, 2017 was 3.68% and 3.64%, respectively, compared to 3.72% and 3.75%, respectively, for the same periods in 2016.

Our provision for loan losses was $6.8 million and $10.5 million, respectively, for the three and six months ended June 30, 2017 compared to $5.3 million and $9.2 million for the same periods in 2016. Net charge-offs were $3.2 million and $7.5 million, respectively, for the three and six months ended June 30, 2017, compared to $6.1 million and $13.2 million, respectively, for the same periods in 2016. Provision expense for both periods was negatively impacted by charge-offs realized in our consumer portfolio, primarily related to non-prime automobile loans.
Our allowance for loan losses as a percentage of total loans decreased from 0.70% at December 31, 2016 to 0.42% at June 30, 2017. The decrease in the allowance as a percentage of loans is attributable to the acquired BNC loan portfolio being accounted for at its fair value as of the merger date. For the BNC loan portfolio, a preliminary fair value discount of $175.5 million was determined as of the acquisition date. At June 30, 2017, the remaining fair value discount for all acquired portfolios (inclusive of BNC) was $197.1 million. The overall methodology used to estimate the allowance for loan losses is consistent with the quarter ended December 31, 2016. For purchased loans (including those acquired in connection with our mergers), the allowance for loan losses subsequent to the acquisition date is consistent with that utilized for legacy Pinnacle Financial loans. Our accounting policy is to compare the computed allowance for loan losses on purchased loans to the remaining fair value adjustment at the individual loan level. If the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a provision for loan losses.

Additional provisioning for purchased portfolios results from credit deterioration on the individual loan or from increased borrowings on loans and lines that existed as of the acquisition date.

Noninterest income increased by $2.3 million and $6.9 million, respectively, during the three and six months ended June 30, 2017, compared to the same periods in 2016. Income from equity method investment was $8.8 million and $16.6 million, respectively, for the three and six months ended June 30, 2017 compared to $9.6 million and $14.8 million for the same periods in the prior year. The six months ended June 30, 2017, included six months of earnings from BHG at a 49% ownership level compared to two months of earnings from BHG at a 30% ownership level and four months of earnings at the 49% ownership level for the six months ended June 30, 2016. Gains on mortgage loans sold increased $446,000 and $1.0 million over the three and six month periods in the prior year due to continued strength in the local housing economy and continued favorable refinancing market conditions. The additional growth within noninterest income was attributable to increased interchange revenues as well as increased production in our fee-based products such as investments, insurance and trust.
Noninterest expense increased by $15.9 million and $23.9 million during the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, and reflects the impact of our July 1, 2016 acquisition of Avenue and June 16, 2017 acquisition of BNC, resulting in increased salaries and employment benefits, intangible amortization and merger-related charges. Our associate base has expanded from 1,061.0 full-time equivalent associates at June 30, 2016 to 2,222.5 full-time equivalent associates at June 30, 2017, due to both opportunistic hires and our acquisition of Avenue and BNC. At June 30, 2017, approximately 1,000 full-time equivalent associates were deployed in the former BNC footprint.
During the three and six months ended June 30, 2017, Pinnacle Financial recorded income tax expense of $20.0 million and $33.8 million, respectively, compared to $15.8 million and $29.6 million for the three and six months ended June 30, 2016.  Pinnacle Financial's effective tax rate for the three and six months ended June 30, 2017 was 31.7% and 29.0%, respectively, compared to 33.9% and 33.5%, respectively, for the three and six months ended June 30, 2016. Pinnacle Financial's effective tax rate differs from the combined federal and state income tax statutory rate primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with bank-owned life insurance and tax savings from our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense and certain merger-related expenses. We also recorded tax benefits associated with our equity-based compensation program pursuant to the adoption of ASU 2016-09 for the three and six months ended June 30, 2017, resulting in the recognition of $789,000 and $4.6 million, respectively, of tax benefits. Prior to the adoption of ASU 2016-09, these tax benefits were recorded in the statement of stockholders' equity directly to additional paid-in-capital.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 50.7% and 51.3% for the three and six months ended June 30, 2017, compared to 51.9% and 53.0% for the same periods in 2016. Net income for the three and six months ended June 30, 2017 was $43.1 million and $82.7 million, respectively, compared to $30.8 million and $58.8 million for the same periods in 2016.
Financial Condition.  Reflecting a combination of organic growth and our acquisition of BNC, net loans increased $6.31 billion, or 75.2%, during the six months ended June 30, 2017, when compared to December 31, 2016. Similarly, total deposits were $15.76 billion at June 30, 2017, compared to $8.76 billion at December 31, 2016, an increase of $7.00 billion. At June 30, 2017, our capital ratios, including our bank's capital ratios, exceeded those levels necessary to be considered well-capitalized under applicable regulatory guidelines. See Note 11 in the Consolidated Financial Statements.
From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At June 30, 2017, we had approximately $39.2 million of cash at the holding company substantially all of which could be used to support our bank. We have established a line of credit with another bank that can be utilized to provide up to $75 million of additional capital support to Pinnacle Bank, if needed.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations
The following is a summary of our results of operations (dollars in thousands, except per share data):

	Three months ended June 30,		2017 - 2016 Percent	Six months ended June 30,		2017 - 2016 Percent
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Interest income	$123,743	$83,762	47.7%	$225,886	$164,736	37.1%
Interest expense	17,116	8,718	96.3%	30,492	15,790	93.1%
Net interest income	106,627	75,044	42.1%	195,394	148,946	31.2%
Provision for loan losses	6,812	5,280	29.0%	10,463	9,174	14.1%
Net interest income after provision for loan losses	99,815	69,764	43.1%	184,931	139,772	32.3%
Noninterest income	35,057	32,713	7.2%	65,438	58,569	11.7%
Noninterest expense	71,798	55,931	28.4%	133,851	109,994	21.7%
Net income before income taxes	63,074	46,546	35.5%	116,518	88,347	31.9%
Income tax expense	19,988	15,759	26.8%	33,779	29,594	14.1%
Net income	$43,086	$30,787	39.9%	$82,739	$58,753	40.8%

Basic net income per common share	$0.81	$0.75	8.0%	$1.64	$1.44	13.9%

Diluted net income per common share	$0.80	$0.73	9.6%	$1.62	$1.42	14.1%

Net Interest Income.   Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $106.6 million and $195.4 million, respectively, for the three and six months ended June 30, 2017, an increase of $31.6 million and $46.4 million from the levels recorded in the same periods of 2016. We were able to increase net interest income during the three and six months ended June 30, 2017 compared to the same periods in 2016 due primarily to our focus on growing our loan portfolio both organically and by acquisition. Average loans for the three and six months ended June 30, 2017 were 40.3% and 33.8% greater than average balances for the same periods in 2016.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$9,817,139	$112,320	4.66%	$6,997,592	$77,043	4.53%
Securities:
Taxable	1,487,806	8,265	2.23%	880,976	4,572	2.09%
Tax-exempt (2)	310,528	2,236	3.87%	183,084	1,443	4.25%
Federal funds sold and other	269,645	922	1.37%	301,005	704	0.94%
Total interest-earning assets	11,885,118	$123,743	4.21%	8,362,657	$83,762	4.06%
Nonearning assets
Intangible assets	784,603			440,504
Other nonearning assets	665,638			502,780
Total assets	$13,335,359			$9,305,941

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$2,035,607	$2,527	0.50%	$1,352,898	$904	0.27%
Savings and money market	4,470,577	5,997	0.54%	3,085,734	3,019	0.39%
Time	1,141,584	2,470	0.87%	651,194	1,151	0.71%
Total interest-bearing deposits	7,647,768	10,994	0.58%	5,089,826	5,074	0.40%
Securities sold under agreements to repurchase	99,763	78	0.32%	65,121	40	0.24%
Federal Home Loan Bank advances	399,083	1,485	1.49%	653,750	1,256	0.77%
Subordinated debt and other borrowings	375,249	4,559	4.87%	225,240	2,348	4.19%
Total interest-bearing liabilities	8,521,863	17,116	0.81%	6,033,937	8,718	0.58%
Noninterest-bearing deposits	2,746,499	—	—	2,003,523	—	—
Total deposits and interest-bearing liabilities	11,268,362	$17,116	0.61%	8,037,460	$8,718	0.44%
Other liabilities	9,492			20,719
Stockholders' equity	2,057,505			1,247,762
Total liabilities and shareholders' equity	$13,335,359			$9,305,941
Net interest income		$106,627			$75,044
Net interest spread (3)			3.40%			3.48%
Net interest margin (4)			3.68%			3.72%

(1)  Average balances of nonaccrual loans are included in the above amounts.
(2) Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)  Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended June 30, 2017 would have been 3.60% compared to a net interest spread of 3.62% for the three months ended June 30, 2016.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$9,191,181	$205,538	4.58%	$6,869,823	$151,447	4.51%
Securities:
Taxable	1,346,093	14,698	2.20%	845,945	9,039	2.15%
Tax-exempt (2)	274,519	3,913	3.85%	182,923	2,937	4.33%
Federal funds sold and other	266,533	1,737	1.31%	291,782	1,313	0.91%
Total interest-earning assets	11,078,326	$225,886	4.14%	8,190,473	$164,736	4.08%
Nonearning assets
Intangible assets	676,015			440,485
Other nonearning assets	629,450			447,996
Total assets	$12,383,791			$9,078,954

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$1,977,291	$4,406	0.45%	$1,378,931	$1,835	0.27%
Savings and money market	4,187,024	10,450	0.50%	3,041,660	5,972	0.39%
Time	994,583	4,257	0.86%	662,788	2,182	0.66%
Total interest-bearing deposits	7,158,898	19,113	0.54%	5,083,379	9,989	0.40%
Securities sold under agreements to repurchase	89,777	128	0.29%	67,125	88	0.26%
Federal Home Loan Bank advances	306,531	2,389	1.57%	518,440	1,792	0.70%
Subordinated debt and other borrowings	371,222	8,862	4.81%	193,904	3,921	4.07%
Total interest-bearing liabilities	7,926,428	30,492	0.78%	5,862,848	15,790	0.54%
Noninterest-bearing deposits	2,591,548	—	—	1,981,803	—	—
Total deposits and interest-bearing liabilities	10,517,976	$30,492	0.58%	7,844,651	$15,790	0.40%
Other liabilities	7,419			16,346
Stockholders' equity	1,858,396			1,217,957
Total liabilities and shareholders' equity	$12,383,791			$9,078,954
Net interest income		$195,394			$148,946
Net interest spread (3)			3.37%			3.53%
Net interest margin (4)			3.64%			3.75%

(1)  Average balances of nonaccrual loans are included in the above amounts.
(2) Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)  Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the six months ended June 30, 2017 would have been 3.56% compared to a net interest spread of 3.67% for the six months ended June 30, 2016.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three and six months ended June 30, 2017, our net interest margin was 3.68% and 3.64%, respectively, compared to 3.72% and 3.75% for the three and six months ended June 30, 2016, respectively.

Although our net interest margin was impacted by earning asset yields, our total funding cost increased by a larger amount. The expansion of our earning asset yields was driven in part by the impact of recent Federal funds rate increases, which positively impacted our floating and variable rate loan and investment portfolios. With our acquisition of BNC, our interest earning assets and liabilities increased significantly as well as the associated interest income and expense amounts, and with the application of fair value accounting to BNC's accounts, we anticipate our net interest margin will likely increase over the next several quarters. However, we may also elect to increase our level of on-balance sheet liquidity, which could negatively impact our net interest margin but potentially increase net interest income.

We continue to believe our net interest income should increase throughout the remainder of 2017 compared to 2016 due to an increase in average earning asset volumes, including the earning assets we acquired in connection with the BNC transaction. We anticipate funding these increased earning assets by growing our core deposits, and utilizing limited wholesale funding to fund any shortfall, if any, resulting from loan growth outpacing deposit growth.

Provision for Loan Losses.   The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio. Our allowance for loan losses as a percentage of total loans decreased from 0.70% at December 31, 2016 to 0.42% at June 30, 2017, largely driven by the acquired BNC loan portfolio which was recorded at fair value at the acquisition date.

The provision for loan losses amounted to $6.8 million and $10.5 million, respectively, for the three and six months ended June 30, 2017 compared to $5.3 million and $9.2 million, respectively, for the three and six months ended June 30, 2016. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs. Provision expense in the most recent period was negatively impacted by charge-offs realized in our consumer portfolio, primarily related to non-prime automobile loans.

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

The following is a summary of our noninterest income for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three months ended June 30,		2017 - 2016 Percent	Six months ended June 30,		2017 - 2016 Percent
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$4,179	$3,430	21.8%	$8,034	$6,873	16.9%
Investment services	3,110	2,500	24.4%	5,932	4,845	22.4%
Insurance sales commissions	1,461	1,193	22.5%	3,320	2,899	14.5%
Gains on mortgage loans sold, net	4,668	4,221	10.6%	8,822	7,789	13.3%
Gain on sale of investment securities, net	—	—	NA	—	—	NA
Income from equity method investment	8,755	9,644	(9.2)%	16,578	14,792	12.1%
Trust fees	1,677	1,492	12.4%	3,382	3,073	10.1%
Other noninterest income:
Interchange and other consumer fees	7,558	5,768	31.0%	13,709	11,587	18.3%
Bank-owned life insurance	1,395	878	58.9%	2,494	1,641	52.0%
Loan swap fees	336	1,780	(81.1)%	597	2,511	(76.2)%
Other noninterest income	1,918	1,807	6.1%	2,570	2,559	0.4%
Total other noninterest income	11,207	10,233	9.5%	19,370	18,298	5.9%
Total noninterest income	$35,057	$32,713	7.2%	$65,438	$58,569	11.7%

The increase in service charges on deposit accounts in the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three and six months ended June 30, 2017, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, increased by $610,000 and $1.1 million as compared to the three and six months ended

June 30, 2016. At June 30, 2017 and 2016, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $2.8 billion and $2.0 billion, respectively, in brokerage assets. Revenues from the sale of insurance products by our insurance subsidiaries for the three and six months ended June 30, 2017 were up approximately $268,000 and $421,000 when compared to the three and six months ended June 30, 2016. Included in insurance revenues for the three and six months ended June 30, 2017 was $613,000 of contingent income received based on 2016 sales production and improved claims experience compared to $474,000 recorded in the same period in the prior year. Additionally, at June 30, 2017, our trust department was receiving fees on approximately $1.8 billion of managed assets compared to $1.0 billion at June 30, 2016, reflecting, among other things the $488.2 million in assets we added with the BNC merger. The growth in our wealth management businesses is attributable to our expanded associate base and distribution platform in our new markets.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $4.7 million and $8.8 million for the three and six months ended June 30, 2017 as compared to $4.2 million and $7.8 million for the same periods in the prior year.

Income from equity-method investment is comprised of income from our 49% equity-method investment in BHG.  We acquired a 30% investment during the first quarter of 2015 and subsequently increased our investment to 49% in the first quarter of 2016. Income from this equity-method investment was $8.8 million and $16.6 million, respectively, for the three and six months ended June 30, 2017 compared to $9.6 million and $14.8 million for the same periods last year. Income from equity-method investment is recorded net of associated expenses, including amortization expense associated with customer lists and other intangible assets of $832,000 and $1.7 million, respectively, for the three and six months ended June 30, 2017 compared to $575,000 and $953,000, respectively, for the three and six months ended June 30, 2016. At June 30, 2017, there were $15.1 million of these intangible assets which will be amortized in lesser amounts over the next 18 years.  Also included in income from equity-method investment, is accretion income associated with the fair valuation of certain of BHG's liabilities of $767,000 and $1.6 million, respectively, for the three and six months ended June 30, 2017, compared to $303,000 and $1.2 million, respectively, for the three and six months ended June 30, 2016. At June 30, 2017, there were $11.8 million of these liabilities which will be accreted in lesser amounts over the next 9 years.

As our ownership interest in BHG is 49%, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity method investment in noninterest income.  For the three and six months ended June 30, 2017, BHG reported $37.0 million and $71.2 million, respectively, in revenues, net of substitution losses of $11.6 million and $22.8 million, respectively, compared to revenues of $39.3 million and $70.6 million, respectively, for the three and six months ended June 30, 2016, net of substitution losses of $3.6 million and $10.0 million, respectively.

•
Approximately $29.3 million and $56.6 million, respectively, of BHG's revenues for the three and six months ended June 30, 2017 related to gains on the sale of commercial loans BHG had previously issued to doctor, dentist and other medical practices compared to $25.4 million and $49.7 million, respectively, for the three and six months ended June 30, 2016. BHG refers to this activity as its core product. BHG typically funds these loans from cash reserves on its balance sheet. Subsequent to origination, these core product loans are sold by BHG with limited or no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan. The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments.  BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. At June 30, 2017, there were $1.4 billion in core product loans previously sold by BHG that were being actively serviced by BHG's bank network of purchasers.

Traditionally, BHG, at its sole option, may also provide purchasers of these core product loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. This substitution is subject to the purchaser having adhered to the standards of its purchase agreement with BHG. Additionally, all substitutions are subject to the approval by BHG's board of managers. As a result, the reacquired loans are deemed purchase credit impaired and recorded on BHG's balance sheet at the net present value of the loan's anticipated cash flows.  BHG will then initiate collection efforts and attempt to restore the reacquired loan to performing status. Substitution losses are recorded as a contra revenue account and reduce total revenues discussed above. BHG maintained a liability as of June 30, 2017 and 2016 of $59.7 million and $37.4 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution.

•
BHG will maintain loans on its balance sheet for a period of time prior to sale or transfer to a purchaser. BHG also has an investment portfolio on which it earns interest and dividend income. Net interest income and fees associated with this activity amounted to $4.8 million and $9.0 million, respectively, for the three and six months ended June 30, 2017, as compared to $4.0 million and $7.0 million, respectively, for same periods in the prior year.

•
Additionally, BHG will also refer loans to other financial institutions and, based on an agreement with the institution, earn a fee for doing so. Typically, these are loans that BHG believes would either be classified as consumer-type loans rather than commercial loans, the loans fail to meet the credit underwriting standards of BHG but another institution will accept the loans or these are loans to borrowers in certain geographic locations where BHG has elected not to do business.  For the three and six months ended June 30, 2017, BHG recognized fee income of $1.8 million and $3.8 million, respectively, as compared to $3.7 million and $5.0 million, respectively, for the same periods in the prior year related to these activities.

During the three and six months ended June 30, 2017 Pinnacle Financial and Pinnacle Bank received $12.5 million and $14.9 million, respectively, in dividends in the aggregate from BHG compared to $16.5 million and $21.8 million, respectively for the three and six months ended June 30, 2016. These dividends reduced the carrying amount of our investment in BHG while earnings from BHG increased the carrying amount of our investment in BHG. Our proportionate share of earnings from BHG are included in our consolidated tax return. Profits from intercompany transactions are eliminated. Earnings from BHG will fluctuate from period-to-period.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, and other noninterest income items. Interchange revenues increased in the three and six months ended June 30, 2017 as a result of an increase in the number of cards being used as compared to the comparable periods in 2016. Interchange revenues increased year-over-year, but will be negatively impacted by the Durbin amendment which was applicable to us on July 1, 2017. Our current estimates were that the Durbin amendment would have negatively impacted our noninterest income by approximately $2.0 million had the Durbin amendment been applicable to us in the second quarter of 2017. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $1.4 million and $2.5 million, respectively, for the three and six months ended June 30, 2017 compared to $878,000 and $1.6 million, respectively, for the three and six months ended June 30, 2016. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. Loan swap fees are also included in other noninterest income and decreased by $1.4 million and $1.9 million, respectively, when compared to the three and six months ended June 30, 2016, as a result of many of our clients opting for current lower-coupon variable rate structures.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses. The following is a summary of our noninterest expense for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,		2017 - 2016 Percent	Six months ended June 30,		2017 - 2016 Percent
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$26,312	$19,393	35.7%	$49,727	$38,598	28.8%
Commissions	1,838	1,487	23.6%	3,470	2,919	18.9%
Cash and equity incentives	9,064	7,916	14.5%	14,986	13,764	8.9%
Employee benefits and other	6,460	5,458	18.4%	13,845	11,490	20.5%
Total salaries and employee benefits	43,674	34,254	27.5%	82,028	66,771	22.8%
Equipment and occupancy	10,713	8,312	28.9%	20,387	16,442	24.0%
Other real estate expense	63	222	(71.6%)	315	335	(6.0%)
Marketing and business development	2,127	1,538	38.3%	4,006	2,801	43.0%
Postage and supplies	1,122	1,050	6.9%	2,319	2,007	15.5%
Amortization of intangibles	1,472	847	73.8%	2,668	1,720	55.1%
Merger related expense	3,221	980	228.7%	3,893	2,810	38.5%
Other noninterest expense	9,406	8,728	7.8%	18,235	17,108	6.6%
Total noninterest expense	$71,798	$55,931	28.4%	$133,851	$109,994	21.7%

Total salaries and employee benefits expenses increased approximately $9.4 million and $15.3 million, respectively, for the three and six months ended June 30, 2017 compared to the same periods in 2016. The increase in salaries is the result of our annual merit increases that are effective on January 1 of each year, as well as, the overall increase in our associate base. At June 30, 2017, our associate base had expanded to 2,222.5 full-time equivalent associates as compared to 1,061.0 at June 30, 2016. At June 30, 2017, the BNC footprint represented approximately 1,000 full-time equivalent associates. We expect salary and benefit expenses will continue to rise as we hire more experienced bankers throughout our expanded franchise or new markets in which we might expand and add associates in connection with acquisitions as we did with BNC. Moreover, as our total assets now exceed $20 billion, we also expect our compliance costs and FDIC insurance assessment expense will continue to increase.

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

Under our equity incentive plans, we provide a broad-based equity incentive program for all associates including both restricted share awards and performance unit awards. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. We expect that compensation expense associated with equity awards for the remainder of 2017 will continue to increase when compared to comparable periods in 2016 as a result of the additional associates we have hired in 2017 and our intention to hire additional experienced financial advisors throughout the remainder of 2017, as well as those additional associates obtained with the acquisition of BNC.

Equipment and occupancy expenses for the three and six months ended June 30, 2017, increased $2.4 million and $3.9 million, respectively, as compared to the same periods in the prior year due to our acquisition of BNC and two new locations were opened in our Tennessee markets in 2017. In future periods, any new facilities, either branches or operational offices will lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense.

Marketing and business development expense for the three and six months ended June 30, 2017 was $2.1 million and $4.0 million, respectively, compared to $1.5 million and $2.8 million for the three and six months ended June 30, 2016. The primary source of the increase is related to our advertising and banking sponsorships with a professional sports franchise in Memphis, which was entered into during the third quarter of 2016.

Intangible amortization expense was $1.5 million and $2.7 million, respectively, for the three and six months ended June 30, 2017 compared to $847,000 and $1.7 million, respectively, for the same periods in 2016.  The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives:

	Year Acquired	Initial Valuation (in millions)	Amortizable Life (in years)
Core Deposit Intangible:
Mid- America	2007	$9.5	10
CapitalMark	2015	6.2	7
Magna	2015	3.2	6
Avenue	2016	8.8	9
BNC	2017	48.1	11
Book of Business Intangibles:
Miller Loughry Beach	2008	1.3	20
CapitalMark	2015	0.3	16
BNC	2017	0.4	20

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense is estimated to decrease from $11.3 million to $5.4 million per year over the next five years with lesser amounts for the remaining amortization period.

During the three and six months ended June 30, 2017, merger related charges of $3.2 million and $3.9 million, respectively, were incurred primarily associated with our acquisition of BNC, and included $1.5 million of stock-based compensation expense incurred as a result of change-in-control provisions applicable to assumed equity-based awards that was recorded as merger related expense. We will continue to incur merger related charges as we complete our integration of BNC throughout the remainder of 2017 and into the first quarter of 2018. Merger-related charges will include costs associated with associate retention packages, cultural and technology integrations, including the conversion of our core processing system to BNC's system.

Total other noninterest expenses increased by $678,000 and $1.1 million, respectively, during the three and six months ended June 30, 2017 when compared to the same periods in 2016. Approximately half of these increases are attributable to increased collections expense related to our non-prime consumer automobile portfolio. The remaining increases are attributable to a variety of factors including increased directors fees, franchise tax expense, and regulatory and audit fees.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 50.7% and 51.3% for the three and six months ended June 30, 2017 compared to 51.9% and 53.0% for the three and six months ended June 30, 2016. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the quarter ended June 30, 2017, was negatively impacted by merger related expense.

Income Taxes. During the three and six months ended June 30, 2017, Pinnacle Financial recorded income tax expense of $20.0 million and $33.8 million, respectively, compared to $15.8 million and $29.6 million, respectively, for the three and six months ended June 30, 2016.  Pinnacle Financial's effective tax rate for the three and six months ended June 30, 2017 was 31.7% and 29.0%, respectively, compared to 33.9% and 33.5%, respectively, at June 30, 2016. Pinnacle Financial's effective tax rate differs from the combined federal and state income tax statutory rate primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense and certain merger-related expenses. The impact of the adoption of ASU 2016-09 was included in income tax expense for the three and six months ended June 30, 2017, resulting in the recognition of $789,000 and $4.6 million, respectively, of tax benefits which reduced income tax expense. Prior to the adoption of ASU 2016-09, these tax benefits were recorded in the statement of owner's equity directly to additional paid-in-capital.

Financial Condition

Our consolidated balance sheet at June 30, 2017 reflects an increase in total loans outstanding to $14.76 billion compared to $8.45 billion at December 31, 2016. Total deposits increased by $7.0 billion between December 31, 2016 and June 30, 2017. Total assets were $20.89 billion at June 30, 2017 compared to $11.20 billion at December 31, 2016. Loans acquired from BNC totaled $5.6 billion on June 16, 2017, while BNC contributed $6.2 billion in deposits.

Loans.  The composition of loans at June 30, 2017 and at December 31, 2016 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$6,387,372	43.3%	$3,193,496	37.8%
Consumer real estate – mortgage	2,552,927	17.3%	1,185,917	14.0%
Construction and land development	1,772,799	12.0%	912,673	10.8%
Commercial and industrial	3,688,357	25.0%	2,891,710	34.2%
Consumer and other	357,310	2.4%	266,129	3.2%
Total loans	$14,758,765	100.0%	$8,449,925	100.0%

The composition of our loan portfolio at June 30, 2017 when compared to December 31, 2016 was impacted by our acquisition of BNC, which had more of a commercial real estate focus than we did in our legacy Tennessee markets. The commercial real estate – mortgage category includes owner-occupied commercial real estate loans which is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. At June 30, 2017, approximately 37.1% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties. Growth in the construction and development loan segment reflects the development of the local economies in which we participate and is diversified between commercial, residential and land.

The following table classifies our fixed and variable rate loans at June 30, 2017 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at June 30, 2017			Percentage
	Fixed Rates	Variable Rates	Totals	At June 30, 2017
Based on contractual maturity:
Due within one year	$749,652	$1,914,293	$2,663,945	18.0%
Due in one year to five years	3,858,677	3,104,846	6,963,523	47.2%
Due after five years	2,239,047	2,892,250	5,131,297	34.8%
Totals	$6,847,376	$7,911,389	$14,758,765	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$—	$2,058,220	$2,058,220	14.0%
Due within one year	856,462	5,339,407	6,195,869	42.0%
Due in one year to five years	3,822,842	446,711	4,269,553	28.9%
Due after five years	2,168,072	67,051	2,235,123	15.1%
Totals	$6,847,376	$7,911,389	$14,758,765	100.0%

The above information does not consider the impact of scheduled principal payments.

(*) Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Included in variable rate loans are $572.0 million of loans which are currently priced at their contractual floors with a weighted average rate of 4.80%. The weighted average contractual rate on these loans is 4.39%.  As a result, interest income on these loans will not change until the contractual rate on the underlying loan exceeds the interest rate floor.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
Accruing loans past due 30 to 89 days:	2017	2016
Commercial real estate – mortgage	$5,692	$3,505
Consumer real estate – mortgage	7,689	3,838
Construction and land development	6,250	2,210
Commercial and industrial	2,880	4,475
Consumer and other	4,692	7,168
Total accruing loans past due 30 to 89 days	$27,203	$21,196

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$—	$—
Consumer real estate – mortgage	—	53
Construction and land development	—	—
Commercial and industrial	1,072	—
Consumer and other	619	1,081
Total accruing loans past due 90 days or more	$1,691	$1,134

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.19%	0.25%
Accruing loans past due 90 days or more as a percentage of total loans	0.01%	0.01%
Total accruing loans in past due status as a percentage of total loans	0.20%	0.26%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $182.5 million, or 1.2% of total loans at June 30, 2017, compared to $114.6 million, or 1.4% of total loans at December 31, 2016. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. Approximately $1.0 million of potential problem loans were past due at least 30 days but less than 90 days as of June 30, 2017.

Nonperforming Assets and Troubled Debt Restructurings.  At June 30, 2017, we had $65.4 million in nonperforming assets compared to $33.7 million at December 31, 2016. Included in nonperforming assets were $40.2 million in nonaccrual loans and $25.2 million in OREO and other nonperforming assets at June 30, 2017 and $27.6 million in nonaccrual loans and $6.1 million in OREO and other nonperforming assets at December 31, 2016.  At June 30, 2017 and December 31, 2016, there were $14.2 million and $15.0 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

Allowance for Loan Losses (allowance).  We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of June 30, 2017 and December 31, 2016, our allowance for loan losses was approximately $61.9 million and $59.0 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for loan losses is adjusted to an amount deemed appropriate to adequately cover probable losses in the loan portfolio based on our allowance for loan loss methodology.  Our allowance for loan losses as a percentage of loans decreased from 0.70% at December 31, 2016 to 0.42% at June 30, 2017, primarily attributable to the BNC portfolio being recorded at fair value upon acquisition. As a result of our acquired loan portfolios being recorded at fair value upon acquisition, no allowance for loan losses is assigned to purchased loans as of the date of acquisition. However, an allowance for loan losses is recorded for purchased loans that have experienced credit deterioration subsequent to acquisition or increases in balances outstanding. As of June 30, 2017, net loans included a remaining net fair value discount of $197.1 million. For the six months ended June 30, 2017, the net fair value discount changed as follows:

	Accretable Yield	Nonaccretable Yield	Total
December 31, 2016	$30,364	$3,633	$33,997
Acquisitions	149,220	26,253	175,473
Year-to-date settlements	(11,287)	(1,096)	(12,383)
June 30, 2017	$168,298	$28,790	$197,087

The following table sets forth, based on management's estimate, the allocation of the allowance to categories of loans as well as the unallocated portion as of June 30, 2017 and December 31, 2016 and the percentage of loans in each category to total loans (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$16,002	43.3%	$13,655	37.8%
Consumer real estate - mortgage	7,835	17.3%	6,564	14.0%
Construction and land development	5,126	12.0%	3,624	10.8%
Commercial and industrial	24,235	25.0%	24,743	34.2%
Consumer and other	7,549	2.4%	9,520	3.2%
Unallocated	1,197	NA	874	NA
Total allowance for loan losses	$61,944	100.0%	$58,980	100.0%

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2017 and for the year ended December 31, 2016 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Six months ended June 30, 2017	Year ended December 31, 2016
Balance at beginning of period	$58,980	$65,432
Provision for loan losses	10,463	18,328
Charged-off loans:
Commercial real estate – mortgage	(9)	(276)
Consumer real estate – mortgage	(268)	(788)
Construction and land development	—	(231)
Commercial and industrial	(1,653)	(5,801)
Consumer and other loans	(8,391)	(24,016)
Total charged-off loans	(10,321)	(31,112)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	15	208
Consumer real estate – mortgage	582	546
Construction and land development	129	545
Commercial and industrial	702	2,138
Consumer and other loans	1,394	2,895
Total recoveries of previously charged-off loans	2,822	6,332
Net charge-offs	(7,499)	(24,780)
Balance at end of period	$61,944	$58,980
Ratio of allowance for loan losses to total loans outstanding at end of period	0.42%	0.70%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.17%	0.33%

(1)Net charge-offs for the year-to-date period ended June 30, 2017 have been annualized.

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
Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of inherent losses existing in the loan portfolio at June 30, 2017. While our policies and procedures used to estimate the allowance for loan losses, as well as, the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $2.45 billion and $1.32 billion at June 30, 2017 and December 31, 2016, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at June 30, 2017 and December 31, 2016 follows:

	June 30, 2017	December 31, 2016
Weighted average life	5.89 years	5.26 years
Effective duration	3.34%	3.16%
Tax equivalent yield	2.51%	2.42%

Deposits and Other Borrowings.   We had approximately $15.76 billion of deposits at June 30, 2017 compared to $8.76 billion at December 31, 2016. Total deposits acquired from BNC on June 16, 2017 were $6.2 billion. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $205.0 million at June 30, 2017 and $85.7 million at December 31, 2016. Additionally, at June 30, 2017 and December 31, 2016, Pinnacle Bank had borrowed $725.2 million and $406.3 million, respectively, in advances from the Federal Home Loan Bank of Cincinnati (FHLB). At June 30, 2017, Pinnacle Bank also had approximately $3.34 billion in additional availability with the FHLB.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations greater than $250,000. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other funding and the percentage of each type to the total at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	Percent	December 31, 2016	Percent
Core funding:
Noninterest-bearing deposit accounts	$3,893,603	22.7%	$2,399,191	25.0%
Interest-bearing demand accounts	2,480,791	14.5%	1,737,996	18.1%
Savings and money market accounts	5,604,737	32.7%	3,185,186	33.2%
Time deposit accounts less than $250,000	1,263,030	7.4%	512,599	5.3%
Total core funding	13,242,161	77.2%	7,834,972	81.6%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits (1)	50,451	0.3%	30,328	0.3%
Reciprocating money market accounts (1)	767,994	4.5%	519,769	5.4%
Reciprocating time deposits	113,161	0.7%	58,838	0.6%
Other time deposits	382,698	2.2%	198,689	2.1%
Securities sold under agreements to repurchase	205,008	1.2%	85,707	0.9%
Total relationship based non-core funding	1,519,312	8.9%	893,331	9.3%
Wholesale funding:
Brokered deposits	518,579	3.0%	49,983	0.5%
Brokered time deposits	682,431	4.0%	66,727	0.7%
Federal Home Loan Bank advances	725,230	4.2%	406,304	4.2%
Pinnacle Financial line of credit	—	—%	—	—%
Subordinated debt- Pinnacle Bank	127,608	0.7%	127,486	1.3%
Subordinated debt- Pinnacle Financial	337,811	2.0%	223,282	2.3%
Total wholesale funding	2,391,659	13.9%	873,782	9.1%
Total non-core funding	3,910,971	22.8%	1,767,113	18.4%
Totals	$17,153,132	100.0%	$9,602,085	100.0%
______________________

(1)
The reciprocating categories consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies impose limits on the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our funding sources back into compliance with our core funding ratios.  At June 30, 2017 and December 31, 2016, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding decreased from 81.6% at December 31, 2016 to 77.2% at June 30, 2017, primarily as a result of our increased FHLB advances and increased levels of brokered deposits and brokered time deposits resulting from among other things, the impact of our completed acquisitions.

Growing our core deposit base particularly in our markets is a key strategic objective of our firm. We have numerous commercial and affluent consumer depositors that maintain significant balances in their transaction and money market accounts. These deposits are subject to significant fluctuations from time to time for such purposes as distributions to owners, taxes, business acquisitions, etc. As a result, our core funding ratios may also fluctuate meaningfully based on these factors.

The amount of time deposits as of June 30, 2017 amounted to $2.44 billion.  The following table shows our time deposits in denominations of $250,000 and less and in denominations greater than $250,000 by category based on time remaining until maturity and the weighted average rate for each category as of June 30, 2017 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$592,316	0.77%
Over three but less than six months	822,283	0.81%
Over six but less than twelve months	157,633	0.93%
Over twelve months	425,076	1.29%
	$1,997,308	0.91%
Denominations $250,000 and greater
Three months or less	$84,318	0.76%
Over three but less than six months	154,676	0.70%
Over six but less than twelve months	114,570	1.03%
Over twelve months	90,448	1.33%
	$444,012	0.93%
Totals	$2,441,320	0.91%

Subordinated debt and other borrowings.  We have entered into a number of statutory business trusts which were established to issue 30-year trust preferred securities and related junior subordinated debt instruments and certain other subordinated debt agreements. We also have a $75.0 million revolving credit facility, which we have not drawn upon as of June 30, 2017 and which matures on March 27, 2018. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at June 30, 2017	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	3.95%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	2.70%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	2.95%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	4.10%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	4.41%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	4.01%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	3.56%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	3.00%	30-day LIBOR + 1.70%
Valley Financial Trust I	August 5, 2005	September 30, 2035	4,124	4.25%	30-day LIBOR + 3.10%
Valley Financial Trust II	June 6, 2003	June 26, 2033	7,217	2.62%	30-day LIBOR + 1.49%
Valley Financial Trust III	September 26, 2005	December 15, 2035	5,155	2.90%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	December 15, 2006	January 30, 2037	10,310	2.80%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed (2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (3)
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed
BNC Subordinated Notes	October 15, 2013	October 15, 2023	10,560	6.04%	30-day LIBOR + 5.00% (4)

Other Borrowings
Revolving credit facility (5)	March 29, 2016	March 27, 2018	—	—

Debt issuance costs and fair value adjustments			(8,136)
Total subordinated debt and other borrowings			$465,419

____________________
(1) – Migrates to three month LIBOR + 3.128% beginning July 30, 2020 through the end of the term.
(2) – Migrates to three month LIBOR + 4.95% beginning January 1, 2020 through the end of the term.
(3) – Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(4) – Coupon structure includes a floor of 5.00% and a cap of 9.50%.
(5) – Borrowing capacity on the revolving credit facility is $75.0 million. At June 30, 2017, there was no outstanding balance under this facility.

Following the Merger with BNC, Pinnacle Financial's total assets were in excess of $15.0 billion, as a result of the acquisition of BNC, which caused the subordinated debentures Pinnacle Financial and BNC issued to cease to qualify as Tier 1 capital under applicable banking regulations. Though these securities no longer qualify as Tier 1 capital, Pinnacle Financial believes these subordinated debentures continue to qualify as Tier 2 capital.

Capital Resources. At June 30, 2017 and December 31, 2016, our shareholders' equity amounted to $3.62 billion and $1.50 billion, respectively, an increase of approximately $2.12 billion.  Approximately $192.2 million of this increase is attributable to our issuance of common equity in the first quarter of 2017 to support our future growth. Additionally, $1.85 billion is attributable to our acquisition of BNC. The remaining increase is attributable to net income, equity compensation and changes in our other comprehensive income.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $255.4 million at June 30, 2017.  During the three and six months ended June 30, 2017, our bank paid dividends of $8.2 million and $15.7 million, respectively, to us which is within the limits allowed by the TDFI.

During the three and six months ended June 30, 2017, we paid $7.0 million and $14.0 million, respectively, in dividends to our common shareholders. On July 18, 2017, our board of directors declared a $0.14 quarterly cash dividend to common shareholders which should approximate $10.9 million in aggregate dividend payments that will be paid on August 25, 2017 to common shareholders of record as of the close of business on August 4, 2017. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to us.

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

Earnings simulation model. We believe interest rate risk is best measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have policy guidelines for our earnings at risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. For changes up or down in rates from management's flat interest rate forecast over the next twelve months, management establishes policy limits in the decline in net interest income, assuming a flat balance sheet, for the following scenarios:

•-10.0% for gradual change of 400 basis points; -20.0% instantaneous change of 400 basis points
•-7.5 % for gradual change of 300 basis points; -15.0% instantaneous change of 300 basis points
•-5.0% for gradual change of 200 basis points; -10.0% instantaneous change of 200 basis points

•-2.5% for gradual change of 100 basis points; -5.0% instantaneous change of 100 basis points

At June 30, 2017, our earnings simulation model indicated we were in compliance with our policies for both the gradual and instantaneous interest rate changes. However, our policies provide that during certain interest rate cycles, the down basis point rate changes may not be particularly significant given the current level and slope of the yield curve.  Accordingly, we have currently suspended the calculation of the down rate scenarios for earnings simulation measurement for the down 300 and down 400 scenarios.

Economic value of equity . Our EVE model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. To help limit interest rate risk, we have stated policy guidelines for an instantaneous basis point change in interest rates, in the following scenarios:

•+/- 400 basis point change in interest rates, EVE shall not decrease by more than 40 percent
•+/- 300 basis point change in interest rates, EVE shall not decrease by more than 30 percent
•+/- 200 basis point change in interest rates, EVE shall not decrease by more than 20 percent
•+/- 100 basis point change in interest rates, EVE shall not decrease by more than 10 percent

At June 30, 2017, our EVE model indicated we were in compliance with our policies for the scenarios noted above.  However, our policies provide that during certain interest rate cycles, the down basis point rate changes may not be particularly significant given the current level and slope of the yield curve.  Accordingly, we have currently suspended the calculation of the down rate scenarios for EVE measurement for the down 300 and down 400 scenarios.

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

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. We may also enter into interest rate swaps to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, even though they are not designated as hedging instruments.

Based on information gathered from these various modeling scenarios management believes that at June 30, 2017, our balance sheet would likely be slightly asset sensitive.

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and the firm's conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers one additional increase in short-term interest rates in 2017 while the longer end of the rate curve will increase only slightly.  Our "most likely" rate forecast has been basically consistent for several quarters and is based primarily on information we acquire from a service which includes a consensus forecast of numerous benchmarks. Over the last several quarters we have taken steps to make our balance sheet more asset sensitive, which has favorably impacted us in the current rising rate environment and should continue to positively impact our results with additional rate increases. However, BNC’s balance sheet was less asset sensitive which neutralizes some, if not all, of the impact of those steps; however, we may implement actions designed to achieve our desired sensitivity position.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We maintain on balance sheet liquidity consisting of cash and unpledged securities at a level we believe will allow us to meet our obligations. The size of the minimum liquid asset balance is determined through severe liquidity stress testing. At June 30, 2017, we were in compliance with our liquidity stress testing policy requirements.

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

In addition, our bank is a member of the FHLB Cincinnati.  As a result, our bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB Cincinnati, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on its ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity with the FHLB Cincinnati. At June 30, 2017, we believe we had an estimated $3.34 billion in additional borrowing capacity with the FHLB Cincinnati.  However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati. At June 30, 2017, our bank had received advances from the FHLB Cincinnati totaling $725.2 million. Pinnacle Financial has recognized a discount on FHLB Cincinnati advances in conjunction with its acquisitions within its Tennessee markets. The remaining discount was $53,000 at June 30, 2017. At June 30, 2017, the scheduled maturities of the Pinnacle Bank's FHLB Cincinnati advances and interest rates are as follows (in thousands):

Scheduled Maturities	Amount	Interest Rates (1)
2017	$459,000	1.21%
2018	180,002	1.31%
2019	86,000	1.57%
2020	154	2.25%
2021	—	—%
Thereafter	22	2.75%
Total	$725,178
Weighted average interest rate		1.27%
______________________
(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future.  The table reflects rates in effect as of June 30, 2017.

Pinnacle Bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $140.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month of borrowing. We had no outstanding borrowings at June 30, 2017 under these agreements. Our bank also has approximately $2.83 billion in available Federal Reserve discount window lines of credit.

At June 30, 2017, excluding reciprocating time deposits issued through the Promontory Network, we had $1.2 billion of brokered deposits. Historically, we have issued brokered deposits through several different firms based on competitive bid. Typically, the brokered funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB Cincinnati advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will continue to represent a small percentage of our total funding in 2017 as we seek to continue maintaining a higher level of core deposits. Through the BNC acquisition, we acquired non-reciprocal time and transaction deposits issued through the Promontory network and we obtained $589 million in brokered certificates of deposits.

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

At June 30, 2017, we had no significant commitments for capital expenditures, although we intend to construct additional retail locations in our various markets. We will incur additional capital expenditures as we develop an infrastructure to incorporate BNC into our network. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements.  At June 30, 2017, we had outstanding standby letters of credit of $135.8 million and unfunded loan commitments outstanding of $5.0 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases guidance requiring the recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous U.S. GAAP that did not require lease assets and lease liabilities to be recognized for most leases. The guidance becomes effective for us on January 1, 2019.  Pinnacle Financial is currently evaluating the impact on its consolidated financial statements.

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

In August 2016, the FASB issued  Accounting Standards Update 2016-15,  Statement of Cash Flows (Topic 230), intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The guidance is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. Pinnacle Financial is currently evaluating the impact of the new guidance on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09,  Revenue from Contracts with Customers (Topic 606) developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued  Accounting Standards Update 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The ASU may be adopted using either a modified retrospective method or a full retrospective method. Pinnacle Financial intends to adopt the ASU during the first quarter of 2018, as required, using a modified retrospective approach. Pinnacle Financial's preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material impact on the Company's consolidated financial statements as the majority of its revenue stream is generated from financial instruments which are not within the scope of this ASU. However, Pinnacle Financial is still evaluating the impact for other fee-based income. The FASB continues to release new accounting guidance related to the adoption of this ASU and the results of Pinnacle Financial's materiality analysis may change based on conclusions reached as to the application of this new guidance.

Other than those pronouncements discussed above and those which have been recently adopted, there were no other recently issued accounting pronouncements that are expected to materially impact Pinnacle Financial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 40 through 61 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

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
Because of significant competitive pressures in our markets and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board of Governors’ federal funds rate or the London Interbank Offered Rate (LIBOR) (both of which are at extremely low levels as a result of current economic conditions), our net interest margin may be negatively impacted if these rates remain at their extremely low levels. In December 2016, the Federal Reserve Board of Governors raised the target range for the federal funds rate from 0.25% to 0.50% to 0.50% to 0.75%, and in 2017, further raised the target range for the federal funds rate to 1.00% to 1.25%. As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our earnings may be negatively affected. Over the last three years we have sought to reduce the amount of variable rate loans with interest rate floors as a percentage of total loans. We believe that the reduction in the amount of variable rate loans with interest rate floors should better position our balance sheet for a rising rate environment. In the event that short-term interest rates don’t continue to rise in 2017, or those rates rise more slowly than we are anticipating, our efforts to transition our balance sheet to a more asset sensitive position may negatively impact our results of operations as we may earn less interest on these loans than we would have had we maintained these loan floors.

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
A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At June 30, 2017, our commercial and industrial loans accounted for almost 25.0% of our total loans. Additionally, approximately, 37.1% of our commercial real-estate mortgage loans at June 30, 2017 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses’ real estate. We expect to seek to expand the amount of such loans in our portfolio in 2017. During periods of lower economic growth like those we have experienced in recent years, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.
As a result of our acquisitions of Avenue, Magna, and CapitalMark over the last twenty-four months and BNC in the second quarter of 2017, and our strong organic growth in our legacy markets, our level of commercial real estate loans has increased markedly from approximately 190% of risk-based capital as of December 31, 2014 to approximately 285.0% of risk-based capital as of June 30, 2017. Though we currently operate within the federal banking regulatory agencies’ guidelines on the amount of these types of loans that a bank is encouraged to hold, and we don’t anticipate exceeding these levels for a material length of time, there may be short-term periods when our levels of these loans exceed these guidelines.
The percentage of real estate construction and development loans in our loan portfolio was approximately 12.0% of total loans at June 30, 2017. These loans make up approximately 9.6% of our non-performing loans at June 30, 2017. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. Should we experience the return of these adverse economic and real estate market conditions we may again experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.
Our operations are principally geographically concentrated in certain markets in the southeastern United States, and changes in local economic conditions impact our profitability.
Prior to our acquisitions of CapitalMark and Magna, we operated primarily in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and most of our borrowers, depositors and other customers lived or had operations in these areas. With our acquisitions of

CapitalMark and Magna, we have increased our presence in the Knoxville MSA and expanded our operations into the Chattanooga, Tennessee-Georgia MSA and surrounding counties and the Memphis, Tennessee-Mississippi-Arkansas MSA. Following our acquisition of BNC, we have expanded our operations to the Carolinas and Virginia. As a result, a significant percentage of our borrowers remain situated in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and the various MSAs we have recently entered into in the Carolinas and Virginia. Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets (particularly the Nashville, Tennessee MSA, Knoxville, Tennessee MSA and the Carolina and Virginia MSAs), along with the continued attraction of business ventures to these areas, and our profitability is impacted by the changes in general economic conditions in these markets. We cannot assure you that economic conditions, including loan demand, in our markets will not deteriorate during 2017 or thereafter, and upon any deterioration, we may not be able to grow our loan portfolio in line with our expectations, the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.
Compared to national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market areas if they do occur.
Our acquisitions and future expansion may result in additional risks.
In 2015, we completed the acquisitions of CapitalMark and Magna, and in 2016, we completed the acquisition of Avenue. We consummated our acquisition of BNC on June 16, 2017. We expect to continue to expand in our current markets and in select high-growth markets located outside of Tennessee in the southeastern portion of the United States through additional branches and also may consider expansion within these markets through additional acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including:
Management of Growth.    We may be unable to successfully:
•

maintain loan quality in the context of significant loan growth;
•

identify and expand into suitable markets;
•

obtain regulatory and other approvals;
•

identify and acquire suitable sites for new banking offices;
•

attract sufficient deposits and capital to fund anticipated loan growth;
•

maintain adequate common equity and regulatory capital;
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
In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans (including those we acquired in our recently completed acquisitions) identification of additional problem loans, accounting rule changes (like those related to the Financial Accounting Standards Board’s rules regarding accounting for current expected credit losses) and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations.
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
•

the loss of key employees;
•

the disruption of operations and business;
•

inability to maintain and increase competitive presence;
•

loan and deposit attrition, customer loss and revenue loss, including as a result of any decision we may make to close one or more locations;
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
Further, we acquired these businesses with the expectation that these acquisitions will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of these acquisitions is subject to a number of uncertainties, including whether we integrate the acquired businesses in an efficient and effective manner, receipt of any required regulatory approvals or no objection decisions with respect to certain integration actions, our ability to achieve the estimate noninterest expense savings we believe we can achieve, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, financial condition and operating results. Additionally, we made fair value estimates of certain assets and liabilities in recording these acquisitions. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of these acquisitions. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.
We have incurred, and anticipate that we will continue to incur, significant transaction and merger-related costs in connection with our acquisition of BNC.
We have incurred, and anticipate that we will continue to incur, significant costs associated with combining the operations of BNC with our operations. Additional unanticipated costs may be incurred in the integration of our business with the business of BNC. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.
Our acquisition of BNC involves risks unlike those we have faced in connection with our other recent acquisitions.
Between January 1, 2015 and our acquisition of BNC, we had acquired three financial institutions with aggregate total assets of approximately $2.93 billion as of the respective dates we consummated those acquisitions. BNC’s total assets as of March 31, 2017 were approximately $7.58 billion, reflecting assets significantly in excess of the aggregate total assets of all of the other financial institutions we have acquired since January 1, 2015. For the merger to be successful, we will need to, among other things, successfully export our business strategies to the new markets in which BNC operates and effectively manage a combined company that is over 50% larger than our present size, measured by total assets. Moreover, all of our acquisitions to date other than the BNC acquisition have been of financial institutions headquartered in Tennessee with significant operations in markets with which we were familiar. BNC operated 76 banking offices across three states in many markets that are unfamiliar to us. We will rely heavily on BNC’s existing personnel to grow loan and deposit balances in those markets and if we are unable to retain BNC’s key employees our results of operations may be materially and adversely affected. In addition, BNC’s loan portfolio was made up of a greater percentage of commercial real estate loans than we had in our portfolio and BNC was more dependent on noncore funding than we were prior to the merger. Our regulators will be closely monitoring the levels of commercial real estate loans in our portfolio and, if we are unable to originate a significant amount of loans in other segments of our portfolio or increase our capital levels in amounts sufficient to keep our concentration of these commercial real estate loans below regulatory guidelines, our ability to continue to aggressively grow our balance sheet may be negatively affected and our results of operations may be materially and adversely affected. In addition, if we are not able to increase the amount of core funding in our markets, particularly in lower cost deposits, our net interest margin and liquidity may be adversely affected which could result in a material and adverse impact on our results of operations.
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
•

the diversion of our management’s attention to the negotiation of a transaction;

•

the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;
•

entry into new markets where we have limited or no direct prior experience;
•

closing delays and increased expenses related to the resolution of lawsuits filed by our shareholders or shareholders of companies we may seek to acquire;
•

the inability to receive regulatory approvals timely or at all, including as a result of community objections, or such approvals being restrictively conditional; and
•

risks associated with integrating the operations and personnel of the acquired business.
We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current markets as well as other markets throughout the southeastern portion of the United States and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities and related capital raising transactions may occur at any time. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and fully diluted earnings per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.
In addition, we may face significant competition from numerous other financial services institutions, many of which may have greater financial resources than we do, when considering acquisition opportunities, particularly in our targeted high-growth markets located outside of Tennessee. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any potential future acquisitions.
Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material effect on our business, financial condition or results of operations.
On July 21, 2010, former President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vi) the elimination of certain proprietary trading and private equity investment activities by banks; (vii) the elimination of barriers to de novo interstate branching by banks; (viii) a permanent increase of FDIC deposit insurance to $250,000; (ix) the authorization of interest-bearing transaction accounts; and (x) changes in how the FDIC deposit insurance assessments are calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.
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
The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Previously, Pinnacle Bank was subject to regulations adopted by the CFPB, but the FDIC was primarily responsible for examining our compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.
Since we have exceeded $10 billion in assets, we will now be required, under the Dodd-Frank Act, to submit annually a stress test to the Federal Reserve that projects our performance in various economic scenarios provided by the Federal Reserve. We are required to submit our first stress test in 2017. The Dodd-Frank Act stress tests are forward-looking exercises conducted by the Federal Reserve and financial companies regulated by the Federal Reserve to help ensure institutions have sufficient capital to absorb losses and support operations during adverse economic conditions. In performing these stress tests, we will be required to make certain assumptions in modeling future performance and must support these assumptions through statistical analysis and observed market behavior where applicable. The outcome of the Federal Reserve’s analysis of our projected performance (to include capital, earnings, and balance sheet changes) will be used in supervision of us and will assist the Federal Reserve in assessing our risk profile and capital adequacy. The results of any stress test that we perform could hinder our ability to pay quarterly cash dividends to shareholders as has been our practice, and could also impact decisions made by the Federal Reserve and other bank regulators regarding future acquisitions or investments by us or Pinnacle Bank.
In addition, beginning on July 1, 2017 we became subject to the Durbin Amendment promulgated under the Dodd-Frank Act. Under the Durbin Amendment, interchange fees for debit card transactions are capped at $0.21 plus five basis points. This limitation on interchange fees will adversely impact our results of operations.
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
Although many of regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant legislation may be interpreted and enforced or the full extent to which implementing regulations and supervisory policies may affect us. Finally, President Donald Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act and CFTC rules promulgated thereunder may be revised, repealed or amended, including as is proposed in the Financial Choice Act of 2017, which has been approved by the House of Representatives but not the Senate. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

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
Pinnacle Financial and Pinnacle Bank collectively hold a 49% interest in BHG. While we have a significant stake in BHG, are entitled to designate two members of BHG’s five person board of managers and in some instances have protective rights to block BHG from engaging in certain activities, including, until March 1, 2020, a sale of BHG (following March 1, 2020, the other managers can approve a sale of BHG without our consent), the other managers and members of BHG may make most decisions regarding BHG’s operations without our consent or approval. Any sale of all or a portion of our interest in BHG would adversely affect our recurring noninterest income. Moreover, there are certain limitations on our ability to sell our interest in BHG without first offering BHG and the other members a right of first refusal, and we are prohibited from transferring any portion of our interest without the consent of the other members of BHG prior to March 1, 2021, other than transfers in connection with an acquisition of Pinnacle

Financial or Pinnacle Bank or as a result of a change in applicable law that forces us and/or Pinnacle Bank to divest our or Pinnacle Bank’s ownership interests in BHG.
A significant portion of BHG’s revenue (and correspondingly our interest in any of BHG’s net profits) comes from the sale of loans originated by BHG to community banks. Moreover, the aggregate purchase price we paid to acquire our interest in BHG was based on our expectation that BHG will continue to grow its business and increase the amount of loans that it is able to originate and sell. In the event that BHG’s loan growth slows over historical levels or its loan sales decrease (including but not limited to as a result of regulatory restrictions on banks that are the principal purchasers of BHG’s loans), its results of operations and our non-interest income would be adversely affected. BHG currently operates in most states without the need for a permit or any other license. In the event that BHG was required to register or become licensed in any state in which it operates, or regulations are adopted that seek to limit BHG’s ability to operate in any jurisdiction or that seek to limit the amounts of interest that BHG can charge on its loans, BHG’s results of operations (and our and Pinnacle Bank’s interest in BHG’s net profits) could be materially and adversely affected.
BHG’s business may become subject to increased scrutiny by the FDIC or the Federal Reserve as it grows or as a result of our investment. The FDIC has published guidance related to the operation of marketplace lenders and banks’ business relationships with such lenders and other third parties in which banks are required to exercise increased oversight and ongoing monitoring and other responsibility for such third parties’ compliance with applicable regulatory guidance and requirements. As a result, we are subject to enhanced responsibility for and risk related to BHG and our relationship with it. BHG’s compliance costs may increase and its loan yields may be negatively impacted, which would negatively impact its results of operations and our and Pinnacle Bank’s interest in BHG’s net profits. If banks that are examined by the FDIC became restricted in their ability to buy loans originated by BHG, BHG’s business would be negatively impacted, which would negatively impact our interest in BHG’s profits.
Changes to requirements for bank holding companies and depository institutions that became effective January 1, 2015 and continue to be phased in may negatively impact Pinnacle Financial’s and Pinnacle Bank’s results of operations.
In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to Pinnacle Bank and Pinnacle Financial. The final rules, which became effective on January 1, 2015, implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.
Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The minimum capital level requirements now applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (being phased in over three years beginning January 1, 2016) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement was being phased in at 0.625% of risk-weighted assets in 2016 and will increase by a like amount each year until fully implemented in January 2019. We will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if our capital levels fall below these minimums plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.
Under these rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets at that date, trust preferred securities issued prior to that date, continue to count as Tier 1 capital subject to certain limitations. Since our total assets now exceed $15.0 billion, and we crossed that threshold as a result of a merger, the subordinated debentures we, and companies we have acquired, issued in connection with prior trust preferred securities offerings no longer qualify as Tier 1 capital under applicable banking regulations. Accordingly, we may need to increase the level of Tier 1 capital we maintain through issuances of common stock or noncumulative perpetual preferred stock, which could cause dilution to our existing common shareholders. Though these trust preferred securities no longer qualify as Tier 1 capital, we believe they continue to qualify as Tier 2 capital.
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

The application of more stringent capital requirements for Pinnacle Financial and Pinnacle Bank, like those adopted to implement the Basel III reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital, particularly in the form of common stock, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III either because we became subject to those requirements directly or because our regulators seek to propose additional on-balance sheet liquidity requirements on us, could result in our having to lengthen the term of our funding, restructure our business models and/or increase our holdings of liquid assets, which could adversely impact our results of operations.
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
Federal and state bank regulators require Pinnacle Financial and Pinnacle Bank to maintain adequate levels of capital to support operations. At June 30, 2017, Pinnacle Financial’s and Pinnacle Bank’s regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. However, as described above, our business strategy calls for continued growth in our existing banking markets and targeted expansion in new markets. Growth in assets at rates in excess of the rate at which our capital is increased through retained earnings will reduce our capital ratios unless we continue to increase capital. Failure by us to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities.
We may need to raise additional capital (including through the issuance of common stock) in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs or in connection with acquisitions. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions. Pinnacle Bank is required to obtain regulatory approval in order to pay dividends to Pinnacle Financial unless the amount of such dividends does not exceed its net income for that calendar year plus retained net income for the preceding two years. Any restriction on the ability of Pinnacle Bank to pay dividends to Pinnacle Financial could impact Pinnacle Financial’s ability to continue to pay dividends on its common stock or its ability to pay interest on its indebtedness.
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
In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits less than $250,000, we utilize or in the past have utilized several noncore funding sources, such as brokered certificates of deposit, FHLB Cincinnati advances, federal funds purchased and other sources. Our reliance on noncore funding sources has increased as a result of the BNC merger, and it is likely to remain at elevated levels as we integrate BNC.
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
We impose certain internal limits as to the absolute level of noncore funding we will incur at any point in time. Should we exceed those limitations, we may need to modify our growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow for us to return to an acceptable level of noncore funding within a reasonable amount of time, any one of which actions could adversely affect our results of operations.
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
In connection with our acquisition of BNC, we intend to convert our core processing system in our legacy markets to that of BNC. If this conversion is delayed or we experience challenges in connection with the conversion, our ability to timely achieve the cost savings we anticipate from the BNC merger will be negatively affected. Moreover, complications in the conversion could negatively impact the experiences or satisfaction of our customers, which could cause those customers to terminate their relationship with us or reduce the amount of business that they do with us, either of which could adversely affect our business, financial condition or results of operations.
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
A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At June 30, 2017, our goodwill and other identifiable intangible assets totaled approximately $1.86 billion. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would further adversely impact the capacity of Pinnacle Bank to pay dividends to us without seeking prior regulatory approval, which could adversely affect our ability to pay required interest payments on our outstanding indebtedness.
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
We have assembled a senior management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth in 2012 through the first half of 2017 (like the growth that we are seeking going forward) was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. We anticipate deploying a similar hiring strategy in the Carolinas and Virginia. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we have to pay to hire and retain these experienced individuals could cause our noninterest expense levels to rise and negatively impact our results of operations.
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
While our board of directors has approved the payment of a quarterly cash dividend on our common stock since the fourth quarter of 2013, there can be no assurance of whether or when we may pay dividends on our common stock in the future. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors. Our principal source of funds used to pay cash dividends on our common stock will be dividends that we receive from Pinnacle Bank. Although Pinnacle

Bank’s asset quality, earnings performance, liquidity and capital requirements will be taken into account before we declare or pay any future dividends on our common stock, our board of directors will also consider our liquidity and capital requirements and our board of directors could determine to declare and pay dividends without relying on dividend payments from Pinnacle Bank.
Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay and that Pinnacle Bank may declare and pay to us. For example, Federal Reserve Board regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed certain higher levels applying capital conservation buffers that began to apply on January 1, 2016 and are being phased in over three years. For more information on these restrictions see our Annual Report on Form 10-K.
In addition, the terms of (i) the indenture pursuant to which our subordinated debentures have been issued, (ii) the subordinated notes we assumed upon consummation of the Avenue merger, and (iii) the subordinated debentures and subordinated notes we assumed upon the consummation of the merger with BNC, prohibit us from paying dividends on our common stock at times when we are deferring the payment of interest on such subordinated debentures or subordinated notes. Moreover, the terms of the loan agreement for Pinnacle Financial’s line of credit prohibits us from paying dividends when there is an event of default existing under the loan agreement, or the payment of a dividend would cause an event of default.
We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.
In order to maintain our or Pinnacle Bank’s capital at desired or regulatory-required levels, we may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions (as we did in connection with our acquisition of BNC) or investments in fee-related businesses such as BHG, which could also dilute shareholder ownership.

Holders of Pinnacle Financial’s and Pinnacle Bank’s indebtedness and junior subordinated debentures have rights that are senior to those of Pinnacle Financial’s shareholders.

At June 30, 2017, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $133.0 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by Pinnacle Financial, and the accompanying subordinated debentures are senior to shares of Pinnacle Financial’s common stock. As a result, Pinnacle Financial must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on common stock and, in the event of Pinnacle Financial’s bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial’s common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

From time to time, Pinnacle Financial and Pinnacle Bank have issued, and in connection with the Avenue merger and BNC merger, assumed, subordinated notes. At June 30, 2017, we and Pinnacle Bank had an aggregate of $332.4 million of subordinated notes outstanding, not including the subordinated debentures issued in connection with our trust preferred securities. The terms of these notes prohibit or will prohibit Pinnacle Financial or Pinnacle Bank, as applicable, from declaring or paying any dividends or distributions on its common stock at any time when payment of interest on these notes has not been timely made and while any such accrued and unpaid interest remains unpaid. Moreover, the notes we have issued or assumed rank senior to shares of Pinnacle Financial’s common stock. In the event of any bankruptcy, dissolution or liquidation of Pinnacle Financial, these notes, along with Pinnacle Financial’s other indebtedness, would have to be repaid before Pinnacle Financial’s shareholders would be entitled to receive any of the assets of Pinnacle Financial.

Pinnacle Financial or Pinnacle Bank may from time to time issue additional subordinated indebtedness that would have to be repaid before Pinnacle Financial’s shareholders would be entitled to receive any of the assets of Pinnacle Financial or Pinnacle Bank.

Our issuance of preferred stock could adversely affect holders of our common stock.
We have the ability under our current registration statement to issue shares of preferred stock. Further, our shareholders authorized our board of directors to issue up to 10,000,000 shares of preferred stock without any further action on the part of our shareholders. Our board also has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up, and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue debt securities, incur other borrowings or issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected.
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
Our corporate organizational documents and the provisions of Tennessee law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition of Pinnacle Financial that you may favor.
Our amended and restated charter, as amended, and bylaws, as amended, contain various provisions that could have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control of Pinnacle Financial. These provisions include:
•

a provision requiring our board of directors to take into account specific factors when considering an acquisition proposal;
•

a provision that all extraordinary corporate transactions to which we are a party must be approved by a majority of the directors and a majority of the shares entitled to vote;
•

a provision that any special meeting of our shareholders may be called only by our president, our board of directors, or the holders of 25% of the outstanding shares of our voting stock; and
•

a provision establishing certain advance notice procedures for nomination of candidates for election as directors at an annual or special meeting of shareholders at which directors are elected.

Additionally, our amended and restated charter, as amended, authorizes the board of directors to issue shares of our preferred stock without shareholder approval and upon such terms as the board of directors may determine. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings, and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in us. In addition, certain provisions of Tennessee law, including a provision which restricts certain business combinations between a Tennessee corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of our company.
An investment in our common stock is not an insured deposit and is not guaranteed by the FDIC.
An investment in our common stock is not a bank deposit and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described herein and our shareholders will bear the risk of loss if the value or market price of our common stock is adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended June 30, 2017.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	1,143	$63.87	—	—
May 1, 2017 to May 31, 2017	3,166	61.04	—	—
June 1, 2017 to June 30, 2017	817	61.96	—	—
Total	5,126	$61.83	—	—
______________________

(1)
During the quarter ended June 30, 2017, 16,690 shares of restricted stock previously awarded to certain of our associates vested. We withheld 5,126 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
None

ITEM 6.  EXHIBITS

2.1
Agreement and Plan of Merger, dated as of January 22, 2017, by and among Pinnacle Financial Partners, Inc., BNC Bancorp and Blue Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2017).*

4.1
Form of Subordinated Indenture, dated as of September 30, 2014, between BNC Bancorp and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to BNC Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014).

4.2
Form of First Supplemental Indenture, dated as of September 30, 2014, between BNC Bancorp and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to BNC Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014).

4.3
BNC Bancorp Second Supplemental Indenture, dated as of June 16, 2017, between Pinnacle Financial Partners, Inc. and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2017).

4.4
Form of Global Note to represent 5.5% Subordinated Notes, due October 1, 2024, of BNC Bancorp (incorporated herein by reference to Exhibit 4.3 to BNC Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014).

10.1
Employment Agreement, effective June 16, 2017, by and among Pinnacle Financial Partners, Inc., Pinnacle Bank, and Richard D. Callicutt II (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2017).**

10.2
Salary Continuation Agreement dated as of December 12, 2016, between Richard D. Callicutt II and Bank of North Carolina (incorporated herein by reference to Exhibit 10.1 to BNC Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2017).**

10.3
BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2017).**

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

*
The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the United States Securities and Exchange Commission upon request.

**	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

August 4, 2017	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

August 4, 2017	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer