Form 10-Q
period 2017-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2017-11-07
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of October 31, 2017 there were 77,722,855 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2017

FORWARD-LOOKING STATEMENTS

Certain of the statements in this Quarterly Report on Form 10-Q  may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:  (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial, or entities in which it has significant investments, like Bankers Healthcare Group, LLC (BHG), to maintain the historical growth rate of its, or such entities', loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) increased competition with other financial institutions; (vii) greater than anticipated adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina and Virginia,  particularly in commercial and residential real estate markets; (viii) rapid fluctuations or unanticipated changes in interest rates on loans or deposits; (ix) the results of regulatory examinations; (x) the ability to retain large, uninsured deposits; (xi) a merger or acquisition, like Pinnacle Financial's merger with BNC Bancorp (BNC); (xii) risks of expansion into new geographic or product markets; (xiii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors or otherwise to attract customers from other financial institutions; (xv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels; (xvii) risks associated with litigation, including the applicability of insurance coverage; (xviii) the risk of successful integration of the businesses Pinnacle Financial has recently acquired with its business; (xix) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xx) the vulnerability of Pinnacle Bank's network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxi) the possibility of increased compliance costs as a result of increased regulatory oversight, including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients;  (xxii) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company if not prohibited from doing so by the terms of our agreement with them; (xxii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxiv) the risk that the cost savings and any revenue synergies from Pinnacle Financial's merger with BNC may not be realized or take longer than anticipated to be realized; (xxv) disruption from Pinnacle Financial's merger with BNC with customers, suppliers, employee or other business partners relationships; (xxvi) the risk of successful integration of Pinnacle Financial's and BNC's businesses; (xxvii) the amount of the costs, fees, expenses and charges related to Pinnacle Financial's merger with BNC; (xxviii) reputational risk and the reaction of the parties' customers, suppliers, employees or other business partners to Pinnacle Financial's merger with BNC; (xxix) the risk that the integration of Pinnacle Financial's and BNC's operations (including the conversion of Pinnacle Financial's core processing system to that of BNC) will be materially delayed or will be more costly or difficult than expected; and (xxx) general competitive, economic, political and market conditions. A more detailed description of these and other risks is contained herein and in Pinnacle Financial's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 as filed with the Securities and Exchange commission on August 4, 2017 and in Part II, Item 1A "Risk Factors" below. Many of such factors are beyond Pinnacle Financial's ability to control or predict and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and noninterest-bearing due from banks	$132,324,313	$84,732,291
Interest-bearing due from banks	270,563,317	97,529,713
Federal funds sold and other	5,394,587	1,383,416
Cash and cash equivalents	408,282,217	183,645,420

Securities available-for-sale, at fair value	2,880,180,805	1,298,546,056
Securities held-to-maturity (fair value of $21,021,555 and $25,233,254 at September 30, 2017 and December 31, 2016, respectively)	20,847,849	25,251,316
Consumer loans held-for-sale	105,031,578	47,710,120
Commercial mortgage loans held-for-sale	20,385,491	22,587,971

Loans	15,259,785,972	8,449,924,736
Less allowance for loan losses	(65,159,286)	(58,980,475)
Loans, net	15,194,626,686	8,390,944,261

Premises and equipment, net	270,136,166	88,904,145
Equity method investment	211,501,901	205,359,844
Accrued interest receivable	54,286,991	28,234,826
Goodwill	1,802,534,059	551,593,796
Core deposits and other intangible assets	59,780,903	15,104,038
Other real estate owned	24,338,967	6,089,804
Other assets	738,437,468	330,651,002
Total assets	$21,790,371,081	$11,194,622,599

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,099,086,158	$2,399,191,152
Interest-bearing	2,571,764,582	1,808,331,784
Savings and money market accounts	6,595,639,931	3,714,930,351
Time	2,523,094,175	836,853,761
Total deposits	15,789,584,846	8,759,307,048
Securities sold under agreements to repurchase	129,557,107	85,706,558
Federal Home Loan Bank advances	1,623,946,639	406,304,187
Subordinated debt and other borrowings	465,460,556	350,768,050
Accrued interest payable	10,715,285	5,573,377
Other liabilities	97,757,463	90,267,267
Total liabilities	18,117,021,896	9,697,926,487
Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 90,000,000 shares authorized; 77,652,143 and 46,359,377 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	77,652,143	46,359,377
Additional paid-in capital	3,105,577,594	1,083,490,728
Retained earnings	503,270,311	381,072,505
Accumulated other comprehensive loss, net of taxes	(13,150,863)	(14,226,498)
Total stockholders' equity	3,673,349,185	1,496,696,112
Total liabilities and stockholders' equity	$21,790,371,081	$11,194,622,599
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$183,841,608	$90,090,166	$389,379,255	$241,537,476
Securities:
Taxable	12,066,502	5,012,047	26,764,815	14,050,757
Tax-exempt	4,620,340	1,544,535	8,533,438	4,481,309
Federal funds sold and other	1,638,704	732,951	3,375,817	2,046,244
Total interest income	202,167,154	97,379,699	428,053,325	262,115,786

Interest expense:
Deposits	19,103,495	6,625,534	38,216,351	16,614,664
Securities sold under agreements to repurchase	148,442	51,270	276,646	138,852
Federal Home Loan Bank advances and other borrowings	9,733,510	4,067,951	20,984,034	9,781,363
Total interest expense	28,985,447	10,744,755	59,477,031	26,534,879
Net interest income	173,181,707	86,634,944	368,576,294	235,580,907
Provision for loan losses	6,920,184	6,108,183	17,383,595	15,281,854
Net interest income after provision for loan losses	166,261,523	80,526,761	351,192,699	220,299,053

Noninterest income:
Service charges on deposit accounts	5,920,824	3,778,070	13,955,043	10,651,145
Investment services	3,660,103	2,592,077	9,592,025	7,437,396
Insurance sales commissions	2,123,549	1,233,098	5,443,599	4,131,784
Gain on mortgage loans sold, net	5,962,916	5,096,838	14,785,405	12,885,690
Gain on sale of investment securities, net	—	—	—	—
Trust fees	2,636,212	1,522,763	6,018,570	4,595,330
Income from equity method investment	8,936,626	8,474,899	25,514,081	23,266,733
Other noninterest income	13,736,779	8,994,164	33,106,437	27,292,477
Total noninterest income	42,977,009	31,691,909	108,415,160	90,260,555

Noninterest expense:
Salaries and employee benefits	64,287,986	36,053,673	146,315,721	102,824,676
Equipment and occupancy	16,590,119	9,401,001	36,977,488	25,843,737
Other real estate expense	512,490	17,032	827,423	351,777
Marketing and other business development	2,222,290	1,349,557	6,228,189	4,150,761
Postage and supplies	1,754,789	922,078	4,073,485	2,929,007
Amortization of intangibles	3,077,277	1,424,956	5,744,974	3,144,786
Merger related expense	8,847,306	5,672,731	12,740,382	8,482,385
Other noninterest expense	12,443,659	8,685,238	30,679,179	25,793,600
Total noninterest expense	109,735,916	63,526,266	243,586,841	173,520,729
Income before income taxes	99,502,616	48,692,404	216,021,018	137,038,879
Income tax expense	35,060,471	16,316,209	68,839,305	45,910,648
Net income	$64,442,145	$32,376,195	$147,181,713	$91,128,231
Per share information:
Basic net income per common share	$0.84	$0.71	$2.48	$2.16
Diluted net income per common share	$0.83	$0.71	$2.46	$2.12
Weighted average shares outstanding:
Basic	76,678,584	45,294,051	59,371,202	42,228,280
Diluted	77,232,098	45,918,368	59,910,344	42,928,467

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$64,442,145	$32,376,195	$147,181,713	$91,128,231
Other comprehensive (loss) income, net of tax:
Change in fair value on available-for-sale securities, net of tax	(1,014,484)	(1,444,262)	(27,633)	8,198,248
Change in fair value of cash flow hedges, net of tax	99,972	438,078	1,103,268	(825,586)
Net gain on sale of investment securities reclassified from other comprehensive income into net income, net of tax	—	—	—	—
Total other comprehensive (loss) income, net of tax	(914,512)	(1,006,184)	1,075,635	7,372,662
Total comprehensive income	$63,527,633	$31,370,011	$148,257,348	$98,500,893

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Stockholder's Equity
Balance at December 31, 2015	40,906,064	$40,906,064	$839,617,050	$278,573,408	$(3,485,222)	$1,155,611,300
Exercise of employee common stock options and related tax benefits	507,406	507,406	10,178,388	—	—	10,685,794
Common dividends paid	—	—	—	(18,217,159)	—	(18,217,159)
Issuance of restricted common shares, net of forfeitures	190,783	190,783	(190,783)	—	—	—
Common stock issued in conjunction with Bankers Healthcare Group investment, net	860,470	860,470	38,833,566	—	—	39,694,036
Common stock issued in conjunction with Avenue Financial Holdings, Inc., net of issuance costs	3,760,326	3,760,326	178,708,278	—	—	182,468,604
Restricted shares withheld for taxes and related tax benefit	(65,217)	(65,217)	(1,135,457)	—	—	(1,200,674)
Compensation expense for restricted shares	—	—	8,101,176	—	—	8,101,176
Net income	—	—	—	91,128,231	—	91,128,231
Other comprehensive income	—	—	—	—	7,372,662	7,372,662
Balance at September 30, 2016	46,159,832	$46,159,832	$1,074,112,218	$351,484,480	$3,887,440	$1,475,643,970

Balance at December 31, 2016	46,359,377	$46,359,377	$1,083,490,728	$381,072,505	$(14,226,498)	$1,496,696,112
Exercise of employee common stock options	193,867	193,867	3,626,545	—	—	3,820,412
Common dividends paid	—	—	—	(24,983,907)	—	(24,983,907)
Issuance of restricted common shares, net of forfeitures	263,989	263,989	(263,989)	—	—	—
Issuance of common equity, net of costs	3,220,000	3,220,000	188,973,750	—	—	192,193,750
Common stock issued in conjunction with acquisition of BNC Bancorp, net of issuance costs	27,687,100	27,687,100	1,820,146,049	—	—	1,847,833,149
Restricted shares withheld for taxes	(72,190)	(72,190)	(4,808,181)	—	—	(4,880,371)
Compensation expense for restricted shares	—	—	14,412,692	—	—	14,412,692
Net income	—	—	—	147,181,713	—	147,181,713
Other comprehensive income	—	—	—	—	1,075,635	1,075,635
Balance at September 30, 2017	77,652,143	$77,652,143	$3,105,577,594	$503,270,311	$(13,150,863)	$3,673,349,185

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2017	2016
Operating activities:
Net income	$147,181,713	$91,128,231
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	8,387,520	5,051,304
Depreciation, amortization and accretion	(14,847,816)	1,897,617
Provision for loan losses	17,383,595	15,281,854
Gain on mortgage loans sold, net	(14,785,405)	(12,885,690)
Stock-based compensation expense	14,412,692	8,101,176
Deferred tax expense	15,646,059	6,130,773
Losses on dispositions of other real estate and other investments	74,126	191,650
Income from equity method investment	(25,514,081)	(23,266,733)
Excess tax benefit from stock compensation	(4,607,840)	(2,796,548)
Gain on other loans sold, net	(791,260)	(703,680)
Other loans held for sale:
Loans originated	(116,013,551)	(79,939,089)
Loans sold	119,007,292	65,111,181
Consumer loans held for sale:
Loans originated	(772,239,380)	(541,282,243)
Loans sold	756,729,398	549,421,861
Increase in other assets	(13,206,158)	(14,772,526)
Increase (decrease) in other liabilities	(30,057,022)	11,353,236
Net cash provided by operating activities	86,759,882	78,022,374
Investing activities:
Activities in securities available-for-sale:
Purchases	(1,158,037,705)	(372,949,548)
Sales	7,492,168	29,470,014
Maturities, prepayments and calls	207,209,100	220,047,077
Activities in securities held-to-maturity:
Purchases	—	(560,000)
Maturities, prepayments and calls	4,115,000	4,960,000
Increase in loans, net	(1,194,966,485)	(756,625,718)
Purchases of software, premises and equipment	(36,045,278)	(10,691,917)
Capital improvements to other real estate	(658,032)	—
Proceeds from sales of software, premises and equipment	23,038	2,156,831
Proceeds from sale of other real estate	6,930,571	2,468,699
Acquisitions, net of cash acquired	155,141,674	17,608,471
Purchase of bank owned life insurance policies	(55,000,000)	—
Increase in equity method investment	—	(74,100,000)
Dividends received from equity method investment	19,372,024	26,776,629
Increase in other investments	(7,850,556)	(16,736,665)
Net cash used in investing activities	(2,052,274,481)	(928,176,127)
Financing activities:
Net increase in deposits	825,059,947	732,811,751
Net increase (decrease) in securities sold under agreements to repurchase	(18,459,533)	5,232,620
Advances from Federal Home Loan Bank:
Issuances	1,934,750,000	1,623,000,000
Payments/maturities	(717,048,332)	(1,647,078,975)
Increase (decrease) in other borrowings, net	(190,100)	80,946,100
Principal payments of capital lease obligation	(110,471)	—
Proceeds from common stock issuance, net	192,193,750	—
Exercise of common stock options and stock appreciation rights, net of repurchase of restricted shares	(1,059,958)	6,688,572
Excess tax benefit from stock compensation	—	2,796,548
Common stock dividends paid	(24,983,907)	(18,217,159)
Net cash provided by financing activities	2,190,151,396	786,179,457
Net increase (decrease) in cash and cash equivalents	224,636,797	(63,974,296)
Cash and cash equivalents, beginning of period	183,645,420	320,951,333
Cash and cash equivalents, end of period	$408,282,217	$256,977,037

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue) and BNC Bancorp (BNC) on July 31, 2015, September 1, 2015, July 1, 2016 and June 16, 2017, respectively. Pinnacle Financial and Pinnacle Bank also collectively hold a 49% interest in Bankers Healthcare Group, LLC (BHG), a full-service commercial loan provider to healthcare and other professional practices. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance services, and comprehensive wealth management services, in its 11 primarily urban markets within Tennessee, the Carolinas and Virginia.

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP).  All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Pinnacle Financial consolidated financial statements and related notes appearing in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2016 (2016 10-K).

These consolidated financial statements include the accounts of Pinnacle Financial and its wholly-owned subsidiaries. Certain statutory trust affiliates of Pinnacle Financial, as noted in Note 12. Subordinated Debt and Other Borrowings are included in these consolidated financial statements pursuant to the equity method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, determination of any impairment of intangible assets and the valuation of deferred tax assets. Certain refinements to the determination of the allowance for loan losses were made during the quarter ended September 30, 2017 and are discussed more fully below. Additionally, the adoption of ASU 2016-09, which became effective January 1, 2017, and is described more fully in Recently Adopted Accounting Pronouncements below is representative of a change in estimate. Other than the items noted herein, there have been no significant changes to Pinnacle Financial's significant accounting policies as disclosed in the 2016 10-K.

Allowance for Loan Losses (allowance) -  Pinnacle Financial's management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of the loan portfolio, loan loss experience, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.  The level of allowance maintained by management is believed adequate to absorb probable losses inherent in the loan portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.  Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, is deemed uncollectible.

Pinnacle Financial's allowance for loan loss assessment methodology was modified in the quarter ended September 30, 2017 to (i) extend the lookback period from 24 quarters to a period beginning January 1, 2006 to better capture a complete economic cycle, (ii) eliminate the use of risk ratings in the calculation of the loss rate and instead focus on risk by loan type and (iii) expand the economic variables used in the qualitative assessment to incorporate our expanded footprint. Pinnacle Financial also eliminated the use of a loss emergence period in light of the minimal population of losses available to evaluate that were previously being extrapolated to the full population of loans, and shifted the focus of its analysis to more of a quantitative model. There was no material impact on the adoption of the change in the allowance for loan loss assessment methodology.

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

The ASC 450-20 component of the allowance for loan losses begins with a historical loss rate calculation for each loan pool with similar risk characteristics. The losses realized over a rolling four-quarter cycle are utilized to determine an annual loss rate for each loan pool for each quarter-end in our look-back period. The look-back period in our loss rate calculation begins with January 2006, as we believe the period from January 1, 2006 to September 30, 2017 is more representative of a complete economic cycle. The loss rates for each category are then averaged and applied to the end of period loan portfolio balances to determine estimated losses. The loss rates provide a quantitative estimate of credit losses inherent in our end of period loan portfolio based on our actual loss experience.

The estimated loan loss allocation for all loan segments is then adjusted for management's estimate of probable losses for a number of qualitative factors that have not been considered in the quantitative analysis. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management, but measured by objective measurements period over period.  The data for each measurement may be obtained from internal or external sources.  The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting factor is applied to the non-impaired loan portfolio.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified either in its risk rating or impairment process, as of the balance sheet date, and is based upon quarterly trend assessments in portfolio concentrations, policy exceptions, economic conditions, associate retention, independent loan review results, collateral considerations, credit quality, competition and regulatory requirements, enterprise wide risk assessments, and peer group credit quality.  The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors.

The allowance for loan losses for purchased loans is calculated similar to that utilized for legacy Pinnacle Bank loans. Pinnacle Financial's accounting policy is to compare the computed allowance for loan losses for each purchased loan to the remaining fair value adjustment at the individual loan level. If the computed allowance at the loan level is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a charge to the provision for loan losses.

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

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the provision for loan losses and is a component of the allowance for loan losses. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan's effective interest rate, or if the loan is collateral dependent, at the fair value of the collateral, less estimated disposal costs. If the loan is cash flow dependent, a specific reserve is established as a component of the allowance. If the loan is collateral dependent, the principal balance of the loan is charged-off in an amount equal to the impairment measurement. The fair value of collateral dependent loans is derived primarily from collateral appraisals performed by independent third-party appraisers.  Management believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans. This analysis is completed for all individual loans greater than $250,000. The resulting allowance percentage by segment adjusted for specific trends identified, if applicable, is then applied to the remaining population of impaired loans.

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

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the nine months ended September 30, 2017 and September 30, 2016 was as follows:

	For the nine months ended September 30,
	2017	2016
Cash Transactions:
Interest paid	$56,804,275	$27,053,796
Income taxes paid, net	53,199,410	37,434,336
Noncash Transactions:
Loans charged-off to the allowance for loan losses	16,308,540	25,256,610
Loans foreclosed upon and transferred to other real estate owned	3,573,211	3,166,176
Loans foreclosed upon and transferred to other assets	640,737	1,842,318
Common stock issued in connection with equity-method investment	—	39,694,036
Common stock issued in connection with acquisition (1)	1,858,132,809	182,468,604
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

The following is a summary of the basic and diluted net income per share calculations for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic net income per share calculation:
Numerator - Net income	$64,442,145	$32,376,195	$147,181,713	$91,128,231

Denominator - Weighted average common shares outstanding	76,678,584	45,294,051	59,371,202	42,228,280
Basic net income per common share	$0.84	$0.71	$2.48	$2.16

Diluted net income per share calculation:
Numerator – Net income	$64,442,145	$32,376,195	$147,181,713	$91,128,231

Denominator - Weighted average common shares outstanding	76,678,584	45,294,051	59,371,202	42,228,280
Dilutive shares contingently issuable	553,514	624,317	539,142	700,187
Weighted average diluted common shares outstanding	77,232,098	45,918,368	59,910,344	42,928,467
Diluted net income per common share	$0.83	$0.71	$2.46	$2.12

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

Recently Adopted Accounting Pronouncements  —  In March 2016, the FASB issued updated guidance to Accounting Standards Update, 2016-09 Stock Compensation Improvements to Employee Share-Based Payment Activity (ASU 2016-09) intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification of such awards on the statement of cash flows. This Accounting Standards Update (ASU) impacted Pinnacle Financial's consolidated financial statements by requiring that all income tax effects related to settlements of share-based payment awards be reported as increases (or decreases) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital. The ASU also requires that all income tax related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows whereas these cash flows were previously reported as a reduction to operating cash flows and an increase to financing cash flows. The guidance became effective for Pinnacle Financial on January 1, 2017. During the three and nine months ended September 30, 2017, the newly adopted standard resulted in a reduction in tax expense of $59,000 and $4.6 million, respectively.

Subsequent Events  — Accounting Standards Codification (ASC) Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after September 30, 2017 through the date of the issued financial statements.

Note 2. Acquisitions

BNC Bancorp. On June 16, 2017, Pinnacle Financial consummated its merger with BNC. Pursuant to the terms of the Agreement and Plan of Merger, dated as of January 22, 2017, by and between Pinnacle Financial and BNC, BNC merged with and into Pinnacle Financial, with Pinnacle Financial continuing as the surviving corporation (the BNC Merger). On that same day, Pinnacle Bank and Bank of North Carolina, BNC's wholly-owned bank subsidiary, merged, with Pinnacle Bank continuing as the surviving entity.

The following summarizes the consideration paid and presents a preliminary allocation of purchase price to net assets acquired (dollars in thousands):

	Number of Shares	Amount
Equity consideration:
Common stock issued	27,687,100	$1,858,133
Total equity consideration		$1,858,133
Non-equity consideration:
Cash paid to redeem common stock		$129
Total consideration paid		$1,858,262
Allocation of total consideration paid:
Fair value of net assets assumed including estimated identifiable intangible assets		$607,275
Goodwill		1,250,987
		$1,858,262

Subsequently, Pinnacle Financial recorded costs incurred in connection with the issuance of Pinnacle Financial common stock resulting from the BNC Merger of $10.3 million which was recorded as a reduction to additional paid in capital. Certain merger-related charges resulting from cultural and systems integrations, as well as stock-based compensation expense incurred as a result of change-in-control provisions applicable to assumed equity-based awards were recorded as merger-related expense.

Goodwill originating from the BNC Merger resulted primarily from anticipated synergies arising from the combination of certain operational areas of the businesses of BNC and Pinnacle Financial as well as the purchase premium inherent in buying a complete and successful banking operation. Goodwill associated with the BNC Merger is not amortizable for book or tax purposes. Adjustments totaling $1.8 million were recorded to goodwill to appropriately reflect the valuation of the loan portfolio, OREO acquired, and certain liabilities assumed and have been included in the table below.

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

	As of June 16, 2017
	BNC Historical Cost Basis	Fair Value Adjustments (1)	As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$155,271	$—	$155,271
Investment securities	643,875	1,667	645,542
Loans (2)	5,782,720	(181,430)	5,601,290
Mortgage loans held for sale	27,026	—	27,026
Other real estate owned (3)	20,143	880	21,023
Core deposit and other intangible (4)	—	50,422	50,422
Property, plant and equipment (5)	156,805	—	156,805
Other assets (6)	320,988	50,468	371,456
Total Assets	$7,106,828	$(77,993)	$7,028,835

Liabilities
Interest-bearing deposits (7)	$5,003,653	$4,355	$5,008,008
Non-interest bearing deposits	1,199,342	—	1,199,342
Borrowings (8)	183,389	(6,412)	176,977
Other liabilities	35,729	1,504	37,233
Total Liabilities	$6,422,113	$(553)	$6,421,560
Net Assets Acquired	$684,715	$(77,440)	$607,275

Explanation of certain fair value adjustments:

(1)
The amount represents the adjustment of the book value of BNC's assets and liabilities to their estimated fair value on the date of acquisition. Fair value adjustments are updated subsequent to the merger date based on the results of finalized valuation assessements.

(2)
The amount represents the adjustment of the net book value of BNC's loans to their estimated fair value based on interest rates and expected cash flows as of the date of acquisition, which includes estimates of expected credit losses inherent in the portfolio of approximately 2.6% of the 3.1% mark on the acquired loan portfolio. The discount recorded was increased by $6.0 million during the third quarter as valuation information related to certain purchase credit impaired loans became available.

(3)	Although not complete this adjustment reflects the Day 1 value of OREO properties subsequently sold.

(4)
The amount represents the fair value of the core deposit intangible asset representing the intangible value of the deposit base acquired and the fair value of the customer relationship intangible assets representing the intangible value of customer relationships acquired.

(5)	A fair value adjustment for property and equipment will be recorded, but no estimate is determinable at this time.

(6)	The amount represents the deferred tax asset recognized on the fair value adjustment of BNC's acquired assets and assumed liabilities.

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

Supplemental Pro Forma Combined Results of Operations
The supplemental proforma information below for the three and nine months ended September 30, 2017 and 2016 gives effect to the BNC acquisition as if it had occurred on January 1, 2016. These results combine the historical results of BNC into Pinnacle Financial's consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the BNC Merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of BNC's provision for credit losses for the first nine months of 2016 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2016. Additionally, these financials were not adjusted for non-recurring expenses, such as merger-related charges incurred by either Pinnacle Financial or BNC. Pinnacle Financial expects to achieve operating cost savings and other business synergies as a result of the acquisition which are also not reflected in the proforma amounts.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Revenue (1)	$218,919	$185,181	$619,326	$513,565
Income before income taxes	$98,218	$73,446	$261,516	$203,454
_______________________

(1)	Net interest income plus noninterest income.

Note 3. Equity method investment

A summary of BHG's financial position as of September 30, 2017 and December 31, 2016 and results of operations as of and for the three and nine months ended September 30, 2017 and 2016, were as follows (in thousands):

	As of
	September 30, 2017	December 31, 2016
Assets	$296,267	$223,246

Liabilities	202,336	139,531
Membership interests	93,931	83,715
Total liabilities and membership interests	$296,267	$223,246

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues	$41,997	$37,587	$113,244	$108,205
Net income	$20,428	$17,440	$54,453	$51,033

At September 30, 2017, technology, trade name and customer relationship intangibles, net of related amortization, totaled $14.3 million compared to $16.8 million as of December 31, 2016. Amortization expense of $832,000 and $2.5 million was included for the three and nine months ended September 30, 2017, respectively, compared to $1.5 million and $2.4 million, respectively, for the same periods in the prior year. Accretion income of $758,000 and $2.3 million was included in the three and nine months ended September 30, 2017, respectively, compared to $599,000 and $1.8 million for the same periods in the prior year, respectively.

During the three and nine months ended September 30, 2017, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $4.5 million and $19.4 million in the aggregate, respectively, compared to $5.0 million and $26.8 million, respectively, for the same periods in the prior year. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. No loans were purchased from BHG by Pinnacle Bank for the nine-month periods ended September 30, 2017 or 2016, respectively.

Note 4.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017:
Securities available-for-sale:
U.S. Treasury securities	$31,004	$—	$26	$30,978
U.S. government agency securities	162,686	170	1,774	161,082
Mortgage-backed securities	1,629,860	5,004	16,065	1,618,799
State and municipal securities	754,474	5,703	3,452	756,725
Asset-backed securities	184,981	194	415	184,760
Corporate notes and other	128,480	460	1,103	127,837
	$2,891,485	$11,531	$22,835	$2,880,181
Securities held-to-maturity:
State and municipal securities	$20,848	$209	$35	$21,022
	$20,848	$209	$35	$21,022

December 31, 2016:
Securities available-for-sale:
U.S. Treasury securities	$250	$—	$—	$250
U.S. government agency securities	22,306	—	537	21,769
Mortgage-backed securities	988,008	4,304	15,686	976,626
State and municipal securities	211,581	4,103	2,964	212,720
Asset-backed securities	79,318	111	849	78,580
Corporate notes and other	8,608	39	46	8,601
	$1,310,071	$8,557	20,082	$1,298,546
Securities held-to-maturity:
State and municipal securities	$25,251	$87	$105	$25,233
	$25,251	$87	$105	$25,233

At September 30, 2017, approximately $1.19 billion of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At September 30, 2017, repurchase agreements comprised of secured borrowings totaled $129.6 million and were secured by $129.6 million of pledged U.S. government agency securities, municipal securities, asset backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to remain adequately secured.

The amortized cost and fair value of debt securities as of September 30, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
September 30, 2017:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$63,065	$62,852	$1,017	$1,019
Due in one year to five years	65,300	66,392	6,565	6,593
Due in five years to ten years	186,811	188,734	10,466	10,577
Due after ten years	761,468	758,644	2,800	2,833
Mortgage-backed securities	1,629,860	1,618,799	—	—
Asset-backed securities	184,981	184,760	—	—
	$2,891,485	$2,880,181	$20,848	$21,022

At September 30, 2017 and December 31, 2016, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2017

U.S. Treasury securities	$30,228	$26	$—	$—	$30,228	$26
U.S. government agency securities	158,315	1,774	—	—	158,315	1,774
Mortgage-backed securities	1,001,269	10,985	231,553	5,080	1,232,822	16,065
State and municipal securities	325,168	2,252	45,374	1,235	370,542	3,487
Asset-backed securities	59,102	146	19,098	269	78,200	415
Corporate notes	66,306	975	13,332	128	79,638	1,103
Total temporarily-impaired securities	$1,640,388	$16,158	$309,357	$6,712	$1,949,745	$22,870

At December 31, 2016

U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agency securities	—	—	20,820	537	20,820	537
Mortgage-backed securities	801,213	15,073	43,148	613	844,361	15,686
State and municipal securities	87,277	3,068	312	1	87,589	3,069
Asset-backed securities	14,510	32	34,097	817	48,607	849
Corporate notes	4,810	46	—	—	4,810	46
Total temporarily-impaired securities	$907,810	$18,219	$98,377	$1,968	$1,006,187	$20,187

The applicable dates for determining when securities are in an unrealized loss position are September 30, 2017 and December 31, 2016. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended September 30, 2017 and December 31, 2016, but is in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, including both available-for-sale and held-to-maturity investment securities, at September 30, 2017, Pinnacle Financial had approximately $22.9 million in unrealized losses on $1.95 billion of securities. The unrealized losses associated with these investment securities are driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of Pinnacle Financial's ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at September 30, 2017, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

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

Commercial loans receive risk ratings assigned by a financial advisor and approved by a senior credit officer subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators.  At September 30, 2017, approximately 81% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real-estate mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

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

•
Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Assets so classified must have a well-defined weakness or weaknesses that jeopardize collection of the debt.  Substandard loans are characterized by the distinct possibility that Pinnacle Financial could sustain some loss if the deficiencies are not corrected.

•	Substandard-nonaccrual loans are substandard loans that have been placed on nonaccrual status.

•
Doubtful-nonaccrual loans have all the characteristics of substandard-nonaccrual loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following table outlines the amount of each loan classification categorized into each risk rating category as of September 30, 2017 and December 31, 2016 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
September 30, 2017
Pass	$6,267,036	$2,440,653	$1,909,631	$3,862,830	$355,786	$14,835,936
Special Mention	107,739	57,482	8,552	33,828	1,375	208,976
Substandard (1)	58,276	22,310	15,234	65,541	101	161,462
Substandard-nonaccrual	16,920	19,981	6,392	9,028	266	52,587
Doubtful-nonaccrual	71	754	—	—	—	825
Total loans	$6,450,042	$2,541,180	$1,939,809	$3,971,227	$357,528	$15,259,786

December 31, 2016
Pass	$3,137,452	$1,160,361	$897,556	$2,782,713	$264,723	$8,242,805
Special Mention	21,449	1,856	2,716	25,641	802	52,464
Substandard (1)	29,674	15,627	5,788	75,861	129	127,079
Substandard-nonaccrual	4,921	8,073	6,613	7,492	475	27,574
Doubtful-nonaccrual	—	—	—	3	—	3
Total loans	$3,193,496	$1,185,917	$912,673	$2,891,710	$266,129	$8,449,925

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of nonaccrual loans and troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $148.7 million at September 30, 2017, compared to $114.6 million at December 31, 2016.

The table below details the loans acquired from BNC and the fair value adjustment with respect thereto as of September 30, 2017 (dollars in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Fair value adjustment	Net total acquired loans
September 30, 2017
Pass	$3,049,607	$1,241,566	$746,206	$496,445	$78,137	$(129,907)	$5,482,054
Special Mention	69,746	57,359	5,868	6,242	632	(4,439)	135,408
Substandard	47,027	13,619	10,220	8,724	—	(17,227)	62,363
Substandard-nonaccrual	7,742	13,786	6,966	2,102	44	(10,934)	19,706
Doubtful-nonaccrual	189	854	—	—	—	(217)	826
Total loans	$3,174,311	$1,327,184	$769,260	$513,513	$78,813	$(162,724)	$5,700,357

Loans acquired with deteriorated credit quality are recorded pursuant to the provisions of ASC 310-30, and are referred to as purchase credit impaired loans. The following table provides a rollforward of purchase credit impaired loans from December 31, 2016 through September 30, 2017 (in thousands):

	Gross Carrying Value	Accretable Yield	Nonaccretable Yield	Net Carrying Value
December 31, 2016	$12,451	$—	$(3,633)	$8,818
Acquisition	80,229	(300)	(32,211)	47,718
Year-to-date settlements	(10,868)	4	2,659	(8,205)
September 30, 2017	$81,812	$(296)	$(33,185)	$48,331

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

For the three and nine months ended September 30, 2017, the average balance of nonaccrual loans was $52.4 million and $66.9 million, respectively, compared to $31.6 million and $35.1 million, respectively, for the same periods in 2016. Pinnacle Financial's policy is that the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date the above mentioned loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three months ended September 30, 2017 and $65,000 during the nine months ended September 30, 2017, compared to approximately $47,000 and $95,000, respectively, during the three and nine months ended September 30, 2016. Had these nonaccruing loans been on accruing status, interest income would have been higher by $849,000 and $2.1 million for the three and nine months ended September 30, 2017, respectively, compared to $478,000 and $999,000 higher for the three and nine months ended September 30, 2016, respectively.

The following table details the recorded investment, unpaid principal balance and related allowance of Pinnacle Financial's nonaccrual loans at September 30, 2017 and December 31, 2016 by loan classification (in thousands):

	At September 30, 2017			At December 31, 2016
	Recorded investment	Unpaid principal balances(1)	Related allowance(2)	Recorded investment	Unpaid principal balances(1)	Related allowance(2)
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$16,600	$18,992	$—	$2,308	$2,312	$—
Consumer real estate – mortgage	16,406	19,808	—	2,880	2,915	—
Construction and land development	4,472	8,587	—	3,128	3,135	—
Commercial and industrial	8,077	9,393	—	6,373	6,407	—
Consumer and other	15	17	—	—	—	—
Total	$45,570	$56,797	$—	$14,689	$14,769	$—

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$391	$616	$—	$2,613	$3,349	$59
Consumer real estate – mortgage	4,329	4,386	723	5,193	5,775	688
Construction and land development	1,920	2,369	13	3,485	4,154	20
Commercial and industrial	951	941	108	1,122	2,714	77
Consumer and other	251	154	88	475	851	227
Total	$7,842	$8,466	$932	$12,888	$16,843	$1,071

Total nonaccrual loans	$53,412	$65,263	$932	$27,577	$31,612	$1,071

(1)	Unpaid principal balance presented net of fair value adjustments recorded in conjunction with purchase accounting.

(2)	Collateral dependent loans are typically charged-off to their net realizable value and no specific allowance is carried related to those loans.

The following table details the average recorded investment and the amount of interest income recognized on a cash basis for the three and nine months ended September 30, 2017 and 2016, respectively, on Pinnacle Financial's nonaccrual loans that remain on the balance sheets as of such date (in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2017		2016		2017		2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$15,602	$—	$3,579	$—	$17,854	$—	$3,786	$—
Consumer real estate – mortgage	16,895	—	4,457	—	24,557	—	4,638	—
Construction and land development	2,741	—	6,575	47	2,716	65	6,808	95
Commercial and industrial	8,768	—	9,900	—	10,437	—	10,308	—
Consumer and other	14	—	—	—	13	—	—	—
Total	$44,020	$—	$24,511	$47	$55,577	$65	$25,540	$95

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$487	$—	$1,563	$—	$1,069	$—	$1,599	$—
Consumer real estate – mortgage	4,662	—	2,391	—	4,788	—	2,533	—
Construction and land development	1,927	—	323	—	2,109	—	346	—
Commercial and industrial	508	—	312	—	1,089	—	2,160	—
Consumer and other	804	—	2,517	—	2,237	—	2,915	—
Total	$8,388	$—	$7,106	$—	$11,292	$—	$9,553	$—

Total nonaccrual loans	$52,408	$—	$31,617	$47	$66,869	$65	$35,093	$95

At September 30, 2017 and December 31, 2016, there were $15.2 million and $15.0 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest.

The  following table outlines the amount of each loan category where troubled debt restructurings were made during the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
2017	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	—	$—	$—	—	$—	$—
Consumer real estate – mortgage	—	—	—	1	7	5
Construction and land development	—	—	—	—	—	—
Commercial and industrial	1	501	145	3	2,472	1,773
Consumer and other	—	—	—	—	—	—
	1	$501	$145	4	$2,479	$1,778

2016
Commercial real estate – mortgage	—	$—	$—	—	$—	$—
Consumer real estate – mortgage	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	1	20	17	2	1,008	254
Consumer and other	—	—	—	—	—	—
	1	$20	$17	2	$1,008	$254

During the nine months ended September 30, 2017 and 2016, Pinnacle Financial did not have any troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

To monitor concentration risk, Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at September 30, 2017 with the comparative exposures for December 31, 2016 (in thousands):

	September 30, 2017
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2016
Lessors of nonresidential buildings	$2,814,079	$3,236,499	$6,050,578	$1,701,853
Lessors of residential buildings	662,014	847,583	1,509,597	874,234
Hotels (except Casino Hotels) and Motels	598,177	763,496	1,361,673	291,865

The table below presents past due balances by loan classification and segment at September 30, 2017 and December 31, 2016, allocated between accruing and nonaccrual status (in thousands):

	Accruing					Nonaccruing
September 30, 2017	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Purchased credit impaired	Current and accruing	Nonaccrual (1)	Purchased credit impaired	Total loans
Commercial real estate:
Owner-occupied	$6,999	$—	$6,999	$5,065	$2,408,065	$11,154	$1,258	$2,432,541
All other	4,919	—	4,919	12,124	3,995,879	929	3,650	4,017,501
Consumer real estate – mortgage	8,980	1,072	10,052	7,880	2,502,513	11,172	9,563	2,541,180
Construction and land development	3,621	240	3,861	3,811	1,925,745	2,058	4,334	1,939,809
Commercial and industrial	4,623	560	5,183	374	3,956,642	8,759	269	3,971,227
Consumer and other	6,676	1,138	7,814	—	349,448	263	3	357,528
	$35,818	$3,010	$38,828	$29,254	$15,138,292	$34,335	$19,077	$15,259,786

December 31, 2016
Commercial real estate:
Owner-occupied	$3,505	$—	$3,505	$—	$1,347,134	$2,297	$1,956	$1,354,893
All other	—	—	—	—	1,837,936	240	428	1,838,603
Consumer real estate – mortgage	3,838	53	3,891	—	1,173,953	5,554	2,520	1,185,917
Construction and land development	2,210	—	2,210	—	903,850	3,205	3,408	912,673
Commercial and industrial	4,475	—	4,475	—	2,879,740	6,971	524	2,891,710
Consumer and other	7,168	1,081	8,249	—	257,405	475	—	266,129
	$21,196	$1,134	$22,330	$—	$8,400,018	$18,742	$8,836	$8,449,925

(1)	Approximately $40.2 million and $16.7 million of nonaccrual loans as of September 30, 2017 and December 31, 2016, respectively, were performing pursuant to their contractual terms at those dates.

The following table shows the allowance allocation by loan classification and accrual status at September 30, 2017 and December 31, 2016 (in thousands):

			Impaired Loans
	Accruing Loans		Nonaccrual Loans		Troubled Debt Restructurings (1)		Total Allowance for Loan Losses
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Commercial real estate –mortgage	$20,790	$13,595	$—	$59	$—	$1	$20,790	$13,655
Consumer real estate – mortgage	4,562	5,874	723	688	18	2	5,303	6,564
Construction and land development	7,510	3,604	13	20	—	—	7,523	3,624
Commercial and industrial	22,878	24,648	108	77	421	18	23,407	24,743
Consumer and other	6,831	9,293	88	227	—	—	6,919	9,520
Unallocated	—	—	—	—	—	—	1,217	874
	$62,571	$57,014	$932	$1,071	$439	$21	$65,159	$58,980

(1)
Troubled debt restructurings of $15.2 million and $15.0 million as of both September 30, 2017 and December 31, 2016, respectively, are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

The following table details the changes in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016, respectively, by loan classification (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Three months ended September 30, 2017:
Balance at July 1, 2017	$16,002	$7,835	$5,126	$24,235	$7,549	$1,197	$61,944
Charged-off loans	(572)	(395)	(99)	(1,625)	(3,296)	—	(5,987)
Recovery of previously charged-off loans	169	565	716	562	269	—	2,281
Provision for loan losses	5,191	(2,702)	1,780	235	2,397	20	6,920
Balance at September 30, 2017	$20,790	$5,303	$7,523	$23,407	$6,919	$1,217	$65,159

Three months ended September 30, 2016:
Balance at July 1, 2016	$13,665	$6,540	$3,923	$25,090	$11,138	$1,056	$61,412
Charged-off loans	(80)	(336)	(231)	(3,165)	(5,072)	—	(8,884)
Recovery of previously charged-off loans	11	67	434	233	868	—	1,613
Provision for loan losses	434	623	(230)	1,399	4,150	(268)	6,108
Balance at September 30, 2016	$14,030	$6,894	$3,896	$23,557	$11,084	$788	$60,249

Nine months ended September 30, 2017:
Balance at December 31, 2016	$13,655	$6,564	$3,624	$24,743	$9,520	$874	$58,980
Charged-off loans	(581)	(663)	(99)	(3,278)	(11,687)	—	(16,309)
Recovery of previously charged-off loans	184	1,147	845	1,264	1,663	—	5,103
Provision for loan losses	7,532	(1,745)	3,153	678	7,423	343	17,384
Balance at September 30, 2017	$20,790	$5,303	$7,523	$23,407	$6,919	$1,217	$65,159

Nine months ended September 30, 2016:
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616	$537	$65,432
Charged-off loans	(276)	(714)	(231)	(5,408)	(18,627)	—	(25,257)
Recovery of previously charged-off loans	203	223	540	1,848	1,977	—	4,791
Provision for loan losses	(1,410)	165	684	3,474	12,118	251	15,282
Balance at September 30, 2016	$14,030	$6,894	$3,896	$23,557	$11,084	$788	$60,249

The following table details the allowance for loan losses and recorded investment in loans by loan classification and by impairment evaluation method as of September 30, 2017 and December 31, 2016, respectively (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
September 30, 2017
Allowance for Loan Losses:
Collectively evaluated for impairment	$20,790	$4,562	$7,510	$22,878	$6,831	$1,217	$63,788
Individually evaluated for impairment	—	741	13	529	88	—	1,371
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$20,790	$5,303	$7,523	$23,407	$6,919	$1,217	$65,159

Loans:
Collectively evaluated for impairment	$6,415,862	$2,512,565	$1,929,606	$3,961,825	$357,262		$15,177,120
Individually evaluated for impairment	12,083	11,172	2,058	8,759	263		34,335
Loans acquired with deteriorated credit quality	22,097	17,443	8,145	643	3		48,331
Total loans	$6,450,042	$2,541,180	$1,939,809	$3,971,227	$357,528		$15,259,786

December 31, 2016
Allowance for Loan Losses:
Collectively evaluated for impairment	$13,595	$5,874	$3,604	$24,648	$9,293	$874	$57,888
Individually evaluated for impairment	60	690	20	95	227	—	1,092
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total allowance for loan losses	$13,655	$6,564	$3,624	$24,743	$9,520	$874	$58,980

Loans:
Collectively evaluated for impairment	$3,188,362	$1,174,456	$906,053	$2,872,855	$265,613		$8,407,339
Individually evaluated for impairment	2,750	8,941	3,212	18,331	516		33,750
Loans acquired with deteriorated credit quality	2,384	2,520	3,408	524	—		8,836
Total loans	$3,193,496	$1,185,917	$912,673	$2,891,710	$266,129		$8,449,925

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

At September 30, 2017, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $26.3 million to current directors, executive officers, and their related entities, of which $16.7 million had been drawn upon. At December 31, 2016, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $22.6 million to directors, executive officers, and their related entities, of which approximately $14.8 million had been drawn upon. None of these loans to directors, executive officers, and their related entities were impaired at September 30, 2017 or December 31, 2016.

At September 30, 2017, Pinnacle Financial had approximately $20.4 million in commercial loans held for sale, which included loans previously held in Pinnacle Bank's commercial loan portfolio that it has elected to sell, as well as apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank, and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

Residential Lending

At September 30, 2017, Pinnacle Financial had approximately $105.0 million of mortgage loans held-for-sale compared to approximately $47.7 million at December 31, 2016. Total loan volumes sold during the nine months ended September 30, 2017 were approximately $756.7 million compared to approximately $549.4 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, Pinnacle Financial recognized $14.8 million in gains on the sale of these loans, net of commissions paid, compared to $12.9 million during the nine months ended September 30, 2016.

These mortgage loans held-for-sale are originated internally and are primarily to borrowers in Pinnacle Bank's geographic markets. These sales are typically on a mandatory basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines.

Each purchaser of a mortgage loan held-for-sale has specific guidelines and criteria for sellers of loans, and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Pinnacle Bank to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Pinnacle Bank has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan. To date, Pinnacle Bank's liability pursuant to the terms of these representations and warranties has been insignificant to Pinnacle Bank.

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $1.3 million at September 30, 2017 compared to $196,000 at September 30, 2016. No change was recorded to the unrecognized tax benefit related to uncertain tax positions in each of the three and nine month periods ended September 30, 2017 and 2016.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three months ended September 30, 2017 there were no interest and penalties recorded in the income statement and $22,000 for the nine months ended September 30, 2017, compared to no interest and penalties for the three and nine months ended September 30, 2016.

Pinnacle Financial's effective tax rate for the three and nine months ended September 30, 2017 was 35.2% and 31.9%, respectively, compared to 33.5% and 33.5% for the three and nine months ended September 30, 2016. The difference between the effective tax rate and the federal and state income tax statutory rate of 39.23% is primarily due to state excise tax expense, investments in bank qualified municipal securities, tax benefits of Pinnacle Financial's real estate investment trust subsidiary, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense and certain merger-related expenses. The impact of the adoption of ASU 2016-09 (as described in Note 1) was included in income tax expense for the three and nine months ended September 30, 2017, resulting in the recognition of $59,000 and $4.6 million, respectively, of tax benefits which reduced income tax expense. Prior to the adoption of ASU 2016-09, these tax benefits were recorded as an increase to additional paid-in-capital.

Note 7. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness.  Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2017, these commitments amounted to $5.2 billion.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At September 30, 2017, these commitments amounted to $137.3 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should Pinnacle Financial's customers default on their resulting obligation to Pinnacle Financial, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At September 30, 2017 and December 31, 2016, Pinnacle Financial had accrued $3.1 million and $1.1 million, respectively, for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management, the resolution of these claims outstanding at September 30, 2017 will not have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 8.  Stock Options and Restricted Shares

As described more fully in the Annual Report on Form 10-K, as of December 31, 2016, Pinnacle Financial has one equity incentive plan under which it is able to grant awards, the 2014 Equity Incentive Plan (2014 Plan) and has assumed the stock option plan of CapitalMark (the CapitalMark Option Plan) in connection with the CapitalMark Merger and the BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan (BNC Plan) in connection with the acquisition of BNC. In addition, awards previously granted remain outstanding under equity plans previously adopted by Pinnacle Financial's board of directors and shareholders. No new awards may be granted under plans other than the 2014 Plan, or, in the case of associates that were former associates of BNC or its subsidiaries, the BNC Plan.

Total shares available for issuance under the 2014 Plan were 703,396 shares as of September 30, 2017, inclusive of shares returned to plan reserves during the nine months ended September 30, 2017. The 2014 Plan also permits Pinnacle Financial to reissue awards currently outstanding that are subsequently forfeited, settled in cash or expired unexercised and returned to the 2014 Plan. Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further shares remain available for issuance under the CapitalMark Option Plan. Approximately 33,000 shares remain available for issuance to existing BNC associates in future periods, related to the BNC Plan. No options were assumed upon the acquisition of Magna, Avenue or BNC as all preexisting Magna, Avenue and BNC stock options were converted to cash upon acquisition.

Common Stock Options

A summary of the stock option activity within the equity incentive plans during the nine months ended September 30, 2017 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2016	550,490	$20.75	2.61	$26,728	(1)
Granted	—
Exercised (3)	(194,340)
Forfeited	—
Outstanding at September 30, 2017	356,150	$21.17	2.62	$16,305	(2)
Options exercisable at September 30, 2017	356,150	$21.17	2.62	$16,305	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $69.30 per common share at December 31, 2016 for the 550,490 options that were in-the-money at December 31, 2016.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $66.95 per common share at September 30, 2017 for the 356,150 options that were in-the-money at September 30, 2017.

(3)	Includes 750 stock options which were exercised in a stock swap transaction which settled in 277 shares of Pinnacle Financial common stock.

Compensation costs related to stock options granted under Pinnacle Financial's equity incentive plan have been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the nine months ended September 30, 2017 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2016	820,539	$36.47
Shares awarded	246,157
Conversion of previously awarded restricted share units to restricted share awards	43,680
Shares assumed in connection with acquisition of BNC	136,890
Restrictions lapsed and shares released to associates/directors	(246,144)
Shares forfeited (1)	(25,849)
Unvested at September 30, 2017	975,273	$50.53

(1)	Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

Pinnacle Financial has granted restricted share awards to associates, senior management and outside directors with a combination of time and, in the case of senior management, performance vesting criteria. The following table outlines restricted stock grants that were awarded, grouped by similar vesting criteria, during the nine months ended September 30, 2017:

Grant Year	Group (1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants (6)	Shares Unvested
Time Based Awards
2017	Associates (2)	3 - 5	232,480	358	7,638	224,484
2017	Associates (3)	3 - 5	136,690	—	—	136,690

Performance Based Awards
2017	Leadership team (4)	3	43,680	—	—	43,680

Outside Director Awards (5)
2017	Outside directors	1	13,677	2,376	796	10,505

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

(6)
These shares represent forfeitures resulting from recipients whose employment or board membership is terminated during the year-to-date period ended September 30, 2017. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination.

Restricted Share Units

The following table details the restricted share unit awards outstanding at September 30, 2017:

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

(2)
Restricted share unit awards granted in 2017, 2016 and 2015 will be earned if certain performance targets are achieved. Additional forfeiture restrictions may lapse based on Pinnacle Financial's attainment of certain soundness thresholds in future periods and thereafter the unit awards will be settled in shares of Pinnacle Financial common stock.

(3)	Restrictions on half of the shares previously converted to RSAs will lapse commensurate with the filing of the Form 10-K for the year ended December 31, 2017 and 2018, respectively.

Stock compensation expense related to restricted share awards and restricted share units for the three and nine months ended September 30, 2017 was $5.8 million and $14.4 million, respectively, compared to $2.6 million and $8.1 million, respectively, for the three and nine months ended September 30, 2016. Included in the above three and nine months ended September 30, 2017 stock compensation expense was $1.4 million and $2.9 million, respectively, of stock-based compensation expense incurred as a result of change-in-control provisions applicable to assumed BNC equity-based awards that was recorded as merger-related expense.

Note 9. Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current period earnings.

Non-hedge derivatives

Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps are derivatives, but are not designated as hedging instruments. A summary of Pinnacle Financial's interest rate swaps related to customers as of September 30, 2017 and December 31, 2016 is included in the following table (in thousands):

	September 30, 2017		December 31, 2016
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$770,359	$15,659	$666,572	$16,004
Pay variable / receive fixed swaps	770,359	(15,773)	666,572	(16,138)
Total	$1,540,718	$(114)	$1,333,144	$(134)

Hedge derivatives

Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. A summary of Pinnacle Financial's cash flow hedge relationships as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

					September 30, 2017		December 31, 2016
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term (1)	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income
Interest Rate Swap	$33,000	3 month LIBOR	2.265%	April 2016-April 2020	$(494)	$(300)	$(727)	$(442)
Interest Rate Swap	33,000	3 month LIBOR	2.646%	April 2016-April 2022	(1,164)	(707)	(1,304)	(792)
Interest Rate Swap	33,000	3 month LIBOR	2.523%	Oct. 2016-Oct. 2020	(823)	(500)	(1,081)	(657)
Interest Rate Swap	33,000	3 month LIBOR	2.992%	Oct. 2017-Oct. 2021	(1,390)	(845)	(1,200)	(729)
Interest Rate Swap	34,000	3 month LIBOR	3.118%	April 2018-July 2022	(1,482)	(901)	(1,222)	(743)
Interest Rate Swap	34,000	3 month LIBOR	3.158%	July 2018- Oct. 2022	(1,454)	(884)	(1,198)	(728)
	$200,000				$(6,807)	$(4,137)	$(6,732)	$(4,091)

(1)	No cash will be exchanged prior to the beginning of the term.

Pinnacle Financial has interest rate swap agreements designated as cash flow hedges intended to protect against the variability of cash flows on selected LIBOR-based loans. The swaps hedge the interest rate risk, wherein Pinnacle Financial receives a fixed rate of interest from a counterparty and pays a variable rate, based on one month LIBOR. The swaps were entered into with a counterparty that met Pinnacle Financial's credit standards and the agreements contain collateral provisions protecting the at-risk party. The following outlines the interest rate swap agreements in place at September 30, 2017 and December 31, 2016 (in thousands):

					September 30, 2017		December 31, 2016
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term	Asset/ (Liabilities)	Unrealized Gain in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income
Interest Rate Swap (1)	$27,500	2.090%	1 month LIBOR	July 2014 - July 2021	$—	$—	$395	$240
Interest Rate Swap (1)	25,000	2.270%	1 month LIBOR	July 2014 - July 2022	—	—	610	371
Interest Rate Swap (1)	27,500	2.420%	1 month LIBOR	July 2014 - July 2023	—	—	874	531
Interest Rate Swap (1)	30,000	2.500%	1 month LIBOR	July 2014 - July 2024	—	—	900	547
Interest Rate Swap (1)	15,000	1.470%	1 month LIBOR	Aug. 2015-Aug. 2020	—	—	(75)	(46)
	$125,000				$—	$—	$2,704	$1,643

(1)
Each of these swaps were terminated via cash settlement in the second quarter of 2017. As a result of terminating these contracts in the second quarter of 2017, Pinnacle Financial began recognizing a gain of $3.1 million over the original terms of these agreements.

The cash flow hedges were determined to be fully effective during the periods presented. Therefore, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in other assets or other liabilities with changes in fair value recorded in accumulated other comprehensive (loss) income, net of tax. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive (loss) income would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Other than the interest rate swaps agreements terminated in the second quarter of 2017, Pinnacle Financial expects the hedges to remain fully effective during the remaining terms of the swaps. Pinnacle Financial does not expect any amounts to be reclassified from accumulated other comprehensive (loss) income related to these swaps over the next twelve months.

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

The following tables present financial instruments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands:

September 30, 2017	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$30,978	$—	$30,978	$—
U.S. government agency securities	161,082	—	161,082	—
Mortgage-backed securities	1,618,799	—	1,618,799	—
State and municipal securities	756,725	—	756,725	—
Agency-backed securities	184,760	—	184,760	—
Corporate notes and other	115,284	24,616	103,221	—
Total investment securities available-for-sale	$2,867,628	$24,616	$2,855,565	$—
Other investments	28,477	—	—	28,477
Other assets	12,604	—	12,604	—
Total assets at fair value	$2,908,709	$24,616	$2,868,169	$28,477

Other liabilities	$15,519	$—	$15,519	$—
Total liabilities at fair value	$15,519	$—	$15,519	$—

December 31, 2016
Investment securities available-for-sale:
U.S. treasury securities	$250	$—	$250	$—
U.S. government agency securities	21,769	—	21,769	—
Mortgage-backed securities	976,626	—	976,626	—
State and municipal securities	212,720	—	212,720	—
Agency-backed securities	78,580	—	78,580	—
Corporate notes and other	8,601	—	8,601	—
Total investment securities available-for-sale	1,298,546	—	1,298,546	—
Other investments	10,478	—	—	10,478
Other assets	13,340	—	13,340	—
Total assets at fair value	$1,322,364	$—	$1,311,886	$10,478

Other liabilities	$15,758	$—	$15,758	$—
Total liabilities at fair value	$15,758	$—	$15,758	$—

The following table presents assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the year-to-date period then ended
Other real estate owned	$24,339	$—	$—	$24,339	$(72)
Nonaccrual loans, net (1)	52,480	—	—	52,480	(4,905)
Total	$76,819	$—	$—	$76,819	$(4,977)

December 31, 2016
Other real estate owned	$6,090	$—	$—	$6,090	$(135)
Nonaccrual loans, net (1)	26,506	—	—	26,506	(7,173)
Total	$32,596	$—	$—	$32,596	$(7,308)

(1) Amount is net of valuation allowance of $932,000 and $1.1 million at September 30, 2017 and December 31, 2016, respectively, as required by ASC 310-10, "Receivables."

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three and nine months ended September 30, 2017, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2017 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2017		2016		2017		2016
	Other assets	Other liabilities	Other assets	Other liabilities	Other assets	Other liabilities	Other assets	Other liabilities
Fair value, beginning of period	$27,850	$—	$10,380	$—	$10,478	$—	$9,764	$—
Total realized gains included in income	188	—	59	—	625	—	395	—
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—	—	—	—	—
Acquired	—	—	—	—	17,062	—	—	—
Purchases	815	—	493	—	1,584	—	1,063	—
Issuances	—	—	—	—	—	—	—	—
Settlements	(376)	—	(626)	—	(1,272)	—	(916)	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value, end of period	$28,477	—	10,306	$—	$28,477	$—	$10,306	$—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$188	$—	$59	$—	$625	$—	$395	$—

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2017 and December 31, 2016. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) advances, subordinated debt and other borrowings - The fair value of demand deposits, savings deposits and securities sold under agreements to repurchase are derived from a selection of market transactions reflecting our peer group. Fair values for certificates of deposit, FHLB advances and subordinated debt are estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.

Off-balance sheet instruments - The fair values of Pinnacle Financial's off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to Pinnacle Financial until such commitments are funded.

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at September 30, 2017 and December 31, 2016.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

(in thousands) September 30, 2017	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$20,848	$21,022	$—	$21,022	$—
Loans, net	15,194,627	14,748,141	—	—	14,748,141
Mortgage loans held-for-sale	105,032	106,545	—	106,545	—
Loans held-for-sale	20,385	20,675	—	20,675	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	15,919,142	15,441,568	—	—	15,441,568
Federal Home Loan Bank advances	1,623,947	1,623,238	—	—	1,623,238
Subordinated debt and other borrowings	465,461	448,022	—	—	448,022

Off-balance sheet instruments:
Commitments to extend credit (2)	5,209,747	2,279	—	—	2,279
Standby letters of credit (3)	137,277	785	—	—	785

December 31, 2016
Financial assets:
Securities held-to-maturity	$25,251	$25,233	$—	$25,233	$—
Loans, net	8,390,944	8,178,982	—	—	8,178,982
Mortgage loans held for sale	70,298	70,480	—	70,480	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	8,845,014	8,579,664	—	—	8,579,664
Federal Home Loan Bank advances	406,304	406,491	—	—	406,491
Subordinated debt and other borrowings	350,768	328,049	—	—	328,049

Off-balance sheet instruments:
Commitments to extend credit (2)	3,374,269	383	—	—	383
Standby letters of credit (3)	131,418	740	—	—	740

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at September 30, 2017 and December 31,

2016, Pinnacle Financial included in other liabilities $2.3 million and $383,000, respectively, representing the inherent risks associated with these off-balance sheet commitments.

(3)
At September 30, 2017 and December 31, 2016, the fair value of Pinnacle Financial's standby letters of credit was $785,000 and $740,000, respectively. This amount represents the unamortized fee associated with these standby letters of credit and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value. This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 11. Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years. During the nine months ended September 30, 2017, Pinnacle Bank paid $38.1 million in dividends to Pinnacle Financial. Since the first quarter of 2016, Pinnacle Financial has paid a quarterly common stock dividend of $0.14 per share. The amount and timing of all future dividend payments by Pinnacle Financial, if any, is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including then applicable regulatory capital requirements, as they become known to Pinnacle Financial and Pinnacle Bank's ability to pay dividends to Pinnacle Financial.

Pinnacle Financial and Pinnacle Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and Pinnacle Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Pinnacle Financial's and Pinnacle Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets, Tier I capital to risk-weighted assets, total risk-based capital to risk-weighted assets and of Tier 1 capital to average assets.

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for Pinnacle Financial on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The Basel III rules, also establish a capital conservation buffer of 2.5% (to be phased in over three years) above the regulatory minimum risk-based capital ratios. The capital conservation buffer was phased in beginning in January 2016 at 0.625% and is increasing each year by a like percentage until fully implemented in January 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes, as of September 30, 2017, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2017
Total capital to risk weighted assets:
Pinnacle Financial	$2,242,099	12.3%	$1,453,181	8.0%	NA	NA
Pinnacle Bank	$2,129,643	11.8%	$1,449,329	8.0%	$1,811,661	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$1,703,298	9.4%	$1,089,886	6.0%	NA	NA
Pinnacle Bank	$1,933,754	10.7%	$1,086,997	6.0%	$1,449,329	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$1,703,175	9.4%	$817,414	4.5%	NA	NA
Pinnacle Bank	$1,933,631	10.7%	$815,247	4.5%	$1,177,580	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$1,703,298	8.9%	$769,125	4.0%	NA	NA
Pinnacle Bank	$1,933,754	10.1%	$767,531	4.0%	$959,414	5.0%
(*) Average assets for the above calculations were based on the most recent quarter.

Note 12.  Subordinated Debt and Other borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities. Additionally, Pinnacle Financial has entered into certain other subordinated debt agreements and a revolving credit facility as outlined below and, with respect to the legacy Pinnacle Financial indebtedness, as fully described in its Annual Report on Form 10-K (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at September 30, 2017	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	4.12%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	2.74%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	2.99%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	4.17%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	4.55%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	4.15%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	3.70%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	3.04%	30-day LIBOR + 1.70%
Valley Financial Trust I	August 5, 2005	September 30, 2035	4,124	4.43%	30-day LIBOR + 3.10%
Valley Financial Trust II	June 6, 2003	June 26, 2033	7,217	2.74%	30-day LIBOR + 1.49%
Valley Financial Trust III	September 26, 2005	December 15, 2035	5,155	3.04%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	December 15, 2006	January 30, 2037	10,310	2.84%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed (2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (3)
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed
BNC Subordinated Note	October 15, 2013	October 15, 2023	10,530	6.04%	30-day LIBOR + 5.00% (4)

Other Borrowings
Revolving credit facility (5)	March 29, 2016	March 27, 2018	—	—

Debt issuance costs and fair value adjustments			(8,064)
Total subordinated debt and other borrowings			$465,461
______________________
(1) Migrates to three month LIBOR + 3.128% beginning July 30, 2020 through the end of the term.
(2) Migrates to three month LIBOR + 4.95% beginning January 1, 2020 through the end of the term.

(3) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(4) Coupon structure includes a floor of 5.0% and a cap of 9.5%
(5) Borrowing capacity on the revolving credit facility is $75.0 million. At September 30, 2017, there was no outstanding balance under this facility.

As reflected in the table above, Pinnacle Financial assumed BNC's obligations under its outstanding $60.0 million principal amount of subordinated notes issued in September 2014 that mature in October 2024. These notes bear interest at a rate of 5.5% per annum until September 30, 2019 and may not be repaid prior to that date. Beginning on October 1, 2019, if not redeemed on that date, these notes will bear interest at a floating rate equal to the three-month LIBOR determined on the determination date of the applicable interest period plus 359 basis points. Pinnacle Financial also assumed BNC's obligations under its outstanding subordinated note with a principal balance of $10.6 million as of December 31, 2016. This note bears interest at a variable rate of 30-day LIBOR plus 5.00% per annum, with a floor of 5.00% and a cap of 9.50%, and has a maturity date of October 15, 2023. The interest rate for this subordinated note was 5.61% at December 31, 2016. The $50.5 million in aggregate principal amount of subordinated debentures issued by trust affiliates of BNC in connection with the issuance of trust preferred securities was also assumed in connection with Pinnacle Financial's merger with BNC.

Upon consummation of the merger with BNC, Pinnacle Financial's total assets were in excess of $15.0 billion as a result of a merger, which caused the subordinated debentures Pinnacle Financial and BNC have issued in connection with prior trust preferred securities offerings to cease to qualify as Tier 1 capital under applicable banking regulations. Though these securities no longer qualify as Tier 1 capital from and after the closing of the merger, Pinnacle Financial believes these subordinated debentures continue to qualify as Tier 2 capital.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at September 30, 2017 and December 31, 2016 and our results of operations for the three and nine months ended September 30, 2017 and 2016.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

Our diluted net income per common share for the three and nine months ended September 30, 2017 was $0.83 and $2.46 compared to $0.71 and $2.12 for the same periods in 2016. At September 30, 2017, loans had increased to $15.26 billion, as compared to $8.45 billion at December 31, 2016, and total deposits increased to $15.79 billion at September 30, 2017 from $8.76 billion at December 31, 2016. The comparability of our financial condition and performance has been impacted by the July 1, 2016 acquisition of Avenue Financial Holdings, Inc. (Avenue) and the June 16, 2017 acquisition of BNC Bancorp (BNC).

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

We acquired Avenue and its bank subsidiary Avenue Bank on July 1, 2016. At the acquisition date, Avenue had net assets valued at $81.7 million, including loans of $952.5 million and deposits valued at $966.7 million. The Avenue acquisition further expanded our franchise into our Tennessee market. We acquired BNC on June 16, 2017. At the acquisition date, BNC's net assets were preliminarily fair valued at $607.3 million, including loans valued at $5.60 billion and deposits valued at $6.21 billion. This acquisition expanded our footprint into the Carolinas and Virginia.

Our merger with BNC was consummated on June 16, 2017. Each holder of BNC common stock (including restricted shares) received 0.5235 shares of Pinnacle Financial's common stock for each share of BNC common stock held by each shareholder on the closing date. We issued 27,687,100 shares of common stock and paid cash consideration of approximately $129,000, related to fractional shares, to the BNC shareholders. Included in the common stock issued were 136,890 assumed shares of unvested restricted stock that will continue to vest over their original contractual terms. The fair value of these awards was $9.2 million, with $5.4 million attributable to precombination services provided by the recipients prior to the merger, that accordingly was included as merger consideration.

Results of Operations.  Our net interest income increased to $173.2 million and $368.6 million for the three and nine months ended September 30, 2017, respectively, compared to $86.6 million and $235.6 million for the same periods in the prior year, representing increases of $86.6 million and $133.0 million, respectively. The net interest margin (the ratio of net interest income to average earning assets) for the three and nine months ended September 30, 2017 was 3.87% and 3.75%, respectively, compared to 3.60% and 3.69%, respectively, for the same periods in 2016.

Our provision for loan losses was $6.9 million and $17.4 million, respectively, for the three and nine months ended September 30, 2017 compared to $6.1 million and $15.3 million for the same periods in 2016. Net charge-offs were $3.7 million and $11.2 million, respectively, for the three and nine months ended September 30, 2017, compared to $7.3 million and $20.5 million, respectively, for the same periods in 2016. Provision expense for both periods was negatively impacted by charge-offs realized in our consumer portfolio, primarily related to non-prime automobile loans.
Our allowance for loan losses as a percentage of total loans decreased from 0.70% at December 31, 2016 to 0.43% at September 30, 2017. The decrease in the allowance as a percentage of loans is primarily attributable to the acquired BNC loan portfolio being accounted for at its fair value as of the merger date. For the BNC loan portfolio, a preliminary fair value discount of $181.4 million was determined as of the acquisition date. At September 30, 2017, the remaining fair value discount for all acquired portfolios (inclusive of BNC) was $182.4 million. For loans acquired in connection with our mergers, the calculation of the allowance for loan losses subsequent to the acquisition date is consistent with that utilized for legacy Pinnacle Financial loans. Our accounting policy is to compare the computed allowance for loan losses on purchased loans to the remaining fair value adjustment at the individual loan level. Generally the fair value adjustments are expected to accrete to interest income over the remaining expected life of the underlying loan agreements and decrease proportionately with the related loan balance. However, if the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a provision for loan losses. Additional provisioning for purchased portfolios results from credit deterioration on the individual loan or from increased borrowings on loans and lines that existed as of the acquisition date. Should a loan with a remaining fair value discount be paid off prior to maturity, the remaining fair value discount is recognized as interest income. As more fully discussed in the Critical Accounting Policies below, our allowance for loan loss methodology was modified during the quarter ended September 30, 2017.

Noninterest income increased by $11.3 million and $18.2 million, respectively, during the three and nine months ended September 30, 2017, compared to the same periods in 2016. Income from equity method investment was $8.9 million and $25.5 million, respectively, for the three and nine months ended September 30, 2017 compared to $8.5 million and $23.3 million for the same periods in the prior year. The nine months ended September 30, 2017, included nine months of earnings from BHG at a 49% ownership level compared to two months of earnings from BHG at a 30% ownership level and seven months of earnings at the 49% ownership level for the nine months ended September 30, 2016. Gains on mortgage loans sold increased $866,000 and $1.9 million over the three and nine month periods in the prior year due to the expanded footprint and continued strength in the local housing economy and continued favorable refinancing market conditions. The additional growth within noninterest income was attributable to increased loan swap fees and gains on bank owned life insurance, as well as increased contributions from our fee-based businesses such as investments, insurance and trust.
Noninterest expense increased by $46.2 million and $70.1 million during the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, and reflects the impact of our July 1, 2016 acquisition of Avenue and June 16, 2017 acquisition of BNC, resulting in increased salaries and employment benefits, intangible amortization and merger-related charges. Our associate base has expanded from 1,177.5 full-time equivalent associates at September 30, 2016 to 2,194.5 full-time equivalent associates at September 30, 2017, due to both opportunistic hires and our acquisition of Avenue and BNC. At September 30, 2017, approximately 947 full-time equivalent associates were deployed in the former BNC footprint.
During the three and nine months ended September 30, 2017, Pinnacle Financial recorded income tax expense of $35.1 million and $68.8 million, respectively, compared to $16.3 million and $45.9 million for the three and nine months ended September 30, 2016.  Pinnacle Financial's effective tax rate for the three and nine months ended September 30, 2017 was 35.2% and 31.9%, respectively, compared to 33.5% and 33.5%, respectively, for the three and nine months ended September 30, 2016. Pinnacle Financial's effective tax rate differs from the combined federal and state income tax statutory rate primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with bank-owned life insurance and tax savings from our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense and certain merger-related expenses. We also recorded tax benefits associated with our equity-based compensation program pursuant to the adoption of ASU 2016-09 for the three and nine months ended September 30, 2017, resulting in the recognition of $59,000 and $4.6 million, respectively, of tax benefits. Prior to the adoption of ASU 2016-09, these tax benefits were recorded in the statement of stockholders' equity directly to additional paid-in-capital.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 50.8% and 51.1% for the three and nine months ended September 30, 2017, compared to 53.7% and 53.3% for the same periods in 2016. Net income for the three and nine months ended September 30, 2017 was $64.4 million and $147.2 million, respectively, compared to $32.4 million and $91.1 million for the same periods in 2016.
Financial Condition.  Reflecting a combination of organic growth and our acquisition of BNC, net loans increased $6.81 billion, or 80.6%, during the nine months ended September 30, 2017, when compared to December 31, 2016. Similarly, total deposits were $15.79 billion at September 30, 2017, compared to $8.76 billion at December 31, 2016, an increase of $7.03 billion. At September 30, 2017, our capital ratios, including our bank's capital ratios, exceeded those levels necessary to be considered well-capitalized under applicable regulatory guidelines. See Note 11. Regulatory Matters in the Consolidated Financial Statements.
From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At September 30, 2017, we had approximately $47.1 million of cash at the holding company, substantially all of which could be used to support our bank. We have established a line of credit with another bank that can be utilized to provide up to $75 million of additional capital support to Pinnacle Bank, if needed.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016 with the exception of changes to our policy for determining the allowance for loan losses which has been adjusted to better align the allowance with the current economic cycle and is described below.

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

Our allowance for loan loss assessment methodology was modified in the quarter ended September 30, 2017 to (i) extend the lookback period from 24 quarters to a period beginning January 1, 2006 to better capture a complete economic cycle, (ii) eliminate the use of risk ratings in the calculation of the loss rate and instead focus on risk by loan type and (iii) expand the economic variables used in the qualitative assessment to incorporate our expanded footprint. We also eliminated the use of a loss emergence period in light of the minimal population of losses available to evaluate that were previously being extrapolated to the full population of loans, and shifted the focus of our analysis to more of a quantitative model. There was no material impact on the adoption of the change in the allowance for loan loss assessment methodology.

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

The ASC 450-20 component of the allowance for loan losses begins with a historical loss rate calculation for each loan pool with similar risk characteristics. The losses realized over a rolling four-quarter cycle are utilized to determine an annual loss rate for each loan pool for each quarter-end in our look-back period. The look-back period in our loss rate calculation begins with January 2006, as we believe this period is representative of an economic cycle. The loss rates for each category are then averaged and applied to the end of period loan portfolio balances to determine estimated losses. The loss rates provide a quantitative estimate of credit losses inherent in our end of period loan portfolio based on our actual loss experience.

The estimated loan loss allocation for all loan segments also considers management's estimate of probable losses for a number of qualitative factors that have not been considered in the quantitative analysis. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management, but measured by objective measurements period over period.  The data for each measurement may be obtained from internal or external sources.  The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting factor is applied to the non-impaired loan portfolio.  This amount represents estimated probable inherent credit losses which exist, but have not yet been identified either in our risk rating or impairment process, as of the balance sheet date, and is based upon quarterly trend assessments in portfolio concentrations, policy exceptions, economic conditions, associate retention, independent loan review results, collateral considerations, credit quality, competition and regulatory requirements, enterprise wide risk assessments, and peer group credit quality. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors.

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

Results of Operations
The following is a summary of our results of operations (dollars in thousands, except per share data):

	Three months ended September 30,		2017 - 2016 Percent	Nine months ended September 30,		2017 - 2016 Percent
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Interest income	$202,167	$97,380	107.6%	$428,053	$262,116	63.3%
Interest expense	28,985	10,745	169.8%	59,477	26,535	124.1%
Net interest income	173,182	86,635	99.9%	368,576	235,581	56.5%
Provision for loan losses	6,920	6,108	13.3%	17,384	15,282	13.8%
Net interest income after provision for loan losses	166,262	80,527	106.5%	351,192	220,299	59.4%
Noninterest income	42,977	31,692	35.6%	108,415	90,261	20.1%
Noninterest expense	109,736	63,526	72.7%	243,587	173,521	40.4%
Net income before income taxes	99,503	48,693	104.3%	216,020	137,039	57.6%
Income tax expense	35,060	16,316	114.9%	68,839	45,911	49.9%
Net income	$64,443	$32,377	99.0%	$147,181	$91,128	61.5%

Basic net income per common share	$0.84	$0.71	18.3%	$2.48	$2.16	14.8%

Diluted net income per common share	$0.83	$0.71	16.9%	$2.46	$2.12	16.0%

Net Interest Income.   Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $173.2 million and $368.6 million, respectively, for the three and nine months ended September 30, 2017, an increase of $86.6 million and $133.0 million from the levels recorded in the same periods of 2016. We were able to increase net interest income during the three and nine months ended September 30, 2017 compared to the same periods in 2016 due primarily to our focus on growing our loan portfolio both organically and by acquisition; this growth was partially offset by our increased funding costs. Average loans for the three and nine months ended September 30, 2017 were 82.4% and 52.2% greater than average balances for the same periods in 2016.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$15,016,642	$183,842	4.91%	$8,232,963	$90,090	4.43%
Securities:
Taxable	2,080,512	12,066	2.30%	1,010,090	5,012	1.97%
Tax-exempt (2)	660,981	4,620	3.72%	222,883	1,545	3.70%
Federal funds sold and other	379,769	1,639	1.71%	328,158	733	0.89%
Total interest-earning assets	18,137,904	$202,167	4.50%	9,794,094	$97,380	3.98%
Nonearning assets
Intangible assets	1,860,282			590,348
Other nonearning assets	1,213,273			499,105
Total assets	$21,211,459			$10,883,547

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$2,658,733	$3,368	0.50%	$1,437,196	$985	0.27%
Savings and money market	6,727,136	10,725	0.63%	3,808,388	4,003	0.42%
Time	2,488,756	5,010	0.80%	904,307	1,638	0.72%
Total interest-bearing deposits	11,874,625	19,103	0.64%	6,149,891	6,626	0.43%
Securities sold under agreements to repurchase	160,726	148	0.37%	87,067	51	0.23%
Federal Home Loan Bank advances	1,059,032	3,959	1.48%	583,724	1,280	0.87%
Subordinated debt and other borrowings	473,805	5,775	4.84%	266,934	2,788	4.15%
Total interest-bearing liabilities	13,568,188	28,985	0.85%	7,087,616	10,745	0.60%
Noninterest-bearing deposits	3,953,855	—	—%	2,304,533	—	—%
Total deposits and interest-bearing liabilities	17,522,043	$28,985	0.66%	9,392,149	$10,745	0.46%
Other liabilities	34,387			48,958
Stockholders' equity	3,655,029			1,442,440
Total liabilities and shareholders' equity	$21,211,459			$10,883,547
Net interest income		$173,182			$86,635
Net interest spread (3)			3.65%			3.38%
Net interest margin (4)			3.87%			3.60%

(1)  Average balances of nonaccrual loans are included in the above amounts.
(2) Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)  Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended September 30, 2017 would have been 3.84% compared to a net interest spread of 3.53% for the three months ended September 30, 2016.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$11,154,340	$389,379	4.73%	$7,327,519	$241,538	4.48%
Securities:
Taxable	1,593,590	26,765	2.25%	901,059	14,051	2.08%
Tax-exempt (2)	404,756	8,533	3.78%	196,340	4,481	4.09%
Federal funds sold and other	300,552	3,376	1.50%	303,996	2,046	0.90%
Total interest-earning assets	13,453,238	$428,053	4.34%	8,728,914	$262,116	4.04%
Nonearning assets
Intangible assets	1,075,109			490,804
Other nonearning assets	830,337			465,156
Total assets	$15,358,684			$9,684,874

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$2,206,934	$7,774	0.47%	$1,398,494	$2,820	0.27%
Savings and money market	5,043,033	21,175	0.56%	3,299,102	9,974	0.40%
Time	1,498,114	9,267	0.83%	743,882	3,820	0.69%
Total interest-bearing deposits	8,748,081	38,216	0.58%	5,441,478	16,614	0.41%
Securities sold under agreements to repurchase	113,687	277	0.33%	73,821	139	0.25%
Federal Home Loan Bank advances	560,121	6,347	1.52%	540,360	3,073	0.76%
Subordinated debt and other borrowings	401,814	14,637	4.87%	218,424	6,709	4.10%
Total interest-bearing liabilities	9,823,703	59,477	0.81%	6,274,083	26,535	0.56%
Noninterest-bearing deposits	3,050,640	—	—%	2,090,165	—	—%
Total deposits and interest-bearing liabilities	12,874,343	$59,477	0.62%	8,364,248	$26,535	0.42%
Other liabilities	20,486			27,295
Stockholders' equity	2,463,855			1,293,331
Total liabilities and shareholders' equity	$15,358,684			$9,684,874
Net interest income		$368,576			$235,581
Net interest spread (3)			3.53%			3.48%
Net interest margin (4)			3.75%			3.69%

(1)  Average balances of nonaccrual loans are included in the above amounts.
(2) Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)  Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the nine months ended September 30, 2017 would have been 3.72% compared to a net interest spread of 3.62% for the nine months ended September 30, 2016.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three and nine months ended September 30, 2017, our net interest margin was 3.87% and 3.75%, respectively, compared to 3.60% and 3.69% for the three and nine months ended September 30, 2016, respectively. Although our net interest margin for the three and nine month periods ended September 30, 2017, was positively impacted by increases in earning assets, these increases were partially offset by increases in our total funding costs. Increased levels of on balance sheet liquidity also negatively impacted our net interest margin in the current year periods. The expansion of our earning asset yields was driven in part by the impact of recent Federal funds rate increases, which positively impacted our floating and variable rate loan and investment portfolios. With our expected continued growth, we anticipate our net interest income will likely increase over the next several quarters. The application of fair value accounting on the BNC accounts we acquired also positively impacted our net interest margin in the second and third quarters of 2017 but this should lessen in future periods.

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

Provision for Loan Losses.   The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio. Our allowance for loan losses as a percentage of total loans decreased from 0.70% at December 31, 2016 to 0.43% at September 30, 2017, largely driven by the acquired BNC loan portfolio which was recorded at fair value at the acquisition date.

The provision for loan losses amounted to $6.9 million and $17.4 million, respectively, for the three and nine months ended September 30, 2017 compared to $6.1 million and $15.3 million, respectively, for the three and nine months ended September 30, 2016. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs. Provision expense in the most recent period continued to be negatively impacted by charge-offs realized in our consumer portfolio, primarily related to non-prime automobile loans.

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

The following is a summary of our noninterest income for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three months ended September 30,		2017 - 2016 Percent	Nine months ended September 30,		2017 - 2016 Percent
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$5,921	$3,778	56.7%	$13,955	$10,651	31.0%
Investment services	3,660	2,592	41.2%	9,592	7,437	29.0%
Insurance sales commissions	2,124	1,233	72.3%	5,444	4,132	31.8%
Gains on mortgage loans sold, net	5,963	5,097	17.0%	14,786	12,886	14.7%
Gain on sale of investment securities, net	—	—	NA	—	—	NA
Income from equity method investment	8,937	8,475	5.5%	25,515	23,267	9.7%
Trust fees	2,636	1,523	73.1%	6,018	4,595	31.0%
Other noninterest income:
Interchange and other consumer fees	7,393	6,464	14.4%	21,102	18,051	16.9%
Bank-owned life insurance	2,623	955	174.7%	5,117	2,595	97.2%
Loan swap fees	1,011	859	17.7%	1,608	3,370	(52.3)%
Other noninterest income	2,709	716	278.4%	5,278	3,276	61.1%
Total other noninterest income	13,736	8,994	52.7%	33,105	27,292	21.3%
Total noninterest income	$42,977	$31,692	35.6%	$108,415	$90,260	20.1%

The increase in service charges on deposit accounts in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three and nine months ended September 30, 2017, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, increased by $1.1 million and $2.2 million as compared to the three and nine months ended September 30, 2016. At September 30, 2017 and 2016, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $3.0 billion and $2.1 billion, respectively, in brokerage assets. Revenues from the sale of insurance products by our insurance subsidiaries for the three and nine months ended September 30, 2017 were up approximately $890,000 and $1.3 million when compared to the three and nine months ended September 30, 2016. Included in insurance revenues for the three and nine months ended September 30, 2017 was $652,000 of contingent income received based on 2016 sales production and improved claims experience compared to $475,000 recorded in the same period in the prior year. Additionally, at September 30, 2017, our trust department was receiving fees on approximately $1.9 billion of managed assets compared to $978.3 million at September 30, 2016, reflecting organic growth and the $488.2 million in assets we added with the BNC merger. The growth in our wealth management businesses is attributable to our expanded associate base and distribution platform in our new markets.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $6.0 million and $14.8 million for the three and nine months ended September 30, 2017 as compared to $5.1 million and $12.9 million for the same periods in the prior year, reflecting our expanded operations.

Income from equity-method investment is comprised solely of income from our 49% equity-method investment in BHG.  We acquired a 30% investment during the first quarter of 2015 and subsequently increased our investment to 49% in the first quarter of 2016. Income from this equity-method investment was $8.9 million and $25.5 million, respectively, for the three and nine months ended September 30, 2017 compared to $8.5 million and $23.3 million for the same periods last year. Income from equity-method investment is recorded net of associated expenses, including amortization expense associated with customer lists and other intangible assets of $832,000 and $2.5 million, respectively, for the three and nine months ended September 30, 2017 compared to $1.5 million and $2.4 million, respectively, for the three and nine months ended September 30, 2016. At September 30, 2017, there were $14.3 million of these intangible assets which will be amortized in lesser amounts over the next 18 years.  Also included in income from equity-method investment, is accretion income associated with the fair valuation of certain of BHG's liabilities of $758,000 and $2.3 million, respectively, for the three and nine months ended September 30, 2017, compared to $599,000 and $1.8 million, respectively, for the three and nine months ended September 30, 2016. At September 30, 2017, there were $11.0 million of these liabilities which will be accreted into income in lesser amounts over the next 9 years.

As our ownership interest in BHG is 49%, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity method investment in noninterest income.  For the three and nine months ended September 30, 2017, BHG reported $42.0 million and $113.2 million, respectively, in revenues, net of substitution losses of $9.1 million and $31.9 million, respectively, compared to revenues of $37.6 million and $108.2 million, respectively, for the three and nine months ended September 30, 2016, net of substitution losses of $6.4 million and $16.4 million, respectively.

•
Approximately $33.5 million and $89.6 million, respectively, of BHG's revenues for the three and nine months ended September 30, 2017 related to gains on the sale of commercial loans BHG had previously issued to doctor, dentist and other medical practices compared to $27.7 million and $73.9 million, respectively, for the three and nine months ended September 30, 2016. BHG refers to this activity as its core product. BHG typically funds these loans from cash reserves on its balance sheet. Subsequent to origination, these core product loans are sold by BHG with limited or no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan. The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments.  BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. At September 30, 2017, there were $1.4 billion in core product loans previously sold by BHG that were being actively serviced by BHG's bank network of purchasers.

Traditionally, BHG, at its sole option, may also provide purchasers of these core product loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. This substitution is subject to the purchaser having adhered to the standards of its purchase agreement with BHG. Additionally, all substitutions are subject to the approval by BHG's board of managers. As a result, the reacquired loans are deemed purchase credit impaired and recorded on BHG's balance sheet at the net present value of the loan's anticipated cash flows.  BHG will then initiate collection efforts and attempt to restore the reacquired loan to performing status. Substitution losses are recorded as a contra revenue account and reduce total revenues discussed above. BHG maintained a liability as of September 30, 2017 and 2016 of $63.9 million and $39.9 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution.

•
BHG will maintain loans on its balance sheet for a period of time prior to sale or transfer to a purchaser. BHG also has an investment portfolio on which it earns interest and dividend income. Net interest income and fees associated with this activity amounted to $5.0 million and $13.8 million, respectively, for the three and nine months ended September 30, 2017, as compared to $4.2 million and $15.5 million, respectively, for same periods in the prior year.

•
Additionally, BHG will also refer loans to other financial institutions and, based on an agreement with the institution, earn a fee for doing so. Typically, these are loans that BHG believes would either be classified as consumer-type loans rather than commercial loans, the loans fail to meet the credit underwriting standards of BHG but another institution will accept the loans or these are loans to borrowers in certain geographic locations where BHG has elected not to do business. For the three and nine months ended September 30, 2017, BHG recognized fee income of $1.9 million and $5.8 million, respectively, as compared to $3.5 million and $9.6 million, respectively, for the same periods in the prior year related to these activities.

During the three and nine months ended September 30, 2017, Pinnacle Financial and Pinnacle Bank received $4.5 million and $19.4 million, respectively, in dividends in the aggregate from BHG compared to $5.0 million and $26.8 million, respectively for the three and nine months ended September 30, 2016. These dividends reduced the carrying amount of our investment in BHG while earnings from BHG increased the carrying amount of our investment in BHG. Our proportionate share of earnings from BHG are included in our consolidated tax return. Profits from intercompany transactions are eliminated. Earnings from BHG will fluctuate from period-to-period.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, and other noninterest income items. Interchange revenues increased in the three and nine months ended September 30, 2017 as a result of an increase in the number of cards being used as compared to the comparable periods in 2016. Interchange revenues increased year-over-year, but were negatively impacted by the Durbin amendment which was applicable to us beginning on July 1, 2017. We estimate that the Durbin amendment negatively impacted our noninterest income by approximately $1.8 million to $2.0 million in the third quarter of 2017. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $2.6 million and $5.1 million, respectively, for the three and nine months ended September 30, 2017 compared to $955,000 and $2.6 million, respectively, for the three and nine months ended September 30, 2016. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. Loan swap fees are also included in other noninterest income and increased by $152,000 and decreased by $1.8 million, respectively, when compared to the three and nine months ended September 30, 2016, as a result of many of our clients opting for current lower-coupon variable rate structures.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses. The following is a summary of our noninterest expense for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		2017 - 2016 Percent	Nine months ended September 30,		2017 - 2016 Percent
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$41,252	$22,255	85.4%	$90,979	$60,853	49.5%
Commissions	2,042	1,537	32.9%	5,512	4,455	23.7%
Cash and equity incentives	13,042	5,657	130.5%	28,028	19,421	44.3%
Employee benefits and other	7,952	6,605	20.4%	21,797	18,096	20.5%
Total salaries and employee benefits	64,288	36,054	78.3%	146,316	102,825	42.3%
Equipment and occupancy	16,590	9,401	76.5%	36,978	25,844	43.1%
Other real estate expense	512	17	NM	827	352	134.9%
Marketing and business development	2,222	1,350	64.6%	6,228	4,151	50.0%
Postage and supplies	1,755	922	90.3%	4,074	2,929	39.1%
Amortization of intangibles	3,077	1,425	115.9%	5,745	3,145	82.7%
Merger related expense	8,848	5,673	56.0%	12,740	8,482	50.2%
Other noninterest expense	12,444	8,685	43.3%	30,679	25,794	18.9%
Total noninterest expense	$109,736	$63,527	72.7%	$243,587	$173,522	40.4%

Total salaries and employee benefits expenses increased approximately $28.2 million and $43.5 million, respectively, for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increase in salaries is the result of our annual merit increases that are effective on January 1 of each year as well as the overall increase in our associate base. At September 30, 2017, our associate base had expanded to 2,194.5 full-time equivalent associates as compared to 1,177.5 at September 30, 2016. At September 30, 2017, the BNC footprint represented approximately 947 full-time equivalent associates. We expect salary and benefit expenses will continue to rise as we hire more experienced bankers throughout our expanded franchise or new markets in which we might expand and add associates resulting from acquisitions. Moreover, as our total assets now exceed $20 billion, we also expect our compliance costs and FDIC insurance assessment expense will continue to increase.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan and all of our associates participate in our equity compensation plans. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold, a revenue component and a targeted level of earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. We are currently accruing incentive costs for the cash incentive plan in 2017 slightly below our targeted awards.

Under our equity incentive plans, we provide a broad-based equity incentive program for all associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. We expect that compensation expense associated with equity awards for the remainder of 2017 will continue to increase when compared to comparable periods in 2016 as a result of the additional associates we have hired in 2017 and our intention to hire additional experienced financial advisors throughout the remainder of 2017, as well as those additional associates obtained with the acquisition of BNC.

Equipment and occupancy expenses for the three and nine months ended September 30, 2017, increased $7.2 million and $11.1 million, respectively, as compared to the same periods in the prior year due to our acquisitions and two new locations opened in our Tennessee markets in 2017. In future periods, any new facilities, either branches or operational offices will lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense.

Marketing and business development expense for the three and nine months ended September 30, 2017 was $2.2 million and $6.2 million, respectively, compared to $1.3 million and $4.2 million for the three and nine months ended September 30, 2016. The primary source of the increase is related to our advertising and banking sponsorships with a professional sports franchise in Memphis, which was entered into late in the third quarter of 2016, as well as the increase associated with our acquisition of BNC.

Intangible amortization expense was $3.1 million and $5.7 million, respectively, for the three and nine months ended September 30, 2017 compared to $1.4 million and $3.1 million, respectively, for the same periods in 2016.  The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives at September 30, 2017:

	Year Acquired	Initial Valuation (in millions)	Amortizable Life (in years)
Core Deposit Intangible:
Mid- America	2007	$9.5	10
CapitalMark	2015	6.2	7
Magna	2015	3.2	6
Avenue	2016	8.8	9
BNC	2017	48.1	10
Book of Business Intangibles:
Miller Loughry Beach	2008	1.3	20
CapitalMark	2015	0.3	16
BNC	2017	0.4	20
BNC	2017	1.9	10

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense is estimated to decrease from $11.3 million to $5.4 million per year over the next five years with lesser amounts for the remaining amortization period.

During the three and nine months ended September 30, 2017, merger related charges of $8.8 million and $12.7 million, respectively, were incurred primarily associated with our acquisition of BNC, and included $1.4 million and $2.9 million, respectively, of stock-based compensation expense incurred as a result of change-in-control provisions applicable to assumed equity-based awards that was recorded as merger related expense during the three and nine months ended September 30, 2017. We will continue to incur merger related charges as we complete our integration of BNC throughout the remainder of 2017 and into the first quarter of 2018. Merger-related charges will include costs associated with associate retention packages, and cultural and technology integrations, including the conversion of our core processing system to BNC's system, which we currently anticipate will occur on or before November 30, 2017, which is slightly delayed from our earlier anticipated date of November 11, 2017.

Total other noninterest expenses increased by $3.8 million and $4.9 million, respectively, during the three and nine months ended September 30, 2017 when compared to the same periods in 2016. These increases are attributable to a variety of factors including increased directors fees, regulatory and audit fees.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 50.8% and 51.1% for the three and nine months ended September 30, 2017 compared to 53.7% and 53.3% for the three and nine months ended September 30, 2016. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the quarter ended September 30, 2017, was negatively impacted by merger related expense.

Income Taxes. During the three and nine months ended September 30, 2017, Pinnacle Financial recorded income tax expense of $35.1 million and $68.8 million, respectively, compared to $16.3 million and $45.9 million, respectively, for the three and nine months ended September 30, 2016.  Pinnacle Financial's effective tax rate for the three and nine months ended September 30, 2017 was 35.2% and 31.9%, respectively, compared to 33.5% and 33.5%, respectively, at September 30, 2016. Pinnacle Financial's effective tax rate differs from the combined federal and state income tax statutory rate primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense and certain merger-related expenses. The impact of the adoption of ASU 2016-09 was included in income tax expense for the three and nine months ended September 30, 2017, resulting in the recognition of $59,000 and $4.6 million, respectively, of tax benefits which reduced income tax expense. Prior to the adoption of ASU 2016-09, these tax benefits were recorded in the statement of owner's equity directly to additional paid-in-capital.

Financial Condition

Our consolidated balance sheet at September 30, 2017 reflects an increase in total loans outstanding to $15.26 billion compared to $8.45 billion at December 31, 2016. Total deposits increased by $7.03 billion between December 31, 2016 and September 30, 2017. Total assets were $21.79 billion at September 30, 2017 compared to $11.20 billion at December 31, 2016. Loans acquired from BNC totaled $5.60 billion on June 16, 2017, while BNC contributed $6.21 billion in deposits and $7.0 billion in total assets.

Loans.  The composition of loans at September 30, 2017 and at December 31, 2016 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$6,450,042	42.3%	$3,193,496	37.8%
Consumer real estate – mortgage	2,541,180	16.7%	1,185,917	14.0%
Construction and land development	1,939,809	12.7%	912,673	10.8%
Commercial and industrial	3,971,227	26.0%	2,891,710	34.2%
Consumer and other	357,528	2.3%	266,129	3.2%
Total loans	$15,259,786	100.0%	$8,449,925	100.0%

The composition of our loan portfolio at September 30, 2017 when compared to December 31, 2016 was impacted by our acquisition of BNC, which had more of a commercial real estate focus, including construction, than we did in our legacy Tennessee markets. The commercial real estate – mortgage category includes owner-occupied commercial real estate loans which we believe are similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. At September 30, 2017, approximately 37.7% of the outstanding principal balance of our commercial real estate mortgage loans was secured by owner-occupied properties compared to 42.4% at December 31, 2016. Growth in the construction and development loan segment reflects the development of the local economies in which we participate and is diversified between commercial, residential and land.

The following table classifies our fixed and variable rate loans at September 30, 2017 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at September 30, 2017			Percentage	Percentage
	Fixed Rates	Variable Rates	Totals	At September 30, 2017	At December 31, 2016
Based on contractual maturity:
Due within one year	$913,118	$1,888,165	$2,801,283	18.4%	20.9%
Due in one year to five years	3,953,481	3,247,184	7,200,665	47.2%	46.6%
Due after five years	2,560,348	2,697,490	5,257,838	34.4%	32.5%
Totals	$7,426,947	$7,832,839	$15,259,786	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$—	$2,581,679	$2,581,679	16.9%	23.6%
Due within one year	3,830,930	4,902,804	8,733,734	57.2%	35.8%
Due in one year to five years	2,316,660	300,226	2,616,886	17.1%	27.7%
Due after five years	1,279,357	48,130	1,327,487	8.7%	12.9%
Totals	$7,426,947	$7,832,839	$15,259,786	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

(*) Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Included in variable rate loans are $370.0 million of loans which are currently priced at their contractual floors with a weighted average rate of 4.95%. The weighted average contractual rate on these loans is 4.25%.  As a result, interest income on these loans will not change until the contractual rate on the underlying loan exceeds the interest rate floor.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30,	December 31,
Accruing loans past due 30 to 89 days:	2017	2016
Commercial real estate – mortgage	$11,918	$3,505
Consumer real estate – mortgage	8,980	3,838
Construction and land development	3,621	2,210
Commercial and industrial	4,623	4,475
Consumer and other	6,676	7,168
Total accruing loans past due 30 to 89 days	$35,818	$21,196

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$—	$—
Consumer real estate – mortgage	1,072	53
Construction and land development	240	—
Commercial and industrial	560	—
Consumer and other	1,138	1,081
Total accruing loans past due 90 days or more	$3,010	$1,134

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.23%	0.25%
Accruing loans past due 90 days or more as a percentage of total loans	0.02%	0.01%
Total accruing loans in past due status as a percentage of total loans	0.25%	0.26%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $148.7 million, or 1.2% of total loans at September 30, 2017, compared to $114.6 million, or 1.4% of total loans at December 31, 2016. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. Approximately $3.9 million of potential problem loans were past due at least 30 days but less than 90 days as of September 30, 2017.

Nonperforming Assets and Troubled Debt Restructurings. At September 30, 2017, we had $78.1 million in nonperforming assets compared to $33.7 million at December 31, 2016. Included in nonperforming assets were $53.4 million in nonaccrual loans and $24.7 million in OREO and other nonperforming assets at September 30, 2017 and $27.6 million in nonaccrual loans and $6.1 million in OREO and other nonperforming assets at December 31, 2016.  The increase in nonperforming assets at September 30, 2017 is primarily a result of the acquisition of such assets related to our BNC Merger. At September 30, 2017 and December 31, 2016, there were $15.2 million and $15.0 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

Allowance for Loan Losses (allowance).  We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of September 30, 2017 and December 31, 2016, our allowance for loan losses was approximately $65.2 million and $59.0 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for loan losses is adjusted to an amount deemed appropriate to adequately cover probable losses in the loan portfolio based on our allowance for loan loss methodology.  Our allowance for loan losses as a percentage of loans decreased from 0.70% at December 31, 2016 to 0.43% at September 30, 2017, primarily attributable to the BNC portfolio being recorded at fair value upon acquisition. As a result of our acquired loan portfolios being recorded at fair value upon acquisition, no allowance for loan losses is assigned to purchased loans as of the date of acquisition. However, an allowance for loan losses is recorded for purchased loans that have experienced credit deterioration subsequent to acquisition or increases in balances outstanding. As of September 30, 2017, net loans included a remaining net fair value discount of $182.4 million. For the nine months ended September 30, 2017, the net fair value discount changed as follows:

	Accretable Yield	Nonaccretable Yield	Total
December 31, 2016	$30,364	$3,633	$33,997
Acquisitions	149,204	32,211	181,415
Year-to-date accretion and settlements	(30,353)	(2,659)	(33,012)
September 30, 2017	$149,215	$33,185	$182,400

The following table sets forth, based on management's estimate, the allocation of the allowance to categories of loans as well as the unallocated portion as of September 30, 2017 and December 31, 2016 and the percentage of loans in each category to total loans (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$20,790	42.3%	$13,655	37.8%
Consumer real estate - mortgage	5,303	16.7%	6,564	14.0%
Construction and land development	7,523	12.7%	3,624	10.8%
Commercial and industrial	23,407	26.0%	24,743	34.2%
Consumer and other	6,919	2.3%	9,520	3.2%
Unallocated	1,217	NA	874	NA
Total allowance for loan losses	$65,159	100.0%	$58,980	100.0%

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2017 and for the year ended December 31, 2016 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Nine months ended September 30, 2017	Year ended December 31, 2016
Balance at beginning of period	$58,980	$65,432
Provision for loan losses	17,384	18,328
Charged-off loans:
Commercial real estate – mortgage	(581)	(276)
Consumer real estate – mortgage	(663)	(788)
Construction and land development	(99)	(231)
Commercial and industrial	(3,278)	(5,801)
Consumer and other loans	(11,687)	(24,016)
Total charged-off loans	(16,308)	(31,112)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	184	208
Consumer real estate – mortgage	1,147	546
Construction and land development	845	545
Commercial and industrial	1,264	2,138
Consumer and other loans	1,663	2,895
Total recoveries of previously charged-off loans	5,103	6,332
Net charge-offs	(11,205)	(24,780)
Balance at end of period	$65,159	$58,980
Ratio of allowance for loan losses to total loans outstanding at end of period	0.43%	0.70%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.14%	0.33%

(1)Net charge-offs for the year-to-date period ended September 30, 2017 have been annualized.

Management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management's evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of Pinnacle Bank's regulators, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  For further discussion regarding our allowance for loan losses, refer to Critical Accounting Estimates above.
Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of inherent losses existing in the loan portfolio at September 30, 2017. While our policies and procedures used to estimate the allowance for loan losses as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $2.90 billion and $1.32 billion at September 30, 2017 and December 31, 2016, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at September 30, 2017 and December 31, 2016 follows:

	September 30, 2017	December 31, 2016
Weighted average life	5.96 years	5.26 years
Effective duration	3.25%	3.16%
Tax equivalent yield	2.64%	2.42%

Deposits and Other Borrowings.   We had approximately $15.79 billion of deposits at September 30, 2017 compared to $8.76 billion at December 31, 2016. Total deposits acquired from BNC on June 16, 2017 were $6.21 billion. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $129.6 million at September 30, 2017 and $85.7 million at December 31, 2016. Additionally, at September 30, 2017 and December 31, 2016, Pinnacle Bank had borrowed $1.62 billion and $406.3 million, respectively, in advances from the Federal Home Loan Bank of Cincinnati (FHLB). At September 30, 2017, Pinnacle Bank also had approximately $2.44 billion in additional availability with the FHLB.

Generally, we have classified our funding base as either core funding or non-core funding.  Core funding consists of all deposits other than time deposits issued in denominations greater than $250,000. All other funding is deemed to be non-core.  The following table represents the balances of our deposits and other funding and the percentage of each type to the total at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	Percent	December 31, 2016	Percent
Core funding:
Noninterest-bearing deposit accounts	$4,099,086	22.8%	$2,399,191	25.0%
Interest-bearing demand accounts	2,473,902	13.7%	1,737,996	18.1%
Savings and money market accounts	5,589,254	31.0%	3,185,186	33.2%
Time deposit accounts less than $250,000	1,226,952	6.8%	512,599	5.3%
Total core funding	13,389,194	74.3%	7,834,972	81.6%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits (1)	61,386	0.3%	30,328	0.3%
Reciprocating money market accounts (1)	456,622	2.5%	519,769	5.4%
Reciprocating time deposits	109,004	0.6%	58,838	0.6%
Other time deposits	394,593	2.2%	198,689	2.1%
Securities sold under agreements to repurchase	129,557	0.7%	85,707	0.9%
Total relationship based non-core funding	1,151,162	6.4%	893,331	9.3%
Wholesale funding:
Brokered deposits	586,241	3.3%	49,983	0.5%
Brokered time deposits	792,545	4.4%	66,727	0.7%
Federal Home Loan Bank advances	1,623,947	9.0%	406,304	4.2%
Pinnacle Financial line of credit	—	—	—	—
Subordinated debt- Pinnacle Bank	242,314	1.3%	127,486	1.3%
Subordinated debt- Pinnacle Financial	223,146	1.2%	223,282	2.3%
Total wholesale funding	3,468,193	19.3%	873,782	9.1%
Total non-core funding	4,619,355	25.7%	1,767,113	18.4%
Totals	$18,008,549	100.0%	$9,602,085	100.0%
______________________

(1)
The reciprocating categories consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies impose limits on the amount of non-core funding we can utilize.  Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our funding sources back into compliance with our core funding ratios.  At September 30, 2017 and December 31, 2016, we were in compliance with our core funding policies. As noted in the table above, our core funding as a percentage of total funding decreased from 81.6% at December 31, 2016 to 74.3% at September 30, 2017, primarily as a result of our increased FHLB advances and increased levels of brokered deposits and brokered time deposits resulting from among other things, the impact of our completed acquisitions. FHLB advances increased between December 31, 2016 and September 30, 2017 by $1.2 billion. Our use of FHLB advances will likely remain elevated as we continue to fund significant organic growth and rebalance the composition of BNC's deposit portfolio primarily focused on reducing the reliance on higher cost brokered time deposits.

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

The amount of time deposits as of September 30, 2017 amounted to $2.5 billion.  The following table shows our time deposits in denominations of $250,000 and less and in denominations greater than $250,000 by category based on time remaining until maturity and the weighted average rate for each category as of September 30, 2017 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$404,499	0.67%
Over three but less than six months	121,631	0.85%
Over six but less than twelve months	958,963	1.04%
Over twelve months	512,793	1.22%
	$1,997,886	1.00%
Denominations $250,000 and greater
Three months or less	$112,426	0.69%
Over three but less than six months	34,137	0.81%
Over six but less than twelve months	269,307	1.21%
Over twelve months	109,338	1.52%
	$525,208	1.14%
Totals	$2,523,094	1.03%

Subordinated debt and other borrowings.  We have entered into and acquired a number of statutory business trusts which were established to issue 30-year trust preferred securities and related junior subordinated debt instruments and certain other subordinated debt agreements. We also have a $75.0 million revolving credit facility, which we have not drawn upon as of September 30, 2017 and which matures on March 27, 2018. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at September 30, 2017	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	4.12%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	2.74%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	2.99%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	4.17%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	4.55%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	4.15%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	3.70%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	3.04%	30-day LIBOR + 1.70%
Valley Financial Trust I	August 5, 2005	September 30, 2035	4,124	4.43%	30-day LIBOR + 3.10%
Valley Financial Trust II	June 6, 2003	June 26, 2033	7,217	2.74%	30-day LIBOR + 1.49%
Valley Financial Trust III	September 26, 2005	December 15, 2035	5,155	3.04%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	December 15, 2006	January 30, 2037	10,310	2.84%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed (2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (3)
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed
BNC Subordinated Note	October 15, 2013	October 15, 2023	10,530	6.04%	30-day LIBOR + 5.00% (4)

Other Borrowings
Revolving credit facility (5)	March 29, 2016	March 27, 2018	—	—

Debt issuance costs and fair value adjustments			(8,064)
Total subordinated debt and other borrowings			$465,461
____________________
(1) – Migrates to three month LIBOR + 3.128% beginning July 30, 2020 through the end of the term.
(2) – Migrates to three month LIBOR + 4.95% beginning January 1, 2020 through the end of the term.

(3) – Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(4) – Coupon structure includes a floor of 5.00% and a cap of 9.50%.
(5) – Borrowing capacity on the revolving credit facility is $75.0 million. At September 30, 2017, there was no outstanding balance under this facility.

Following the Merger with BNC, Pinnacle Financial's total assets were in excess of $15.0 billion as a result of the acquisition of BNC, which caused the subordinated debentures Pinnacle Financial and BNC issued to cease to qualify as Tier 1 capital under applicable banking regulations. Though these securities no longer qualify as Tier 1 capital, Pinnacle Financial believes these subordinated debentures continue to qualify as Tier 2 capital.

Capital Resources. At September 30, 2017 and December 31, 2016, our shareholders' equity amounted to $3.67 billion and $1.50 billion, respectively, an increase of approximately $2.17 billion.  Approximately $192.2 million of this increase is attributable to our issuance of common equity in the first quarter of 2017 to support our future growth. Additionally, $1.85 billion is attributable to our acquisition of BNC. The remaining increase is attributable to net income, equity compensation and changes in our other comprehensive income.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $466.8 million at September 30, 2017.  During the three and nine months ended September 30, 2017, our bank paid dividends of $22.4 million and $38.1 million, respectively, to us which is within the limits allowed by the TDFI.

During the three and nine months ended September 30, 2017, we paid $10.9 million and $25.0 million, respectively, in dividends to our common shareholders. On October 17, 2017, our board of directors declared a $0.14 quarterly cash dividend to common shareholders which should approximate $10.9 million in aggregate dividend payments that will be paid on November 24, 2017 to common shareholders of record as of the close of business on November 3, 2017. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to us.

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

•-10.0% for gradual change of 400 basis points; -20.0% instantaneous change of 400 basis points
•-7.5 % for gradual change of 300 basis points; -15.0% instantaneous change of 300 basis points
•-5.0% for gradual change of 200 basis points; -10.0% instantaneous change of 200 basis points
•-2.5% for gradual change of 100 basis points; -5.0% instantaneous change of 100 basis points

At September 30, 2017, our earnings simulation model indicated we were in compliance with our policies for both the gradual and instantaneous interest rate changes. However, our policies provide that during certain interest rate cycles, the down basis point rate changes may not be particularly significant given the current level and slope of the yield curve.  Accordingly, we have currently suspended the calculation of the down rate scenarios for earnings simulation measurement for the down 300 and down 400 scenarios.

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

•+/- 400 basis point change in interest rates, EVE shall not decrease by more than 40 percent
•+/- 300 basis point change in interest rates, EVE shall not decrease by more than 30 percent
•+/- 200 basis point change in interest rates, EVE shall not decrease by more than 20 percent
•+/- 100 basis point change in interest rates, EVE shall not decrease by more than 10 percent

At September 30, 2017, our EVE model indicated we were in compliance with our policies for the scenarios noted above.  However, our policies provide that during certain interest rate cycles, the down basis point rate changes may not be particularly significant given the current level and slope of the yield curve.  Accordingly, we have currently suspended the calculation of the down rate scenarios for EVE measurement for the down 300 and down 400 scenarios.

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

Based on information gathered from these various modeling scenarios management believes that at September 30, 2017, our balance sheet would likely be modestly asset sensitive.

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and the firm's conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers one additional increase in short-term interest rates in 2017.  Our "most likely" rate forecast has been basically consistent for several quarters and is based primarily on information we acquire from a service which includes a consensus forecast of numerous benchmarks. Over the last several quarters we have taken steps to make our balance sheet more asset sensitive, which has favorably impacted us in the current rising rate environment and should continue to positively impact our results with additional rate increases unless we are unable to hold our funding costs at levels that don't eliminate the positive impact to interest income of these rising rates. However, BNC’s balance sheet was less asset sensitive which neutralizes some, if not most, of the impact of those steps, nonetheless, we have implemented and may implement additional actions designed to achieve our desired sensitivity position.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We maintain on balance sheet liquidity consisting of cash and unpledged securities at a level we believe will allow us to meet our obligations. The size of the minimum liquid asset balance is determined through severe liquidity stress testing. At September 30, 2017, we were in compliance with our liquidity stress testing policy requirements.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and our management intends to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position. Alternatively, we may have to raise the rates we pay on deposits which would negatively impact our net interest income.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates, general economic conditions, competition and the specific needs of our customers. Additionally, debt security investments are subject to prepayment and call provisions that could accelerate their payoff prior to stated maturity.  We attempt to price our deposit products to meet our asset/liability objectives consistent with local market conditions.  Our ALCO is responsible for monitoring our ongoing liquidity needs.  Our regulators also monitor our liquidity and capital resources on a periodic basis and may require that we increase our levels of liquidity or the mixture of our liquidity components which could negatively impact our results of operations.

In addition, our bank is a member of the FHLB Cincinnati.  As a result, our bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB Cincinnati, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on its ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity with the FHLB Cincinnati. At September 30, 2017, we believe we had an estimated $2.44 billion in additional borrowing capacity with the FHLB Cincinnati.  However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati. At September 30, 2017, our bank had received advances from the FHLB Cincinnati totaling $1.62 billion. Pinnacle Financial has recognized a discount on FHLB Cincinnati advances in conjunction with its acquisitions within its Tennessee markets. The remaining discount was $33,000 at September 30, 2017. At September 30, 2017, the scheduled maturities of the Pinnacle Bank's FHLB Cincinnati advances and interest rates are as follows (in thousands):

Scheduled Maturities	Amount	Interest Rates (1)
2017	$759,000	1.22%
2018	252,501	1.38%
2019	206,000	1.59%
2020	272,641	1.74%
2021	133,750	1.87%
Thereafter	22	2.75%
Total	$1,623,914
Weighted average interest rate		1.43%
______________________
(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future.  The table reflects rates in effect as of September 30, 2017.

Pinnacle Bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $160.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month of borrowing. We had no outstanding borrowings at September 30, 2017 under these agreements. Our bank also has approximately $3.08 billion in available Federal Reserve discount window lines of credit.

At September 30, 2017, excluding reciprocating time deposits issued through the Promontory Network, we had $1.38 billion of brokered deposits. Historically, we have issued brokered deposits through several different firms based on competitive bid. Typically, the brokered funds have been for varying maturities of up to four years and were issued at rates which were competitive to rates we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB Cincinnati advances of similar maturities.  Although we consider these deposits to be a ready source of liquidity under current market conditions, we anticipate that these deposits will continue to represent a small percentage of our total funding in 2017 as we seek to continue maintaining a higher level of core deposits.

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

At September 30, 2017, we had no significant commitments for capital expenditures, although we intend to construct additional retail locations in our various markets. We will also incur additional capital expenditures as we develop an infrastructure to incorporate BNC into our network. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements.  At September 30, 2017, we had outstanding standby letters of credit of $137.3 million and unfunded loan commitments outstanding of $5.2 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. Pinnacle Financial is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases guidance requiring the recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous U.S. GAAP that did not require lease assets and lease liabilities to be recognized for most leases. The guidance becomes effective for us on January 1, 2019. In September 2017, the FASB issued Accounting Standards Update 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02. Pinnacle Financial is currently evaluating the impact on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13,  Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (the ASU), which introduces the current expected credit losses methodology. Among other things, the ASU requires the measurement of all expected credit losses for financial assets, including loans and available-for-sale debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model will require institutions to calculate all probable and estimable losses that are expected to be incurred through the loan's entire life. The ASU also requires the allowance for credit losses for purchased financial assets with credit deterioration since origination to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as credit loss expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective. The amendments are effective for fiscal years beginning after December 15, 2019. Early application will be permitted for fiscal years beginning after December 15, 2018. Pinnacle Financial is currently assessing the impact of the new guidance on its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09,  Revenue from Contracts with Customers (Topic 606), the ASU developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued  Accounting Standards Update 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The ASU may be adopted using either a modified retrospective method or a full retrospective method. Pinnacle Financial intends to adopt the ASU during the first quarter of 2018, as required, using a modified retrospective approach. Pinnacle Financial's preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material impact on the Company's consolidated financial statements as the majority of its revenue stream is generated from financial instruments which are not within the scope of this ASU. However, Pinnacle Financial is still evaluating the impact for other fee-based income. The FASB continues to release new accounting guidance related to the adoption of this ASU and the results of Pinnacle Financial's materiality analysis may change based on conclusions reached as to the application of this new guidance.

Other than those pronouncements discussed above and those which have been recently adopted, there were no other recently issued accounting pronouncements that are expected to materially impact Pinnacle Financial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 37 through 59 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party or of which any of their property is the subject.

ITEM 1A.  RISK FACTORS

Investing in Pinnacle Financial involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in Pinnacle Financial have been outlined in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition.  There has been no material change to our risk factors as previously disclosed in the above described Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended September 30, 2017.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	2,032	$63.73	—	—
August 1, 2017 to August 31, 2017	4,332	62.78	—	—
September 1, 2017 to September 30, 2017	2,997	62.45	—	—
Total	9,361	$62.88	—	—
______________________

(1)
During the quarter ended September 30, 2017, 33,585 shares of restricted stock previously awarded to certain of our associates vested. We withheld 9,361 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

Effective October 17, 2017, Pinnacle Financial’s board of directors approved the amendment and restatement of Pinnacle Financial’s amended and restated bylaws, as amended (Bylaws), effective immediately. The amendments to the Bylaws include, among other changes, the adoption of changes to special shareholder meeting provisions and advance notice provisions.

Section 2.2 of the Bylaws was amended to specify that in order to be eligible to call a special meeting of shareholders, holders of record of 25% of the outstanding shares of Pinnacle Financial’s common stock (the aggregate percentage required to call a special meeting under the existing Bylaws) seeking to call a special meeting must hold such shares in a “net long” position. Section 2.2 of the Bylaws was also amended to add (a) that the Chairman of the board of directors may call a special meeting of shareholders and (b) provisions regarding the procedural and disclosure requirements applicable to shareholders when requesting that a special meeting be called under Section 2.2.

Section 2.10 and Section 2.11 of the Bylaws were added, and Section 3.9 of the Bylaws was deleted, to modify deadlines for advance notice of shareholders’ director nominations and shareholder proposals (other than proposals made in accordance with Rule 14a-8 under the Exchange Act for possible consideration at a meeting of shareholders. For annual meetings, notice of a shareholder’s director nomination or a shareholder proposal generally shall be submitted not later than the ninetieth (90th) day, nor earlier than the one hundred twentieth (120th) day, prior to the anniversary date of the immediately preceding annual meeting. For special meetings, notice of a shareholder’s director nomination or a shareholder proposal generally shall be submitted not later than the ninetieth (90th) day, nor earlier than the one hundred twentieth (120th) day, prior to the special meeting, or if later, the tenth (10th) day following the date that public disclosure of the date of the meeting was first made. In addition, Section 2.12 of the Bylaws was added regarding the administration of shareholder meetings, and Section 2.13 of the Bylaws was added regarding the procedural and disclosure requirements for director nominations and shareholder proposals.

The foregoing description is qualified in all respects by reference to the text of the Second Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

3.1
Second Amended and Restated Bylaws of Pinnacle Financial Partners, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2017).

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

PINNACLE FINANCIAL PARTNERS, INC.

November 7, 2017	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

November 7, 2017	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer