Form 10-K
period 2017-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2018-02-28
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter:  $4,684,907,318 as of June 30, 2017.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 77,887,015 shares of common stock as of February 26, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 17, 2018, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:  (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial, or entities in which it has significant investments, like Bankers Healthcare Group, LLC ("BHG"), to maintain the historical growth rate of its, or such entities', loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) the impact of competition with other financial institutions, including pricing pressures (including those resulting from the Tax Cuts and Jobs Act) and the resulting impact on Pinnacle Financial’s results, including as a result of compression to net interest margin; (vii) greater than anticipated adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina and Virginia,  particularly in commercial and residential real estate markets; (viii) fluctuations or unanticipated changes in interest rates on loans or deposits or that affect the yield curve; (ix) the results of regulatory examinations; (x) the ability to retain large, uninsured deposits; (xi) a merger or acquisition, like Pinnacle Financial's merger with BNC Bancorp ("BNC"); (xii) risks of expansion into new geographic or product markets; (xiii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment resulting from the Tax Cuts and Jobs Act) or otherwise to attract customers from other financial institutions; (xv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies and required capital maintenance levels; (xvii) risks associated with litigation, including the applicability of insurance coverage; (xviii) the risk of successful integration of the businesses Pinnacle Financial has recently acquired with its business; (xix) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xx) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Financial contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxi) the possibility of increased compliance costs as a result of increased regulatory oversight, including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients;  (xxii) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company if not prohibited from doing so by the terms of our agreement with them; (xxii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxiv) the risk that the cost savings and any revenue synergies from Pinnacle Financial's merger with BNC may not be realized or take longer than anticipated to be realized; (xxv) disruption from Pinnacle Financial's merger with BNC with customers, suppliers, employee or other business partners relationships; (xxvi) the risk of successful integration of Pinnacle Financial's and BNC's businesses; (xxvii) the amount of the costs, fees, expenses and charges related to Pinnacle Financial's merger with BNC; (xxviii) reputational risk and the reaction of the parties' customers, suppliers, employees or other business partners to Pinnacle Financial's merger with BNC; (xxix) the risk that the integration of Pinnacle Financial's and BNC's operations will be materially delayed or will be more costly or difficult than expected; (xxx) the availability and access to capital; (xxxi) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions; and (xxxii) general competitive, economic, political and market conditions. A more detailed description of these and other risks is contained in "Item 1A. Risk Factors" below. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms "we," "our," "us," "the firm," "Pinnacle Financial Partners," "Pinnacle" or "Pinnacle Financial" as used herein refer to Pinnacle Financial Partners, Inc., and its subsidiaries, including Pinnacle Bank, which we sometimes refer to as "our bank subsidiary" or "our bank" and its other subsidiaries.  References herein to the fiscal years 2013, 2014, 2015, 2016, and 2017 mean our fiscal years ended December 31, 2013, 2014, 2015, 2016, and 2017, respectively.

ITEM 1.  BUSINESS

OVERVIEW

Pinnacle Financial Partners is a bank holding company headquartered in Tennessee, with $22.2 billion in assets as of December 31, 2017. The holding company is the parent company of Pinnacle Bank and owns 100% of the capital stock of Pinnacle Bank. The firm started operations on October 27, 2000, in Nashville, Tennessee, and has since grown through a combination of acquisitions and organic growth to 114 offices, including 46 in Tennessee, 39 in North Carolina, 21 in South Carolina and eight in Virginia.

The firm operates as a community bank in 11 primarily urban markets and their surrounding communities. As an urban community bank, Pinnacle provides the personalized service most often associated with smaller banks while offering the sophisticated products and services, such as investments and treasury management, more typically found at much larger banks. This approach has enabled Pinnacle Bank to attract clients from the regional and national banks in all its markets. As a result, Pinnacle Bank has grown steadily in market share rankings in many of its markets, according to the 2017 FDIC Summary of Deposits data. In its legacy markets in Tennessee, for example, Pinnacle has the third largest market share in the Nashville-Davidson-Murfreesboro-Franklin Metropolitan Statistical Area ("MSA"), the sixth largest market share in the Knoxville MSA, the fourth largest market share in the Chattanooga, Tennessee-Georgia MSA ("Chattanooga MSA") and the seventh largest market share in the Memphis, Tennessee-Mississippi-Arkansas MSA ("Memphis MSA"), based on such data.

ACQUISITIONS

In July 2015, Pinnacle Financial completed the acquisition of CapitalMark Bank & Trust ("CapitalMark") for approximately $19.7 million in cash (including payments related to fractional shares) and 3,306,184 shares of Pinnacle Financial's common stock valued at approximately $175.5 million. All of CapitalMark's outstanding stock options vested upon consummation of the CapitalMark acquisition and were converted into options to purchase shares of Pinnacle Financial's common stock at the common stock exchange rate for the merger. The fair market value of stock options assumed was approximately $30.4 million. The CapitalMark merger increased our presence in the Knoxville MSA and expanded our operations into the Chattanooga MSA and surrounding counties.

In September 2015, Pinnacle Financial completed the acquisition of Magna Bank ("Magna Bank") for an aggregate of $19.5 million in cash (including payments related to fractional shares) and 1,371,717 shares of Pinnacle Financial's common stock valued at approximately $63.5 million. Additionally, at the time of the merger there were 139,417 unexercised stock options that were exchanged for cash equal to $14.32 less the option's exercise price. This consideration totaled approximately $847,000, including all applicable payroll taxes. The Magna merger expanded our operations into the Memphis MSA.

In July 2016, Pinnacle Financial completed the acquisition of Avenue Financial Holdings, Inc. ("Avenue") for an aggregate of $20.9 million in cash (including payments related to fractional shares) and 3,760,326 shares of Pinnacle Financial's common stock valued at approximately $182.5 million. Additionally, at the time of merger there were 257,639 unexercised stock options that were exchanged for cash equal to $20.00 per share less the option's exercise price. This consideration totaled approximately $987,000, including all applicable payroll taxes. The Avenue merger increased our presence in the Nashville MSA.

In June 2017, Pinnacle Financial completed the acquisition of BNC Bancorp ("BNC") for an aggregate of 27,687,100 shares of Pinnacle Financial's common stock valued at $1.9 billion and approximately $129,000 in cash (related to fractional shares). Included in the shares of common stock issued were 136,890 shares of unvested restricted stock that Pinnacle Financial assumed and which continued to vest over their original contractual terms. The fair value of these awards was $9.2 million, with $5.4 million attributable to services provided by the recipients prior to the merger, that accordingly was included as merger consideration. This acquisition expanded our operations into the Carolinas and Virginia.

In February 2015, Pinnacle Bank acquired a 30% membership interest in Bankers Healthcare Group, LLC ("BHG"), a company which makes term loans to healthcare practices, for $75 million in cash. On March 1, 2016, Pinnacle Financial and Pinnacle Bank entered into an agreement to acquire 8.55% and 10.45%, respectively, of the outstanding membership interests in BHG for $114.0 million, payable in a mix of cash and stock consideration. The cash consideration was $74.1 million and the stock consideration was 860,470 shares of Pinnacle Financial's common stock, with a fair value of $39.9 million on the date of acquisition.

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

Pinnacle Bank's lending activities are subject to a variety of lending limits imposed by federal and state law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to Pinnacle Bank. In general, however, at December 31, 2017, we were able to loan any one borrower a maximum amount equal to approximately $290.5 million plus an additional $193.6 million, or a total of approximately $484.1 million, for loans that meet certain additional collateral guidelines. These legal limits will increase or decrease as Pinnacle Bank's capital increases or decreases as a result of its earnings or losses, the injection of additional capital, payments of dividends, acquisitions, or for other reasons. Pinnacle Bank has internal loan limits ranging from $15 million to $60 million, dependent upon the internal risk rating of a loan, all of which limits are well below the legal lending limit of the bank. All relationships in excess of their limit were each approved by the executive committee of the board of directors or the full board of directors. Pinnacle Bank currently has 19 relationships in excess of the $60 million internal loan limit.

The principal economic risk associated with each category of loans that Pinnacle Bank has made or may in the future make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower's ability to repay include interest, inflation and unemployment rates, as well as other factors affecting a borrower's assets, clients, suppliers and employees.  Many of Pinnacle Bank's commercial loans are made to small- to medium-sized businesses that are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers.  During periods of economic weakness these businesses may be more adversely affected than other enterprises and may cause increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for loan losses.

Pinnacle Bank's commercial clients borrow for a variety of purposes. The terms of these loans (which include equipment loans and working capital loans) will vary by purpose and by type of any underlying collateral. Commercial loans may be unsecured or secured by accounts receivable or by other business assets. Pinnacle Bank also makes a variety of commercial real estate loans, including both loans secured by investment properties and business loans secured by real estate.

Pinnacle Bank also makes a variety of loans to individuals for personal, family, investment and household purposes, including secured and unsecured installment and term loans and lines of credit, residential first mortgage loans, home equity loans and home equity lines of credit.

Deposit Services

Pinnacle Bank seeks to establish a broad base of core deposits, including savings, checking, interest-bearing checking, money market and certificate of deposit accounts. To attract deposits, Pinnacle Bank has typically employed a marketing plan in its current geographic markets primarily based on relationship banking and features a broad product line and competitive rates and services. The primary sources of deposits are individuals and businesses located in those geographic markets. Pinnacle Bank traditionally has obtained these deposits primarily through personal solicitation by its officers and directors, although its use of media advertising has increased in recent years, primarily due to its advertising and banking sponsorships with the Tennessee Titans NFL football team and the Memphis Grizzlies NBA basketball team.

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

Pinnacle Bank also maintains a trust department which provides fiduciary and investment management services for individual and commercial clients.  Account types include personal trust, endowments, foundations, individual retirement accounts, pensions and custody.  Pinnacle Advisory Services, Inc., a registered investment advisor, provides investment advisory services to its clients.  Additionally, Miller Loughry Beach Insurance Services, Inc. and HPB Insurance Group, each insurance agency subsidiaries of Pinnacle Bank, provide insurance products, particularly in the property and casualty area, to their respective clients.

M&A Advisory and Securities Offering Services

During 2015, we formed PNFP Capital Markets, a registered broker dealer that partners with our financial advisors to offer corporate clients merger and acquisition advisory services, private debt, equity and mezzanine placement services, interest rate derivatives and other selected middle-market advisory services.

Other Banking Services

Given client demand for being able to access banking and investment services easily, Pinnacle Bank also offers a broad array of convenience-centered products and services, including 24-hour telephone and online banking, mobile banking, debit and credit cards, direct deposit and remote deposit capture. We also offer cash management services for small- to medium-sized businesses. Additionally, Pinnacle Bank is associated with a nationwide network of automated teller machines of other financial institutions that our clients are able to use throughout Tennessee and other regions. In many cases, Pinnacle Bank reimburses its clients for any fees that may be charged to the client for using the nationwide ATM network, providing greater convenience as compared to regional competitors.
Competitive Conditions
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have more financial resources than we do. Such competitors primarily include national, regional, and internet banks within the various markets in which we operate though we also compete with smaller community banks that seek to offer service levels similar to ours. We also face competition from many others types of financial institutions, including, without limitation, savings and loans associations, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms, and insurance companies can operate as affiliates under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our non-

bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Finally, as a result of the passage of the Tax Cuts and Jobs Act, which was signed into law in late 2017, our competitors may choose to offer lower interest rates and pay higher deposit rates than we do.

We believe that the most important criteria to our bank's targeted clients when selecting a bank is their desire to receive exceptional and personal customer service while being able to enjoy convenient access to a broad array of financial products. Additionally, when presented with a choice, we believe that many of our bank's targeted clients would prefer to deal with an institution that favors local decision making as opposed to where many important decisions regarding a client's financial affairs are made outside of the local community.

Employees

As of December 31, 2017, we employed 2,132.0 full-time equivalent associates. We believe these associates are Pinnacle's most important asset and have created a culture where associates are engaged and excited to come to work.  All associates joining Pinnacle, including those joining as a result of an acquisition, participate in a three-day orientation that focuses on our culture. Our employee focused culture is supported by the fact that consulting firm Great Place to Work and FORTUNE magazine recognized us as one of the 100 Best Companies to Work For in 2017, the first year we were eligible for this list. Prior to this eligibility, these organizations named us among best workplaces in the United States on their Best Small & Medium Workplaces list in 2012, 2013 and 2014. American Banker also recognized Pinnacle Bank as one of the top six "Best Banks to Work For" in the country in 2013, 2014, 2015, 2016 and 2017. Additionally, we were inducted into the Nashville Business Journal's "Best Places to Work" Hall of Fame in 2013 after winning the award for 10 consecutive years. We were also awarded the “Best Place to Work” among companies of up to 149 employees by the Memphis Business Journal in 2015 and 2017. And we were named a Top Workplace in among mid-size companies by the Knoxville News Sentinel in 2017. All of these awards place heavy emphasis on anonymous surveys of associates in the judging criteria. These awards illustrate that our culture is strong, and our financial returns illustrate that our focus on culture is a winning business strategy.

OTHER INFORMATION

Investment Securities

In addition to loans, Pinnacle Bank has investments primarily in United States agency securities, mortgage-backed securities, and state and municipal securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The risk committee of the board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to Pinnacle Bank's asset liability management policy as set by the board of directors.

Asset and Liability Management

Our Asset Liability Management Committee ("ALCO"), composed of senior managers of Pinnacle Bank, manages Pinnacle Bank's assets and liabilities and strives to provide a stable, optimized net interest income and margin, adequate liquidity and ultimately a suitable after-tax return on assets and return on equity. ALCO conducts these management functions within the framework of written policies that Pinnacle Bank's board of directors has adopted.  ALCO works to maintain an acceptable position between rate sensitive assets and rate sensitive liabilities. The risk committee of the board of directors oversees the ALCO function on an ongoing basis.

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

We have also posted our Corporate Governance Guidelines, Corporate Code of Conduct for directors, officers and employees, and the charters of our Audit Committee, Human Resources and Compensation Committee, Executive Committee, Risk Committee and Nominating and Corporate Governance Committee of our board of directors on the Corporate Governance section of our website at www.pnfp.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Corporate

Code of Conduct, Corporate Governance Guidelines or current committee charters on our website. Our corporate governance materials are available free of charge upon request to our Corporate Secretary, Pinnacle Financial Partners, Inc., 150 Third Avenue South, Suite 900, Nashville, Tennessee 37201.

SUPERVISION AND REGULATION

Both Pinnacle Financial and Pinnacle Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of Pinnacle Financial's and Pinnacle Bank's operations.  These laws and regulations are generally intended to protect depositors and borrowers, not shareholders.

Pinnacle Financial

Pinnacle Financial is a bank holding company under the federal Bank Holding Company Act of 1956 that has elected to become a "financial holding company" thereunder. As a result, it is subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve").

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would substantially lessen competition or otherwise function as a restraint of trade, or result in or tend to create a monopoly, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned; the effectiveness of the applicant in combating money laundering; the convenience and needs of the communities to be served; and the extent to which the proposal would result in greater or more concentrated risk to the United States banking or financial system.

Under the Bank Holding Company Act, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), if well-capitalized and well managed, a bank holding company located in Tennessee may purchase a bank located outside of Tennessee. Conversely, a well-capitalized and well managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee. In each case, however, state law restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for three years.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Federal Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	The bank holding company has registered securities under Section 12 of the Exchange Act; or

•	No other person owns a greater percentage of that class of voting securities immediately after the transaction.

Pinnacle Financial's common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenge of the rebuttable control presumption.

Permitted Activities. Bank holding companies generally are prohibited, except in certain statutorily prescribed instances including exceptions for financial holding companies, from acquiring direct or indirect ownership or control of 5% or more of any class of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to prior notice or Federal Reserve approval, bank holding companies may engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley Act of 1999 amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminated many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and provided that holding companies which elected to become financial holding companies, as Pinnacle Financial has done, could engage in activities that are:

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

The Gramm-Leach-Bliley Act also authorizes the Federal Reserve, in consultation with the Secretary of the U.S. Treasury, to determine activities in addition to those listed above that are financial in nature or incidental or complementary to such financial activity. In determining whether a particular activity is financial in nature or incidental or complementary to a financial activity, the Federal Reserve must consider (1) the purpose of the Bank Holding Company Act and the Gramm-Leach-Bliley Act, (2) changes or reasonably expected changes in the marketplace in which financial holding companies compete and in the technology for delivering financial services, and (3) whether the activity is necessary or appropriate to allow financial holding companies to effectively compete with other financial service providers and to efficiently deliver information and services.  Pinnacle Financial became a financial holding company effective as of February 17, 2016.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be "well capitalized" and "well managed" and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act. A depository institution subsidiary is considered to be "well capitalized" if it satisfies the requirements for this status discussed in the section captioned "Capital Adequacy" below. A depository institution subsidiary is considered "well managed" if it received a composite rating and management rating of at least "satisfactory" in its most recent examination. A financial holding company's status will also depend upon it maintaining its status as "well capitalized" and "well managed" under applicable Federal Reserve regulations. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve's regulations provide that the financial holding company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. If the company does not return to compliance within 180 days, the Federal Reserve may require divestiture of the holding company's depository institutions or alternatively the holding company may be required to cease to engage in the activities that it is engaged in that a bank holding company is not permitted to engage in without being a financial holding company.

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

Despite prior approval, the Federal Reserve may order a financial holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the financial holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries or if there is a failure to maintain certain capital or management standards.

Support of Subsidiary Institutions. Pinnacle Financial is required to act as a source of financial and managerial strength for its bank subsidiary, Pinnacle Bank, and to commit resources to support Pinnacle Bank. This support can be required at times when it would not be in the best interest of Pinnacle Financial's shareholders or creditors to provide it. In the event of Pinnacle Financial's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of Pinnacle Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Pinnacle Bank

Pinnacle Financial owns one bank - Pinnacle Bank.  Pinnacle Bank is a state bank chartered under the laws of the State of Tennessee that is not a member of the Federal Reserve. As a result, it is subject to the supervision, examination and reporting requirements and the regulations of the Federal Deposit Insurance Corporation ("FDIC") and Tennessee Department of Financial Institutions ("TDFI"). The TDFI has the authority to approve or disapprove mergers, the issuance of preferred stock and capital notes, the establishment of branches and similar corporate actions. The TDFI regularly examines state banks like Pinnacle Bank and in connection with its examinations may identify matters necessary to improve a bank's operation in accordance with principles of safety and soundness. The FDIC also has examination powers with respect to state, non-member banks like Pinnacle Bank. Any matters identified in such examinations are required to be appropriately addressed by the bank. Pinnacle Bank is also subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

Branching. While the TDFI has authority to approve branch applications, state banks are required by the State of Tennessee to adhere to branching laws applicable to state chartered banks in the states in which they are located. With prior regulatory approval, Tennessee law permits banks based in the state to either establish new or acquire existing branch offices throughout Tennessee. As a result of the Dodd-Frank Act, Pinnacle Bank and any other national or state-chartered bank generally may branch across state lines to the same extent as banks chartered in the state where the branch is located.

FDIC Insurance. Deposits in Pinnacle Bank are insured by the FDIC up to $250,000 subject to applicable limitations. To offset the cost of this insurance, the FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of an insured depository institution’s assets and liabilities. An institution’s assessment rate depends on the category to which it is assigned and certain adjustments specified by the FDIC, with less risky institutions paying lower assessments. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments. After an institution's average assets exceed $10 billion over four quarters as ours has, the assessment rate increases compared to institutions at lower average asset levels. In addition, the FDIC retains the authority to further increase Pinnacle Bank’s assessment rates and the FDIC has established a higher reserve ratio of 2% as a long-term goal which goes beyond what is required by statute. Continued increases in our FDIC insurance premiums could have an adverse effect on Pinnacle Bank’s and Pinnacle Financial’s results of operations.

The FDIC may terminate its insurance of an institution's deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

General Enforcement Authority of Regulators

Bank holding companies (including those that have elected to be financial holding companies) and insured banks also may be subject to potential enforcement actions of varying levels of severity by the federal regulators for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by any applicable agency or term of a written agreement with that agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; the termination of the bank’s deposit insurance; the appointment of a conservator or receiver for the bank; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Capital Adequacy

The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Pinnacle Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. Tennessee state banks are required to have the capital structure that the TDFI deems adequate, and the Commissioner of the TDFI as well as federal regulators may require a state bank (or its holding company in the case of federal regulators) to increase its capital structure to the point deemed adequate by the Commissioner or such other federal regulator before granting approval of a branch application, merger application or charter amendment.

Total risk-based capital consists of two components, Tier 1 capital and Tier 2 capital. Following the passage of the Dodd-Frank Act, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock and related surplus, less goodwill and other specified intangible assets and other regulatory deductions, including a portion of Pinnacle Financial's and Pinnacle Bank's recorded investment in BHG (which as a minority interest in an unconsolidated entity is subject to specified deductions). Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. The Dodd-Frank Act also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets on that date unless the company's assets thereafter exceed $15.0 billion as a result of a merger or acquisition. The trust preferred securities issued by Pinnacle Financial or entities it has acquired previously qualified as Tier 1 capital, but no longer qualify as Tier 1 capital under the Dodd-Frank Act and Basel III as a result of our total assets exceeding $15.0 billion as a result of the BNC merger. For a bank holding company to be considered "well-capitalized," it must maintain a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, and not be subject to a written agreement, order or directive to maintain a specific capital level.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part these provisions have resulted in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the Dodd-Frank Act, federal regulators have established minimum Tier 1 leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a ratio of Tier 1 capital to average assets, less goodwill, other intangible assets and other required deductions ("Tier 1 leverage ratio") of not less than 4% and a total risk-based capital ratio of not less than 8%.

In July 2013, the Federal Reserve and the FDIC approved final rules that substantially amend the regulatory capital rules applicable to Pinnacle Bank and Pinnacle Financial, effective January 1, 2015. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final Basel III rules include minimum risk-based capital and leverage ratios. Moreover, these rules refined the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital (as described above). The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a Tier 1 common equity ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a "capital conservation buffer" of 2.5% (to be phased in over three years) above the regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The phase-in of the capital conservation buffer requirement commenced in January 2016 at 0.625% of risk-weighted assets and increases each year by the same amount until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. For the quarters ending in calendar year 2018, neither Pinnacle Financial nor Pinnacle Bank will be required to obtain regulatory approval for dividends, stock repurchases or payment of discretionary bonuses solely as a result of these buffers as long as its common equity Tier 1 capital ratio exceeds 6.375%, its Tier 1 risk-based capital ratio exceeds 7.875% and its total risk-based capital ratio exceeds 9.875%. Each of these amounts will increase by an additional 0.625% on January 1, 2019.

Basel III prescribes a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting Pinnacle Financial’s and Pinnacle Bank’s determination of risk-weighted assets include, among other things:

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;

•	assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due;

•	providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (previously set at 0%);

•
providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction;

•	providing for a 100% risk weight for claims on securities firms; and

•	eliminating the 50% cap on the risk weight for OTC derivatives.

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

Pinnacle Financial must qualify as "well capitalized," among other requirements, in order for it to engage in certain acquisitions or be eligible for expedited treatment of certain regulatory applications, including those related to mergers and acquisitions. For Pinnacle Financial to qualify as "well capitalized," it must have a Tier 1 risk-based capital ratio of at least 8% and a total risk-based capital ratio of at least 10% and not be subject to a written agreement, order or directive to maintain a specific capital level.

Failure to meet statutorily mandated capital requirements or more restrictive ratios separately established for a financial institution or its holding company by its regulators could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business.

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

Under FDIC regulations, a state regulated bank which is not a member of the Federal Reserve (a state non-member bank) like Pinnacle Bank is "well capitalized" if it has a Tier 1 leverage ratio of 5% or better, a common equity Tier 1 capital ratio of 6.5% or better, a Tier 1 risk-based capital ratio of 8% or better, a total risk-based capital ratio of 10% or better, and is not subject to a regulatory agreement, order or directive to maintain a specific level for any capital measure. A state non-member bank is considered "adequately capitalized" if it has a Tier 1 leverage ratio of at least 4%, a common equity Tier 1 capital ratio of 4.5% or better, a Tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 8.0% and does not meet the definition of a well-capitalized bank. Lower levels of capital result in a bank being considered undercapitalized, significantly undercapitalized and critically undercapitalized.

State non-member banks are required to be "well capitalized" in order to take advantage of expedited procedures on certain applications, such as those related to the opening of branches and mergers, and to accept and renew brokered deposits without further regulatory approval.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. In addition, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution into a lower capital category based on supervisory factors other than capital.  As of December 31, 2017, Pinnacle Bank is considered "well-capitalized".

At December 31, 2017, Pinnacle Bank's common equity Tier 1 risk-based capital ratio was 10.3%, Tier 1 risk-based capital ratio was 10.3%, total risk-based capital ratio was 11.3% and Tier 1 leverage ratio was 9.7%, compared to 9.3%, 9.3%, 11.2% and 9.2% at December 31, 2016, respectively. At December 31, 2017, Pinnacle Financial's common equity Tier 1 risk-based capital ratio was 9.1%, Tier 1 risk-based capital ratio was 9.1%, total risk-based capital ratio was 12.0% and Tier 1 leverage ratio was 8.6%, compared to 7.9%, 8.6%, 11.9% and 8.6% at December 31, 2016, respectively. All of these ratios exceeded regulatory minimums and those required by Basel III and FDICIA (including after application of any capital conservation buffer). More information concerning Pinnacle Financial's and Pinnacle Bank's regulatory ratios at December 31, 2017 is included in Note 21 to the "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report on Form 10-K.

Capital Planning

Banking organizations must have appropriate capital planning processes, with proper oversight from the board of directors. Accordingly, pursuant to a separate, general supervisory letter from the Federal Reserve, bank holding companies are expected to conduct and document comprehensive capital adequacy analyses prior to the declaration of any dividends (on common stock, preferred stock, trust preferred securities or other Tier 1 capital instruments), capital redemptions or capital repurchases. Moreover, the federal banking agencies have adopted a joint agency policy statement, noting that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank’s capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the relevant federal banking agencies to take corrective actions.

Payment of Dividends

Pinnacle Financial is a legal entity separate and distinct from Pinnacle Bank. The principal source of Pinnacle Financial's cash flow, including cash flow to pay interest to its holders of subordinated debentures and subordinated notes, and any dividends payable to common shareholders, are dividends that Pinnacle Bank pays to Pinnacle Financial as its sole shareholder. Under Tennessee law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity, and other needs.

In addition to state law limitations on Pinnacle Financial's ability to pay dividends, the Federal Reserve imposes limitations on Pinnacle Financial's ability to pay dividends. As noted above, effective January 1, 2016, Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if Pinnacle Financial's regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer.

Statutory and regulatory limitations also apply to Pinnacle Bank's payment of dividends to Pinnacle Financial.  Pinnacle Bank is required by Tennessee law to obtain the prior approval of the Commissioner of the TDFI for payments of dividends if the total of all dividends declared by its board of directors in any calendar year will exceed (1) the total of Pinnacle Bank's net income for that year, plus (2) Pinnacle Bank's retained net income for the preceding two years.  As of December 31, 2017, Pinnacle Bank could pay dividends to us of up to $305.1 million. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity rather than debt issuances.  Pinnacle Financial currently has available cash balances which amounted to approximately $64.9 million at December 31, 2017.

The payment of dividends by Pinnacle Bank and Pinnacle Financial may also be affected by other factors, such as the requirement to maintain adequate capital above statutory and regulatory requirements imposed on Pinnacle Bank or Pinnacle Financial by their regulators. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDICIA, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured depository institutions should generally only pay dividends out of current operating earnings, and the capital rules adopted implementing Basel III prohibit the payment of dividends when a holding company or insured depository institution is not in compliance with the capital conservation buffer described elsewhere in this report. See "Capital Adequacy" above.

During the fourth quarter of 2013, Pinnacle Financial initiated a quarterly common stock dividend in the amount of $0.08 per share. On January 20, 2015, the board of directors of Pinnacle Financial increased the dividend to $0.12 per share, and on January 19, 2016, the board of directors increased the dividend to $0.14 per share. During the year ended December 31, 2017, Pinnacle Financial paid $35.9 million in dividends to common shareholders. On January 16, 2018, our board of directors declared a $0.14 quarterly cash dividend to common shareholders which approximated $10.9 million in aggregate dividend payments paid on February 23, 2018 to common shareholders of record as of the close of business on February 2, 2018. The amount and timing of all future dividend payments, if any, is subject to our board's discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

Examination and enforcement by the state and federal banking agencies, and other such enforcement authorities, for non-compliance with consumer protection laws and their implementing regulations have increased and become more intense. The advent of the Consumer Financial Protection Bureau (the "CFPB"), as described in more detail below, further heightens oversight and review of compliance with consumer protection laws and regulations. Due to these heightened regulatory concerns, including increased enforcement of the CRA by the federal banking agencies, and new powers and authority of the CFPB, Pinnacle Bank and its affiliates may incur additional compliance costs or be required to expend additional funds for investments in their local community.

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

In addition, the USA PATRIOT Act authorizes the U.S. Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above. Pinnacle Bank currently has policies and procedures in place designed to comply with the USA PATRIOT Act. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to consider the effectiveness of the anti-money laundering activities of the applicants. Material deficiencies in anti-money laundering compliance, and non-compliance with related requirements such as the U.S. economic and trade sanctions regimes, can result in public enforcement actions by the bank regulatory agencies and other government agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputational consequences for Pinnacle Financial and Pinnacle Bank.

The Office of Foreign Assets Control

The Office of Foreign Assets Control (“OFAC”), which is an office in the U.S. Department of the Treasury, is responsible for helping to ensure that U.S. entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts; owned or controlled by, or acting on behalf of target countries, and narcotics traffickers. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or block the transactions on the account. Pinnacle Bank has appointed a compliance officer to oversee the inspection of its accounts and the filing of any notifications. Pinnacle Bank actively checks high‑risk OFAC areas such as new accounts, wire transfers and customer files. These checks are performed using software that is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

The Dodd-Frank Act

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. In 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, our regulatory compliance costs. The Dodd-Frank Act also imposes other restrictions on our operations, including restrictions on the types of investments that bank holding companies and banks can make. Given the sweeping nature of the Dodd-Frank Act and the fact that our total assets now exceed $10 billion, which results in the imposition of certain additional requirements thereunder, we expect that the Dodd-Frank Act will continue to have a negative impact on our earnings through fee reductions, higher costs and restrictions on certain activities. Failure to comply with the requirements would negatively impact our results of operations and financial condition and could limit our growth or expansion activities. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, such changes could be materially adverse to our investors.

Set out below are certain of the additional provisions of the Dodd-Frank Act to which we are subject since our total assets exceed $10 billion.

Risk Committee. Publicly traded bank holding companies with $10 billion or more in total assets like Pinnacle Financial are required to establish a risk committee responsible for oversight of enterprise-wide risk management practices. The committee must be comprised only of independent directors and must include at least one risk management expert with experience in managing risk exposures of large, complex firms. Pinnacle Financial established a risk committee on February 7, 2017.

Stress Testing. Pursuant to the Dodd-Frank Act, any banking organization, including whether a bank holding company or a depository institution, with more than $10 billion in total consolidated assets and regulated by a federal financial regulatory agency is required to conduct annual company-run stress tests to ensure it has sufficient capital during periods of economic downturn. Currently, the Federal Reserve and FDIC release stress-test scenarios on February 15, and banking organizations are required to submit the results of their tests to the appropriate regulator by July 31. Currently, the results of each year's stress tests are publicly disclosed in October, following each banking organization's submission. Almost all of our assets are held at Pinnacle Bank; accordingly both we and Pinnacle Bank have total assets in excess of $10 billion and both we and Pinnacle Bank must perform the stress test. Pinnacle

Financial’s and Pinnacle Bank's first stress tests are due in July 2018. We expect our regulators will consider the results of our stress tests in evaluating the capital adequacy of Pinnacle Financial and Pinnacle Bank, including in connection with potential acquisitions, and whether the appropriateness of any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. In reviewing our stress test results, our regulators will consider both quantitative and qualitative factors.

Durbin Amendment. The Dodd-Frank Act included provisions (known as the "Durbin Amendment") which restrict interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011.  In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points (plus $0.01 for fraud loss) in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate.  The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets, like Pinnacle Bank. The implications of the Durbin Amendment first became applicable to us on July 1, 2017.

Consumer Financial Protection Bureau. The Dodd-Frank Act also created the CFPB, which took over responsibility for enforcing the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. We are subject to oversight by the CFPB.

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

The rules issued by the CFPB will have a long-term impact on our business, including our mortgage loan origination and servicing activities. Compliance with these rules will increase our overall regulatory compliance costs. On July 1, 2017, the CFPB took over conducting on-site consumer examinations from the FDIC for all regulations that transferred under their supervision.

Securities Registration and Listing

Pinnacle Financial’s securities are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the Nasdaq Global Select Market. As such, Pinnacle Financial is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act, as well as the Marketplace Rules and other requirements promulgated by the Nasdaq Stock Market, LLC.

As a public company, Pinnacle Financial is also subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, increased requirements for board audit committees and their members, and enhanced requirements relating to disclosure controls and procedures and internal control over financial reporting.

Insurance Agencies

Each of Miller Loughry Beach and HPB Insurance Group is subject to licensing requirements and extensive regulation under the laws of the various states in which it conducts its insurance agency business. These laws and regulations are primarily for the protection of policyholders. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, those authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Licenses may be denied or revoked for various reasons, including for regulatory violations or upon conviction for certain crimes. Possible sanctions that may be imposed for violation of regulations include the suspension of individual employees, limitations on engaging in a particular business for a specified period of time, revocation of licenses, censures and fines.

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

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging provisions for altering the structures, regulations and competitive relationships of the nation’s financial institutions. Over the last year, the U.S. Congress has debated and proposed changes to the financial institution regulatory landscape, including proposed amendments to the Dodd-Frank Act, including raising the asset threshold levels at which financial institutions and their holding companies become subject to enhanced regulatory oversight and compliance requirements. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Even if modifications are enacted to existing or proposed regulations, including raising certain assets thresholds above those currently in place, we may continue to face enhanced scrutiny from our regulators who may expect us to continue to comply with the current, more stringent requirements as part of their safety and soundness and compliance examinations and general oversight of our operations.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves various risks which are particular to our company, our industry and our market areas. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our results of operations and financial condition could be materially and negatively impacted.  These matters could cause the trading price of our common stock to decline in future periods.

Our net interest margin, and consequently our net earnings, are significantly affected by interest rate levels.

Our profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans, leases and investment securities and interest expense paid on deposits, other borrowings, subordinated debentures and subordinated notes. The absolute level of interest rates as well as changes in interest rates or that affect the yield curve may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under our control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing (including competition that may develop as a result of the passage of the Tax Cuts and Jobs Act) and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits. In addition, changes in the method of determining the London Interbank Offered Rate (LIBOR) or other reference rates, or uncertainty related to such potential changes, may adversely affect the value of reference rate-linked debt securities that we hold or issue, which could further impact our interest rate spread.

Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our results of operations and financial condition. A decline in the market value of our assets may limit our ability to borrow additional funds. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.

Because of significant competitive pressures in our markets and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve’s federal funds rate or LIBOR (both of which are at low levels as a result of recent economic conditions), our net interest margin may be negatively impacted if these short-term rates remain at their low levels. However, if short-term interest rates rise, our results of operations may also be negatively impacted if we are unable to increase the rates we charge on loans or earn on our investment securities in excess of the increases we must pay on deposits and our other funding sources. As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected.

We have entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of our interest rate exposure. In the event that interest rates do not change in the manner anticipated, such transactions may not be effective and our results of operations may be adversely affected.

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses.

We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders, and land subdividers. These industries experienced adversity during 2008 through 2010 as a result of sluggish economic conditions, and, as a result, an increased level of borrowers in these industries were unable to perform under their loan agreements with us, or suffered loan downgrades which negatively impacted our results of operations. If the economic environment in our markets weakens in 2018 or beyond, these industry or other concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our results of operations and financial condition.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2017, our commercial and industrial loans accounted for almost 26.5% of our total loans.

Additionally, approximately, 36.9% of our commercial real-estate mortgage loans at December 31, 2017 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses’ real estate. We expect to seek to expand the amount of such loans in our portfolio in 2018. During periods of lower economic growth or challenging economic periods, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

As a result of our acquisitions over the last three years and our strong organic growth in our legacy markets as well as our revaluation of deferred tax assets and recognized investment securities losses following the passage of the Tax Cuts and Jobs Act during the fourth quarter of 2017, our level of commercial real estate loans increased markedly from approximately 190% of total risk-based capital as of December 31, 2014 to approximately 297% of total risk-based capital as of December 31, 2017. If our level of commercial real estate loans were to remain at these elevated levels or exceed regulatory guidelines, our ability to grow our loan portfolio in line with our targets may be negatively impacted if we don’t increase our capital levels and it may be more difficult to secure any required regulatory approvals necessary to execute on our expansion strategy without increasing our capital levels.

The percentage of real estate construction and development loans in our loan portfolio was approximately 12.2% of total loans at December 31, 2017. These loans make up approximately 10.4% of our non-performing loans at December 31, 2017. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. Should we experience the return of adverse economic and real estate market conditions similar to those we experienced in 2009 and 2010 we may again experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

Our business may suffer if there are significant declines in the value of real estate.

The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan and lease portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the value of the security anticipated when we originated the loan, which in turn could have an adverse effect on our allowance and provision for loan and lease losses and our financial condition, results of operations and liquidity.

Most of our foreclosed assets are comprised of real estate properties. We carry these properties at their estimated fair values less estimated selling costs. While we believe the carrying values for such assets are reasonable and appropriately reflect current market conditions, there can be no assurance that the values of such assets will not further decline prior to sale or that the amount of proceeds realized upon disposition of foreclosed assets will approximate the carrying value of such assets. If the proceeds from any such dispositions are less than the carrying value of foreclosed assets, we will record a loss on the disposition of such assets, which in turn could have an adverse effect on our results of operations.

Our operations are principally geographically concentrated in certain markets in the southeastern United States, and changes in local economic conditions impact our profitability.

Prior to our acquisitions of CapitalMark and Magna, we operated primarily in the Nashville, Tennessee and Knoxville, Tennessee MSAs, and most of our borrowers, depositors and other customers lived or had operations in these areas. With our acquisitions of CapitalMark and Magna, we have increased our presence in the Knoxville MSA and expanded our operations into the Chattanooga MSA and surrounding counties and the Memphis MSA. Following our acquisition of BNC, we have expanded our operations to the Carolinas and Virginia. As a result, a significant percentage of our borrowers are situated in these Tennessee MSAs, and the various MSAs we have recently entered into in the Carolinas and Virginia. Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets (particularly the Nashville, Tennessee MSA, Knoxville, Tennessee MSA and the Carolina and Virginia MSAs), along with the continued attraction of business ventures to these areas, and our profitability is impacted by the changes in general economic conditions in these markets. We cannot assure you that economic conditions, including loan demand, in our markets will not deteriorate during 2018 or thereafter, and upon any deterioration, we may not be able to grow our loan portfolio in line with our expectations and the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

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

Over the last three years we have completed the acquisitions of CapitalMark, Magna, Avenue and BNC. We expect to continue to expand in our current markets and in select high-growth markets located outside of Tennessee in the southeastern portion of the United States through additional branches and also may consider expansion within these markets through additional acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including:

Management of Growth. We may be unable to successfully:

•	maintain loan quality in the context of significant loan growth;

•	identify and expand into suitable markets;

•	obtain regulatory and other approvals;

•	identify and acquire suitable sites for new banking offices;

•	attract sufficient deposits and capital to fund anticipated loan growth;

•	maintain adequate common equity and regulatory capital;

•	avoid diversion or disruption of our existing operations or management as well as those of the acquired institution;

•	maintain adequate management personnel and systems to oversee and support such growth;

•	maintain adequate internal audit, loan review and compliance functions; and

•	implement additional policies, procedures and operating systems required to support such growth.

Results of Operations. There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth strategy necessarily entails growth in overhead expenses as we routinely add new offices and staff. Our historical results may not be indicative of future results or results that may be achieved as we continue to increase the number and concentration of our branch offices in our newer markets.

Development of offices. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches we establish can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. The same is true for our efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. Our expenses could be further increased if we encounter delays in opening any of our new branches. We may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure to receive any required regulatory approvals, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, we have no assurance any branch will be successful even after it has been established or acquired, as the case may be.

Regulatory and economic factors. Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering into or expanding in our targeted markets or allow competitors to gain or retain market share in our existing markets.

Failure to successfully address these and other issues related to our expansion could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations and financial condition could be materially adversely affected.

If our allowance for loan losses is not sufficient to cover losses inherent in our loan portfolio, our results of operations and financial condition will be negatively impacted.

If loan customers with significant loan balances fail to repay their loans, our results of operations, financial condition and capital levels will suffer. We make various assumptions and judgments about the probable losses in our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the loans. Utilizing objective and subjective factors, we maintain an allowance for loan losses, established through a provision for loan and lease losses charged to expense, to cover our estimate of the probable losses in our loan portfolio. In determining the size of this allowance, we utilize estimates based on analyses of volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, national and local economic conditions, industry and peer bank loan quality indications, and other pertinent factors and information. Actual losses are difficult to forecast, especially if those losses stem from factors beyond our historical experience or are otherwise inconsistent with our credit quality assessments. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would negatively impact our results of operations and financial condition.

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our results of operations and financial condition. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans (including those we acquired in our recently completed acquisitions), identification of additional problem loans, accounting rule changes (like those related to the Financial Accounting Standards Board’s rules regarding accounting for current expected credit losses that are not yet effective) and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations and financial condition.

Liquidity risk could impair our ability to fund our operations and jeopardize our financial condition.

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs.

The objective of managing liquidity risk is to ensure that our cash flow requirements resulting from depositor, borrower and other creditor demands as well as our operating cash needs, are met, and that our cost of funding such requirements and needs is reasonable. We maintain an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, include procedures for managing and monitoring liquidity risk. Generally we rely on deposits, repayments of loans and leases and cash flows from our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with Federal Home Loan Bank of Cincinnati (“FHLB Cincinnati”) advances, federal funds purchased and other sources of short-term and long-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

An inability to maintain or raise funds in amounts necessary to meet our liquidity needs could have a substantial negative effect, individually or collectively, on Pinnacle Financial and Pinnacle Bank's liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation or any other decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets and have a material adverse effect on our results of operations or financial condition.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans and leases, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB Cincinnati advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets.

We anticipate we will continue to rely primarily on deposits, loan and lease repayments, and cash flows from our investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. If we are unable to access any of these secondary funding sources when needed, we might be unable to meet our customers’ or creditors’ needs, which would adversely affect our financial condition, results of operations, and liquidity.

We may not be able to successfully integrate BNC’s business or to realize the anticipated benefits of our acquisition of BNC.

We are still in the process of integrating BNC’s business. A successful integration of BNC’s business with ours will depend substantially on our ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our business with BNC’s business without encountering difficulties, such as:

•	the loss of key employees;

•	disruption of operations and business;

•	inability to maintain and increase competitive presence;

•	loan and deposit attrition, customer loss and revenue loss, including as a result of any decision we may make to close one or more locations;

•	possible inconsistencies in standards, control procedures and policies;

•	unexpected problems with costs, operations, personnel, technology and credit; and/or

•	problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.
Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of BNC’s business.

Further, we acquired BNC with the expectation that the acquisition will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of this acquisition is subject to a number of uncertainties, including whether we integrate BNC’s business, including its organizational culture, operations, technologies, services and products, in an efficient and effective manner, receipt of any required regulatory approvals or no objection decisions with respect to certain integration actions, our ability to achieve the estimated noninterest expense savings we believe we can achieve, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, results of operations and financial condition. Additionally, we made fair value estimates of certain assets and liabilities in recording our acquisition of BNC. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the acquisition. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

We have incurred significant transaction and merger-related costs in connection with our acquisition of BNC.

We have incurred significant costs associated with combining the operations of BNC with our operations. Additional unanticipated costs may be incurred in the integration of our business with the business of BNC, including as a result of the conversion of our technology systems to a single, unified model across all of our geographic regions. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Our acquisition of BNC involves risks unlike those we have faced in connection with our other recent acquisitions.

Between January 1, 2015 and our acquisition of BNC, we had acquired three financial institutions with aggregate total assets of approximately $2.92 billion as of the respective dates we consummated those acquisitions. BNC’s total assets as of March 31, 2017 were approximately $7.58 billion, reflecting assets significantly in excess of the aggregate total assets of all of the other financial institutions we have acquired since January 1, 2015. For the merger to be successful, we will need to, among other things, successfully export our business strategies to the new markets in which BNC operates and effectively manage a combined company that is over 50% larger than our pre-acquisition size, measured by total assets. Moreover, all of our acquisitions to date other than the BNC acquisition have been of financial institutions headquartered in Tennessee with significant operations in markets with which we were familiar. At the closing of the merger, BNC operated 76 banking offices across three states in many markets that are unfamiliar to us. We will rely heavily on BNC’s existing personnel (as well as employees hired following the closing) to grow loan and deposit balances in those markets and if we are unable to retain BNC’s key employees our results of operations may be materially and adversely affected. We have also announced a significant five-year hiring initiative targeted at revenue producers in BNC’s legacy markets. If we are unable to successfully recruit and hire qualified revenue producers at our targeted goal, we may be unable to grow loans and deposits in those markets at the pace we have targeted, which could result in a material and adverse impact on our results of operations.

In addition, BNC’s loan portfolio was made up of a greater percentage of commercial real estate loans than we had in our portfolio and BNC was more dependent on noncore funding than we were prior to the merger. Our regulators will be closely monitoring the levels of commercial real estate loans in our portfolio and, if we are unable to originate a significant amount of loans in other segments of our portfolio or increase our capital levels in amounts sufficient to keep our concentration of these commercial real estate loans near or below regulatory guidelines, our ability to continue to aggressively grow our balance sheet may be negatively affected and our results of operations may be materially and adversely affected. In addition, if we are not able to increase the amount of core funding in our markets, particularly in lower cost deposits, our net interest margin and liquidity may be adversely affected which could result in a material and adverse impact on our results of operations.

We may face risks with respect to future acquisitions.

When we attempt to expand our business through mergers and acquisitions (as we have aggressively done over the last three years), we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans which are highlighted above, in general acquiring other banks, businesses or branches, particularly those in markets with which we are less familiar, involves various risks commonly associated with acquisitions, including, among other things:

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

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction and integration of an acquired company’s operations with ours;

•	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;

•	entry into new markets where we have limited or no direct prior experience;

•	closing delays and increased expenses related to the resolution of lawsuits filed by our shareholders or shareholders of companies we may seek to acquire;

•	the inability to receive regulatory approvals timely or at all, including as a result of community objections, or such approvals being restrictively conditional; and

•	risks associated with integrating the operations, technologies and personnel of the acquired business.

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

The performance of our investment securities portfolio is subject to fluctuation due to changes in interest rates and market conditions, including credit deterioration of the issuers of individual securities.

Changes in interest rates can negatively affect the performance of most of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond our control. Fluctuations in interest rates can materially affect both the returns on and market value of our investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

Our investment securities portfolio consists of several securities whose trading markets are “not active.” As a result, we utilize alternative methodologies for pricing these securities that include various estimates and assumptions. There can be no assurance that we can sell these investment securities at the price derived by these methodologies, or that we can sell these investment securities at all, which could have an adverse effect on our financial condition, results of operations and liquidity.

We monitor the financial position of the various issues of investment securities in our portfolio, including each of the state and local governments and other political subdivisions where we have exposure. To the extent we have securities in our portfolio from issuers who have experienced a deterioration of financial condition, or who may experience future deterioration of financial condition, the value of such securities may decline and could result in an other-than-temporary impairment charge, which could have an adverse effect on our financial condition, results of operations and liquidity.

Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material adverse effect on our business, financial condition or results of operations.

On July 21, 2010, former President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vi) the elimination of certain proprietary trading and private equity investment activities by banks and bank holding companies; (vii) the elimination of barriers to de novo interstate branching by banks; (viii) a permanent increase of FDIC deposit insurance to $250,000; (ix) the authorization of interest-bearing transaction accounts; and (x) changes in how the FDIC deposit insurance assessments are calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

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

Since our total assets exceed $10 billion, we and our bank subsidiary are required, under the Dodd-Frank Act, to submit annually a stress test to our federal regulators that projects our performance in various economic scenarios provided by the regulators. We are required to submit our first stress test in the third quarter of 2018. The Dodd-Frank Act stress tests are forward-looking exercises conducted by our regulators to help ensure institutions have sufficient capital to absorb losses and support operations during adverse economic conditions. In performing these stress tests, we will be required to make certain assumptions in modeling future performance and must support these assumptions through statistical analysis and observed market behavior where applicable. The outcome of our regulators' analysis of our and our bank subsidary's projected performance (to include capital, earnings, and balance sheet changes) will be used in supervision of us and our bank subsidiary and will assist our regulators in assessing our and Pinnacle Bank's risk profile and capital adequacy. The results of any stress test that we and our bank subsidiary perform could hinder our or the bank's subsidiary's ability to pay quarterly cash dividends to shareholders as has been our practice, and could also impact decisions made by the Federal Reserve and other bank regulators regarding future acquisitions or investments by us or Pinnacle Bank. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities.

In addition, beginning on July 1, 2017 we became subject to the Durbin Amendment promulgated under the Dodd-Frank Act. Under the Durbin Amendment, interchange fees for debit card transactions are capped at $0.21 plus five basis points (plus $0.01 for fraud loss). This limitation on interchange fees has adversely impacted our results of operations and will continue to do so.

Ongoing compliance with these additional requirements may result in further increased regulatory compliance costs, fee reductions and restrictions on activities in which we may have otherwise engaged, any of which could have a material adverse effect on our business, financial condition or results of operations. Moreover, our failure to comply with these or other regulations could result in regulatory enforcement actions against us or make it more difficult to receive any required regulatory approvals necessary to execute on our growth strategy, each of which could have a material adverse effect on our results of operations, business or financial condition.

Although many of the regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant legislation may be interpreted and enforced or the full extent to which implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

President Donald Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act and rules promulgated thereunder may be revised, repealed or amended, including as is proposed in legislation which has been approved by either the House of Representatives or the Senate. We cannot predict whether or in what form any proposed regulation or statute will be adopted, if at all, or the extent to which our business may be affected by any new regulation or statute. Even if modifications are enacted to existing or proposed regulations, including as proposed in such legislation, we may continue to face enhanced scrutiny from our regulators who may expect us to continue to comply with the current, more stringent requirements as part of their safety and soundness and compliance examinations and general oversight of our operations.

Our capital stress testing processes rely on analytical and forecasting models that may prove to be inadequate or inaccurate, which could adversely affect the effectiveness of our strategic planning and our ability to pursue certain corporate goals.

As discussed above, we and our bank subsidiary are required to perform annual capital stress tests under the Dodd-Frank Act. The results of our capital stress tests may require us and our bank subsidiary to increase our regulatory capital, raise additional capital or take or decline to take certain other capital-related actions under certain circumstances. Our stress testing processes also rely on our use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the models they are based on may prove to be inadequate or inaccurate because of other flaws in their design or implementation. Also, the assumptions we utilize for our stress tests may not be met with regulatory approval, which could result in our stress tests receiving a failing grade. In addition to adversely affecting our reputation, failing our stress tests would likely preclude or delay the possibility of our growth through acquisition, and would limit our ability to pay any cash dividends.

Negative developments in the U.S. and local economy may adversely impact our results in the future.

Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010. These challenges manifested themselves primarily in the form of increased levels of provisions for loan losses and other real estate expense related to declining collateral values in our real estate loan portfolio and increased costs associated with our portfolio of other real estate owned. Although economic conditions have strengthened in most of our markets in the more recent periods and we have refocused our efforts on growing our earning assets, we believe that we will continue to experience an uncertain economic environment during 2018. Accordingly, we expect that our results of operations could be negatively impacted by economic conditions, including reduced loan demand. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets, generally, or us in particular, will improve materially, or at all, in the near future, or thereafter, in which case we could experience reduced earnings or again experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

Our ability to grow our loan portfolio may be limited by, among other things, economic conditions, competition within our market areas, the timing of loan repayments and seasonality.

Our ability to continue to improve our results of operations is dependent upon, among other things, aggressively growing our loan portfolio. While we believe that our strategy to grow our loan portfolio is sound and our growth targets are achievable over an extended period of time, competition within our market areas is significant, particularly for borrowers whose businesses have been less negatively impacted by the challenging economic conditions of the last few years. We compete with both large regional and national financial institutions, who are sometimes able to offer more attractive interest rates and other financial terms than we choose to offer, and smaller community-based financial institutions who seek to offer a similar level of service to that which we offer. This competition can make loan growth challenging, particularly if we are unwilling to price loans at levels that would cause unacceptable levels of compression of our net interest margin or if we are unwilling to structure a loan in a manner that we believe results in a level of risk to us that we are not willing to accept. Moreover, loan growth throughout the year can fluctuate due in part to seasonality of the businesses of our borrowers and potential borrowers and the timing on loan repayments, particularly those of our borrowers with significant relationships with us, resulting from, among other things, excess levels of liquidity. In addition, the passage of the Tax Cuts and Jobs Act, which contains provisions limiting the mortgage interest tax deduction and eliminating the deduction for interest paid on home equity loans, may negatively affect our ability to originate residential real estate loans (including home equity lines of credit).

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

In July 2013, the Federal Reserve and the FDIC approved final rules that substantially amended the regulatory risk-based capital rules applicable to Pinnacle Bank and Pinnacle Financial. The final rules, which became effective on January 1, 2015, implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

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

The rules also establish a “capital conservation buffer” of 2.5% (being phased in over three years beginning January 1, 2016) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The phase-in of the capital conservation buffer requirement commenced in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. We will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if our capital levels fall below these minimums plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Common equity Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets at that date, trust preferred securities issued prior to that date, continue to count as Tier 1 capital subject to certain limitations. Since our total assets exceeded $15.0 billion following our merger with BNC, the subordinated debentures we, and companies we have acquired, issued in connection with prior trust preferred securities offerings no longer qualify as Tier 1 capital under applicable banking regulations. Though these trust preferred securities no longer qualify as Tier 1 capital, we believe they continue to qualify as Tier 2 capital, subject to applicable limitations. We may need to increase the level of Tier 1 capital we maintain through issuance of common stock or noncumulative perpetual preferred stock, which could cause dilution to our existing common shareholders.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Both Pinnacle Financial and Pinnacle Bank opted-out of this requirement.

The application of more stringent capital requirements for Pinnacle Financial and Pinnacle Bank, like those adopted to implement the Basel III reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital, particularly in the form of common stock, make it more difficult for us to receive regulatory approvals related to our growth initiatives and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III either because we became subject to those requirements directly or because our regulators seek to propose additional on-balance sheet liquidity requirements on us, could result in our having to lengthen the term of our funding, restructure our business models and/or increase our holdings of liquid assets, which could adversely impact our results of operations.

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

Federal and state bank regulators require Pinnacle Financial and Pinnacle Bank to maintain adequate levels of capital to support operations. At December 31, 2017, Pinnacle Financial’s and Pinnacle Bank’s regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. However, as described above, our business strategy calls for continued growth in our existing banking markets and targeted expansion in new markets. Growth in assets at rates in excess of the rate at which our capital is increased through retained earnings will reduce our capital ratios unless we continue to increase capital. Failure by us to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities.

We may need to raise additional capital (including through the issuance of common stock) in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs or in connection with acquisitions. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by negative perceptions of our business or prospects, changes in the capital markets and deteriorating economic and market conditions. Pinnacle Bank is required to obtain regulatory approval in order to pay dividends to Pinnacle Financial unless the amount of such dividends does not exceed its net income for that calendar year plus retained net income for the preceding two years. Any restriction on the ability of Pinnacle Bank to pay dividends to Pinnacle Financial could impact Pinnacle Financial’s ability to continue to pay dividends on its common stock or its ability to pay interest on its indebtedness.

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

An ineffective risk management framework could have a material adverse effect on our strategic planning and our ability to mitigate risks and/or losses and could have adverse regulatory consequences.

We have implemented a risk management framework to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, capital, compliance, strategic and, reputational risks. Our framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. In addition, our board of directors, in consultation with management, has adopted a risk appetite statement, which sets forth certain thresholds and limits to govern our overall risk profile. However, there is no assurance that our risk management framework, including the risk metrics under our risk appetite statement, will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and become subject to regulatory consequences, as a result of which our business, financial condition, results of operations or prospects could be materially adversely affected.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. We provide our customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. Our network, and the systems of parties with whom we contract, could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer systems and networks) and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

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

In connection with our acquisition of BNC, we converted our core processing system in our Tennessee legacy markets to that of BNC. Any complications from the conversion could cause us to experience increased costs as we manage through those complications or divert management’s and our associates’ attention from executing on our growth strategy. Moreover, such complications could negatively impact the experiences or satisfaction of our customers, which could cause those customers to terminate their relationship with us or reduce the amount of business that they do with us, either of which could adversely affect our business, financial condition or results of operations.

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

Bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our results of operations and financial condition. Changes in state or federal tax laws or regulations can have a similar impact. State and municipal governments, including the State of Tennessee, could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies are expected to continue to be aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

Our business reputation and relationships are important and any damage to them could have a material adverse effect on our business.

Our reputation is very important in sustaining our business and we rely on our relationships with our current, former and potential clients and shareholders and other actors in the industries that we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, the way in which we conduct our business or otherwise could strain our existing relationships and make it difficult for us to develop new relationships. Any such damage to our reputation and relationships could in turn lead to a material adverse effect on our business.

A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At December 31, 2017, our goodwill and other identifiable intangible assets totaled approximately $1.9 billion. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would further adversely impact the capacity of Pinnacle Bank to pay dividends to us without seeking prior regulatory approval, which could adversely affect our ability to pay required interest payments on our outstanding indebtedness.

Competition with other banking institutions could adversely affect our profitability.

A number of banking institutions in our geographic markets have higher lending limits, more banking offices, and a larger market share of loans or deposits than we do. In addition, our asset management division competes with numerous brokerage firms and mutual fund companies which are also much larger. In some respects, this may place these competitors in a competitive advantage. This competition may limit or reduce our profitability (including as a result of compression to our net interest margin), reduce our growth and adversely affect our results of operations and financial condition.

Inability to retain senior management and key employees or to attract new experienced financial services professionals could impair our relationship with our customers, reduce growth and adversely affect our business.

We have assembled a senior management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth in 2012 through 2017 (like the growth that we are seeking going forward) was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. We anticipate deploying a similar hiring strategy in the Carolinas and Virginia. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders (including, in either case, as a result of competitive compensation and other hiring and retention pressures resulting from the passage of the Tax Cuts and Jobs Act) with established books of business could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we have to pay to hire and retain these experienced individuals could cause our noninterest expense levels to rise and negatively impact our results of operations.

We are subject to certain litigation, and our expenses related to this litigation may adversely affect our results.

We are from time to time subject to certain litigation in the ordinary course of our business. As we have aggressively hired new revenue producing associates over the last five years we, and the associates we have hired, have also periodically been the subject of litigation and threatened litigation with these associates’ former employers. We may also be subject to claims related to our loan servicing programs, particularly those involving servicing of commercial real estate loans. These and other claims and legal actions, as well as supervisory and enforcement actions by our regulators, including the CFPB or other regulatory agencies with which we deal, including those with oversight of our loan servicing programs, could involve large monetary claims, capital directives, agreements with federal regulators, cease and desist orders and significant defense costs. The outcome of any such cases or actions is uncertain. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

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

Our accounting estimates and risk management processes rely on analytical and forecasting models and tools.

The processes we use to estimate probable credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other measures of our financial condition and results of operations, depend upon the use of analytical and forecasting models and tools. These models and tools reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models and tools may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. Any such failure in our analytical or forecasting models and tools could have a material adverse effect on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and financial stability of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to various counterparties, including brokers and dealers, commercial and correspondent banks, and others. As a result, defaults by, or rumors or questions about, one or more financial services institutions, or the financial services industry generally, may result in market-wide liquidity problems and could lead to losses or defaults by such other institutions. Such occurrences could expose us to credit risk in the event of default of one or more counterparties and could have a material adverse effect on our financial position, results of operations and liquidity.

We depend on the accuracy and completeness of information about customers.

In deciding whether to extend credit or enter into certain transactions, we rely on information furnished by or on behalf of customers, including financial statements, credit reports, tax returns and other financial information. We may also rely on representations of those customers or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, tax returns or other financial information could have an adverse effect on our business, financial condition and results of operations.

We may be subject to claims and litigation asserting lender liability.

From time to time, and particularly during periods of economic stress, customers, including real estate developers and consumer borrowers, may make claims or otherwise take legal action pertaining to performance of our responsibilities. These claims are often referred to as “lender liability” claims and are sometimes brought in an effort to produce or increase leverage against us in workout negotiations or debt collection proceedings. Lender liability claims frequently assert one or more of the following allegations: breach of fiduciary duties, fraud, economic duress, breach of contract, breach of the implied covenant of good faith and fair dealing, and similar claims. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a favorable manner, they may result in significant financial liability and/or adversely affect our market reputation, products and services, as well as potentially affecting customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and liquidity.

Natural disasters may adversely affect us.

Our operations and customer base are located in markets where natural disasters, including tornadoes, severe storms, fires, floods, hurricanes and earthquakes often occur. Such natural disasters could significantly impact the local population and economies and our business, and could pose physical risks to our properties. Although our banking offices are geographically dispersed throughout portions of the southeastern United States and we maintain insurance coverages for such events, a significant natural disaster in or near one or more of our markets could have a material adverse effect on our financial condition, results of operations or liquidity.

The price of our common stock may be volatile or may decline.

The trading price of our common stock may fluctuate as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our results of operations and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	market perceptions about the innovation economy, including levels of funding or "exit" activities of companies in the industries we serve;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; and

•	domestic and international economic factors unrelated to our performance.
The trading price of the shares of our common stock and the value of our other securities will further depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, and future sales of our equity or equity-related securities. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation, as well as the loss of key employees.

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

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay and that Pinnacle Bank may declare and pay to us. For example, Federal Reserve regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed certain higher levels applying capital conservation buffers that began to apply on January 1, 2016 and are being phased in over three years.

In addition, the terms of (i) our subordinated debentures, (ii) the subordinated notes we assumed upon consummation of the Avenue merger, and (iii) the subordinated debentures and subordinated notes we assumed upon the consummation of the BNC merger, prohibit us from paying dividends on our common stock at times when we are deferring the payment of interest on such subordinated debentures or subordinated notes. Moreover, the terms of the loan agreement for Pinnacle Financial’s line of credit prohibits us from paying dividends when there is an event of default existing under the loan agreement, or the payment of a dividend would cause an event of default.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain our or Pinnacle Bank’s capital at desired or regulatory-required levels, we may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions (as we did in connection with our acquisition of BNC and our other recent acquisitions) or investments in fee-related businesses such as BHG, which could also dilute shareholder ownership.

Holders of Pinnacle Financial’s and Pinnacle Bank’s indebtedness and junior subordinated debentures have rights that are senior to those of Pinnacle Financial’s shareholders.

At December 31, 2017, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $133.0. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by Pinnacle Financial, and the accompanying subordinated debentures are senior to shares of Pinnacle Financial’s common stock. As a result, Pinnacle Financial must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on common stock and, in the event of Pinnacle Financial’s bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial’s common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

From time to time, Pinnacle Financial and Pinnacle Bank have issued, and in connection with the Avenue merger and BNC merger, assumed, subordinated notes. At December 31, 2017, we and Pinnacle Bank had an aggregate of $340.5 million of subordinated notes outstanding, not including the subordinated debentures issued in connection with our trust preferred securities. The terms of these notes prohibit or will prohibit Pinnacle Financial or Pinnacle Bank, as applicable, from declaring or paying any dividends or distributions on its common stock at any time when payment of interest on these notes has not been timely made and while any such accrued and unpaid interest remains unpaid. Moreover, the notes we have issued or assumed rank senior to shares of Pinnacle Financial’s common stock. In the event of any bankruptcy, dissolution or liquidation of Pinnacle Financial, these notes, along with Pinnacle Financial’s other indebtedness, would have to be repaid before Pinnacle Financial’s shareholders would be entitled to receive any of the assets of Pinnacle Financial.

Pinnacle Financial or Pinnacle Bank may from time to time issue additional subordinated indebtedness that would have to be repaid before Pinnacle Financial’s shareholders would be entitled to receive any of the assets of Pinnacle Financial or Pinnacle Bank.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential holders of our securities could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Maintaining and adapting our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, is expensive and requires significant management attention. Moreover, as we continue to grow, our internal controls may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance. Failure to implement effective controls or difficulties encountered in the process may harm our results of operations and financial condition or cause us to fail to meet our reporting obligations. If we or our independent registered accounting firm identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. We may also face regulatory enforcement or other actions, including the potential delisting of our securities from the Nasdaq Global Select Market. This could have an adverse effect on our business, financial condition or results of operations, as well as the trading price of our securities, and could potentially subject us to litigation.

Our issuance of preferred stock could adversely affect holders of our common stock.

We have the ability under our current effective shelf registration statement to issue shares of preferred stock. Further, our shareholders authorized our board of directors to issue up to 10,000,000 shares of preferred stock without any further action on the part of our shareholders. Our board also has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up, and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue debt securities, incur other borrowings or issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected.

We and/or the holders of certain classes of our securities could be adversely affected by unfavorable ratings from rating agencies.

The ratings agencies regularly evaluate Pinnacle Financial and Pinnacle Bank, and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will not receive adverse changes in our ratings in the future, which could adversely affect the cost and other terms upon which we are able to obtain funding, and the way in which we are perceived in the capital markets. Actual or anticipated changes, or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could affect the market value and liquidity of our securities, increase our borrowing costs and negatively impact our profitability. Additionally, a downgrade of the credit rating of any particular security issued by us or our subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

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

•
a provision that any special meeting of our shareholders may be called only by our chairman, our chief executive officer, our president, our board of directors, or the holders of 25% of the outstanding shares of our voting stock that have held those shares for at least one year; and

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 150 Third Avenue South, Suite 900, Nashville, Tennessee. At December 31, 2017, we conducted banking operations in 114 offices in four states. These offices include both owned and leased facilities as follows:

State	Owned	Leased	Total
Tennessee	27	19	46
North Carolina	29	10	39
South Carolina	12	9	21
Virginia	6	2	8
	74	40	114

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle Financial's common stock is traded on the Nasdaq Global Select Market under the symbol "PNFP" and has traded on that market since July 3, 2006. The following table shows the high and low sales price information for Pinnacle Financial's common stock for each quarter in 2017 and 2016 as reported on the Nasdaq Global Select Market.

	Price Per Share
	High	Low
2017:
First quarter	$71.55	$61.07
Second quarter	70.30	59.00
Third quarter	67.80	58.40
Fourth quarter	69.95	63.13
2016:
First quarter	$52.82	$43.32
Second quarter	52.54	44.61
Third quarter	57.39	46.82
Fourth quarter	71.85	49.40

As of February 23, 2018, Pinnacle Financial had approximately 7,169 stockholders of record.

During the fourth quarter of 2013, we paid a quarterly dividend on our common stock for the first time. The amount of the initial dividend was $0.08 per share. During the first quarters of 2015 and 2016, the board of directors increased the dividend to $0.12 per share and $0.14 per share, respectively. During the first quarter of 2018, our board of directors declared a dividend of $0.14 per share. See ITEM 1. "Business - Supervision and Regulation - Payment of Dividends" and ITEM 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on dividend restrictions applicable to Pinnacle Financial and Pinnacle Bank.

In connection with the settlement of income tax liabilities associated with the Company's equity compensation plans, Pinnacle Financial repurchased shares of its common stock during the quarter ended December 31, 2017 as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2017 to October 31, 2017	917	$66.06	—	—
November 1, 2017 to November 30, 2017	719	65.50	—	—
December 1, 2017 to December 31, 2017	48	67.75	—	—
Total	1,684	$65.85	—	—

(1) During the quarter ended December 31, 2017, 46,752 shares of restricted stock previously awarded to certain of our associates vested. 40,317 of these shares vested subject to 83(b) elections. For the remaining restricted share awards which vested during the quarter ended December 31, 2017, we withheld 1,684 shares to satisfy tax withholding requirements associated with their vesting.

ITEM 6.  SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2017 (1)	2016 (2)(3)	2015 (4)(5)	2014	2013
Total assets	$22,205,700	$11,194,623	$8,714,544	$6,018,248	$5,563,776
Loans, net of unearned income	15,633,116	8,449,925	6,543,235	4,590,026	4,144,493
Allowance for loan losses	67,240	58,980	65,432	67,359	67,970
Total securities	2,536,046	1,323,797	966,442	770,730	733,252
Goodwill, core deposit and other intangible assets	1,864,712	566,698	442,773	246,422	247,492
Deposits and securities sold under agreements to repurchase	16,586,964	8,845,014	7,050,498	4,876,600	4,603,938
Advances from FHLB	1,319,909	406,304	300,305	195,476	90,637
Subordinated debt and other borrowings	465,505	350,768	141,606	96,158	98,658
Stockholders' equity	3,707,952	1,496,696	1,155,611	802,693	723,708
Statement of Operations Data:
Interest income	$636,138	$363,609	$255,169	$206,170	$191,282
Interest expense	92,831	38,615	18,537	13,185	15,384
Net interest income	543,307	324,994	236,632	192,985	175,898
Provision for loan losses	23,664	18,328	9,188	3,635	7,856
Net interest income after provision for loan losses	519,643	306,666	227,444	189,350	168,042
Noninterest income	144,903	121,003	86,530	52,602	47,104
Noninterest expense	366,560	236,285	170,877	136,300	129,261
Income before income taxes	297,986	191,383	143,098	105,653	85,884
Income tax expense	124,007	64,159	47,589	35,182	28,158
Net income	173,979	127,224	95,509	70,471	57,726
Per Share Data:
Earnings per share available to common stockholders – basic	$2.73	$2.96	$2.58	$2.03	$1.69
Weighted average common shares outstanding – basic	63,760,578	43,037,083	37,015,468	34,723,335	34,200,770
Earnings per common share available to common stockholders – diluted	$2.70	$2.91	$2.52	$2.01	$1.67
Weighted average common shares outstanding – diluted	64,328,189	43,731,992	37,973,788	35,126,890	34,509,261
Common dividends per share	$0.56	$0.56	0.48	0.32	0.08
Book value per common share	$47.70	$32.28	$28.25	$22.45	$20.55
Common shares outstanding at end of period	77,739,636	46,359,377	40,906,064	35,732,483	35,221,941
Performance Ratios:
Return on average assets	1.02%	1.27%	1.36%	1.27%	1.11%
Return on average stockholders' equity	6.26%	9.47%	10.06%	9.33%	8.22%
Net interest margin	3.76%	3.70%	3.72%	3.75%	3.77%
Net interest spread	3.53%	3.46%	3.55%	3.65%	3.65%
Noninterest income to average assets	0.85%	1.21%	1.23%	0.90%	0.90%
Noninterest expense to average assets	2.15%	2.36%	2.42%	2.33%	2.48%
Efficiency ratio	53.26%	52.98%	52.88%	55.50%	57.96%
Average loan to average deposit ratio	95.14%	96.66%	96.39%	93.15%	93.46%
Average interest-earning assets to average interest-bearing liabilities	136.10%	139.39%	142.77%	142.64%	137.78%
Average equity to average total assets ratio	16.32%	13.40%	13.47%	13.46%	13.47%
Dividend payout ratio	20.00%	19.31%	18.97%	16.67%	20.38%
Asset Quality Ratios:
Allowance for loan losses to nonaccrual loans	117.00%	213.90%	222.90%	403.20%	373.80%
Allowance for loan losses to total loans	0.43%	0.70%	1.00%	1.47%	1.64%
Nonperforming assets to total assets	0.38%	0.30%	0.42%	0.46%	0.60%
Nonperforming assets to total loans and other real estate	0.55%	0.40%	0.55%	0.62%	0.80%
Net loan charge-offs to average loans	0.13%	0.21%	0.21%	0.10%	0.24%
Capital Ratios (Pinnacle Financial):
Common equity Tier I risk-based capital	9.14%	7.86%	8.61%	10.10%	N/A
Leverage	8.65%	8.55%	9.37%	11.30%	10.90%
Tier 1 risk-based capital	9.14%	8.64%	9.63%	12.10%	11.80%
Total risk-based capital	12.01%	11.86%	11.24%	13.40%	13.00%

(1)
Information for the 2017 fiscal year includes the operation of BNC from its acquisition date of June 16, 2017 and reflects approximately 27.7 million shares of Pinnacle Common Stock issued in connection the BNC merger and approximately 3.2 million shares issued in connection with a public offering consummated in January 2017.

(2)
Information for the 2016 fiscal year includes the operations of Avenue from its acquisition date of July 1, 2016 and reflects approximately 3.8 million shares of Pinnacle Common Stock issued in connection with the Avenue merger.

(3)
Information for the 2016 fiscal year includes our additional 19% membership interest in BHG which we acquired in March 2016 and reflects approximately 861,000 shares of Pinnacle Common Stock issued in connection with the additional investment in BHG.

(4)
Information for the 2015 fiscal year includes the operations of CapitalMark from its acquisition date of July 31, 2015 and Magna from its acquisition date of September 1, 2015 and reflects approximately 3.3 million shares and 1.4 million shares of Pinnacle Common Stock issued in connection with the CapitalMark merger and the Magna merger, respectively.

(5)	Information for 2015 fiscal year includes our 30% membership interest in BHG which we acquired in February 2015.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2017 and 2016 and our results of operations for each of the years in the three-year period ended December 31, 2017.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  Our fully diluted net income per common share for the year ended December 31, 2017 was $2.70 compared to fully diluted net income per common share of $2.91 and $2.52 for the years ended December 31, 2016 and 2015, respectively.  At December 31, 2017, loans had increased by $7.18 billion as compared to December 31, 2016. The comparability of our financial condition and performance has been impacted by the acquisitions we have completed in the last three years and passage of the Tax Cuts and Jobs Act in December 2017, in each case as discussed below.

Acquisitions. We acquired a 30% membership interest in Bankers Healthcare Group, LLC (BHG) on February 1, 2015 for $75.0 million in cash and acquired an additional 19% membership interest in BHG on March 1, 2016 for $74.1 million in cash and 860,470 shares of Pinnacle Financial common stock, with a fair value of $39.9 million on the date of the acquisition.

We acquired CapitalMark Bank and Trust (CapitalMark) on July 31, 2015 and Magna Bank (Magna) on September 1, 2015. We acquired Avenue Financial Holdings, Inc. and its wholly owned bank subsidiary, Avenue Bank (together, Avenue), on July 1, 2016. At the acquisition date, CapitalMark's net assets were fair valued at $73.2 million, including loans of $857.5 million and deposits valued at $953.2 million. At the acquisition date, Magna's net assets were fair valued at $49.1 million, including loans of $440.7 million and deposits valued at $452.7 million. At the acquisition date, Avenue's net assets were fair valued at $81.7 million, including loans of $952.5 million and deposits valued at $966.7 million. These acquisitions further expanded our franchise within our Tennessee market.

We acquired BNC Bancorp and its wholly owned bank subsidiary, Bank of North Carolina (together, BNC), on June 16, 2017. At acquisition date, BNC's net assets were preliminarily fair valued at $601.8 million, including loans valued at $5.60 billion and deposits valued at $6.21 billion. This acquisition expanded our footprint into the Carolinas and Virginia.

Each holder of BNC common stock (including restricted shares) received 0.5235 shares of Pinnacle Financial's common stock for each share of BNC common stock held by each shareholder on the closing date. We issued 27,687,100 shares of common stock and paid cash consideration of approximately $129,000, related to fractional shares, to the BNC shareholders. Included in the common stock issued were 136,890 assumed shares of unvested restricted stock that will be released to the recipients consistent with their original contractual terms. The fair value of these awards was $9.2 million, with $5.4 million attributable to precombination services provided by the recipients prior to the merger, and is a component of merger consideration.

Tax Cuts and Jobs Act. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other items, the Tax Cuts and Jobs Act reduced the corporate statutory tax rate from 35% to 21%. As a result of such decrease, we recognized a charge of $31.5 million in 2017 resulting from the revaluation of our deferred tax assets.

Under the Tax Cuts and Jobs Act, the qualified performance-based compensation exception to Section 162(m) that generally provided for the continued deductibility of performance-based compensation was repealed, effective for tax years commencing on or after January 1, 2018. Accordingly, commencing with our fiscal year ending December 31, 2018, compensation to our named executive officers in excess of $1,000,000 not awarded as performance-based compensation prior to November 2, 2017 will generally not be deductible, which will likely partially offset the expected reduction in our income tax expense resulting from the rate cut under the Tax Cuts and Jobs Act.

Results of operations.  Our net interest income increased to $543.3 million for 2017 compared to $325.0 million for 2016 and $236.6 million for 2015. The net interest margin (the ratio of net interest income to average earning assets) for 2017 was 3.76% compared to 3.70% and 3.72% for 2016 and 2015, respectively.

Our provision for loan losses was $23.7 million for 2017 compared to $18.3 million in 2016 and $9.2 million in 2015. Provision expense for the year ended December 31, 2017 when compared to the comparable periods in 2016 and 2015 was impacted by organic loan growth and by charge-offs realized in our consumer portfolio, primarily related to non-prime automobile loans. Our net charge-offs were $15.4 million during 2017 compared to $24.8 million in 2016 and $11.1 million in 2015.

Our allowance for loan losses as a percentage of total loans decreased from 0.70% at December 31, 2016 to 0.43% at December 31, 2017. The decrease in the allowance as a percentage of total loans is primarily attributable to the acquired BNC loan portfolio being accounted for at its fair value as of the merger date. For the BNC loan portfolio, a preliminary fair value discount of $181.4 million was determined as of the acquisition date. At December 31, 2017, the remaining fair value discount for all acquired portfolios (inclusive of BNC) was $163.5 million. For loans acquired in connection with our acquisitions, the calculation of the allowance for loan losses subsequent to the acquisition date is consistent with that utilized for legacy Pinnacle Financial loans. Our accounting policy is to compare the computed allowance for loan losses on purchased loans to the remaining fair value adjustment at the individual loan level. Generally the fair value adjustments are expected to accrete to interest income over the remaining expected life of the underlying loan agreements and decrease proportionately with the related loan balance. However, if the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a provision for loan losses. Additional provisioning for purchased portfolios results from credit deterioration on the individual loan or from increased borrowings on loans and lines that existed as of the acquisition date. Should a loan with a remaining fair value discount be paid off prior to maturity, the remaining fair value discount is recognized as interest income.

Noninterest income for 2017 compared to 2016 increased by $23.9 million, or 19.8%. The increase in noninterest income from 2016 to 2017 was partially due to an increase in income from our investment in BHG, which was $38.0 million for the year ended December 31, 2017 compared to $31.4 million for the year ended December 31, 2016 and also the result of our acquisition of BNC. These increases were partially offset by the $8.3 million pre-tax loss on the sale of investment securities we recognized in the fourth quarter of 2017. Noninterest income for 2016 compared to 2015 increased by $34.5 million, or 39.8%, which was primarily attributable to our increased equity method investment in BHG. The growth unrelated to our BHG investment in both comparable periods was attributable to our overall increase in our geographic footprint in those periods as well as increased transaction accounts, increased production in our fee-based products such as investments, insurance and trust and net gains on the sale of mortgage loans. The year-over-year growth in net gains on the sale of mortgage loans in both periods was attributed to both an increase in the number of mortgage originators as well as the positive impact of the low interest rate environment on mortgage production.

Noninterest expense for 2017 compared to 2016 increased by $130.3 million, or 55.1%, primarily due to an increase in salaries and employee benefits expense. Salaries and employee benefits expense increased $68.8 million, resulting from annual merit increases awarded in the first quarter of 2017 as well as the increase in our associate base primarily as a result of our mergers with Avenue and BNC. We also realized increases in equipment and occupancy costs due to our merger with BNC. Additionally, merger expense accounted for approximately $31.8 million for the year ended December 31, 2017 compared to $11.7 million of merger-related expense during the same period in 2016. Merger expense for the years ended December 31, 2017 and 2016 also includes the costs of technical conversions which were completed in the third quarter of 2016 for Avenue and in the fourth quarter of 2017 for BNC. Associate related expenses such as retention bonuses are also included in merger-related expenses. We expect merger-related charges to continue to be incurred in relation to our merger with BNC through the first part of 2018 as we finalize the cultural and technical integrations. Noninterest expense for 2016 compared to 2015 increased by $65.4 million, or 38.3%, primarily due to an increase in salaries and employee benefits expense. Salaries and employee benefits expense increased $34.9 million, resulting from annual merit increases awarded in the first quarter of 2016 and the increase in our associate base. We also realized increases in equipment and occupancy costs due to our mergers. Additionally, merger-related expense accounted for approximately $11.7 million for the year ended December 31, 2016 compared to $4.8 million of merger-related expense during the same period in 2015. Merger expense during 2016 includes legal costs incurred associated with the Avenue merger to defend ourselves and Avenue's directors in a shareholder suit as well as investigation and other legal costs associated with a former director's alleged improper trading in Avenue common stock. Merger expense for the years ended December 31, 2016 and 2015 also includes the costs of technical conversions which were completed in the fourth quarter of 2015 for Magna, in the first quarter of 2016 for CapitalMark and in the third quarter of 2016 for Avenue. Associate related expenses such as retention bonuses are also included in merger-related expenses.

The number of full-time equivalent employees increased from 1,058.5 at December 31, 2015 to 1,179.5 at December 31, 2016 and 2,132.0 at December 31, 2017.

During the three years ended December 31, 2017, 2016 and 2015, Pinnacle Financial recorded income tax expense of $124.0 million, $64.2 million and $47.6 million, respectively. The impact of the Tax Cuts and Jobs Act are included in income tax expense for the year ended December 31, 2017 pursuant to which our deferred tax assets were revalued at new enacted Federal tax rates resulting in a charge of $31.5 million.

Pinnacle Financial's effective tax rate for the years ended December 31, 2017, 2016 and 2015, was 41.6%, 33.5% and 33.3%, respectively, and differs from the combined federal and state income tax statutory rate primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with bank-owned life insurance and tax savings from our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense and certain merger-related expenses. Included in income tax expense for the quarter ended December 31, 2017 was a $31.5 million charge related to the revaluation of deferred tax assets resulting from the Tax Cuts and Jobs Act. We also recorded tax benefits associated with our equity-based compensation program pursuant to the adoption of ASU 2016-09 for the year ended December 31, 2017, resulting in the recognition of $5.4 million of tax benefits. Prior to the adoption of ASU 2016-09, these tax benefits were recorded in the statement of stockholders' equity directly to additional paid-in-capital.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 53.3%, 53.0% and 52.9% for the three years ended December 31, 2017, 2016 and 2015, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Net income for 2017 was $174.0 million compared to $127.2 million in net income in 2016 and $95.5 million in 2015.  Fully-diluted net income per common share was $2.70 for 2017 compared to $2.91 for 2016 and $2.52 for 2015. Net income and fully-diluted net income per common share in 2017 were each significantly and negatively impacted by the $31.5 million charge resulting from the revaluation of our deferred tax assets following the passage of the Tax Cuts and Jobs Act.

Financial Condition.  Our loan balances increased by $7.18 billion during 2017 compared to an increase of $1.91 billion in 2016. The increase in our outstanding loan balances during both periods is primarily the result of our acquisitions, as well as the continued economic growth in our core markets, increases in the number of relationship advisors and increased focus on attracting new customers to our company.

Total deposits increased from $8.76 billion at December 31, 2016 to $16.45 billion at December 31, 2017. Within our deposits, the ratio of core funding to total deposits decreased slightly from 81.6% at December 31, 2016 to 77.6% at December 31, 2017.

We believe we have hired experienced relationship managers that have significant client portfolios and longstanding reputations within the communities we serve.  As such, we believe they will attract more relationship managers to our firm as well as loans and deposits from new and existing small-and middle-market clients as the economies in our principal markets continue to expand.

Capital and Liquidity.  At December 31, 2017 and 2016, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. From time to time, we may be required to support the capital needs of our bank subsidiary. At December 31, 2017, we had approximately $64.9 million of cash at the holding company which could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, including an established line of credit with another bank that can be utilized to provide up to $75 million of additional capital support to Pinnacle Bank, if needed. In January 2017, we completed a public offering of 3.22 million shares of our common stock in a transaction that resulted in net proceeds to us, after deducting underwriting discounts and commissions and other expenses payable by us, of approximately $191.2 million. We contributed $185.0 million of these net proceeds to our bank subsidiary.

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

Our allowance for loan loss assessment methodology was modified during the year ended December 31, 2017 to (i) extend the lookback period from 24 quarters to a period beginning January 1, 2006 to better capture the risk associated with this extended economic cycle, (ii) eliminate the use of risk ratings in the calculation of the loss rate and instead focus on loss rate by loan type and (iii) expand the economic variables used in the qualitative assessment to incorporate our expanded footprint. We also eliminated the use of a loss emergence period in light of the minimal population of losses available to evaluate that were previously being extrapolated to the full population of loans, and shifted the focus of our analysis to more of a quantitative model. There was no material impact on the adoption of the change in the allowance for loan loss assessment methodology.

Our allowance for loan losses is composed of the result of two independent analyses pursuant to the provisions of ASC 450-20, Loss Contingencies and ASC 310-10-35, Receivables. The ASC 450-20 analysis is intended to quantify the inherent risks in our performing loan portfolio. The ASC 310-10-35 analysis includes a loan-by-loan analysis of impaired loans, including those reported as nonaccrual, troubled-debt restructurings and purchase credit impaired.

In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio.  Our loan review process includes the judgment of management, independent internal loan reviewers, and reviews that may have been conducted by third-party reviewers, primarily regulatory examiners. We incorporate relevant loan review results in the allowance.

The ASC 450-20 component of the allowance for loan losses begins with a historical loss rate calculation for each loan pool with similar risk characteristics. The losses realized over a rolling four-quarter cycle are utilized to determine an annual loss rate for each loan pool for each quarter-end in our look-back period. The look-back period in our loss rate calculation begins with January 2006, as we believe the period from January 1, 2006 to present is more representative of this economic cycle. The loss rates for each category are then averaged and applied to the end of period loan portfolio balances to determine estimated losses. The loss rates provide a quantitative estimate of credit losses inherent in our end of period loan portfolio based on our actual loss experience.

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

The allowance for loan losses for purchased loans is calculated similarly to that utilized for our legacy loans. Our accounting policy is to compare the computed allowance for loan losses for purchased loans to any remaining fair value adjustment on a loan-by-loan basis. If the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a provision for loan losses.

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

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the provision for loan losses and is a component of the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan's effective interest rate, or if the loan is collateral dependent, at the fair value of the collateral, less estimated disposal costs. If the loan is collateral dependent, the principal balance of the loan is charged-off in an amount equal to the impairment measurement. The fair value of collateral dependent loans is derived primarily from collateral appraisals performed by independent third-party appraisers.  Management believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans. This analysis is completed for all individual loans greater than $500,000. The resulting allowance percentage by segment adjusted for specific trends identified, if applicable, is then applied to the remaining population of impaired loans.

Pursuant to the guidance set forth in ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the above impairment methodology is also applied to those loans identified as troubled debt restructurings.

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

While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and inherently imprecise. There are factors beyond our control, such as conditions in the local, national, and international economy, a local real estate market or particular industry conditions which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and thus the resulting provision for loan losses.

Other Real Estate Owned. Other real estate owned (OREO), which consists of properties obtained through foreclosure or through deed in lieu of foreclosure in satisfaction of loans, is reported at fair value based on appraised value less selling costs, estimated as of the date acquired, with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent downward valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. The fair value of other real estate owned is derived primarily from independent appraisers. Our internal policies generally require OREO properties to be appraised every twelve months. Any net gains or losses on disposal realized at the time of disposal are reflected, net, in noninterest expense. Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.

Impairment of Intangible Assets. Long-lived assets, including purchased intangible assets subject to amortization, such as our core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. There are no such assets to be disposed of at December 31, 2017.

Goodwill is evaluated for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired. ASC 350,  Intangibles — Goodwill and Other, provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines it is necessary, or if a qualitative assessment is not performed, it is required to perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If, based on a qualitative assessment, an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The results of our qualitative assessment as of September 30, 2017, our annual assessment date, indicated that the fair value of our reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

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

Results of Operations

The following is a summary of our results of operations for 2017, 2016 and 2015 (in thousands except per share data):

	Years ended December 31,		2017-2016 Percent Increase	Year ended December 31,	2016-2015 Percent Increase
	2017	2016	(Decrease)	2015	(Decrease)
Interest income	$636,138	$363,609	74.95%	$255,169	42.50%
Interest expense	92,831	38,615	140.40%	18,537	108.31%
Net interest income	543,307	324,994	67.17%	236,632	37.34%
Provision for loan losses	23,664	18,328	29.11%	9,188	99.47%
Net interest income after provision for loan losses	519,643	306,666	69.45%	227,444	34.83%
Noninterest income	144,903	121,003	19.75%	86,530	39.84%
Noninterest expense	366,560	236,285	55.13%	170,877	38.28%
Net income before income taxes	297,986	191,383	55.70%	143,098	33.74%
Income tax expense	124,007	64,159	93.28%	47,589	34.82%
Net income	$173,979	$127,224	36.75%	$95,509	33.21%
Basic net income per common share	$2.73	$2.96	(7.77%)	$2.58	14.73%
Diluted net income per common share	$2.70	$2.91	(7.22%)	$2.52	15.48%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our revenues. For the year ended December 31, 2017, we recorded net interest income of approximately $543.3 million, which resulted in a net interest margin of 3.76%. For the year ended December 31, 2016, we recorded net interest income of approximately $325.0 million, which resulted in a net interest margin of 3.70%. For the year ended December 31, 2015, we recorded net interest income of approximately $236.6 million, which resulted in a net interest margin of 3.72%.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2017 (in thousands):

	2017			2016			2015
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$12,254,790	$578,286	4.79%	$7,586,346	$335,735	4.51%	$5,394,775	$232,847	4.39%
Securities:
Taxable	1,724,612	39,060	2.26%	937,710	19,179	2.05%	721,829	15,060	2.09%
Tax-exempt (2)	488,478	13,712	3.76%	201,842	6,014	4.00%	167,091	5,783	4.63%
Federal funds sold and other	335,491	5,080	1.51%	293,542	2,681	0.91%	223,732	1,479	0.66%
Total interest-earning assets	14,803,371	636,138	4.38%	9,019,440	363,609	4.06%	6,507,427	255,169	3.96%
Nonearning assets:
Intangible assets	1,273,577			509,899			315,366
Other nonearning assets	939,269			495,554			310,628
	$17,016,217			$10,024,893			$7,133,421
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$2,328,350	$11,261	0.48%	$1,464,671	$4,140	0.28%	$1,149,772	$2,487	0.22%
Savings and money market	5,455,607	32,844	0.60%	3,426,842	14,289	0.42%	2,298,746	7,701	0.34%
Time deposits	1,765,089	15,479	0.88%	777,343	5,489	0.71%	541,766	3,021	0.56%
Total interest-bearing deposits	9,549,046	59,584	0.62%	5,668,856	23,918	0.42%	3,990,284	13,209	0.33%
Securities sold under agreements to repurchase	119,055	406	0.34%	75,981	185	0.24%	68,037	138	0.20%
Federal Home Loan Bank advances	788,237	12,399	1.57%	481,711	4,136	0.86%	362,668	1,175	0.32%
Subordinated debt and other borrowings	420,790	20,442	4.86%	243,905	10,376	4.25%	136,888	4,015	2.93%
Total interest-bearing liabilities	10,877,128	92,831	0.85%	6,470,453	38,615	0.60%	4,557,877	18,537	0.41%
Noninterest-bearing deposits	3,331,741	—	0.00%	2,179,398	—	0.00%	1,606,432	—	0.00%
Total deposits and interest- bearing liabilities	14,208,869	92,831	0.65%	8,649,851	38,615	0.45%	6,164,309	18,537	0.30%
Other liabilities	30,218			31,349			19,905
Stockholders' equity	2,777,130			1,343,693			949,207
	$17,016,217			$10,024,893			$7,133,421
Net interest income		$543,307			$324,994			$236,632
Net interest spread (3)			3.53%			3.46%			3.55%
Net interest margin (4)			3.76%			3.70%			3.72%

(1)	Average balances of nonperforming loans are included in average loan balances.

(2)	Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.

(3)
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2017 would have been 3.73% compared to a net interest spread for the years ended December 31, 2016 and 2015 of 3.61% and 3.66%, respectively.

(4)	Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

For the year ended December 31, 2017, our net interest spread was 3.53%, while the net interest margin was 3.76% compared to a net interest spread of 3.46% for the year ended December 31, 2016 and 3.55% for the year ended December 31, 2015, and a net interest margin of 3.70% and 3.72%, respectively. Although our net interest margin was positively impacted by increases in earning assets, these increases were partially offset by increases in our total funding costs. During the year ended December 31, 2017, total funding rates were more than those rates for the year ended December 31, 2016 by 20 basis points and were more than those rates for the year ended December 31, 2015 by 35 basis points.  The net increase was impacted by our acquisitions as their deposit rates were higher, interest rate increases and increased FHLB Cincinnati borrowings.  Increased levels of on balance sheet liquidity also negatively impacted our net interest margin in 2017.

The expansion of our earning asset yields was driven in part by the impact of Federal funds rate increases throughout 2017, which positively impacted our floating and variable rate loan and investment portfolios. With our expected continued growth, we anticipate our net interest income will likely increase over the next several quarters. Our loan yields grew only slightly between 2017 and 2016 as the competition for quality loans continues to be intense and the market dictates the rate necessary in order to grow volumes. The application of fair value accounting on the BNC accounts we acquired also positively impacted our net interest margin in 2017, but this should lessen in future periods.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. We believe our net interest margin should remain relatively stable in 2018. Although the anticipated rise in interest rates should be beneficial to us, loan pricing for creditworthy borrowers is very competitive in our markets and has limited our ability to increase pricing on new and renewed loans over the last couple of years and the tax impact of purchase accounting on our net interest income should decrease in future periods. We anticipate that this challenging competitive environment will continue in 2018 and it is unclear what impact the reduction in corporate tax rates under the Tax Cuts and Jobs Act will have on the interest rates we charge for loans or pay on deposits though we believe it will increase competition. However, we believe our net interest income should increase in 2018 compared to 2017 primarily due to an increase in average earning asset volumes, primarily loans, as well as the incremental amounts attributable for BNC. We anticipate funding these increased earning assets by continuing to grow our core deposits, with wholesale and other forms of noncore funding limited to that required to fund the shortfall, if any.

Rate and Volume Analysis.   Net interest income increased by $218.3 million between the years ended December 31, 2016 and 2017 and by $88.4 million between the years ended December 31, 2015 and 2016. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2017 Compared to 2016 Increase (decrease) due to			2016 Compared to 2015 Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$26,745	$215,806	$242,551	$6,794	$96,093	$102,887
Securities:
Taxable	2,901	16,980	19,881	(341)	4,459	4,118
Tax-exempt	(1,837)	9,535	7,698	(1,154)	1,385	231
Federal funds sold	1,896	503	2,399	660	543	1,203
Total interest-earning assets	29,705	242,824	272,529	5,959	102,480	108,439

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	3,942	3,179	7,121	874	779	1,653
Savings and money market	8,326	10,229	18,555	2,381	4,207	6,588
Time deposits	2,225	7,765	9,990	993	1,475	2,468
Total deposits	14,493	21,173	35,666	4,248	6,461	10,709
Securities sold under agreements to repurchase	99	122	221	30	17	47
Federal Home Loan Bank advances	4,693	3,570	8,263	2,296	665	2,961
Subordinated debt and other borrowings	2,048	8,018	10,066	2,604	3,757	6,361
Total interest-bearing liabilities	21,333	32,883	54,216	9,176	10,900	20,078
Net interest income	$8,372	$209,941	$218,313	$(3,217)	$91,580	$88,361

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

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, we believe to be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to approximately $23.7 million, $18.3 million, and $9.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Impacting the provision for loan losses in any accounting period are several factors including the change in outstanding loan balances, the level of charge-offs and recoveries, the changes in the amount of impaired loans, results of regulatory examinations, credit quality comparison to peer banks, the industry at large, economic conditions both in our market areas and more broadly, and, ultimately, the results of our quarterly assessment of the inherent risks of our loan portfolio including past loan loss experience.

Provision expense for the year ended December 31, 2017 has increased as compared to 2016 and continued to be negatively impacted due to charge-offs realized in our consumer portfolio, primarily related to non-prime automobile loans. Provision expense for the year ended December 31, 2016 increased as compared to 2015, primarily due to increased charge-offs in our consumer portfolio, primarily related to non-prime automobile loans, although the overall amount of the allowance declined. The balance of this portfolio was $10.7 at December 31, 2017 compared to $30.0 at December 31, 2016. We expect the percentage of our loan portfolio represented by automobile loans will continue to decrease in 2018.

Our allowance for loan losses is adjusted to an amount deemed appropriate to adequately cover probable losses in the loan portfolio based on our allowance for loan loss methodology.  Our allowance for loan losses as a percentage of loans decreased from 0.70% at December 31, 2016 to 0.43% at December 31, 2017, primarily as a result of the acquired BNC loan portfolio being recorded at fair value at the acquisition date, thus no allowance for loan losses is assigned to these loans as of the date of acquisition. An allowance for loan losses is recorded for purchased loans that have experienced credit deterioration subsequent to acquisition or increases in balances outstanding. As of December 31, 2017, net loans included a net fair value discount of $163.5 million. For the year ended December 31, 2017 and 2016, respectively, the net fair value discount changed as follows:

	Accretable Yield(1)	Nonaccretable Yield(2)	Total
December 31, 2015	$(23,212)	$(4,143)	$(27,355)
Acquisitions	(27,036)	(812)	(27,848)
Year-to-date accretion/settlement	19,884	1,322	21,206
December 31, 2016	$(30,364)	$(3,633)	$(33,997)
Acquisitions	(149,116)	(32,314)	(181,430)
Year-to-date accretion/settlement	47,478	4,410	51,888
December 31, 2017	$(132,002)	$(31,537)	$(163,539)

(1)	The accretable yield will be recorded as a component of interest income using the level-yield method based on the life of the underlying loans.

(2)	The nonaccretable yield will be reduced as purchase credit impaired loans are settled.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of inherent losses existing in the loan portfolio at December 31, 2017. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income.  Our noninterest income is composed of several components, some of which vary significantly between annual periods.  Service charges on deposit accounts and other noninterest income generally reflect our growth, while investment services, fees from the origination of mortgage loans, swap fees and gains or losses on the sale of securities will often reflect market conditions and fluctuate from period to period.

The following is our noninterest income for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Years ended December 31,		2017-2016 Percent Increase	Year ended December 31,	2016-2015 Percent Increase
	2017	2016	(Decrease)	2015	(Decrease)
Noninterest income:
Service charges on deposit accounts	$20,033	$14,501	38.15%	$12,746	13.77%
Investment services	14,315	10,757	33.08%	9,971	7.88%
Insurance sales commissions	7,405	5,309	39.48%	4,824	10.05%
Gains on mortgage loans sold, net	18,625	15,754	18.22%	7,669	105.42%
Investment gains (losses) on sales and impairments, net	(8,265)	395	NM	552	(28.44%)
Trust fees	8,664	6,328	36.92%	5,461	15.88%
Income from equity method investment	37,958	31,403	20.87%	20,591	52.51%
Other noninterest income:
Interchange and other consumer fees	29,887	24,221	23.39%	18,214	32.98%
Bank-owned life insurance	7,945	3,547	123.99%	2,548	39.21%
Loan swap fees	1,795	3,865	(53.56%)	2,578	49.92%
Other noninterest income	6,541	4,923	32.87%	1,376	257.78%
Total other noninterest income	46,168	36,556	26.29%	24,716	47.90%
Total noninterest income	$144,903	$121,003	19.75%	$86,530	39.84%

The increase in service charges on deposit accounts in 2017 compared to 2016 and 2015 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts when compared the prior periods, respectively.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the year ended December 31, 2017, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank were $14.3 million, compared to $10.8 million at December 31, 2016, reflecting increases in brokerage assets and the increase in the value of the stock market. At December 31, 2017, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $3.3 billion in brokerage assets compared to $2.2 billion and $1.8 billion, respectively, at December 31, 2016 and 2015. Insurance commissions were approximately $7.4 million during 2017 and $5.3 million during 2016 and $4.8 million during 2015. Additionally, at December 31, 2017, our trust department was receiving fees on approximately $1.8 billion and $1.1 billion of managed and custodied assets, respectively, compared to approximately $1.0 billion and $755 million at December 31, 2016 and $916 million and $675 million at December 31, 2015.

For the year ended December 31, 2017, investment gains (losses) on sales and impairments, net, represent an $8.3 million pre-tax loss we recognized in order to reposition approximately $300 million of investment securities to provide our balance sheet more protection from a potentially flatter yield curve in the future. This loss also allowed us to capture an increased tax deduction in 2017 due to the reduction in corporate tax rates beginning in 2018 as a result of the passage of the Tax Cuts and Jobs Act. We expect to fully recoup the losses from these transactions during 2018.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of residential mortgage loans. These mortgage fees are for loans originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $18.6 million, $15.8 million and $7.7 million, respectively, for the years ended December 31, 2017, 2016 and 2015. The increase between each of the periods is attributable to our completed acquisitions and the strong economy in our markets, the continued low interest rate environment and additional personnel in our production unit in 2017 when compared to 2016 and 2015. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program. There is a strong positive correlation between the size of the mortgage pipeline and the value of this hedge. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. Therefore, the size of the outstanding mortgage pipeline at any reporting period will directly impact the amount of revenue recorded for mortgage loans held for sale in any one period and is cyclical in nature. During 2017, we realized an overall increase in the volume of loans included in the mortgage pipeline as a result of our acquisitions, and therefore recognized a gain on the change in the fair market value of the hedge. Decreases in the volume of loans included in the mortgage pipeline are likely to negatively impact the gains we recognize as a result of this program.

Income from equity-method investment is comprised solely of income from our 49% equity-method investment in BHG.  We acquired a 30% investment during the first quarter of 2015 and subsequently increased our investment by 19% in the first quarter of 2016. Income from this equity-method investment was $38.0 million for the year ended December 31, 2017 compared to $31.4 million and $20.6 million for the years ended December 31, 2016 and 2015, respectively. Income from equity-method investment is recorded net of associated expenses, including amortization expense associated with customer lists and other intangible assets of $3.3 million, $3.4 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, there were $13.4 million of these intangible assets which will be amortized in lesser amounts over the next 18 years.  Also included in income from equity-method investment, is accretion income associated with the fair valuation of certain of BHG's liabilities of $3.1 million and $2.5 million for the years ended December 31, 2017 and 2016, respectively. No accretion income was recorded during the year ended December 31, 2015. At December 31, 2017, there were $10.3 million of these liabilities which will be accreted into income in lesser amounts over the next 9 years.

During the years ended December 31, 2017, 2016 and 2015, respectively, Pinnacle Financial and Pinnacle Bank received $21.7 million, $29.0 million and $7.2 million in dividends in the aggregate from BHG, which reduced the carrying amount of our investment in BHG while earnings from BHG increase the carrying amount of our investment in BHG. Our proportionate share of earnings from BHG are included in our consolidated tax return. Profits from intercompany transactions are eliminated. Earnings from BHG may fluctuate from period-to-period.

As our ownership interest in BHG is 49%, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity method investment in noninterest income.  For the year ended December 31, 2017, BHG reported $160.2 million in gross revenues compared to $136.7 million and $144.8 million, respectively, for the years ended December 31, 2016 and 2015. The following discussion considers BHG's results of operations for 2017, 2016 and 2015 prior to consideration of our ownership interest.

•
Approximately $127.2 million, or 79.4%, of these revenues for the year ended December 31, 2017 related to gains on the sale of commercial loans BHG had previously issued to doctor, dentist and other medical practices compared to $95.6 million, or 69.9%, for the year ended December 31, 2016 and $71.0 million, or 49.0%, for the year ended December 31, 2015.  BHG refers to this activity as its core product.  BHG typically funds these loans from cash reserves on its balance sheet.  Subsequently, these core product loans are sold with no recourse to BHG to a network of community banks and other financial institutions at a premium to the par value of the loan.  The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments.  BHG retains no servicing or other responsibilities related to the core product loan once sold.  As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model.  At December 31, 2017 and 2016, there were $1.5 billion and $1.2 billion, respectively, in core product loans previously sold by BHG that were actively serviced by BHG's bank network of purchasers.

•
Traditionally, BHG, at its sole option, may also provide purchasers of these core product loans the ability to substitute the acquired loan with another more recently-issued BHG medical practice loan should the previously-acquired loan become at least 90-days past due as to its monthly payments.  This substitution is subject to the purchaser having adhered to the standards of its purchase agreement with BHG.  Additionally, all substitutions are subject to the approval by BHG's board of managers.  As a result, the reacquired loans are deemed purchase credit impaired and recorded on BHG's balance sheet at the net present value of the loan's anticipated cash flows.  BHG will then initiate collection efforts and attempt to restore the reacquired loan to performing status.  During 2017 and 2016, BHG's substitution losses related to these activities totaled approximately $42.5 million and $23.4 million, respectively.  As a result, BHG maintained a liability as of December 31, 2017 and 2016 of $69.8 million and $45.9 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution.

•
BHG will maintain loans on its balance sheet for a period of time prior to sale or transfer to a purchaser. BHG also has an investment portfolio on which it earns interest and dividend income. Net interest income and fees associated with these activities amounted to $19.6 million, $20.3 million and $18.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

•
Additionally, BHG will also refer loans to other financial institutions and, based an agreement with the institution, earn a fee for doing so.  Typically, these are loans that BHG believes would either be classified as consumer-type loans rather than commercial loans, fail to meet the credit underwriting standards of BHG but another institution will accept the loans or are to borrowers in certain geographic locations where BHG has elected not to do business.  For the years ended December 31, 2017, 2016 and 2015, BHG recognized fee income of $6.5 million, $10.0 million and $7.4 million, respectively, from these activities.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients and other items. Interchange revenues increased as a result of increased debit and credit card transactions as compared to the comparable periods in 2016 and 2015 resulting from both acquired and organic growth, but was negatively impacted by the Durbin Amendment which were applicable to us beginning on July 1, 2017. We estimate that the Durbin Amendment negatively impacted our noninterest income by approximately $4.0 million in 2017. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $7.9 million for the year ended December 31, 2017 compared to $3.5 million for the year ended December 31, 2016. The increase in earnings on these bank-owned life insurance policies resulted primarily from the additional $202.3 million in bank-owned life insurance with terms similar to our existing policies which were added upon acquisition of BNC. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. Loan swap fees are also included in other noninterest income and decreased by $2.1 million when compared to the year ended December 31, 2016 and increased by $1.3 million between 2016 and 2015 as a result of market demand for these products in each of the respective the rate environments. Other items included in other noninterest income include $3.0 million and $1.3 million of income from the sale of Small Business Administration loans for the years ended December 31, 2017 and 2016, respectively, and $1.0 million and $925,000 of income from the sale of other loans for the years ended December 31, 2017 and 2016, respectively.

Noninterest Expense.   The following is our noninterest expense for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Years ended December 31,		2017-2016 Percent Increase	Year ended December 31,	2016-2015 Percent Increase
	2017	2016	(Decrease)	2015	(Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$130,929	$83,164	57.43%	$60,980	36.38%
Commissions	7,573	5,932	27.66%	5,594	6.04%
Cash and equity incentives	40,693	27,182	49.71%	22,222	22.32%
Employee benefits and other	30,467	24,541	24.15%	17,133	43.24%
Total salaries and employee benefits	209,662	140,819	48.89%	105,929	32.94%
Equipment and occupancy	54,092	35,073	54.23%	27,242	28.75%
Other real estate expense	1,079	395	173.16%	(306)	NM
Marketing and business development	8,321	6,536	27.31%	4,863	34.40%
Postage and supplies	5,736	3,929	45.99%	3,228	21.72%
Amortization of intangibles	8,816	4,281	105.93%	1,974	116.87%
Merger-related charges	31,843	11,747	171.07%	4,797	144.88%
Other noninterest expense:
Deposit related expenses	14,325	8,315	72.28%	5,173	60.74%
Lending related expenses	14,604	11,938	22.33%	7,635	56.36%
Investment sales expense	528	478	10.46%	403	18.61%
Trust expenses	743	838	(11.34%)	529	58.41%
FHLB restructuring	—	—	NM	481	(100.00%)
Administrative and other expenses	16,811	11,936	40.84%	8,929	33.68%
Total other noninterest expense	47,011	33,505	40.31%	23,150	44.73%
Total noninterest expense	$366,560	$236,285	55.13%	$170,877	38.28%

The increase in total salaries and employee benefits expense in 2017 over 2016 and 2015 is primarily the result of an increase in the number of employees in 2017 over 2016 and 2015.  At December 31, 2017, our associate base had expanded to 2,132.0 full-time equivalent associates as compared to 1,179.5 and 1,058.5 at December 31, 2016 and 2015, respectively, primarily resulting from our acquisitions in the respective periods. We expect salary and employee benefit expenses will continue to rise as we continue to hire more experienced bankers throughout our expanded footprint. We also expect salaries and benefits expense will increase in 2018 when compared to 2017 due to our increased associate base. We expect to realize the impact of the synergy case on our personnel expenses on the BNC merger in the second quarter of 2018. In addition, as our total assets now exceed $20 billion, we also expect our compliance costs and FDIC insurance assessment expense will continue to increase.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our associates participate in our equity compensation plans. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of revenues and earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. In 2017, our cash incentives represented 105% of targeted incentive compensation compared to 90% in 2016 and 100% in 2015.

Also, included in employee benefits and other expense for the years ended December 31, 2017, 2016 and 2015, were approximately $16.6 million, $11.0 million and $7.3 million, respectively, of compensation expenses related to equity-based awards, for restricted shares or restricted share units, including those with performance-based vesting criteria. We have not issued stock options since 2008. Under our equity incentive plans, we provide a broad-based equity incentive program for all associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. Our compensation expense associated with equity awards for 2017 increased when compared to 2016 as a result of the additional associates we hired in 2017, primarily in connection with our acquisition of BNC. We expect our compensation expense associated with equity awards to increase in 2018 when compared to 2017 as a result of our intention to hire additional experienced financial advisors in 2018. Employee benefits and other expenses include costs associated with our 401k plan, health insurance, and payroll taxes.

Equipment and occupancy expense for the year ended December 31, 2017 was 54.2% greater than in 2016 which was 28.8% greater than in 2015, primarily due to the locations acquired upon our mergers occurring in the respective periods. We intend to expand our footprint by one location in each of the Knoxville, Chattanooga, and Memphis MSAs annually. In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense. There are no current plans to expand our branch distribution in the Carolinas and Virginia.

Other real estate expense for the year ended December 31, 2017 was $1.1 million compared to $395,000 in 2016 and a benefit of $306,000 in 2015. The increase in 2017 is primarily related to the acquisition of $20.7 million in other real estate due to our merger with BNC.

Marketing and business development expense for the year ended December 31, 2017 was 27.3% greater than in 2016 which was 34.4% greater than in 2015. The primary source of the increase in 2017 as compared to 2016 is related to our acquisition of BNC and the associated marketing and business development expenses for the expanded footprint. Additionally, our relationship with a Memphis professional sports franchise, which began in the latter half of 2016, was in place for the full year in 2017, representing a larger expense in 2017 when compared to 2016. This relationship is the primary source of the increase in 2016 as compared to 2015.

Noninterest expense related to the amortization of intangibles was $8.8 million for the year ended December 31, 2017 compared to $4.3 million and $2.0 million for the years ended December 31, 2016 and 2015, respectively. The increase in amortization expense is attributable to amortizing intangibles resulting from our acquisitions in 2017 and 2016, respectively. The following table outlines our amortizing intangible assets and the related amortizable life of our acquired intangible assets:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
Mid-America	2007	$9.5	10	$—
CapitalMark	2015	6.2	7	2.7
Magna Bank	2015	3.2	6	1.2
Avenue	2016	8.8	9	6.2
BNC	2017	48.1	10	43.9
Book of Business Intangible:
Miller Loughry Beach Insurance	2008	1.3	20	0.4
CapitalMark	2015	0.3	16	0.2
BNC Insurance	2017	0.4	20	0.4
BNC Trust	2017	1.9	10	1.8

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense related to these assets is estimated to decrease from $10.5 million to $5.2 million per year over the next five years with lesser amounts for the remaining amortization period.

During the years ended December 31, 2017, 2016 and 2015, respectively, merger-related charges of $31.8 million, $11.7 million and $4.8 million were incurred associated with our acquisitions which occurred in those respective periods. Merger-related charges in 2017 primarily include the cost of the technical and cultural integration, lease termination fees, costs associated with the BNC branch rationalization plan we executed in 2017, the cost of certain assumed equity awards that vested upon the change in control, and retention bonuses paid to former BNC associates for their services during the conversion. Merger-related charges during 2016 include legal costs incurred associated with the Avenue merger to defend ourselves and Avenue's directors in a shareholder suit as well as investigation and other legal costs associated with a former director's alleged improper trading in Avenue common stock. Merger-related charges for the years ended December 31, 2017, 2016 and 2015, also include the costs of technical conversions which were completed during those periods. Associate related expenses such as retention bonuses are also included in these expenses. We expect to continue to incur merger-related charges in relation to our acquisition of BNC through the first quarter of 2018 as we finalize the cultural and technical integration.

Total other noninterest expenses increased by $13.5 million to $47.0 million during 2017 when compared to 2016. Included in other noninterest expenses are deposit and lending related expenses, investment and trust sales expenses, FHLB restructuring expense and administrative expenses. Deposit and lending expenses increased by $6.0 million and $2.7 million, respectively, in 2017 primarily as a result of our acquisition of BNC.  Administrative and other expenses increased by $4.9 million to $16.8 million during 2017 when compared to 2016. Included in those expenses were increased legal fees, director fees and issuance costs as a result of our acquisition of BNC. Franchise tax expense increased $952,000 in connection with our expanded taxable basis. Total other noninterest expenses increased by $10.4 million to $33.5 million during 2016 when compared to 2015.  Included in other noninterest expenses are deposit and lending related expenses, investment and trust sales expenses, FHLB restructuring expense and administrative expenses. Lending expenses increased by $4.3 million primarily as a result of our expanding credit card platform.  Administrative and other expenses increased by $3.0 million to $11.9 million during 2016 when compared to 2015. Included in those expenses was an increase of $893,000 in the loss on foreclosed other repossessed assets. Franchise tax expense increased approximately $2.0 million as compared to 2015 as a result of state income tax credits being applied to excise tax in 2016 as compared to franchise tax in 2015.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 53.3% in fiscal year 2017 compared to 53.0% in fiscal year 2016 and 52.9% in fiscal year 2015. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Income Taxes.  During the year ended December 31, 2017, Pinnacle Financial recorded income tax expense of $124.0 million compared to $64.2 million and $47.6 million in 2016 and 2015, respectively. Our effective income tax rate was 41.6%, 33.5% and 33.3%, respectively, for the years ended December 31, 2017, 2016 and 2015, which is principally impacted by our investments in bank-qualified municipal securities, our real estate investment trust, participation in the Tennessee CITC program, and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and certain merger-related expenses. Impacting tax expense during the year ended December 31, 2017, was our adoption on January 1, 2017 of FASB Accounting Standards Update (ASU) 2016-09 Stock Compensation Improvements to Employee Share-Based Payment Activity, which represented a change in accounting for the tax effects related to vesting of common shares and the exercise of stock options previously granted to our employees through our various equity compensation plans. This change resulted in a reduction in tax expense of $5.4 million for the year ended December 31, 2017. Additionally, as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, Pinnacle Financial recorded a non-cash charge of $31.5 million related to the revaluation of net deferred tax assets due to statutory federal income tax rate for corporate entities decreasing from 35 percent to 21 percent for 2018 and the future.

Financial Condition

Our consolidated balance sheet at December 31, 2017 reflects an increase of $7.2 billion in outstanding loans to $15.6 billion and an increase of $7.7 billion in total deposits to $16.5 billion from December 31, 2016. Total assets were $22.2 billion at December 31, 2017 as compared to $11.2 billion at December 31, 2016. We acquired loans of $5.6 billion and deposits totaling $6.2 billion upon our acquisition of BNC in 2017. We acquired loans of $952.5 million and deposits totaling $966.7 million upon our acquisition of Avenue in 2016. Collectively, we acquired $1.3 billion in loans and $1.4 billion in deposits upon our acquisitions of CapitalMark and Magna in 2015.

Loans.  The composition of loans at December 31 for each of the past five years and the percentage (%) of each segment to total loans are summarized as follows (dollars in thousands):

	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$6,669,610	42.7%	$3,193,496	37.8%	$2,275,483	34.8%	$1,544,091	33.6%	$1,383,435	33.4%
Consumer real estate - Mortgage	2,561,214	16.4%	1,185,917	14.0%	1,046,517	16.0%	721,158	15.7%	695,616	16.8%
Construction and land development	1,908,288	12.2%	912,673	10.8%	747,697	11.4%	322,466	7.0%	316,191	7.6%
Commercial and industrial	4,141,341	26.5%	2,891,710	34.2%	2,228,542	34.1%	1,784,729	38.9%	1,605,547	38.7%
Consumer and other	352,663	2.2%	266,129	3.2%	244,996	3.7%	217,583	4.8%	143,704	3.5%
Total loans	$15,633,116	100.0%	$8,449,925	100.0%	$6,543,235	100.0%	$4,590,027	100.0%	$4,144,493	100.0%

The composition of our loan portfolio has changed due to our acquisition of BNC, which had more of a commercial real estate focus, including construction, than we did in our legacy Tennessee markets. As we intend to focus on growth of the commercial and industrial segment in our expanded footprint during 2018, we believe our commercial and industrial portfolio will become a more substantial portion of our total loan portfolio going forward. The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At December 31, 2017, approximately 36.9% of the outstanding principal balance of our commercial real estate - mortgage loans was secured by owner-occupied commercial real estate properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Growth in the construction and land development loan segment reflects the development growth of the local economies in which we operate and is diversified between commercial, residential and land.

The following table classifies our fixed and variable rate loans at December 31, 2017 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2017
	Fixed Rates	Variable Rates (*)	Totals	At December 31, 2017	At December 31, 2016
Based on contractual maturity:
Due within one year	$881,566	$1,972,983	$2,854,549	18.2%	21.0%
Due in one year to five years	4,136,697	3,395,025	7,531,722	48.2%	46.8%
Due after five years	2,587,448	2,659,397	5,246,845	33.6%	32.2%
Totals	$7,605,711	$8,027,405	$15,633,116	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$2,566,343	2,566,343	16.4%	23.8%
Due within one year	881,566	5,018,820	5,900,386	37.8%	36.0%
Due in one year to five years	4,136,697	305,982	4,442,679	28.4%	27.8%
Due after five years	2,587,448	136,260	2,723,708	17.4%	12.4%
Totals	$7,605,711	$8,027,405	$15,633,116	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

(*)Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Included in variable rate loans are $227 million of loans which are currently priced at their contractual floors with a weighted average rate of 4.38%. The weighted average contractual rate on these loans is 5.12% As a result, interest income on these loans will not change until the contractual rate on the underlying loan exceeds the interest rate floor.

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

We also maintain an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the audit and risk committees of our board of directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures.

Lending Concentrations.  We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2017 and 2016 (in thousands):

	At December 31, 2017
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2016
Lessors of nonresidential buildings	$2,778,454	$32,497	$2,810,951	$1,701,853
Lessors of residential buildings	870,777	13,467	884,244	874,234
Hotels and motels	627,126	1,865	628,991	291,865

Additionally, the Company monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes.  Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital.   At December 31, 2017 and 2016, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital was 89.4% and 80.3%, respectively.  Non-owner occupied commercial real estate and multifamily loans (including construction and loan development loans) was 297.1% and 256.0% for December 31, 2017 and 2016, respectively.  Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300%.  Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management.  At both December 31, 2017 and 2016, the Bank’s computed ratios were below the applicable regulatory guidelines.

Performing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due between 30 and 90 days and greater than 90 days as of December 31, 2017 and 2016 (dollars in thousands):

Accruing loans past due 30 to 90 days:	December 31, 2017	December 31, 2016
Commercial real estate – mortgage	$23,331	$3,505
Consumer real estate – mortgage	14,835	3,838
Construction and land development	4,136	2,210
Commercial and industrial	7,406	4,475
Consumer and other	6,311	7,168
Total accruing loans past due 30 to 90 days	$56,019	$21,196

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$104	$—
Consumer real estate – mortgage	1,265	53
Construction and land development	146	—
Commercial and industrial	1,348	—
Consumer and other	1,276	1,081
Total accruing loans past due 90 days or more	$4,139	$1,134

Ratios:
Accruing loans past due 30 to 90 days as a percentage of total loans	0.36%	0.25%
Accruing loans past due 90 days or more as a percentage of total loans	0.02%	0.01%
Total accruing loans in past due status as a percentage of total loans	0.38%	0.26%

Potential Problem Loans. Potential problem loans amounted to approximately $164.0 million, or 1.1% of total loans outstanding at December 31, 2017, compared to $114.6 million, or 1.4% of total loans outstanding at December 31, 2016. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans. Approximately $14.6 million of potential problem loans were past due at least 30 but less than 90 days as of December 31, 2017.

Non-Performing Assets and Troubled Debt Restructurings.  At December 31, 2017, we had $85.5 million in nonperforming assets compared to $33.7 million at December 31, 2016. Included in nonperforming assets were $57.5 million in nonperforming loans and $28.0 million in other real estate owned and other nonperforming assets at December 31, 2017 and $27.6 million in nonperforming loans and $6.1 million in other real estate owned at December 31, 2016. The increase in nonperforming assets in 2017 is primarily a result of the acquisition of such assets related to our BNC merger. At December 31, 2017 and 2016, there were $6.6 million and $15.0 million, respectively, of troubled debt restructurings that were performing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

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

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. During 2017, 2016 and 2015, respectively, we recognized $95,000, $159,000 and $308,000 of interest income from nonperforming loans, reflecting cash payments received from the borrower and our belief, at the time of payment, that the underlying collateral supported the carrying amount of the loans.

Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that seeks to minimize the potential losses, if any, that we might incur.  These loans are considered troubled debt restructurings and are considered to be impaired loans pursuant to U.S. GAAP. If on nonaccruing status as of the date of restructuring, any restructured loan is included in the nonperforming loan balances as discussed above and is classified as an impaired loan.  Loans that have been restructured that are on accrual status as of the restructure date are not included in nonperforming loans; however, such loans are still considered impaired.

At December 31, 2017, we owned $27.8 million in other real estate which we had acquired, usually through foreclosure, from borrowers compared to $6.1 million at December 31, 2016; the majority of this real estate is located within our principal markets. Of the $27.8 million, $20.7 million was acquired in conjunction with our merger with BNC.

The following table is a summary of our nonperforming assets and troubled debt restructurings at December 31, 2017 and 2016 (in thousands):

	At December 31, 2017	At December 31, 2016
Nonperforming assets:
Nonperforming loans (1):
Commercial real estate – mortgage	$16,064	$4,921
Consumer real estate – mortgage	18,117	8,073
Construction and land development	5,968	6,613
Commercial and industrial	17,306	7,495
Consumer and other	—	475
Total nonperforming loans (1)	57,455	27,577
Other real estate owned	27,831	6,090
Other reposessed assets	197	—
Total nonperforming assets	85,483	33,667
Accruing troubled debt restructurings:
Commercial real estate – mortgage	194	213
Consumer real estate – mortgage	2,852	3,388
Construction and land development	—	7
Commercial and industrial	3,565	11,359
Consumer and other	—	41
Total accruing troubled debt restructurings	6,611	15,008
Total nonperforming assets and accruing troubled debt restructurings	$92,094	$48,675

Ratios:
Nonperforming loans to total loans	0.37%	0.33%
Nonperforming assets to total loans plus other real estate owned	0.55%	0.40%
Nonperforming assets plus troubled debt restructurings to total loans plus other real estate owned	0.59%	0.58%
Nonperforming assets, potential problem loans and troubled debt restructurings to Pinnacle Bank Tier I capital and allowance for loan losses	12.80%	16.20%
Classified Asset Ratio (Pinnacle Bank) (2)	12.90%	16.40%
Allowance for loan loss coverage ratio	117.0%	213.9%

(1)	Approximately $45.8 million and $16.7 million as of December 31, 2017 and 2016, respectively, of nonperforming loans included above are currently paying pursuant to their contractual terms.

(2)	Classified assets as a percentage of Tier 1 capital plus allowance for loan losses.

Allowance for Loan Losses (allowance).  We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of December 31, 2017, and 2016, our allowance for loan losses was $67.2 million and $59.0 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for loan loss as a percentage of total loans has decreased from 0.70% at December 31, 2016 to 0.43% at December 31, 2017, primarily as a result of recording the BNC portfolio at fair value upon acquisition. As a result of our acquired loan portfolios being recorded at fair value upon acquisition, no allowance for loan losses is assigned to purchase loans as of the date of acquisition. However, an allowance for loan losses is required for purchased loans that have experienced credit deterioration subsequent to acquisition or increases in balances outstanding. Pinnacle Financial's accounting policy is to compare the computed allowance on a loan-by-loan basis for loan losses for purchased loans to the remaining fair value adjustment. However, if the computed allowance at the loan level is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a charge to the provision for loan losses. The judgments and estimates associated with our allowance determination are described under "Critical Accounting Estimates" above.

The following table sets forth, based on management's best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (in thousands):

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate –Mortgage	$21,188	42.7%	$13,655	37.8%	$15,513	34.8%	$22,202	33.6%	$21,372	33.4%
Consumer real estate – Mortgage	5,031	16.4%	6,564	14.0%	7,220	16.0%	5,424	15.7%	8,355	16.8%
Construction and land development	8,962	12.2%	3,624	10.8%	2,903	11.4%	5,724	7.0%	7,235	7.6%
Commercial and industrial	24,863	26.5%	24,743	34.2%	23,643	34.1%	29,167	38.9%	25,134	38.7%
Consumer and other	5,874	2.2%	9,520	3.2%	15,616	3.7%	1,570	4.8%	1,632	3.5%
Unallocated	1,322	NA	874	NA	537	NA	3,272	NA	4,242	NA
Total allowance for loan losses	$67,240	100.0%	$58,980	100.0%	$65,432	100.0%	$67,359	100.0%	67,970	100.0%

The decrease in the allowance for loan loss as a percentage of total loans at December 31, 2017 is primarily as a result of recording the BNC portfolio at fair value upon acquisition. Net charge-offs in the consumer portfolio have remained elevated in 2017, primarily due to the non-prime automobile portfolio. The balance of the non-prime automobile portfolio continues to decrease period over period. The allocation by category is determined based on historical loss experience for that category and qualitative factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired loans were approximately $2.8 million at December 31, 2017 compared to $1.1 million at December 31, 2016. The unallocated category is intended to allow for losses that are inherent in our portfolio that we have not yet identified or attributable to a specific risk factor and for modeling imprecision.  Additional information on the allocation of the allowance between performing and impaired loans is provided in Note 6 to the "Notes to the Consolidated Financial Statements."

The following is a summary of changes in the allowance for loan losses for each of the years in the five year period ended December 31, 2017 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	2017	2016	2015	2014	2013
Balance at beginning of period	$58,980	$65,432	$67,359	$67,970	$69,417
Provision for loan losses	23,664	18,328	9,188	3,635	7,857
Charged-off loans:
Commercial real estate - Mortgage	(633)	(276)	(384)	(875)	(4,123)
Consumer real estate - Mortgage	(1,461)	(788)	(365)	(1,621)	(2,250)
Construction and land development	(137)	(231)	(190)	(301)	(1,351)
Commercial and industrial	(4,297)	(5,801)	(2,207)	(3,095)	(8,159)
Consumer and other	(15,518)	(24,016)	(18,002)	(1,811)	(1,369)
Total charged-off loans	(22,046)	(31,112)	(21,148)	(7,703)	(17,252)
Recoveries of previously charged-off loans:
Commercial real estate - Mortgage	671	208	85	538	500
Consumer real estate - Mortgage	1,516	546	874	671	1,209
Construction and land development	1,136	545	1,479	277	1,464
Commercial and industrial	1,317	2,138	1,730	1,484	4,531
Consumer and other loans	2,002	2,895	5,865	487	244
Total recoveries of previously charged-off loans	6,642	6,332	10,033	3,457	7,948
Net charge-offs	(15,404)	(24,780)	(11,115)	(4,246)	(9,304)
Balance at end of period	$67,240	$58,980	$65,432	$67,359	$67,970

Ratio of allowance for loan losses to total loans outstanding at end of period	0.43%	0.70%	1.00%	1.47%	1.64%
Ratio of net charge-offs to average loans outstanding for the period	0.13%	0.33%	0.21%	0.10%	0.24%

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

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $2.54 billion and $1.32 billion at December 31, 2017 and 2016, respectively. Our investment to asset ratio has decreased slightly from 11.8% at December 31, 2016 to 11.4% at December 31, 2017. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. During the fourth quarter of 2017, approximately $300 million of investment securities were sold at a pre-tax loss of $8.3 million in order to reposition our investment portfolio to provide our balance sheet more protection from a potentially flatter yield curve in the future. The timing of these sales also allowed us to capture an increased tax deduction in 2017 due to the reduction in corporate tax rates beginning in 2018 as a result of the passage of the Tax Cuts and Jobs Act.

A summary of certain aspects of our investment portfolio at December 31, 2017 and 2016 follows:

	December 31,
	2017	2016
Weighted average life	6.29 years	5.26 years
Effective duration	3.49%	3.16%
Weighted average coupon	2.99%	2.85%
Tax equivalent yield	2.68%	2.42%

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories but are listed below these categories as of December 31, 2017 and 2016 (in thousands):

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2017:
Securities available-for-sale:
Due in one year or less	$30,196	1.20%	$248	1.25%	2,752	2.53%	$—	0.00%	$33,196	2.18%
Due in one year to five years	249	1.75%	2,082	2.23%	53,611	3.82%	9,833	2.15%	65,775	3.64%
Due in five years to ten years	—	0.00%	9,658	2.28%	118,784	3.79%	58,756	4.50%	187,198	3.80%
Due after ten years	—	0.00%	168,813	2.41%	609,465	3.99%	13,725	2.81%	792,003	3.77%
	$30,445	1.31%	$180,801	2.37%	$784,612	3.87%	$82,314	3.66%	1,078,172	3.72%
Mortgage-backed securities									1,263,819	2.13%
Asset-backed securities									173,292	2.49%
									$2,515,283	3.09%

Securities held-to-maturity:
Due in one year or less	$—	0.00%	$—	0.00%	$1,329	4.72%	$—	0.00%	$1,329	4.72%
Due in one year to five years	—	0.00%	—	0.00%	6,210	2.72%	—	0.00%	$6,210	2.72%
Due in five years to ten years	—	0.00%	—	0.00%	10,425	3.17%	—	0.00%	$10,425	3.17%
Due after ten years	—	0.00%	—	0.00%	2,798	4.25%	—	0.00%	$2,798	4.25%
	$—	0.00%	$—	0.00%	$20,762	3.35%	$—	0.00%	$20,762	3.35%
Mortgage-backed securities									—	0.00%
Asset-backed securities									—	0.00%
Total held-for-sale securities									$20,762	3.35%

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2016:
Securities available-for-sale:
Due in one year or less	$—	0.00%	$700	1.21%	$1,355	4.92%	$501	1.69%	$2,556	3.27%
Due in one year to five years	250	1.75%	250	1.25%	60,052	4.56%	1,039	1.64%	61,591	4.49%
Due in five years to ten years	—	0.00%	10,023	1.62%	106,685	4.41%	7,061	4.83%	123,769	4.21%
Due after ten years	—	0.00%	10,796	1.39%	44,628	3.67%	—	0.00%	55,424	3.22%
	$250	1.75%	$21,769	1.49%	$212,720	4.30%	$8,601	4.27%	243,340	4.04%
Mortgage-backed securities									976,626	2.00%
Asset-backed securities									78,580	2.59%
									$1,298,546	2.42%

Securities held-to-maturity:
Due in one year or less	$—	0.00%	$—	0.00%	$594	1.63%	$—	0.00%	$594	1.63%
Due in one year to five years	—	0.00%	—	0.00%	10,186	2.79%	—	0.00%	10,186	2.79%
Due in five years to ten years	—	0.00%	—	0.00%	10,586	3.01%	—	0.00%	10,586	3.01%
Due after ten years	—	0.00%	—	0.00%	3,885	3.72%	—	0.00%	3,885	3.72%
	$—	0.00%	$—	0.00%	$25,251	3.00%	$—	0.00%	$25,251	3.00%
Mortgage-backed securities									—	0.00%
Asset-backed securities									—	0.00%
Total held-for-sale securities									$25,251	3.00%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

Deposits and Other Borrowings. We had approximately $16.5 billion of deposits at December 31, 2017 compared to $8.76 billion at December 31, 2016. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $135.3 million at December 31, 2017 and $85.7 million at December 31, 2016. Additionally, at December 31, 2017, we had borrowed $1.3 billion in advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati) compared to $406.3 million at December 31, 2016.  At December 31, 2017, we had an estimated $1.5 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by us and the subsequent approval by the FHLB Cincinnati.

Generally, we have classified our funding as core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $250,000 or greater. All other funding is deemed to be non-core. Non-core is further segmented between relationship based non-core funding and wholesale funding. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at December 31, 2017 and 2016 (in thousands):

	December 31, 2017	Percent	December 31, 2016	Percent
Core funding:
Noninterest-bearing deposit accounts	$4,381,386	23.85%	$2,399,191	24.99%
Interest-bearing demand accounts	2,756,506	15.00%	1,737,996	18.10%
Savings and money market accounts	5,847,650	31.83%	3,185,186	33.17%
Time deposit accounts less than $250,000	1,260,162	6.86%	512,599	5.34%
Total core funding	14,245,704	77.54%	7,834,972	81.60%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits	77,472	0.42%	30,328	0.32%
Reciprocating money market accounts	408,806	2.23%	519,769	5.41%
Reciprocating time deposits (1)	106,227	0.58%	58,838	0.61%
Other time deposits	444,951	2.42%	198,689	2.07%
Securities sold under agreements to repurchase	135,262	0.74%	85,707	0.89%
Total relationship based non-core funding	1,172,718	6.39%	893,331	9.29%
Wholesale funding:
Public funds	—	0.00%	—	0.00%
Brokered deposits	445,822	2.43%	49,983	0.53%
Brokered time deposits	722,721	3.93%	66,727	0.69%
Federal Home Loan Bank advances	1,319,909	7.18%	406,304	4.23%
Subordinated debt and other funding	465,505	2.53%	350,768	3.65%
Total wholesale funding	2,953,957	16.07%	873,782	9.10%
Total non-core funding	4,126,675	22.46%	1,767,113	18.40%
Totals	$18,372,379	100.00%	$9,602,085	100.00%

(1)
The reciprocating time deposit category consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

Our funding policies limit the amount of non-core funding we can utilize. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our core funding ratios back within compliance.  As noted in the table above, our core funding as a percentage of total funding decreased from 81.6% at December 31, 2016 to 77.5% at December 31, 2017. Growing our core deposit base is a key strategic objective of our firm. Our current growth plans contemplate that we may increase our non-core funding amounts from current levels, but we do not currently anticipate that such increases will exceed our internal policies.

When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives.  We increased our exposure to brokered deposits in 2017 as a measure to diversify wholesale funding sources and in conjunction with our acquisitions. Our Asset Liability Management Policy institutes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits were within those policy limitations as of December 31, 2017.

The amount of time deposits as of December 31, 2017 amounted to $2.5 billion. The following table, which includes core, non-core and reciprocal deposits, shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$294,872	0.91%
Over three but less than six months	273,872	1.05%
Over six but less than twelve months	347,652	1.19%
Over twelve months	318,943	1.51%
	1,235,339	1.17%
Denomination $100,000 and greater
Three months or less	281,188	0.82%
Over three but less than six months	275,306	0.98%
Over six but less than twelve months	377,633	1.03%
Over twelve months	364,595	1.48%
	1,298,722	1.10%
Totals	$2,534,061	1.14%

Subordinated debt and other borrowings.  Pinnacle Bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.  Under the borrowing agreements with the FHLB Cincinnati, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At December 31, 2017 and 2016, Pinnacle Financial had received advances from the FHLB Cincinnati totaling $1.3 billion and $406.2 million, respectively.  Additionally, Pinnacle Financial recognized a discount of $167,000 on FHLB Cincinnati advances in conjunction with its acquisition of Avenue in July 2016. At December 31, 2017 and 2016, respectively, the remaining discount was $13,000 and $92,000. At December 31, 2017, the scheduled maturities of FHLB Cincinnati advances and interest rates are as follows (in thousands):

	Scheduled Maturities	Weighted average interest rates
2018	$557,501	1.46%
2019	356,000	1.64%
2020	272,627	1.74%
2021	133,750	1.87%
2022	—	—
Thereafter	17	2.75%
	$1,319,895
Weighted average interest rate		1.61%

(1)	Some FHLB Cincinnati advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2017.

We have entered into and acquired a number of statutory business trusts which were established to issue 30-year trust preferred securities and related junior subordinated debt instruments and certain other subordinated debt agreements. We also have a $75.0 million revolving credit facility, which we have not drawn upon as of December 31, 2017 and which matures on March 27, 2018. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2017	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	4.40%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	3.09%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	3.34%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	4.44%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	4.61%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	4.21%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	3.76%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	3.39%	30-day LIBOR + 1.70%
Valley Financial Trust I	August 5, 2005	September 30, 2035	4,124	4.77%	30-day LIBOR + 3.10%
Valley Financial Trust II	June 6, 2003	June 26, 2033	7,217	3.08%	30-day LIBOR + 1.49%
Valley Financial Trust III	September 26, 2005	December 15, 2035	5,155	3.11%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	December 15, 2006	January 30, 2037	10,310	3.19%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed(1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed(1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed(2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed(3)
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed(4)
BNC Subordinated Note	October 15, 2013	October 15, 2023	10,500	6.35%	30-day LIBOR + 5.0%(5)

Other Borrowings
Revolving credit facility(6)	March 29, 2016	March 27, 2018	—
Debt issuance costs and fair value adjustment			(7,990)
Total subordinated debt and other borrowings			$465,505

(1) Migrates to three month LIBOR + 3.128% beginning July 30, 2020 through the end of the term.
(2) Migrates to three month LIBOR + 4.95% beginning January 1, 2020 through the end of the term.
(3) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(4) Migrates to three month LIBOR + 3.59% beginning October 1, 2019 through the end of the term if not redeemed on that date.
(5) Coupon structure includes a floor of 5.0% and a cap of 9.5%.
(6) Borrowing capacity on the revolving credit facility is $75.0 million. At December 31, 2017, there was no outstanding balance under this facility. The rate under this facility is 2.25% plus the greater of zero percent and 30-day LIBOR with a maturity date of March 27, 2018 and an unused fee of 0.35% of average daily unused amount of loan.

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

Capital Resources.  At December 31, 2017 and 2016, our stockholders' equity amounted to $3.7 billion and $1.5 billion, respectively. Approximately $1.8 billion of this increase is attributable to shares of Pinnacle Financial Common Stock issued upon our acquisition of BNC. At December 31, 2017, Pinnacle Bank's common equity Tier 1 risk-based capital ratio was 10.3%, Tier 1 risk-based capital ratio was 10.3%, total risk-based capital ratio was 11.3% and Tier 1 leverage ratio was 9.7%, compared to 9.3%, 9.3%, 11.2% and 9.2% at December 31, 2016, respectively. At December 31, 2017, Pinnacle Financial's common equity Tier 1 risk-based capital ratio was 9.1%, Tier 1 risk-based capital ratio was 9.1%, total risk-based capital ratio was 12.0% and Tier 1 leverage ratio was 8.6%, compared to 7.9%, 8.6%, 11.9% and 8.6% at December 31, 2016, respectively.

We and our bank subsidiary are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial condition or results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and our bank subsidiary must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our and Pinnacle Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us and our bank subsidiary to maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets, Tier I capital to risk-weighted assets, total risk-based capital to risk-weighted assets and of Tier 1 capital to average assets.

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for us on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The Basel III rules, also establish a capital conservation buffer of 2.5% (to be phased in over three years) above the regulatory minimum risk-based capital ratios. The capital conservation buffer was phased in beginning in January 2016 at 0.625% and is increasing each year by a like percentage until fully implemented in January 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes, as of December 31, 2017, that we had met all capital adequacy requirements to which we are subject.

Dividends.   Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of its retained net profits for that year plus the retained net profits for the preceding two years.  During the year ended December 31, 2017, Pinnacle Bank paid dividends of $63.1 million to us which was within the limits allowed by the TDFI.

During the year ended December 31, 2017, we paid $35.9 million in dividends to common shareholders. On January 16, 2018 our board of directors declared a $0.14 quarterly cash dividend to common shareholders of approximately $10.9 million in aggregate that was paid on February 23, 2018 to common shareholders of record as of the close of business on February 2, 2018. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

Our interest rate sensitivity modeling incorporates a number of assumptions for both earnings simulation and EVE, including loan and deposit re-pricing characteristics, the rate of loan prepayments, etc. ALCO periodically reviews these assumptions for accuracy based on historical data and future expectations. Our ALCO policy requires that the base scenario assumes rates remain flat and is the scenario to which all others are compared in order to measure the change in net interest income and EVE. Policy limits are applied to the results of certain modeling scenarios. While the primary policy scenarios focus is on a twelve month time frame, longer time horizons are also modeled. All policy scenarios assume a static balance sheet, although other scenarios are modeled.

Earnings simulation model. We believe interest rate risk is best measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have policy guidelines for our earnings at risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. For changes up or down in rates from management's flat interest rate forecast over the next twelve months, management establishes policy limits in the decline in net interest income for the following scenarios:

•	-10.0% for gradual change of 400 points; -20.0% instantaneous change of 400 basis points

•	-7.5% for gradual change of 300 points; -15.0% instantaneous change of 300 basis points

•	-5.0% for gradual change of 200 points; -10.0% instantaneous change of 200 basis points

•	-2.5% for gradual change of 100 points; -5.0% instantaneous change of 100 basis points

At December 31, 2017, our earnings simulation model indicated we were in compliance with our policies for both the gradual and instantaneous interest rate changes.

Economic value of equity . Our EVE model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. To help limit interest rate risk, we have stated policy guidelines for an instantaneous basis point change in interest rates, in the following scenarios:

•	+/- 400 basis point change in interest rates; EVE shall not decrease by more than 40 percent

•	+/- 300 basis point change in interest rates; EVE shall not decrease by more than 30 percent

•	+/- 200 basis point change in interest rates; EVE shall not decrease by more than 20 percent

•	+/- 100 basis point change in interest rates; EVE shall not decrease by more than 10 percent

At December 31, 2017, our EVE model indicated we were in compliance with our policies for the scenarios noted above.  However, our policies provide that during certain interest rate cycles, the down basis point rate changes may not be particularly significant given the current slope of the yield curve.  Accordingly, we have currently suspended the calculation of the down rate scenarios for EVE measurement for the down 300 and down 400 scenarios.

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

Based on information gathered from these various modeling scenarios management believes that at December 31, 2017, our balance sheet would likely be modestly asset sensitive.

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and the firm's conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers three additional increases in short-term interest rates in 2018. Our "most likely" rate forecast has been basically consistent for several quarters and is based primarily on information we acquire from a service which includes a consensus forecast of numerous benchmarks. Over the last several quarters we have taken steps to make our balance sheet more asset sensitive, which has favorably impacted us in the current rising rate environment and should continue to positively impact our results with additional rate increases unless we are unable to hold our funding costs at levels that don't eliminate the positive impact to interest income of these rising rates. However, BNC’s balance sheet was less asset sensitive which neutralizes some, if not most, of the impact of those steps. Nonetheless we have implemented and may implement additional actions designed to achieve our desired sensitivity position.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to  maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At December 31, 2017, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB Cincinnati and, pursuant to a borrowing agreement with the FHLB Cincinnati, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity at the FHLB Cincinnati. At December 31, 2017, we believe we had an estimated $1.5 billion in additional borrowing capacity with the FHLB Cincinnati. However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $160.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. There were no outstanding borrowings under these agreements at December 31, 2017, or during the year then ended under such agreements, although we test the availability of these accommodations annually.  Pinnacle Bank also has approximately $2.6 billion in available Federal Reserve discount window lines of credit.

At December 31, 2017, we had $1.2 billion in brokered deposit compared to $116.7 million in brokered deposits at December 31, 2016. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid.  Through the Avenue acquisition, we acquired non-reciprocal time deposits issued through the CDARS network. We also obtained $50 million in non-reciprocal insured cash sweep deposits under a two-year $200 million agreement. Through the BNC acquisition, we acquired $288 million in non-reciprocal insured cash sweep deposits under various multi-year agreements. Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates that we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities.

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

At December 31, 2017, we had no significant commitments for capital expenditures.  However, we expect to expand our footprint by one location in each of the Knoxville, Chattanooga and Memphis markets annually. In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense. There are no current plans to expand our branch distribution in the Carolinas and Virginia.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds) and FHLB Cincinnati advances.  Information concerning our short-term borrowings as of and for each of the years in the three-year period ended December 31, 2017 is as follows (in thousands):

	At December 31,
	2017	2016	2015
Amounts outstanding at year-end:
Securities sold under agreements to repurchase	$135,262	$85,706	$79,084
Federal funds purchased	—	—	—
Federal Home Loan Bank short-term advances	557,501	392,000	280,000

Weighted average interest rates at year-end:
Securities sold under agreements to repurchase	0.35%	0.22%	0.21%
Federal funds purchased	—	—	—
Federal Home Loan Bank short-term advances	1.46%	0.79%	0.49%

Maximum amount of borrowings at any month-end:
Securities sold under agreements to repurchase	$205,008	$92,941	$81,246
Federal funds purchased	50,000	2,567	—
Federal Home Loan Bank short-term advances	1,011,500	763,000	620,000

Average balances for the year:
Securities sold under agreements to repurchase	$115,573	$75,950	$68,037
Federal funds purchased	1,189	1,219	606
Federal Home Loan Bank short-term advances	528,042	489,333	224,583

Weighted average interest rates for the year:
Securities sold under agreements to repurchase	0.36%	0.24%	0.20%
Federal funds purchased	1.02%	0.98%	0.81%
Federal Home Loan Bank short-term advances	1.22%	0.62%	0.23%

The following table presents additional information about our contractual obligations as of December 31, 2017, which by their terms have contractual maturity and termination dates subsequent to December 31, 2017 (in thousands):

	At December 31, 2017
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Contractual obligations:
Certificates of deposit (1)	$1,850,523	$568,198	$112,998	$2,342	$2,534,061
Deposits without a stated maturity (2)	13,917,641	—	—	—	13,917,641
Securities sold under agreements to repurchase (1)	135,262	—	—	—	135,262
Federal Home Loan Bank advances (1)	557,501	628,627	133,750	17	1,319,895
Junior subordinated debentures (3)	5,059	10,132	10,118	199,392	224,701
Subordinated notes (4)	18,075	36,184	36,104	389,770	480,133
Minimum operating lease commitments	12,226	22,484	19,081	48,106	101,897
Capital lease obligations	426	940	940	3,028	5,334
Totals	$16,496,713	$1,266,565	$312,991	$642,655	$18,718,924

(1)       Includes unpaid interest through the contractual maturity on both fixed and variable rate obligations. The interest included on variable rate obligations is based on interest rates in effect at December 31, 2017.
(2)       Including interest accrued and unpaid through December 31, 2017.
(3)       Due to the uncertainty of future interest rates on borrowings under Pinnacle Financial's junior subordinated debentures issued in connection with trust preferred securities sold by affiliated trusts future interest payments on such obligations are not included in the above table. At December 31, 2017, Pinnacle Financial had junior subordinated debentures of approximately $133.0 million outstanding. See Note 11 "Other Borrowings" to Pinnacle Financial's consolidated financial statements for further information on the amounts of interest paid on such debentures.
(4)       Represents interest and principal payments at maturity on Pinnacle Financial's $340.5 million in aggregate principal amount of subordinated notes outstanding. See Note 11 "Other Borrowings" to Pinnacle's consolidated financial statements for further information on the amounts of interest paid on such notes.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.  Our operating lease commitments are primarily related to our branch and headquarters facilities. The terms of these leases expire at various points ranging from 2018 through 2048. At December 31, 2017, our total minimum operating lease commitment was $101.9 million.

Off-Balance Sheet Arrangements.  At December 31, 2017, we had outstanding standby letters of credit of $143.7 million and unfunded loan commitments outstanding of $5.8 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. The following table presents additional information about our unfunded commitments as of December 31, 2017, which by their terms, have contractual maturity dates subsequent to December 31, 2017 (in thousands):

	At December 31, 2017
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Unfunded commitments:
Lines of credit	$1,896,309	$1,470,397	$1,205,907	$1,215,813	$5,788,426
Letters of credit	132,138	10,418	1,029	100	143,685
Totals	$2,028,447	$1,480,815	$1,206,936	$1,215,913	$5,932,111

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments.  Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.  At December 31, 2017, we had accrued $3.1 million for the inherent risks associated with off balance sheet commitments.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued updated guidance to Accounting Standards Update, 2016-09 Stock Compensation Improvements to Employee Share-Based Payment Activity (ASU 2016-09) intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification of such awards on the statement of cash flows. This Accounting Standards Update (ASU) impacted Pinnacle Financial's consolidated financial statements by requiring that all income tax effects related to settlements of share-based payment awards be reported as increases (or decreases) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital. The ASU also requires that all income tax related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows whereas these cash flows were previously reported as a reduction to operating cash flows and an increase to financing cash flows. The guidance became effective for Pinnacle Financial on January 1, 2017. During the year ended December 31, 2017, the newly adopted standard resulted in a reduction in tax expense of $5.4 million.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU addressed the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the newly enacted federal corporate tax rate included in the Tax Cuts and Jobs Act issued December 22, 2017. These amendments allow an entity to make a reclassification from other comprehensive income to retained earnings for the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted with retrospective application. Pinnacle Financial is currently evaluating the impact of the new guidance on its consolidated financial statements, but does not expect it to have a material impact.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendment in this ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted with modified retrospective application. Pinnacle Financial is currently evaluating the impact of the new guidance on its consolidated financial statements, but does not expect it to have a material impact.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify how entities other than private companies, such as public business entities and not-for-profit entities, are required to test goodwill for impairment by eliminating the comparison of the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those periods. If this standard had been effective for the year ended December 31, 2017, there would have been no impact on Pinnacle Financial's consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendment in this ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) or assets or businesses. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. If this standard had been effective for the year ended December 31, 2017, there would have been no impact on Pinnacle Financial's consolidated financial statements.

In February 2016, the FASB issued  Accounting Standards Update 2016-02, Leases guidance requiring the recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for most leases. The guidance becomes effective for us on January 1, 2019.  If this standard was effective as of the date of the financial statements included in this report, Pinnacle Financial would have recorded a right of use asset and liability in an amount similar to its current future minimum lease obligations as shown in Note 8. Premises and Equipment and Lease Commitments.

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

In August 2016, the FASB issued  Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230) intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The guidance is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. Pinnacle Financial does not expect this standard will have a material impact on the financials, with the exception of dividends received from our equity method investments which will be reclassified as a cash flow from investments to operating cash flows beginning in the first quarter of 2018.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606 ) developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued  Accounting Standards Update 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The ASU may be adopted using either a modified retrospective method or a full retrospective method. Pinnacle Financial adopted the ASU during the first quarter of 2018, as required, using a modified retrospective approach. The majority of Pinnacle Financial's revenue stream is generated from financial instruments which are not within the scope of this ASU. However, Pinnacle Financial has evaluated the impact for other fee-based income and has concluded that this standard will not materially impact its financial statements.

Other than those pronouncements discussed above and those which have been recently adopted, we do not believe there were any other recently issued accounting pronouncements that are expected to materially impact Pinnacle Financial.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2017, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting.  This report appears on page XX of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Nashville, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2018 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2016.

Franklin, Tennessee
February 28, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pinnacle Financial Partners, Inc.:
We have audited the consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2015. These consolidated financial statements are the responsibility of Pinnacle Financial Partners, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Pinnacle Financial Partners, Inc.’s operations and their cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Nashville, Tennessee
February 29, 2016

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Nashville, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited Pinnacle Financial Partners, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements") and our report dated February 28, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

Franklin, Tennessee
February 28, 2018

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2017	2016
Cash and noninterest-bearing due from banks	$176,553,466	$84,732,291
Interest-bearing due from banks	496,911,376	97,529,713
Federal funds sold and other	106,132,455	1,383,416
Cash and cash equivalents	779,597,297	183,645,420

Securities available-for-sale, at fair value	2,515,283,219	1,298,546,056
Securities held-to-maturity (fair value of $20,829,978 and $25,233,254 at December 31, 2017 and December 31, 2016, respectively)	20,762,303	25,251,316
Mortgage loans held-for-sale	103,728,658	47,710,120
Commercial loans held-for-sale	25,456,141	22,587,971

Loans	15,633,116,029	8,449,924,736
Less allowance for loan losses	(67,240,094)	(58,980,475)
Loans, net	15,565,875,935	8,390,944,261

Premises and equipment, net	266,013,608	88,904,145
Equity method investment	221,667,490	205,359,844
Accrued interest receivable	57,439,656	28,234,826
Goodwill	1,808,001,781	551,593,796
Core deposits and other intangible assets	56,710,268	15,104,038
Other real estate owned	27,830,824	6,089,804
Other assets	757,332,667	330,651,002
Total assets	$22,205,699,847	$11,194,622,599

Deposits:
Non-interest-bearing	$4,381,386,246	$2,399,191,152
Interest-bearing	2,987,290,844	1,808,331,784
Savings and money market accounts	6,548,964,272	3,714,930,351
Time	2,534,060,910	836,853,761
Total deposits	16,451,702,272	8,759,307,048
Securities sold under agreements to repurchase	135,262,140	85,706,558
Federal Home Loan Bank advances	1,319,908,629	406,304,187
Subordinated debt and other borrowings	465,504,589	350,768,050
Accrued interest payable	10,480,426	5,573,377
Other liabilities	114,889,760	90,267,267
Total liabilities	18,497,747,816	9,697,926,487
Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 90,000,000 shares authorized; 77,739,636 and 46,359,377 issued and outstanding at December 31, 2017 and 2016	77,739,636	46,359,377
Additional paid-in capital	3,115,303,675	1,083,490,728
Retained earnings	519,144,543	381,072,505
Accumulated other comprehensive loss, net of taxes	(4,235,823)	(14,226,498)
Total stockholders' equity	3,707,952,031	1,496,696,112
Total liabilities and stockholders' equity	$22,205,699,847	$11,194,622,599

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2017	2016	2015
Interest income:
Loans, including fees	$578,286,155	$335,734,531	$232,847,334
Securities:
Taxable	39,060,195	19,179,012	15,060,392
Tax-exempt	13,711,759	6,014,037	5,783,443
Federal funds sold and other	5,080,140	2,681,348	1,478,711
Total interest income	636,138,249	363,608,928	255,169,880

Interest expense:
Deposits	59,583,527	23,917,318	13,209,425
Securities sold under agreements to repurchase	405,837	185,305	138,347
Federal Home Loan Bank advances and other borrowings	32,841,874	14,512,024	5,189,193
Total interest expense	92,831,238	38,614,647	18,536,965
Net interest income	543,307,011	324,994,281	236,632,915
Provision for loan losses	23,663,944	18,328,058	9,188,497
Net interest income after provision for loan losses	519,643,067	306,666,223	227,444,418

Noninterest income:
Service charges on deposit accounts	20,032,979	14,500,679	12,745,742
Investment services	14,315,228	10,757,348	9,971,313
Insurance sales commissions	7,404,928	5,309,494	4,824,007
Gains on mortgage loans sold, net	18,624,621	15,754,473	7,668,960
Investment gains (losses) on sales, net	(8,264,639)	395,186	552,063
Trust fees	8,663,590	6,328,021	5,461,257
Income from equity method investment	37,957,692	31,402,923	20,591,484
Other noninterest income	46,168,416	36,554,938	24,715,442
Total noninterest income	144,902,815	121,003,062	86,530,268

Noninterest expense:
Salaries and employee benefits	209,661,812	140,818,772	105,928,914
Equipment and occupancy	54,091,964	35,071,654	27,241,477
Other real estate expense (benefit), net	1,079,193	395,561	(305,956)
Marketing and other business development	8,321,073	6,536,484	4,863,307
Postage and supplies	5,735,716	3,929,323	3,228,300
Amortization of intangibles	8,815,609	4,281,459	1,973,953
Merger related expenses	31,843,413	11,746,584	4,797,018
Other noninterest expense	47,011,079	33,505,586	23,149,743
Total noninterest expense	366,559,859	236,285,423	170,876,756
Income before income taxes	297,986,023	191,383,862	143,097,930
Income tax expense	124,006,536	64,159,167	47,588,528
Net income	$173,979,487	$127,224,695	$95,509,402

Per share information:
Basic net income per common share	$2.73	$2.96	$2.58
Diluted net income per common share	$2.70	$2.91	$2.52
Weighted average common shares outstanding:
Basic	63,760,578	43,037,083	37,015,468
Diluted	64,328,189	43,731,992	37,973,788

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
Net income:	$173,979,487	$127,224,695	$95,509,402
Other comprehensive income (loss), net of tax:
Changes in fair value on available-for-sale securities, net of tax	2,828,551	(9,700,933)	(5,582,965)
Changes in fair value of cash flow hedges, net of tax	2,139,703	(800,188)	(1,725,136)
Net loss (gain) on sale of investment securities reclassified from other comprehensive income into net income, net of tax	5,022,421	(240,155)	(335,489)
Total other comprehensive income (loss), net of tax	9,990,675	(10,741,276)	(7,643,590)
Total comprehensive income	$183,970,162	$116,483,419	$87,865,812

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the each of the years in the three-year period ended December 31, 2017

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
December 31, 2014	35,732,483	$35,732,483	$561,431,449	$201,371,081	$4,158,368	$802,693,381
Exercise of employee common stock options, stock appreciation rights and related tax benefits	304,313	304,313	7,187,629	—	—	7,491,942
Common dividends paid	—	—	—	(18,307,075)	—	(18,307,075)
Issuance of restricted common shares, net of forfeitures	257,218	257,218	(257,218)	—	—	—
Common stock issued in conjunction with CapitalMark acquisition, net of issuance costs	3,306,184	3,306,184	202,648,875	—	—	205,955,059
Common stock issued in conjunction with Magna acquisition, net of issuance costs	1,371,717	1,371,717	62,166,214	—	—	63,537,931
Restricted shares withheld for taxes	(65,851)	(65,851)	(901,502)	—	—	(967,353)
Compensation expense for restricted shares	—	—	7,341,603	—	—	7,341,603
Net income	—	—	—	95,509,402	—	95,509,402
Other comprehensive loss	—	—	—	—	(7,643,590)	(7,643,590)
December 31, 2015	40,906,064	$40,906,064	$839,617,050	$278,573,408	$(3,485,222)	$1,155,611,300
Exercise of employee common stock options, stock appreciation rights and related tax benefits	699,810	699,810	16,736,365	—	—	17,436,175
Common dividends paid	—	—	—	(24,725,598)	—	(24,725,598)
Issuance of restricted common shares, net of forfeitures	200,098	200,098	(200,098)	—	—	—
Common stock issued in conjunction with BHG, net of issuance costs	860,470	860,470	38,833,566	—	—	39,694,036
Common stock issued in conjunction with Avenue acquisition, net of issuance costs	3,760,326	3,760,326	178,708,278	—	—	182,468,604
Restricted shares withheld for taxes	(67,391)	(67,391)	(1,175,282)	—	—	(1,242,673)
Compensation expense for restricted shares	—	—	10,970,849	—	—	10,970,849
Net income	—	—	—	127,224,695	—	127,224,695
Other comprehensive loss	—	—	—	—	(10,741,276)	(10,741,276)
December 31, 2016	46,359,377	$46,359,377	$1,083,490,728	$381,072,505	$(14,226,498)	$1,496,696,112
Exercise of employee common stock options, stock appreciation rights and related tax benefits	275,431	275,431	5,209,191	—	—	5,484,622
Common dividends paid	—	—	—	(35,907,449)	—	(35,907,449)
Issuance of restricted common shares, net of forfeitures	271,602	271,602	(271,602)	—	—	—
Issuance of common equity	3,220,000	3,220,000	188,973,750	—	—	192,193,750
Common stock issued in conjunction with BNC acquisition, net of issuance costs	27,687,100	27,687,100	1,823,280,926	—	—	1,850,968,026
Restricted shares withheld for taxes	(73,874)	(73,874)	(4,917,401)	—	—	(4,991,275)
Compensation expense for restricted shares	—	—	19,538,083	—	—	19,538,083
Net income	—	—	—	173,979,487	—	173,979,487
Other comprehensive income	—	—	—	—	9,990,675	9,990,675
December 31, 2017	77,739,636	$77,739,636	$3,115,303,675	$519,144,543	$(4,235,823)	$3,707,952,031
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2017	2016	2015
Operating activities:
Net income	$173,979,487	$127,224,695	$95,509,402
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	12,846,572	8,630,048	5,231,583
Depreciation, amortization and accretion	(23,618,474)	16,995,490	10,268,576
Provision for loan losses	23,663,944	18,328,058	9,188,497
Gains on mortgage loans sold, net	(18,624,621)	(15,754,473)	(7,668,960)
Investment losses (gains) on sales, net	8,264,639	(395,186)	(552,063)
Stock-based compensation expense	19,538,083	10,970,849	7,341,603
Deferred tax expense	28,164,871	14,390,035	5,819,463
Revaluation of deferred tax assets and liabilities	31,485,672	—	—
Losses (gains) on disposition of other real estate and other investments	(202,980)	140,992	(433,911)
Income from equity method investment	(37,957,692)	(31,402,923)	(20,591,484)
Excess tax benefit from stock compensation	(5,365,493)	(4,604,007)	(4,116,120)
Gains on other loans sold, net	(1,488,140)	(885,320)	—
Other loans held for sale originated	(177,433,682)	(112,669,589)	—
Other loans held for sale sold	176,062,619	90,966,938	—
Mortgage loans held for sale originated	(1,100,866,370)	(784,213,817)	(524,679,767)
Mortgage loans held for sale sold	1,090,489,558	803,498,453	519,134,000
Increase in other assets	(33,297,361)	(17,411,223)	(2,359,490)
(Decrease) increase in other liabilities	(17,699,526)	2,829,656	(7,487,499)
Net cash provided by operating activities	147,941,106	126,638,676	84,603,830
Investing activities:
Activities in securities available-for-sale:
Purchases	(1,290,716,532)	(583,330,035)	(342,192,699)
Sales	363,898,141	72,829,440	189,029,458
Maturities, prepayments and calls	323,235,144	280,805,769	146,441,236
Activities in securities held-to-maturity:
Purchases	—	(560,000)	(1,550,995)
Maturities, prepayments and calls	4,115,000	6,200,000	8,185,000
Increase in loans, net	(1,558,646,425)	(966,207,993)	(668,297,036)
Purchases of premises and equipment and software	(53,498,776)	(17,058,292)	(10,870,851)
Purchase of BOLI	(55,000,000)	—	—
Proceeds from sales of software, premises, and equipment	23,038	2,187,381	782,482
Proceeds from sale of mortgage servicing rights	—	6,747,626	—
Acquisitions, net of cash acquired	155,141,674	17,608,471	5,876,592
Increase in equity method investment	—	(74,100,000)	(75,440,530)
Dividends received from equity method investment	21,650,046	28,982,009	7,152,000
Increase in other investments	(7,804,237)	(27,508,882)	(1,712,685)
Net cash used in investing activities	(2,097,602,927)	(1,253,404,506)	(742,598,028)
Financing activities:
Net increase in deposits	1,488,273,894	822,306,826	783,352,902
Net increase (decrease) in repurchase agreements	(12,754,500)	6,622,260	(32,784,245)
Advances from Federal Home Loan Bank:
Issuances	1,964,750,001	1,934,000,000	1,135,000,000
Payments	(1,051,066,604)	(1,934,093,153)	(1,092,781,984)
Proceeds from subordinated debt and other borrowings, net of issuance costs	—	243,226,783	59,129,504
Repayment of other borrowings	(220,100)	(74,000,302)	(50,290,006)
Principal payments of capital lease obligation	(148,641)	(70,401)	—
Proceeds from common stock issuance	192,193,750	—	—
Exercise of common stock options and stock appreciation rights, net of shares surrendered for taxes	493,347	11,589,495	3,602,805
Excess tax benefit from stock compensation	—	4,604,007	4,116,120
Common dividends paid	(35,907,449)	(24,725,598)	(18,307,075)
Net cash provided by financing activities	2,545,613,698	989,459,917	791,038,021
Net increase (decrease) in cash and cash equivalents	595,951,877	(137,305,913)	133,043,823
Cash and cash equivalents, beginning of year	183,645,420	320,951,333	187,907,510
Cash and cash equivalents, end of year	$779,597,297	$183,645,420	$320,951,333

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank (Pinnacle Bank).  Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue) and BNC Bancorp (BNC) on July 31, 2015, September 1, 2015, July 1, 2016 and June 16, 2017, respectively. Pinnacle Financial and Pinnacle Bank also collectively hold a 49% interest in Bankers Healthcare Group, LLC (BHG), a full-service commercial loan provider to healthcare and other professional practices. Pinnacle Bank provides a full range of banking services, including investment, mortgage, and insurance services, and comprehensive wealth management services, in its 11 primarily urban markets within Tennessee, the Carolinas and Virginia.

Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial and its wholly-owned subsidiaries. Certain statutory trust affiliates of Pinnacle Financial, as noted in Note 11. Other Borrowings are included in these consolidated financial statements pursuant to the equity method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation.

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

Impairment — Long-lived assets, including purchased intangible assets subject to amortization, such as core deposit intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Pinnacle Financial had $56.7 million and $15.1 million of long-lived amortizing intangibles at December 31, 2017 and 2016, respectively.

Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. The Accounting Standards Codification (ASC) 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines that this is the case, or if a qualitative assessment is not performed, it is required to perform additional goodwill impairment testing to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. Pinnacle Financial performed its annual assessment as of September 30, 2017. The results of the qualitative assessment indicated that the fair value of Pinnacle Financial's sole reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

Should Pinnacle Financial's common stock price decline or other impairment indicators become known, additional impairment testing of goodwill may be required. Should it be determined in a future period that the goodwill has become impaired, then a charge to earnings will be recorded in the period such determination is made.  The following table presents activity for goodwill and other intangible assets (in thousands):

	Goodwill	Core deposit and other intangible assets	Total
Balance at December 31, 2016	$551,594	$15,104	$566,698
Acquisitions	1,256,455	50,422	1,306,877
Amortization	—	(8,816)	(8,816)
Change in purchase price allocation of previous acquisitions	—	—	—
Other changes (1)	(47)	—	(47)
Balance at December 31, 2017	$1,808,002	$56,710	$1,864,712

(1)	Represents options exercised related to acquisitions which occurred prior to the adoption of ASC 718-20 Compensation.

The following table presents the gross carrying amount and accumulated amortization for the core deposit and other intangible assets, which are subject to amortization (in thousands):

	December 31, 2017	December 31, 2016
Gross carrying amount	$92,787	$42,365
Accumulated amortization	(36,077)	(27,261)
Net book value	$56,710	$15,104

Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold, short-term discount notes and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents.  The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2017 as follows:

	For the years ended December 31,
	2017	2016	2015
Cash Payments:
Interest	$91,628,041	$37,002,870	$17,435,292
Income taxes paid	81,538,510	49,503,637	45,715,968
Noncash Transactions:
Loans charged-off to the allowance for loan losses	22,046,511	31,112,118	21,148,034
Loans foreclosed upon with repossessions transferred to other real estate	6,227,509	4,453,060	341,342
Loans foreclosed upon with repossessions transferred to other repossessed assets	645,737	1,842,318	8,259,368
Other real estate sales financed	907,931	—	—
Common stock issued in connection with acquisitions	1,850,968,026	222,162,640	269,492,990

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

Loans are reported at their outstanding principal balances, net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.  At December 31, 2017 and 2016, net deferred loan fees of $7.8 million and $7.6 million respectively, were included in loans on the accompanying consolidated balance sheets.

As part of our routine credit monitoring process, commercial loans receive risk ratings by the assigned financial advisor and are subject to validation by our independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those outlined by Pinnacle Bank's primary federal regulator. At December 31, 2017, approximately 81.4% of Pinnacle Financial's loan portfolio was assigned a specifically assigned risk rating. Certain consumer loans and commercial relationships that possess certain qualifying characteristics, including individually smaller balances, are generally not assigned an individual risk rating but are evaluated collectively for credit risk as a homogeneous pool of loans and individually as either accrual or nonaccrual based on the performance of the loan.

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

In determining the Day 1 Fair Values of purchased loans without evidence of post-origination credit deterioration at the date of acquisition, management includes (i) no carry over of any previously recorded allowance for loan losses (ALL) and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest and expected loss, given the risk profile and grade assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

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

In determining the Day 1 Fair Values of purchased loans with evidence of credit deterioration, management calculates a non-accretable difference (the credit risk component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management's determination of the Day 1 Fair Values. Subsequent increases in expected cash flows will result in an adjustment to accretable yield, which will have a positive impact on interest income. Subsequent decreases in expected cash flows will generally result in increased provision for loan losses. Subsequent increases in expected cash flows following any previous decrease will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield. The accretable difference on purchased loans with evidence of credit deterioration is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. For purchased loans with evidence of credit deterioration for which the expected cash flows cannot be forecasted, these loans are deemed to be collateral dependent, are recorded at their fair value and are placed on nonaccrual, with interest payments recorded on a cash basis, as appropriate.

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

Pinnacle Financial's allowance for loan loss assessment methodology was modified during the year ended December 31, 2017 to (i) extend the lookback period from 24 quarters to a period beginning January 1, 2006 to better capture the risk associated with this extended economic cycle, (ii) eliminate the use of risk ratings in the calculation of the loss rate and instead focus on loss rate by loan type and (iii) expand the economic variables used in the qualitative assessment to incorporate our expanded footprint. Pinnacle Financial also eliminated the use of a loss emergence period in light of the minimal population of losses available to evaluate that were previously being extrapolated to the full population of loans, and shifted the focus of its analysis to more of a quantitative model. There was no material impact on the adoption of the changes in the allowance for loan loss assessment methodology.

Pinnacle Financial's allowance for loan losses is composed of the result of two independent analyses pursuant to the provisions of ASC 450-20, Loss Contingencies and ASC 310-10-35, Receivables. The ASC 450-20 analysis is intended to quantify the inherent risks in its performing loan portfolio. The ASC 310-10-35 analysis includes a loan-by-loan analysis of impaired loans, including those reported as nonaccrual, troubled-debt restructurings and purchase credit impaired.

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

The ASC 450-20 component of the allowance for loan losses begins with a historical loss rate calculation for each loan pool with similar risk characteristics. The losses realized over a rolling four-quarter cycle are utilized to determine an annual loss rate for each loan pool for each quarter-end in our look-back period. The look-back period in our loss rate calculation begins with January 2006, as we believe the period from January 1, 2006 to present is more representative of this economic cycle. The loss rates for each category are then averaged and applied to the end of period loan portfolio balances to determine estimated losses. The loss rates provide a quantitative estimate of credit losses inherent in our end of period loan portfolio based on our actual loss experience.

The estimated loan loss allocation for all loan segments is then adjusted for management's estimate of probable losses for a number of qualitative factors that have not been considered in the quantitative analysis. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management, but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting factor is applied to the non-impaired loan portfolio. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified either in its risk rating or impairment process, as of the balance sheet date, and is based upon quarterly trend assessments in portfolio concentrations, policy exceptions, economic conditions, associate retention, independent loan review results, collateral considerations, credit quality, competition, enterprise wide risk assessments, and peer group credit quality. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors.

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

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the provision for loan losses and is a component of the allowance for loan losses. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan's effective interest rate, or if the loan is collateral dependent, at the fair value of the collateral, less estimated disposal costs. If the loan is cash flow dependent, a specific reserve is established as a component of the allowance. If the loan is collateral dependent, the principal balance of the loan is charged-off in an amount equal to the impairment measurement. The fair value of collateral dependent loans is derived primarily from collateral appraisals performed by independent third-party appraisers. Management believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans. This analysis is completed for all individual loans greater than $500,000. The resulting allowance percentage by segment adjusted for specific trends identified, if applicable, is then applied to the remaining population of impaired loans.

Pursuant to the guidance set forth in ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled
Debt Restructuring, the above impairment methodology is also applied to those loans identified as troubled debt restructurings.

Sufficiency of the computed allowance is then tested by comparison to historical trends and industry and peer information. Pinnacle Financial then evaluates the result of the procedures performed, including the results of its testing, and concludes on the appropriateness of the balance of the allowance in its entirety. The audit committee of Pinnacle Financial's board of directors reviews and approves the methodology and resultant allowance prior to the filing of quarterly and annual financial information.

While its policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to income, are considered adequate by management and are reviewed from time to time by regulators, they are necessarily approximate and imprecise. There are factors beyond Pinnacle Financial's control, such as conditions in the local, national, and international economy, a local real estate market or particular industry conditions which may materially negatively impact asset quality and the adequacy of the allowance for loan losses and thus the resulting provision for loan losses.

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

Pinnacle Bank is the lessee with respect to several office locations.  All such leases are being accounted for as operating leases within the accompanying consolidated financial statements, with the exception of the one capital lease agreement discussed below.  Several of these leases include rent escalation clauses.  Pinnacle Bank expenses the costs associated with these escalating payments over the life of the expected lease term using the straight-line method. At December 31, 2017, the deferred liability associated with these escalating rentals was approximately $3.5 million and is included in other liabilities in the accompanying consolidated balance sheets.

Pinnacle Bank has one lease being accounted for as a capital lease within the accompanying consolidated financial statements. Amortization of property under the capital lease is expensed over the life of the expected lease term using the straight-line method and is included in depreciation expense.

Other Real Estate Owned — Other real estate owned (OREO) represents real estate foreclosed upon or acquired by deed in lieu of foreclosure by Pinnacle Bank through loan defaults by customers.  Substantially all of these amounts relate to lots, homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequately supported the value recorded.  Upon its acquisition by Pinnacle Bank, the property is recorded at fair value, based on appraised value, less selling costs estimated as of the date acquired. The difference from the loan balance is recognized as a charge-off through the allowance for loan losses.  Additional OREO losses for subsequent downward valuation adjustments and expenses to maintain OREO are determined on a specific property basis and are included as a component of noninterest expense.  Net gains or losses realized at the time of disposal are reflected in noninterest expense.

Included in the accompanying consolidated balance sheet at December 31, 2017 is $29.1 million of OREO with related property-specific valuation allowances of $1.2 million. At December 31, 2016, OREO totaled $6.5 million with related property-specific valuation allowances of $381,000.  During the years ended December 31, 2017, 2016 and 2015, Pinnacle Financial had expense of $1.1 million, expense of $396,000 and a benefit of $306,000, respectively, of net foreclosed real estate expense.

Other Assets — Included in other assets as of December 31, 2017 and 2016, is approximately $9.3 million and $5.7 million, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial's primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2017, 2016, and 2015, Pinnacle Financial's amortization expense was approximately $2.5 million, $2.3 million, and $1.3 million, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Bank has outstanding borrowings, including the Federal Home Loan Bank of Cincinnati. At December 31, 2017 and 2016, the cost of these investments was $46.4 million and $31.4 million, respectively. Pinnacle Financial determined that cost approximates the fair value of these investments. Additionally, Pinnacle Financial has recorded certain investments in other non-public entities and funds at fair value, of $24.4 million and $8.3 million at December 31, 2017 and 2016, respectively. During 2017 and 2016, Pinnacle Financial recorded net losses of $552,310 and $233,000, respectively, due to changes in the fair value of these investments. As more fully described in Note 11, Pinnacle Financial has an investment in twelve Trusts valued at $3,995,000 as of December 31, 2017. The Trusts were established to issue preferred securities, the dividends for which are paid with interest payments Pinnacle Financial makes on subordinated debentures it issued to the Trusts.

Pinnacle Bank is the owner and beneficiary of various life insurance policies on certain key executives and certain current and former directors and associates, including policies that were acquired in its mergers. Collectively, these policies are reflected in other assets in the accompanying consolidated balance sheets at their respective cash surrender values.  At December 31, 2017 and 2016, the aggregate cash surrender value of these policies was approximately $415.9 million and $150.6 million, respectively. Noninterest income related to these policies was $7.9 million, $3.5 million, and $2.5 million, during the years ended December 31, 2017, 2016 and 2015, respectively.

Also, as part of our compliance with the Community Reinvestment Act, we have investments in low income housing entities totaling $44.0 million and $43.1 million, net, as of December 31, 2017 and 2016, respectively. Included in our CRA investments are investments of $23.9 million and $18.9 million at December 31, 2017 and 2016, respectively, net of amortization, that qualify for federal low income housing tax credits. The investments are accounted for under the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received. The amortization and benefits are recognized as a component of income tax expense in the consolidated statements of income. The investments are recorded using the cost method.

Derivative Instruments — In accordance with ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the accompanying consolidated balance sheet at their respective fair values. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings in the period of change.

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

Pinnacle Financial also has forward cash flow hedge relationships in the form of interest rate swap agreements to manage its future interest rate exposure. These derivative contracts have been designated as a hedge and, as such, changes in the fair value of the derivative instrument are recorded in other comprehensive income. Pinnacle Financial prepares written hedge documentation for all derivatives which are designated as hedges. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management's assertion that the hedge will be highly effective.

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

Income Taxes — ASC 740,  Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. ASU 740 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Accordingly, deferred tax assets that will be realized after December 31, 2017 were revalued using the tax rates enacted as a result of the 2017 Tax Cuts and Jobs Act resulting in a revaluation charge of $31.5 million. The net deferred tax asset is reflected as a component of other assets on the consolidated balance sheet. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset.

Income tax expense or benefit for the year is allocated among continuing operations and other comprehensive income (loss), as applicable. The amount allocated to continuing operations is the income tax effect of the pretax income or loss from continuing operations that occurred during the year, plus or minus income tax effects of (i) changes in certain circumstances that cause a change in judgment about the realization of deferred tax assets in future years, including the valuation of deferred tax assets due to changes in enacted income tax rates (ii) changes in income tax laws or rates, and (iii) changes in income tax status, subject to certain exceptions. The amount allocated to other comprehensive income (loss) is related solely to changes in the valuation allowance on items that are normally accounted for in other comprehensive income (loss) such as unrealized gains or losses on available-for-sale securities.

In accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes, uncertain tax positions are recognized if it is more likely than not, based on technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date.

Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and state income tax returns. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. Pinnacle Financial has a Real Estate Investment Trust subsidiary that files a separate federal tax return, but its income is included in the consolidated group's return as required by the federal tax laws.  Pinnacle Financial remains open to audit under the statute of limitations by the IRS and the states in which Pinnacle operates for the years ended December 31, 2014 through 2017.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No amounts were accrued for interest and/or penalties at December 31, 2017 or 2016. The amount accrued for interest and/or penalties related to state uncertain tax positions at December 31, 2015 was $96,000. Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

As of December 31, 2017, there were 274,586 stock options outstanding to purchase common shares. For the years ended December 31, 2017, 2016 and 2015, respectively, 567,611, 694,909 and 958,320 of dilutive stock options, dilutive restricted shares, restricted share units and stock appreciation rights were included in the diluted earnings per share calculation under the treasury stock method. For the years ended December 31, 2017, 2016 and 2015, there were no stock options, restricted shares, restricted share units and stock appreciation rights excluded from the calculation because they were deemed to be antidilutive.

The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2017:

	December 31, 2017	December 31, 2016	December 31, 2015
Basic earnings per share calculation:
Numerator - Net income	$173,979,487	$127,224,695	$95,509,402

Denominator – Weighted average common shares outstanding	63,760,578	43,037,083	37,015,468
Basic net income per common share	$2.73	$2.96	$2.58

Diluted earnings per share calculation:
Numerator - Net income	$173,979,487	$127,224,695	$95,509,402

Denominator – Weighted average common shares outstanding	63,760,578	43,037,083	37,015,468
Dilutive shares contingently issuable	567,611	694,909	958,320
Weighted average diluted common shares outstanding	64,328,189	43,731,992	37,973,788
Diluted net income per common share	$2.70	$2.91	$2.52

Stock-Based Compensation — Stock-based compensation expense is recognized based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures. ASC 718-20, Compensation – Stock Compensation Awards Classified as Equity requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Service based awards with multiple vesting periods are expensed over the entire requisite period as if the award were a single award. For awards with performance vesting criteria, anticipated performance is projected to determine the number of awards expected to vest, and the corresponding aggregate expense is adjusted to reflect the elapsed portion of the applicable performance period.

Comprehensive Income (Loss) — Comprehensive income (loss) consists of the total of all components of comprehensive income (loss) including net income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but excluded from net income (loss). Currently, Pinnacle Financial's other comprehensive income (loss) consists of unrealized gains and losses on securities available-for-sale, net of deferred tax expense (benefit) and unrealized gains (losses) on derivative hedging relationships.

Fair Value Measurement — ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP and established required disclosures about fair value measurements.  ASC 820 applies only to fair value measurements that are already required or permitted by other accounting standards and increases the consistency of those measurements.  The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, (i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date).  The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement.  Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

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

Recently Adopted Accounting Pronouncements — In March 2016, the FASB issued updated guidance to Accounting Standards Update, 2016-09 Stock Compensation Improvements to Employee Share-Based Payment Activity (ASU 2016-09) intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification of such awards on the statement of cash flows. This Accounting Standards Update (ASU) impacted Pinnacle Financial's consolidated financial statements by requiring that all income tax effects related to settlements of share-based payment awards be reported as increases (or decreases) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital. The ASU also requires that all income tax related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows whereas these cash flows were previously reported as a reduction to operating cash flows and an increase to financing cash flows. The guidance became effective for Pinnacle Financial on January 1, 2017. During the year ended December 31, 2017, the newly adopted standard resulted in a reduction in tax expense of $5.4 million.

Newly Issued not yet Effective Accounting Standards — In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU addressed the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the newly enacted federal corporate tax rate included in the Tax Cuts and Jobs Act issued December 22, 2017. These amendments allow an entity to make a reclassification from other comprehensive income to retained earnings for the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted with retrospective application. Pinnacle Financial is currently evaluating the impact of the new guidance on its consolidated financial statements, but does not expect it to have a material impact.

In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. Pinnacle Financial is currently evaluating the impact of the new guidance on its consolidated financial statements, but does not expect it to have a material impact.

In March 2017, the FASB issued Accounting Standards Update 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendment in this ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted with modified retrospective application. Pinnacle Financial is currently evaluating the impact of the new guidance on its consolidated financial statements, but does not expect it to have a material impact.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify how entities other than private companies, such as public business entities and not-for-profit entities, are required to test goodwill for impairment by eliminating the comparison of the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those periods. If this standard had been effective for the year ended December 31, 2017, there would have been no impact on Pinnacle Financial's consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendment in this ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) or assets or businesses. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. If this standard had been effective for the year ended December 31, 2017, there would have been no impact on Pinnacle Financial's consolidated financial statements.

In February 2016, the FASB issued  Accounting Standards Update 2016-02 Leases guidance requiring the recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for most leases. The guidance becomes effective for us on January 1, 2019.  If this standard was effective as of the date of these financial statements, Pinnacle Financial would have recorded a right of use asset and liability in an amount similar to its current future minimum lease obligations as shown in Note 8. Premises and Equipment and Lease Commitments.

In June 2016, the FASB issued  Accounting Standards Update 2016-13,  Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which introduces the current expected credit losses methodology. Among other things, this ASU requires the measurement of all expected credit losses for financial assets, including loans and available-for-sale debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model will require institutions to calculate all probable and estimable losses that are expected to be incurred through the loan's entire life. ASU 2016-13 also requires the allowance for credit losses for purchased financial assets with credit deterioration since origination to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as credit loss expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective. The amendments are effective for fiscal years beginning after December 15, 2019. Early application will be permitted for fiscal years beginning after December 15, 2018. Pinnacle Financial is currently assessing the impact of the new guidance on its consolidated financial statements.

In August 2016, the FASB issued  Accounting Standards Update 2016-15  Statement of Cash Flows (Topic 230) intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The guidance is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. Pinnacle Financial does not expect this standard will have a material impact on Pinnacle Financial's consolidated financial statements, with the exception of dividends received from its equity method investments which will be reclassified as a cash flow from investments to operating cash flows beginning in the first quarter of 2018.

In May 2014, the FASB issued Accounting Standards Update 2014-09  Revenue from Contracts with Customers (Topic 606 ) developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. This ASU's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued  Accounting Standards Update 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The ASU may be adopted using either a modified retrospective method or a full retrospective method. Pinnacle Financial adopted the ASU during the first quarter of 2018, as required, using a modified retrospective approach. The majority of Pinnacle Financial's revenue stream is generated from financial instruments which are not within the scope of this ASU. However, Pinnacle Financial has evaluated the impact for other fee-based income, including our wealth management, mortgage and deposit services line of business, and has concluded that this standard will not materially impact its financial statements.

Other than those pronouncements discussed above and those which have been recently adopted, there were no other recently issued accounting pronouncements that are expected to materially impact Pinnacle Financial.

Subsequent Events — ASC Topic 855,  Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after December 31, 2017 through the date of the issued financial statements.

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

The following summarizes the consideration paid and presents a preliminary allocation of purchase price to net assets acquired (dollars in thousands):

	Number of Shares	Amount
Equity consideration
Common stock issued	27,687,100	$1,858,133
Total equity consideration		$1,858,133

Non-Equity Consideration:
Cash paid to redeem common stock		129
Total consideration paid		$1,858,262

Allocation of total consideration paid:
Fair value of net assets assumed including estimated identifiable intangible assets		$601,807
Goodwill		1,256,455
		$1,858,262

Pinnacle Financial recorded costs incurred in connection with the issuance of Pinnacle Financial common stock resulting from the BNC Merger of $7.2 million, net of related tax benefits, as a reduction to additional paid in capital. Certain merger-related charges resulting from cultural and systems integrations, as well as stock-based compensation expense incurred as a result of change-in-control provisions applicable to assumed equity-based awards were recorded as merger-related expense.

Goodwill originating from the BNC Merger resulted primarily from anticipated synergies arising from the combination of certain operational areas of the businesses of BNC and Pinnacle Financial as well as the purchase premium inherent in buying a complete and successful banking operation. Goodwill associated with the BNC Merger is not amortizable for book or tax purposes. Adjustments totaling $82.9 million were recorded to goodwill to appropriately reflect the valuation of the loan portfolio, OREO acquired, and certain assets acquired and liabilities assumed and have been included in the table below.

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

The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at their estimated fair values, are presented in the following tables (in thousands):

	As of June 16, 2017
	BNC Historical Cost Basis	Fair Value Adjustments (1)	As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$155,271	$—	$155,271
Investment securities	643,875	1,667	645,542
Loans, net of allowance for loan losses (2)	5,782,720	(181,430)	5,601,290
Mortgage loans held for sale	27,026	—	27,026
Other real estate owned (3)	20,143	600	20,743
Core deposit and other intangible (4)	—	50,422	50,422
Property, plant and equipment (5)	156,805	(3,381)	153,424
Other assets (6)	320,988	53,997	374,985
Total Assets	$7,106,828	$(78,125)	$7,028,703

Liabilities
Interest-bearing deposits (7)	$5,003,653	$4,355	$5,008,008
Non-interest bearing deposits	1,199,342	—	1,199,342
Borrowings (8)	183,389	(6,412)	176,977
Other liabilities (9)	35,729	6,840	42,569
Total Liabilities	$6,422,113	$4,783	$6,426,896
Net Assets Acquired	$684,715	$(82,908)	$601,807

Explanation of certain fair value adjustments:

(1)
The amount represents the adjustment of the book value of BNC's assets and liabilities to their estimated fair value on the date of acquisition. Fair value adjustments are updated subsequent to the merger date based on the results of finalized valuation assessments.

(2)
The amount represents the adjustment of the net book value of BNC's loans to their estimated fair value based on interest rates and expected cash flows as of the date of acquisition, which includes estimates of expected credit losses inherent in the portfolio of approximately 2.6% of the 3.1% mark on the acquired loan portfolio.

(3)	Although not complete, this adjustment reflects the Day 1 value of OREO properties subsequently sold.

(4)
The amount represents the fair value of the core deposit intangible asset representing the intangible value of the deposit base acquired and the fair value of the customer relationship intangible assets representing the intangible value of customer relationships acquired.

(5)	The amount represents the adjustment of the net book value of BNC's property, plant and equipment to estimated fair value based on market values of similar assets.

(6)	The amount represents the deferred tax asset recognized on the fair value adjustment of BNC's acquired assets and assumed liabilities.

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

(9)	The amount represents the adjustment to accrue obligations that existed but had not been recorded as of the acquisition date and the fair value of BNC lease obligations.

Supplemental Pro Forma Combined Results of Operations

The supplemental proforma information below for the years ended December 31, 2017 and 2016 gives effect to the BNC acquisition as if it had occurred on January 1, 2016. These results combine the historical results of BNC into Pinnacle Financial's consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the BNC Merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of BNC's provision for credit losses for 2016 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2016. Additionally, these financials were not adjusted for non-recurring expenses, such as merger-related charges incurred by either Pinnacle Financial or BNC. Pinnacle Financial expects to achieve operating cost savings and other business synergies as a result of the acquisition which are also not reflected in the proforma amounts.

(dollars in thousands)	Year ended December 31,
	2017	2016
Revenue(1)	$844,896	$707,126
Income before income taxes	347,983	275,635

(1) Net interest income plus noninterest income

Note 3. Equity Method Investment

On February 1, 2015, Pinnacle Bank acquired a 30% interest in Bankers Healthcare Group, LLC (BHG) for $75 million in cash. On March 1, 2016, Pinnacle Bank and Pinnacle Financial increased their investment in BHG by a combined 19%, for a total investment in BHG of 49%. The additional 19% interest was acquired pursuant to a purchase agreement whereby both Pinnacle Financial and Pinnacle Bank acquired 8.55% and an additional 10.45%, respectively, of the outstanding membership interests in BHG in exchange for $74.1 million in cash and 860,470 shares of Pinnacle Financial common stock valued at $39.9 million.

On March 1, 2016, Pinnacle Financial, Pinnacle Bank and the other members of BHG entered into an Amended and Restated Limited Liability Company Agreement of BHG that provides for, among other things, the following terms:

•
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

•
the inability of the board of managers of BHG (of which Pinnacle Financial and Pinnacle Bank have the right to designate two of the five members (the Pinnacle Managers) to approve a sale of BHG without the consent of one of the Pinnacle Managers for four years;

•
co-sale rights for Pinnacle Financial and Pinnacle Bank in the event the other members of BHG decide to sell all or a portion of their ownership interests after the above-described five-year limitation; and

•
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

At December 31, 2017, Pinnacle Financial has recorded technology, trade name and customer relationship intangibles, net of related amortization, of $13.4 million compared to $16.8 million as of December 31, 2016. Amortization expense of $3.3 million was included in Pinnacle Financial's results for the year ended December 31, 2017 compared to $3.4 million for 2016. Accretion income of $3.1 million was included in Pinnacle Financial's results for the year ended December 31, 2017, while $2.5 million accretion income was recorded in 2016. Additionally, at December 31, 2017, Pinnacle Financial had recorded accretable discounts associated with certain liabilities of BHG of $10.3 million compared to $13.4 million as of December 31, 2016.

During the year ended December 31, 2017, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $21.7 million in the aggregate, respectively, compared to $29.0 million in the year ended December 31, 2016. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated.

A summary of BHG's financial position and results of operations as of and for the years ended December 31, 2017 and 2016, respectively, were as follows (unaudited, in thousands):

Banker's Healthcare Group
($ in thousands)
	December 31, 2017	December 31, 2016
Assets	$330,030	$223,246

Liabilities	$224,837	$139,531
Equity interests	105,193	83,715
Total liabilities and equity	$330,030	$223,246

	For the year ended December 31,
	2017	2016
Revenues	$160,209	$136,693
Net income, pre-tax	$77,941	$67,135

Note 4.  Restricted Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At our option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2017 and 2016, the average daily balance maintained at the Federal Reserve was approximately $229.9 million and $183.1 million, respectively.

Note 5.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2017 and 2016 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Securities available-for-sale:
U.S Treasury securities	$30,505	$—	$60	$30,445
U.S. Government agency securities	182,500	67	1,766	180,801
Mortgage-backed securities	1,270,625	5,318	12,124	1,263,819
State and municipal securities	774,949	12,251	2,588	784,612
Asset-backed securities	173,346	262	316	173,292
Corporate notes	81,615	1,346	647	82,314
	$2,513,540	$19,244	$17,501	$2,515,283
Securities held-to-maturity:
State and municipal securities	20,762	114	46	20,830
	$20,762	$114	$46	$20,830

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Securities available-for-sale:
U.S Treasury securities	$250	$—	$—	$250
U.S. Government agency securities	22,306	—	537	21,769
Mortgage-backed securities	988,008	4,304	15,686	976,626
State and municipal securities	211,581	4,103	2,964	212,720
Asset-backed securities	79,318	111	849	78,580
Corporate notes	8,608	39	46	8,601
	$1,310,071	$8,557	$20,082	$1,298,546
Securities held-to-maturity:
State and municipal securities	25,251	87	105	25,233
	$25,251	$87	$105	$25,233

At December 31, 2017, approximately $1.1 billion of Pinnacle Financial's investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase. At December 31, 2017, repurchase agreements comprised of secured borrowings totaled $135.3 million and were secured by $135.3 million of pledged U.S. government agency securities, municipal securities, asset backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities for the counterparty to remain adequately secured.

The amortized cost and fair value of debt securities as of December 31, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$33,251	$33,196	$1,329	$1,330
Due in one year to five years	65,214	65,775	6,210	6,200
Due in five years to ten years	185,337	187,198	10,425	10,469
Due after ten years	785,767	792,003	2,798	2,831
Mortgage-backed securities	1,270,625	1,263,819	—	—
Asset-backed securities	173,346	173,292	—	—
	$2,513,540	$2,515,283	$20,762	$20,830

At December 31, 2017 and 2016, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
U.S. Treasury securities	$29,948	$60	$—	$—	$29,948	$60
U.S. government agency securities	173,677	1,766	—	—	173,677	1,766
Mortgage-backed securities	607,408	5,042	285,561	7,082	892,969	12,124
State and municipal securities	115,403	1,408	50,083	1,226	165,486	2,634
Asset-backed securities	68,742	198	14,136	118	82,878	316
Corporate notes	22,168	547	11,944	100	34,112	647

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Total temporarily-impaired securities	$1,017,346	$9,021	$361,724	$8,526	$1,379,070	$17,547

December 31, 2016
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agency securities	—	—	20,820	537	20,820	537
Mortgage-backed securities	801,213	15,073	43,148	613	844,361	15,686
State and municipal securities	87,277	3,068	312	1	87,589	3,069
Asset-backed securities	14,510	32	34,097	817	48,607	849
Corporate notes	4,810	46	—	—	4,810	46
Total temporarily-impaired securities	$907,810	$18,219	$98,377	$1,968	$1,006,187	$20,187

The applicable date for determining when securities are in an unrealized loss position is December 31, 2017 and 2016.  As such, it is possible that a security had a market value less than its amortized cost on other days during the twelve-month periods ended December 31, 2017 and 2016, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the table above, at December 31, 2017 and 2016, Pinnacle Financial had unrealized losses of $17.5 million and $20.2 million on $1.4 billion and $1.0 billion, respectively, of available-for-sale and held-to-maturity securities. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and typically are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.  Because Pinnacle Financial currently does not intend to sell these securities and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at December 31, 2017.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, in 2017 available-for-sale securities of approximately $300.0 million were sold and net unrealized losses of $8.3 million were reclassified from accumulated other comprehensive income into net income.

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

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pass-rated loans include five distinct ratings categories for loans that represent specific attributes. Pinnacle Financial believes that its categories follow those outlined by Pinnacle Bank's primary regulators.  At December 31, 2017, approximately 81.4% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

Risk ratings are subject to continual review by a financial advisor and a senior credit officer. At least annually, our credit policy requires that every risk rated loan of $1.0 million or more be subject to a formal credit risk review process. Each loan's risk rating is also subject to review by our independent loan review department, which reviews a substantial portion of our risk rated portfolio annually.  Included in the coverage are independent loan reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies.

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of December 31, 2017 and 2016 (in thousands):

December 31, 2017	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Pass	$6,487,368	$2,503,688	$1,880,704	$4,014,656	$351,359	$15,237,775
Special Mention	94,134	18,356	8,148	46,898	1,177	168,713
Substandard (1)	72,044	21,053	13,468	62,529	79	169,173
Substandard-nonaccrual	16,064	18,117	5,968	17,258	48	57,455
Doubtful-nonaccrual	—	—	—	—	—	—
Total loans	$6,669,610	$2,561,214	$1,908,288	$4,141,341	$352,663	$15,633,116

December 31, 2016	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Pass	$3,137,452	$1,160,361	$897,556	$2,782,713	$264,723	$8,242,805
Special Mention	21,449	1,856	2,716	25,641	802	52,464
Substandard (1)	29,674	15,627	5,788	75,861	129	127,079
Substandard-nonaccrual	4,921	8,073	6,613	7,492	475	27,574
Doubtful-nonaccrual	—	—	—	3	—	3
Total loans	$3,193,496	$1,185,917	$912,673	$2,891,710	$266,129	$8,449,925

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms.  This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of substandard nonperforming loans and substandard troubled debt restructurings. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $164.0 million at December 31, 2017, compared to $114.6 million at December 31, 2016.

At December 31, 2017 and 2016, all loans classified as nonaccrual were deemed to be impaired. The principal balances of these nonaccrual loans amounted to $57.5 million and $27.6 million at December 31, 2017 and 2016, respectively, and are included in the table above.  For the twelve months ended December 31, 2017, the average balance of nonaccrual loans was $66.0 million as compared to $35.1 million for the twelve months ended December 31, 2016. Pinnacle Financial's policy is that the discontinuation of the accrual of interest income will occur when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date the above mentioned loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these nonaccruing loans been on accruing status, interest income would have been higher by $2.7 million, $2.1 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table provides a rollforward of purchase credit impaired loans from December 31, 2016 through December 31, 2017 (in thousands):

	Gross Carrying Value	Accretable Yield	Nonaccretable Yield	Carrying Value

December 31, 2015	$16,274	$—	$(4,143)	$12,131
Acquisitions	1,359	—	(812)	547
Settlements, net	(5,165)	—	1,322	(3,843)
December 31, 2016	12,468	—	(3,633)	8,835
Acquisitions	80,812	(196)	(32,314)	48,302
Settlements, net	(18,956)	64	4,410	(14,482)
December 31, 2017	$74,324	$(132)	$(31,537)	$42,655

These loans were deemed to be collateral dependent at the time of acquisition. Settlements include both loans that were charged-off as well as loans that were paid off, typically as a result of refinancings at other institutions.

Purchase credit impaired loans purchased during the year ended December 31, 2017 for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

	December 31,
	2017	2016	2015
Contractually required payments receivable	$94,312	$1,359	$19,960
Cash flows expected to be collected at acquisition	48,498	547	14,257
Fair value of acquired loans at acquisition	48,302	547	14,257

The following tables detail the recorded investment, unpaid principal balance and related allowance and average recorded investment of our nonaccrual loans at December 31, 2017, 2016 and 2015 by loan classification and the amount of interest income recognized on a cash basis throughout the year-to-date period then ended, respectively, on these loans that remain on the balance sheets (in thousands):

	December 31, 2017			For the year ended December 31, 2017
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Cash basis interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$13,570	$16,631	$38	$13,839	$—
Consumer real estate – mortgage	10,093	14,309	115	11,216	—
Construction and land development	5,735	10,273	6	5,935	95
Commercial and industrial	2,135	3,533	362	2,980	—
Consumer and other	—	—	—	—	—
Total	$31,533	$44,746	$521	$33,970	$95

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$2,494	$2,505	$95	$3,463	$—
Consumer real estate – mortgage	8,024	8,079	411	10,076	—
Construction and land development	233	233	12	438	—
Commercial and industrial	15,171	15,224	1,278	18,027	—
Consumer and other	—	—	—	—	—
Total	$25,922	$26,041	$1,796	$32,004	$—

Total Nonaccrual Loans	$57,455	$70,787	$2,317	$65,974	$95

	December 31, 2016			For the year ended December 31, 2016
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Cash basis interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$2,308	$2,312	$—	$2,540	$—
Consumer real estate – mortgage	2,880	2,915	—	2,907	—
Construction and land development	3,128	3,135	—	3,132	159
Commercial and industrial	6,373	6,407	—	8,841	—
Consumer and other	—	—	—	—	—
Total	$14,689	$14,769	$—	$17,420	$159

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$2,613	$3,349	$59	$2,688	$—
Consumer real estate – mortgage	5,193	5,775	688	5,966	—
Construction and land development	3,485	4,154	20	3,476	—
Commercial and industrial	1,122	2,714	77	2,884	—
Consumer and other	475	851	227	2,624	—
Total	$12,888	$16,843	$1,071	$17,638	$—

Total Nonaccrual Loans	$27,577	$31,612	$1,071	$35,058	$159

	December 31, 2015			For the year ended December 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Cash basis interest income recognized
Collateral dependent nonaccrual loans:
Commercial real estate – mortgage	$4,411	$5,659	$—	$2,253	$—
Consumer real estate – mortgage	5,596	6,242	—	3,067	—
Construction and land development	7,531	7,883	—	4,317	308
Commercial and industrial	1,420	3,151	—	1,527	—
Consumer and other	—	—	—	—	—
Total	$18,958	$22,935	$—	$11,164	$308

Cash flow dependent nonaccrual loans:
Commercial real estate – mortgage	$1,410	$1,661	$20	$1,466	$—
Consumer real estate – mortgage	3,750	4,098	616	3,815	—
Construction and land development	76	125	12	87	—
Commercial and industrial	263	281	19	168	—
Consumer and other	4,902	5,341	3,002	4,913	—
Total	$10,401	$11,506	$3,669	$10,449	$—

Total Nonaccrual Loans	$29,359	$34,441	$3,669	$21,613	$308

Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized approximately $95,000, $159,000 and $308,000 in interest income from cash payments received on nonaccrual loans during the years ended December 31, 2017, 2016, and 2015, respectively.

At December 31, 2017 and 2016, there were $6.6 million and $15.0 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which are accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each troubled debt restructuring by loan classification made during the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
December 31, 2017
Commercial real estate – mortgage	—	$—	$—
Consumer real estate – mortgage	1	6	5
Construction and land development	—	—	—
Commercial and industrial	2	3,776	3,751
Consumer and other	—	—	—
	3	$3,782	$3,756
December 31, 2016
Commercial real estate – mortgage	—	$—	$—
Consumer real estate – mortgage	—	—	—
Construction and land development	—	—	—
Commercial and industrial	6	11,084	11,083
Consumer and other	—	—	—
	6	$11,084	$11,083

	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance

December 31, 2015
Commercial real estate – mortgage	1	$223	$185
Consumer real estate – mortgage	—	—	—
Construction and land development	—	—	—
Commercial and industrial	1	434	337
Consumer and other	—	—	—
	2	$657	$522

During the years ended December 31, 2017, 2016 and 2015, Pinnacle Financial had no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring. A default is defined as an occurrence which violates the terms of the receivable's contract.

At December 31, 2017 and 2016, the allowance for loan losses included no allowance and $21,000, respectively, specifically related to accruing troubled debt restructurings, which are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2017 with the comparative exposures for December 31, 2016 (in thousands):

	At December 31, 2017
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2016

Lessors of nonresidential buildings	$2,778,454	$32,497	$2,810,951	$1,701,853
Lessors of residential buildings	870,777	13,467	884,244	874,234
Hotels and motels	627,126	1,865	628,991	291,865

Additionally, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes.  Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital.   At December 31, 2017 and 2016, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital was 89.4% and 80.3%, respectively.  Non-owner occupied commercial real estate and multifamily loans (including construction and loan development loans) was 297.1% and 256.0% for December 31, 2017 and 2016, respectively.  Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management.  At both December 31, 2017 and 2016, Pinnacle Bank’s computed ratios were below the applicable regulatory guidelines.  Pinnacle Bank believes that it has the appropriate monitoring controls in place should it exceed the regulatory guidelines in a future period.

The table below presents past due balances at December 31, 2017 and 2016, by loan classification and segment allocated between performing and nonperforming status (in thousands):

	30-89 days past due and performing	90 days or more past due and performing	Total past due and performing	Current and accruing	Purchase credit impaired	Nonaccrual (1)	Nonaccruing purchase credit impaired	Total Loans
December 31, 2017
Commercial real estate:
Owner-occupied	$6,772	$104	$6,876	$2,435,819	$4,820	$11,395	$1,105	$2,460,015
All other	16,559	—	16,559	4,177,454	12,018	704	2,860	4,209,595
Consumer real estate – mortgage	14,835	1,265	16,100	2,521,748	5,249	9,320	8,797	2,561,214
Construction and land development	4,136	146	4,282	1,894,560	3,478	2,878	3,090	1,908,288
Commercial and industrial	7,406	1,348	8,754	4,114,127	1,154	17,222	84	4,141,341
Consumer and other	6,311	1,276	7,587	345,076	—	—	—	352,663
	$56,019	$4,139	$60,158	$15,488,784	$26,719	$41,519	$15,936	$15,633,116

December 31, 2016
Commercial real estate:
Owner-occupied	$3,505	$—	$3,505	$1,347,134	$—	$2,297	$1,957	$1,354,893
All other	—	—	—	1,837,936	—	239	428	1,838,603
Consumer real estate – mortgage	3,838	53	3,891	1,173,953	—	5,553	2,520	1,185,917
Construction and land development	2,210	—	2,210	903,850	—	3,205	3,408	912,673
Commercial and industrial	4,475	—	4,475	2,879,740	—	6,971	524	2,891,710
Consumer and other	7,168	1,081	8,249	257,405	—	475	—	266,129
	$21,196	$1,134	$22,330	$8,400,018	$—	$18,740	$8,837	$8,449,925

(1)	Approximately $45.8 million and $16.7 million of nonaccrual loans as of December 31, 2017 and 2016, respectively, are currently performing pursuant to their contractual terms.

The following table details the changes in the allowance for loan losses from December 31, 2015 to December 31, 2016 to December 31, 2017 by loan classification and the allocation of allowance for loan losses (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2014	$22,202	$5,424	$5,724	$29,167	$1,570	$3,272	$67,359
Charged-off loans	(384)	(365)	(190)	(2,207)	(18,002)	—	(21,148)
Recovery of previously charged-off loans	85	874	1,479	1,730	5,865	—	10,033
Provision for loan losses	(6,390)	1,287	(4,110)	(5,047)	26,183	(2,735)	9,188
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616	$537	$65,432

Collectively evaluated for impairment	$15,452	$6,109	$2,891	$22,669	$12,609		$59,730
Individually evaluated for impairment	61	1,111	12	974	3,007		5,165
Loans acquired with deteriorated credit quality	—	—	—	—	—		—
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616	$537	$65,432

Loans:
Collectively evaluated for impairment	$2,269,439	$1,033,479	$740,090	$2,222,714	$240,066		$6,505,788
Individually evaluated for impairment	2,420	8,986	3,689	5,288	4,930		25,313
Loans acquired with deteriorated credit quality	3,624	4,052	3,918	540	—		12,134
Balance at December 31, 2015	$2,275,483	$1,046,517	$747,697	$2,228,542	$244,996		$6,543,235

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616	$537	$65,432
Charged-off loans	(276)	(788)	(231)	(5,801)	(24,016)	—	(31,112)
Recovery of previously charged-off loans	208	546	545	2,138	2,895	—	6,332
Provision for loan losses	(1,790)	(414)	407	4,763	15,025	337	18,328
Balance at December 31, 2016	$13,655	$6,564	$3,624	$24,743	$9,520	$874	$58,980

Collectively evaluated for impairment	$13,595	$5,874	$3,604	$24,648	$9,293		$57,014
Individually evaluated for impairment	60	690	20	95	227		1,092
Loans acquired with deteriorated credit quality	—	—	—	—	—		—
Balance at December 31, 2016	$13,655	$6,564	$3,624	$24,743	$9,520	$874	$58,980

Loans:
Collectively evaluated for impairment	$3,188,361	$1,174,456	$906,053	$2,872,855	$265,613		$8,407,338
Individually evaluated for impairment	2,750	8,941	3,212	18,331	516		33,750
Loans acquired with deteriorated credit quality	2,385	2,520	3,408	524	—		8,837
Balance at December 31, 2016	$3,193,496	$1,185,917	$912,673	$2,891,710	$266,129		$8,449,925

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2016	$13,655	$6,564	$3,624	$24,743	$9,520	$874	$58,980
Charged-off loans	(633)	(1,461)	(137)	(4,297)	(15,518)	—	(22,047)
Recovery of previously charged-off loans	671	1,516	1,136	1,317	2,002	—	6,642
Provision for loan losses	7,495	(1,588)	4,339	3,100	9,870	448	23,664
Balance at December 31, 2017	$21,188	$5,031	$8,962	$24,863	$5,874	$1,322	$67,240

Collectively evaluated for impairment	$20,753	$4,460	$8,879	$23,181	$5,874		$63,147
Individually evaluated for impairment	95	410	66	1,627	—		2,198
Loans acquired with deteriorated credit quality	340	161	17	55	—		573
Balance at December 31, 2017	$21,188	$5,031	$8,962	$24,863	$5,874	$1,322	$67,240

Loans:
Collectively evaluated for impairment	$6,630,593	$2,534,996	$1,896,553	$4,116,677	$352,663		$15,531,482
Individually evaluated for impairment	18,214	12,172	5,167	23,426	—		58,979
Loans acquired with deteriorated credit quality	20,803	14,046	6,568	1,238	—		42,655
Balance at December 31, 2017	$6,669,610	$2,561,214	$1,908,288	$4,141,341	$352,663		$15,633,116

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

At December 31, 2017, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $26.4 million to current directors, executive officers, and their related entities, of which $16.1 million had been drawn upon.  At December 31, 2016, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $22.6 million to directors, executive officers, and their related entities, of which approximately $14.8 million had been drawn upon.  These loans and extensions of credit were made in the ordinary course of business. None of these loans to directors, executive officers, and their related entities were impaired at December 31, 2017 or 2016.

Residential Lending

At December 31, 2017, Pinnacle Financial had approximately $103.7 million of mortgage loans held-for-sale compared to approximately $47.7 million at December 31, 2016. Total loan volumes sold during the year ended December 31, 2017 were approximately $1.1 billion compared to approximately $803.5 million for the year ended December 31, 2016. During the year ended December 31, 2017, Pinnacle Financial recognized $18.6 million in gains on the sale of these loans, net of commissions paid, compared to $15.8 million and $7.7 million, respectively, during the years ended December 31, 2016 and 2015.

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

The following table provides a detail of changes in the mortgage servicing right from September 1, 2015, the closing date of the Magna Merger, to December 31, 2015:

Residential
Beginning balance acquired in Magna Merger	$6,641
Add: Capitalized MSRs	161
Less: Amortization	390
Ending balance	$6,412

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

Note 8.  Premises and Equipment and Lease Commitments

Premises and equipment at December 31, 2017 and 2016 are summarized as follows (in thousands):

	Range of Useful Lives	2017	2016
Land	Not applicable	$65,649	$19,467
Buildings	15 to 30 years	164,748	64,088
Leasehold improvements	15 to 20 years	38,913	28,789
Furniture and equipment	3 to 20 years	93,841	62,982
		363,151	175,326
Accumulated depreciation and amortization		(97,137)	(86,422)
		$266,014	$88,904

Depreciation and amortization expense was approximately $13.7 million, $9.9 million, and $8.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities. Rent expense related to these leases for 2017, 2016 and 2015 totaled $11.7 million, $8.4 million and $5.9 million, respectively. At December 31, 2017, the approximate future minimum lease payments due under the aforementioned operating leases for their base term are as follows (in thousands):

2018	$12,226
2019	11,535
2020	10,949
2021	10,652
2022	8,429
Thereafter	42,857
$96,648

During 2016 and as a result of the acquisition of Avenue, Pinnacle Financial has entered into a single capital lease, primarily for office space at an interest rate of 7.22% per year. Rent expense related to this lease for 2017 was approximately $225,000 and is included in total rent expense above. At December 31, 2017, the approximate future minimum lease payments due under the aforementioned capital lease for its base term are as follows (in thousands):

2018	$426
2019	470
2020	470
2021	470
2022	470
Thereafter	3,028
Total minimum lease payments	$5,334
Less: amount representing interest	(1,695)
Present value of net minimum lease payments	$3,639

Note 9.  Deposits

At December 31, 2017, the scheduled maturities of time deposits are as follows (in thousands):

2018	$1,850,523
2019	445,198
2020	123,000
2021	95,754
2022	17,244
Thereafter	2,342
$2,534,061

Additionally, at December 31, 2017 and 2016, approximately $1.3 billion and $602.9 million, respectively, of time deposits had been issued in denominations of $100,000 or greater.

At December 31, 2017 and 2016, Pinnacle Financial had $3.5 million and $1.9 million, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

Note 10.  Federal Home Loan Bank Advances

Pinnacle Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist Pinnacle Bank in the funding of its home mortgage and commercial real estate loan portfolios.  Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, certain qualifying commercial mortgage loans with an aggregate carrying value of approximately $5.5 billion as collateral under the borrowing agreements with the FHLB.

At December 31, 2017 and 2016, Pinnacle Financial had received advances from the FHLB totaling $1.3 billion and $406.2 million, respectively.  Additionally, Pinnacle Financial recognized a discount of $167,000 on FHLB advances in conjunction with its acquisition of Avenue in July 2016. At December 31, 2017 and 2016, respectively, the remaining discount was $13,000 and $92,000. At December 31, 2017, the scheduled maturities of FHLB advances and interest rates are as follows (in thousands):

	Scheduled Maturities	Weighted average interest rates
2018	$557,501	1.46%
2019	356,000	1.64%
2020	272,627	1.74%
2021	133,750	1.87%
2022	—	—
Thereafter	17	2.75%
	$1,319,895
Weighted average interest rate		1.61%

At December 31, 2017, Pinnacle Bank had accommodations which allow it to borrow from the Federal Reserve Bank of Atlanta's discount window and purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates.  These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. At December 31, 2017, Pinnacle Bank had approximately $4.3 billion in borrowing availability with the FHLB, the Federal Reserve Bank discount window, and other correspondent banks with whom Pinnacle Bank has arranged lines of credit.  At December 31, 2017, Pinnacle Bank was not carrying any balances with the Federal Reserve Bank discount window or correspondent banks under these arrangements.

Note 11.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities. Additionally, Pinnacle Financial and Pinnacle Bank have entered into, or assumed in connection with acquisitions, certain other subordinated debt agreements and a revolving credit facility as outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2017	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	4.40%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	3.09%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	3.34%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	4.44%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	4.61%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	4.21%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	3.76%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	3.39%	30-day LIBOR + 1.70%
Valley Financial Trust I	August 5, 2005	September 30, 2035	4,124	4.77%	30-day LIBOR + 3.10%
Valley Financial Trust II	June 6, 2003	June 26, 2033	7,217	3.08%	30-day LIBOR + 1.49%
Valley Financial Trust III	September 26, 2005	December 15, 2035	5,155	3.11%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	December 15, 2006	January 30, 2037	10,310	3.19%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed(1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed(1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed(2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed(3)
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed(4)
BNC Subordinated Note	October 15, 2013	October 15, 2023	10,500	6.35%	30-day LIBOR + 5.0%(5)

Other Borrowings
Revolving credit facility(6)	March 29, 2016	March 27, 2018	—
Debt issuance costs and fair value adjustment			(7,990)
Total subordinated debt and other borrowings			$465,505

(1) Migrates to three month LIBOR + 3.128% beginning July 30, 2020 through the end of the term.
(2) Migrates to three month LIBOR + 4.95% beginning January 1, 2020 through the end of the term.
(3) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(4) Migrates to three month LIBOR + 3.59% beginning October 1, 2019 through the end of the term if not redeemed on that date.
(5) Coupon structure includes a floor of 5.0% and a cap of 9.5%.
(6) Borrowing capacity on the revolving credit facility is $75.0 million. At December 31, 2017, there was no outstanding balance under this facility. The rate under this facility is 2.25% plus the greater of zero percent and 30-day LIBOR with a maturity date of March 27, 2018 and an unused fee of 0.35% of average daily unused amount of loan.

Note 12.  Income Taxes

Income tax expense attributable to continuing operations for each of the years ended December 31 is as follows (in thousands):

	2017	2016	2015
Current tax expense :
Federal	$63,496	$49,769	$41,721
State	860	—	48
Total current tax expense	64,356	49,769	41,769
Deferred tax expense:
Federal	26,339	12,776	4,963
State	1,826	1,614	857
Deferred tax revaluation expense	31,486	—	—
Total deferred tax expense	59,651	14,390	5,819
Total income tax expense	$124,007	$64,159	$47,589

Pinnacle Financial's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 35% to income (loss) before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2017 is as follows (in thousands):

	2017	2016	2015
Income tax expense at statutory rate	$104,295	$66,984	$50,084
State excise tax expense, net of federal tax effect	1,746	1,049	588
Tax-exempt securities	(5,666)	(2,510)	(2,543)
Federal tax credits	(434)	(282)	—
Bank owned life insurance	(2,778)	(1,242)	(892)
Insurance premiums	(283)	(159)	(306)
Revaluation of deferred tax assets and liabilities due to Tax Cuts and Jobs Act	31,486	—	—
Excess tax benefits associated with equity compensation	(5,365)	—	—
Change in uncertain tax positions	—	—	—
Other items	1,006	319	658
Income tax expense	$124,007	$64,159	$47,589

Pinnacle Financial's effective tax rate for 2017 and 2016 differs from the statutory income tax rates primarily due to a state excise tax expense, investments in bank qualified municipal securities, our real estate investment trust, participation in the Community Investment Tax Credit (CITC) program, and bank owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense, certain merger-related expenses and the deferred tax asset revaluation in 2017 pursuant to the enactment of the Tax Cuts and Jobs Act. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other items, the Tax Cuts and Jobs Act reduced the corporate statutory tax rate from 35% to 21%. As a result of such decrease, Pinnacle Financial recognized a charge of $31.5 million in 2017 resulting from the revaluation of its deferred tax assets.

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred tax assets:
Loan loss allowance	$16,240	$22,308
Loans	46,567	15,534
Insurance	614	869
Accrued liability for supplemental retirement agreements	7,413	5,587
Restricted stock and stock options	8,232	8,643
Securities	—	4,275
Cash flow hedge	499	1,520
Equity method investment	635	858
Leases	1,738	1,627
Other real estate owned	2,809	149
Net federal operating loss carryforward and credits	18,085	—
Other deferred tax assets	5,373	6,413
Total deferred tax assets	108,205	67,783

Deferred tax liabilities:
Depreciation and amortization	11,504	5,823
Core deposit intangible asset	14,073	5,621
Securities	616	—
REIT dividends	3,073	4,602
FHLB related liabilities	922	285
Subordinated debt	1,077	1,001
Other deferred tax liabilities	1,171	679
Total deferred tax liabilities	32,436	18,011
Net deferred tax assets	$75,769	$49,772

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. At December 31, 2017, the Company had federal and state loss and tax credit carryforwards of approximately $18.5 million that expire at various dates from 2027 to 2036.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Cuts and Jobs Act's enactment date for companies to complete the accounting under ASC 740, Income Taxes. The Company’s financial results reflect the income tax effects of the Tax Cuts and Jobs Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Cuts and Jobs Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined.

A reconciliation of the beginning and ending unrecognized tax benefit related to state uncertain tax positions is as follows (in thousands):

	2017	2016	2015
Balance at January 1,	$1,274	$134	$391
Increases (decreases) due to tax positions taken during the current year	1,564	1,140	(257)
Increases due to tax positions taken during a prior year	—	—	—
Decreases due to the lapse of the statute of limitations during the current year	—	—	—
Decreases due to settlements with the taxing authorities during the current year	—	—	—
Balance at December 31,	$2,838	$1,274	$134

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest and penalties were recorded for the year ended December 31, 2017.

Note 13.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2017, these commitments amounted to $5.8 billion, of which approximately $887.6 million related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At December 31, 2017, these commitments amounted to $143.7 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At December 31, 2017, Pinnacle Financial had accrued $3.1 million for the inherent risks associated with off balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these routine claims outstanding at December 31, 2017 will not have a material impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 14.  Salary Deferral Plans

Pinnacle Financial has a 401(k) retirement plan (the 401k Plan) covering all employees who elect to participate, subject to certain eligibility requirements. The Plan allows employees to defer up to 50% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% of employee self-directed contributions during 2017, 2016, and 2015. Pinnacle Financial's expense associated with the matching component of the plan for each of the years in the three-year period ended December 31, 2017 was approximately $5.9 million, $4.0 million and $2.7 million, respectively, and is included in the accompanying consolidated statements of operations in salaries and employee benefits expense.

Pinnacle Financial assumed nonqualified noncontributory supplemental retirement agreements (the Cavalry SRAs) for certain directors and executive officers of Cavalry Bancorp, Inc. (Cavalry), which Pinnacle Financial acquired in 2006. During 2007, Pinnacle Financial offered a settlement to all participants in the Cavalry SRAs with eleven participants accepting the settlement.  One individual remains as a participant in the Cavalry SRAs. At December 31, 2017, 2016 and 2015, included in other liabilities is $1.0 million, $1.2 million, and $1.3 million, respectively, which represents the net present value of the future obligation owed the remaining participant in the Cavalry SRAs using a discount rate of 5% at December 31, 2017, 2016 and 2015.

In conjunction with other completed acquisitions, Pinnacle has assumed $33.0 million in liabilities associated with existing supplemental executive retirement plans, of which $20.0 million have been fully funded with rabbi trusts. The remaining amounts that are not funded are included in other liabilities in the accompanying consolidated balance sheets.

Note 15.  Stock Options, Stock Appreciation Rights and Restricted Shares

As of December 31, 2017, Pinnacle Financial has two equity incentive plans under which it is able to grant awards, the 2014 Equity Incentive Plan (2014 Plan) and the BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan (BNC Plan) it assumed in connection with the BNC Merger. Pinnacle Financial also assumed the stock option plan of CapitalMark (the CapitalMark Option Plan) it assumed in connection with the CapitalMark Merger but Pinnacle Financial is not able to grant awards thereunder. In addition, awards previously granted remain outstanding under equity plans previously adopted by Pinnacle Financial's board of directors and shareholders. No new awards may be granted under plans other than the 2014 Plan, or in the case of associates that were former associates of BNC or its subsidiaries, the BNC Plan.

Total shares available for issuance under the 2014 Plan were approximately 672,000 shares as of December 31, 2017, inclusive of shares returned to plan reserves during the year ended December 31, 2017. The 2014 Plan also permits Pinnacle Financial to issue additional awards to the extent that currently outstanding awards are subsequently forfeited, settled in cash, transferred to Pinnacle Financial in satisfaction of withholding tax obligations on vested awards or expired unexercised and returned to the 2014 Plan. Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 of stock options under the CapitalMark Plan. No further shares remain available for issuance under the CapitalMark Option Plan. There were approximately 29,000 shares available for issuance under the BNC Plan as of December 31, 2017. No options were assumed upon the acquisition of Magna, Avenue or BNC as all preexisting Magna, Avenue and BNC stock options were converted to cash upon acquisition.

Common Stock Options and Stock Appreciation Rights

As of December 31, 2017, of the 274,586 stock options outstanding, approximately 113,061 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while approximately 161,525 options would be deemed non-qualified stock options and thus not subject to favorable tax treatment to the option holder. Favorable treatment generally refers to the recipient of the award not having to report ordinary income at the date of exercise. All stock options granted under the Pinnacle Financial equity incentive plans vested in equal increments over five years from the date of grant, are fully vested as of December 31, 2017 and are exercisable over a period of ten years from the date of grant.  All stock options granted under the CapitalMark Plan were fully vested at the date of the CapitalMark merger.

A summary of stock option and stock appreciation right activity within the equity incentive plans during each of the years in the three-year period ended December 31, 2017 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000's)
Outstanding at December 31, 2014	698,488	$26.89
Options acquired upon acquisition of CapitalMark	858,148	17.62
Granted	—	—
Stock options exercised	(303,754)	24.09
Stock appreciation rights exercised (2)	(1,276)	15.60
Forfeited	(5)	23.88
Outstanding at December 31, 2015	1,251,601	$21.23
Granted	—	—
Stock options exercised	(698,673)	21.63
Stock appreciation rights exercised (2)	(2,435)	15.60
Forfeited	(3)	29.50
Outstanding at December 31, 2016	550,490	$20.75
Granted	—	—
Stock options exercised (3)	(275,904)	20.09
Forfeited	—	—
Outstanding at December 31, 2017	274,586	$21.40	3.06	$12,329
Options exercisable at December 31, 2017	274,586	$21.40	3.06	$12,329

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial Common Stock of $66.30 per common share at December 31, 2017 for the 274,586 options that were in-the-money at December 31, 2017.

(2)
The 1,276 stock appreciation rights exercised during 2015 settled in 559 shares of Pinnacle Financial Common Stock. The 2,435 stock appreciation rights exercised during 2016 settled in 1,137 shares of Pinnacle Financial Common Stock.

(3)	Includes 750 stock options which were exercised in a stock swap transaction which settled in 277 shares of Pinnacle Financial common stock.

During each of the years in the three-year period ended December 31, 2017, the aggregate intrinsic value of stock options and stock appreciation rights exercised under Pinnacle Financial's equity incentive plans was $12.3 million, $21.7 million and $7.6 million, respectively, determined as of the date of option exercise.

There have been no options granted by Pinnacle Financial since 2008. All stock option awards granted by Pinnacle Financial were fully vested during 2013. Stock options granted under the CapitalMark Plan were fully vested at the time of acquisition. As such, there was no impact on the results of operations for stock-based compensation related to stock options for the three-year period ended December 31, 2017.

Restricted Shares

Additionally, the 2014 Plan and the BNC Plan provide for the granting of restricted share awards and other performance or market-based awards.  There were no market-based awards or stock appreciation rights outstanding as of December 31, 2017 under the 2014 Plan or the BNC Plan. During the three-year period ended December 31, 2017, Pinnacle Financial awarded 261,942, 177,664 and 231,504 shares of restricted stock to certain Pinnacle Financial associates and outside directors.

A summary of activity for unvested restricted share awards for the years ended December 31, 2017, 2016, and 2015 follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2014	849,198	$24.26
Shares awarded	231,504	45.71
Conversion of previously granted restricted share units to restricted share awards	43,711	34.50
Restrictions lapsed and shares released to associates/directors	(240,102)	23.00
Shares forfeited	(17,997)	30.01
Unvested at December 31, 2015	866,314	$31.39
Shares awarded	177,664	48.61
Conversion of previously granted restricted share units to restricted share awards	43,694	46.37
Restrictions lapsed and shares released to associates/directors	(245,873)	28.39
Shares forfeited	(21,260)	39.88
Unvested at December 31, 2016	820,539	$36.47
Shares awarded	261,942	67.14
Conversion of previously granted restricted share units to restricted share awards	43,680	69.40
Shares assumed in connection with acquisition of BNC	136,890	67.25
Restrictions lapsed and shares released to associates/directors	(292,896)	37.59
Shares forfeited	(34,020)	54.71
Unvested at December 31, 2017	936,135	$50.08

Pinnacle Financial grants restricted share awards to associates (including members of executive management) and outside directors with a combination of time and, in the case of executive management, performance vesting criteria. The following tables outline restricted stock grants that were made by grant year, grouped by similar vesting criteria, during the three year period ended December 31, 2017. The table below reflects the life-to-date activity for these awards:

Grant Year	Group (1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Withheld for taxes by participants	Shares Forfeited by participants (9)	Shares Unvested
Time Based Awards
2015	Associates (2)	5	190,528	53,574	19,405	19,136	98,413
2015	Leadership team (3)	5	16,605	2,530	788	—	13,287
2016	Associates (2)	5	143,273	19,490	7,316	15,126	101,341
2017	Associates (2)	3 - 5	248,265	388	198	14,085	233,594
2017	Associates (2) (4)	3 - 5	136,890	40,317	—	—	96,573
Performance Based Awards
2015	Leadership team (5)	5	43,711	—	—	—	43,711
2015	Leadership team (6)	3	11,302	2,679	1,086	—	7,537
2016	Leadership team (5)	3	43,694	—	—	—	43,694
2016	Leadership team (7)	3	15,468	—	—	—	15,468
2017	Leadership team (5)	3	43,680	—	—	—	43,680
Outside Director Awards (8)
2015	Outside directors	1	13,069	11,298	1,771	—	—
2016	Outside directors	1	18,923	15,471	2,266	1,186	—
2017	Outside directors	1	13,677	2,376	796	—	10,505

(1)
Groups include employees (referred to as associates above), the leadership team which includes our named executive officers and other key senior leadership members, and outside directors. When the restricted shares are awarded, a participant receives voting rights and forfeitable dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed.  Once the restrictions lapse, the participant is taxed on the value of the award and may elect to sell some shares (or have Pinnacle Financial withhold some shares) to pay the applicable income taxes associated with the vested portion of the award. For time-based vesting restricted share awards, dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle

Financial at the time of termination. For performance-based vesting awards, dividends are placed into escrow until the forfeiture restrictions on such shares lapse.

(2)	The forfeiture restrictions on these restricted share awards lapse in equal annual installments on the anniversary date of the grant.

(3)
These shares were awarded to individuals joining the leadership team upon acquisition of Magna. The forfeiture restrictions on these restricted share awards lapse in equal installments on the anniversary date of the grant.

(4)	Restricted share awards issued to associates that were former associates of BNC in connection with the acquisition of BNC.

(5)
Reflects settlement of restricted share units issued in prior years in restricted share awards. The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain soundness targets over each year of the subsequent vesting period. Half of the awards include a four-year vesting period while the remainder include a three-year vesting period.

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

(9)
These shares represent forfeitures resulting from recipients whose employment or board membership terminated during the year ended December 31, 2017. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Compensation expense associated with the performance-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each traunche is amortized separately.  Compensation expense associated with the time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award.

Restricted Share Units

The following table details the restricted share unit awards outstanding at December 31, 2017:

	Units Awarded		Applicable Performance Periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Shares settled into RSAs as of period end (2)
Grant year	Named Executive Officers (NEOs) (1)	Leadership Team other than NEOs
2017	72,537-109,339	24,916	2017	2	3	N/A
			2018	2	2	N/A
			2019	2	1	N/A

2016	73,474-110,223	26,683	2016	2	3	N/A
			2017	2	2	N/A
			2018	2	1	N/A

2015	58,200-101,850	28,378	2015	2	3	N/A
			2016	2	2	N/A
			2017	2	1	N/A

2014 (3)	58,404-102,209	29,087	2014	5	N/A	21,856
			2014	4	N/A	21,856
			2015	4	N/A	21,847
			2015	3	N/A	21,847
			2016	3	N/A	21,840
			2016	2	N/A	21,840

(1)	The named executive officers are awarded a range of awards that may be earned based on attainment of goals at a target level of performance to the maximum level of performance.

(2)	Performance-based vesting restricted stock unit awards granted in 2017, 2016 and 2015 if earned will be settled in shares of Pinnacle Financial Common Stock.

(3)
Restrictions on half of the shares issued as restricted share awards in settlement of units will lapse commensurate with the filing of the Form 10-K for the year ended December 31, 2018 and 2019, respectively, and are reflected as restricted stock awards in the year in which the shares are issued in settlement of the units.

A summary of stock compensation expense, net of the impact of income taxes, related to restricted share awards and restricted share units for the three-year period ended December 31, 2017, follows (in thousands except per share data):

	2017	2016	2015

Restricted stock expense	$19,538	$10,971	$6,033
Income tax benefit	7,665	4,306	2,368
Restricted stock expense, net of income tax benefit	$11,873	$6,665	$3,665

As of the December 31, 2017, the total compensation cost related to unvested restricted share awards and restricted share units not yet recognized was $30.9 million. This expense is expected to be recognized over a weighted-average period of 2.98 years.

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

A summary of Pinnacle Financial's interest rate swaps to facilitate customer transactions as of December 31, 2017 and December 31, 2016 is included in the following table (in thousands):

	December 31, 2017		December 31, 2016
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$748,625	$13,771	$666,572	$16,004
Pay variable / receive fixed swaps	748,625	(13,866)	666,572	(16,138)
Total	$1,497,250	$(95)	$1,333,144	$(134)

Hedge derivatives

Pinnacle Financial has forward cash flow hedge relationships to manage future interest rate exposure.  The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and protects Pinnacle Financial from floating interest rate variability. A summary of Pinnacle Financial's cash flow hedge relationships as of December 31, 2017 and 2016 are as follows (in thousands):

					December 31, 2017		December 31, 2016
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term(1)	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Loss in Accumulated Other Comprehensive Income
Interest Rate Swap	$33,000	3 month LIBOR	2.265%	April 2016 - April 2020	(146)	(89)	(727)	(442)
Interest Rate Swap	33,000	3 month LIBOR	2.646%	April 2016 - April 2022	(647)	(393)	(1,304)	(792)
Interest Rate Swap	33,000	3 month LIBOR	2.523%	Oct. 2016 - Oct. 2020	(382)	(232)	(1,081)	(657)
Interest Rate Swap	33,000	3 month LIBOR	2.992%	Oct. 2017 - Oct. 2021	(998)	(606)	(1,200)	(729)
Interest Rate Swap	34,000	3 month LIBOR	3.118%	April 2018 - July 2022	(1,205)	(732)	(1,222)	(743)
Interest Rate Swap	34,000	3 month LIBOR	3.158%	July 2018 - Oct. 2022	(1,205)	(733)	(1,198)	(728)
	$200,000				(4,583)	(2,785)	(6,732)	(4,091)

(1) No cash will be exchanged prior to the beginning of the term.

Pinnacle Financial has interest rate swap agreements designated as cash flow hedges intended to protect against the variability of cash flows on selected LIBOR-based loans. The swaps hedge the interest rate risk, wherein Pinnacle Financial receives a fixed rate of interest from a counterparty and pays a variable rate, based on one month LIBOR. The swaps were entered into with a counterparty that met Pinnacle Financial's credit standards and the agreements contain collateral provisions protecting the at-risk party. The following outlines the interest rate swap agreements in place at December 31, 2017 and December 31, 2016 (in thousands):

					December 31, 2017		December 31, 2016
	Forecasted Notional Amount	Receive Rate	Pay Rate	Term	Asset/ (Liabilities)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income	Asset/ (Liabilities)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income
Interest Rate Swap (1)	$—	2.090%	1 month LIBOR	July 2014 - July 2021	—	—	395	240
Interest Rate Swap (1)	—	2.270%	1 month LIBOR	July 2014 - July 2022	—	—	610	371
Interest Rate Swap (1)	—	2.420%	1 month LIBOR	July 2014 - July 2023	—	—	874	531
Interest Rate Swap (1)	—	2.500%	1 month LIBOR	July 2014 - July 2024	—	—	900	547
Interest Rate Swap (1)	—	1.470%	1 month LIBOR	August 2015 - August 2020	—	—	(75)	(46)
	$—				—	—	2,704	1,643

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

Note 17.  Employment Contracts

Pinnacle Financial has entered into, and subsequently amended employment agreements with four of its senior executives: the President and Chief Executive Officer, the Chairman of the Board, the Chief Administrative Officer and the Chief Financial Officer.  These agreements, as amended, automatically renew each year on January 1 for an additional year unless any of the parties to the agreements gives notice of intent not to renew the agreement prior to November 30th of the preceding year, in which case the agreement terminates 30 days later.  The agreements specify that in certain defined "Terminating Events," Pinnacle Financial will be obligated to pay each of the four senior executives certain amounts, which vary according to the Terminating Event, which is based on their annual salaries and bonuses.  These Terminating Events include termination for disability, cause, without cause and other events.

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

In connection with the Avenue Merger, Pinnacle Financial entered into an employment agreement with its Vice Chairman. This agreement is on similar terms as the employment agreements with the four senior executives described above, except that it provides for a fixed three-year term and does not automatically renew.

In connection with the BNC Merger, Pinnacle Financial entered into an employment agreement with its Chairman of the Carolinas and Virginia. This agreement is on similar terms as the other employment agreements, except that it provides for an initial fixed three-year term and automatic renewal occurs following the initial term in the same manner as the employment agreements of the four senior executives described above. This agreement also provides for the payment of certain deferred benefits under his prior employment agreement with BNC upon termination of his employment with Pinnacle Financial.

Note 18.  Related Party Transactions

A local public relations company, of which one of Pinnacle Financial's former directors is a principal, has provided various services for Pinnacle Financial. This director's term ended during the year ended December 31, 2016 and therefore the relationship was no longer considered to be a related party transaction. During the year ended December 31, 2015 Pinnacle Financial incurred no expenses relating to services rendered by this public relations company. During the year ended December 31, 2016, $20,000 in expenses were incurred relating to services rendered by this public relations company. During the year ended December 31, 2017, no expenses were incurred relating to services rendered by this public relations company.

Also see Note 6 - "Loans and Allowance for Loan Losses", concerning loans and other extensions of credit to certain directors, officers, and their related entities and individuals and Note 14 – "Salary Deferral Plans" regarding supplemental retirement agreement obligations to certain directors who were formerly directors of acquired banks.

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

Other investments – Included in other assets are other investments recorded at fair value primarily in certain nonpublic entities and funds. The valuation of these nonpublic investments requires management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy as these entities and funds are not widely traded and the underlying investments are often privately-held and/or start-up companies for which market values are not readily available.

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

The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2017 and 2016, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

December 31, 2017	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Investment securities available-for-sale:
U.S. treasury securities	$30,445	$—	$30,445	$—
U.S. government agency securities	180,801	—	180,801	—
Mortgage-backed securities	1,263,819	—	1,263,819	—
State and municipal securities	784,612	—	767,583	17,029
Asset- backed securities	173,292	—	173,292	—
Corporate notes and other	82,314	—	82,314	—
Total investment securities available-for-sale	2,515,283	—	2,498,254	17,029
Other investments	28,874	—	—	28,874
Other assets	11,812	—	11,812	—
Total assets at fair value	$2,555,969	$—	$2,510,066	$45,903

Other liabilities	$13,886	$—	$13,886	$—
Total liabilities at fair value	$13,886	$—	$13,886	$—

December 31, 2016
Investment securities available-for-sale:
U.S. treasury securities	$250	$—	$250	$—
U.S. government agency securities	$21,769	$—	$21,769	$—
Mortgage-backed securities	976,626	—	976,626	—
State and municipal securities	212,720	—	212,720	—
Asset- backed securities	78,580	—	78,580	—
Corporate notes and other	8,601	—	8,601	—
Total investment securities available-for-sale	1,298,546	—	1,298,546	—
Other investments	10,478	—	—	10,478
Other assets	13,340	—	13,340	—
Total assets at fair value	$1,322,364	$—	$1,311,886	$10,478

Other liabilities	$15,758	$—	$15,758	$—
Total liabilities at fair value	$15,758	$—	$15,758	$—

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016 (in thousands):

December 31, 2017	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total gains (losses) for the period ended
Other real estate owned	$27,831	$—	$—	$27,831	$203
Nonaccrual loans, net (1)	55,138	—	—	55,138	(722)
Total	$82,969	$—	$—	$82,969	$(519)

December 31, 2016
Other real estate owned	$6,090	$—	$—	$6,090	$(135)
Nonaccrual loans, net (1)	26,506	—	—	26,506	(7,173)
Total	$32,596	$—	$—	$32,596	$(7,308)

(1)	Amount is net of a valuation allowance of $2.3 million and $1.1 million at December 31, 2017 and 2016, respectively, as required by ASC 310-10, "Receivables."

In the case of investment securities, Pinnacle Financial monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the year ended December 31, 2017, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2017 for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

		For the year ended December 31,
	2017			2016
	Available-for-sale Securities	Other assets	Other liabilities	Available-for-sale Securities	Other assets	Other liabilities
Fair value, Jan. 1	$—	$10,478	$—	$—	$9,764	$—
Total net realized losses included in income	66	605	—	—	131	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at Dec. 31	709	—	—	—	—	—
Acquired	16,254	17,062	—	—	—	—
Purchases	—	2,330	—	—	1,639	—
Issuances	—	—	—	—	—	—
Settlements	—	(1,601)	—	—	(1,056)	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value, Dec. 31	$17,029	$28,874	$—	$—	$10,478	$—
Total realized losses included in income related to financial assets and liabilities still on the consolidated balance sheet at Dec. 31	$66	$605	$—	$—	$131	$—

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2017 and 2016, respectively. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at December 31, 2017 and 2016.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

December 31, 2017	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$20,762	$20,830	$—	$20,830	$—
Loans, net	15,565,876	15,252,953	—	—	15,252,953
Mortgage loans held-for-sale	103,729	104,986	—	104,986	—
Commercial loans held-for-sale	25,456	25,761	—	25,761	—

Financial liabilities:
Deposits and securities sold under agreements to repurchase	16,586,964	16,516,342	—	—	16,516,342
Federal Home Loan Bank advances	1,319,909	1,313,311	—	—	1,313,311
Subordinated debt and other borrowings	465,505	445,098	—	—	445,098

Off-balance sheet instruments:
Commitments to extend credit (2)	5,788,425	2,264	—	—	2,264
Standby letters of credit (3)	143,684	800	—	—	800

December 31, 2017	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2016
Financial assets:
Securities held-to-maturity	$25,251	$25,233	$—	$25,233	$—
Loans, net	8,390,944	8,178,982	—	—	8,178,982
Mortgage loans held-for-sale	47,710	47,892	—	47,892	—
Commercial loans held-for-sale	22,588	22,674	—	22,674	—

Financial liabilities:
Deposits and securities sold under agreements to repurchase	8,845,014	8,579,664	—	—	8,579,664
Federal Home Loan Bank advances	406,304	406,491	—	—	406,491
Subordinated debt and other borrowings	350,768	328,049	—	—	328,049

Off-balance sheet instruments:
Commitments to extend credit (2)	3,374,269	383	—	—	383
Standby letters of credit (3)	131,418	740	—	—	740

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each period, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments. In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio. Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at both December 31, 2017 and 2016, respectively, Pinnacle Financial included in other liabilities $2.3 million and $383,000 representing the inherent risks associated with these off-balance sheet commitments.

(3)
At December 31, 2017 and 2016, the fair value of Pinnacle Financial's standby letters of credit totaled $800,000 and $740,000, respectively. This amount represents the unamortized fee associated with these standby letters of credit, which were priced at market when issued, and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value.  This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 20.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary and disclosures surrounding those VIE's which have not been consolidated. The consolidation methodology provided in this footnote as of December 31, 2017 and 2016 has been prepared in accordance with ASC 810.

Non-consolidated Variable Interest Entities

At December 31, 2017, Pinnacle Financial did not have any consolidated VIEs to disclose but did have the following non-consolidated VIEs: low income housing partnerships, trust preferred issuances, troubled debt restructuring commercial loans, and managed discretionary trusts.

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

Pinnacle Financial (or companies it has acquired) has previously issued subordinated debt totaling $133.0 million to certain statutory trusts which are considered VIEs because Pinnacle Financial's capital contributions to these trusts are not considered "at risk" in evaluating whether the holders of the equity investments at risk in the trusts have the power through voting rights or similar rights to direct the activities that most significantly impact the entities' economic performance. These trusts were not consolidated by Pinnacle Financial because the holders of the securities issued by the trusts absorb a majority of expected losses and residual returns.

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

The following table summarizes VIE's that are not consolidated by Pinnacle Financial as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017		December 31, 2016
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Classification
Low Income Housing Partnerships	$23,912	$—	$24,150	$—	Other Assets
Trust Preferred Issuances	N/A	132,995	N/A	82,476	Subordinated Debt
Commercial Troubled Debt Restructurings	3,760	—	11,572	—	Loans
Managed Discretionary Trusts	N/A	N/A	N/A	N/A	N/A

Note 21.  Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years.  During the year ended December 31, 2017, Pinnacle Bank paid $63.1 million in dividends to Pinnacle Financial. As of December 31, 2017, Pinnacle Bank could pay approximately $305.1 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Pinnacle Financial initiated payment of a quarterly dividend of $0.08 per share of common stock in the fourth quarter of 2013 and has since increased the dividend to $0.12 beginning in the first quarter of 2015 and to $0.14 beginning in the first quarter of 2016. The amount and timing of all future dividend payments, if any, is subject to the discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for Pinnacle Financial on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The Basel III rules, also establish a capital conservation buffer of 2.5% (to be phased in over three years) above the regulatory minimum risk-based capital ratios. The phase-in of the capital conservation buffer requirement commenced in January 2016 at 0.625% of risk-weighted assets and increases each year by a like percentage until fully implemented in January 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes, as of December 31, 2017, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total capital to risk weighted assets:
Pinnacle Financial	$2,266,161	12.0%	$1,509,496	8.0%	N/A	N/A
Pinnacle Bank	$2,134,344	11.3%	$1,504,765	8.0%	$1,880,956	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$1,725,323	9.1%	$1,132,122	6.0%	N/A	N/A
Pinnacle Bank	$1,936,313	10.3%	$1,128,574	6.0%	$1,504,765	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$1,725,219	9.1%	$849,092	4.5%	N/A	N/A
Pinnacle Bank	$1,936,209	10.3%	$846,430	4.5%	$1,222,621	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$1,725,323	8.6%	$797,861	4.0%	N/A	N/A
Pinnacle Bank	$1,936,313	9.7%	$796,235	4.0%	$995,294	5.0%

December 31, 2016
Total capital to risk weighted assets:
Pinnacle Financial	$1,211,105	11.9%	$816,857	8.0%	N/A	N/A
Pinnacle Bank	$1,136,782	11.2%	$814,254	8.0%	$1,017,817	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$882,654	8.6%	$612,643	6.0%	N/A	N/A
Pinnacle Bank	$949,193	9.3%	$610,690	6.0%	$814,254	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$802,532	7.9%	$459,482	4.5%	N/A	N/A
Pinnacle Bank	$949,070	9.3%	$458,018	4.5%	$661,581	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$882,654	8.6%	$412,902	4.0%	N/A	N/A
Pinnacle Bank	$949,193	9.2%	$412,124	4.0%	$515,155	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

Following the Merger with BNC, Pinnacle Financial's total assets exceeded $15.0 billion as a result of the acquisition of BNC, which caused the subordinated debentures Pinnacle Financial and BNC previously issued in connection with the trust preferred securities of their affiliates to cease to qualify as Tier 1 capital under applicable banking regulations. Though these securities no longer qualify as Tier 1 capital, Pinnacle Financial believes these subordinated debentures continue to qualify as Tier 2 capital.

Note 22.  Parent Company Only Financial Information

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2017 and 2016 and for each of the years in the three-year period ended December 31, 2017 (in thousands):
CONDENSED BALANCE SHEETS

	2017	2016
Assets:
Cash and cash equivalents	$64,851	$36,984
Investments in bank	3,855,483	1,579,728
Investments in consolidated subsidiaries	6,025	5,484
Investment in unconsolidated subsidiaries:
Statutory Trusts	3,995	2,476
Other investments	69,256	61,374
Current income tax receivable	20,017	6,831
Other assets	29,524	29,182
	$4,049,151	$1,722,059
Liabilities and stockholders' equity:
Income taxes payable to subsidiaries	24	—
Subordinated debt and other borrowings	337,818	223,337
Other liabilities	3,357	2,026
Stockholders' equity	3,707,952	1,496,696
	$4,049,151	$1,722,059

CONDENSED STATEMENTS OF OPERATIONS

	2017	2016	2015
Revenues:
Income from bank subsidiaries	$63,100	27,663	19,038
Income from nonbank subsidiaries	297	5,198	210
Income from equity method investment	10,126	7,663	—
Other income (loss)	380	21	(132)
Expenses:
Interest expense	9,856	1,997	220
Personnel expense, including stock compensation	16,629	10,971	7,342
Other expense	8,076	3,653	2,889
Income before income taxes and equity in undistributed income of subsidiaries	39,342	23,924	8,665
Income tax benefit	(12,748)	(3,428)	(4,119)
Income before equity in undistributed income of subsidiaries	52,090	27,352	12,784
Equity in undistributed income of bank subsidiaries	121,341	104,318	81,536
Equity in undistributed income (loss) of nonbank subsidiaries	548	(4,445)	1,189
Net income	$173,979	$127,225	$95,509

CONDENSED STATEMENTS OF CASH FLOWS

	2017	2016	2015
Operating activities:
Net income	$173,979	$127,225	$95,509
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and accretion	290	543	—
Stock-based compensation expense	19,538	10,971	7,342
Increase in income tax payable, net	24	(12)	(10,870)
Deferred tax expense	5,919	1,025	(394)
Income from equity method investments, net	(10,368)	(8,350)	—
Excess tax benefit from stock compensation	(5,365)	(4,604)	(4,116)
Loss (gain) on other investments	(350)	497	132
Decrease in other assets	(3,989)	2,636	1,194
Increase in other liabilities	(9,194)	3,157	3,771
Equity in undistributed income of bank subsidiaries	(121,341)	(104,318)	(81,530)
Equity in undistributed income of nonbank subsidiaries	(548)	4,445	(1,189)
Net cash provided by operating activities	48,595	33,215	9,849
Investing activities:
Investment in consolidated banking subsidiaries	(182,288)	(118,878)	—
Increase in equity method investment	—	(11,400)	—
Dividends received from equity method investment	5,655	3,255	—
Increase in other investments	(815)	(710)	(335)
Net cash used in investing activities	(177,448)	(127,733)	(335)
Financing activities:
Net (decrease) increase in subordinated debt and other borrowings	(60)	118,294	(13,682)
Proceeds from common stock issuance	192,194	—	—
Exercise of common stock options and stock appreciation rights, net of repurchase of restricted shares	493	11,589	3,603
Excess tax benefit from stock compensation	—	4,604	4,116
Common dividends paid	(35,907)	(24,725)	(18,307)
Net cash provided by (used in) financing activities	156,720	109,762	(24,270)
Net increase (decrease) in cash	27,867	15,244	(14,756)
Cash and cash equivalents, beginning of year	36,984	21,740	36,496
Cash and cash equivalents, end of year	$64,851	$36,984	$21,740

Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial under Tennessee banking laws. Pinnacle Bank paid dividends of $63.1 million, $27.7 million and $19.0 million, respectively to Pinnacle Financial in each of the years ended December 31, 2017, 2016 and 2015.

Note 23.  Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2017 follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Interest income	$102,143	$123,743	$202,167	$208,085
Net interest income	88,767	106,627	173,182	174,731
Provision for loan losses	3,651	6,812	6,920	6,281
Net income before taxes	53,444	63,074	99,503	81,965
Net income	39,653	43,086	64,442	26,798
Basic net income per share	$0.83	$0.81	$0.84	$0.35
Diluted net income per share	$0.82	$0.80	$0.83	$0.35

2016
Interest income	$80,974	$83,762	$97,380	$101,493
Net interest income	73,902	75,044	86,635	89,413
Provision for loan losses	3,894	5,280	6,108	3,046
Net income before taxes	41,800	46,546	48,693	54,345
Net income	27,964	30,787	32,377	36,097
Basic net income per share	$0.70	$0.75	$0.71	$0.79
Diluted net income per share	$0.68	$0.73	$0.71	$0.78

2015
Interest income	$54,679	$55,503	$67,192	$77,797
Net interest income	51,269	51,831	62,059	71,475
Provision for loan losses	315	1,186	2,228	5,459
Net income before taxes	32,617	33,917	36,134	40,432
Net income	21,843	22,665	24,149	26,854
Basic net income per share	$0.62	$0.65	$0.64	$0.67
Diluted net income per share	$0.62	$0.64	$0.62	$0.65

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information required by this item will be included under the heading "Independent Registered Public Accounting Firm" in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2018.

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

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2018 under the headings "Corporate Governance-Code of Conduct," "Proposal #1 Election of Directors-Audit Committee," "Proposal #1 Election of Directors," "Executive Management," and "Section 16A Beneficial Ownership Reporting Compliance" and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2018 under the headings "Proposal #1 Election of the Directors-Director Compensation" and "Executive Compensation" and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this Item regarding security ownership of certain beneficial owners and management will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2018 under the heading, "Security Ownership of Certain Beneficial Owners and Management and the response to this item regarding Pinnacle Financial's equity compensation plans at December 31, 2017 will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders under the heading "Proposal #5 Approval of the Company's 2018 Omnibus Equity Incentive Plan," and, in each case, are incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2018 under the headings, "Certain Relationships and Related Transactions," and "Corporate Governance-Director Independence" and are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2018 under the heading, "Independent Registered Public Accounting Firm" and are incorporated herein by reference.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

Exhibit No.	Description
2.1†
Agreement and Plan of Merger by and between Pinnacle Financial Partners, Inc., Pinnacle Bank and CapitalMark Bank & Trust, dated as of April 7, 2015, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 8, 2015.

2.2†
Agreement and Plan of Merger by and between Pinnacle Financial Partners, Inc., Pinnacle Bank and Magna Bank, dated as of April 28, 2015, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 29, 2015.

2.3†
Agreement and Plan of Merger by and between Pinnacle Financial Partners, Inc. and Avenue Financial Holdings, Inc., dated as of January 28, 2016, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 29, 2016.

2.4†
Agreement and Plan of Merger by and among Pinnacle Financial Partners, Inc., BNC Bancorp and Blue Merger Sub, Inc., dated as of January 22, 2017, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017.

3.1	Amended and Restated Charter, as amended (restated for SEC filing purposes only), incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2015.
3.2
Second Amended and Restated Bylaws of Pinnacle Financial Partners, Inc., effective as of October 17, 2017, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017.

4.1.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on July 12, 2000.
4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock.
4.2	Form of 4.875% Fixed-to-Floating Rate Subordinated Note due July 30, 2025, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2015.
4.3
Form of Certificate for Avenue Financial Holdings, Inc. Fixed/Floating Rate Subordinated Note due December 29, 2024, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016.

4.4	Form of 5.25% Fixed-to-Floating Rate Subordinated Note due November 16, 2026, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 18, 2016.
4.5
Form of Subordinated Indenture, dated as of September 30, 2014, between BNC Bancorp and Wilmington Trust, National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to BNC Bancorp’s Current Report on Form 8-K filed on September 26, 2014.

4.6
Form of First Supplemental Indenture, dated as of September 30, 2014, between BNC Bancorp and Wilmington Trust, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to BNC Bancorp’s Current Report on Form 8-K filed on September 26, 2014.

4.7
BNC Bancorp Second Supplemental Indenture, dated as of June 16, 2017, between Pinnacle Financial Partners, Inc. and Wilmington Trust, National Association, as Trustee, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.

4.8
Form of Global Note to represent 5.5% Subordinated Notes, due October 1, 2024, of BNC Bancorp, incorporated herein by reference to Exhibit 4.3 to BNC Bancorp’s Current Report on Form 8-K filed on September 26, 2014.

4.9
Pinnacle Financial is a party to certain agreements entered into in connection with the offering or assumption of its subordinated debentures and certain of its subordinated indebtedness, in each case as more fully described in this Annual Report on Form 10-K. In accordance with Item 601(b)(4)(iii) of Regulation S-K and because no issuance of any such indebtedness is in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with such indebtedness herewith. Pinnacle Financial has, however, agreed to furnish copies of the various documents and agreements associated with such indebtedness to the Securities and Exchange Commission upon request.

10.1#
Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner, dated as of January 1, 2008, incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 7, 2008.

10.2#
Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr., dated as of January 1, 2008, incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 7, 2008.

10.3#
Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener, dated as of January 1, 2008, incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 7, 2008.

Exhibit No.	Description
10.4#
Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter, dated as of January 1, 2008, incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 7, 2008.

10.5#	Form of Named Executive Officers 2012 Restricted Stock Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2012.
10.6#
Pinnacle Financial Partners, Inc. Amended and Restated 2004 Equity Incentive Plan, effective as of April 20, 2004, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2012.

10.7#
Change of Control Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Joseph Harvey White, dated as of September 4, 2012, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2012.

10.8#	Form of Named Executive Officers 2013 Restricted Stock Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2013.
10.9#
Amendment No. 1 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner, dated November 20, 2012, incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 22, 2013.

10.10#
Amendment No. 1 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr., dated November 20, 2012, incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 22, 2013.

10.11#
Amendment No. 1 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener, dated November 20, 2012, incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 22, 2013.

10.12#
Amendment No. 1 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter, dated November 20, 2012, incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 22, 2013.

10.13#
Amendment No. 1 to Change of Control Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Joseph Harvey White, dated November 20, 2012, incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 22, 2013.

10.14#	Form of Named Executive Officers 2014 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2014.
10.15#
Amendment No. 2 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner, incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014.

10.16#
Amendment No. 2 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr., incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014.

10.17#
Amendment No. 2 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Hugh M. Queener, incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014.

10.18#
Amendment No. 2 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter, incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014.

10.19#
Amendment No. 1 to Pinnacle Financial Partners, Inc. 2004 Amended and Restated Equity Incentive Plan, incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014.

10.20#
Second Amended and Restated Mid-America Bancshares, Inc. 2006 Omnibus Equity Incentive Plan, incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014.

10.21#
Form of Directors’ 2014 Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014.

Exhibit No.	Description
10.22#
Pinnacle Financial Partners, Inc. 2014 Equity Incentive Plan, effective as of April 15, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2014.

10.23#	Form of Named Executive Officers 2015 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2015.
10.24#
CapitalMark Bank & Trust Amended and Restated Stock Option Plan, effective as of July 31, 2015, incorporated herein by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 filed August 10, 2015.

10.25
Loan Agreement by and between Pinnacle Financial Partners, Inc., as Borrower, and U.S. Bank National Association, as Lender, dated as of March 29, 2016, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2016.

10.26#
Employment Agreement, effective as of July 1, 2016, by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Ronald L. Samuels, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016.

10.27#	Form of Pinnacle Financial Partners, Inc. 2016 Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2016.
10.28#
Supplemental Executive Retirement Plan Agreement between Avenue Bank and Ronald Samuels, dated October 26, 2007, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2016.

10.29#	Pinnacle Financial Partners, Inc. 2017 Annual Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017.
10.30
First Amendment to Loan Agreement by and between Pinnacle Financial Partners, Inc., as Borrower, and U.S. Bank National Association, as Lender, dated as of March 27, 2017, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 5, 2017.

10.31
Second Amendment to Loan Agreement by and between Pinnacle Financial Partners, Inc., as Borrower, and U.S. Bank National Association, as lender, dated as of April 26, 2017, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 5, 2017.

10.32#
Employment Agreement, effective as of June 16, 2017, by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Richard D. Callicutt II, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2017.

10.34#
Salary Continuation Agreement dated as of December 12, 2016, between Richard D. Callicutt II and Bank of North Carolina, incorporated herein by reference to Exhibit 10.1 to BNC Bancorp’s Current Report on Form 8-K filed on December 16, 2017.

10.34#	BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 16, 2017.
10.35#
Form of Pinnacle Financial Partners, Inc. Named Executive Officer Performance Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 26, 2018.

10.36#	Pinnacle Financial Partners, Inc. 2018 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 26, 2018.
16.1	Letter to the Securities and Exchange Commission from KPMG LLP, incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed March 3, 2016.
21.1*	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1*	Consent of Crowe Horwath LLP
23.2*	Consent of KPMG LLP
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Documents
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

†
As directed by Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#    Management contract or compensatory plan or arrangement.
*    Filed herewith.
**    Furnished herewith.
(c)  Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC

	By:	/s/ M. Terry Turner
M. Terry Turner
Date: February 28, 2018		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 28, 2018
Robert A. McCabe, Jr.

/s/ M. Terry Turner	Director, President and Chief Executive Officer	February 28, 2018
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 28, 2018
Harold R. Carpenter	(Principal Financial and Accounting Officer)

/s/ Ronald L. Samuels	Vice Chairman of the Board	February 28, 2018
Ronald L. Samuels

/s/ Richard D. Callicutt	Director, Chairman of the Carolinas and Virginia	February 28, 2018
Richard D. Callicutt

/s/ Abney S. Boxley	Director	February 28, 2018
Abney S. Boxley

/s/ Charles E. Brock	Director	February 28, 2018
Charles E. Brock

/s/ Renda J. Burkhart	Director	February 28, 2018
Renda J. Burkhart

/s/ Gregory L. Burns	Director	February 28, 2018
Gregory L. Burns

/s/ Marty G. Dickens	Director	February 28, 2018
Marty G. Dickens

/s/ Thomas C. Farnsworth, III	Director	February 28, 2018
Thomas C. Farnsworth, III

/s/ Joseph Galante	Director	February 28, 2018
Joseph Galante

/s/ Glenda Baskin Glover	Director	February 28, 2018
Glenda Baskin Glover

/s/ David B. Ingram	Director	February 28, 2018
David B. Ingram

/s/ Ed C. Loughry, Jr.	Director	February 28, 2018
Ed C. Loughry, Jr.

/s/ Gary Scott	Director	February 28, 2018
Gary Scott

/s/ Thomas R. Sloan	Director	February 28, 2018
Thomas R. Sloan

/s/ Reese L. Smith, III	Director	February 28, 2018
Reese L. Smith, III

/s/ G. Kennedy Thompson	Director	February 28, 2018
G. Kennedy Thompson