Form 10-Q
period 2018-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2018-05-07
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 1, 2018 there were 77,868,340 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2018

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "expect," "anticipate," "intend," "plan," "believe," "aim","seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:  (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial, or entities in which it has significant investments, like Bankers Healthcare Group, LLC ("BHG"), to maintain the historical growth rate of its, or such entities', loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) the impact of competition with other financial institutions, including pricing pressures (including those resulting from the Tax Cuts and Jobs Act) and the resulting impact on Pinnacle Financial’s results, including as a result of compression to net interest margin; (vii) greater than anticipated adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina and Virginia,  particularly in commercial and residential real estate markets; (viii) fluctuations or unanticipated changes in interest rates on loans or deposits or that affect the yield curve; (ix) the results of regulatory examinations; (x) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits; (xi) a merger or acquisition; (xii) risks of expansion into new geographic or product markets; (xiii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment resulting from the Tax Cuts and Jobs Act) or otherwise to attract customers from other financial institutions; (xv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Financial's level of applicable commercial real estate loans continues to exceed percentage levels of total capital in guidelines recommended by its regulators; (xvii) risks associated with litigation, including the applicability of insurance coverage; (xviii) the risk of successful integration of the businesses Pinnacle Financial has recently acquired with its business; (xix) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xx) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Financial contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxi) the possibility of increased compliance costs as a result of increased regulatory oversight, including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients;  (xxii) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company if not prohibited from doing so by the terms of our agreement with them; (xxii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxiv) the risk that the cost savings and any revenue synergies expected from Pinnacle Financial's merger with BNC may not be realized or take longer than anticipated to be realized; (xxv) disruption from Pinnacle Financial's merger with BNC with customers, suppliers, employee or other business partners relationships; (xxvi) the risk of successful integration of Pinnacle Financial's and BNC's businesses; (xxvii) reputational risk and the reaction of the parties' customers, suppliers, employees or other business partners to Pinnacle Financial's merger with BNC; (xxviii) the risk that the integration of Pinnacle Financial's and BNC's operations will be more costly or difficult than expected; (xxix) inability to grow our commercial and industrial loan portfolio at rates necessary to cause our levels of non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total capital to fall below levels included in guidelines recommended by our regulators; (xxx) the availability and access to capital; (xxxi) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions; and (xxxii) general competitive, economic, political and market conditions. Additional factors which could affect the forward looking statements can be found in Pinnacle Financial's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the Securities and Exchange Commission ("SEC") and available on the SEC's website at http://www.sec.gov. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31, 2018	December 31, 2017
ASSETS
Cash and noninterest-bearing due from banks	$128,855	$176,553
Interest-bearing due from banks	238,029	496,911
Federal funds sold and other	1,879	106,133
Cash and cash equivalents	368,763	779,597

Securities available-for-sale, at fair value	2,960,624	2,515,283
Securities held-to-maturity (fair value of $20,603 and $20,830 at March 31, 2018 and December 31, 2017, respectively)	20,677	20,762
Consumer loans held-for-sale	100,231	103,729
Commercial loans held-for-sale	18,625	25,456

Loans	16,326,017	15,633,116
Less allowance for loan losses	(70,204)	(67,240)
Loans, net	16,255,813	15,565,876

Premises and equipment, net	269,439	266,014
Equity method investment	226,704	221,667
Accrued interest receivable	60,918	57,440
Goodwill	1,808,300	1,808,002
Core deposits and other intangible assets	54,012	56,710
Other real estate owned	23,982	27,831
Other assets	767,086	757,333
Total assets	$22,935,174	$22,205,700

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,274,213	$4,381,386
Interest-bearing	3,040,154	2,987,291
Savings and money market accounts	6,615,562	6,548,964
Time	2,572,980	2,534,061
Total deposits	16,502,909	16,451,702
Securities sold under agreements to repurchase	131,863	135,262
Federal Home Loan Bank advances	1,976,881	1,319,909
Subordinated debt and other borrowings	465,550	465,505
Accrued interest payable	13,592	10,480
Other liabilities	95,076	114,890
Total liabilities	19,185,871	18,497,748
Stockholders' equity:
Preferred stock, no par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 90,000 shares authorized; 77,853 and 77,740 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	77,853	77,740
Additional paid-in capital	3,115,990	3,115,304
Retained earnings	591,680	519,144
Accumulated other comprehensive loss, net of taxes	(36,220)	(4,236)
Total stockholders' equity	3,749,303	3,707,952
Total liabilities and stockholders' equity	$22,935,174	$22,205,700
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2018	2017
Interest income:
Loans, including fees	$191,214	$93,218
Securities:
Taxable	11,222	6,433
Tax-exempt	7,285	1,678
Federal funds sold and other	1,807	814
Total interest income	211,528	102,143

Interest expense:
Deposits	23,981	8,119
Securities sold under agreements to repurchase	130	50
Federal Home Loan Bank advances and other borrowings	12,946	5,207
Total interest expense	37,057	13,376
Net interest income	174,471	88,767
Provision for loan losses	6,931	3,651
Net interest income after provision for loan losses	167,540	85,116

Noninterest income:
Service charges on deposit accounts	5,820	3,856
Investment services	5,107	2,822
Insurance sales commissions	3,119	1,859
Gain on mortgage loans sold, net	3,744	4,155
Gain on sale of investment securities, net	30	—
Trust fees	3,117	1,705
Income from equity method investment	9,360	7,823
Other noninterest income	13,886	8,162
Total noninterest income	44,183	30,382

Noninterest expense:
Salaries and employee benefits	63,719	38,352
Equipment and occupancy	17,743	9,675
Other real estate expense (income)	(794)	252
Marketing and other business development	2,247	1,879
Postage and supplies	2,039	1,197
Amortization of intangibles	2,698	1,196
Merger related expense	5,353	672
Other noninterest expense	15,575	8,831
Total noninterest expense	108,580	62,054
Income before income taxes	103,143	53,444
Income tax expense	19,633	13,791
Net income	$83,510	$39,653
Per share information:
Basic net income per common share	$1.08	$0.83
Diluted net income per common share	$1.08	$0.82
Weighted average shares outstanding:
Basic	77,077,957	48,022,342
Diluted	77,365,664	48,517,920

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2018	2017
Net income	$83,510	$39,653
Other comprehensive (loss) income, net of tax:
Change in fair value on available-for-sale securities, net of tax	(33,541)	(808)
Change in fair value of cash flow hedges, net of tax	1,579	(143)
Net gain on sale of investment securities reclassified from other comprehensive income into net income, net of tax	(22)	—
Total other comprehensive (loss) income, net of tax	(31,984)	(951)
Total comprehensive income	$51,526	$38,702

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars and shares in thousands)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Stockholder's Equity
Balance at December 31, 2016	46,359	$46,359	$1,083,491	$381,073	$(14,227)	$1,496,696
Exercise of employee common stock options and related tax benefits	149	149	2,812	—	—	2,961
Common dividends paid	—	—	—	(7,025)	—	(7,025)
Issuance of restricted common shares, net of forfeitures	119	119	(119)	—	—	—
Issuance of common equity, net of costs	3,220	3,220	188,974	—	—	192,194
Restricted shares withheld for taxes and related tax benefit	(57)	(57)	(3,869)	—	—	(3,926)
Compensation expense for restricted shares	—	—	3,474	—	—	3,474
Net income	—	—	—	39,653	—	39,653
Other comprehensive loss	—	—	—	—	(951)	(951)
Balance at March 31, 2017	49,790	$49,790	$1,274,763	$413,701	$(15,178)	$1,723,076

Balance at December 31, 2017	77,740	$77,740	$3,115,304	$519,144	$(4,236)	$3,707,952
Exercise of employee common stock options	87	87	1,529	—	—	1,616
Common dividends paid	—	—	—	(10,974)	—	(10,974)
Issuance of restricted common shares, net of forfeitures	106	106	(106)	—	—	—
Restricted shares withheld for taxes and related tax benefit	(80)	(80)	(5,185)	—	—	(5,265)
Compensation expense for restricted shares	—	—	4,448	—	—	4,448
Net income	—	—	—	83,510	—	83,510
Other comprehensive loss	—	—	—	—	(31,984)	(31,984)
Balance at March 31, 2018	77,853	$77,853	$3,115,990	$591,680	$(36,220)	$3,749,303

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2018	2017
Operating activities:
Net income	$83,510	$39,653
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	4,775	1,978
Depreciation, amortization and accretion	(6,181)	(429)
Provision for loan losses	6,931	3,651
Gain on mortgage loans sold, net	(3,744)	(4,155)
Investment gains on sales, net	(30)	—
Stock-based compensation expense	4,448	3,474
Deferred tax expense	8,513	8,699
Losses (gains) on dispositions of other real estate and other investments	(481)	80
Income from equity method investment	(9,360)	(7,823)
Dividends received from equity method investment	4,324	2,450
Excess tax benefit from stock compensation	(2,681)	(3,760)
Gain on other loans sold, net	(936)	(187)
Other loans held for sale:
Loans originated	(80,193)	(36,888)
Loans sold	87,960	44,308
Consumer loans held for sale:
Loans originated	(247,025)	(179,473)
Loans sold	254,266	160,740
Increase in other assets	(4,639)	(136)
Decrease in other liabilities	(13,901)	(24,386)
Net cash provided by operating activities	85,556	7,796
Investing activities:
Activities in securities available-for-sale:
Purchases	(590,328)	(334,875)
Sales	14,454	—
Maturities, prepayments and calls	81,737	50,445
Activities in securities held-to-maturity:
Maturities, prepayments and calls	—	145
Increase in loans, net	(683,710)	(193,557)
Purchases of software, premises and equipment	(8,806)	(11,446)
Proceeds from sales of software, premises and equipment	164	—
Purchase of bank owned life insurance policies	—	(25,000)
Increase in other investments	(836)	(640)
Net cash used in investing activities	(1,187,325)	(514,928)
Financing activities:
Net increase in deposits	52,039	521,563
Net decrease in securities sold under agreements to repurchase	(3,398)	(14,549)
Advances from Federal Home Loan Bank:
Issuances	762,000	—
Payments/maturities	(105,014)	(225,020)
Increase (decrease) in other borrowings, net	(30)	50,000
Principal payments of capital lease obligation	(39)	(36)
Proceeds from common stock issuance, net	—	192,194
Exercise of common stock options and stock appreciation rights, net of repurchase of restricted shares	(3,649)	(966)
Common stock dividends paid	(10,974)	(7,025)
Net cash provided by financing activities	690,935	516,161
Net increase (decrease) in cash and cash equivalents	(410,834)	9,029
Cash and cash equivalents, beginning of period	779,597	183,645
Cash and cash equivalents, end of period	$368,763	$192,674

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue) and BNC Bancorp (BNC) on July 31, 2015, September 1, 2015, July 1, 2016 and June 16, 2017, respectively. Pinnacle Financial and Pinnacle Bank also collectively hold a 49% interest in Bankers Healthcare Group, LLC (BHG), a full-service commercial loan provider to healthcare and other professional practices. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance, and comprehensive wealth management services, in its 11 primarily urban markets within Tennessee, the Carolinas and Virginia. In addition to the offices in those primary markets, Pinnacle Financial has recently opened loan production offices in Indiana and Texas.

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP).  All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Pinnacle Financial consolidated financial statements and related notes appearing in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2017 (2017 10-K).

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

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, determination of any impairment of intangible assets and the valuation of deferred tax assets. There have been no significant changes to Pinnacle Financial's significant accounting policies as disclosed in the 2017 10-K.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the three months ended March 31, 2018 and March 31, 2017 was as follows (in thousands):

	For the three months ended March 31,
	2018	2017
Cash Transactions:
Interest paid	$34,909	$13,667
Income taxes paid, net	425	230
Noncash Transactions:
Loans charged-off to the allowance for loan losses	8,669	5,162
Loans foreclosed upon and transferred to other real estate owned	232	1,498
Loans foreclosed upon and transferred to other assets	392	3

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

The following is a summary of the basic and diluted net income per share calculations for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	Three months ended March 31,
	2018	2017
Basic net income per share calculation:
Numerator - Net income	$83,510	$39,653

Denominator - Weighted average common shares outstanding	77,078	48,022
Basic net income per common share	$1.08	$0.83

Diluted net income per share calculation:
Numerator – Net income	$83,510	$39,653

Denominator - Weighted average common shares outstanding	77,078	48,022
Dilutive shares contingently issuable	288	496
Weighted average diluted common shares outstanding	77,366	48,518
Diluted net income per common share	$1.08	$0.82

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

Recently Adopted Accounting Pronouncements  —  In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU make more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments will be effective for public companies for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. Pinnacle Financial early adopted this standard in early 2018 and subsequently entered into two derivative contracts under this standard, as noted in Note 9. Derivative Instruments.

In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendment in this ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted with modified retrospective application. Pinnacle Financial elected to early adopt this standard in the first quarter of 2018 with no material impact to its financial statements.

In August 2016, the FASB issued  Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230) intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The guidance is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. Pinnacle Financial adopted this standard in the first quarter of 2018 with no material impact to its financial statements, with the exception of dividends received from our equity method investments which were reclassified from cash flow from investments to operating cash flow.

In January 2016, the FASB issued Accounting Standards Update 2016-01 Financial Instruments – Overall (Subtopic 825-10) which, among other things, (i) requires equity investments, excluding those accounted for under the equity method or that result in consolidation, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU 2016-01 became effective for Pinnacle Financial in the first quarter of 2018 and did not have a material impact on our financial statements. See Note 10. Fair Value of Financial Instruments for disclosure of the fair value of financial instruments based on an exit price notion as required by ASU 2016-01.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606 ) developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued  Accounting Standards Update 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The ASU may be adopted using either a modified retrospective method or a full retrospective method. Pinnacle Financial adopted the ASU during the first quarter of 2018, as required, using a modified retrospective approach. The majority of Pinnacle Financial's revenue stream is generated from interest income on loans and deposits, which are outside the scope of Topic 606. Pinnacle Financial’s sources of income that fall within the scope of Topic 606 include service charges on deposits, investment services, insurance sales commissions, trust fees, interchange fees and gains and losses on sales of other real estate, all of which are presented within noninterest income. Pinnacle Financial has evaluated the effect of Topic 606 on these fee-based income streams and concluded that adoption of the standard did not materially impact its financial statements. The following is a summary of the implementation considerations for the revenue streams that fall within the scope of Topic 606:

•
Service charges on deposits, investment services, trust fees and interchange fees — Fees from these services are either transaction based, for which the performance obligations are satisfied when the individual transaction is processed, or set periodic service charges, for which the performance obligations are satisfied over the period the service is provided. Transaction based fees are recognized at the time the transaction is processed, and periodic service charges are recognized over the service period. The adoption of Topic 606 had no impact on Pinnacle Financial's revenue recognition practice for these services.

•
Insurance sales commissions — Insurance commissions are received from insurance companies in return for the placement of policies with customers. While additional services, such as claims assistance, may be provided over the term of the policy, the revenues are substantially earned at the time of policy placement. The only contingency in earning the revenue relates to the potential for subsequent cancellation of policies. Accordingly, revenue is recognized at the time of policy placement, net of an allowance for estimated policy cancellations. The adoption of Topic 606 had no impact on Pinnacle Financial's revenue recognition related to insurance sales commissions.

•
Gains on sales of other real estate — ASU 2014-09 creates Topic 610-20, under which a gain on sale should be recognized when a contract for sale exists and control of the asset has been transferred to the buyer. Topic 606 list several criteria which must exist to conclude that a contract for sale exists, including a determination that the institution will collect substantially all of the consideration to which it is entitled. This presents a key difference between the current and new guidance related to the recognition of the gain when the institution finances the sale of the property. Rather than basing recognition on the amount of the buyer's initial investment, which was the primary consideration under prior guidance, the analysis is now based on various factors including not only the loan to value, but also the credit quality of the borrower, the structure of the loan, and any other factors that may affect collectability. While these differences may affect the decision to recognize or defer gains on sales of other real estate in circumstances where Pinnacle Financial has financed the sale, the effects would not be material to its financial statements.

Subsequent Events  — Accounting Standards Codification (ASC) Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after March 31, 2018 through the date of the issued financial statements. Following early adoption of ASU 2017-12 as noted above, Pinnacle Financial entered into a derivative transaction on April 10, 2018 that has been more fully disclosed in Note 9. Derivative Instruments. Other than the above-noted transaction, no other subsequent events were noted.

On April 17, 2018, Pinnacle Financial's shareholders approved an amendment to Pinnacle Financial's Charter to increase the number of authorized shares of capital stock from 100,000,000 to 190,000,000 shares, in both instances 10,000,000 of which are reserved for issuance as preferred stock.

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

The following summarizes the consideration paid and presents a preliminary allocation of purchase price to net assets acquired (in thousands):

	Number of Shares	Amount
Equity consideration:
Common stock issued	27,687,100	$1,858,133
Total equity consideration		$1,858,133
Non-equity consideration:
Cash paid to redeem common stock		$129
Total consideration paid		$1,858,262
Allocation of total consideration paid:
Fair value of net assets assumed including estimated identifiable intangible assets		$601,509
Goodwill		1,256,753
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

Goodwill originating from the BNC Merger resulted primarily from anticipated synergies arising from the combination of certain operational areas of the businesses of BNC and Pinnacle Financial as well as the purchase premium inherent in buying a complete and successful banking operation. Goodwill associated with the BNC Merger is not amortizable for book or tax purposes. Adjustments totaling $83.2 million were recorded to goodwill to appropriately reflect the valuation of the loan portfolio, OREO acquired, and certain liabilities assumed and have been included in the table below.

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

(in thousands)	As of June 16, 2017
	BNC Historical Cost Basis	Fair Value Adjustments (1)	As Recorded by Pinnacle Financial
Assets
Cash and cash equivalents	$155,271	$—	$155,271
Investment securities	643,875	1,667	645,542
Loans (2)	5,782,720	(181,430)	5,601,290
Mortgage loans held for sale	27,026	—	27,026
Other real estate owned (3)	20,143	645	20,788
Core deposit and other intangible (4)	—	50,422	50,422
Property, plant and equipment (5)	156,805	(3,341)	153,464
Other assets (6)	320,988	53,614	374,602
Total Assets	$7,106,828	$(78,423)	$7,028,405

Liabilities
Interest-bearing deposits (7)	$5,003,653	$4,355	$5,008,008
Non-interest bearing deposits	1,199,342	—	1,199,342
Borrowings (8)	183,389	(6,412)	176,977
Other liabilities (9)	35,729	6,840	42,569
Total Liabilities	$6,422,113	$4,783	$6,426,896
Net Assets Acquired	$684,715	$(83,206)	$601,509

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

(8)
The amount represents the combined adjustment necessary because the weighted average interest rate of BNC's subordinated debt issuance exceeded the cost of similar funding at the time of acquisition and because the weighted average interest rate of BNC's trust preferred securities issuances was lower than the cost of similar funding at the time of acquisition. The combined fair value adjustments will be amortized to increase future interest expense over the lives of the instruments.

(9)	The amount represents the adjustment to accrue obligations that existed but had not been recorded as of the acquisition date and the fair value of BNC lease obligations.

Supplemental Pro Forma Combined Results of Operations
The supplemental proforma information below for the three months ended March 31, 2017 gives effect to the BNC acquisition as if it had occurred on January 1, 2017. These results combine the historical results of BNC into Pinnacle Financial's consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the BNC Merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of BNC's provision for credit losses for the first three months of 2017 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2017. Additionally, these financial statements were not adjusted for non-recurring expenses, such as merger-related charges incurred by either Pinnacle Financial or BNC. Pinnacle Financial expects to achieve operating cost savings and other business synergies as a result of the acquisition which are also not reflected in the proforma amounts.

Three Months Ended March 31,
(dollars in thousands)	2017
Revenue (1)	$219,665
Income before income taxes	$74,999
______________________

(1)	Net interest income plus noninterest income.

Note 3. Equity method investment

A summary of BHG's financial position as of March 31, 2018 and December 31, 2017 and results of operations as of and for the three months ended March 31, 2018 and 2017, were as follows (in thousands):

	As of
	March 31, 2018	December 31, 2017
Assets	$340,760	$330,030

Liabilities	232,978	224,837
Membership interests	107,782	105,193
Total liabilities and membership interests	$340,760	$330,030

	For the three months ended March 31,
	2018	2017
Revenues	$43,750	$34,235
Net income	$19,003	$16,012

At March 31, 2018, technology, trade name and customer relationship intangibles, net of related amortization, totaled $12.7 million compared to $13.4 million as of December 31, 2017. Amortization expense of $693,000 was included for the three months ended March 31, 2018 compared to $832,000 for the same period in the prior year. Accretion income of $742,000 was included in the three months ended March 31, 2018 compared to $806,000 for the same period in the prior year.

During the three months ended March 31, 2018, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $4.3 million in the aggregate compared to $2.5 million for the same period in the prior year. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. No loans were purchased from BHG by Pinnacle Bank for the three month periods ended March 31, 2018 or 2017, respectively.

Note 4.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2018 and December 31, 2017 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018:
Securities available-for-sale:
U.S. Treasury securities	$31,002	$—	$56	$30,946
U.S. government agency securities	176,305	43	2,905	173,443
Mortgage-backed securities	1,302,274	4,393	29,394	1,277,273
State and municipal securities	1,206,777	3,890	18,202	1,192,465
Asset-backed securities	204,800	377	505	204,672
Corporate notes and other	81,860	868	903	81,825
	$3,003,018	$9,571	$51,965	$2,960,624
Securities held-to-maturity:
State and municipal securities	$20,677	$46	$120	$20,603
	$20,677	$46	$120	$20,603

December 31, 2017:
Securities available-for-sale:
U.S. Treasury securities	$30,505	$—	$60	$30,445
U.S. government agency securities	182,500	67	1,766	180,801
Mortgage-backed securities	1,270,625	5,318	12,124	1,263,819
State and municipal securities	774,949	12,251	2,588	784,612
Asset-backed securities	173,346	262	316	173,292
Corporate notes and other	81,615	1,346	647	82,314
	$2,513,540	$19,244	17,501	$2,515,283
Securities held-to-maturity:
State and municipal securities	$20,762	$114	$46	$20,830
	$20,762	$114	$46	$20,830

At March 31, 2018, approximately $1.4 billion of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At March 31, 2018, repurchase agreements comprised of secured borrowings totaled $131.9 million and were secured by $131.9 million of pledged U.S. government agency securities, municipal securities, asset backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to remain adequately secured.

The amortized cost and fair value of debt securities as of March 31, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
March 31, 2018:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due in one year to five years	96,941	97,087	7,496	7,489
Due in five years to ten years	177,898	177,231	10,385	10,316
Due after ten years	1,221,105	1,204,361	2,796	2,798
Mortgage-backed securities	1,302,274	1,277,273	—	—
Asset-backed securities	204,800	204,672	—	—
	$3,003,018	$2,960,624	$20,677	$20,603

At March 31, 2018 and December 31, 2017, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2018

U.S. Treasury securities	$30,697	$56	$—	$—	$30,697	$56
U.S. government agency securities	145,967	2,904	248	1	146,215	2,905
Mortgage-backed securities	779,194	17,392	297,735	12,002	1,076,929	29,394
State and municipal securities	863,010	15,987	47,894	2,335	910,904	18,322
Asset-backed securities	79,428	449	9,482	56	88,910	505
Corporate notes	31,880	754	11,697	149	43,577	903
Total temporarily-impaired securities	$1,930,176	$37,542	$367,056	$14,543	$2,297,232	$52,085

At December 31, 2017

U.S. Treasury securities	$29,948	$60	$—	$—	$29,948	$60
U.S. government agency securities	173,677	1,766	—	—	173,677	1,766
Mortgage-backed securities	607,408	5,042	285,561	7,082	892,969	12,124
State and municipal securities	115,403	1,408	50,083	1,226	165,486	2,634
Asset-backed securities	68,742	198	14,136	118	82,878	316
Corporate notes	22,168	547	11,944	100	34,112	647
Total temporarily-impaired securities	$1,017,346	$9,021	$361,724	$8,526	$1,379,070	$17,547

The applicable dates for determining when securities were in an unrealized loss position were March 31, 2018 and December 31, 2017. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended March 31, 2018 and December 31, 2017, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, including both available-for-sale and held-to-maturity investment securities, at March 31, 2018, Pinnacle Financial had approximately $52.1 million in unrealized losses on $2.30 billion of securities. The unrealized losses associated with these investment securities are driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of Pinnacle Financial's ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at March 31, 2018, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, during the first quarter of 2018 available-for-sale securities of approximately $14.5 million were sold and net unrealized gains, net of tax, of $22,000 were reclassified from accumulated other comprehensive income into net income.

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

•
Commercial real estate mortgage loans. Commercial real estate mortgage loans are categorized as such based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial real estate mortgage also includes owner occupied commercial real estate which shares a similar risk profile to Pinnacle Financial's commercial and industrial products.

•	Consumer real estate mortgage loans. Consumer real estate mortgage consists primarily of loans secured by 1-4 residential properties, including home equity lines of credit.

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

Commercial loans receive risk ratings assigned by a financial advisor and approved by a senior credit officer subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators.  At March 31, 2018, approximately 81.1% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real-estate mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of March 31, 2018 and December 31, 2017 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
March 31, 2018
Pass	$6,628,989	$2,533,268	$2,081,071	$4,360,699	$362,599	$15,966,626
Special Mention	76,856	11,661	4,149	33,524	746	126,936
Substandard (1)	63,343	17,307	7,037	74,491	75	162,253
Substandard-nonaccrual	25,100	18,530	3,618	22,172	782	70,202
Doubtful-nonaccrual	—	—	—	—	—	—
Total loans	$6,794,288	$2,580,766	$2,095,875	$4,490,886	$364,202	$16,326,017

December 31, 2017
Pass	$6,487,368	$2,503,688	$1,880,704	$4,014,656	$351,359	$15,237,775
Special Mention	94,134	18,356	8,148	46,898	1,177	168,713
Substandard (1)	72,044	21,053	13,468	62,529	79	169,173
Substandard-nonaccrual	16,064	18,117	5,968	17,258	48	57,455
Doubtful-nonaccrual	—	—	—	—	—	—
Total loans	$6,669,610	$2,561,214	$1,908,288	$4,141,341	$352,663	$15,633,116

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of nonaccrual loans and troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $158.1 million at March 31, 2018, compared to $164.0 million at December 31, 2017.

Loans acquired with deteriorated credit quality are recorded pursuant to the provisions of ASC 310-30, and are referred to as purchase credit impaired loans. The following table provides a rollforward of purchase credit impaired loans from December 31, 2017 through March 31, 2018 (in thousands):

	Gross Carrying Value	Accretable Yield	Nonaccretable Yield	Net Carrying Value
December 31, 2017	$74,324	$(132)	$(31,537)	$42,655
Acquisition	—	—	—	—
Year-to-date settlements	(5,298)	23	1,491	(3,784)
March 31, 2018	$69,026	$(109)	$(30,046)	$38,871

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

For the three months ended March 31, 2018, the average balance of impaired loans was $105.0 million compared to $41.1 million for the same period in 2017. Pinnacle Financial's policy is that the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date the above mentioned loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three months ended March 31, 2018 compared to approximately $49,000 during the three months ended March 31, 2017. Had these nonaccruing loans been on accruing status, interest income would have been higher by $1.4 million for the three months ended March 31, 2018 compared to $640,000 higher for the three months ended March 31, 2017.

The following table details the recorded investment, unpaid principal balance and related allowance of Pinnacle Financial's impaired loans at March 31, 2018 and December 31, 2017 by loan classification (in thousands):

	At March 31, 2018			At December 31, 2017
	Recorded investment	Unpaid principal balances	Related allowance	Recorded investment	Unpaid principal balances	Related allowance
Collateral dependent impaired loans:
Commercial real estate – mortgage	$36,258	$43,809	$778	$33,073	$40,771	$38
Consumer real estate – mortgage	5,166	7,233	—	6,314	8,560	115
Construction and land development	5,939	11,537	—	8,513	14,115	6
Commercial and industrial	8,716	14,374	1,262	2,812	8,435	362
Consumer and other	—	—	—	—	—	—
Total	$56,079	$76,953	$2,040	$50,712	$71,881	$521

Cash flow dependent impaired loans:
Commercial real estate – mortgage	$6,808	$9,106	$93	$5,944	$8,237	$95
Consumer real estate – mortgage	20,200	23,370	296	19,904	23,387	411
Construction and land development	1,017	1,883	13	3,222	4,184	12
Commercial and industrial	23,451	26,595	152	21,852	26,058	1,278
Consumer and other	782	810	210	—	—	—
Total	$52,258	$61,764	$764	$50,922	$61,866	$1,796

Total impaired loans	$108,337	$138,717	$2,804	$101,634	$133,747	$2,317

The following table details the average recorded investment and the amount of interest income recognized on a cash basis for the three months ended March 31, 2018 and 2017, respectively, on Pinnacle Financial's impaired loans that remain on the balance sheets as of such date (in thousands):

	For the three months ended March 31,
	2018		2017
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Collateral dependent impaired loans:
Commercial real estate – mortgage	$34,666	$—	$2,100	$—
Consumer real estate – mortgage	5,740	—	2,216	—
Construction and land development	7,226	—	2,078	49
Commercial and industrial	5,764	—	6,312	—
Consumer and other	—	—	—	—
Total	$53,396	$—	$12,706	$49

Cash flow dependent impaired loans:
Commercial real estate – mortgage	$6,376	$—	$2,597	$—
Consumer real estate – mortgage	19,941	—	9,393	—
Construction and land development	2,120	—	3,288	—
Commercial and industrial	22,669	—	12,440	—
Consumer and other	487	—	689	—
Total	$51,593	$—	$28,407	$—

Total impaired loans	$104,989	$—	$41,113	$49

At March 31, 2018 and December 31, 2017, there were $6.1 million and $6.6 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The  following table outlines the amount of each loan category where troubled debt restructurings were made during the three months ended March 31, 2018 and 2017 (dollars in thousands):

Three months ended March 31,
2018	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	—	$—	$—
Consumer real estate – mortgage	—	—	—
Construction and land development	—	—	—
Commercial and industrial	—	—	—
Consumer and other	—	—	—
	—	$—	$—

2017
Commercial real estate – mortgage	—	$—	$—
Consumer real estate – mortgage	—	—	—
Construction and land development	—	—	—
Commercial and industrial	1	3,457	3,457
Consumer and other	—	—	—
	1	$3,457	$3,457

During the three months ended March 31, 2018 and 2017, Pinnacle Financial did not have any troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

At March 31, 2018 and 2017, the allowance for loan losses included no allowance and $44,000, respectively, specifically related to accruing troubled debt restructurings, which are classified as impaired loans pursuant to U.S. GAAP, but which loans continued to accrue interest at contractual rates at those dates.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at March 31, 2018 with the comparative exposures for December 31, 2017 (in thousands):

	March 31, 2018
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2017
Lessors of nonresidential buildings	$2,879,195	$691,591	$3,570,786	$2,810,951
Lessors of residential buildings	929,097	275,564	1,204,661	884,244
Hotels (except Casino Hotels) and Motels	678,619	195,623	874,242	628,991

Additionally, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes.  Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital.   At March 31, 2018 and December 31, 2017, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 96.1% and 89.4%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 306.2% and 297.1% as of March 31, 2018 and December 31, 2017, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management.  At March 31, 2018 Pinnacle Bank slightly exceeded the 300% guideline and has established what it believes to be appropriate controls to monitor Pinnacle Bank's lending in this area.

The table below presents past due balances by loan classification and segment at March 31, 2018 and December 31, 2017, allocated between accruing and nonaccrual status (in thousands):

	Accruing					Nonaccruing
March 31, 2018	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Purchase credit impaired	Nonaccrual (1)	Nonaccruing purchase credit impaired	Total loans
Commercial real estate:
Owner-occupied	$3,805	$5	$3,810	$2,398,599	$4,430	$19,935	$1,172	$2,427,946
All other	6,678	132	6,810	4,343,636	11,903	1,206	2,787	4,366,342
Consumer real estate – mortgage	13,367	19	13,386	2,544,825	4,024	11,336	7,195	2,580,766
Construction and land development	606	3	609	2,088,310	3,339	381	3,236	2,095,875
Commercial and industrial	9,262	589	9,851	4,458,161	702	22,090	82	4,490,886
Consumer and other	4,816	383	5,199	358,221	—	781	1	364,202
Total	$38,534	$1,131	$39,665	$16,191,752	$24,398	$55,729	$14,473	$16,326,017

December 31, 2017
Commercial real estate:
Owner-occupied	$6,772	$104	$6,876	$2,435,819	$4,820	$11,395	$1,105	$2,460,015
All other	16,559	—	16,559	4,177,454	12,018	704	2,860	4,209,595
Consumer real estate – mortgage	14,835	1,265	16,100	2,521,748	5,249	9,320	8,797	2,561,214
Construction and land development	4,136	146	4,282	1,894,560	3,478	2,878	3,090	1,908,288
Commercial and industrial	7,406	1,348	8,754	4,114,127	1,154	17,222	84	4,141,341
Consumer and other	6,311	1,276	7,587	345,076	—	—	—	352,663
Total	$56,019	$4,139	$60,158	$15,488,784	$26,719	$41,519	$15,936	$15,633,116

(1)	Approximately $56.3 million and $45.8 million of nonaccrual loans as of March 31, 2018 and December 31, 2017, respectively, were performing pursuant to their contractual terms at those dates.

The following table details the changes in the allowance for loan losses for the three months ended March 31, 2018 and 2017, respectively, by loan classification (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Three months ended March 31, 2018:
Balance at December 31, 2017	$21,188	$5,031	$8,962	$24,863	$5,874	$1,322	$67,240
Charged-off loans	(728)	(336)	(2)	(2,540)	(5,063)	—	(8,669)
Recovery of previously charged-off loans	1,396	666	565	888	1,187	—	4,702
Provision for loan losses	832	(261)	591	3,437	3,478	(1,146)	6,931
Balance at March 31, 2018	$22,688	$5,100	$10,116	$26,648	$5,476	$176	$70,204

Three months ended March 31, 2017:
Balance at December 31, 2016	$13,655	$6,564	$3,624	$24,743	$9,520	$874	$58,980
Charged-off loans	—	(61)	—	(1,158)	(3,943)	—	(5,162)
Recovery of previously charged-off loans	6	170	33	140	532	—	881
Provision for loan losses	507	546	784	(813)	2,368	259	3,651
Balance at March 31, 2017	$14,168	$7,219	$4,441	$22,912	$8,477	$1,133	$58,350

The following table details the allowance for loan losses and recorded investment in loans by loan classification and by impairment evaluation method as of March 31, 2018 and December 31, 2017, respectively (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
March 31, 2018
Allowance for Loan Losses:
Collectively evaluated for impairment	$21,817	$4,804	$10,103	$25,234	$5,266		$67,224
Individually evaluated for impairment	764	269	11	1,412	210		2,666
Loans acquired with deteriorated credit quality (1)	107	27	2	2	—		138
Total allowance for loan losses	$22,688	$5,100	$10,116	$26,648	$5,476	$176	$70,204

Loans:
Collectively evaluated for impairment	$6,751,222	$2,555,400	$2,088,919	$4,458,719	$363,420		$16,217,680
Individually evaluated for impairment	22,773	14,148	381	31,383	781		69,466
Loans acquired with deteriorated credit quality	20,293	11,218	6,575	784	1		38,871
Total loans	$6,794,288	$2,580,766	$2,095,875	$4,490,886	$364,202		$16,326,017

December 31, 2017
Allowance for Loan Losses:
Collectively evaluated for impairment	$20,753	$4,460	$8,879	$23,181	$5,874		$63,147
Individually evaluated for impairment	95	410	66	1,627	—		2,198
Loans acquired with deteriorated credit quality(1)	340	161	17	55	—		573
Total allowance for loan losses	$21,188	$5,031	$8,962	$24,863	$5,874	$1,322	$67,240

Loans:
Collectively evaluated for impairment	$6,630,593	$2,534,996	$1,896,553	$4,116,677	$352,663		$15,531,482
Individually evaluated for impairment	18,214	12,172	5,167	23,426	—		58,979
Loans acquired with deteriorated credit quality	20,803	14,046	6,568	1,238	—		42,655
Total loans	$6,669,610	$2,561,214	$1,908,288	$4,141,341	$352,663		$15,633,116

(1) Loans acquired with deteriorated credit quality are recorded at fair value at the time of acquisition. An allowance for loan losses is recorded resulting from subsequent credit deterioration.

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

At March 31, 2018, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $24.6 million to current directors, executive officers, and their related entities, of which $14.4 million had been drawn upon. At December 31, 2017, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $26.4 million to directors, executive officers, and their related entities, of which approximately $16.1 million had been drawn upon. None of these loans to directors, executive officers, and their related entities were impaired at March 31, 2018 or December 31, 2017.

At March 31, 2018, Pinnacle Financial had approximately $18.6 million in commercial loans held for sale compared to $25.5 million at December 31, 2017, which included loans previously held in Pinnacle Bank's commercial loan portfolio that it has elected to sell, as well as apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

Residential Lending

At March 31, 2018, Pinnacle Financial had approximately $99.6 million of mortgage loans held-for-sale compared to approximately $102.7 million at December 31, 2017. Total loan volumes sold during the three months ended March 31, 2018 were approximately $147.1 million compared to approximately $160.7 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, Pinnacle Financial recognized $3.7 million in gains on the sale of these loans, net of commissions paid, compared to $4.2 million, net of commissions paid, during the three months ended March 31, 2017.

These mortgage loans held-for-sale are originated internally and are primarily to borrowers in Pinnacle Bank's geographic markets. These sales are typically on a mandatory basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines.

Each purchaser of a mortgage loan held-for-sale has specific guidelines and criteria for sellers of loans and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Pinnacle Bank to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Pinnacle Bank has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan. To date, Pinnacle Bank's liability pursuant to the terms of these representations and warranties has been insignificant to Pinnacle Bank.

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $2.8 million at March 31, 2018 compared to $1.3 million at March 31, 2017. No change was recorded to the unrecognized tax benefit related to uncertain tax positions in each of the three month periods ended March 31, 2018 and 2017.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three months ended March 31, 2018 there were no interest and penalties recorded in the income statement compared to $18,000 in interest and penalties for the three months ended March 31, 2017.

Pinnacle Financial's effective tax rate for the three months ended March 31, 2018 was 19.0% compared to 25.8% for the three months ended March 31, 2017. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at March 31, 2018 and 39.23% at March 31, 2017 is primarily due to the reduction in the statutory corporate tax rate following the enactment of the Tax Cuts and Jobs Act in December 2017, state excise tax expense, investments in bank qualified municipal securities, tax benefits of Pinnacle Financial's real estate investment trust subsidiary, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense and FDIC premiums.

Additionally, in March 2016, the FASB issued updated guidance to Accounting Standards Update, 2016-09 Stock Compensation Improvements to Employee Share-Based Payment Activity (ASU 2016-09) intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification of such awards on the statement of cash flows. This Accounting Standards Update (ASU) impacted Pinnacle Financial's consolidated financial statements by requiring that all income tax effects related to settlements of share-based payment awards be reported as increases (or decreases) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital. The ASU also requires that all income tax related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows whereas these cash flows were previously reported as a reduction to operating cash flows and an increase to financing cash flows. The guidance became effective for Pinnacle Financial on January 1, 2017. The impact of the adoption of ASU 2016-09 was included in income tax expense for the three months ended March 31, 2018 and 2017 resulting in the recognition of $2.7 million and $3.8 million, respectively, of tax benefits which reduced income tax expense.

Note 7. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2018, these commitments amounted to $5.77 billion, of which approximately $917.7 million related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances.  Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At March 31, 2018, these commitments amounted to $150.9 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should Pinnacle Financial's customers default on their resulting obligation to Pinnacle Financial, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At both March 31, 2018 and December 31, 2017, Pinnacle Financial had accrued $3.1 million for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management, the resolution of these claims outstanding at March 31, 2018 will not have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 8.  Stock Options and Restricted Shares

At Pinnacle Financial's annual shareholders' meeting on April 17, 2018, the shareholders of Pinnacle Financial adopted the 2018 Omnibus Equity Incentive Plan (the "2018 Plan"). The 2018 Plan subsumes the existing Pinnacle Financial Partners, Inc. 2014 Equity Incentive Plan (the "2014 Plan") including the approximately 500,000 shares in the aggregate that remained available for issuance thereunder on the date the 2018 Plan was approved by shareholders and increased the maximum number of shares of common stock that may be issued to associates, directors and contractors of Pinnacle Financial and Pinnacle Bank by an additional 1.2 million shares. The 2018 Plan permits Pinnacle Financial to reissue awards currently outstanding that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expired unexercised and returned to the 2018 Plan.

The BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan (the "BNC Plan") was assumed by Pinnacle Financial in connection with the BNC Merger. As of March 31, 2018, the BNC Plan had approximately 9,000 shares remaining available for issuance to existing associates that were previously BNC associates in future periods. No new awards may be granted under plans other than the 2018 Plan except for shares remaining available for issuance to the former BNC associates pursuant to the BNC Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further shares remain available for issuance under the CapitalMark Option Plan. No options were assumed upon the acquisition of Magna, Avenue or BNC as all preexisting Magna, Avenue and BNC stock options were converted to cash upon acquisition.

Common Stock Options

A summary of the stock option activity within the equity incentive plans during the three months ended March 31, 2018 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2017	274,586	$21.40	3.06	$12,329	(1)
Granted	—
Exercised	(86,502)
Forfeited	—
Outstanding at March 31, 2018	188,084	$22.64	4.01	$7,817	(2)
Options exercisable at March 31, 2018	188,084	$22.64	4.01	$7,817	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $66.30 per common share at December 31, 2017 for the 274,586 options that were in-the-money at December 31, 2017.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $64.20 per common share at March 31, 2018 for the 188,084 options that were in-the-money at March 31, 2018.

Compensation costs related to stock options granted under Pinnacle Financial's equity incentive plans have been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the three months ended March 31, 2018 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2017	936,135	$50.08
Shares awarded	115,938
Conversion of previously awarded restricted share units to restricted share awards	6,200
Restrictions lapsed and shares released to associates/directors	(264,357)
Shares forfeited (1)	(15,804)
Unvested at March 31, 2018	778,112	$55.15

(1)	Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

Pinnacle Financial has granted restricted share awards to associates, senior management and outside directors with a combination of time and, in the case of senior management, performance vesting criteria. The following table outlines restricted stock grants that were awarded, grouped by similar vesting criteria, during the three months ended March 31, 2018:

Grant Year	Group (1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants (6)	Shares Unvested
Time Based Awards
2018	Associates (2)	3 - 5	83,089	68	1,280	81,741
2018	Associates (3)	3 - 5	16,777	—	500	16,277

Performance Based Awards
2018	Leadership team (4)	3	6,200	4,340	1,860	—

Outside Director Awards (5)
2018	Outside directors	1	16,072	—	—	16,072

(1)
Groups include employees (referred to as associates above), the leadership team which includes our named executive officers and other key senior leadership members, and outside directors. When the restricted shares are awarded, a participant receives voting rights and forfeitable dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. Once the restrictions lapse, the participant is taxed on the value of the award and may elect to sell some shares (or have Pinnacle Financial withhold some shares) to pay the applicable income taxes associated with the award. For time-based vesting restricted share awards, dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination. For performance-based vesting awards and time-based vesting awards to Pinnacle Financial's executive officers, dividends are placed into escrow until the forfeiture restrictions on such shares lapse.

(2)	The forfeiture restrictions on these restricted share awards lapse in equal annual installments on the anniversary date of the grant.

(3)	Restricted share awards issued to associates that were former associates of BNC pursuant to legacy BNC incentive plans assumed by Pinnacle Financial.

(4)
Reflects conversion of restricted share units issued in prior years to restricted share awards. The forfeiture restrictions on these restricted share awards lapse in separate equal installments should Pinnacle Financial achieve certain soundness targets over each year of the subsequent vesting period. See further details of these awards under the caption "Restricted Share Units" below.

(5)
Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan.  Restrictions lapse on February 28, 2019 based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend.

(6)
These shares represent forfeitures resulting from recipients whose employment or board membership is terminated during the year-to-date period ended March 31, 2018. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Restricted Share Units

The following table details the restricted share unit awards outstanding at March 31, 2018:

	Units Awarded
Grant year	Named Executive Officers (NEOs) (1)	Leadership Team other than NEOs	Applicable Performance Periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Shares settled into RSAs as of period end (2)
2018	96,878-145,339	25,990	2018	2	3	N/A
			2019	2	2	N/A
			2020	2	1	N/A
2017	72,537-109,339	24,916	2017	2	3	N/A
			2018	2	2	N/A
			2019	2	1	N/A
2016	73,474-110,223	26,683	2016	2	3	N/A
			2017	2	2	N/A
			2018	2	1	N/A
2015	58,200-101,850	28,378	2015	2	3	N/A
			2016	2	2	N/A
			2017	2	1	N/A

(1)	The named executive officers are awarded a range of awards that may be earned based on attainment of goals between a target level of performance and a maximum level of performance.

(2)
Restricted share unit awards granted in 2018, 2017, 2016 and 2015 will be earned if certain performance targets (and service periods) are achieved. Additional forfeiture restrictions may lapse based on Pinnacle Financial's attainment of certain soundness thresholds in future periods and thereafter the unit awards will be settled in shares of Pinnacle Financial common stock.

Stock compensation expense related to restricted share awards and restricted share units for the three months ended March 31, 2018 was $4.4 million compared to $3.5 million for the three months ended March 31, 2017.

Note 9. Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current period earnings.

Non-hedge derivatives

Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps are derivatives, but are not designated as hedging instruments. A summary of Pinnacle Financial's interest rate swaps related to customers as of March 31, 2018 and December 31, 2017 is included in the following table (in thousands):

		March 31, 2018		December 31, 2017
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	Other assets	$836,651	$18,269	$748,625	$13,771
Pay variable / receive fixed swaps	Other liabilities	836,651	(18,384)	748,625	(13,866)
Total		$1,673,302	$(115)	$1,497,250	$(95)

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2018	2017
Interest rate swap agreements	Other noninterest income	$(20)	$13

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. A summary of Pinnacle Financial's cash flow hedge relationships as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

					March 31, 2018		December 31, 2017
	Balance Sheet Location	Weighted Average Remaining Maturity	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivatives
Interest rate swaps	Other liabilities	3.47	2.78%	3 month LIBOR	$200,000	$(1,674)	$200,000	$(4,583)

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three months ended March 31, 2018 and 2017 were as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended March 31,
	2018	2017

Interest rate swap agreements	$1,579	$(143)

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive (loss) income would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Pinnacle Financial expects the hedges to continue to be highly effective and qualify for hedge accounting during the remaining terms of the swaps. No amounts were reclassified from accumulated other comprehensive income into net income related to these derivatives during the three months ended March 31, 2018 or 2017, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income over the next twelve months.

Derivatives designated as fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. Pinnacle Financial utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available-for-sale. The hedging strategy converts the fixed interest rates on the securities to LIBOR-based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. Pinnacle Financial has elected early adoption of FASB ASU 2017-12, which allows such partial term hedge designations. A summary of Pinnacle Financial's fair value hedge relationships as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

					March 31, 2018		December 31, 2017
	Balance Sheet Location	Weighted Average Remaining Maturity	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivatives
Interest rate swap agreements	Other liabilities	7.64	2.89%	3 month LIBOR	$154,145	$(1,579)	$—	$—

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the three months ended March 31, 2018 or 2017 were as follows.

	Location of Gain (Loss) on Derivative	Amount of Gain (Loss) Recognized in Income		Hedged Item	Location of Gain (Loss) on Hedged Item	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,				Three Months Ended March 31,
		2018	2017			2018	2017
Interest rate swap agreements	Interest income on securities	$1,579	$—	Securities available-for-sale	Interest income on securities	$(1,579)	$—

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at March 31, 2018 and December 31, 2017:

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Line item on the balance sheet
Securities available-for-sale	$150,249	$—	$1,579	$—

In April 2018, Pinnacle Financial executed additional swap transactions with a notional amount of $525 million designated as fair value hedges. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate prepayable loans. As allowed under FASB ASU 2017-12, a specified portion of the prepayable loans have been designated as the hedged assets under the "last-of-layer" method. Such hedging designations are allowed on the portion of a closed portfolio of prepayable assets that is not expected to be affected by prepayments, defaults, and other factors affecting the timing and amount of cash flows.

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

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

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

Other investments – Included in other assets are other investments recorded at fair value primarily in certain nonpublic investments and funds. The valuation of these nonpublic investments requires management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy as these entities and funds are not widely traded and the underlying investments are often privately-held and/or start-up companies for which market values are not readily available.

Other assets – Included in other assets are certain assets carried at fair value, including interest rate swap agreements, cash flow hedge agreements and interest rate locks associated with the mortgage loan pipeline.  The carrying amount of interest rate swap agreements is based on Pinnacle Financial's pricing models that utilize observable market inputs. The fair value of the cash flow hedge agreements is determined by calculating the difference between the discounted fixed rate cash flows and the discounted variable rate cash flows.  The fair value of the mortgage loan pipeline is based upon the projected sales price of the underlying loans, taking into account market interest rates and other market factors at the measurement date, net of the projected fallout rate.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

Impaired loans – A loan is classified as impaired when it is probable Pinnacle Financial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected payments using the loan's original effective rate as the discount rate, the loan's observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the difference may be recognized as a charge-off. Impaired loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower's underlying financial condition.

Other real estate owned – Other real estate owned (OREO) represents real estate foreclosed upon by Pinnacle Bank through loan defaults by customers or acquired by deed in lieu of foreclosure. Substantially all of these amounts relate to lots, homes and development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral. Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable. OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value as appraisal values are property-specific and sensitive to the changes in the overall economic environment.

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

The following tables present financial instruments measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
March 31, 2018
Investment securities available-for-sale:
U.S. treasury securities	$30,946	$—	$30,946	$—
U.S. government agency securities	173,443	—	173,443	—
Mortgage-backed securities	1,277,273	—	1,277,273	—

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
State and municipal securities	1,192,465	—	1,177,239	15,226
Agency-backed securities	204,672	—	204,672	—
Corporate notes and other	81,825	—	81,825	—
Total investment securities available-for-sale	$2,960,624	$—	$2,945,398	$15,226
Other investments	29,788	—	—	29,788
Other assets	18,319	—	18,319	—
Total assets at fair value	$3,008,731	$—	$2,963,717	$45,014

Other liabilities	$20,074	$—	$20,074	$—
Total liabilities at fair value	$20,074	$—	$20,074	$—

December 31, 2017
Investment securities available-for-sale:
U.S. treasury securities	$30,445	$—	$30,445	$—
U.S. government agency securities	180,801	—	180,801	—
Mortgage-backed securities	1,263,819	—	1,263,819	—
State and municipal securities	784,612	—	767,583	17,029
Agency-backed securities	173,292	—	173,292	—
Corporate notes and other	82,314	—	82,314	—
Total investment securities available-for-sale	2,515,283	—	2,498,254	17,029
Other investments	28,874	—	—	28,874
Other assets	11,812	—	11,812	—
Total assets at fair value	$2,555,969	$—	$2,510,066	$45,903

Other liabilities	$13,886	$—	$13,886	$—
Total liabilities at fair value	$13,886	$—	$13,886	$—

The following table presents assets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

March 31, 2018	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total gains (losses) for the year-to-date period then ended
Other real estate owned	$23,982	$—	$—	$23,982	$481
Impaired loans, net (1)	105,533	—	—	105,533	(2,801)
Total	$129,515	$—	$—	$129,515	$(2,320)

December 31, 2017
Other real estate owned	$27,831	$—	$—	$27,831	$203
Impaired loans, net (1)	99,317	—	—	99,317	(722)
Total	$127,148	$—	$—	$127,148	$(519)

(1) Amount is net of valuation allowance of $2.8 million and $2.3 million at March 31, 2018 and December 31, 2017, respectively, as required by ASC 310-10, "Receivables."

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended March 31, 2018, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2018 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the three months ended March 31,
	2018			2017
	Available-for-sale Securities	Other assets	Other liabilities	Available-for-sale Securities	Other assets	Other liabilities
Fair value, beginning of period	$17,029	$28,874	$—	$—	$10,478	$—
Total realized gains included in income	31	512	—	—	197	—
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	(666)	—	—	—	—	—
Purchases	—	870	—	—	120	—
Issuances	—	—	—	—	—	—
Settlements	(1,168)	(468)	—	—	(303)	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value, end of period	$15,226	$29,788	$—	$—	$10,492	$—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$31	$512	$—	$—	$197	$—

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2018 and December 31, 2017. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The values derived from the discounted cash flow approach for our performing loan portfolio incorporate credit risk to determine the exit price. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

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

Loans held-for-sale - Loans held-for-sale are carried at the lower of cost or fair value.  The estimate of fair value is based on pricing models and other information.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at March 31, 2018 and December 31, 2017.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

March 31, 2018	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$20,677	$20,603	$—	$20,603	$—
Loans, net	16,255,813	16,170,768	—	—	16,170,768
Consumer loans held-for-sale	100,231	101,200	—	101,200	—
Commercial loans held-for-sale	18,625	18,803	—	18,803	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	16,634,772	16,094,142	—	—	16,094,142
Federal Home Loan Bank advances	1,976,881	1,964,389	—	—	1,964,389
Subordinated debt and other borrowings	465,550	442,970	—	—	442,970

Off-balance sheet instruments:
Commitments to extend credit (2)	5,769,256	1,984	—	—	1,984
Standby letters of credit (3)	150,936	1,080	—	—	1,080

December 31, 2017
Financial assets:
Securities held-to-maturity	$20,762	$20,830	$—	$20,830	$—
Loans, net	15,565,876	15,252,953	—	—	15,252,953
Consumer loans held for sale	103,729	104,986	—	104,986	—
Commercial loans held-for-sale	25,456	25,761	—	25,761	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	16,586,964	16,516,342	—	—	16,516,342
Federal Home Loan Bank advances	1,319,909	1,313,311	—	—	1,313,311
Subordinated debt and other borrowings	465,505	445,098	—	—	445,098

Off-balance sheet instruments:
Commitments to extend credit (2)	5,788,425	2,264	—	—	2,264
Standby letters of credit (3)	143,684	800	—	—	800

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at March 31, 2018 and December 31, 2017, Pinnacle Financial included in other liabilities $1.9 million and $2.3 million, respectively, representing the inherent risks associated with these off-balance sheet commitments.

(3)
At March 31, 2018 and December 31, 2017, the aggregate fair value of Pinnacle Financial's standby letters of credit was $1.1 million and $800,000, respectively. These amounts represent the unamortized fee associated with these standby letters of credit and are included in the consolidated balance sheets of Pinnacle Financial and are believed to approximate fair value. These fair values will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 11. Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years. During the three months ended March 31, 2018, Pinnacle Bank paid $25.1 million in dividends to Pinnacle Financial. Since the first quarter of 2016, Pinnacle Financial has paid a quarterly common stock dividend of $0.14 per share. The amount and timing of all future dividend payments by Pinnacle Financial, if any, is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including then applicable regulatory capital requirements, as they become known to Pinnacle Financial and Pinnacle Bank's ability to pay dividends to Pinnacle Financial.

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

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for Pinnacle Financial on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The Basel III rules also establish a capital conservation buffer of 2.5% (to be phased in over three years) above the regulatory minimum risk-based capital ratios. The capital conservation buffer was phased in beginning in January 2016 at 0.625% and is increasing each year by a like percentage until fully implemented in January 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes, as of March 31, 2018, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2018
Total capital to risk weighted assets:
Pinnacle Financial	$2,325,113	12.1%	$1,542,891	8.0%	NA	NA
Pinnacle Bank	$2,180,680	11.3%	$1,538,121	8.0%	$1,922,651	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$1,781,355	9.2%	$1,157,168	6.0%	NA	NA
Pinnacle Bank	$1,979,624	10.3%	$1,153,591	6.0%	$1,538,121	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$1,781,233	9.2%	$867,876	4.5%	NA	NA
Pinnacle Bank	$1,979,502	10.3%	$865,193	4.5%	$1,249,723	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$1,781,355	8.8%	$809,553	4.0%	NA	NA
Pinnacle Bank	$1,979,624	9.8%	$807,086	4.0%	$1,008,857	5.0%
(*) Average assets for the above calculations were based on the most recent quarter.

Note 12.  Subordinated Debt and Other borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities. Additionally, Pinnacle Financial has entered into certain other subordinated debt agreements and a revolving credit facility as outlined below and, with respect to the legacy Pinnacle Financial indebtedness, as fully described in its 2017 Form 10-K (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2018	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	4.98%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	3.71%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	3.96%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	4.97%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	4.97%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	4.57%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	4.12%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	4.01%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	5.39%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	3.61%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	3.50%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	3.81%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed (2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (3)
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed (4)
BNC Subordinated Note	October 15, 2013	October 15, 2023	10,470	6.57%	30-day LIBOR + 5.00% (5)

Other Borrowings
Revolving credit facility (6)	March 28, 2018	April 25, 2019	—	—

Debt issuance costs and fair value adjustments			(7,915)
Total subordinated debt and other borrowings			$465,550
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
(5) Coupon structure includes a floor of 5.0% and a cap of 9.5%
(6) Borrowing capacity on the revolving credit facility is $75.0 million. At March 31, 2018, there was no outstanding balance under this facility. This facility was subsequently amended on April 26, 2018. The rate on the amended facility is 1.75% plus the greater of zero percent and 30-day LIBOR with a maturity date of April 25, 2019 and an unused fee of 0.35% of average daily unused amount of loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2018 and December 31, 2017 and our results of operations for the three months ended March 31, 2018 and 2017.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

Our diluted net income per common share for the three months ended March 31, 2018 was $1.08 compared to $0.82 for the same period in 2017. At March 31, 2018, loans had increased to $16.33 billion, as compared to $15.63 billion at December 31, 2017, and total deposits increased to $16.50 billion at March 31, 2018 from $16.45 billion at December 31, 2017. The comparability of our financial performance for the three month period ended March 31, 2018 compared to the comparable period in 2017 has been impacted by the June 16, 2017 acquisition of BNC Bancorp (BNC).

BNC Acquisition. We acquired BNC on June 16, 2017. At the acquisition date, BNC's net assets were preliminarily fair valued at $601.5 million, including loans valued at $5.60 billion and deposits valued at $6.21 billion. This acquisition expanded our footprint into the Carolinas and Virginia.

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

Tax Cuts and Jobs Act. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other items, the Tax Cuts and Jobs Act reduced the corporate Federal tax rate from 35% to 21%. As a result of such decrease, we recognized a charge of $31.5 million in the fourth quarter of 2017 resulting from the revaluation of our deferred tax assets.

Under the Tax Cuts and Jobs Act, the qualified performance-based compensation exception to Section 162(m) that generally provided for the continued deductibility of performance-based compensation was repealed, effective for tax years commencing on or after January 1, 2018. Accordingly, commencing with our fiscal year ending December 31, 2018, compensation to our named executive officers in excess of $1,000,000 not awarded as performance-based compensation prior to November 2, 2017 will generally not be deductible, which will likely partially offset the expected reduction in our income tax expense resulting from the rate cut under the Tax Cuts and Jobs Act. Performance based compensation (meeting the requirements of Section 162(m) prior to amendment with the Tax Cuts and Jobs Act) that is earned on awards issued pursuant to binding agreements in effect as of November 2, 2017 will retain its status as tax deductible.

Results of Operations.  Our net interest income increased to $174.5 million for the three months ended March 31, 2018 compared to $88.8 million for the same period in the prior year, representing an increase of $85.7 million, largely as a result of our merger with BNC as well as continued loan growth in our Tennessee markets. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2018 was 3.77% compared to 3.60% for the same period in 2017.

Our provision for loan losses was $6.9 million for the three months ended March 31, 2018 compared to $3.7 million for the same period in 2017. Net charge-offs were $4.0 million for the three months ended March 31, 2018 compared to $4.3 million for the same period in 2017. Provision expense for both periods was impacted by organic loan growth and by charge-offs realized in our consumer portfolio, primarily related to non-prime automobile loans.

At March 31, 2018, our allowance for loan losses as a percentage of total loans remained unchanged from 0.43% at December 31, 2017. The calculated allowance for loan losses as a percentage of total loans is impacted by the acquired loan portfolios being accounted for at fair value as of the merger date. At March 31, 2018, the remaining fair value discount for all acquired portfolios (inclusive of BNC) was $148.9 million. For loans acquired in connection with our mergers, the calculation of the allowance for loan losses subsequent to the acquisition date is consistent with that utilized for legacy Pinnacle Financial loans. Our accounting policy is to compare the computed allowance for loan losses on purchased loans to the remaining fair value adjustment at the individual loan level. Generally the fair value adjustments are expected to accrete to interest income over the remaining expected life of the underlying loan agreements and decrease proportionately with the related loan balance. However, if the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a provision for loan losses. Additional provisioning for purchased portfolios results from credit deterioration on the individual loan or from increased borrowings on loans and lines that existed as of the acquisition date. Should a loan with a remaining fair value discount be paid off prior to maturity, the remaining fair value discount is recognized as interest income.

Noninterest income increased by $13.8 million, or 45.4 percent, during the three months ended March 31, 2018 compared to the same period in 2017. Income from equity method investment was $9.4 million for the three months ended March 31, 2018 compared to $7.8 million for the same period in the prior year. The additional growth within noninterest income was attributable to increased contributions from our fee-based businesses such as investments, insurance and trust, resulting from both organic growth and our merger with BNC as well as gains on bank owned life insurance.
Noninterest expense increased by $46.5 million, or 75.0 percent, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, and reflects the impact of our June 16, 2017 merger with BNC, that contributed to increased salaries and employment benefits, increased equipment and occupancy costs due to our expanded retail network, and increased intangible amortization expense and merger-related charges. Salaries and employee benefits were $63.4 million for the three months ended March 31, 2018 compared to $38.4 million for the three months ended March 31, 2017. This increase primarily resulted from annual merit increases and the expansion of our associate base from 1,217.5 full-time equivalent associates at March 31, 2017 to 2,148.0 full-time equivalent associates at March 31, 2018, due to both opportunistic hires and our merger with BNC. At March 31, 2018, approximately 744 full-time equivalent associates were deployed in the former BNC footprint. Merger-related charges for the three months ended March 31, 2018 were $5.4 million compared to $672,000 for the three months ended March 31, 2017. Merger-related charges incurred for the three months ended March 31, 2018 were associated with our merger with BNC and were inclusive of costs associated with associate retention packages and cultural and technology integrations.
During the three months ended March 31, 2018, Pinnacle Financial recorded income tax expense of $19.6 million compared to $13.8 million for the three months ended March 31, 2017.  Pinnacle Financial's effective tax rate for the three months ended March 31, 2018 was 19.0% compared to 25.8% for the three months ended March 31, 2017. Pinnacle Financial's effective tax rate differs from the combined federal and state income tax statutory rate applicable to Pinnacle Financial of 26.14% at March 31, 2018 and 39.23% at March 31, 2017 primarily due to the reduction in the federal statutory corporate tax rate following enactment of the Tax Cuts and Jobs Act, state excise tax expense, our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with bank-owned life insurance and tax savings from our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible FDIC insurance premiums. Tax benefits associated with our equity-based compensation program recognized pursuant to ASU 2016-09 also reduced our effective tax rate in both periods and resulted in tax benefits of $2.7 million for the three months ended March 31, 2018 compared to $3.8 million for the same period prior year. Prior to the adoption of ASU 2016-09, these tax benefits were recorded in the statement of stockholders' equity directly to additional paid-in-capital.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 49.7% for the three months ended March 31, 2018 compared to 52.1% for the same period in 2017. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.
Financial Condition.  Reflecting organic growth due to continued economic growth in our core markets, increases in the number of relationship advisors and continued focus on attracting new customers to our company, net loans increased $692.9 million, or 4.4%, during the three months ended March 31, 2018, when compared to December 31, 2017. Total deposits were $16.50 billion at March 31, 2018, compared to $16.45 billion at December 31, 2017, an increase of $51.2 million.

Capital and Liquidity. At March 31, 2018 and December 31, 2017, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 11. Regulatory Matters in the Consolidated Financial Statements. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At March 31, 2018, we had approximately $79.8 million of cash at the holding company, substantially all of which could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, including an established line of credit with another bank that can be utilized to provide up to $75 million of additional capital support to Pinnacle Bank, if needed.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations
The following is a summary of our results of operations (dollars in thousands, except per share data):

	Three Months Ended March 31, 2018		2018 - 2017 Percent
	2018	2017	Increase (Decrease)
Interest income	$211,528	$102,143	107.1%
Interest expense	37,057	13,376	177.0%
Net interest income	174,471	88,767	96.5%
Provision for loan losses	6,931	3,651	89.8%
Net interest income after provision for loan losses	167,540	85,116	96.8%
Noninterest income	44,183	30,382	45.4%
Noninterest expense	108,580	62,054	75.0%
Net income before income taxes	103,143	53,444	93.0%
Income tax expense	19,633	13,791	42.4%
Net income	$83,510	$39,653	110.6%

Basic net income per common share	$1.08	$0.83	30.1%

Diluted net income per common share	$1.08	$0.82	31.7%

Net Interest Income.   Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $174.5 million for the three months ended March 31, 2018, an increase of $85.7 million from the levels recorded in the same period of 2017, attributable to the growth in our loan portfolio due to our merger with BNC, organic growth, and an increase in the interest rates we receive on interest earning assets, offset in part by increases in the rates we pay on deposits and our other funding sources. Average loans for the three months ended March 31, 2018 were 86.5% greater than average loan balances for the same period in 2017.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$15,957,466	$191,214	4.91%	$8,558,267	$93,218	4.49%
Securities:
Taxable	1,794,402	11,222	2.54%	1,202,806	6,433	2.17%
Tax-exempt (2)	1,035,202	7,285	3.44%	238,111	1,678	3.83%
Federal funds sold and other	335,093	1,807	2.19%	262,790	814	1.26%
Total interest-earning assets	19,122,163	$211,528	4.56%	10,261,974	$102,143	4.06%
Nonearning assets
Intangible assets	1,863,736			566,221
Other nonearning assets	1,218,700			593,459
Total assets	$22,204,599			$11,421,654

Interest-bearing liabilities:
Interest-bearing deposits:
Interest bearing DDAs	$774,883	$1,782	0.93%	$449,701	$654	0.59%
Interest checking	2,198,707	3,332	0.61%	1,468,626	1,070	0.30%
Savings and money market	6,454,463	11,988	0.75%	3,900,321	4,609	0.48%
Time	2,548,342	6,879	1.09%	845,949	1,786	0.86%
Total interest-bearing deposits	11,976,395	23,981	0.81%	6,664,597	8,119	0.49%
Securities sold under agreements to repurchase	129,969	130	0.40%	79,681	50	0.25%
Federal Home Loan Bank advances	1,584,281	7,007	1.79%	212,951	904	1.72%
Subordinated debt and other borrowings	471,029	5,939	5.11%	355,082	4,303	4.92%
Total interest-bearing liabilities	14,161,674	37,057	1.06%	7,312,311	13,376	0.74%
Noninterest-bearing deposits	4,304,186	—	0.00%	2,434,875	—	0.00%
Total deposits and interest-bearing liabilities	18,465,860	$37,057	0.81%	9,747,186	$13,376	0.56%
Other liabilities	6,106			17,396
Stockholders' equity	3,732,633			1,657,072
Total liabilities and shareholders' equity	$22,204,599			$11,421,654
Net interest income		$174,471			$88,767
Net interest spread (3)			3.50%			3.32%
Net interest margin (4)			3.77%			3.60%

(1)  Average balances of nonaccrual loans are included in the above amounts.
(2) Yields based on the carrying value of those tax exempt instruments are shown on a fully tax equivalent basis.
(3)  Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended March 31, 2018 would have been 3.75% compared to a net interest spread of 3.51% for the three months ended March 31, 2017.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended March 31, 2018, our net interest margin was 3.77% compared to 3.60% for the three months ended March 31, 2017, respectively. Although our net interest margin for the three-month period ended March 31, 2018 was positively impacted by yield expansion in our earning asset portfolio, these increases were partially offset by increases in our total funding costs. During the three months ended March 31, 2018, total funding rates increased by 25 basis points compared to the three months ended March 31, 2017. The increase in our core funding costs was caused by our higher prevailing market interest rates, BNC acquisition as BNC's deposit rates were higher than our rates in our Tennessee markets and increased FHLB Cincinnati borrowings and subordinated debt, which have higher interest rates than our deposits. The expansion of our earning asset yields was driven in part by the impact of recent Federal funds rate increases, which positively impacted our floating and variable rate loan and investment portfolios. With our expected continued growth, we anticipate our net interest income will likely increase over the next several quarters. The application of fair value accounting on the BNC accounts we acquired also positively impacted our net interest margin for the three months ended March 31, 2018, albeit less than in the quarters most closely following the merger. This impact should continue to lessen in future periods.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. We believe our net interest margin should remain relatively stable during the remainder of 2018. Although the further anticipated rise in interest rates should be beneficial to us, loan pricing for creditworthy borrowers is very competitive in our markets and may limit our ability to increase pricing on new and renewed loans. We also expect the impact of purchase accounting on our net interest income will continue to decrease in future periods. We anticipate that this challenging competitive environment will continue during the remainder of 2018 and it is unclear what impact the reduction in corporate tax rates under the Tax Cuts and Jobs Act will have on the demand for and the interest rates we charge for loans or pay on deposits. However, we believe our net interest income should continue to increase in 2018 compared to 2017 primarily due to an increase in average earning asset volumes, including both loans and our securities portfolio. We seek to fund these increased earning assets by growing our core deposits, but will utilize wholesale and other forms of noncore funding to fund a shortfall, if any.

Provision for Loan Losses.   The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio. At March 31, 2018, our allowance for loan losses as a percentage of total loans remained unchanged from 0.43% at December 31, 2017, largely driven by continued favorable credit experience in our larger portfolios and is supported by the strong economies in the markets in which we operate.

The provision for loan losses amounted to $6.9 million for the three months ended March 31, 2018 compared to $3.7 million for the three months ended March 31, 2017. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs. Provision expense in the most recent period continued to be negatively impacted by charge-offs realized in our consumer portfolio, primarily related to non-prime automobile loans.

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

The following is a summary of our noninterest income for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,		2018 - 2017 Percent
	2018	2017	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$5,820	$3,856	50.9%
Investment services	5,107	2,822	81.0%
Insurance sales commissions	3,119	1,859	67.8%
Gains on mortgage loans sold, net	3,744	4,155	(9.9)%
Gain on sale of investment securities, net	30	—	NA
Income from equity method investment	9,360	7,823	19.6%
Trust fees	3,117	1,705	82.8%
Other noninterest income:
Interchange and other consumer fees	8,556	6,151	39.1%
Bank-owned life insurance	2,752	1,099	150.4%
Loan swap fees	504	261	93.1%
Other noninterest income	2,074	651	218.6%
Total other noninterest income	13,886	8,162	70.1%
Total noninterest income	$44,183	$30,382	45.4%

The increase in service charges on deposit accounts in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts resulting from our acquisition of BNC.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three months ended March 31, 2018, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, increased by $2.3 million as compared to the three months ended March 31, 2017. At March 31, 2018 and 2017, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $3.5 billion and $2.3 billion, respectively, in brokerage assets. Revenues from the sale of insurance products by our insurance subsidiaries for the three months ended March 31, 2018 were up approximately $1.3 million when compared to the three months ended March 31, 2017. Included in insurance revenues for the three months ended March 31, 2018 was $1.0 million of contingent income received based on 2017 sales production and improved claims experience compared to $613,000 recorded in the same period in the prior year. Additionally, at March 31, 2018, our trust department was receiving fees on approximately $1.8 billion of managed assets compared to $1.0 billion at March 31, 2017, reflecting organic growth and the $488.2 million in assets we added with the BNC merger. The growth in our wealth management businesses is attributable to our expanded associate base and distribution platform in our new markets.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $3.7 million for the three months ended March 31, 2018 as compared to $4.2 million for the same period in the prior year. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program. There is a strong positive correlation between the size of the mortgage pipeline and the value of this hedge. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. Therefore, the size of the outstanding mortgage pipeline at any reporting period will directly impact the amount of revenue recorded for mortgage loans held for sale in any one period and is cyclical in nature. An overall increase in the volume of loans included in the mortgage pipeline typically results in a gain on the change in the fair market value of the hedge. Decreases in the volume of loans included in the mortgage pipeline are likely to negatively impact the gains we recognize as a result of this program.

Income from equity-method investment is comprised solely of income from our 49% equity-method investment in BHG. Income from this equity-method investment was $9.4 million for the three months ended March 31, 2018 compared to $7.8 million for the same period last year. Income from equity-method investment is recorded net of associated expenses, including amortization expense associated with customer lists and other intangible assets of $693,000 for the three months ended March 31, 2018 compared to $832,000 for the three months ended March 31, 2017. At March 31, 2018, there were $12.7 million of these intangible assets which will be amortized in lesser amounts over the next 17 years.  Also included in income from equity-method investment, is accretion income associated with the fair valuation of certain of BHG's liabilities of $742,000 for the three months ended March 31, 2018, compared to $806,000 for the three months ended March 31, 2017. At March 31, 2018, there were $9.5 million of these liabilities which will be accreted into income in lesser amounts over the next 8 years.

During the three months ended March 31, 2018, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $4.3 million in the aggregate compared to $2.5 million for the same period in the prior year, which reduced the carrying amount of our investment in BHG while earnings from BHG increase the carrying amount of our investment in BHG. Our proportionate share of earnings from BHG are included in our consolidated tax return. Profits from intercompany transactions are eliminated. Earnings from BHG may fluctuate from period-to-period. No loans were purchased from BHG by Pinnacle Bank for the three-month periods ended March 31, 2018 or 2017, respectively.

As our ownership interest in BHG is 49%, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity method investment in noninterest income.  For the three months ended March 31, 2018, BHG reported $43.8 million in revenues, net of substitution losses of $11.3 million compared to revenues of $34.2 million for the three months ended March 31, 2017, net of substitution losses of $11.2 million.

•
Approximately $35.1 million of BHG's revenues for the three months ended March 31, 2018 related to gains on the sale of commercial loans BHG had previously issued to doctor, dentist and other medical and professional practices compared to $26.8 million for the three months ended March 31, 2017. BHG refers to this activity as its core product. BHG typically funds these loans from cash reserves on its balance sheet. Subsequent to origination, these core product loans are sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan. The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments.  BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. At March 31, 2018, there were $1.6 billion in core product loans previously sold by BHG that were being actively serviced by BHG's bank network of purchasers.

Traditionally, BHG, at its sole option, may also provide purchasers of these core product loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. This substitution is subject to the purchaser having adhered to the standards of its purchase agreement with BHG. Additionally, all substitutions are subject to the approval by BHG's board of managers. As a result, the reacquired loans are deemed purchase credit impaired and recorded on BHG's balance sheet at the net present value of the loan's anticipated cash flows.  BHG will then initiate collection efforts and attempt to restore the reacquired loan to performing status. Substitution losses are recorded as a contra revenue account and reduce total revenues discussed above. BHG maintained a liability as of March 31, 2018 and 2017 of $72.9 million and $52.9 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution.

•
BHG will maintain loans on its balance sheet for a period of time prior to sale or transfer to a purchaser. BHG also has an investment portfolio on which it earns interest and dividend income. Net interest income and fees associated with this activity amounted to $6.5 million and $4.2 million, respectively, for the three months ended March 31, 2018 and March 31, 2017.

•
Additionally, BHG will also refer loans to other financial institutions and, based on an agreement with the institution, earn a fee for doing so. Typically, these are loans that BHG believes would either be classified as consumer-type loans rather than commercial loans, the loans fail to meet the credit underwriting standards of BHG but another institution will accept the loans or are loans to borrowers in certain geographic locations where BHG has elected not to do business. For the three months ended March 31, 2018, BHG recognized fee income of $190,000 as compared to $2.1 million for the same period in the prior year related to these activities.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, and other noninterest income items. Interchange revenues increased in the three months ended March 31, 2018 as a result of increased debit and credit card transactions as compared to the comparable period in 2017 resulting from both customers added through acquisition and organic growth, but were negatively impacted by the Durbin amendment which was applicable to us beginning on July 1, 2017. We estimate that the Durbin amendment negatively impacted our noninterest income by approximately $2.8 million to $3.7 million in the first quarter of 2018. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $2.8 million for the three months ended March 31, 2018 compared to $1.1 million for the three months ended March 31, 2017. The increase in earnings on these bank-owned life insurance policies resulted primarily from the additional $202.3 million of bank-owned life insurance policies with terms similar to our existing policies which were added upon acquisition of BNC. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. Loan swap fees are also included in other noninterest income and increased by $243,000 when compared to the three months ended March 31, 2017, as a result of increase in market demand in the current rate environment. Also included in other noninterest income are fees related to SBA loan sales which were $1.1 million for the three months ended March 31, 2018 compared to $307,000 for the three months ended March 31, 2017. The growth in fees related to SBA loan sales was principally the result of our acquisition of BNC, which engaged in a larger volume of these transactions than we did prior to the merger.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses. The following is a summary of our noninterest expense for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		2018 - 2017 Percent
	2018	2017	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$39,104	$23,414	67.0%
Commissions	3,029	1,631	85.7%
Cash and equity incentives	10,180	5,921	71.9%
Employee benefits and other	11,406	7,386	54.4%
Total salaries and employee benefits	63,719	38,352	66.1%
Equipment and occupancy	17,743	9,675	83.4%
Other real estate expense (income)	(794)	252	(415.1%)
Marketing and business development	2,247	1,879	19.6%
Postage and supplies	2,039	1,197	70.3%
Amortization of intangibles	2,698	1,196	125.6%
Merger related expense	5,353	672	696.6%
Other noninterest expense	15,575	8,831	76.4%
Total noninterest expense	$108,580	$62,054	75.0%

Total salaries and employee benefits expenses increased approximately $25.4 million for the three months ended March 31, 2018 compared to the same period in 2017, primarily the result of our annual merit increases that are effective on January 1 of each year as well as the overall increase in our associate base. At March 31, 2018, our associate base had expanded to 2,148.0 full-time equivalent associates as compared to 1,217.5 at March 31, 2017. At March 31, 2018, the Carolinas and Virginia represented approximately 557 full-time equivalent associates. We expect salary and benefit expenses will continue to rise as we hire more experienced bankers throughout our expanded franchise or new markets in which we might expand and add associates resulting from mergers and/or acquisitions. Moreover, as our total assets now exceed $20 billion, we also expect our compliance costs and FDIC insurance assessment expense will continue to increase.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our associates participate in our equity compensation plans. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of revenues and earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. For the first quarter of 2018, we accrued incentive costs for the cash incentive plan in 2018 at less than our targeted awards.

Also included in employee benefits and other expense for the quarters ended March 31, 2018 and 2017 were approximately $4.4 million and $3.5 million, respectively, of compensation expenses related to equity-based awards for restricted shares or restricted share units, including those with performance-based vesting criteria. We have not issued stock options since 2008. Under our equity incentive plans, we provide a broad-based equity incentive program for all associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. Our compensation expense associated with equity awards for the quarter ended March 31, 2018 increased when compared to the quarter ended March 31, 2017 as a result of the additional associates we have hired since March 31, 2017, primarily in connection with our acquisition of BNC. We expect our compensation expense associated with equity awards to continue to increase in 2018 when compared to 2017 as a result of our intention to hire additional experienced financial advisors during the remainder of 2018. Employee benefits and other expenses include costs associated with our 401k plan, health insurance, and payroll taxes.

Equipment and occupancy expenses for the three months ended March 31, 2018 increased $8.1 million as compared to the same period in the prior year due to our BNC merger and two new locations opened in our Tennessee markets in the latter part of 2017. We intend to expand our footprint by one location in each of the Knoxville, Chattanooga, and Memphis MSAs annually. In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense. There are no current plans to expand our branch distribution in the Carolinas and Virginia.

Marketing and business development expense for the three months ended March 31, 2018 was $2.2 million compared to $1.9 million for the three months ended March 31, 2017. The primary source of the increase in 2018 as compared to 2017 is related to our merger with BNC and the associated marketing and business development expenses for the expanded footprint.

Intangible amortization expense was $2.7 million for the three months ended March 31, 2018 compared to $1.2 million for the same period in 2017. The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives at March 31, 2018:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
CapitalMark	2015	6.2	7	2.4
Magna Bank	2015	3.2	6	1.0
Avenue	2016	8.8	9	5.8
BNC	2017	48.1	10	42.1
Book of Business Intangible:
Miller Loughry Beach Insurance	2008	1.3	20	0.3
CapitalMark	2015	0.3	16	0.2
BNC Insurance	2017	0.4	20	0.4
BNC Trust	2017	1.9	10	1.8

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense is estimated to decrease from $10.2 million to $5.1 million per year over the next 5 years with lesser amounts for the remaining amortization period.

During the three months ended March 31, 2018, merger-related charges of $5.4 million were incurred associated with our merger with BNC. We expect any future merger-related charges related to our merger with BNC to be minimal. Merger-related charges during the quarter ended March 31, 2018 were inclusive of costs associated with associate retention packages and cultural and technology integrations.

Total other noninterest expenses increased by $6.7 million during the three months ended March 31, 2018 when compared to the same period in 2017. This increase is due to a variety of factors and includes increases in FDIC insurance premiums of $2.3 million as well as increases in fees related to our credit card reward programs, increases in audit and consulting fees and increased directors' fees in the three months ended March 31, 2018 when compared to the three months ended March 31, 2017.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 49.7% for the three months ended March 31, 2018 compared to 52.1% for the three months ended March 31, 2017. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the quarter ended March 31, 2018 was negatively impacted by merger-related charges.

Income Taxes. During the three months ended March 31, 2018, Pinnacle Financial recorded income tax expense of $19.6 million compared to $13.8 million for the three months ended March 31, 2017. Pinnacle Financial's effective tax rate for the three months ended March 31, 2018 was 19.0% compared to 25.8% at March 31, 2017. Pinnacle Financial's effective tax rate differs from the combined federal and state income tax statutory rate in effect during the respective periods primarily due to the reduction in the federal statutory corporate tax rate following enactment of the Tax Cuts and Jobs Act, state excise tax expense, our investments in bank-qualified municipal securities, our real estate investment trust, participation in the Tennessee CITC program, and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and certain merger-related expenses. On January 1, 2017 we adopted FASB Accounting Standards Update (ASU) 2016-09 Stock Compensation Improvements to Employee Share-Based Payment Activity, which represented a change in accounting for the tax effects related to vesting of common shares and the exercise of stock options previously granted to our employees through our various equity compensation plans. This change (which predominately impacts our first quarter results, when most of our equity awards experience annual vesting events) resulted in a reduction in tax expense of $2.7 million for the quarter ended March 31, 2018 compared to a reduction of $3.8 million for the quarter ended March 31, 2017.

Financial Condition

Our consolidated balance sheet at March 31, 2018 reflects an increase in total loans outstanding to $16.33 billion compared to $15.63 billion at December 31, 2017. Total deposits increased by $51.2 million between December 31, 2017 and March 31, 2018. Total assets were $22.94 billion at March 31, 2018 compared to $22.20 billion at December 31, 2017.

Loans.  The composition of loans at March 31, 2018 and at December 31, 2017 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$6,794,288	41.6%	$6,669,610	42.7%
Consumer real estate – mortgage	2,580,766	15.8%	2,561,214	16.4%
Construction and land development	2,095,875	12.8%	1,908,288	12.2%
Commercial and industrial	4,490,886	27.5%	4,141,341	26.5%
Consumer and other	364,202	2.3%	352,663	2.2%
Total loans	$16,326,017	100.0%	$15,633,116	100.0%

The composition of our loan portfolio has changed due to our merger with BNC, which had more of a commercial real estate focus, including construction, than we did in our legacy Tennessee markets. As we intend to focus on growth of the commercial and industrial segment in our expanded footprint, we continue to believe our commercial and industrial portfolio will again become a more substantial portion of our total loan portfolio. The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At March 31, 2018, approximately 35.7% of the outstanding principal balance of our commercial real estate - mortgage loans was secured by owner-occupied commercial real estate properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Growth in the construction and land development loan segment reflects the development growth of the local economies in which we operate and is diversified between commercial, residential and land.

Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes.  Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital.   At March 31, 2018 and December 31, 2017, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 96.1% and 89.4%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 306.2% and 297.1% as of March 31, 2018 and December 31, 2017, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management.  At March 31, 2018 we slightly exceeded the 300% guideline and have established what we believe to be appropriate controls to monitor our lending in this area as we aim to reduce the level of these loans to below the 300% threshold in the second half of 2018.

The following table classifies our fixed and variable rate loans at March 31, 2018 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at March 31, 2018			Percentage	Percentage
	Fixed Rates	Variable Rates	Totals	At March 31, 2018	At December 31, 2017
Based on contractual maturity:
Due within one year	$838,178	$2,149,135	$2,987,313	18.3%	18.2%
Due in one year to five years	4,368,795	3,616,695	$7,985,490	48.9%	48.2%
Due after five years	2,562,633	2,790,581	$5,353,214	32.8%	33.6%
Totals	$7,769,606	$8,556,411	$16,326,017	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$—	$2,727,348	$2,727,348	16.7%	16.4%
Due within one year	788,056	5,603,428	6,391,484	39.1%	37.8%
Due in one year to five years	4,283,760	499,151	4,782,911	29.3%	28.4%
Due after five years	2,274,506	149,768	2,424,274	14.8%	17.4%
Totals	$7,346,322	$8,979,695	$16,326,017	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

(*) Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Included in variable rate loans are $168.5 million of loans which are currently priced at their contractual floors with a weighted average rate of 5.32%. The weighted average contractual rate on these loans is 4.71%. As a result, interest income on these loans will not change until the contractual rate on the underlying loan exceeds the interest rate floor.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
Accruing loans past due 30 to 89 days:	2018	2017
Commercial real estate – mortgage	$10,483	$23,331
Consumer real estate – mortgage	13,367	14,835
Construction and land development	606	4,136
Commercial and industrial	9,262	7,406
Consumer and other	4,816	6,311
Total accruing loans past due 30 to 89 days	$38,534	$56,019

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$137	$104
Consumer real estate – mortgage	19	1,265
Construction and land development	3	146
Commercial and industrial	589	1,348
Consumer and other	383	1,276
Total accruing loans past due 90 days or more	$1,131	$4,139

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.23%	0.36%
Accruing loans past due 90 days or more as a percentage of total loans	0.01%	0.02%
Total accruing loans in past due status as a percentage of total loans	0.24%	0.38%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $158.1 million, or 1.0% of total loans at March 31, 2018, compared to $164.0 million, or 1.1% of total loans at December 31, 2017. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. Approximately $8.3 million of potential problem loans were past due at least 30 days but less than 90 days as of March 31, 2018.

Nonperforming Assets and Troubled Debt Restructurings. At March 31, 2018, we had $94.7 million in nonperforming assets compared to $85.5 million at December 31, 2017. Included in nonperforming assets were $70.2 million in nonaccrual loans and $24.5 million in OREO and other nonperforming assets at March 31, 2018 and $57.5 million in nonaccrual loans and $28.0 million in OREO and other nonperforming assets at December 31, 2017. At March 31, 2018 and December 31, 2017, there were $6.1 million and $6.6 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

Allowance for Loan Losses (allowance).  We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of March 31, 2018 and December 31, 2017, our allowance for loan losses was approximately $70.2 million and $67.2 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for loan losses is adjusted to an amount that our management deems appropriate to adequately cover the probable losses in the loan portfolio based on our allowance for loan loss methodology. Our allowance for loan losses as a percentage of loans remained unchanged at March 31, 2018 from December 31, 2017 at 0.43%. As a result of our acquired loan portfolios being recorded at fair value upon acquisition, no allowance for loan losses is assigned to purchased loans as of the date of acquisition. However, an allowance for loan losses is recorded for purchased loans that have experienced credit deterioration subsequent to acquisition or increases in balances outstanding.

As of March 31, 2018, net loans included a remaining net fair value discount of $148.9 million. For the three months ended March 31, 2018, the net fair value discount changed as follows:

	Accretable Yield	Nonaccretable Yield	Total
December 31, 2017	$132,002	$31,537	163,539
Acquisitions	—	—	—
Year-to-date accretion and settlements	(13,163)	(1,491)	(14,654)
March 31, 2018	$118,839	$30,046	$148,885

The following table sets forth, based on management's estimate, the allocation of the allowance to categories of loans as well as the unallocated portion as of March 31, 2018 and December 31, 2017 and the percentage of loans in each category to total loans (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$22,688	41.6%	$21,188	42.7%
Consumer real estate - mortgage	5,100	15.8%	5,031	16.4%
Construction and land development	10,116	12.8%	8,962	12.2%
Commercial and industrial	26,648	27.5%	24,863	26.5%
Consumer and other	5,476	2.3%	5,874	2.2%
Unallocated	176	NA	1,322	NA
Total allowance for loan losses	$70,204	100.0%	$67,240	100.0%

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2018 and for the year ended December 31, 2017 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Three months ended March 31, 2018	Year ended December 31, 2017
Balance at beginning of period	$67,240	$58,980
Provision for loan losses	6,931	23,664
Charged-off loans:
Commercial real estate – mortgage	(728)	(633)
Consumer real estate – mortgage	(336)	(1,461)
Construction and land development	(2)	(137)
Commercial and industrial	(2,540)	(4,297)
Consumer and other loans	(5,063)	(15,518)
Total charged-off loans	(8,669)	(22,046)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	1,396	671
Consumer real estate – mortgage	666	1,516
Construction and land development	565	1,136
Commercial and industrial	888	1,317
Consumer and other loans	1,187	2,002
Total recoveries of previously charged-off loans	4,702	6,642
Net charge-offs	(3,967)	(15,404)
Balance at end of period	$70,204	$67,240
Ratio of allowance for loan losses to total loans outstanding at end of period	0.43%	0.43%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.10%	0.13%

(1)Net charge-offs for the year-to-date period ended March 31, 2018 have been annualized.

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
Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of inherent losses existing in the loan portfolio at March 31, 2018. While our policies and procedures used to estimate the allowance for loan losses as well as the resultant provision for loan losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $2.98 billion and $2.54 billion at March 31, 2018 and December 31, 2017, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at March 31, 2018 and December 31, 2017 follows:

	March 31, 2018	December 31, 2017
Weighted average life	6.91 years	6.29 years
Effective duration	3.50%	3.49%
Tax equivalent yield	2.87%	2.68%
Deposits and Other Borrowings.   We had approximately $16.50 billion of deposits at March 31, 2018 compared to $16.45 billion at December 31, 2017. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $131.9 million at March 31, 2018 and $135.3 million at December 31, 2017. Additionally, at March 31, 2018 and December 31, 2017, Pinnacle Bank had borrowed $1.98 billion and $1.32 billion, respectively, in advances from the Federal Home Loan Bank of Cincinnati (FHLB). At March 31, 2018, Pinnacle Bank also had approximately $4.1 billion in additional availability with the FHLB; however, incremental borrowings are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or non-core funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	Percent	December 31, 2017	Percent
Core funding:
Noninterest-bearing deposit accounts	$4,274,213	22.4%	$4,381,386	23.9%
Interest-bearing demand accounts	2,803,718	14.7%	2,790,490	15.2%
Savings and money market accounts	5,852,950	30.7%	5,813,666	31.6%
Time deposit accounts less than $250,000	1,292,785	6.8%	1,260,162	6.9%
Total core funding	14,223,666	74.6%	14,245,704	77.6%
Non-core funding:
Relationship based non-core funding:
Reciprocating NOW deposits (1)	64,074	0.3%	77,472	0.4%
Reciprocating money market accounts (1)	365,292	1.9%	408,806	2.2%
Reciprocating time deposits	98,185	0.5%	106,227	0.6%
Other time deposits	472,353	2.5%	444,951	2.4%
Securities sold under agreements to repurchase	131,863	0.7%	135,262	0.8%
Total relationship based non-core funding	1,131,767	5.9%	1,172,718	6.4%
Wholesale funding:
Brokered deposits	570,688	3.0%	445,822	2.4%
Brokered time deposits	709,658	3.7%	722,721	3.9%
Federal Home Loan Bank advances	1,976,881	10.4%	1,319,909	7.2%
Subordinated debt- Pinnacle Bank	127,788	0.6%	127,727	0.7%
Subordinated debt- Pinnacle Financial	337,761	1.8%	337,778	1.8%
Total wholesale funding	3,722,776	19.5%	2,953,957	16.0%
Total non-core funding	4,854,543	25.4%	4,126,675	22.4%
Totals	$19,078,209	100.0%	$18,372,379	100.0%
______________________

(1)
The reciprocating categories consists of deposits we receive from a bank network (the CDARS network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the CDARS network.

As noted in the table above, our core funding as a percentage of total funding decreased from 77.6% at December 31, 2017 to 74.6% at March 31, 2018, primarily as a result of our increased FHLB advances and increased levels of brokered deposits. When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives.  We increased our exposure to brokered deposits in the first quarter of 2018 as a measure to diversify wholesale funding sources. Our Asset Liability Management Policy institutes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits were within those policy limitations as of March 31, 2018.

Our funding policies impose limits on the amount of non-core funding we can utilize based on the non-core funding dependency ratio which is calculated pursuant to regulatory guidelines. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our funding sources back into compliance with our core funding ratios.  At March 31, 2018 and December 31, 2017, we were in compliance with our core funding policies. Growing our core deposit base is a key strategic objective of our firm. Our current growth plans contemplate that we may increase our non-core funding amounts from current levels, but we do not currently anticipate that such increases will exceed our internal policies.

The amount of time deposits as of March 31, 2018 amounted to $2.57 billion.  The following table shows our time deposits in denominations of $100,000 and less and in denominations greater than $100,000 by category based on time remaining until maturity and the weighted average rate for each category as of March 31, 2018 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$278,017	1.04%
Over three but less than six months	283,761	1.19%
Over six but less than twelve months	317,773	1.38%
Over twelve months	334,183	1.63%
	$1,213,734	1.33%
Denominations $100,000 and greater
Three months or less	$332,469	0.98%
Over three but less than six months	229,878	1.06%
Over six but less than twelve months	435,611	1.17%
Over twelve months	361,288	1.61%
	$1,359,246	1.22%
Totals	$2,572,980	1.27%

Subordinated debt and other borrowings.  We have entered into and acquired a number of statutory business trusts which were established to issue 30-year trust preferred securities and related junior subordinated debt instruments and certain other subordinated debt agreements. We also have a $75.0 million revolving credit facility, which we have not drawn upon as of March 31, 2018 and which matures on April 25, 2019. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2018	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	4.98%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	3.71%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	3.96%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	4.97%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	4.97%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	4.57%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	4.12%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	4.01%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	5.39%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	3.61%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	3.50%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	3.81%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed (2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (3)
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed (4)
BNC Subordinated Note	October 15, 2013	October 15, 2023	10,470	6.57%	30-day LIBOR + 5.00% (5)

Other Borrowings
Revolving credit facility (6)	March 28, 2018	April 25, 2019	—	—

Debt issuance costs and fair value adjustments			(7,915)
Total subordinated debt and other borrowings			$465,550
____________________

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
(6) Borrowing capacity on the revolving credit facility is $75.0 million. At March 31, 2018, there was no outstanding balance under this facility. This facility was subsequently amended on April 26, 2018. The rate on the amended facility is 1.75% plus the greater of zero percent and 30-day LIBOR with a maturity date of April 25, 2019 and an unused fee of 0.35% of average daily unused amount of loan.

Following the merger with BNC and as a result of that merger, Pinnacle Financial's total assets were in excess of $15.0 billion which caused the subordinated debentures Pinnacle Financial and BNC issued to cease to qualify as Tier 1 capital under applicable banking regulations. Though these securities no longer qualify as Tier 1 capital, Pinnacle Financial believes these subordinated debentures continue to qualify as Tier 2 capital.

Capital Resources. At March 31, 2018 and December 31, 2017, our shareholders' equity amounted to $3.75 billion and $3.71 billion, respectively, an increase of approximately $41.4 million. The increase is attributable to net income, equity compensation and changes in our other comprehensive income.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was million at March 31, 2018.  During the three months ended March 31, 2018, our bank paid dividends of $25.1 million to us which is within the limits allowed by the TDFI.

During the three months ended March 31, 2018, we paid $11.0 million in dividends to our common shareholders. On April 17, 2018, our board of directors declared a $0.14 quarterly cash dividend to common shareholders which should approximate $11.0 million in aggregate dividend payments that will be paid on May 25, 2018 to common shareholders of record as of the close of business on May 4, 2018. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to us.

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

Our interest rate sensitivity modeling incorporates a number of assumptions for both earnings simulation and EVE, including loan and deposit re-pricing characteristics, the rate of loan prepayments, etc. ALCO periodically reviews these assumptions for accuracy based on historical data and future expectations. Our ALCO policy requires that the base scenario assume rates remain flat and is the scenario to which all others are compared in order to measure the change in net interest income and EVE. Policy limits are applied to the results of certain modeling scenarios. While the primary policy scenarios focus is on a twelve month time frame for the earnings simulations model, longer time horizons are also modeled. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

Earnings simulation model. We believe interest rate risk is best measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, we have policy guidelines for our earnings at risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. For instantaneous upward changes in rates from management's flat interest rate forecast over the next twelve months, assuming a static balance sheet, the following changes are predicted:

Estimated % Change in Net Interest Income Over 12 Months
March 31, 2018
Instantaneous Rate Change
100 bps increase	5.3%
200 bps increase	9.7%

While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, we believe that a gradual shift in interest rates would have a more modest impact. Further, the earnings simulation model does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates.

At March 31, 2018, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy. The board has suspended the requirement to model down 300 and down 400 bps scenarios while 10 year maturity Treasury rates are below 3.0%, which was the case as of March 31, 2018.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At March 31, 2018, our EVE modeling indicates the following changes in EVE due to instantaneous upward changes in rates:

March 31, 2018
Instantaneous Rate Change
100 bps increase	(1.7%)
200 bps increase	(4.9%)

While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, we believe that a gradual shift in interest rates would have a more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates.

At March 31, 2018, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy. The board has suspended the requirement to model down 300 bps and down 400 bps scenarios while 10 year maturity Treasury rates are below 3.0%, which was the case as of March 31, 2018.

Most likely earnings simulation models. We also analyze a most-likely earnings simulation scenario that projects the expected change in rates based on a forward yield curve adopted by management using expected balance sheet volumes forecasted by management.  Separate growth assumptions are developed for loans, investments, deposits, etc.  Other interest rate scenarios analyzed by management may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements to further analyze or stress our balance sheet under various interest rate scenarios. Each scenario is evaluated by management and weighted to determine the most likely result. These processes assist management to better anticipate the financial results of the Company and, as a result, management may determine the need to invest in other operating strategies and tactics which might enhance results or better position the firm's balance sheet to reduce interest rate risk going forward.

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

Management's model governance, model implementation and model validation processes and controls are subject to review in our regulatory examinations to ensure they are in compliance with the most recent regulatory guidelines and consistent with the best practices of our industry. Management utilizes a respected, sophisticated third party asset liability modeling software to help ensure implementation of management's assumptions into the model are processed as intended in a robust manner. That said, there are numerous assumptions regarding financial instrument behavior that are integrated into the model. The assumptions are formulated by combining observations gleaned from our historical studies of financial instruments and our best estimations of how, if at all, these instruments may behave in the future given changes in economic conditions, technology, etc. These assumptions may prove to be inaccurate. Additionally, given the large number of assumptions built into firm's asset liability modeling software, it is difficult at best to compare our results to other firms.

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and the firm's conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers two additional increases in short-term interest rates in 2018.  Our "most likely" rate forecast has been largely consistent over recent quarters and is based primarily on information we acquire from a service which includes a consensus forecast of numerous benchmarks. We may implement additional actions designed to achieve our desired sensitivity position.

We may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities as one tool to manage our interest rate sensitivity, including that inherent in our mortgage lending program, while continuing to meet the credit and deposit needs of our customers. We may also enter into interest rate swaps to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, even though they are not designated as hedging instruments.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to  maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At March 31, 2018, we were in compliance with our liquidity coverage ratio.

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

In addition, our bank is a member of the FHLB Cincinnati.  As a result, our bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB Cincinnati, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on its ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity with the FHLB Cincinnati. At March 31, 2018, we believe we had an estimated $4.1 billion in additional borrowing capacity with the FHLB Cincinnati.  However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati. At March 31, 2018, our bank had received advances from the FHLB Cincinnati totaling $1.98 billion. At March 31, 2018, the scheduled maturities of Pinnacle Bank's FHLB Cincinnati advances and interest rates are as follows (in thousands):

Scheduled Maturities	Amount	Interest Rates (1)
2018	$660,251	1.73%
2019	544,000	1.83%
2020	382,613	1.97%
2021	348,750	2.37%
2022	41,250	2.85%
Thereafter	17	2.75%
Total	$1,976,881
Weighted average interest rate		1.94%
______________________
(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future.  The table reflects rates in effect as of March 31, 2018.

Pinnacle Bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $170.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month of borrowing. We had no outstanding borrowings at March 31, 2018 under these agreements. Our bank also has approximately $2.84 billion in available Federal Reserve discount window lines of credit.

At March 31, 2018, excluding reciprocating time deposits issued through the Promontory Network, we had $1.28 billion of brokered deposits. Historically, we have issued brokered certificates of deposit through several different brokerage houses based on competitive bid.  Through the BNC acquisition, we increased our levels of non-reciprocal insured cash sweep deposits under various multi-year agreements. Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates that we would be required to pay to attract similar deposits within our local markets as well as rates for FHLB advances of similar maturities.

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

At March 31, 2018, we had no significant commitments for capital expenditures. However, we intend to expand our footprint by one location in each of the Knoxville, Chattanooga, and Memphis MSAs annually. In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense. There are no current plans to expand our branch distribution in the Carolinas and Virginia.

Off-Balance Sheet Arrangements.  At March 31, 2018, we had outstanding standby letters of credit of $150.9 million and unfunded loan commitments outstanding of $5.77 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

Recently Adopted Accounting Pronouncements

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU make more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Pinnacle Financial entered into two derivative contracts, one in the first quarter of 2018 and the second in the second quarter of 2018, under early adoption of this standard as noted in Note 9. Derivative Instruments herein.

In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendment in this ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted with modified retrospective application. Pinnacle Financial elected to early adopt this standard in the first quarter of 2018 with no material impact to its financial statements.

In August 2016, the FASB issued  Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230) intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The guidance is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. Pinnacle Financial adopted this standard in the first quarter of 2018 with no material impact to its financial statements, with the exception of dividends received from our equity method investments which were reclassified from cash flow from investments to operating cash flow.

In January 2016, the FASB issued Accounting Standards Update 2016-01 Financial Instruments – Overall (Subtopic 825-10) which, among other things, (i) requires equity investments, excluding those accounted for under the equity method or that result in consolidation, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU 2016-01 became effective for Pinnacle Financial in the first quarter of 2018 and did not have a material impact on our financial statements. See Note 10. Fair Value of Financial Instruments for disclosure of the fair value of financial instruments based on an exit price notion as required by ASU 2016-01.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606 ) developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued  Accounting Standards Update 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). The ASU may be adopted using either a modified retrospective method or a full retrospective method. Pinnacle Financial adopted the ASU during the first quarter of 2018, as required, using a modified retrospective approach. The majority of Pinnacle Financial's revenue stream is generated from interest income on loans and deposits, which are outside the scope of Topic 606. Pinnacle Financial’s sources of income that fall within the scope of Topic 606 include service charges on deposits, investment services, insurance sales commissions, trust fees, interchange fees and gains and losses on sales of other real estate, all of which are presented within noninterest income. Pinnacle Financial has evaluated the effect of Topic 606 on these fee-based income streams and concluded that adoption of the standard did not materially impact its financial statements. The following is a summary of the implementation considerations for the revenue streams that fall within the scope of Topic 606:

•
Service charges on deposits, investment services, trust fees and interchange fees — Fees from these services are either transaction based, for which the performance obligations are satisfied when the individual transaction is processed, or set periodic service charges, for which the performance obligations are satisfied over the period the service is provided. Transaction based fees are recognized at the time the transaction is processed, and periodic service charges are recognized over the service period. The adoption of Topic 606 had no impact on Pinnacle Financial's revenue recognition practice for these services.

•
Insurance sales commissions — Insurance commissions are received from insurance companies in return for the placement of policies with customers. While additional services, such as claims assistance, may be provided over the term of the policy, the revenues are substantially earned at the time of policy placement. The only contingency in earning the revenue relates to the potential for subsequent cancellation of policies. Accordingly, revenue is recognized at the time of policy placement, net of an allowance for estimated policy cancellations. The adoption of Topic 606 had no impact on Pinnacle Financial's revenue recognition related to insurance sales commissions.

•
Gains on sales of other real estate — ASU 2014-09 creates Topic 610-20, under which a gain on sale should be recognized when a contract for sale exists and control of the asset has been transferred to the buyer. Topic 606 list several criteria which must exist to conclude that a contract for sale exists, including a determination that the institution will collect substantially all of the consideration to which it is entitled. This presents a key difference between the current and new guidance related to the recognition of the gain when the institution finances the sale of the property. Rather than basing recognition on the amount of the buyer's initial investment, which was the primary consideration under prior guidance, the analysis is now based on various factors including not only the loan to value, but also the credit quality of the borrower, the structure of the loan, and any other factors that may affect collectability. While these differences may affect the decision to recognize or defer gains on sales of other real estate in circumstances where Pinnacle Financial has financed the sale, the effects would not be material to its financial statements.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU addressed the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the newly enacted federal corporate tax rate included in the Tax Cuts and Jobs Act issued December 22, 2017. These amendments allow an entity to make a reclassification from other comprehensive income to retained earnings for the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted with retrospective application. Pinnacle Financial does not expect this standard to have a material impact and will implement the standard when the final BNC tax return is finalized.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify how entities other than private companies, such as public business entities and not-for-profit entities, are required to test goodwill for impairment by eliminating the comparison of the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those periods. If this standard had been effective as of the date of the financial statements included in this report, there would have been no impact on Pinnacle Financial's consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendment in this ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. If this standard had been effective as of the date of the financial statements included in this report, there would have been no impact on Pinnacle Financial's consolidated financial statements.

In February 2016, the FASB issued  Accounting Standards Update 2016-02, Leases guidance requiring the recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for operating leases. The guidance becomes effective for us on January 1, 2019.  If this standard was effective as of the date of the financial statements included in this report, Pinnacle Financial would have recorded a right of use asset and liability in an amount similar to its current future minimum lease obligations.

In June 2016, the FASB issued  Accounting Standards Update 2016-13,  Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (CECL), which introduces the current expected credit losses methodology. Among other things, CECL requires the measurement of all expected credit losses for financial assets, including loans and held-to-maturity debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model will require institutions to calculate all probable and estimable losses that are expected to be incurred through the financial asset's entire life through a provision for credit losses, including loans obtained as a result of any acquisition not deemed to be purchased credit deteriorated (PCD). CECL also requires the allowance for credit losses for PCD loans to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as provision expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective. The amendments are effective for fiscal years beginning after December 15, 2019. Early application will be permitted for fiscal years beginning after December 15, 2018. Pinnacle Financial is currently assessing the impact of the new guidance on its consolidated financial statements. An increase in the overall allowance for loan losses is likely upon adoption in order to provide for expected credit losses over the life of the loan portfolio.

Other than those pronouncements discussed above and those which have been recently adopted, we do not believe there were any other recently issued accounting pronouncements that are expected to materially impact Pinnacle Financial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 35 through 55 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party or of which any of their property is the subject.

ITEM 1A.  RISK FACTORS

Investing in Pinnacle Financial involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in Pinnacle Financial have been outlined in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition.  There has been no material change to our risk factors as previously disclosed in the above described Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended March 31, 2018.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	30,084	$67.47	—	—
February 1, 2018 to February 28, 2018	48,708	65.09	—	—
March 1, 2018 to March 31, 2018	—	—	—	—
Total	78,792	$65.99	—	—
______________________

(1)
During the quarter ended March 31, 2018, 253,052 shares of restricted stock previously awarded to certain of the participants in our equity incentive plans vested. We withheld 78,792 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

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

3.1
Amended and Restated Charter of Pinnacle Financial Partners, Inc., as amended (Restated for SEC filing purposes only), incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 18, 2018

3.2
Second Amended and Restated Bylaws of Pinnacle Financial Partners, Inc., effective as of October 17, 2017, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017.

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

10.34#
Salary Continuation Agreement dated as of December 12, 2016, between Richard D. Callicutt II and Bank of North Carolina, incorporated herein by reference to Exhibit 10.1 to BNC Bancorp’s Current Report on Form 8-K filed on December 16, 2016.

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

10.36#	Pinnacle Financial Partners, Inc. 2018 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 26, 2018.
10.37#	Pinnacle Financial Partners, Inc. 2018 Omnibus Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 18, 2018.
10.38
Third Amendment to Loan Agreement dated as of March 27, 2018 by and between U.S. Bank National Association and Pinnacle Financial Partners, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 1, 2018.

10.39
Fourth Amendment to Loan Agreement dated as of April 26, 2018 by and between U.S. Bank National Association and Pinnacle Financial Partners, Inc., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 1, 2018.

10.4*#	Form of Directors Restricted Stock Agreement.
10.41*#	Form of Named Executive Officers Performance Unit Award Agreement.
10.42*#	Form of Associate Time-Vested Restricted Stock Agreement.
16.1	Letter to the Securities and Exchange Commission from KPMG LLP, incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed March 3, 2016.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Documents
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

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

PINNACLE FINANCIAL PARTNERS, INC.

May 7, 2018	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

May 7, 2018	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer