Form 10-Q
period 2018-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2018-11-02
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

As of October 31, 2018 there were 77,888,834 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2018

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "aim," "anticipate," "intend," "may", "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:  (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits; (iii) the inability of Pinnacle Financial, or entities in which it has significant investments, like Bankers Healthcare Group, LLC (BHG), to maintain the historical growth rate of its, or such entities', loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) the impact of competition with other financial institutions, including pricing pressures (including those resulting from the Tax Cuts and Jobs Act) and the resulting impact on Pinnacle Financial’s results, including as a result of compression to net interest margin; (vii) greater than anticipated adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina and Virginia,  particularly in commercial and residential real estate markets; (viii) fluctuations or unanticipated changes in interest rates on loans or deposits or that affect the yield curve; (ix) the results of regulatory examinations; (x) a merger or acquisition; (xi) risks of expansion into new geographic or product markets; (xii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or intangible assets; (xiii) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank as quickly as anticipated or at all), to retain financial advisors (including as a result of the competitive environment resulting from the Tax Cuts and Jobs Act) or otherwise to attract customers from other financial institutions; (xiv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xv) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Financial's level of applicable commercial real estate loans exceed percentage levels of total capital in guidelines recommended by its regulators; (xvi) risks associated with litigation, including the applicability of insurance coverage; (xvii) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xviii) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Financial contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xix) the possibility of increased compliance costs or other operational expenses as a result of increased regulatory oversight, including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients; (xx) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company if not prohibited from doing so by Pinnacle Financial or Pinnacle Bank; (xxi) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxii) the availability and access to capital; (xxiii) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions; and (xxiv) general competitive, economic, political and market conditions. Additional factors which could affect the forward looking statements can be found in Pinnacle Financial's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC and available on the SEC's website at http://www.sec.gov. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30, 2018	December 31, 2017
ASSETS
Cash and noninterest-bearing due from banks	$145,638	$176,553
Interest-bearing due from banks	394,129	496,911
Federal funds sold and other	11,313	106,132
Cash and cash equivalents	551,080	779,596

Securities available-for-sale, at fair value	3,004,582	2,515,283
Securities held-to-maturity (fair value of $192.5 million and $20.8 million at Sept. 30, 2018 and Dec. 31, 2017, respectively)	194,997	20,762
Consumer loans held-for-sale	47,417	103,729
Commercial loans held-for-sale	11,402	25,456

Loans	17,464,009	15,633,116
Less allowance for loan losses	(79,985)	(67,240)
Loans, net	17,384,024	15,565,876

Premises and equipment, net	268,387	266,014
Equity method investment	221,302	221,667
Accrued interest receivable	73,366	57,440
Goodwill	1,807,121	1,808,002
Core deposits and other intangible assets	48,737	56,710
Other real estate owned	17,467	27,831
Other assets	927,663	757,334
Total assets	$24,557,545	$22,205,700

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,476,925	$4,381,386
Interest-bearing	3,195,657	2,987,291
Savings and money market accounts	7,262,968	6,548,964
Time	3,471,965	2,534,061
Total deposits	18,407,515	16,451,702
Securities sold under agreements to repurchase	130,217	135,262
Federal Home Loan Bank advances	1,520,603	1,319,909
Subordinated debt and other borrowings	465,487	465,505
Accrued interest payable	20,944	10,480
Other liabilities	115,738	114,890
Total liabilities	20,660,504	18,497,748
Stockholders' equity:
Preferred stock, no par value; 10.0 million shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 180.0 million shares authorized at Sept. 30, 2018 and 90.0 million shares authorized at Dec. 31, 2017; 77.9 million and 77.7 million shares issued and outstanding at Sept. 30, 2018 and Dec. 31, 2017, respectively	77,867	77,740
Additional paid-in capital	3,123,323	3,115,304
Retained earnings	750,363	519,144
Accumulated other comprehensive loss, net of taxes	(54,512)	(4,236)
Total stockholders' equity	3,897,041	3,707,952
Total liabilities and stockholders' equity	$24,557,545	$22,205,700
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$221,901	$183,570	$621,873	$389,093
Securities:
Taxable	12,209	12,067	35,179	26,765
Tax-exempt	10,074	4,620	25,709	8,533
Federal funds sold and other	3,926	1,639	7,861	3,376
Total interest income	248,110	201,896	690,622	427,767

Interest expense:
Deposits	44,172	19,104	100,920	38,216
Securities sold under agreements to repurchase	165	148	438	277
Federal Home Loan Bank advances and other borrowings	14,353	9,734	43,137	20,984
Total interest expense	58,690	28,986	144,495	59,477
Net interest income	189,420	172,910	546,127	368,290
Provision for loan losses	8,725	6,920	25,058	17,384
Net interest income after provision for loan losses	180,695	165,990	521,069	350,906

Noninterest income:
Service charges on deposit accounts	6,404	5,921	18,289	13,955
Investment services	5,237	3,660	15,250	9,592
Insurance sales commissions	2,126	2,123	7,293	5,444
Gain on mortgage loans sold, net	3,902	5,963	11,423	14,785
Gain on sale of investment securities, net	11	—	41	—
Trust fees	3,087	2,636	9,768	6,019
Income from equity method investment	14,236	8,937	33,286	25,514
Other noninterest income	16,475	14,008	48,250	33,392
Total noninterest income	51,478	43,248	143,600	108,701

Noninterest expense:
Salaries and employee benefits	69,117	64,288	196,948	146,316
Equipment and occupancy	19,252	16,590	55,203	36,978
Other real estate expense	67	513	92	827
Marketing and other business development	3,293	2,222	8,084	6,228
Postage and supplies	1,654	1,755	5,984	4,074
Amortization of intangibles	2,616	3,077	7,973	5,745
Merger related expense	—	8,847	8,259	12,740
Other noninterest expense	17,991	12,444	50,935	30,679
Total noninterest expense	113,990	109,736	333,478	243,587
Income before income taxes	118,183	99,502	331,191	216,020
Income tax expense	24,436	35,060	67,069	68,839
Net income	$93,747	$64,442	$264,122	$147,181
Per share information:
Basic net income per common share	$1.22	$0.84	$3.42	$2.48
Diluted net income per common share	$1.21	$0.83	$3.41	$2.46
Weighted average shares outstanding:
Basic	77,145,023	76,678,584	77,116,377	59,371,202
Diluted	77,490,977	77,232,098	77,442,554	59,910,344

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$93,747	$64,442	$264,122	$147,181
Other comprehensive income (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	(16,899)	(967)	(53,167)	133
Change in fair value of cash flow hedges, net of tax	783	239	3,453	1,307
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	(10)	(47)	(103)	(160)
Gain on cash flow hedges reclassified from other comprehensive income into net income, net of tax	(145)	(139)	(429)	(204)
Net gain on sale of investment securities reclassified from other comprehensive income into net income, net of tax	(8)	—	(30)	—
Total other comprehensive income (loss), net of tax	(16,279)	(914)	(50,276)	1,076
Total comprehensive income	$77,468	$63,528	$213,846	$148,257

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars and shares in thousands)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Stockholder's Equity
Balance at December 31, 2016	46,359	$46,359	$1,083,491	$381,072	$(14,227)	$1,496,695
Exercise of employee common stock options and related tax benefits	194	194	3,627	—	—	3,821
Common dividends paid	—	—	—	(24,983)	—	(24,983)
Issuance of restricted common shares, net of forfeitures	264	264	(264)	—	—	—
Issuance of common equity, net of costs	3,220	3,220	188,974	—	—	192,194
Common stock issued in conjunction with acquisition of BNC Bancorp, net of issuance costs	27,687	27,687	1,820,146	—	—	1,847,833
Restricted shares withheld for taxes and related tax benefit	(72)	(72)	(4,808)	—	—	(4,880)
Compensation expense for restricted shares	—	—	14,412	—	—	14,412
Net income	—	—	—	147,181	—	147,181
Other comprehensive income	—	—	—	—	1,076	1,076
Balance at September 30, 2017	77,652	$77,652	$3,105,578	$503,270	$(13,151)	$3,673,349

Balance at December 31, 2017	77,740	$77,740	$3,115,304	$519,144	$(4,236)	$3,707,952
Exercise of employee common stock options and related tax benefits	90	90	1,610	—	—	1,700
Common dividends paid	—	—	—	(32,903)	—	(32,903)
Issuance of restricted common shares, net of forfeitures	141	141	(141)	—	—	—
Restricted shares withheld for taxes and related tax benefit	(104)	(104)	(6,704)	—	—	(6,808)
Compensation expense for restricted shares	—	—	13,254	—	—	13,254
Net income	—	—	—	264,122	—	264,122
Other comprehensive loss	—	—	—	—	(50,276)	(50,276)
Balance at September 30, 2018	77,867	$77,867	$3,123,323	$750,363	$(54,512)	$3,897,041

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net income	$264,122	$147,181
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	14,366	8,388
Depreciation, amortization and accretion	(20,959)	(14,848)
Provision for loan losses	25,058	17,384
Gain on mortgage loans sold, net	(11,423)	(14,785)
Investment gains on sales, net	(41)	—
Stock-based compensation expense	13,254	14,412
Deferred tax expense	17,339	15,646
Losses (gains) on dispositions of other real estate and other investments	(259)	74
Income from equity method investment	(33,286)	(25,514)
Dividends received from equity method investment	33,651	19,372
Excess tax benefit from stock compensation	(2,953)	(4,608)
Gain on commercial loans sold, net	(1,985)	(791)
Commercial loans held for sale:
Loans originated	(226,551)	(116,013)
Loans sold	242,590	119,007
Consumer loans held for sale:
Loans originated	(941,991)	(772,239)
Loans sold	964,747	756,729
Decrease (increase) in other assets	(31,805)	793
Increase (decrease) in other liabilities	14,626	(30,057)
Net cash provided by operating activities	318,500	120,131
Investing activities:
Activities in securities available-for-sale:
Purchases	(1,023,876)	(1,158,038)
Sales	22,702	7,492
Maturities, prepayments and calls	243,678	207,209
Activities in securities held-to-maturity:
Maturities, prepayments and calls	5,280	4,115
Increase in loans, net	(1,757,157)	(1,194,966)
Purchases of software, premises and equipment	(18,478)	(36,045)
Proceeds from sales of software, premises and equipment	458	23
Proceeds from sale of other real estate	13,204	6,931
Acquisitions, net of cash acquired	—	155,142
Purchase of bank owned life insurance policies	(100,000)	(55,000)
Increase in other investments	(47,687)	(22,508)
Net cash used in investing activities	(2,661,876)	(2,085,645)
Financing activities:
Net increase in deposits	1,957,566	825,060
Net decrease in securities sold under agreements to repurchase	(5,045)	(18,460)
Advances from Federal Home Loan Bank:
Issuances	1,439,906	1,934,750
Payments/maturities	(1,239,198)	(717,048)
Decrease in other borrowings, net	(240)	(190)
Principal payments of capital lease obligation	(118)	(111)
Proceeds from common stock issuance, net	—	192,194
Exercise of common stock options and stock appreciation rights, net of repurchase of restricted shares	(5,107)	(1,060)
Common stock dividends paid	(32,904)	(24,984)
Net cash provided by financing activities	2,114,860	2,190,151
Net increase (decrease) in cash and cash equivalents	(228,516)	224,637
Cash and cash equivalents, beginning of period	779,596	183,645
Cash and cash equivalents, end of period	$551,080	$408,282

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

Goodwill — ASC 350-35-3 provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the quantitative two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. Based on the qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the quantitative two-step goodwill impairment test is not required. Pinnacle Financial performed its annual qualitative assessment as of September 30, 2018. As a result of this assessment, Pinnacle Financial believes that it is not more likely than not that the fair value of our entity is less than book value, and accordingly, the assessment indicates there is no impairment of goodwill as of September 30, 2018. As such, the additional two-step quantitative assessment was not required.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for each of the nine months ended September 30, 2018 and September 30, 2017 was as follows (in thousands):

	For the nine months ended September 30,
	2018	2017
Cash Transactions:
Interest paid	$136,154	$56,804
Income taxes paid, net	55,525	53,199
Noncash Transactions:
Loans charged-off to the allowance for loan losses	22,316	16,308
Loans foreclosed upon and transferred to other real estate owned	2,066	3,573
Loans foreclosed upon and transferred to other assets	1,580	641
Other real estate sales financed	276	—
Available-for-sale securities transferred to held-to-maturity portfolio	179,763	—
Held-for-sale loans transferred to held-for-investment loan portfolio	44,980	—
Common stock issued in connection with acquisition (1)	—	1,858,133

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

The following is a summary of the basic and diluted net income per share calculations for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic net income per share calculation:
Numerator - Net income	$93,747	$64,442	$264,122	$147,181

Denominator - Weighted average common shares outstanding	77,145	76,679	77,116	59,371
Basic net income per common share	$1.22	$0.84	$3.42	$2.48

Diluted net income per share calculation:
Numerator – Net income	$93,747	$64,442	$264,122	$147,181

Denominator - Weighted average common shares outstanding	77,145	76,679	77,116	59,371
Dilutive shares contingently issuable	346	554	326	539
Weighted average diluted common shares outstanding	77,491	77,232	77,443	59,910
Diluted net income per common share	$1.21	$0.83	$3.41	$2.46

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

Recently Adopted Accounting Pronouncements  —  In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU make more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments will be effective for public companies for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. Pinnacle Financial early adopted this standard in the first quarter of 2018 and subsequently entered into three hedging transactions during the nine months ended September 30, 2018, all of which are eligible for hedge accounting as a result of the new standard, as noted in Note 9. Derivative Instruments.

In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendment in this ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted with modified retrospective application. Pinnacle Financial elected to early adopt this standard in the first quarter of 2018 and it continues to have no material impact to its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendment in this ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. There has been no material impact on Pinnacle Financial's consolidated financial statements due to the adoption of this standard in the first quarter of 2018.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230) intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The guidance became effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Pinnacle Financial adopted this standard in the first quarter of 2018 and it continues to have no material impact to its consolidated financial statements, with the exception of dividends received from its and Pinnacle Bank's equity method investments which were reclassified from cash flow from investments to operating cash flow.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10) which, among other things, (i) requires equity investments, excluding those accounted for under the equity method or that result in consolidation, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU 2016-01 became effective for Pinnacle Financial in the first quarter of 2018 and continues to have no material impact on its consolidated financial statements. See Note 10. Fair Value of Financial Instruments for disclosure of the fair value of financial instruments based on an exit price notion as required by ASU 2016-01.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606 ), which was developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Pinnacle Financial adopted the ASU during the first quarter of 2018, as required, using a modified retrospective approach. The majority of Pinnacle Financial's revenue stream is generated from interest income on loans and securities, which are outside the scope of Topic 606. Pinnacle Financial’s sources of income that fall within the scope of Topic 606 include service charges on deposits, investment services, insurance sales commissions, trust fees, interchange fees and gains and losses on sales of other real estate, all of which are presented within noninterest income. Pinnacle Financial has evaluated the effect of Topic 606 on these fee-based income streams and concluded that adoption of the standard did not materially impact its financial statements. The following is a summary of the implementation considerations for the revenue streams that fall within the scope of Topic 606:

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

Recently Issued Accounting Pronouncements, not yet adopted — In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those periods. Early adoption is permitted. If this standard had been effective as of the date of the financial statements included in this report, there would have been no impact on Pinnacle Financial's consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This update is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new disclosure guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. Pinnacle Financial is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU addressed the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the newly enacted federal corporate tax rate included in the Tax Cuts and Jobs Act issued December 22, 2017. These amendments allow an entity to make a reclassification from other comprehensive income to retained earnings for the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted with retrospective application. This standard will not have a material impact on Pinnacle Financial's consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases which requires recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for operating leases. The guidance becomes effective for Pinnacle Financial on January 1, 2019.  Had this standard been effective as of September 30, 2018, we would have recorded a right of use asset and lease liability of approximately $70 million. In July 2016, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases which provides technical corrections and improvements to ASU 2016-02. It is not anticipated that this update will have an impact on our adoption of ASU 2016-02. Also in July 2016, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842): Targeted Improvements which provides an optional transition method to adopt the new requirements of ASU 2016-02 as of the adoption date with no adjustment to the presentation or disclosure of comparative prior periods included in the financial statements in the period of adoption. Pinnacle Financial intends to elect the optional transition method which will result in presentation of periods prior to adoption under the prior lease guidance of ASC Topic 840.

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

Subsequent Events  — Accounting Standards Codification (ASC) Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after September 30, 2018 through the date of the issued financial statements. Pinnacle Financial entered into multiple hedging transactions in October that have been more fully disclosed in Note 9. Derivative Instruments. Additionally, consistent with the investment policy, during the month of October, Pinnacle Financial sold $119.9 million in available-for-sale securities for net unrealized losses, net of tax, of $1.1 million. The net unrealized loss will be reclassified from accumulated other comprehensive income into net income. Other than the above-noted transaction, no other subsequent events were noted.

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

Goodwill originating from the BNC Merger resulted primarily from anticipated synergies arising from the combination of certain operational areas of the businesses of BNC and Pinnacle Financial as well as the purchase premium inherent in buying a complete and successful banking operation. Goodwill associated with the BNC Merger is not amortizable for book or tax purposes. Adjustments totaling $82.0 million were recorded to goodwill to appropriately reflect the valuation of the acquired loan portfolio, OREO acquired, and certain liabilities assumed and have been included in the table below.

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

Explanation of certain fair value adjustments:

(1)
The amount represents the adjustment of the book value of BNC's assets and liabilities to their estimated fair value on the date of acquisition. Fair value adjustments were updated subsequent to the merger date based on the results of finalized valuation assessments.

(2)
The amount represents the adjustment of the net book value of BNC's loans to their estimated fair value based on interest rates and expected cash flows as of the date of acquisition, which includes estimates of expected credit losses inherent in the portfolio of approximately 2.6% of the 3.1% mark on the acquired loan portfolio.

(3)	This adjustment reflects the Day 1 value of OREO properties.

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

Supplemental Pro Forma Combined Results of Operations
For the three months ended September 30, 2017, BNC was included in the operations of PNFP and, as such, no supplemental proforma information is necessary. The supplemental proforma information below for the nine months ended September 30, 2017 gives effect to the BNC acquisition as if it had occurred on January 1, 2017. These results combine the historical results of BNC into Pinnacle Financial's consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the BNC Merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of BNC's provision for credit losses for the nine months ended September 30, 2017 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2017. Additionally, these financial statements were not adjusted for non-recurring expenses, such as merger-related expenses incurred by either Pinnacle Financial or BNC. Pinnacle Financial expects to achieve operating cost savings and other business synergies as a result of the acquisition which are also not reflected in the proforma amounts.

(dollars in thousands)	Nine Months Ended September 30, 2017
Revenue (1)	$619,326
Income before income taxes	261,516

(1) Net interest income plus noninterest income.

Note 3. Equity method investment

A summary of BHG's financial position as of September 30, 2018 and December 31, 2017 and results of operations as of and for the three and nine months ended September 30, 2018 and 2017, were as follows (in thousands):

	As of
	September 30, 2018	December 31, 2017
Assets	$436,693	$330,030

Liabilities	322,323	224,837
Membership interests	114,370	105,193
Total liabilities and membership interests	$436,693	$330,030

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues	$59,133	$41,997	$151,937	$113,244
Net income	$30,933	$20,428	$69,039	$54,453

At September 30, 2018, technology, trade name and customer relationship intangibles, net of related amortization, totaled $11.3 million compared to $13.4 million as of December 31, 2017. Amortization expense of $693,000 and $2.1 million, respectively, was included for the three and nine months ended September 30, 2018 compared to $832,000 and $2.5 million, respectively, for the same periods in the prior year. Accretion income of $719,000 and $2.2 million, respectively, was included in the three and nine months ended September 30, 2018 compared to $758,000 and $2.3 million, respectively, for the same periods in the prior year.

During the three and nine months ended September 30, 2018, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $10.2 million and $33.7 million, respectively, in the aggregate compared to $4.5 million and $19.4 million, respectively, for the same periods in the prior year. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. No loans were purchased from BHG by Pinnacle Bank for the three and nine month periods ended September 30, 2018 or 2017, respectively.

Note 4.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018:
Securities available-for-sale:
U.S. Treasury securities	$30,573	$—	$45	$30,528
U.S. government agency securities	64,640	45	1,500	63,185
Mortgage-backed securities	1,334,640	3,268	43,363	1,294,545
State and municipal securities	1,240,136	1,995	29,860	1,212,271
Asset-backed securities	334,547	870	759	334,658
Corporate notes and other	69,738	617	960	69,395
	$3,074,274	$6,795	$76,487	$3,004,582
Securities held-to-maturity:
State and municipal securities	$194,997	$9	$2,506	$192,500
	$194,997	$9	$2,506	$192,500

December 31, 2017:
Securities available-for-sale:
U.S. Treasury securities	$30,505	$—	$60	$30,445
U.S. government agency securities	182,500	67	1,766	180,801
Mortgage-backed securities	1,270,625	5,318	12,124	1,263,819
State and municipal securities	774,949	12,251	2,588	784,612
Asset-backed securities	173,346	262	316	173,292
Corporate notes and other	81,615	1,346	647	82,314
	$2,513,540	$19,244	17,501	$2,515,283
Securities held-to-maturity:
State and municipal securities	$20,762	$114	$46	$20,830
	$20,762	$114	$46	$20,830

During the third quarter of 2018, Pinnacle Financial transferred, at fair value, $179.8 million of municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related unrealized after tax losses of $2.2 million remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer. At September 30, 2018, approximately $1.35 billion of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At September 30, 2018, repurchase agreements comprised of secured borrowings totaled $130.2 million and were secured by $130.2 million of pledged U.S. government agency securities, municipal securities, asset backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to remain adequately secured.

The amortized cost and fair value of debt securities as of September 30, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
September 30, 2018:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$34,856	$34,802	$315	$316
Due in one year to five years	77,055	77,059	6,066	6,044
Due in five years to ten years	159,471	157,274	7,997	7,875
Due after ten years	1,133,705	1,106,244	180,619	178,265
Mortgage-backed securities	1,334,640	1,294,545	—	—
Asset-backed securities	334,547	334,658	—	—
	$3,074,274	$3,004,582	$194,997	$192,500

At September 30, 2018 and December 31, 2017, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2018

U.S. Treasury securities	$30,284	$39	$244	$6	$30,528	$45
U.S. government agency securities	13,605	360	45,118	1,140	58,723	1,500
Mortgage-backed securities	289,149	5,951	807,418	37,412	1,096,567	43,363
State and municipal securities	1,144,600	29,599	108,653	5,663	1,253,253	35,262
Asset-backed securities	204,638	741	4,505	18	209,143	759
Corporate notes	22,329	260	18,681	700	41,010	960
Total temporarily-impaired securities	$1,704,605	$36,950	$984,619	$44,939	$2,689,224	$81,889

At December 31, 2017

U.S. Treasury securities	$29,948	$60	$—	$—	$29,948	$60
U.S. government agency securities	173,677	1,766	—	—	173,677	1,766
Mortgage-backed securities	607,408	5,042	285,561	7,082	892,969	12,124
State and municipal securities	115,403	1,408	50,083	1,226	165,486	2,634
Asset-backed securities	68,742	198	14,136	118	82,878	316
Corporate notes	22,168	547	11,944	100	34,112	647
Total temporarily-impaired securities	$1,017,346	$9,021	$361,724	$8,526	$1,379,070	$17,547

The applicable dates for determining when securities were in an unrealized loss position were September 30, 2018 and December 31, 2017. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended September 30, 2018 and December 31, 2017, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, including both available-for-sale and held-to-maturity investment securities, at September 30, 2018, Pinnacle Financial had approximately $81.9 million in unrealized losses on $2.69 billion of securities. The unrealized losses associated with the $179.8 million of municipal securities transferred from the available-for-sale portfolio to the held-to-maturity portfolio represent unrealized losses since the date of purchase, independent of the impact associated with changes in the cost basis upon transfer between portfolios. The unrealized losses associated with these investment securities are driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of Pinnacle Financial's ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at September 30, 2018, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at September 30, 2018.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, during the nine months ended September 30, 2018 available-for-sale securities of approximately $22.7 million were sold and net unrealized gains, net of tax, of $30,000 were reclassified from accumulated other comprehensive income into net income.

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

•
Commercial real estate mortgage loans. Commercial real estate mortgage loans are categorized as such based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial real estate mortgage loans also includes owner occupied commercial real estate which Pinnacle Financial believes shares a similar risk profile to Pinnacle Financial's commercial and industrial products.

•	Consumer real estate mortgage loans. Consumer real estate mortgage consists primarily of loans secured by 1-4 family residential properties, including home equity lines of credit.

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

Commercial loans receive risk ratings assigned by a financial advisor and approved by a senior credit officer subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators.  At September 30, 2018, approximately 81.2% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real estate mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of September 30, 2018 and December 31, 2017 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
September 30, 2018
Pass	$7,058,133	$2,766,126	$2,046,299	$4,866,409	$366,723	$17,103,690
Special Mention	30,291	10,534	3,002	31,213	724	75,764
Substandard (1)	96,729	13,234	6,313	90,345	66	206,687
Substandard-nonaccrual	29,966	25,266	3,395	18,280	961	77,868
Doubtful-nonaccrual	—	—	—	—	—	—
Total loans	$7,215,119	$2,815,160	$2,059,009	$5,006,247	$368,474	$17,464,009

December 31, 2017
Pass	$6,487,368	$2,503,688	$1,880,704	$4,014,656	$351,359	$15,237,775
Special Mention	94,134	18,356	8,148	46,898	1,177	168,713
Substandard (1)	72,044	21,053	13,468	62,529	79	169,173
Substandard-nonaccrual	16,064	18,117	5,968	17,258	48	57,455
Doubtful-nonaccrual	—	—	—	—	—	—
Total loans	$6,669,610	$2,561,214	$1,908,288	$4,141,341	$352,663	$15,633,116

(1)
Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding the impact of nonaccrual loans and troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $202.5 million at September 30, 2018, compared to $164.0 million at December 31, 2017.

Loans acquired with deteriorated credit quality are recorded pursuant to the provisions of ASC 310-30, and are referred to as purchase credit impaired loans. The following table provides a rollforward of purchase credit impaired loans from December 31, 2017 through September 30, 2018 (in thousands):

	Gross Carrying Value	Accretable Yield	Nonaccretable Yield	Net Carrying Value
December 31, 2017	$74,324	$(132)	$(31,537)	$42,655
Year-to-date settlements	(21,332)	21	12,262	(9,049)
September 30, 2018	$52,992	$(111)	$(19,275)	$33,606

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

For the three and nine months ended September 30, 2018, the average balance of impaired loans was $82.3 million and $73.3 million, respectively, compared to $39.5 million and $36.3 million for the same periods in 2017. Pinnacle Financial's policy is that the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date the above mentioned loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the nine months ended September 30, 2018 compared to no interest income from cash payments received on nonaccrual loans during the three months ended September 30, 2017 and approximately $65,000 during the nine months ended September 30, 2017. Had these nonaccruing loans been on accruing status, interest income would have been higher by $1.1 million and $2.8 million, respectively, for the three and nine months ended September 30, 2018 compared to $849,000 and $2.1 million, respectively, higher for the three and nine months ended September 30, 2017.

Impaired loans, as disclosed in the table below, include troubled debt restructurings, nonaccrual loans, and loans deemed to be impaired but that continue to accrue interest. The following tables detail the recorded investment, unpaid principal balance and related allowance of Pinnacle Financial's impaired loans at September 30, 2018 and December 31, 2017 by loan classification (in thousands):

	At September 30, 2018			At December 31, 2017
	Recorded investment	Unpaid principal balances	Related allowance	Recorded investment	Unpaid principal balances	Related allowance
Impaired loans with an allowance:
Commercial real estate – mortgage	$10,282	$10,305	$461	$1,850	$1,863	$95
Consumer real estate – mortgage	15,746	15,808	490	8,028	8,079	410
Construction and land development	563	564	15	2,522	2,528	66
Commercial and industrial	8,908	8,939	1,265	12,521	12,644	1,627
Consumer and other	961	980	147	—	—	—
Total	$36,460	$36,596	$2,378	$24,921	$25,114	$2,198

Impaired loans without an allowance:
Commercial real estate – mortgage	$21,457	$21,481	$—	$16,364	$16,514	$—
Consumer real estate – mortgage	6,382	6,419	—	4,144	4,174	—
Construction and land development	2,884	2,883	—	2,645	2,650	—
Commercial and industrial	16,678	16,662	—	10,905	10,902	—
Consumer and other	—	—	—	—	—	—
Total	$47,401	$47,445	$—	$34,058	$34,240	$—

Total impaired loans	$83,861	$84,041	$2,378	$58,979	$59,354	$2,198

The following table details the average recorded investment and the amount of interest income recognized on a cash basis for the three and nine months ended September 30, 2018 and 2017, respectively, of impaired loans by loan classification (in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2018		2017		2018		2017
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial real estate – mortgage	$13,474	$—	$264	$—	$9,297	$—	$350	$—
Consumer real estate – mortgage	14,162	—	4,593	—	11,476	—	4,230	—
Construction and land development	1,150	—	81	—	1,301	—	78	—
Commercial and industrial	7,470	—	12,235	—	9,345	—	10,068	—
Consumer and other	912	—	362	—	651	—	532	—
Total	$37,168	$—	$17,535	$—	$32,070	$—	$15,258	$—

Impaired loans without an allowance:
Commercial real estate – mortgage	$22,029	$—	$6,981	$—	$18,702	$—	$4,638	$—
Consumer real estate – mortgage	5,699	—	7,003	—	5,034	—	6,122	—
Construction and land development	1,442	—	1,324	—	1,382	—	1,702	65
Commercial and industrial	16,008	—	6,673	—	16,096	—	8,573	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$45,178	$—	$21,981	$—	$41,214	$—	$21,035	$65

Total impaired loans	$82,346	$—	$39,516	$—	$73,284	$—	$36,293	$65

At September 30, 2018 and December 31, 2017, there were $6.1 million and $6.6 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and/or credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The  following table outlines the amount of each loan category where troubled debt restructurings were made during the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
2018	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	—	$—	$—	—	$—	$—
Consumer real estate – mortgage	1	169	169	2	206	206
Construction and land development	1	348	348	1	348	348
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	2	$517	$517	3	$554	$554

2017
Commercial real estate – mortgage	—	$—	$—	—	$—	$—
Consumer real estate – mortgage	—	—	—	1	7	5
Construction and land development	—	—	—	—	—	—
Commercial and industrial	1	501	145	3	2,472	1,773
Consumer and other	—	—	—	—	—	—
	1	$501	$145	4	$2,479	$1,778

During the nine months ended September 30, 2018 and 2017, Pinnacle Financial did not have any troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

At both September 30, 2018 and December 31, 2017, the allowance for loan losses included no allowance specifically related to accruing troubled debt restructurings, which are classified as impaired loans pursuant to U.S. GAAP, but which loans continued to accrue interest at contractual rates at those dates.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at September 30, 2018 with the comparative exposures for December 31, 2017 (in thousands):

	September 30, 2018
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2017
Lessors of nonresidential buildings	$3,146,798	$692,316	$3,839,114	$3,483,597
Lessors of residential buildings	983,084	269,344	1,252,428	1,151,676
Hotels (except Casino Hotels) and Motels	760,355	157,315	917,670	836,320
New Housing For-Sale Builders	459,501	567,914	1,027,415	780,137

Additionally, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes.  Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At September 30, 2018 and December 31, 2017, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 87.8% and 89.4%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 287.6% and 297.1% as of September 30, 2018 and December 31, 2017, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. While Pinnacle Bank was in excess of the 300% guideline for the first six months of 2018, at September 30, 2018, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The table below presents past due balances by loan classification and segment at September 30, 2018 and December 31, 2017, allocated between accruing and nonaccrual status (in thousands):

	Accruing					Nonaccruing
September 30, 2018	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Purchase credit impaired	Nonaccrual (1)	Nonaccruing purchase credit impaired	Total loans
Commercial real estate:
Owner-occupied	$7,756	$—	$7,756	$2,656,228	$2,769	$19,738	$1,754	$2,688,245
All other	2,633	—	2,633	4,504,385	11,382	5,591	2,883	4,526,874
Consumer real estate – mortgage	13,358	—	13,358	2,772,801	3,735	19,165	6,101	2,815,160
Construction and land development	3,368	—	3,368	2,049,468	2,778	2,024	1,371	2,059,009
Commercial and industrial	10,741	1,128	11,869	4,975,290	808	18,256	24	5,006,247
Consumer and other	4,361	645	5,006	362,507	—	961	—	368,474
Total	$42,217	$1,773	$43,990	$17,320,679	$21,472	$65,735	$12,133	$17,464,009

	Accruing					Nonaccruing
December 31, 2017	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Purchase credit impaired	Nonaccrual (1)	Nonaccruing purchase credit impaired	Total loans
Commercial real estate:
Owner-occupied	$6,772	$104	$6,876	$2,435,819	$4,820	$11,395	$1,105	$2,460,015
All other	16,559	—	16,559	4,177,454	12,018	704	2,860	4,209,595
Consumer real estate – mortgage	14,835	1,265	16,100	2,521,748	5,249	9,320	8,797	2,561,214
Construction and land development	4,136	146	4,282	1,894,560	3,478	2,878	3,090	1,908,288
Commercial and industrial	7,406	1,348	8,754	4,114,127	1,154	17,222	84	4,141,341
Consumer and other	6,311	1,276	7,587	345,076	—	—	—	352,663
Total	$56,019	$4,139	$60,158	$15,488,784	$26,719	$41,519	$15,936	$15,633,116

(1)	Approximately $54.6 million and $45.8 million of nonaccrual loans as of September 30, 2018 and December 31, 2017, respectively, were performing pursuant to their contractual terms at those dates.

The following table details the changes in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017, respectively, by loan classification (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Three months ended September 30, 2018:
Balance at June 30, 2018	$24,848	$5,853	$10,984	$28,338	$5,172	$475	$75,670
Charged-off loans	(1,968)	(262)	(24)	(3,336)	(1,359)	—	(6,949)
Recovery of previously charged-off loans	63	987	70	1,037	382	—	2,539
Provision for loan losses	3,574	149	(48)	4,085	618	347	8,725
Balance at September 30, 2018	$26,517	$6,727	$10,982	$30,124	$4,813	$822	$79,985

Three months ended September 30, 2017:
Balance at June 30, 2017	$16,002	$7,835	$5,126	$24,235	$7,549	$1,197	$61,944
Charged-off loans	(572)	(395)	(99)	(1,625)	(3,296)	—	(5,987)
Recovery of previously charged-off loans	169	565	716	562	270	—	2,282
Provision for loan losses	5,191	(2,702)	1,780	235	2,396	20	6,920
Balance at September 30, 2017	$20,790	$5,303	$7,523	$23,407	$6,919	$1,217	$65,159

Nine months ended September 30, 2018:
Balance at December 31, 2017	$21,188	$5,031	$8,962	$24,863	$5,874	$1,322	$67,240
Charged-off loans	(2,930)	(1,533)	(36)	(7,600)	(10,217)	—	(22,316)
Recovery of previously charged-off loans	1,517	2,190	1,645	2,492	2,159	—	10,003
Provision for loan losses	6,742	1,039	411	10,369	6,997	(500)	25,058
Balance at September 30, 2018	$26,517	$6,727	$10,982	$30,124	$4,813	$822	$79,985

Nine months ended September 30, 2017:
Balance at December 31, 2016	$13,655	$6,564	$3,624	$24,743	$9,520	$874	$58,980
Charged-off loans	(581)	(663)	(99)	(3,278)	(11,687)	—	(16,308)
Recovery of previously charged-off loans	184	1,147	845	1,264	1,663	—	5,103
Provision for loan losses	7,532	(1,745)	3,153	678	7,423	343	17,384
Balance at September 30, 2017	$20,790	$5,303	$7,523	$23,407	$6,919	$1,217	$65,159

The following table details the allowance for loan losses and recorded investment in loans by loan classification and by impairment evaluation method as of September 30, 2018 and December 31, 2017, respectively (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
September 30, 2018
Allowance for Loan Losses:
Collectively evaluated for impairment	$26,047	$6,235	$10,967	$28,859	$4,666		$76,774
Individually evaluated for impairment	461	490	15	1,265	147		2,378
Loans acquired with deteriorated credit quality (1)	9	2	—	—	—		11
Total allowance for loan losses	$26,517	$6,727	$10,982	$30,124	$4,813	$822	$79,985

Loans:
Collectively evaluated for impairment	$7,164,591	$2,783,196	$2,051,413	$4,979,829	$367,513		$17,346,542
Individually evaluated for impairment	31,739	22,128	3,447	25,586	961		83,861
Loans acquired with deteriorated credit quality	18,789	9,836	4,149	832	—		33,606
Total loans	$7,215,119	$2,815,160	$2,059,009	$5,006,247	$368,474		$17,464,009

December 31, 2017
Allowance for Loan Losses:
Collectively evaluated for impairment	$20,753	$4,460	$8,879	$23,181	$5,874		$63,147
Individually evaluated for impairment	95	410	66	1,627	—		2,198
Loans acquired with deteriorated credit quality(1)	340	161	17	55	—		573
Total allowance for loan losses	$21,188	$5,031	$8,962	$24,863	$5,874	$1,322	$67,240

Loans:
Collectively evaluated for impairment	$6,630,593	$2,534,996	$1,896,553	$4,116,677	$352,663		$15,531,482
Individually evaluated for impairment	18,214	12,172	5,167	23,426	—		58,979
Loans acquired with deteriorated credit quality	20,803	14,046	6,568	1,238	—		42,655
Total loans	$6,669,610	$2,561,214	$1,908,288	$4,141,341	$352,663		$15,633,116

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

At September 30, 2018, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $38.6 million to current directors, executive officers, and their related entities, of which $19.6 million had been drawn upon. At December 31, 2017, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $26.4 million to directors, executive officers, and their related entities, of which approximately $16.1 million had been drawn upon. None of these loans to directors, executive officers, and their related entities were impaired at September 30, 2018 or December 31, 2017.

At September 30, 2018, Pinnacle Financial had approximately $11.4 million in commercial loans held for sale compared to $25.5 million at December 31, 2017, which primarily included commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

Residential Lending

At September 30, 2018, Pinnacle Financial had approximately $46.3 million of mortgage loans held-for-sale compared to approximately $102.7 million at December 31, 2017. Total loan volumes sold during the nine months ended September 30, 2018 were approximately $917.9 million compared to approximately $756.7 million for the nine months ended September 30, 2017. During the three and nine months ended September 30, 2018, Pinnacle Financial recognized $3.9 million and $11.4 million, respectively, in gains on the sale of these loans, net of commissions paid, compared to $6.0 million and $14.8 million, respectively, net of commissions paid, during the three and nine months ended September 30, 2017.

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $2.8 million at September 30, 2018 compared to $1.3 million at September 30, 2017. No change was recorded to the unrecognized tax benefit related to uncertain tax positions in each of the three and nine month periods ended September 30, 2018 and 2017.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For both the three and nine months ended September 30, 2018 there were no interest and penalties recorded in the income statement compared to no interest and penalties for the three months ended and $22,000 in interest and penalties for the nine months ended September 30, 2017, respectively.

Pinnacle Financial's effective tax rate for the three and nine months ended September 30, 2018 was 20.7% and 20.3%, respectively, compared to 35.2% and 31.9%, respectively, for the three and nine months ended September 30, 2017, primarily due to the reduction in the statutory corporate tax rate following the enactment of the Tax Cuts and Jobs Act in December 2017. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at September 30, 2018 and 39.23% at September 30, 2017 is primarily due to investments in bank qualified municipal securities, tax benefits of Pinnacle Financial's real estate investment trust subsidiary, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense and FDIC premiums.

Additionally, in March 2016, the FASB issued updated guidance to Accounting Standards Update, 2016-09 Stock Compensation Improvements to Employee Share-Based Payment Activity (ASU 2016-09) intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification of such awards on the statement of cash flows. The guidance became effective for Pinnacle Financial on January 1, 2017. Included in income tax expense for the three and nine months ended September 30, 2018 were excess tax benefits of $199,000 and $3.0 million, respectively, recognized upon the lapse of restrictions on stock awards and stock options exercises, compared to $59,000 and $4.6 million, respectively, for the three and nine months ended September 30, 2017.

Note 7. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Bank has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2018, these commitments amounted to $6.46 billion, of which approximately $949.9 million related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (Pinnacle Bank's customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Bank under certain prescribed circumstances.  Subsequently, Pinnacle Bank would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At September 30, 2018, these commitments amounted to $177.8 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At September 30, 2018, Pinnacle Financial had accrued $2.9 million for the inherent risks associated with these off-balance sheet commitments compared to $3.1 million at December 31, 2017.

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management, the resolution of these claims outstanding at September 30, 2018 will not have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 8.  Stock Options and Restricted Shares

At Pinnacle Financial's annual shareholders' meeting on April 17, 2018, the shareholders of Pinnacle Financial adopted the 2018 Omnibus Equity Incentive Plan (the "2018 Plan"). The 2018 Plan subsumed the then existing Pinnacle Financial Partners, Inc. 2014 Equity Incentive Plan (the "2014 Plan") including the approximately 500,000 shares in the aggregate that remained available for issuance thereunder on the date the 2018 Plan was approved by shareholders and increased the maximum number of shares of common stock that may be issued to associates, directors and contractors of Pinnacle Financial and Pinnacle Bank by an additional 1.2 million shares. The 2018 Plan permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At September 30, 2018, there were approximately 1.7 million shares available for issuance under the 2018 Plan.

The BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan (the "BNC Plan") was assumed by Pinnacle Financial in connection with the BNC Merger. As of September 30, 2018, the BNC Plan had approximately 9,000 shares remaining available for issuance to existing associates that were previously BNC associates in future periods. No new awards may be granted under plans other than the 2018 Plan except for shares remaining available for issuance to the former BNC associates pursuant to the BNC Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further shares remain available for issuance under the CapitalMark Option Plan. No options were assumed upon the acquisition of Magna, Avenue or BNC as all preexisting Magna, Avenue and BNC stock options were converted to cash upon acquisition. At September 30, 2018, all of the remaining options outstanding were granted under the CapitalMark Option Plan.

Common Stock Options

A summary of the stock option activity within the equity incentive plans during the nine months ended September 30, 2018 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2017	274,586	$21.40	3.06	$12,329	(1)
Granted	—
Exercised	(90,497)
Forfeited	—
Outstanding at September 30, 2018	184,089	$22.67	3.54	$6,900	(2)
Options exercisable at September 30, 2018	184,089	$22.67	3.54	$6,900	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $66.30 per common share at December 31, 2017 for the 274,586 options that were in-the-money at December 31, 2017.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $60.15 per common share at September 30, 2018 for the 184,089 options that were in-the-money at September 30, 2018.

Compensation costs related to stock options granted under Pinnacle Financial's equity incentive plans have been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the nine months ended September 30, 2018 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2017	936,135	$50.08
Shares awarded	160,638
Conversion of previously awarded restricted share units to restricted share awards	6,200
Restrictions lapsed and shares released to associates/directors	(352,595)
Shares forfeited (1)	(25,547)
Unvested at September 30, 2018	724,831	$55.77

(1)	Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

Pinnacle Financial has granted restricted share awards to associates, senior management and outside directors with a combination of time and, in the case of senior management, performance vesting criteria. The following table outlines restricted stock grants that were awarded, grouped by similar vesting criteria, during the nine months ended September 30, 2018:

Grant Year	Group (1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants (6)	Shares Unvested
Time Based Awards
2018	Associates (2)	3 - 5	127,789	224	2,783	124,782
2018	Associates (3)	3 - 5	16,777	—	500	16,277
Performance Based Awards
2018	Leadership team (4)	3	6,200	4,340	1,860	—
Outside Director Awards (5)
2018	Outside directors	1	16,072	1,148	—	14,924

(1)
Groups include employees (referred to as associates above), the leadership team which includes our named executive officers and other key senior leadership members, and outside directors. When the restricted shares are awarded, a participant receives voting rights and forfeitable dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. Once the restrictions lapse, the participant is taxed on the value of the award and may elect to sell some shares (or have Pinnacle Financial withhold some shares) to pay the applicable income taxes associated with the award. Alternatively, the recipient can pay the withholding taxes in cash. For time-based vesting restricted share awards, dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination. For performance-based vesting awards and time-based vesting awards to Pinnacle Financial's executive officers, dividends are placed into escrow until the forfeiture restrictions on such shares lapse.

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

(6)
These shares represent forfeitures resulting from recipients whose employment or board membership is terminated during the year-to-date period ended September 30, 2018 or for which the performance criteria applicable to the award are not achieved. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Restricted Share Units

The following table details the restricted share unit awards outstanding at September 30, 2018:

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

(2)
Restricted share unit awards granted in 2018, 2017, 2016 and 2015 will be earned if certain performance targets (and service periods) are achieved. Additional forfeiture restrictions may thereafter lapse based on Pinnacle Financial's attainment of certain soundness thresholds in future periods and thereafter the unit awards will be settled in shares of Pinnacle Financial common stock.

Stock compensation expense related to restricted share awards and restricted share units for the three and nine months ended September 30, 2018 was $4.5 million and $13.3 million, respectively, compared to $5.8 million and $14.4 million for the three and nine months ended September 30, 2017. As of the September 30, 2018, the total compensation cost related to unvested restricted share awards and restricted share units not yet recognized was $35.7 million. This expense is expected to be recognized over a weighted-average period of 2.9 years.

Note 9. Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current period earnings.

Non-hedge derivatives

Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps are derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterpary risk. A summary of Pinnacle Financial's interest rate swaps related to customers as of September 30, 2018 and December 31, 2017 is included in the following table (in thousands):

		September 30, 2018		December 31, 2017
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	Other assets	$972,816	$24,592	$748,625	$13,771
Pay variable / receive fixed swaps	Other liabilities	972,816	(28,436)	748,625	(13,866)
Open trade equity	Other assets	—	3,707	—	—
Total		$1,945,632	$(137)	$1,497,250	$(95)

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Interest rate swap agreements	Other noninterest income	$(8)	$7	$(42)	$20

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. A summary of Pinnacle Financial's cash flow hedge relationships as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

					September 30, 2018		December 31, 2017
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate swap agreements	Other assets	2.51	2.61%	3 month LIBOR	$134,000	$982	$—	$—
Liability derivatives
Interest rate swap agreements	Other assets	3.89	3.14%	3 month LIBOR	$66,000	$(311)	$200,000	$(4,583)

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three and nine months ended September 30, 2018 and 2017 were as follows:

	Amount of Gain Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest rate swap agreements	$783	$239	$3,453	$1,307

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive (loss) income would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Pinnacle Financial expects the hedges to continue to be highly effective and qualify for hedge accounting during the remaining terms of the swaps. No amounts were reclassified from accumulated other comprehensive income into net income related to these derivatives during the nine months ended September 30, 2018 or 2017, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income over the next twelve months. On October 24, 2018, cash flow swaps with a notional amount of $101.0 million were terminated resulting in a cash settlement equal to previously unrealized gains of $1.0 million. These gains are included in accumulated other comprehensive income and will be amortized into net income over the remaining contractual terms of the swaps.

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

A summary of Pinnacle Financial's fair value hedge relationships as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

					September 30, 2018		December 31, 2017
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate swap agreements - securities	Other assets	7.14	2.89%	3 month LIBOR	$154,145	$1,991	$—	$—
Interest rate swap agreements - loans	Other assets	2.89	2.77%	3 month LIBOR	900,000	3,358	—	—
		3.51	2.79%		$1,054,145	$5,349	$—	$—

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the three and nine months ended September 30, 2018 and 2017 were as follows:

	Location of Gain on Derivative	Amount of Gain Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
Asset derivatives		2018	2017	2018	2017
Interest rate swap agreements - securities	Interest income on securities	$1,755	$—	$1,991	$—
Interest rate swap agreements - loans	Interest income on loans	$2,236	$—	$3,358	$—

	Location of Loss on Hedged Item	Amount of Loss Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
Asset derivatives		2018	2017	2018	2017
Interest rate swap agreements - securities	Interest income on securities	$(1,755)	$—	$(1,991)	$—
Interest rate swap agreements - loans	Interest income on loans	$(2,236)	$—	$(3,358)	$—

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at September 30, 2018 and December 31, 2017:

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Line item on the balance sheet
Securities available-for-sale	$147,155	$—	$(1,991)	$—
Loans (1)	$896,642	$—	$(3,358)	$—

(1)
The carrying amount as shown represents the designated last-of-layer. At September 30, 2018, the total amortized cost basis of the closed portfolio of loans designated in these hedging relationships was $2.8 billion.

On October 23, 2018, Pinnacle Financial entered into an additional swap transaction with a notional amount of $176.8 million designated as fair value hedges. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate securities. As allowed under FASB ASU 2017-12, these derivatives are designated as partial term hedges covering specified periods of time prior to the call dates of the hedged securities.

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

The following tables present financial instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
September 30, 2018
Investment securities available-for-sale:
U.S. Treasury securities	$30,528	$—	$30,528	$—
U.S. government agency securities	63,185	—	63,185	—
Mortgage-backed securities	1,294,545	—	1,294,545	—
State and municipal securities	1,212,271	—	1,196,917	15,354
Agency-backed securities	334,658	—	334,658	—
Corporate notes and other	69,395	—	69,395	—
Total investment securities available-for-sale	$3,004,582	$—	$2,989,228	$15,354
Other investments	49,351	—	24,169	25,182
Other assets	34,700	—	34,700	—
Total assets at fair value	$3,088,633	$—	$3,048,097	$40,536

Other liabilities	$26,727	$—	$26,727	$—
Total liabilities at fair value	$26,727	$—	$26,727	$—

December 31, 2017
Investment securities available-for-sale:
U.S. Treasury securities	$30,445	$—	$30,445	$—
U.S. government agency securities	180,801	—	180,801	—
Mortgage-backed securities	1,263,819	—	1,263,819	—
State and municipal securities	784,612	—	767,583	17,029
Agency-backed securities	173,292	—	173,292	—
Corporate notes and other	82,314	—	82,314	—
Total investment securities available-for-sale	2,515,283	—	2,498,254	17,029
Other investments	53,796	—	24,922	28,874
Other assets	11,812	—	11,812	—
Total assets at fair value	$2,580,891	$—	$2,534,988	$45,903

Other liabilities	$13,886	$—	$13,886	$—
Total liabilities at fair value	$13,886	$—	$13,886	$—

The following table presents assets measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

September 30, 2018	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total gains (losses) for the year-to-date period then ended
Other real estate owned	$17,467	$—	$—	$17,467	$259
Impaired loans, net (1)	34,082	—	—	34,082	(133)
Total	$51,549	$—	$—	$51,549	$126

December 31, 2017
Other real estate owned	$27,831	$—	$—	$27,831	$203
Impaired loans, net (1)	22,723	—	—	22,723	(4)
Total	$50,554	$—	$—	$50,554	$199

(1) Amount is net of valuation allowance of $2.4 million and $2.2 million at September 30, 2018 and December 31, 2017, respectively, as required by ASC 310-10, "Receivables."

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the nine months ended September 30, 2018, there were transfers between Levels 1, 2 or 3 of $12.2 million. Transfers out of Level 3 of the valuation hierarchy represent equity securities for which the fair values have been deemed to be not readily determinable and for which the securities are currently carried at cost and evaluated for impairment.

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2018 and September 30, 2017 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2018		2017		2018		2017
	Available-for-sale Securities	Other assets	Available-for-sale Securities	Other assets	Available-for-sale Securities	Other assets	Available-for-sale Securities	Other assets
Fair value, beginning of period	$15,290	$23,578	$—	$27,850	$17,029	$28,874	$—	$10,478
Total realized gains included in income	30	81	—	188	90	2,858	—	625
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	34	—	—	—	(597)	—	—	—
Acquired	—	—	—	—	—	—	—	17,062
Purchases	—	2,455	—	815	—	7,273	—	1,584
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(932)	—	(376)	(1,168)	(1,657)	—	(1,272)
Transfers out of Level 3	—	—	—	—	—	(12,166)	—	—
Fair value, end of period	$15,354	$25,182	$—	$28,477	$15,354	$25,182	$—	$28,477
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$30	$81	$—	$188	$90	$2,858	$—	$625

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2018 and December 31, 2017. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The values derived from the discounted cash flow approach for our performing loan portfolio incorporate credit risk to determine the exit price. Fair values for impaired loans are estimated using discounted cash flow models or are based on the fair value of the underlying collateral.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at September 30, 2018 and December 31, 2017.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

September 30, 2018	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$194,997	$192,500	$—	$192,500	$—
Loans, net	17,384,024	17,201,694	—	—	17,201,694
Consumer loans held-for-sale	47,417	47,957	—	47,957	—
Commercial loans held-for-sale	11,402	11,532	—	11,532	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	18,537,732	17,935,256	—	—	17,935,256
Federal Home Loan Bank advances	1,520,603	1,481,374	—	—	1,481,374
Subordinated debt and other borrowings	465,487	439,369	—	—	439,369

Off-balance sheet instruments:
Commitments to extend credit (2)	6,455,039	1,673	—	—	1,673
Standby letters of credit (3)	177,796	1,191	—	—	1,191

December 31, 2017
Financial assets:
Securities held-to-maturity	$20,762	$20,830	$—	$20,830	$—
Loans, net	15,565,876	15,252,953	—	—	15,252,953
Consumer loans held-for-sale	103,729	104,986	—	104,986	—
Commercial loans held-for-sale	25,456	25,761	—	25,761	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	16,586,964	16,516,342	—	—	16,516,342
Federal Home Loan Bank advances	1,319,909	1,313,311	—	—	1,313,311
Subordinated debt and other borrowings	465,505	445,098	—	—	445,098

Off-balance sheet instruments:
Commitments to extend credit (2)	5,788,425	2,264	—	—	2,264
Standby letters of credit (3)	143,684	800	—	—	800

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at September 30, 2018 and December 31, 2017, Pinnacle Financial included in other liabilities $1.7 million and $2.3 million, respectively, representing the inherent risks associated with these off-balance sheet commitments.

(3)
At September 30, 2018 and December 31, 2017, the aggregate fair value of Pinnacle Financial's standby letters of credit was $1.2 million and $800,000, respectively. These amounts represent the unamortized fee associated with these standby letters of credit and are included in the consolidated balance sheets of Pinnacle Financial and are believed to approximate fair value. These fair values will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 11. Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years. During the nine months ended September 30, 2018, Pinnacle Bank paid $66.0 million in dividends to Pinnacle Financial. Since the first quarter of 2016, Pinnacle Financial has paid a quarterly common stock dividend of $0.14 per share. On October 16, 2018, Pinnacle's Board of Director's increased it's quarterly cash dividend to $0.16. The amount and timing of all future dividend payments by Pinnacle Financial, if any, is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including then applicable regulatory capital requirements, as they become known to Pinnacle Financial and Pinnacle Bank's ability to pay dividends to Pinnacle Financial.

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

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total risk-based capital to risk-weighted assets and Tier 1 capital to average assets.

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for Pinnacle Financial on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The Basel III rules also establish a capital conservation buffer of 2.5% (to be phased in over three years) above the regulatory minimum risk-based capital ratios. The capital conservation buffer was phased in beginning in January 2016 at 0.625% and is increasing each year by a like percentage until fully implemented in January 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes, as of September 30, 2018, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2018
Total capital to risk weighted assets:
Pinnacle Financial	$2,508,348	12.1%	$1,656,444	8.0%	NA	NA
Pinnacle Bank	$2,344,597	11.4%	$1,650,616	8.0%	$2,063,269	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$1,955,095	9.4%	$1,242,333	6.0%	NA	NA
Pinnacle Bank	$2,133,834	10.3%	$1,237,962	6.0%	$1,650,616	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$1,954,972	9.4%	$931,750	4.5%	NA	NA
Pinnacle Bank	$2,133,711	10.3%	$928,471	4.5%	$1,341,125	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$1,955,095	8.8%	$888,029	4.0%	NA	NA
Pinnacle Bank	$2,133,834	9.6%	$885,345	4.0%	$1,106,681	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2017
Total capital to risk weighted assets:
Pinnacle Financial	$2,266,161	12.0%	$1,509,496	8.0%	NA	NA
Pinnacle Bank	$2,134,344	11.3%	$1,504,765	8.0%	$1,880,956	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$1,725,323	9.1%	$1,132,122	6.0%	NA	NA
Pinnacle Bank	$1,936,313	10.3%	$1,128,574	6.0%	$1,504,765	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$1,725,219	9.1%	$849,092	4.5%	NA	NA
Pinnacle Bank	$1,936,209	10.3%	$846,430	4.5%	$1,222,621	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$1,725,323	8.6%	$797,861	4.0%	NA	NA
Pinnacle Bank	$1,936,313	9.7%	$796,235	4.0%	$995,294	5.0%
(*) Average assets for the above calculations were based on the most recent quarter.

Note 12.  Subordinated Debt and Other borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities. Additionally, Pinnacle Financial or Pinnacle Bank has entered into certain other subordinated debt agreements and a revolving credit facility as outlined below and, with respect to the legacy Pinnacle Financial indebtedness, as fully described in the 2017 Form 10-K (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at September 30, 2018	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	5.13%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	3.80%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	4.05%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	5.18%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	5.59%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	5.19%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	4.74%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	4.10%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	5.47%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	3.82%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	4.07%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	3.90%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed (2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (3)
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed (4)
BNC Subordinated Note	October 15, 2013	October 15, 2023	10,410	7.08%	30-day LIBOR + 5.50% (5)

Other Borrowings
Revolving credit facility (6)	April 26, 2018	April 25, 2019	—	—	30-day LIBOR + 1.75%

Debt issuance costs and fair value adjustments			(7,918)
Total subordinated debt and other borrowings			$465,487
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
(6) Borrowing capacity on the revolving credit facility is $75.0 million. At September 30, 2018, there was no outstanding balance under this facility. An unused fee of 0.35% is assessed on the average daily unused amount of the loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at September 30, 2018 and December 31, 2017 and our results of operations for the three and nine months ended September 30, 2018 and 2017. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein and the risk factors discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (2017 10-K) and the other reports we have filed with the Securities and Exchange Commission since we filed the 2017 10-K.

Overview

Our diluted net income per common share for the three and nine months ended September 30, 2018 was $1.21 and $3.41, respectively, compared to $0.83 and $2.46 for the same periods in 2017, respectively. At September 30, 2018, loans had increased to $17.46 billion, as compared to $15.63 billion at December 31, 2017, and total deposits increased to $18.41 billion at September 30, 2018 from $16.45 billion at December 31, 2017. The comparability of our financial performance for the three and nine month periods ended September 30, 2018 compared to the comparable periods in 2017 has been impacted by the June 16, 2017 acquisition of BNC Bancorp (BNC).

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

Results of Operations.  Our net interest income increased to $189.4 million and $546.1 million for the three and nine months ended September 30, 2018, respectively, compared to $172.9 million and $368.3 million for the same periods in the prior year, representing an increase of $16.5 million and $177.8 million, respectively. For the nine months ended September 30, 2018 when compared to the comparable period in 2017, much of this growth was largely the result of our merger with BNC as well as continued organic loan growth subsequent to the merger. The net interest margin (the ratio of net interest income to average earning assets) for the three and nine months ended September 30, 2018 was 3.65% and 3.70%, respectively, compared to 3.87% and 3.75%, respectively, for the same periods in 2017.

Our provision for loan losses was $8.7 million and $25.1 million for the three and nine months ended September 30, 2018, respectively, compared to $6.9 million and $17.4 million, respectively, for the same periods in 2017. Net charge-offs were $4.4 million and $12.3 million for the three and nine months ended September 30, 2018, respectively, compared to $3.7 million and $11.2 million, respectively, for the same periods in 2017. Provision expense for all periods was impacted by organic loan growth. For the three and nine months September 30, 2018, provision expense included a $2.5 million provision for potential losses incurred in connection with Hurricane Florence that impacted operations in the Carolinas and Virginia and by charge-offs realized in our consumer portfolio, primarily related to non-prime automobile loans.
At September 30, 2018, our allowance for loan losses as a percentage of total loans was 0.46% compared to 0.43% at December 31, 2017. The calculated allowance for loan losses as a percentage of total loans is impacted by the acquired loan portfolios being accounted for at fair value as of the respective acquisition date. At September 30, 2018, the remaining fair value discount for all acquired portfolios was $110.0 million, consisting of $19.3 million of nonaccretable discount attributable to purchase credit impaired loans and $90.7 million of accretable discount. For loans acquired in connection with our mergers, the calculation of the allowance for loan losses subsequent to the acquisition date is consistent with that utilized for legacy Pinnacle Financial loans. Our accounting policy is to compare the computed allowance for loan losses on purchased loans to the remaining fair value adjustment at the individual loan level. Generally the fair value adjustments are expected to accrete to interest income over the remaining contractual life of the underlying loans and decrease proportionately with the related loan balance. However, if the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a provision for loan losses. Additional provisioning for purchased portfolios results from credit deterioration on the individual loan or from increased borrowings on loans and lines that existed as of the acquisition date. Should a loan with a remaining fair value discount be paid off prior to maturity, the remaining fair value discount is recognized as interest income in the period when the loan is paid off.

Noninterest income increased by $8.2 million, or 19.0%, and $34.9 million, or 32.1%, during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. A portion of the growth in noninterest income was attributable to an increase in income from equity method investment which was $14.2 million and $33.3 million for the three and nine months ended September 30, 2018, respectively, compared to $8.9 million and $25.5 million for the same periods in the prior year. Increased contributions from our fee-based businesses such as investments, insurance and trust, resulting from both organic growth and our June 16, 2017 merger with BNC as well as gains on bank-owned life insurance also contributed to year-over-year growth in noninterest income.
Noninterest expense increased by $4.3 million, or 3.9%, and $89.9 million, or 36.9%, during the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017. The change in noninterest expense during the above noted periods reflects the impact of our merger with BNC that contributed to increased salaries and employment benefits, increased equipment and occupancy costs due to our expanded retail network, increases to our associate base as we continue to hire experienced bankers throughout our footprint, increased marketing and other business development expenses and increased intangible amortization expense offset by decreased merger-related expenses. Salaries and employee benefits were $69.1 million and $196.9 million for the three and nine months ended September 30, 2018 compared to $64.3 million and $146.3 million for the three and nine months ended September 30, 2017. This increase primarily resulted from annual merit increases and our acquisition of BNC on June 16, 2017. At September 30, 2018. There were no merger-related expenses recorded during the three months ended September 30, 2018. Merger-related expenses for the nine months ended September 30, 2018 were $8.3 million, compared to $8.8 million and $12.7 million for the three and nine months ended September 30, 2017, respectively. Merger-related expenses incurred for the nine months ended September 30, 2018 related to our merger with BNC and were inclusive of costs associated with associate retention packages and cultural and technology integrations.
During the three and nine months ended September 30, 2018, Pinnacle Financial recorded income tax expense of $24.4 million and $67.1 million, respectively, compared to $35.1 million and $68.8 million for the three and nine months ended September 30, 2017, respectively. Pinnacle Financial's effective tax rate for the three and nine months ended September 30, 2018 was 20.7% and 20.3%, respectively, compared to 35.2% and 31.9% for the three and nine months ended September 30, 2017, respectively. The reduction in the effective tax rate is largely due to the reduction in the federal statutory corporate tax rate following enactment of the Tax Cuts and Jobs Act. Pinnacle Financial's effective tax rate differs from the combined federal and state income tax statutory rate applicable to Pinnacle Financial of 26.14% at September 30, 2018 and 39.23% at September 30, 2017 primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with bank-owned life insurance and tax savings from our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible FDIC insurance premiums. Tax benefits associated with our equity-based compensation program also reduced our income tax expense in both periods and resulted in tax benefits of $199,000 and $3.0 million for the three and nine months ended September 30, 2018, respectively, compared to $59,000 and $4.6 million, respectively, for the same periods in the prior year.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 47.3% and 48.3%, respectively, for the three and nine months ended September 30, 2018 compared to 50.8% and 51.1%, respectively, for the same periods in 2017. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio improved between the 2017 and 2018 comparative periods primarily due to the substantial completion in the first quarter of 2018 of the integration and technology conversion associated with the acquisition of BNC.
Financial Condition.  Reflecting organic growth due to continued economic growth in our core markets, increases in the number of relationship advisors and continued focus on attracting new customers to our company, net loans increased $1.82 billion, or 11.7%, during the nine months ended September 30, 2018, when compared to December 31, 2017. Total deposits were $18.41 billion at September 30, 2018, compared to $16.45 billion at December 31, 2017, an increase of $1.96 billion, or 11.9%.
Capital and Liquidity. At September 30, 2018 and December 31, 2017, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 11. Regulatory Matters in the Consolidated Financial Statements. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At September 30, 2018, we had approximately $78.8 million of cash at the holding company, substantially all of which could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, including an established line of credit with another bank that can be utilized, subject to the terms and conditions thereof, to provide up to $75 million of additional capital support to Pinnacle Bank, if needed.

Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our 2017 10-K.

Results of Operations
The following is a summary of our results of operations (dollars in thousands, except per share data):

	Three months ended September 30,		2018 - 2017 Percent	Nine Months Ended September 30,		2018 - 2017 Percent
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Interest income	$248,110	$201,896	22.9%	$690,622	$427,767	61.4%
Interest expense	58,690	28,986	102.5%	144,495	59,477	142.9%
Net interest income	189,420	172,910	9.5%	546,127	368,290	48.3%
Provision for loan losses	8,725	6,920	26.1%	25,058	17,384	44.1%
Net interest income after provision for loan losses	180,695	165,990	8.9%	521,069	350,906	48.5%
Noninterest income	51,478	43,248	19.0%	143,600	108,701	32.1%
Noninterest expense	113,990	109,736	3.9%	333,478	243,587	36.9%
Net income before income taxes	118,183	99,502	18.8%	331,191	216,020	53.3%
Income tax expense	24,436	35,060	(30.3)%	67,069	68,839	(2.6)%
Net income	$93,747	$64,442	45.5%	$264,122	$147,181	79.5%

Basic net income per common share	$1.22	$0.84	45.2%	$3.42	$2.48	37.9%

Diluted net income per common share	$1.21	$0.83	45.8%	$3.41	$2.46	38.6%

Net Interest Income.   Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $189.4 million and $546.1 million, respectively, for the three and nine months ended September 30, 2018, an increase of $16.5 million and $177.8 million from the levels recorded in the same periods of 2017. This increase was attributable to the growth in our loan portfolio due to our merger with BNC, organic growth, and an increase in the interest rates we receive on interest earning assets, offset in part by increases in the volume and the rates we pay on deposits and our other funding sources. Average loans for the three and nine months ended September 30, 2018 were 14.9% and 49.3%, respectively, greater than average loan balances for the same periods in 2017.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$17,259,139	$221,901	5.15%	$15,016,642	$183,570	4.91%
Securities:
Taxable	1,803,104	12,209	2.69%	2,080,512	12,067	2.30%
Tax-exempt (2)	1,272,529	10,074	3.72%	660,981	4,620	3.72%
Federal funds sold and other	647,728	3,926	2.40%	379,769	1,639	1.71%
Total interest-earning assets	20,982,500	$248,110	4.76%	18,137,904	$201,896	4.50%
Nonearning assets
Intangible assets	1,857,413			1,860,282
Other nonearning assets	1,285,138			1,213,273
Total assets	$24,125,051			$21,211,459

Interest-bearing liabilities:
Interest-bearing deposits:
Interest bearing DDAs	$828,420	$2,566	1.23%	$616,404	$1,213	0.78%
Interest checking	2,247,605	5,277	0.93%	2,042,329	2,155	0.42%
Savings and money market	7,284,373	21,125	1.15%	6,727,136	10,725	0.63%
Time	3,421,451	15,204	1.76%	2,488,756	5,011	0.80%
Total interest-bearing deposits	13,781,849	44,172	1.27%	11,874,625	19,104	0.64%
Securities sold under agreements to repurchase	146,864	165	0.44%	160,726	148	0.37%
Federal Home Loan Bank advances	1,497,511	8,171	2.16%	1,059,032	3,959	1.48%
Subordinated debt and other borrowings	468,990	6,182	5.29%	473,805	5,775	4.84%
Total interest-bearing liabilities	15,895,214	58,690	1.46%	13,568,188	28,986	0.85%
Noninterest-bearing deposits	4,330,917	—	0.00%	3,953,855	—	0.00%
Total deposits and interest-bearing liabilities	20,226,131	$58,690	1.15%	17,522,043	$28,986	0.66%
Other liabilities	24,490			34,387
Stockholders' equity	3,874,430			3,655,029
Total liabilities and shareholders' equity	$24,125,051			$21,211,459
Net interest income		$189,420			$172,910
Net interest spread (3)			3.30%			3.65%
Net interest margin (4)			3.65%			3.87%

(1) Average balances of nonaccrual loans are included in the above amounts.
(2) Yields based on the carrying value of those tax-exempt instruments are shown on a fully tax equivalent basis and include $3.8 million of taxable equivalent income for the quarter ended September 30, 2018 compared to $3.6 million for the quarter ended September 30, 2017.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended September 30, 2018 would have been 3.61% compared to a net interest spread of 3.84% for the three months ended September 30, 2017.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)	$16,653,548	$621,873	5.04%	$11,154,340	$389,093	4.73%
Securities:
Taxable	1,796,816	35,179	2.62%	1,593,590	26,765	2.25%
Tax-exempt (2)	1,162,587	25,709	3.51%	404,756	8,533	3.78%
Federal funds sold and other	476,219	7,861	2.21%	300,552	3,376	1.50%
Total interest-earning assets	20,089,170	$690,622	4.66%	13,453,238	$427,767	4.34%
Nonearning assets
Intangible assets	1,860,649			1,075,109
Other nonearning assets	1,246,081			830,337
Total assets	$23,195,900			$15,358,684

Interest-bearing liabilities:
Interest-bearing deposits:
Interest bearing DDAs	$803,230	$6,483	1.08%	$554,196	$2,712	0.65%
Interest checking	2,205,466	12,853	0.78%	1,652,738	5,062	0.41%
Savings and money market	6,850,249	49,294	0.96%	5,043,033	21,175	0.56%
Time	2,960,055	32,290	1.46%	1,498,114	9,267	0.83%
Total interest-bearing deposits	12,819,000	100,920	1.05%	8,748,081	38,216	0.58%
Securities sold under agreements to repurchase	133,489	438	0.44%	113,687	277	0.33%
Federal Home Loan Bank advances	1,655,222	24,867	2.01%	560,121	6,347	1.52%
Subordinated debt and other borrowings	470,564	18,270	5.19%	401,814	14,637	4.87%
Total interest-bearing liabilities	15,078,275	144,495	1.28%	9,823,703	59,477	0.81%
Noninterest-bearing deposits	4,301,952	—	0.00%	3,050,640	—	0.00%
Total deposits and interest-bearing liabilities	19,380,227	$144,495	1.00%	12,874,343	$59,477	0.62%
Other liabilities	14,145			20,486
Stockholders' equity	3,801,528			2,463,855
Total liabilities and shareholders' equity	$23,195,900			$15,358,684
Net interest income		$546,127			$368,290
Net interest spread (3)			3.38%			3.53%
Net interest margin (4)			3.70%			3.75%

(1) Average balances of nonaccrual loans are included in the above amounts.
(2) Yields based on the carrying value of those tax-exempt instruments are shown on a fully tax equivalent basis and include $10.4 million of taxable equivalent income for the nine months ended September 30, 2018 compared to $8.3 million for the nine months ended September 30, 2017.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the nine months ended September 30, 2018 would have been 3.67% compared to a net interest spread of 3.72% for the nine months ended September 30, 2017.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three and nine months ended September 30, 2018, our net interest margin was 3.65% and 3.70%, respectively, compared to 3.87% and 3.75% for the three and nine months ended September 30, 2017, respectively. Although our net interest margin for the three and nine month periods ended September 30, 2018 was positively impacted by yield expansion in our earning asset portfolio, these increases were offset by increases in our total funding costs. The expansion of our earning asset yields was driven in part by the impact of recent Federal funds rate increases, which positively impacted our floating and variable rate loan and investment portfolios. During the three and nine months ended September 30, 2018, our earning asset yield increased by 26 basis points and 32 basis points, respectively, from the same periods in the prior year while total funding rates increased by 49 basis points and 38 basis points compared to the three and nine months ended September 30, 2017. The increase in our core funding costs was primarily caused by higher prevailing market interest rates and increased FHLB borrowings which have higher interest rates than our deposits.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Although the recent rise in interest rates has lifted the yields we receive on earnings assets, pricing for creditworthy borrowers and meaningful depositors is very competitive in our markets and may continue to adversely impact our margins. We anticipate that this challenging competitive environment will continue during the remainder of 2018. We also expect the impact of purchase accounting on our net interest income will continue to decrease in future periods. However, we believe our net interest income should continue to increase in 2018 compared to 2017 primarily due to an increase in average earning asset volumes, including both loans and our securities portfolio. We seek to fund these increased earning assets by growing our core deposits, but will utilize wholesale and other forms of noncore funding to fund a shortfall, if any.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management's assessment of the loan portfolio, we adjust our allowance for loan losses to an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio. At September 30, 2018, our allowance for loan losses as a percentage of total loans was 0.46%, up slightly from 0.43% at December 31, 2017. The absolute level of our allowance for loan losses is largely driven by continued favorable credit experience in our larger portfolios and we believe it is supported by the strong economies presently in place in the markets in which we operate.

The provision for loan losses amounted to $8.7 million and $25.1 million, respectively, and for the three and nine months ended September 30, 2018 compared to $6.9 million and $17.4 million, respectively, for the three and nine months ended September 30, 2017. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs. Provision expense in the third quarter of 2018 continued to be negatively impacted by charge-offs realized in our consumer portfolio, primarily related to non-prime automobile loans, and also reflected the increase in our loan portfolio resulting from organic loan growth in 2018. In addition, we recorded a provision of $2.5 million in the third quarter to absorb potential incurred losses related to Hurricane Florence.

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

The following is a summary of our noninterest income for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three months ended September 30,		2018 - 2017 Percent	Nine Months Ended September 30,		2018 - 2017 Percent
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$6,404	$5,921	8.2%	$18,289	$13,955	31.1%
Investment services	5,237	3,660	43.1%	15,250	9,592	59.0%
Insurance sales commissions	2,126	2,123	0.1%	7,293	5,444	34.0%
Gains on mortgage loans sold, net	3,902	5,963	(34.6)%	11,423	14,785	(22.7)%
Gain on sale of investment securities, net	11	—	NA	41	—	NA
Income from equity method investment	14,236	8,937	59.3%	33,286	25,514	30.5%
Trust fees	3,087	2,636	17.1%	9,768	6,019	62.3%
Other noninterest income:
Interchange and other consumer fees	10,682	7,665	39.4%	28,658	21,388	34.0%
Bank-owned life insurance	3,397	2,623	29.5%	9,043	5,117	76.7%
Loan swap fees	733	1,011	(27.5)%	1,989	1,608	23.7%
SBA loan sales	565	1,134	(50.2)%	3,410	2,156	58.2%
Gain (loss) on other equity investments	(85)	333	(125.5)%	2,216	864	156.5%
Other noninterest income	1,183	1,242	(4.8)%	2,934	2,259	29.9%
Total other noninterest income	16,475	14,008	17.6%	48,250	33,392	44.5%
Total noninterest income	$51,478	$43,248	19.0%	$143,600	$108,701	32.1%

The increase in service charges on deposit accounts in the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts resulting from our acquisition of BNC and organic growth within this product subsequent to the closing of that acquisition.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three and nine months ended September 30, 2018, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, increased by $1.6 million and $5.7 million, respectively, as compared to the three and nine months ended September 30, 2017. At September 30, 2018 and 2017, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $4.00 billion and $2.98 billion, respectively, in brokerage assets. Revenues from the sale of insurance products by our insurance subsidiaries for the three months ended September 30, 2018 were relatively flat compared to the same period in the prior year and for the nine months ended September 30, 2018 up approximately $1.8 million when compared to the same period in the prior year. Included in insurance revenues for the nine months ended September 30, 2018 was $1.0 million of contingent income received in the first quarter of 2018 and was based on 2017 sales production and improved claims experience compared to $652,000 recorded in the same period in the prior year. Additionally, at September 30, 2018, our trust department was receiving fees on approximately $2.07 billion of managed assets compared to $1.88 billion at September 30, 2017, reflecting organic growth. The growth in our wealth management businesses is attributable to our expanded distribution platform in our new markets as well as the addition of associates in our legacy Tennessee markets.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $3.9 million and $11.4 million, respectively, for the three and nine months ended September 30, 2018 as compared to $6.0 million and $14.8 million, respectively, for the same periods in the prior year. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program. There is positive correlation between the size of the mortgage pipeline and the value of this hedge. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. Therefore, the size of the outstanding mortgage pipeline at any reporting period will directly impact the amount of revenue recorded for mortgage loans held for sale in any one period. An overall increase in the volume of loans included in the mortgage pipeline typically results in a gain on the change in the fair market value of the hedge. Decreases in the volume of loans included in the mortgage pipeline are likely to negatively impact the gains we recognize as a result of this program.

Income from equity-method investment is comprised solely of income from our 49% equity-method investment in BHG. Income from this equity-method investment was $14.2 million and $33.3 million, respectively, for the three and nine months ended September 30, 2018 compared to $8.9 million and $25.5 million, respectively, for the same periods last year. Income from equity-method investment is recorded net of associated expenses, including amortization expense associated with customer lists and other intangible assets of $693,000 and $2.1 million, respectively, for the three and nine months ended September 30, 2018 compared to $832,000 and $2.5 million for the three and nine months ended September 30, 2017. At September 30, 2018, there were $11.3 million of these intangible assets which will be amortized in lesser amounts over the next 17 years.  Also included in income from equity-method investment, is accretion income associated with the fair valuation of certain of BHG's liabilities of $719,000 and $2.2 million, respectively, for the three and nine months ended September 30, 2018, compared to $758,000 and $2.3 million for the three and nine months ended September 30, 2017. At September 30, 2018, there were $8.1 million of these liabilities which will be accreted into income in lesser amounts over the next 8 years.

During the three and nine months ended September 30, 2018, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $10.2 million and $33.7 million, respectively, in the aggregate compared to $4.5 million and $19.4 million for the same periods in the prior year, which reduced the carrying amount of our investment in BHG, while earnings from BHG during the three and nine months ended September 30, 2018 increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. No loans were purchased from BHG by Pinnacle Bank for the nine month periods ended September 30, 2018 or 2017, respectively. Earnings from BHG may fluctuate from period-to-period.

As our ownership interest in BHG is 49%, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity method investment in noninterest income.  For the three and nine months ended September 30, 2018, BHG reported $59.1 million and $151.9 million, respectively, in revenues, net of substitution losses of $12.1 million and $33.9 million, respectively, compared to revenues of $42.0 million and $113.2 million, respectively, for the three and nine months ended September 30, 2017, net of substitution losses of $9.1 million and $31.9 million, respectively.

•
Approximately $46.7 million and $120.8 million, respectively, of BHG's revenues for the three and nine months ended September 30, 2018 related to gains on the sale of commercial loans BHG had previously issued to doctor, dentist and other medical and professional practices compared to $33.5 million and $89.6 million, respectively, for the three and nine months ended September 30, 2017. BHG refers to this activity as its core product. BHG typically funds these loans from cash reserves on its balance sheet. Subsequent to origination, these core product loans are typically sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan. The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. At September 30, 2018, there were $1.8 billion in core product loans previously sold by BHG that were being actively serviced by BHG's bank network of purchasers.

Traditionally, BHG, at its sole option, may also provide purchasers of these core product loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. This substitution is subject to the purchaser having adhered to the standards of its purchase agreement with BHG. Additionally, all substitutions are subject to the approval by BHG's board of managers. As a result, the reacquired loans are deemed purchase credit impaired and recorded on BHG's balance sheet at the net present value of the loan's anticipated cash flows.  BHG will then initiate collection efforts and attempt to restore the reacquired loan to performing status. Substitution losses are recorded as a contra revenue account and reduce total revenues discussed above. BHG maintained a liability as of September 30, 2018 and 2017 of $85.0 million and $63.9 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution.

•
BHG will maintain loans on its balance sheet for a period of time prior to sale or transfer to a purchaser. Alternatively, BHG may elect to keep certain loans on its balance sheet through maturity. BHG also has an investment portfolio on which it earns interest and dividend income. Net interest income and fees associated with this activity amounted to $9.3 million and $23.1 million, respectively, for the three and nine months ended September 30, 2018 compared to $5.0 million and $13.8 million, respectively, for the three and nine months ended September 30, 2017.

•
Additionally, BHG will also refer loans to other lenders and, based on an agreement with the lender, earn a fee for doing so. Typically, these are loans that BHG believes would either be classified as consumer-type loans rather than commercial loans, the loans fail to meet the credit underwriting standards of BHG but another lender will accept the loans or are loans to borrowers in certain geographic locations where BHG has elected not to do business. For the three and nine months ended September 30, 2018, BHG recognized fee income of $378,000 and $962,000, respectively, as compared to $1.9 million and $5.8 million, respectively, for the same periods in the prior year related to these activities.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased in the three and nine months ended September 30, 2018 as a result of increased debit and credit card transactions as compared to the comparable periods in 2017 resulting from both customers added through acquisition and organic growth, but were negatively impacted by the Durbin amendment which was applicable to us beginning on July 1, 2017. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $3.4 million and $9.0 million, respectively, for the three and nine months ended September 30, 2018 compared to $2.6 million and $5.1 million, respectively, for the three and nine months ended September 30, 2017. The increase in earnings on these bank-owned life insurance policies resulted primarily from the purchase of $50.0 million of new policies during the second quarter of 2018, $50.0 million of new policies purchased in the third quarter of 2018 as well as the additional $202.3 million of bank-owned life insurance policies with terms similar to our existing policies which were added upon acquisition of BNC. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. Loan swap fees and SBA loan sales are all included in other noninterest income and fluctuate based on the current market environment. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses. The following is a summary of our noninterest expense for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		2018 - 2017 Percent	Nine Months Ended September 30,		2018 - 2017 Percent
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$41,024	$41,252	(0.6%)	$119,264	$90,979	31.1%
Commissions	3,011	2,042	47.5%	9,188	5,512	66.7%
Cash and equity incentives	14,505	13,042	11.2%	35,908	28,028	28.1%
Employee benefits and other	10,577	7,952	33.0%	32,588	21,797	49.5%
Total salaries and employee benefits	69,117	64,288	7.5%	196,948	146,316	34.6%
Equipment and occupancy	19,252	16,590	16.0%	55,203	36,978	49.3%
Other real estate expense	67	513	(86.9%)	92	827	(88.9%)
Marketing and other business development	3,293	2,222	48.2%	8,084	6,228	29.8%
Postage and supplies	1,654	1,755	(5.8%)	5,984	4,074	46.9%
Amortization of intangibles	2,616	3,077	(15.0%)	7,973	5,745	38.8%
Merger-related expense	—	8,847	(100.0%)	8,259	12,740	(35.2%)
Other noninterest expense:
Deposit related expense	5,982	2,790	114.4%	17,735	6,942	155.5%
Lending related expense	5,664	3,850	47.1%	14,267	9,459	50.8%
Wealth management related expense	433	393	10.2%	1,420	1,111	27.8%
Other noninterest expense	5,912	5,411	9.3%	17,513	13,167	33.0%
Total other noninterest expense	$17,991	$12,444	44.6%	$50,935	$30,679	66.0%
Total noninterest expense	$113,990	$109,736	3.9%	$333,478	$243,587	36.9%

Total salaries and employee benefits expenses increased approximately $4.8 million and $50.6 million, respectively, for the three and nine months ended September 30, 2018 compared to the same periods in 2017, primarily the result of our annual merit increases that are effective on January 1 of each year as well as increases in our associate base following our acquisition of BNC on June 16, 2017 and as a result of our efforts to continue to hire experienced bankers throughout our footprint. At September 30, 2018, our associate base was 2,249.5 full-time equivalent associates as compared to 2,194.5 at September 30, 2017. We expect salary and benefit expenses will continue to rise as we hire more experienced bankers throughout our expanded franchise.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our associates participate in our equity compensation plans. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of revenues and earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. Through the third quarter of 2018, we have accrued incentive costs for the cash incentive plan in 2018 at approximately 90% of our targeted awards.

Also included in employee benefits and other expense for the three and nine months ended September 30, 2018 were approximately $4.5 million and $13.3 million, respectively, of compensation expenses related to equity-based awards for restricted shares or restricted share units, including those with performance-based vesting criteria compared to $4.4 million and $11.5 million, respectively, for the three and nine months ended September 30, 2017. We have not issued stock options since 2008. Under our equity incentive plans, we provide a broad-based equity incentive program for all associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. Our compensation expense associated with equity awards for the three and nine months ended September 30, 2018 increased when compared to the three and nine months ended September 30, 2017 as a result of the additional associates we have hired as a result of our acquisition of BNC or thereafter throughout our footprint. We expect our compensation expense associated with equity awards to continue to increase during the remainder of 2018 when compared to 2017 as a result of the equity awards we have issued to new associates including those BNC associates we have retained and our intention to hire additional experienced financial advisors during the remainder of 2018. Employee benefits and other expenses also includes costs associated with our 401k plan, health insurance, and payroll taxes.

Equipment and occupancy expenses for the three and nine months ended September 30, 2018 increased $2.7 million and $18.2 million, respectively, as compared to the same periods in the prior year due to our BNC merger, including the completion and opening of an office in North Carolina in 2018, and two new locations opened in our Tennessee markets in the latter part of 2017. We believe the number of our locations will increase over an extended period of time, particularly in our Tennessee markets. In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense. There are no current plans to materially expand our branch distribution in the Carolinas and Virginia.

Marketing and business development expense for the three and nine months ended September 30, 2018 was $3.3 million and $8.1 million, respectively, compared to $2.2 million and $6.2 million, respectively, for the three and nine months ended September 30, 2017. The primary source of the increase in 2018 as compared to 2017 is related to our merger with BNC and the associated marketing and business development expenses for our expanded footprint.

Intangible amortization expense was $2.6 million and $8.0 million, respectively, for the three and nine months ended September 30, 2018 compared to $3.1 million and $5.7 million for the same periods in 2017. The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives at September 30, 2018:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
CapitalMark	2015	6.2	7	1.9
Magna Bank	2015	3.2	6	0.8
Avenue	2016	8.8	9	5.0
BNC	2017	48.1	10	38.6
Book of Business Intangible:
Miller Loughry Beach Insurance	2008	1.3	20	0.3
CapitalMark	2015	0.3	16	0.2
BNC Insurance	2017	0.4	20	0.4
BNC Trust	2017	1.9	10	1.7

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense of these intangibles is estimated to decrease from $9.4 million to $4.8 million per year over the next 5 years with lesser amounts for the remaining amortization period.

No merger-related expenses were recorded during the quarter ended September 30, 2018. During the nine months ended September 30, 2018, merger-related expenses were $8.3 million. Merger-related expenses were $8.8 million and $12.7 million, respectively, for the three and nine months ended September 30, 2017. In each of these periods, merger-related expenses incurred were associated with our merger with BNC. Merger-related expenses during the nine months ended September 30, 2018 and 2017 were inclusive of costs associated with associate retention packages and cultural and technology integrations.

Deposit related expense increased by $3.2 million and $10.8 million, respectively, during the three and nine months ended September 30, 2018 when compared to the same periods in 2017. This increase is primarily the result of increases in FDIC insurance premiums of $2.2 million and $7.7 million in the three and nine months ended September 30, 2018, respectively. Lending and wealth management related expenses each increased during the three and nine months ended September 30, 2018 when compared to the same periods in 2017. These increases are directly correlated with increased lending and wealth management activities during the respective periods.

Total other noninterest expenses increased by $501,000 and $4.3 million, respectively, during the three and nine months ended September 30, 2018 when compared to the same periods in 2017. This increase is due to a variety of factors and includes increases in audit and consulting fees, increased regulatory exam fees and increased state franchise tax expense.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 47.3% and 48.3%, respectively, for the three and nine months ended September 30, 2018 compared to 50.8% and 51.1%, respectively, for the three and nine months ended September 30, 2017. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Income Taxes. During the three and nine months ended September 30, 2018, Pinnacle Financial recorded income tax expense of $24.4 million and $67.1 million, respectively, compared to $35.1 million and $68.8 million, respectively, for the three and nine months ended September 30, 2017. Pinnacle Financial's effective tax rate for the three and nine months ended September 30, 2018 was 20.7% and 20.3%, respectively, compared to 35.2% and 31.9%, respectively, for the three and nine months ended September 30, 2017, primarily due to the reduction in the federal statutory corporate tax rate following enactment of the Tax Cuts and Jobs Act. Pinnacle Financial's effective tax rate differs from the combined federal and state income tax statutory rate in effect of 26.14% and 39.23%, during the respective periods, primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with bank-owned life insurance and tax savings from our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible FDIC insurance premiums. Periodic income tax expense is also impacted upon the vesting of restricted share awards and the exercise of employee stock options and is recorded as a discrete item as a component of total income tax. Income tax expense was reduced by $199,000 and $3.0 million, respectively, for the three and nine months ended September 30, 2018 compared to a reduction of $59,000 and $4.6 million, respectively, for the three and nine months ended September 30, 2017, resulting from the vesting of such awards.

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

Financial Condition

Our consolidated balance sheet at September 30, 2018 reflects an increase in total loans outstanding to $17.46 billion compared to $15.63 billion at December 31, 2017. Total deposits increased by $1.96 billion between December 31, 2017 and September 30, 2018. Total assets were $24.56 billion at September 30, 2018 compared to $22.20 billion at December 31, 2017.

Loans.  The composition of loans at September 30, 2018 and at December 31, 2017 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$7,215,119	41.3%	$6,669,610	42.7%
Consumer real estate – mortgage	2,815,160	16.1%	2,561,214	16.4%
Construction and land development	2,059,009	11.8%	1,908,288	12.2%
Commercial and industrial	5,006,247	28.7%	4,141,341	26.5%
Consumer and other	368,474	2.1%	352,663	2.2%
Total loans	$17,464,009	100.0%	$15,633,116	100.0%

The composition of our loan portfolio has changed due to our merger with BNC, which had more of a commercial real estate focus, including construction, than we did in our legacy Tennessee markets. As we intend to focus on growth of the commercial and industrial segment in our expanded footprint, we continue to believe our commercial and industrial portfolio will again become a more substantial portion of our total loan portfolio. The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At September 30, 2018, approximately 37.3% of the outstanding principal balance of our commercial real estate - mortgage loans was secured by owner-occupied commercial real estate properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Growth in the construction and land development loan segment reflects the development and growth of the local economies in which we operate and is diversified between commercial, residential and land.

Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes.  Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At September 30, 2018 and December 31, 2017, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 87.8% and 89.4%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 287.6% and 297.1% as of September 30, 2018 and December 31, 2017, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. While Pinnacle Bank was in excess of the 300% guideline for the first six months of 2018, at September 30, 2018, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The following table classifies our fixed and variable rate loans at September 30, 2018 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at September 30, 2018			Percentage	Percentage
	Fixed Rates	Variable Rates	Totals	At September 30, 2018	At December 31, 2017
Based on contractual maturity:
Due within one year	$869,851	$2,481,793	$3,351,644	19.2%	18.2%
Due in one year to five years	4,611,450	3,953,916	$8,565,366	49.0%	48.2%
Due after five years	2,638,201	2,908,798	$5,546,999	31.8%	33.6%
Totals	$8,119,502	$9,344,507	$17,464,009	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate (*)	$—	$2,683,545	$2,683,545	15.4%	16.4%
Due within one year	869,851	6,055,934	6,925,785	39.6%	37.8%
Due in one year to five years	4,611,450	361,098	4,972,548	28.5%	28.4%
Due after five years	2,638,201	243,930	2,882,131	16.5%	17.4%
Totals	$8,119,502	$9,344,507	$17,464,009	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

(*) Daily floating rate loans are tied to Pinnacle Bank's prime lending rate or a national interest rate index with the underlying loan rates changing in relation to changes in these indexes. Included in variable rate loans are $62.2 million of loans which are currently priced at their contractual floors with a weighted average rate of 6.00%. The weighted average contractual rate on these loans is 5.05%. As a result, interest income on these loans will not change until the contractual rate on the underlying loan exceeds the interest rate floor.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
Accruing loans past due 30 to 89 days:	2018	2017
Commercial real estate – mortgage	$10,389	$23,331
Consumer real estate – mortgage	13,358	14,835
Construction and land development	3,368	4,136
Commercial and industrial	10,741	7,406
Consumer and other	4,361	6,311
Total accruing loans past due 30 to 89 days	$42,217	$56,019

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$—	$104
Consumer real estate – mortgage	—	1,265
Construction and land development	—	146
Commercial and industrial	1,128	1,348
Consumer and other	645	1,276
Total accruing loans past due 90 days or more	$1,773	$4,139

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.24%	0.36%
Accruing loans past due 90 days or more as a percentage of total loans	0.01%	0.02%
Total accruing loans in past due status as a percentage of total loans	0.25%	0.38%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $202.5 million, or 1.2% of total loans at September 30, 2018, compared to $164.0 million, or 1.1% of total loans at December 31, 2017. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. Approximately $7.8 million of potential problem loans were past due at least 30 days but less than 90 days as of September 30, 2018.

Nonperforming Assets and Troubled Debt Restructurings. At September 30, 2018, we had $95.6 million in nonperforming assets compared to $85.5 million at December 31, 2017. Included in nonperforming assets were $77.9 million in nonaccrual loans and $17.7 million in OREO and other nonperforming assets at September 30, 2018 and $57.5 million in nonaccrual loans and $28.0 million in OREO and other nonperforming assets at December 31, 2017. At September 30, 2018 and December 31, 2017, there were $6.1 million and $6.6 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

Allowance for Loan Losses (allowance).  We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of September 30, 2018 and December 31, 2017, our allowance for loan losses was approximately $80.0 million and $67.2 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for loan losses is adjusted to an amount that our management deems appropriate to adequately cover the probable losses in the loan portfolio based on our allowance for loan loss methodology. Our allowance for loan losses as a percentage of total loans was 0.46% at September 30, 2018, up slightly from 0.43% at December 31, 2017. As a result of our acquired loan portfolios being recorded at fair value upon acquisition, no allowance for loan losses is assigned to purchased loans as of the date of acquisition. However, an allowance for loan losses is recorded for purchased loans that have experienced credit deterioration subsequent to acquisition or increases in balances outstanding.

As of September 30, 2018, net loans included a remaining net fair value discount of $110.0 million. For the nine months ended September 30, 2018, the net fair value discount changed as follows:

	Accretable Yield	Nonaccretable Yield	Total
December 31, 2017	$132,002	$31,537	163,539
Acquisitions	—	—	—
Year-to-date accretion and settlements	(41,258)	(12,262)	(53,520)
September 30, 2018	$90,744	$19,275	$110,019

The following table sets forth, based on management's estimate, the allocation of the allowance for loan losses to categories of loans as well as the unallocated portion as of September 30, 2018 and December 31, 2017 and the percentage of loans in each category to total loans (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$26,517	41.3%	$21,188	42.7%
Consumer real estate - mortgage	6,727	16.1%	5,031	16.4%
Construction and land development	10,982	11.8%	8,962	12.2%
Commercial and industrial	30,124	28.7%	24,863	26.5%
Consumer and other	4,813	2.1%	5,874	2.2%
Unallocated	822	NA	1,322	NA
Total allowance for loan losses	$79,985	100.0%	$67,240	100.0%

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2018 and for the year ended December 31, 2017 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Nine months ended September 30, 2018	Year ended December 31, 2017
Balance at beginning of period	$67,240	$58,980
Provision for loan losses	25,058	23,664
Charged-off loans:
Commercial real estate – mortgage	(2,930)	(633)
Consumer real estate – mortgage	(1,533)	(1,461)
Construction and land development	(36)	(137)
Commercial and industrial	(7,600)	(4,297)
Consumer and other loans	(10,217)	(15,518)
Total charged-off loans	(22,316)	(22,046)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	1,517	671
Consumer real estate – mortgage	2,190	1,516
Construction and land development	1,645	1,136
Commercial and industrial	2,492	1,317
Consumer and other loans	2,159	2,002
Total recoveries of previously charged-off loans	10,003	6,642
Net charge-offs	(12,313)	(15,404)
Balance at end of period	$79,985	$67,240
Ratio of allowance for loan losses to total loans outstanding at end of period	0.46%	0.43%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.10%	0.13%

(1)Net charge-offs for the year-to-date period ended September 30, 2018 have been annualized.

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
Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of inherent losses existing in the loan portfolio at September 30, 2018. While our policies and procedures used to estimate the allowance for loan losses as well as the resultant provision for loan losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $3.20 billion and $2.54 billion at September 30, 2018 and December 31, 2017, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at September 30, 2018 and December 31, 2017 follows:

	September 30, 2018	December 31, 2017
Weighted average life	6.89 years	6.29 years
Effective duration	4.40%	3.49%
Tax equivalent yield	3.11%	2.68%
During the third quarter of 2018, Pinnacle Financial transferred, at fair value, $179.8 million of municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio to manage the earning asset potential and associated risk assumed with the purchase of these type of securities. The related unrealized after tax losses of $2.2 million remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer.

Deposits and Other Borrowings. We had approximately $18.41 billion of deposits at September 30, 2018 compared to $16.45 billion at December 31, 2017. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $130.2 million at September 30, 2018 and $135.3 million at December 31, 2017. Additionally, at September 30, 2018 and December 31, 2017, Pinnacle Bank had borrowed $1.52 billion and $1.32 billion, respectively, in advances from the Federal Home Loan Bank of Cincinnati (FHLB). At September 30, 2018, Pinnacle Bank also had approximately $2.47 billion in additional availability with the FHLB; however, incremental borrowings are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or non-core funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at September 30, 2018 and December 31, 2017:

	September 30, 2018	Percent	December 31, 2017	Percent
Core funding:
Noninterest-bearing deposit accounts	$4,476,925	21.8%	$4,381,386	23.9%
Interest-bearing demand accounts	2,871,094	14.0%	2,756,505	15.0%
Money Market accounts	6,600,824	32.2%	5,847,650	31.8%
Time deposit accounts less than $250,000	1,547,299	7.5%	1,260,162	6.9%
Reciprocating demand deposit accounts (1)	102,949	0.5%	77,472	0.4%
Reciprocating savings accounts (1)	387,280	1.9%	408,806	2.2%
Reciprocating CD accounts (1)	90,488	0.4%	106,227	0.6%
Total core funding	16,076,859	78.3%	14,838,208	80.8%
Non-core funding:
Relationship based non-core funding:
Other time deposits	678,472	3.3%	444,951	2.4%
Securities sold under agreements to repurchase	130,217	0.7%	135,262	0.8%
Total relationship based non-core funding	808,689	4.0%	580,213	3.2%
Wholesale funding:
Brokered deposits	496,478	2.4%	445,822	2.4%
Brokered time deposits	1,155,706	5.6%	722,721	3.9%
Federal Home Loan Bank advances	1,520,603	7.4%	1,319,909	7.2%
Subordinated debt- Pinnacle Bank	127,914	0.6%	127,727	0.7%
Subordinated debt- Pinnacle Financial	337,573	1.7%	337,778	1.8%
Total wholesale funding	3,638,274	17.7%	2,953,957	16.0%
Total non-core funding	4,446,963	21.7%	3,534,170	19.2%
Totals	$20,523,822	100.0%	$18,372,378	100.0%
______________________

(1)
The reciprocating categories consists of deposits we receive from a bank network (the Promontory network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the Promontory network.

As noted in the table above, our core funding as a percentage of total funding decreased from 80.8% at December 31, 2017 to 78.3% at September 30, 2018, primarily as a result of our increased FHLB advances and increased levels of brokered time deposits. Core deposits at December 31, 2017 have been restated from prior presentation for the recent regulatory changes that allow for the treatment of reciprocal deposits as core funding.

When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives.  We increased our exposure to brokered deposits in the first half of 2018 as a measure to diversify wholesale funding sources. Our Asset Liability Management Policy institutes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits were within those policy limitations as of September 30, 2018.

Our funding policies impose limits on the amount of non-core funding we can utilize based on the non-core funding dependency ratio which is calculated pursuant to regulatory guidelines. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our funding sources back into compliance with our core funding ratios.  At September 30, 2018 and December 31, 2017, we were in compliance with our core funding policies. Though growing our core deposit base is a key strategic objective of our firm, our current growth plans contemplate that we may increase our non-core funding amounts from current levels, but we do not currently anticipate that such increases will exceed our internal policies.

The amount of time deposits as of September 30, 2018 amounted to $3.47 billion.  The following table shows our time deposits in denominations of $100,000 and less and in denominations greater than $100,000 by category based on time remaining until maturity and the weighted average rate for each category as of September 30, 2018 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$356,776	1.55%
Over three but less than six months	382,916	1.72%
Over six but less than twelve months	470,383	1.90%
Over twelve months	509,641	2.20%
	$1,719,716	1.88%
Denominations $100,000 and greater
Three months or less	$395,624	1.22%
Over three but less than six months	338,702	1.55%
Over six but less than twelve months	545,600	1.91%
Over twelve months	472,323	2.21%
	$1,752,249	1.76%
Totals	$3,471,965	1.82%

Subordinated debt and other borrowings.  We have entered into and acquired a number of statutory business trusts which were established to issue 30-year trust preferred securities and related junior subordinated debt instruments and certain other subordinated debt agreements. We also have a $75.0 million revolving credit facility, which we have not drawn upon as of September 30, 2018 and which matures on April 25, 2019. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at September 30, 2018	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	5.13%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	3.80%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	4.05%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	5.18%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	5.59%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	5.19%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	4.74%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	4.10%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	5.47%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	3.82%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	4.07%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	3.90%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed (2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (3)
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed (4)
BNC Subordinated Note	October 15, 2013	October 15, 2023	10,410	7.08%	30-day LIBOR + 5.00% (5)

Other Borrowings
Revolving credit facility (6)	April 26, 2018	April 25, 2019	—	—	30-day LIBOR + 1.75%

Debt issuance costs and fair value adjustments			(7,918)
Total subordinated debt and other borrowings			$465,487
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
(6) Borrowing capacity on the revolving credit facility is $75.0 million. At September 30, 2018, there was no outstanding balance under this facility. An unused fee of 0.35% is assessed on the average daily unused amount of the loan.

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

Capital Resources. At September 30, 2018 and December 31, 2017, our shareholders' equity amounted to $3.90 billion and $3.71 billion, respectively, an increase of approximately $189.1 million. The increase is primarily attributable to net income and partially offset by a decrease in our other comprehensive income.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $423.1 million at September 30, 2018.  During the three and nine months ended September 30, 2018, our bank paid dividends of $15.5 million and $66.0 million, respectively, to us which is within the limits allowed by the TDFI.

During the three and nine months ended September 30, 2018, we paid $11.0 million and $32.9 million, respectively, in dividends to our common shareholders. On October 16, 2018, our board of directors declared a $0.16 quarterly cash dividend to common shareholders which should approximate $12.6 million in aggregate dividend payments that are expected to be paid on November 30, 2018 to common shareholders of record as of the close of business on November 2, 2018. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to us.

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

Estimated % Change in Net Interest Income Over 12 Months
September 30, 2018
Instantaneous Rate Change
100 bps increase	4.5%
200 bps increase	8.1%

While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, we believe that a gradual shift in interest rates would have a more modest impact. Further, the earnings simulation model does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate any potential adverse impact of changes in interest rates.

The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios set out in the table above is a key assumption in our projected estimates of net interest income. The projected impact on net interest income in the table above assumes no change in deposit portfolio size or mix from the baseline forecast in alternative rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding would reduce our benefit in those scenarios.

At September 30, 2018, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy. The board has suspended the requirement to model the down 400 bps scenario while 10 year maturity Treasury rates are below 4.0%, which was the case as of September 30, 2018.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At September 30, 2018, our EVE modeling indicates the following changes in EVE due to instantaneous upward changes in rates:

September 30, 2018
Instantaneous Rate Change
100 bps increase	(1.1%)
200 bps increase	(4.1%)

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

At September 30, 2018, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy. The board has suspended the requirement to model the down 400 bps scenario while 10 year maturity Treasury rates are below 4.0%, which was the case as of September 30, 2018.

Most likely earnings simulation models. We also analyze a most-likely earnings simulation scenario that projects the expected change in rates based on a forward yield curve adopted by management using expected balance sheet volumes forecasted by management.  Separate growth assumptions are developed for loans, investments, deposits, etc.  Other interest rate scenarios analyzed by management may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements to further analyze or stress our balance sheet under various interest rate scenarios. Each scenario is evaluated by management and weighted to determine the most likely result. These processes assist management to better anticipate our financial results and, as a result, management may determine the need to invest in other operating strategies and tactics which might enhance results or better position the firm's balance sheet to reduce interest rate risk going forward.

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

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and the firm's conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers one additional increase in short-term interest rates in 2018.  Our "most likely" rate forecast has been largely consistent over recent quarters and is based primarily on information we acquire from a service which includes a consensus forecast of numerous benchmarks. We may implement additional actions designed to achieve our desired sensitivity position.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At September 30, 2018, we were in compliance with our liquidity coverage ratio.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

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

In addition, our bank is a member of the FHLB Cincinnati.  As a result, our bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB Cincinnati, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on its ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity with the FHLB Cincinnati. At September 30, 2018, we estimate we had $3.99 billion in borrowing capacity with the FHLB Cincinnati.  However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati. At September 30, 2018, our bank had received advances from the FHLB Cincinnati totaling $1.52 billion. At September 30, 2018, the scheduled maturities of Pinnacle Bank's FHLB Cincinnati advances and interest rates are as follows (in thousands):

Scheduled Maturities	Amount	Interest Rates (1)
2018	$45,000	2.25%
2019	503,000	1.87%
2020	407,586	2.02%
2021	398,750	2.44%
2022	41,250	2.85%
Thereafter	125,017	2.19%
Total	$1,520,603
Weighted average interest rate		2.12%
______________________
(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future.  The table reflects rates in effect as of September 30, 2018.

Pinnacle Bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $170.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month of borrowing. We had no outstanding borrowings at September 30, 2018 under these agreements. Our bank also has approximately $3.22 billion in available Federal Reserve discount window lines of credit.

At September 30, 2018, excluding reciprocating time and money market deposits issued through the Promontory Network, we had $1.65 billion of brokered deposits. Historically, we have issued brokered certificates of deposit through several different brokerage houses based on competitive bid.

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

At September 30, 2018, we had no significant commitments for capital expenditures. However, we believe the number of our locations will increase over an extended period time, particularly in our Tennessee markets. In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense. There are no current plans to materially expand our branch distribution in the Carolinas and Virginia.

Off-Balance Sheet Arrangements.  At September 30, 2018, we had outstanding standby letters of credit of $177.8 million and unfunded loan commitments outstanding of $6.46 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or, on a short-term basis, to borrow and purchase Federal funds from other financial institutions.

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

Recently Adopted Accounting Pronouncements

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU make more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments will be effective for public companies for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. Pinnacle Financial early adopted this standard in the first quarter of 2018 and subsequently entered into three hedging transactions during the nine months ended September 30, 2018, and one additional hedging transaction in October 23, 2018, all of which are eligible for hedge accounting as a result of the new standard, as noted in Note 9. Derivative Instruments.

In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendment in this ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted with modified retrospective application. Pinnacle Financial elected to early adopt this standard in the first quarter of 2018 and it continues to have no material impact to its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendment in this ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. There has been no material impact on Pinnacle Financial's consolidated financial statements due to the adoption of this standard in the first quarter of 2018.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230) intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The guidance became effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Pinnacle Financial adopted this standard in the first quarter of 2018 and it continues to have no material impact to its consolidated financial statements, with the exception of dividends received from its and Pinnacle Bank's equity method investments which were reclassified from cash flow from investments to operating cash flow.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10) which, among other things, (i) requires equity investments, excluding those accounted for under the equity method or that result in consolidation, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU 2016-01 became effective for Pinnacle Financial in the first quarter of 2018 and continues to have no material impact on its consolidated financial statements. See Note 10. Fair Value of Financial Instruments for disclosure of the fair value of financial instruments based on an exit price notion as required by ASU 2016-01.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which was developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Pinnacle Financial adopted the ASU during the first quarter of 2018, as required, using a modified retrospective approach. The majority of Pinnacle Financial's revenue stream is generated from interest income on loans and deposits, which are outside the scope of Topic 606. Pinnacle Financial’s sources of income that fall within the scope of Topic 606 include service charges on deposits, investment services, insurance sales commissions, trust fees, interchange fees and gains and losses on sales of other real estate, all of which are presented within noninterest income. Pinnacle Financial has evaluated the effect of Topic 606 on these fee-based income streams and concluded that adoption of the standard did not materially impact its consolidated financial statements. The following is a summary of the implementation considerations for the revenue streams that fall within the scope of Topic 606:

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those periods. Early adoption is permitted. If this standard had been effective as of the date of the financial statements included in this report, there would have been no impact on Pinnacle Financial's consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This update is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new disclosure guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. Pinnacle Financial is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU addressed the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the newly enacted federal corporate tax rate included in the Tax Cuts and Jobs Act issued December 22, 2017. These amendments allow an entity to make a reclassification from other comprehensive income to retained earnings for the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted with retrospective application. This standard will not have a material impact on Pinnacle Financial's consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases which requires recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for operating leases. The guidance becomes effective for Pinnacle Financial on January 1, 2019.  Had this standard been effective as of September 30, 2018, we would have recorded a right of use asset and lease liability of approximately $70 million. In July 2016, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases which provides technical corrections and improvements to ASU 2016-02. It is not anticipated that this update will have an impact on our adoption of ASU 2016-02. Also in July 2016, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842): Targeted Improvements which provides an optional transition method to adopt the new requirements of ASU 2016-02 as of the adoption date with no adjustment to the presentation or disclosure of comparative prior periods included in the financial statements in the period of adoption. Pinnacle Financial intends to elect the optional transition method which will result in presentation of periods prior to adoption under the prior lease guidance of ASC Topic 840.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 38 through 61 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended September 30, 2018.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	2,413	$61.64	—	—
August 1, 2018 to August 31, 2018	4,339	63.16	—	—
September 1, 2018 to September 30, 2018	3,224	64.46	—	—
Total	9,976	$63.24	—	—
______________________

(1)
During the quarter ended September 30, 2018, 37,151 shares of restricted stock previously awarded to certain of the participants in our equity incentive plans vested. We withheld 9,976 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

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

PINNACLE FINANCIAL PARTNERS, INC.

November 2, 2018	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

November 2, 2018	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer