Form 10-K
period 2018-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2019-02-28
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter:  $4,632,460,322 as of June 30, 2018.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 77,531,750 shares of common stock as of February 26, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 16, 2019, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:  (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) continuation of the historically low short-term interest rate environment; (iii) the inability of Pinnacle Financial, or entities in which it has significant investments, like Bankers Healthcare Group, LLC ("BHG"), to maintain the historical growth rate of its, or such entities', loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of compression to net interest margin; (vii) greater than anticipated adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina and Virginia,  particularly in commercial and residential real estate markets; (viii) fluctuations or unanticipated changes in interest rates on loans or deposits or that affect the yield curve; (ix) the results of regulatory examinations; (x) the ability to retain large, uninsured deposits; (xi) a merger or acquisition; (xii) risks of expansion into new geographic or product markets; (xiii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xv) further deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Financial's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xvii) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xviii) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Financial contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xix) the possibility of increased compliance costs as a result of increased regulatory oversight, including oversight by the Consumer Financial Protection Bureau, oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients;  (xx) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company if not prohibited from doing so by Pinnacle Financial or Pinnacle Bank; (xxi) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxii) the availability and access to capital; (xxiii) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions; and (xxiv) general competitive, economic, political and market conditions. A more detailed description of these and other risks is contained in "Item 1A. Risk Factors" below. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this release, whether as a result of new information, future events or otherwise.

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms "we," "our," "us," "the firm," "Pinnacle Financial Partners," "Pinnacle" or "Pinnacle Financial" as used herein refer to Pinnacle Financial Partners, Inc., and its subsidiaries, including Pinnacle Bank, which we sometimes refer to as "our bank subsidiary" or "our bank" and its other subsidiaries.  References herein to the fiscal years 2014, 2015, 2016, 2017 and 2018 mean our fiscal years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

ITEM 1.  BUSINESS

OVERVIEW

Pinnacle Financial Partners is a bank holding company headquartered in Tennessee, with approximately $25.0 billion in total assets as of December 31, 2018. The holding company is the parent company of Pinnacle Bank, a Tennessee state-chartered bank, and owns 100% of the capital stock of Pinnacle Bank. The firm started operations on October 27, 2000, in Nashville, Tennessee, and has since grown through a combination of acquisitions and organic growth to 114 offices, including 47 in Tennessee, 38 in North Carolina, 21 in South Carolina and eight in Virginia.

The firm operates as a community bank in 11 primarily urban markets and their surrounding communities. As an urban community bank, Pinnacle provides the personalized service most often associated with smaller banks while offering many of the sophisticated products and services, such as investments and treasury management, more typically found at much larger banks. This approach has enabled Pinnacle Bank to attract clients from the regional and national banks in all its markets. As a result, Pinnacle Bank has grown steadily in market share rankings in many of its markets, according to the 2018 FDIC Summary of Deposits data.

The FDIC Summary of Deposits data as of June 30, 2018 is as follows:

Metropolitan Statistical Area (MSA)	Deposit Rank	PNFP Deposit Market Share
Nashville-Davidson-Murfreesboro-Franklin, TN	1	14.7%
Knoxville, TN	5	7.9%
Chattanooga, TN-GA	4	7.1%
Memphis, TN-MS-AR	6	3.2%
Greensboro-High Point, NC	3	11.4%
Charlotte-Concord-Gastonia, NC-SC	9	0.4%
Raleigh, NC	14	1.1%
Charleston-North Charleston, SC	8	4.1%
Greenville-Anderson-Mauldin, SC	14	1.3%
Roanoke, VA	5	7.3%
Winston-Salem, NC	3	2.8%

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

In June 2017, Pinnacle Financial completed the acquisition of BNC Bancorp ("BNC") for an aggregate of 27,687,100 shares of Pinnacle Financial's common stock valued at $1.9 billion and approximately $129,000 in cash (related to fractional shares). Included in the shares of common stock issued were 136,890 shares of unvested restricted stock that Pinnacle Financial assumed and which are continuing to vest over their original contractual terms. The fair value of these awards was $9.2 million, with $5.4 million attributable to services provided by the recipients prior to the merger, that accordingly was included as merger consideration. This acquisition expanded our operations into the Carolinas and Virginia.

In February 2015, Pinnacle Bank acquired a 30% membership interest in Bankers Healthcare Group, LLC ("BHG"), a company which primarily is engaged in the business of making term loans to healthcare practices, for $75 million in cash. On March 1, 2016, Pinnacle Financial and Pinnacle Bank entered into an agreement to acquire 8.55% and 10.45%, respectively, of the outstanding membership interests in BHG for $114.0 million, payable in a mix of cash and stock consideration. The cash consideration was $74.1 million and the stock consideration was 860,470 shares of Pinnacle Financial's common stock, with a fair value of $39.9 million on the date of acquisition.

On March 1, 2016, Pinnacle Financial, Pinnacle Bank and the other members of BHG entered into an Amended and Restated Limited Liability Company Agreement of BHG that provides for, among other things, the following terms: (i) the inability of any member of BHG to transfer its ownership interest in BHG without the consent of the other members of BHG until March 1, 2021, other than transfers to family members, trusts or affiliates of the transferring member, in connection with the acquisition of Pinnacle Financial or Pinnacle Bank or as a result of a change in applicable law that forces Pinnacle Financial and/or Pinnacle Bank to divest their ownership interests in BHG; (ii) the inability of the board of managers of BHG (of which Pinnacle Financial and Pinnacle Bank have two of the five members (the "Pinnacle Managers")) to approve a sale of BHG until March 1, 2020 without the consent of one of the Pinnacle Managers; (iii) co-sale rights for Pinnacle Financial and Pinnacle Bank in the event the other members of BHG decide to sell all or a portion of their ownership interests after March 1, 2021; and (iv) a right of first refusal for BHG and the other members of BHG in the event that Pinnacle Financial and/or Pinnacle Bank were to sell all or a portion of their ownership interests after March 1, 2021, except in connection with a transfer of their ownership interests to an affiliate or in connection with the acquisition of Pinnacle Financial or Pinnacle Bank.

PRODUCTS AND SERVICES

Lending Services

We offer a full range of lending products, including commercial, real estate and consumer loans to individuals and small-to medium-sized businesses and professional entities.  We compete for these loans with competitors who are also well established in our geographic markets.

Pinnacle Bank's loan approval policies provide for various levels of officer lending authority. When the total amount of loans to a single borrower exceeds an individual officer's lending authority, officers with higher lending authority determine whether to approve any new loan requests or renewals of existing loans.  Loans to directors and executive officers subject to Regulation O of the FDIC's rules and regulations require approval of the board, and, certain extensions of credit, including loans above certain amounts require approval of a committee of the board.

Pinnacle Bank's lending activities are subject to a variety of lending limits imposed by federal and state law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to Pinnacle Bank. In general, however, at December 31, 2018, we were able to loan any one borrower a maximum amount equal to approximately $364.9 million, for loans that meet certain additional collateral guidelines. These legal limits will increase or decrease as Pinnacle Bank's capital increases or decreases as a result of its earnings or losses, the injection of additional capital, payments of dividends, acquisitions, or for other reasons. Pinnacle Bank has internal loan limits ranging from $15 million to $60 million, dependent upon the internal risk rating of a loan, all of which limits are well below the legal lending limit of the bank. All relationships in excess of their limit were each approved by the executive committee of the board of directors or the full board of directors. Pinnacle Bank currently has 39 relationships in excess of the $60 million internal loan limit.

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

Pinnacle Bank also makes a variety of loans to individuals for personal, family, investment and household purposes, including secured and unsecured installment and term loans and lines of credit, residential first mortgage loans, home equity loans and home equity lines of credit. We also offer credit cards for consumers and businesses directly as well as through the marketing efforts of BHG.

Deposit Services

Pinnacle Bank seeks to establish a broad base of core deposits, including savings, checking, noninterest-bearing checking, interest-bearing checking, money market and certificate of deposit accounts, including access to products offered through various CDARS programs. Rates paid on such deposits vary among banking markets and deposit categories due to different terms and conditions, individual deposit size, services rendered and rates paid by competitors on similar deposit products. We act as a depository for a number of state and local governments and government agencies or instrumentalities. Such public fund deposits are often subject to competitive bid and in many cases must be secured by pledging a portion of our investment securities or a letter of credit.

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

Pinnacle Bank also offers its targeted commercial clients a comprehensive array of treasury management services as well as remote deposit services, which allow electronic deposits to be made from the client's place of business. Our treasury management services include, among other products, online wire origination, enhanced ACH origination services, positive pay, zero balance and sweep accounts, automated bill pay services, electronic receivables processing, lockbox processing, merchant card acceptance services, small business and commercial credit cards, and corporate purchasing cards.

Investment, Trust and Insurance Services

Pinnacle Bank contracts with Raymond James Financial Services, Inc. ("RJFS"), a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public from Pinnacle Bank's locations through Pinnacle Bank employees that are also RJFS employees. RJFS is a subsidiary of Raymond James Financial, Inc.

Pinnacle Bank offers, through RJFS, non-FDIC insured investment products in order to assist Pinnacle Bank's clients in achieving their financial objectives consistent with their risk tolerances.  We believe that the brokerage and investment advisory program offered by RJFS complements Pinnacle Bank's general banking business and further supports its business philosophy and strategy of delivering to our clients a comprehensive array of products and services that meet their financial needs.  Pursuant to its contract with us, RJFS is primarily responsible for the compliance monitoring of dual employees of RJFS and Pinnacle Bank.  Additionally, Pinnacle Bank has developed its own compliance-monitoring program in an effort to further ensure that Pinnacle Bank personnel deliver these products in a manner consistent with the various regulations governing such activities. Pinnacle Bank receives a percentage of commission credits and fees generated by the program. Pinnacle Bank remains responsible for various expenses associated with the program, including promotional expenses, furnishings and equipment expenses and general personnel costs including commissions paid to licensed brokers.

Pinnacle Bank also maintains a trust department which provides fiduciary and investment management services for individual and commercial clients.  Account types include personal trust, endowments, foundations, individual retirement accounts, pensions and custody.

Additionally, Pinnacle Wealth Advisors and Pinnacle Advisory Services, Inc., registered investment advisors, provide investment advisory services to its clients and Miller Loughry Beach Insurance Services, Inc. and HPB Insurance Group, Inc., each insurance agency subsidiaries of Pinnacle Bank, provide insurance products, particularly in the property and casualty area, to their respective clients.

M&A Advisory and Securities Offering Services

During 2015, we formed PNFP Capital Markets, a registered broker dealer that partners with our financial advisors to offer corporate clients merger and acquisition advisory services, private debt, equity and mezzanine placement services, interest rate derivatives and other selected middle-market advisory services.

Other Banking Services

Given client demand for being able to access banking and investment services easily, Pinnacle Bank also offers a broad array of convenience-centered products and services, including 24-hour telephone and online banking, mobile banking, debit and credit cards, direct deposit, remote deposit capture and mobile deposit options. We also offer cash management services for small- to medium-sized businesses. Additionally, Pinnacle Bank is associated with a nationwide network of automated teller machines of other financial institutions that our clients are able to use throughout Tennessee and other regions. In many cases, Pinnacle Bank reimburses its clients for any fees that may be charged to the client for using the nationwide ATM network, providing greater convenience as compared to regional competitors.
Competitive Conditions
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have more financial resources than we do. Such competitors primarily include national, regional, and internet banks within the various markets in which we operate though we also compete with smaller community banks that seek to offer service levels similar to ours. We also face competition from many others types of institutions, including, without limitation, savings and loans associations, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries.

The financial services industry is becoming even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms, and insurance companies can operate as affiliates under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Finally, our competitors may choose to offer lower interest rates and pay higher deposit rates than we do.

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

Employees

As of December 31, 2018, we employed 2,297.0 full-time equivalent associates. We believe these associates are Pinnacle's most important asset and we strive to create a culture where associates are engaged and excited to come to work.  All associates joining Pinnacle, including those joining as a result of an acquisition, participate in a three-day orientation that focuses on our culture. Our employee focused culture is supported by the fact that consulting firm Great Place to Work and FORTUNE magazine recognized us as one of the 100 Best Companies to Work For in 2017 and 2018. Prior to this eligibility, these organizations named us among best workplaces in the United States on their Best Small & Medium Workplaces list in 2012, 2013 and 2014. American Banker also recognized Pinnacle Bank as one of the top six "Best Banks to Work For" in the country in 2013, 2014, 2015, 2016, 2017 and 2018. Additionally, we were inducted into the Nashville Business Journal's "Best Places to Work" Hall of Fame in 2013 after winning the award for 10 consecutive years. We were also awarded the “Best Place to Work” among mid-sized companies by the Memphis Business Journal in 2015, 2017 and 2018. And we were named a Top Workplace among mid-sized companies by the Knoxville News Sentinel in 2017 and 2018. All of these awards place heavy emphasis on anonymous surveys of associates in the judging criteria. These awards illustrate that our culture is strong, and our financial returns illustrate that our focus on culture is a winning business strategy.

None of our employees are represented by a union, collective bargaining agreement or similar arrangement, and we have not experienced any labor disputes or strikes arising from any organized labor groups. We believe our employee relations are good.

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

Available Information

We file reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information we have filed or furnished with the SEC.

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

Under the Bank Holding Company Act, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), if well capitalized and well managed, a bank holding company located in Tennessee may purchase a bank located outside of Tennessee. Conversely, a well capitalized and well managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee. In each case, however, state law restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for three years.

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

Permitted Activities. Bank holding companies generally are prohibited, except in certain statutorily prescribed instances including exceptions for financial holding companies, from acquiring direct or indirect ownership or control of 5% or more of any class of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to prior notice or Federal Reserve approval, bank holding companies may engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley Act of 1999 amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminated many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and provided that holding companies which elected to become financial holding companies, as Pinnacle Financial has done, could engage in activities that are:

•	Financial in nature;

•	Incidental to a financial activity (as determined by the Federal Reserve in consultation with the Secretary of the U.S. Treasury); or

•	Complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally (as determined by the Federal Reserve).

The Gramm-Leach-Bliley Act identifies the following activities as financial in nature:

•	Lending, trust and other banking activities;

•	Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	Providing financial, investment, or advisory services;

•	Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	Underwriting, dealing in or making a market in securities;

•	Activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident to banking or managing or controlling banks;

•	Activities permitted outside of the United States that the Federal Reserve has determined to be usual in connection with banking or other financial operations abroad;

•	Merchant banking, including through securities or insurance affiliates; and

•	Insurance company portfolio investments.

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

FDIC Insurance. Deposits in Pinnacle Bank are insured by the FDIC up to $250,000 subject to applicable limitations. To offset the cost of this insurance, the FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of an insured depository institution’s assets and liabilities. An institution’s assessment rate depends on the category to which it is assigned and certain adjustments specified by the FDIC, with less risky institutions paying lower assessments. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments. After an institution's average assets exceed $10 billion over four quarters as ours have, the assessment rate increases compared to institutions at lower average asset levels. In addition, the FDIC retains the authority to further increase Pinnacle Bank’s assessment rates and the FDIC has established a higher reserve ratio of 2% as a long-term goal which goes beyond what is required by statute.

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

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part these provisions have resulted in insured depository institutions and their holding companies being subject to more stringent capital requirements than before passage of the act. Under the Dodd-Frank Act, federal regulators have established minimum Tier 1 leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a ratio of Tier 1 capital to average assets, less goodwill, other intangible assets and other required deductions ("Tier 1 leverage ratio") of not less than 4% and a total capital ratio of not less than 8%.

In July 2013, the Federal Reserve and the FDIC approved final rules that substantially amended the regulatory capital rules applicable to Pinnacle Bank and Pinnacle Financial, effective January 1, 2015. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final capital rules implementing Basel III include minimum risk-based capital and leverage ratios for banks and their holding companies. Moreover, these rules refined the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock and related surplus, less goodwill and other specified intangible assets and other regulatory deductions. A portion of Pinnacle Financial's and Pinnacle Bank's recorded investment in BHG, which as a minority interest in an unconsolidated entity, is subject to specified deductions. Tier 2 capital generally consists of perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying subordinated debt, qualifying mandatorily convertible debt securities, and a limited amount of loan loss reserves. The Dodd-Frank Act also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15.0 billion in total assets on that date unless the company's assets thereafter exceed $15.0 billion as a result of a merger or acquisition. The trust preferred securities issued by Pinnacle Financial or entities it has acquired previously qualified as Tier 1 capital, but no longer qualify as Tier 1 capital under the Dodd-Frank Act and Basel III as a result of our total assets exceeding

$15.0 billion as a result of the BNC merger. For a bank holding company to be considered "well-capitalized," it must maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 10%, and not be subject to a written agreement, order or directive to maintain a specific capital level.

The minimum capital level requirements applicable to bank holding companies and banks subject to the federal regulators' capital rules are: (i) a Tier 1 common equity (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also established a "capital conservation buffer" of 2.5% (to consist of CET1 capital and that was phased in over three years) above the regulatory minimum capital ratios, that has resulted in the following minimum ratios: (i) a CET1 capital ratio of 7%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The phase-in of the capital conservation buffer requirement was fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under the Basel III capital rules, CET1 consists of common stock and paid in capital and retained earnings. CET1 is reduced by goodwill, certain intangible assets, net of associated deferred tax liabilities, deferred tax assets that arise from tax credit and net operating loss carryforwards, net of any valuation allowance, and certain other items specified in the Basel III capital rules. The Basel III capital rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Pinnacle Financial and Pinnacle Bank each opted out of this requirement.

Pinnacle Financial must qualify as "well capitalized," among other requirements, in order for it to engage in certain acquisitions or be eligible for expedited treatment of certain regulatory applications, including those related to mergers and acquisitions. For Pinnacle Financial to qualify as "well capitalized," for these purposes it must have a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10% and not be subject to a written agreement, order or directive to maintain a specific capital level.

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

Under FDIC regulations, a state regulated bank which is not a member of the Federal Reserve (a state non-member bank) like Pinnacle Bank is "well capitalized" if it has a Tier 1 leverage ratio of 5% or better, a CET1 capital ratio of 6.5% or better, a Tier 1 risk-based capital ratio of 8% or better, a total risk-based capital ratio of 10% or better, and is not subject to a regulatory agreement, order or directive to maintain a specific level for any capital measure. A state non-member bank is considered "adequately capitalized" if it has a Tier 1 leverage ratio of at least 4%, a CET1 capital ratio of 4.5% or better, a Tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 8.0% and does not meet the definition of a well-capitalized bank. Lower levels of capital result in a bank being considered undercapitalized, significantly undercapitalized and critically undercapitalized.

State non-member banks are required to be "well capitalized" in order to take advantage of expedited procedures on certain applications, such as those related to the opening of branches and mergers, and to accept and renew brokered deposits without further regulatory approval.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. In addition, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The FDIC is required to resolve a bank when its ratio of tangible equity to tangible assets reaches 2%. The regulations also establish procedures for downgrading an institution into a lower capital category based on supervisory factors other than capital.  As of December 31, 2018, Pinnacle Bank maintained capital levels that would qualify it as "well-capitalized".

The Basel III capital rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting Pinnacle Financial’s and Pinnacle Bank’s determination of risk-weighted assets include, among other things:

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;

•	assigning a 150% risk weight to the unsecured portion of non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status;

•	providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (previously set at 0%);

•
providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction;

•	providing for a 600% risk weight on equity exposures; and

•	eliminating the 50% cap on the risk weight for OTC derivatives.

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the federal banking agencies who are tasked with implementing Basel IV has indicated that it is considering how to appropriately apply these revisions in the United States. Although it is uncertain at this time, we anticipate some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to Pinnacle Financial and Pinnacle Bank.

At December 31, 2018, Pinnacle Bank's CET1 capital ratio was 10.5%, Tier 1 risk-based capital ratio was 10.5%, total risk-based capital ratio was 11.5% and Tier 1 leverage ratio was 9.8%, compared to 10.3%, 10.3%, 11.3% and 9.7% at December 31, 2017, respectively. At December 31, 2018, Pinnacle Financial's CET1 capital ratio was 9.6%, Tier 1 risk-based capital ratio was 9.6%, total risk-based capital ratio was 12.2% and Tier 1 leverage ratio was 8.9%, compared to 9.1%, 9.1%, 12.0% and 8.6% at December 31, 2017, respectively. All of these ratios exceeded regulatory minimums and those required by Basel III and FDICIA (including after application of any capital conservation buffer) to be considered well capitalized. More information concerning Pinnacle Financial's and Pinnacle Bank's regulatory ratios at December 31, 2018 is included in Note 20 to the "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report on Form 10-K.

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

In November 2018, Pinnacle Financial announced that its board of directors had authorized a $100 million common stock repurchase program. Repurchases of shares of Pinnacle Financial's common stock will be made in accordance with applicable laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise. The board authorized the repurchase program to remain in effect through Dec. 31, 2019, unless the entire repurchase amount has been acquired before that date. As of December 31, 2018, Pinnacle Financial repurchased 405,200 shares for $20.7 million, representing a weighted average repurchase price of $51.05 per share.

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

Statutory and regulatory limitations also apply to Pinnacle Bank's payment of dividends to Pinnacle Financial.  Pinnacle Bank is required by Tennessee law to obtain the prior approval of the Commissioner of the TDFI for payments of dividends if the total of all dividends declared by its board of directors in any calendar year will exceed (1) the total of Pinnacle Bank's net income for that year, plus (2) Pinnacle Bank's retained net income for the preceding two years.  As of December 31, 2018, Pinnacle Bank could pay dividends to Pinnacle Financial of up to $465.8 million. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity rather than debt issuances.  Pinnacle Financial had available cash balances of approximately $93.5 million at December 31, 2018.

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

During the fourth quarter of 2013, Pinnacle Financial initiated a quarterly common stock dividend in the amount of $0.08 per share. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on October 16, 2018, when the board of directors increased the dividend to $0.16 per share. During the year ended December 31, 2018, Pinnacle Financial paid $45.5 million in dividends to its common shareholders. On January 15, 2019, our board of directors declared a $0.16 per share quarterly cash dividend to common shareholders which approximated $12.7 million in aggregate dividend payments paid on February 22, 2019 to common shareholders of record as of the close of business on February 1, 2019. The amount and timing of all future dividend payments, if any, is subject to our board's discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

Community Reinvestment Act and Fair Lending

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve and the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods consistent with safe and sound operations of the institutions. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Pinnacle Bank. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. Pinnacle Bank received an "outstanding" CRA rating from its primary federal regulator on its most recent regulatory examination.

Pinnacle Bank is also subject to certain fair lending requirements and reporting obligations involving its home mortgage lending operations. Fair lending laws prohibit discrimination in the provision of banking services, and bank regulators have increasingly focused on the enforcement of these laws. Fair lending laws include the Equal Credit Opportunity Act of 1974 and the Fair Housing Act of 1968, which prohibit discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender and religion. Pinnacle Bank may be liable, either through administrative enforcement or private civil actions, for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the U.S. Department of Justice (“DOJ”) for investigation. Pursuant to a Memorandum of Understanding, the DOJ and Consumer Financial Protection Bureau (“CFPB”) have agreed to share information, coordinate investigations and generally commit to strengthen their coordination efforts. Pinnacle Bank is required to have a fair lending program that is of sufficient scope to monitor the inherent fair lending risk of the institution and that appropriately remediates issues which are identified.

Cybersecurity and Data Privacy

State and federal banking regulators have issued various policy statements and, in some cases, regulations, emphasizing the importance of technology risk management and supervision. Such policy statements and regulations indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.

Federal statutes and regulations, including the Gramm-Leach-Bliley Act and the Right to Financial Privacy Act of 1978, limit Pinnacle Financial’s and Pinnacle Bank’s ability to disclose non-public information about consumers, customers and employees to nonaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires disclosure of our privacy policies and practices relating to sharing non-public information and enables retail customers to opt out of the institution’s ability to share information with unaffiliated third parties under certain circumstances. The Gramm-Leach-Bliley Act also requires Pinnacle Financial and Pinnacle Bank to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information and, if applicable state law is more protective of customer privacy than the Gramm-Leach-Bliley Act, financial institutions, including Pinnacle Bank, will be required to comply with such state law. Other laws and regulations impact Pinnacle Financial’s and Pinnacle Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In connection with the regulations governing the privacy of consumer financial information, the federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and programs to protect such information. In addition, Pinnacle Bank has established a privacy policy that it believes promotes compliance with the federal requirements.

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

•
Expedited Funds Availability Act, which requires financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers; and

•
Check Clearing for the 21st Century Act ("Check 21"), which is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. Check 21 created a new negotiable instrument called a substitute check and permits, but does not require banks to truncate original checks, process check information electronically, and deliver substitute checks to banks that wish to continue receiving paper checks.

Pinnacle Bank's loan and deposit operations are both subject to the Bank Secrecy Act which governs how banks and other firms report certain currency transactions and maintain appropriate safeguards against "money laundering" activities.

Examination and enforcement by the state and federal banking agencies, and other such enforcement authorities, for non-compliance with consumer protection laws and their implementing regulations have increased and become more intense. The advent of the CFPB, as described in more detail below, further heightens oversight and review of compliance with consumer protection laws and regulations. Due to these heightened regulatory concerns, including increased enforcement of the CRA by the federal banking agencies, and new powers and authority of the CFPB, Pinnacle Bank and its affiliates may incur additional compliance costs or be required to expend additional funds for investments in their local community.

Anti-Terrorism Legislation and Anti-Money Laundering

Pursuant to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, as amended, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers.

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act (“BSA”) and its implementing regulations and parallel requirements of the federal banking regulators require Pinnacle Bank to maintain a risk-based anti-money laundering (“AML”) program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activity. The USA PATRIOT Act substantially broadened the scope of AML laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions, including banks, are required under final rules implementing Section 326 of the USA PATRIOT Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new account holders within a reasonable period of time. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must take certain steps to assist government agencies in detecting and preventing money laundering and to report certain types of suspicious transactions. In May 2016, Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued rules under the BSA requiring financial institutions to identify the beneficial owners who own or control certain legal entity customers at the time an account is opened and to update their AML compliance programs no later than May 11, 2018, to include risk-based procedures for conducting ongoing customer due diligence.

Pinnacle Bank currently has policies and procedures in place designed to comply with the USA PATRIOT Act, the BSA and the other regulations targeting terrorism and money laundering. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to consider the effectiveness of the anti-money laundering activities of the applicants. Material deficiencies in anti-money laundering compliance, and non-compliance with related requirements such as the U.S. economic and trade sanctions regimes, can result in public enforcement actions by the bank regulatory agencies and other government agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputational consequences for Pinnacle Financial and Pinnacle Bank.

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

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks including, among other things, the authority to prohibit "unfair, deceptive, or abusive" acts and practices. Abusive acts or practices are defined as those that (1) materially interfere with a consumer's ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer's (a) lack of financial savvy, (b) inability to protect himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer's interests. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction. The CFPB has been active in bringing enforcement actions related to consumer financial protection laws and obtaining the forms of relief described above.

The rules issued by the CFPB will have a long-term impact on our business, including our mortgage loan origination and servicing activities. Compliance with these rules will increase our overall regulatory compliance costs. On July 1, 2017, the CFPB took over conducting on-site consumer examinations from the FDIC for all regulations that transferred under their supervision.

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Growth Act”). The Growth Act alters some of the provisions of the Dodd-Frank Act. Certain of these provisions, to which we became subject once our total assets exceeded $10 billion, are set out below, along with the changes made to such provisions under the Growth Act.

Under the Dodd-Frank Act, publicly traded bank holding companies with $10 billion or more in total assets like Pinnacle Financial were required to establish a risk committee responsible for oversight of enterprise-wide risk management practices. Pinnacle Financial established a risk committee on February 7, 2017. The Growth Act raised the minimum asset threshold triggering the requirement to establish a risk committee from $10 billion to $50 billion. As a result, Pinnacle Financial is no longer required to maintain its standalone risk committee.

Pursuant to the Dodd-Frank Act, any banking organization, including whether a bank holding company or a depository institution, with more than $10 billion in total consolidated assets and regulated by a federal financial regulatory agency was required to conduct annual company-run stress tests to ensure it had sufficient capital during periods of economic downturn. Pinnacle Financial’s and Pinnacle Bank’s first stress tests were due in July 2018. The Growth Act raised the asset threshold at which companies are required to conduct the stress tests from $10 billion to $250 billion. While we are no longer required to annually conduct stress tests under the Dodd-Frank Act, we expect to continue to perform stress tests from time to time in connection with our capital planning process.

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

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging provisions for altering the structures, regulations and competitive relationships of the nation’s financial institutions. Throughout 2017 and 2018, the U.S. Congress has debated, proposed and, in some cases, passed changes to the financial institution regulatory landscape, including the Growth Act and other proposed amendments to the Dodd-Frank Act, including raising the asset threshold levels at which financial institutions and their holding companies become subject to enhanced regulatory oversight and compliance requirements. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Even if modifications are enacted to existing or proposed regulations, including raising certain assets thresholds above those currently in place, we may continue to face enhanced scrutiny from our regulators who may expect us to continue to comply with the current, more stringent requirements as part of their safety and soundness and compliance examinations and general oversight of our operations.

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

Our profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans and investment securities and interest expense paid on deposits, other borrowings, subordinated debentures and subordinated notes. The absolute level of interest rates as well as changes in interest rates or that affect the yield curve may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under our control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits. In addition, changes in the method of determining the London Interbank Offered Rate (LIBOR) or other reference rates, or uncertainty related to such potential changes, may adversely affect the value of reference rate-linked debt securities that we hold or issue, which could further impact our interest rate spread.

Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which could ultimately affect our results of operations and financial condition. A decline in the market value of our assets may limit our ability to borrow additional funds. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses. Following an increase in the general level of interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan offering rates, replace loan maturities with new originations, minimize increases on our deposit rates, and maintain an acceptable level and mix of funding. Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our net interest income, these procedures may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan origination volume, liquidity, and overall profitability. We cannot assure you that we can minimize our interest rate risk.

Over the last few years, interest rates have increased. Since December 2015, the Federal Reserve has raised short-term interest rates nine times and may institute further changes in the future. Because of significant competitive pressures in our markets and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve’s federal funds rate or LIBOR, our net interest margin may be negatively impacted if these short-term rates decline or do not continue to rise. However, further increases may also negatively impact our results of operations if we are unable to increase the rates we charge on loans or earn on our investment securities in excess of the increases we must pay on deposits and our other funding sources.

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing characteristics, and balances of the different types of interest-earning assets and interest-bearing liabilities. Interest rate risk management techniques are not exact. We employ the use of models and modeling techniques to quantify the levels of risks to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While we strive to ensure the accuracy of our modeled interest rate risk profile, there are inherent limitations and imprecisions in this determination and actual results may differ.

We have entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of our interest rate exposure. We utilize fair value hedges in an effort to manage future interest rate exposure in both our loan book and our investment securities portfolio. At December 31, 2018, these fair value hedges totaled a liability of $21.8 million. In addition, we utilize cash flow hedges to manage interest rate exposure for our wholesale borrowings portfolio. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect us from floating interest rate variability. At December 31, 2018, these cash flow hedges totaled a liability of $1.8 million. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect our results of operations.

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses.

We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders. These industries experienced adversity during 2008 through 2010 as a result of sluggish economic conditions, and, as a result, an increased level of borrowers in these industries were unable to perform under their loan agreements with us, or suffered loan downgrades which negatively impacted our results of operations. If the economic environment in our markets weakens in 2019 or beyond, these industry or other concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our results of operations and financial condition.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2018, our commercial and industrial loans accounted for almost 29.8% of our total loans. Additionally, approximately, 37.0% of our commercial real-estate mortgage loans at December 31, 2018 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses’ real estate. We expect to seek to expand the amount of such loans in our portfolio in 2019. During periods of lower economic growth or challenging economic periods, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

As a result of our recent acquisitions and our organic growth in our legacy markets as well as our revaluation of deferred tax assets and recognized investment securities losses following the passage of the Tax Cuts and Jobs Act during the fourth quarter of 2017, our level of commercial real estate loans increased markedly from approximately 190% of total risk-based capital as of December 31, 2014 to approximately 278% of total risk-based capital as of December 31, 2018. If our level of commercial real estate loans were to exceed regulatory guidelines (as was the case during the first half of 2018), our ability to grow our loan portfolio in line with our targets may be negatively impacted if we don’t increase our capital levels and it may be more difficult to secure any required regulatory approvals necessary to execute on our expansion strategy without increasing our capital levels.

The percentage of real estate construction and development loans in our loan portfolio was approximately 11.7% of total loans at December 31, 2018 and approximately 80.3% of Pinnacle Financial's total risk-based capital. These loans make up approximately 3.9% of our non-performing loans at December 31, 2018. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Real estate industry pricing dynamics in the geographical markets in which we operate can vary from year to year, and with respect to construction, can vary between project funding and project completion. Asset values to which we underwrite loans can fluctuate from year to year and impact collateral values and the ability of our borrowers to repay their loans. Like regulatory guidelines on commercial real estate loans, federal regulators have issued guidance that imposes additional restrictions on banks with construction and development loans in excess of 100% of total capital. If our level of these loans was to exceed these guidelines, our ability to make additional loans in this segment would be limited.

Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing some of the construction and development loans that we hold. Should we experience the return of adverse economic and real estate market conditions similar to those we experienced from 2008 through 2010 we may again experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

Our ability to grow our loan portfolio may be limited by, among other things, economic conditions, competition within our market areas, the timing of loan repayments and seasonality.

Our ability to continue to improve our results of operations is dependent upon, among other things, aggressively growing our loan portfolio. While we believe that our strategy to grow our loan portfolio is sound and our growth targets are achievable over an extended period of time, competition within our market areas is significant, particularly for borrowers whose businesses were less negatively impacted by the challenging economic conditions of the recession. We compete with both large regional and national financial institutions, who are sometimes able to offer more attractive interest rates and other financial terms than we choose to offer, and smaller community-based financial institutions who seek to offer a similar level of service to that which we offer. This competition can make loan growth challenging, particularly if we are unwilling to price loans at levels that would cause unacceptable levels of compression of our net interest margin or if we are unwilling to structure a loan in a manner that we believe results in a level of risk to us that we are not willing to accept. Moreover, loan growth throughout the year can fluctuate due in part to seasonality of the businesses of our borrowers and potential borrowers and the timing on loan repayments, particularly those of our borrowers with significant relationships with us, resulting from, among other things, excess levels of liquidity. In addition, the passage of the Tax Cuts and Jobs Act, which contains provisions limiting the mortgage interest tax deduction and eliminating the deduction for interest paid on home equity loans, may negatively affect our ability to originate residential real estate loans (including home equity lines of credit).

Much of our organic loan growth that we have experienced in recent years (and a key part of our loan growth strategy in 2019 and beyond) was the result not of strong loan demand but rather of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, if these advisors we hire are unable to cause their customers to move their relationships to us in the time periods that we are targeting or at all, or if we are unable to retain such business, our loan growth may be negatively affected, which could have a material adverse effect on our results of operations and financial condition.

Negative developments in the U.S. and local economy may adversely impact our results in the future.
Our financial performance is highly dependent on the business environment in the markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, terrorist attacks, acts of war, or a combination of these or other factors. Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010. These challenges manifested themselves primarily in the form of increased levels of provisions for loan losses and other real estate expense related to declining collateral values in our real estate loan portfolio and increased costs associated with our portfolio of other real estate owned. A worsening of business and economic conditions generally or specifically in the principal markets in which we conduct business could have adverse effects, including the following:

•	a decrease in deposit balances or the demand for loans and other products and services we offer;

•
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which could lead to higher levels of nonperforming assets, net charge-offs and provisions for credit losses;

•	a decrease in the value of loans and other assets secured by real estate;

•	a decrease in net interest income from our lending and deposit gathering activities; and

•	an increase in competition resulting from financial services companies.

Although economic conditions have strengthened in most of our markets in recent periods and we have focused our efforts on growing our earning assets, we believe that it is possible we will continue to experience an uncertain and volatile economic environment during 2019, including as a result of political uncertainties that led to the shutdown of the federal government in January 2019 and which may contribute to similar shutdowns in the future. There can be no assurance that these conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect our business, financial condition, and results of operations.

In addition, over the last several years, including beginning on December 22, 2018, the federal government has shut down several times, in some cases for prolonged periods. It is possible that the federal government may shut down again in the future. If a prolonged government shutdown occurs, it could significantly impact business and economic conditions generally or specifically in our principal markets, which could have a material adverse effect on our results of operations and financial condition.

Our operations are principally geographically concentrated in certain markets in the southeastern United States, and changes in local economic conditions impact our profitability.

A significant percentage of our borrowers are situated in various MSAs in Tennessee, North Carolina, South Carolina and Virginia in which we operate. Our success significantly depends upon the growth in population, income levels, deposits, employment levels and housing starts in our markets, along with the continued attraction of business ventures to these areas, and our profitability is impacted by the changes in general economic conditions in these markets and other markets in which collateral securing our loans is located. We cannot assure you that economic conditions, including loan demand, in these markets will not deteriorate during 2019 or thereafter, and upon any deterioration, we may not be able to grow our loan portfolio in line with our expectations and the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively and materially impacted.

Our business may suffer if there are significant declines in the value of real estate.

The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the value of the security anticipated when we originated the loan, which in turn could have an adverse effect on our allowance and provision for loan and lease losses and our financial condition, results of operations and liquidity.

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

If loan customers with significant loan balances fail to repay their loans, our results of operations, financial condition and capital levels will suffer. We make various assumptions and judgments about the probable losses in our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the loans. Utilizing objective and subjective factors, we maintain an allowance for loan losses, established through a provision for loan losses charged to expense, to cover our estimate of the probable losses in our loan portfolio. In determining the size of this allowance, we utilize estimates based on analyses of volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, national and local economic conditions, industry and peer bank loan quality indications, and other pertinent factors and information. Actual losses are difficult to forecast, especially if those losses stem from factors beyond our historical experience or are otherwise inconsistent with our credit quality assessments. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would negatively impact our results of operations and financial condition.

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our results of operations and financial condition. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans, accounting rule changes (like those related to the Financial Accounting Standards Board’s rules regarding accounting for current expected credit losses that are not yet effective) and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations and financial condition.

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

The objective of managing liquidity risk is to ensure that our cash flow requirements resulting from depositor, borrower and other creditor demands as well as our operating cash needs, are met, and that our cost of funding such requirements and needs is reasonable. We maintain an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, include procedures for managing and monitoring liquidity risk. Generally we rely on deposits, repayments of loans and cash flows from our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with Federal Home Loan Bank of Cincinnati (“FHLB Cincinnati”) advances, federal funds purchased and other sources of short-term and long-term borrowings, to make loans, acquire investment securities and other assets and to fund continuing operations.

An inability to maintain or raise funds in amounts necessary to meet our liquidity needs could have a substantial negative effect, individually or collectively, on Pinnacle Financial and Pinnacle Bank's liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation or any other decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets, cause our regulators to criticize our operations and have a material adverse effect on our results of operations or financial condition.

Deposit levels may be affected by a number of factors, including demands by customers, rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB Cincinnati advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets.

We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. If we are unable to access any of these secondary funding sources when needed, we might be unable to meet our customers’ or creditors’ needs, which would adversely affect our financial condition, results of operations, and liquidity.

The performance of our investment securities portfolio is subject to fluctuation due to changes in interest rates and market conditions, including credit deterioration of the issuers of individual securities.

Changes in interest rates can negatively affect the performance of most of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, including trade disputes, and other factors beyond our control. Fluctuations in interest rates can materially affect both the returns on and market value of our investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

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

In addition, from time to time we may restructure portions of our investment securities portfolio as part of our asset liability management strategies, and may incur losses, which may be material, in connection with any such restructuring.

A new accounting standard may require us to increase our ALLL and could have a material adverse effect on our financial condition and results of operations.

The FASB has adopted a new accounting standard that will be effective for Pinnacle Bank beginning January 1, 2020. This standard, referred to as current expected credit loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses through provision for loan losses. This will change the current method of provisioning for loan losses that are probable, which may require us to increase our allowance for loan losses, and is likely to increase the types of data we would need to collect and review to determine the appropriate level of our allowance for loan losses. In addition, this change may result in more volatility in the level of our allowance for loan losses. An increase, to the extent material, in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses could have a material adverse effect on our capital levels, financial condition and results of operations. As discussed above, a reduction in our capital levels could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities if we are unable to satisfactorily raise additional capital.

A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At December 31, 2018, our goodwill and other identifiable intangible assets totaled approximately $1.9 billion. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would further adversely impact the capacity of Pinnacle Bank to pay dividends to Pinnacle Financial without seeking prior regulatory approval, which could adversely affect Pinnacle Financial’s ability to pay required interest payments on its outstanding indebtedness or to continue to pay dividends to its shareholders.

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

Our selection of accounting policies and methods may affect our reported financial results.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided; recognize significant impairment on goodwill and other intangible asset balances; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. For a discussion of our critical accounting policies, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” included elsewhere in this Annual Report on Form 10-K.

Changes to LIBOR may adversely affect the holder of, the market value of, and the interest expense paid on our subordinated notes and our subordinated debentures and related trust preferred securities, and may affect certain of our loans.

On July 27, 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the LIBOR administrator. The announcement indicates that the continuation of LIBOR on the current basis will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator, whether LIBOR will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of securities based on LIBOR such as our subordinated notes and our subordinated debentures and related trust preferred securities.

Uncertainty as to the nature of such potential changes, alternative reference rates, the replacement or disappearance of LIBOR or other reforms may adversely affect the value of and the return on our subordinated notes and our subordinated debentures and related trust preferred securities, as well as the interest we pay on those securities.

At December 31, 2018, approximately 31.4% of our total loan portfolio was indexed to 30-day, 90-day, 180-day and one-year LIBOR. Many of our loan agreements that are indexed to LIBOR include provisions that do not require us to default to any alternative index recommendations but instead allow us, in our sole discretion, to designate an alternative interest rate index in the event that LIBOR should become unavailable or unstable. While we believe these provisions within our loan agreements address the potential future unavailability of LIBOR, there can be no assurance that such provisions will be effective or will not be challenged by our borrowers.

Our investment in BHG may not produce the contribution to our results of operations that we expect.

Pinnacle Financial and Pinnacle Bank collectively hold a 49% interest in BHG. While we have a significant stake in BHG, are entitled to designate two members of BHG’s five person board of managers and in some instances have protective rights to block BHG from engaging in certain activities, including, until March 1, 2020, a sale of BHG (following March 1, 2020, the other managers can approve a sale of BHG without our consent), the other managers and members of BHG may make most decisions regarding BHG’s operations without our consent or approval. Any sale of all or a portion of our interest in BHG would adversely affect our recurring noninterest income. Moreover, there are certain limitations on our ability to sell our interest in BHG without first offering BHG and the other members a right of first refusal, and we are prohibited from transferring any portion of our interest without the consent of the other members of BHG prior to March 1, 2021, other than transfers in connection with an acquisition of Pinnacle Financial or Pinnacle Bank or as a result of a change in applicable law that forces Pinnacle Financial and/or Pinnacle Bank to divest Pinnacle Financial’s or Pinnacle Bank’s ownership interests in BHG.

A significant portion of BHG’s revenue (and correspondingly our interest in any of BHG’s net profits) comes from the sale of loans originated by BHG to community banks. Moreover, the aggregate purchase price we paid to acquire our interest in BHG was based on our expectation that BHG will continue to grow its business and increase the amount of loans that it is able to originate and sell. In the event that BHG’s loan growth slows over historical levels or its loan sales decrease (including but not limited to as a result of regulatory restrictions on banks that are the principal purchasers of BHG’s loans), its results of operations and our non-interest income would be adversely affected. BHG currently operates in most states without the need for a permit or any other license. In the event that BHG was required to register or become licensed in any state in which it operates, or regulations are adopted that seek to limit BHG’s ability to operate in any jurisdiction or that seek to limit the amounts of interest that BHG can charge on its loans, BHG’s results of operations (and Pinnacle Financial’s and Pinnacle Bank’s interest in BHG’s net profits) could be materially and adversely affected.

BHG’s business may become subject to increased scrutiny by the FDIC or the Federal Reserve as it grows or as a result of our investment. The FDIC has published guidance related to the operation of marketplace lenders and banks’ business relationships with such lenders and other third parties in which banks are required to exercise increased oversight and ongoing monitoring and other responsibility for such third parties’ compliance with applicable regulatory guidance and requirements. As a result, we are subject to enhanced responsibility for and risk related to BHG and our relationship with it. BHG’s compliance costs may increase and its loan yields may be negatively impacted, which would negatively impact its results of operations and Pinnacle Financial’s and Pinnacle Bank’s interest in BHG’s net profits. If banks that are examined by the FDIC became restricted in their ability to buy loans originated by BHG, BHG’s business would be negatively impacted, which would negatively impact our interest in BHG’s profits.

BHG may expand its business into other types of lending, which may not be as profitable as BHG’s current lending products or successful at all. In addition, if any such expansion includes consumer lending, BHG’s compliance costs may increase as it would likely become subject to increased regulatory and compliance scrutiny. Failure to realize the expected revenue increases and/or other projected benefits from, and any increased compliance costs in connection with, any such expansion could have a negative impact on BHG’s business, which would negatively impact our interest in BHG’s profits.

Because of our ownership of a portion of BHG, BHG is limited in the types of activities in which it may engage.  Were BHG to desire to expand its operations into areas that are not permissible for an entity owned by a state member bank like Pinnacle Bank, it may need to do so through separate entities in which we do not have an ownership interest.  Were these businesses to be more profitable than BHG’s core business or require BHG’s management’s attention in ways that are detrimental to BHG, our investment in BHG may be negatively impacted.

Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material adverse effect on our business, financial condition or results of operations.

Since the 2008 financial crisis, financial institutions generally have been subjected to increased regulation and scrutiny from federal regulatory authorities. The U.S. Congress responded to the financial crisis by enacting a variety of statutes, in particular the Dodd-Frank Act, which contained numerous far-reaching changes and reforms for the financial services industry and directs federal regulatory agencies to issue regulations to implement these reforms. The Dodd-Frank Act also restructured the regulation of depository institutions, including the creation of the CFPB to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The provisions of the Dodd-Frank Act and the rules adopted to implement those provisions have made far-reaching changes to the regulatory framework under which we operate and have had, and may continue to have, a material impact on our operations, particularly through increased regulatory burdens and compliance costs.

The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Previously, Pinnacle Bank was subject to regulations adopted by the CFPB, but the FDIC was primarily responsible for examining our compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business. Should the CFPB take issue with our operations or determine that we are not complying with applicable rules and regulations, we may incur additional costs (including personnel costs) which may be significant to comply with those rules and regulations for which the CFPB has oversight responsibility or fines for noncompliance.

Beginning on July 1, 2017 we became subject to the Durbin Amendment promulgated under the Dodd-Frank Act. Under the Durbin Amendment, interchange fees for debit card transactions are capped at $0.21 plus five basis points (plus $0.01 for fraud loss). This limitation on interchange fees has adversely impacted our results of operations and will continue to do so.

Ongoing compliance with our regulatory obligations may result in further increased regulatory compliance costs, fee reductions and restrictions on activities in which we may have otherwise engaged, any of which could have a material adverse effect on our business, financial condition or results of operations. Moreover, our failure to comply with these or other regulations could result in regulatory enforcement actions against us or make it more difficult to receive any required regulatory approvals necessary to execute on our growth strategy, each of which could have a material adverse effect on our results of operations, business or financial condition.

Future changes to the laws and regulations applicable to the financial industry, if enacted or adopted, may impact our profitability or financial condition, require more oversight or change certain of our business practices, and expose us to additional costs, including increased compliance costs. We cannot predict whether any such legislative or regulatory changes, including those that could benefit our business and results of operations, will be enacted or adopted or, if they are, whether they will have a material effect on us.

Changes to capital requirements for bank holding companies and depository institutions that became effective January 1, 2015 and that are now fully phased in may negatively impact Pinnacle Financial’s and Pinnacle Bank’s results of operations.

In July 2013, the Federal Reserve and the FDIC approved final rules that substantially amended the regulatory risk-based capital rules applicable to Pinnacle Bank and Pinnacle Financial. The final rules, which became effective on January 1, 2015, implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The minimum capital level requirements now applicable to bank holding companies and banks subject to the rules are: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (that is now fully phased in as of January 1, 2019) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios now that the capital conservation buffer is fully phased in: (i) a CET1 capital ratio of 7%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. We will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if our capital levels fall below these minimums plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, minority interest in the equity accounts of consolidated subsidiaries, and noncumulative preferred stock and related surplus, less goodwill and other specified intangible assets and other regulatory deductions. CET1 capital generally consists of common stock, retained earnings and paid in capital. CET1 capital is reduced by goodwill, certain intangible assets, net of associated deferred tax liabilities, deferred tax assets that arise from tax credit and net operating loss carryforwards, net of any valuation allowance, and certain other items specified in the Basel III capital rules. The Basel III capital rules also provide for a number of deductions from and adjustments to CET1 capital. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 capital to the extent that any one such category exceeds 10% of CET1 capital or all such categories in the aggregate exceed 15% of CET1 capital.

Tier 2 capital generally consists of perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying subordinated debt, qualifying mandatorily convertible debt securities, and a limited amount of loan loss reserves. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets at that date, trust preferred securities issued prior to that date, continue to count as Tier 1 capital subject to certain limitations. Following the merger with BNC and as a result of that merger, our total assets were in excess of $15.0 billion which caused the subordinated debentures we and BNC issued related to trust preferred offerings to cease to qualify as Tier 1 capital under applicable banking regulations. Though these securities no longer qualify as Tier 1 capital, we believe these subordinated debentures continue to qualify as Tier 2 capital. We may need to increase the level of Tier 1 capital we maintain through issuance of common stock or noncumulative perpetual preferred stock, which could cause dilution to our existing common shareholders.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Both Pinnacle Financial and Pinnacle Bank opted-out of this requirement.

The application of more stringent capital requirements for Pinnacle Financial and Pinnacle Bank, like those adopted to implement the Basel III reforms or future reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital, particularly in the form of common stock, make it more difficult for us to receive regulatory approvals related to our growth initiatives and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III either because we became subject to those requirements directly or because our regulators seek to propose additional on-balance sheet liquidity requirements on us, could result in our having to lengthen the term of our funding, restructure our business models and/or increase our holdings of liquid assets, which could adversely impact our results of operations.

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

Federal and state bank regulators require Pinnacle Financial and Pinnacle Bank to maintain adequate levels of capital to support operations. At December 31, 2018, Pinnacle Financial’s and Pinnacle Bank’s regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. Growth in assets (either organically or as a result of acquisitions) at rates in excess of the rate at which our capital is increased through retained earnings will reduce our capital ratios unless we continue to increase capital. Failure by us to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities.

We may need to raise additional capital (including through the issuance of common stock) in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs or in connection with our growth or as a result of deterioration in our asset quality. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by negative perceptions of our business or prospects, changes in the capital markets and deteriorating economic and market conditions. Pinnacle Bank is required to obtain regulatory approval in order to pay dividends to Pinnacle Financial unless the amount of such dividends does not exceed its net income for that calendar year plus retained net income for the preceding two years. Any restriction on the ability of Pinnacle Bank to pay dividends to Pinnacle Financial could impact Pinnacle Financial’s ability to continue to pay dividends on its common stock or its ability to pay interest on its indebtedness.

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

We currently invest in bank owned life insurance (“BOLI”) and may continue to do so in the future.

We had $525.7 million in general, hybrid and separate account BOLI contracts at December 31, 2018. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable. However, if we needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. We are also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by us at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. Investing in BOLI exposes us to liquidity, credit and interest rate risk, which could adversely affect our results of operations, financial condition and liquidity.

Our acquisitions and future expansion may result in additional risks.

From 2015 through 2017, we completed the acquisitions of CapitalMark, Magna, Avenue and BNC. We expect to continue to consider and explore opportunities to expand in our current markets and in select primarily high-growth markets located outside of Tennessee in the southeastern portion of the United States through additional branches and also may consider expansion within these markets through additional acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including:

Management of Growth. We may be unable to successfully:

•	maintain loan quality in the context of significant loan growth;

•	identify and expand into suitable markets;

•	obtain regulatory and other approvals;

•	identify and acquire suitable sites for new banking offices;

•	attract sufficient deposits and capital to fund anticipated loan growth;

•	maintain adequate common equity and regulatory capital;

•	scale our technology platform and operational infrastructure;

•	avoid diversion or disruption of our existing operations or management as well as those of the acquired institution;

•	maintain adequate management personnel and systems to oversee and support such growth;

•	maintain adequate internal audit, loan review and compliance functions; and

•	implement additional policies, internal controls, procedures and operating systems required to support such growth.

Results of Operations. There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth strategy necessarily entails growth in overhead expenses as we add new offices and staff. Our historical results may not be indicative of future results or results that may be achieved as we continue to evaluate opportunities to increase the number and concentration of our branch offices in our newer markets.

Development of offices. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches we establish can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. The same is true for our efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. Our expenses could be further increased if we encounter delays in opening any of our new branches. We may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure or inability to receive any required regulatory approvals, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, we have no assurance any branch will be successful even after it has been established or acquired, as the case may be.

Regulatory and economic factors. Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure or inability to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering into or expanding in our targeted markets or allow competitors to gain or retain market share in our existing markets.

Infrastructure and Controls. We may not successfully implement improvements to, or integrate, our information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our systems, controls and procedures must be able to accommodate an increase in transaction volume and the infrastructure that comes with new products, branches, markets or any combination thereof. Thus, our growth strategy may divert management from our existing operation and may require us to incur additional expenditures to expand our administrative and operational infrastructure, which may adversely affect earnings, shareholder returns, and our efficiency ratio.

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

When we attempt to expand our business through mergers and acquisitions (as we did from 2015 through 2017), we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans which are highlighted above, in general acquiring other banks, businesses or branches, particularly those in markets with which we are less familiar, involves various risks commonly associated with acquisitions, including, among other things:

•	the time and costs associated with identifying and evaluating potential acquisition and merger targets;

•	inaccuracies in the estimates and judgments used to evaluate credit, operations, culture, management and market risks with respect to the target institution;

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

Though we expect to remain principally focused on organically growing our business in our existing markets in 2019, we nonetheless may have opportunities to evaluate merger and acquisition opportunities that are presented to us in our current markets as well as other markets throughout the southeastern portion of the United States and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities and related capital raising transactions may occur at any time. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and fully diluted earnings per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits less than $250,000, we utilize or in the past have utilized several noncore funding sources, such as brokered certificates of deposit, FHLB Cincinnati advances, federal funds purchased and other sources. Our dependence on our noncore funding has and will continue to fluctuate in future periods due to increased competition in our markets or as a result of our growth.

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

We use brokered deposits, subject to certain limitations and requirements, as a source of funding to augment deposits generated from our branch network, which are our principal source of funding. In the event that our funding strategies call for the use of brokered deposits, there can be no assurance that such sources will be available, or will remain available, or that the cost of such funding sources will be reasonable. Additionally, should we no longer be considered well-capitalized, our ability to access new brokered deposits or retain existing brokered deposits could be affected by market conditions, regulatory requirements or a combination thereof, which could result in most, if not all, brokered deposit sources being unavailable. The inability to utilize brokered deposits as a source of funding could have an adverse effect on our results of operations, financial condition and liquidity.

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

We have implemented a risk management framework to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, capital, compliance, strategic and reputational risks. Our framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. In addition, our board of directors, in consultation with management, has adopted a risk appetite statement, which sets forth certain thresholds and limits to govern our overall risk profile. However, there is no assurance that our risk management framework, including the risk metrics under our risk appetite statement, will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and become subject to regulatory consequences, as a result of which our business, financial condition, results of operations or prospects could be materially adversely affected.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

We are dependent upon information technologies, computer systems and networks, including those maintained by us and those maintained and provided to us by third parties, to conduct operations and are reliant on technology to help increase efficiency in our business. These systems could become unavailable or impaired from a variety of causes, including storms and other natural disasters, terrorist attacks, fires, utility outages, internal or external theft or fraud, design defects, human error or complications encountered as existing systems are maintained, replaced or upgraded. We maintain a system of internal controls and security to mitigate the risks of many of these occurrences and maintain insurance coverage for certain risks; however, should an event occur that is not prevented or detected by our internal controls, causes an interruption in service, or is uninsured against or in excess of applicable insurance limits, such occurrence could have an adverse effect on our business and our reputation, which, in turn, could have a material adverse effect on our financial condition, results of operations and liquidity.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. We provide our customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. Our network, and the systems of parties with whom we contract or on which we rely, as well as those of our customers and regulators, could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. Sources of attacks vary and may include hackers, disgruntled employees or vendors, organized crime, terrorists, foreign governments, corporate espionage and activists. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. The techniques used by bad actors change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. Additionally, the existence of cyber attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. Consistent with industry trends, we remain at risk for attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our vendors, regulators or customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer, vendor or regulator systems and networks) and viruses could expose us to claims, litigation and other possible liabilities, which may be significant. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

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

We also face the risk of operational disruption, failure, termination, or capacity constraints of any of the third parties that facilitate our business activities, including vendors, exchanges, and other financial intermediaries. Such parties could also be the source or cause of an attack on, or breach of, our operational systems, data or infrastructure, and could disclose such attack or breach to us in a delayed manner or not at all. In addition, we may be at risk of an operational failure with respect to our customers’ systems. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the continued uncertain global economic environment.

As cyber threats continue to evolve, we may be required to expend significant, additional resources to continue to modify or enhance our protective measures, investigate and remediate any information security vulnerabilities, or respond to any changes to state or federal regulations, policy statements or laws concerning information systems or security. Any failure to maintain adequate security over our information systems, our technology-driven products and services or our customers’ personal and transactional information could negatively affect our business and our reputation and result in fines, penalties, or other costs, including litigation expense and/or additional compliance costs, all of which could have material adverse effect on our financial condition, results of operations and liquidity. Furthermore, the public perception that a cyber attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

Our risk and exposure to cyber threats and other information security breaches is heightened as we expand our use of cloud technology and internet and mobile banking delivery channels for our products and services.

Environmental liability associated with commercial lending could result in losses.

In the course of business, Pinnacle Bank may acquire, through foreclosure, or deed in lieu of foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, Pinnacle Financial, or Pinnacle Bank, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, results of operations and financial condition.

We have acquired a number of retail banking facilities and other real properties, any of which may contain hazardous or toxic substances. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

National or state legislation or regulation may increase our expenses and reduce earnings.

Bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our results of operations and financial condition. Changes in state or federal tax laws or regulations can have a similar impact. State and municipal governments, including the State of Tennessee, could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies are expected to continue to be aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. In addition, the issuance of certain regulatory enforcement actions against Pinnacle Financial or Pinnacle Bank could constitute an event of default under our loan agreement with U.S. Bank, which could cause the acceleration of any outstanding borrowings under the loan agreement and termination of the agreement.

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

We face substantial competition and are subject to certain regulatory constraints not applicable to some of our competitors, which may decrease our growth or profits.

We face substantial competition for deposits, and for credit and trust relationships, and other financial services and products in the communities we serve. Competing providers include other banks, thrifts and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, title companies, money market funds and other financial and nonfinancial companies which may offer products functionally equivalent to those offered by us. Competing providers may have greater financial resources than we do and offer services within and outside the market areas we serve. In addition to this challenge of attracting and retaining customers for traditional banking services, our competitors include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that financial institutions have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If we are unable to adjust both to increased competition for traditional banking services and changing customer needs and preferences, our financial performance could be adversely affected.

Some of our competitors, including credit unions, are not subject to certain regulatory constraints, such as the Community Reinvestment Act, which, among other things, requires us to implement procedures to make and monitor loans throughout the communities we serve. Credit unions also have federal tax exemptions that may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions, like Pinnacle Bank, that offer federally insured deposits. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. These differences in resources, regulation, competitive advantages, and business strategy may decrease our net interest margin, may increase our operating costs, and may make it harder for us to compete profitably.

Inability to retain senior management and key employees or to attract new experienced financial services professionals could impair our relationship with our customers, reduce growth and adversely affect our business.

We have assembled a senior management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth that we have experienced in recent years (and that we are seeking in 2019 and beyond) was the result not of strong loan demand but rather of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. We are deploying a similar hiring strategy in the Carolinas and Virginia. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we have to pay to hire and retain these experienced individuals could cause our noninterest expense levels to rise and negatively impact our results of operations.

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

In accordance with GAAP, for matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable we will incur a loss and the amount can be reasonably estimated, we establish an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings or threatened claims, however, may turn out to be substantially higher than the amount accrued. Further, our insurance may not cover all litigation, other proceedings or claims, or the costs of defense. Future developments could result in an unfavorable outcome for any existing or new lawsuits or investigations in which we are, or may become, involved, which may have a material adverse effect on our business and our results of operations.

Our business is dependent on technology, and an inability to invest in technological improvements may adversely affect our results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven solutions, and as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems, as well as nontraditional alternatives like crowdfunding and digital wallets. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. We have made significant investments in data processing, management information systems and internet banking accessibility. Our future success will depend in part upon our ability to create additional efficiencies in our operations through the use of technology. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot make assurances that our technological improvements will increase our operational efficiency or that we will be able to effectively implement new technology-driven solutions or be successful in marketing these products and services to our customers.

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

In deciding whether to extend credit or enter into certain transactions, we rely on information furnished by or on behalf of customers, including financial statements, credit reports, tax returns and other financial information. We may also rely on representations of those customers or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading personal information, financial statements, credit reports, tax returns or other financial information, including information falsely provided as a result of identity theft, could have an adverse effect on our business, financial condition and results of operations.

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

We may be subject to claims and litigation pertaining to fiduciary responsibility.

From time to time as part of our normal course of business, customers may make claims and take legal action against us based on actions or inactions related to the fiduciary responsibilities of Pinnacle Bank’s trust and wealth management associates. If such claims and legal actions are not resolved in a manner favorable to us, they may result in financial liability and/or adversely affect our market reputation or our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Natural disasters may adversely affect us.

Our operations and customer base are located in markets where natural disasters, including tornadoes, severe storms, fires, wildfires, floods, hurricanes and earthquakes often occur. Such natural disasters could significantly impact the local population and economies and our business, and could pose physical risks to our properties. Although our banking offices are geographically dispersed throughout portions of the southeastern United States and we maintain insurance coverages for such events, a significant natural disaster in or near one or more of our markets could have a material adverse effect on our financial condition, results of operations or liquidity.

Pinnacle Financial is required to act as a source of financial and managerial strength for Pinnacle Bank in times of stress.

Under federal law, Pinnacle Financial is required to act as a source of financial and managerial strength to Pinnacle Bank, and to commit resources to support Pinnacle Bank if necessary. Pinnacle Financial may be required to commit additional resources to Pinnacle Bank at times when Pinnacle Financial may not be in a financial position to provide such resources or when it may not be in Pinnacle Financial’s, or its shareholders’ or its creditors’ best interests to do so. Providing such support is more likely during times of financial stress for Pinnacle Financial and Pinnacle Bank, which may make any capital Pinnacle Financial is required to raise to provide such support more expensive than it might otherwise be. In addition, any capital loans Pinnacle Financial makes to Pinnacle Bank are subordinate in right of payment to depositors and to certain other indebtedness of Pinnacle Bank. In the event of Pinnacle Financial’s bankruptcy, any commitment by it to a federal banking regulator to maintain the capital of Pinnacle Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.

The Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, requires financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches, as well as additional operating expenses to add staff and/or technological enhancements to our systems to better comply with our obligations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

The price of our common stock may be volatile or may decline.

The trading price of our common stock may fluctuate as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our results of operations and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	market perceptions about the innovation economy, including levels of funding or "exit" activities of companies in the industries we serve;

•	proposed or adopted regulatory changes or developments;

•	changes in the political climate;

•	market reactions to social media messages or posts;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; and

•	domestic and international economic factors unrelated to our performance.

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

While our board of directors has approved the payment of a quarterly cash dividend on our common stock since the fourth quarter of 2013, there can be no assurance of whether or when we may pay dividends on our common stock in the future. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors, including our and Pinnacle Bank’s capital levels. Our principal source of funds used to pay cash dividends on our common stock will be dividends that we receive from Pinnacle Bank. Although Pinnacle Bank’s asset quality, earnings performance, liquidity and capital requirements will be taken into account before we declare or pay any future dividends on our common stock, our board of directors will also consider our liquidity and capital requirements and our board of directors could determine to declare and pay dividends without relying on dividend payments from Pinnacle Bank.

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay and that Pinnacle Bank may declare and pay to us. For example, Federal Reserve regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed certain higher levels applying capital conservation buffers.

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

We may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock, including in connection with acquisitions. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions (as we did in connection with our acquisition of BNC and our other recent acquisitions) or investments in fee-related businesses such as BHG, which could also dilute shareholder ownership.

Holders of Pinnacle Financial’s and Pinnacle Bank’s indebtedness and junior subordinated debentures have rights that are senior to those of Pinnacle Financial’s shareholders.

At December 31, 2018, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $133.0 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by Pinnacle Financial, and the accompanying subordinated debentures are senior to shares of Pinnacle Financial’s common stock. As a result, Pinnacle Financial must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on common stock and, in the event of Pinnacle Financial’s bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial’s common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock.

If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on our junior subordinated debentures.

From time to time, Pinnacle Financial and Pinnacle Bank have issued, and in connection with the Avenue merger and BNC merger, assumed, subordinated notes. At December 31, 2018, Pinnacle Financial and Pinnacle Bank had an aggregate of $339.9 million of subordinated notes outstanding, not including the subordinated debentures issued in connection with our trust preferred securities. The terms of these notes prohibit or will prohibit Pinnacle Financial or Pinnacle Bank, as applicable, from declaring or paying any dividends or distributions on its common stock at any time when payment of interest on these notes has not been timely made and while any such accrued and unpaid interest remains unpaid. Moreover, the notes we have issued or assumed rank senior to shares of Pinnacle Financial’s common stock. In the event of any bankruptcy, dissolution or liquidation of Pinnacle Financial, these notes, along with Pinnacle Financial’s other indebtedness, would have to be repaid before Pinnacle Financial’s shareholders would be entitled to receive any of the assets of Pinnacle Financial.

Pinnacle Financial or Pinnacle Bank may from time to time issue additional subordinated indebtedness that would have to be repaid before Pinnacle Financial’s shareholders would be entitled to receive any of the assets of Pinnacle Financial or Pinnacle Bank.

We identified a material weakness in our internal controls over financial reporting and determined that our disclosure controls and procedures were not effective. We may be unable to develop, implement and maintain effective internal control over financial reporting and disclosure controls and procedures in future periods.

The Sarbanes-Oxley Act and related rules and regulations require that management report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure controls and procedures on a quarterly basis. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act and related rules and regulations. Maintaining and adapting our internal controls is expensive and requires significant management attention. Moreover, as we continue to grow, our internal controls may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance. Failure to maintain effective controls or implement required new or improved controls or difficulties encountered in the process may harm our results of operations and financial condition or cause us to fail to meet our reporting obligations.

Based on management’s assessment, we concluded that our disclosure controls and procedures were not effective as of December 31, 2018 and that we had as of such date a material weakness in our internal control over financial reporting. The specific issues leading to these conclusions are described in Part II - Item 9A. “Controls and Procedures” of this Form 10-K and in “Management’s Report on Internal Control over Financial Reporting” appearing elsewhere in this Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. The material weakness identified in Item 9A did not result in any material misstatement in our consolidated financial statements and we have implemented remedial measures intended to address the material weaknesses and related disclosure controls. However, if the remedial measures we have implemented are insufficient, or if additional material weakness or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements. Any material misstatements could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 150 Third Avenue South, Suite 900, Nashville, Tennessee. At December 31, 2018, we conducted banking operations in 114 offices in four states. These offices include both owned and leased facilities as follows:

State	Owned	Leased	Total
Tennessee	27	20	47
North Carolina	30	8	38
South Carolina	12	9	21
Virginia	6	2	8
	75	39	114

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle Financial's common stock is traded on the Nasdaq Global Select Market under the symbol "PNFP" and has traded on that market since July 3, 2006. As of February 22, 2019, Pinnacle Financial had approximately 4,936 stockholders of record.

In connection with the settlement of income tax liabilities associated with the Company's equity compensation plans and pursuant to the common stock share repurchase program approved by the Pinnacle Financial board of directors and announced during the fourth quarter of 2018, Pinnacle Financial repurchased shares of its common stock during the quarter ended December 31, 2018 as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	1,782	$55.27	—	$—
November 1, 2018 to November 30, 2018	161,482	56.13	161,200	90,950,000
December 1, 2018 to December 31, 2018	244,000	47.69	244,000	79,314,000
Total	407,264	$51.12	405,200	$79,314,000

(1) During the quarter ended December 31, 2018, 48,225 shares of restricted stock previously awarded to certain of our associates vested. 40,306 of these shares that vested were subject to Section 83(b) elections made at the time the award was granted. For the remaining 7,919 restricted share awards which vested during the quarter ended December 31, 2018, we withheld 2,064 shares to satisfy tax withholding requirements associated with their vesting.

(2) On November 13, 2018, Pinnacle Financial announced that its board of directors authorized a share repurchase program for up to $100.0 million of Pinnacle Financial’s outstanding common stock. The repurchase program is scheduled to expire upon the earlier of Pinnacle Financial’s repurchase of shares of its common stock having an aggregate purchase price of $100.0 million and December 31, 2019. Pinnacle Financial repurchased 405,200 shares of its common stock at an aggregate cost of $20.7 million in the fiscal year ended December 31, 2018. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase program does not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements.

ITEM 6.  SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2018	2017 (1)	2016 (2)(3)	2015 (4)(5)	2014
Total assets	$25,031,044	$22,205,700	$11,194,623	$8,714,544	$6,018,248
Loans, net of unearned income	17,707,549	15,633,116	8,449,925	6,543,235	4,590,026
Allowance for loan losses	83,575	67,240	58,980	65,432	67,359
Total securities	3,277,968	2,536,045	1,323,797	966,442	770,730
Goodwill, core deposit and other intangible assets	1,853,282	1,864,712	566,698	442,773	246,422
Deposits and securities sold under agreements to repurchase	18,953,848	16,586,964	8,845,014	7,050,498	4,876,600
Advances from FHLB	1,443,589	1,319,909	406,304	300,305	195,476
Subordinated debt and other borrowings	485,130	465,505	350,768	141,606	96,158
Stockholders' equity	3,965,940	3,707,952	1,496,696	1,155,611	802,693
Statement of Operations Data:
Interest income	$946,717	$636,138	$363,609	$255,169	$206,170
Interest expense	210,375	92,831	38,615	18,537	13,185
Net interest income	736,342	543,307	324,994	236,632	192,985
Provision for loan losses	34,377	23,664	18,328	9,188	3,635
Net interest income after provision for loan losses	701,965	519,643	306,666	227,444	189,350
Noninterest income	200,870	144,903	121,003	86,530	52,602
Noninterest expense	452,887	366,560	236,285	170,877	136,300
Income before income taxes	449,948	297,986	191,384	143,098	105,653
Income tax expense	90,508	124,007	64,159	47,589	35,182
Net income	359,440	173,979	127,225	95,509	70,471
Per Share Data:
Earnings per share available to common stockholders – basic	$4.66	$2.73	$2.96	$2.58	$2.03
Weighted average common shares outstanding – basic	77,111,372	63,760,578	43,037,083	37,015,468	34,723,335
Earnings per share available to common stockholders – diluted	$4.64	$2.70	$2.91	$2.52	$2.01
Weighted average common shares outstanding – diluted	77,449,917	64,328,189	43,731,992	37,973,788	35,126,890
Common dividends per share	$0.58	$0.56	0.56	0.48	0.32
Book value per common share	$51.18	$47.70	$32.28	$28.25	$22.45
Common shares outstanding at end of period	77,483,796	77,739,636	46,359,377	40,906,064	35,732,483
Performance Ratios:
Return on average assets	1.53%	1.02%	1.27%	1.36%	1.27%
Return on average stockholders' equity	9.37%	6.26%	9.47%	10.06%	9.33%
Net interest margin	3.68%	3.76%	3.70%	3.72%	3.75%
Net interest spread	3.35%	3.53%	3.46%	3.55%	3.65%
Noninterest income to average assets	0.85%	0.85%	1.21%	1.23%	0.90%
Noninterest expense to average assets	1.92%	2.15%	2.36%	2.42%	2.33%
Efficiency ratio	48.32%	53.26%	52.98%	52.88%	55.50%
Average loan to average deposit ratio	96.92%	95.14%	96.66%	96.39%	93.15%
Average interest-earning assets to average interest-bearing liabilities	132.69%	136.10%	139.39%	142.77%	142.64%
Average equity to average total assets ratio	16.29%	16.32%	13.40%	13.47%	13.46%
Dividend payout ratio	13.79%	20.00%	19.31%	18.97%	16.67%
Asset Quality Ratios:
Allowance for loan losses to nonaccrual loans	95.15%	117.00%	213.90%	222.90%	403.20%
Allowance for loan losses to total loans	0.47%	0.43%	0.70%	1.00%	1.47%
Nonperforming assets to total assets	0.41%	0.38%	0.30%	0.42%	0.46%
Nonperforming assets to total loans and other real estate	0.58%	0.55%	0.40%	0.55%	0.62%
Net loan charge-offs to average loans	0.11%	0.13%	0.21%	0.21%	0.10%
Capital Ratios:
Common equity Tier 1 capital	9.58%	9.14%	7.86%	8.61%	10.10%
Leverage	8.91%	8.65%	8.55%	9.37%	11.30%
Tier 1 capital	9.58%	9.14%	8.64%	9.63%	12.10%
Total capital	12.21%	12.01%	11.86%	11.24%	13.40%

(1)
Information for the 2017 fiscal year includes the operation of BNC from its acquisition date of June 16, 2017 and reflects approximately 27.7 million shares of Pinnacle Financial Common Stock issued in connection with the BNC merger and approximately 3.2 million shares issued in connection with a public offering consummated in January 2017.

(2)
Information for the 2016 fiscal year includes the operations of Avenue from its acquisition date of July 1, 2016 and reflects approximately 3.8 million shares of Pinnacle Financial Common Stock issued in connection with the Avenue merger.

(3)
Information for the 2016 fiscal year includes our additional 19% membership interest in BHG which we acquired in March 2016 and reflects approximately 861,000 shares of Pinnacle Financial Common Stock issued in connection with the additional investment in BHG.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2018 and 2017 and our results of operations for each of the years in the three-year period ended December 31, 2018.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  Our fully diluted net income per common share for the year ended December 31, 2018 was $4.64 compared to fully diluted net income per common share of $2.70 and $2.91 for the years ended December 31, 2017 and 2016, respectively.  At December 31, 2018, loans had increased by $2.1 billion as compared to December 31, 2017. The comparability of our financial condition and performance has been impacted by the acquisitions we have completed as well as the passage of the Tax Cuts and Jobs Act in December 2017, in each case as discussed below.

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

We acquired BNC Bancorp and its wholly owned bank subsidiary, Bank of North Carolina (together, BNC), on June 16, 2017. At acquisition date, BNC's net assets were fair valued at $602.7 million, including loans valued at $5.6 billion and deposits valued at $6.2 billion. This acquisition expanded our footprint into the Carolinas and Virginia.

Each holder of BNC common stock (including restricted shares) received 0.5235 shares of Pinnacle Financial's common stock for each share of BNC common stock held by each shareholder on the closing date. We issued 27,687,100 shares of common stock and paid cash consideration of approximately $129,000, related to fractional shares, to the BNC shareholders. Included in the common stock issued were 136,890 assumed shares of unvested restricted stock that are continuing to vest in accordance with their original contractual terms. The fair value of these awards was $9.2 million, with $5.4 million attributable to precombination services provided by the recipients prior to the merger, that accordingly was included as merger consideration.

Tax Cuts and Jobs Act. On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was signed into law. Among other items, the Tax Act reduced the corporate statutory tax rate from 35% to 21%, which resulted in a reduction of our blended statutory tax rate from 39.23% in 2017 to 26.14% in 2018. As a result of such decrease, we recognized a charge of $31.5 million in the fourth quarter of 2017 resulting from the revaluation of our deferred tax assets.

Results of operations.  Our net interest income increased to $736.3 million for 2018 compared to $543.3 million for 2017 and $325.0 million for 2016. Much of this growth in net interest income was largely the result of our acquisition of BNC as well as continued organic growth subsequent to the merger. The net interest margin (the ratio of net interest income to average earning assets) for 2018 was 3.68% compared to 3.76% and 3.70% for 2017 and 2016, respectively.

Our provision for loan losses was $34.4 million for 2018 compared to $23.7 million in 2017 and $18.3 million in 2016. Provision expense for the year ended December 31, 2018 when compared to the comparable periods in 2017 and 2016 was impacted by organic loan growth and by charge-offs realized in our consumer portfolio, primarily related to non-prime automobile loans and our commercial and industrial portfolio. Our net charge-offs were $18.0 million during 2018 compared to $15.4 million in 2017 and $24.8 million in 2016. Additionally, in 2018, our provision expense was impacted by a $1.8 million provision for potential losses incurred in connection with Hurricane Florence that impacted operations in the Carolinas and Virginia.

Our allowance for loan losses as a percentage of total loans increased from 0.43% at December 31, 2017 to 0.47% at December 31, 2018. The increase in the allowance as a percentage of total loans is primarily attributable to provision expense related to organic loan growth and new loan originations in our expanded footprint during 2018. The overall balance of our allowance for loan losses is impacted by fair value accounting on our acquired loan portfolios. At December 31, 2018, the remaining fair value discount for all acquired portfolios was $95.7 million. For loans acquired in connection with our acquisitions, the calculation of the allowance for loan losses subsequent to the acquisition date is consistent with that utilized for legacy Pinnacle Financial loans. Our accounting policy is to compare the computed allowance for loan losses on purchased loans to the remaining fair value adjustment at the individual loan level. Generally the fair value adjustments are expected to accrete to interest income over the remaining expected life of the underlying loan agreements and decrease proportionately with the related loan balance. However, if the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a provision for loan losses. Additional provisioning for purchased portfolios results from credit deterioration on the individual loan or from increased borrowings on loans and lines that existed as of the acquisition date. Should a loan with a remaining fair value discount be paid off prior to maturity, the remaining fair value discount is recognized as interest income in the period when the loan is paid off.

Noninterest income for 2018 compared to 2017 increased by $56.0 million, or 38.6%. Noninterest income for 2017 compared to 2016 increased by $23.9 million, or 19.8%. The increase in noninterest income from 2018 to 2017 and 2017 to 2016 was partially due to an increase in income from our investment in BHG, which was $51.2 million for the year ended December 31, 2018 compared to $38.0 million and $31.4 million for the years ended December 31, 2017 and December 31, 2016, respectively. The growth unrelated to our BHG investment in both comparable periods was attributable to our overall increase in our geographic footprint in those periods as well as increased transaction accounts and increased production in our fee-based products such as investments, insurance and trust resulting from both organic growth and our merger with BNC. Also impacting noninterest income was a $2.3 million net pre-tax loss on the sale of $169.9 million of investment securities in 2018 and an $8.3 million net pre-tax loss on the sale of $319.1 million of investment securities in 2017 as we sought to restructure a portion of our securities portfolio in each period in preparation for a flattening yield curve. The year-over-year decline in 2018 in net gains on the sale of mortgage loans was attributable to the impact of the interest rate environment on mortgage production during those periods. The year-over-year growth in 2017 in net gains on the sale of mortgage loans was attributable to increased volumes due to our acquistion of BNC.

Noninterest expense for 2018 compared to 2017 increased by $86.3 million, or 23.6%, primarily due to the inclusion of our expanded footprint in the Carolinas and Virginia for all of 2018 compared to just over six months of operations in 2017. With the exception of OREO and merger-related expenses, we realized increases in all noninterest expense categories. Salaries and employee benefits expense increased $62.0 million, primarily resulting from annual merit increases awarded in the first quarter of 2018 as well as the increase in our associate base primarily as a result of our merger with BNC, including their participation in the 2018 annual incentive program as compared to 2017, and continued hiring of experienced bankers throughout our footprint. We also realized increases in equipment and occupancy costs of $20.2 million in 2018 versus 2017 due to our expanded footprint. Additionally, other noninterest expense, which includes deposit and lending related expenses, investment and trust sales expenses and administrative expenses, increased $20.9 million in 2018 compared to 2017. Offsetting these increases was a decrease in merger-related expenses of $23.6 million in 2018 compared to 2017. There were no merger-related expenses recorded in the second half of 2018. Noninterest expense for 2017 compared to 2016 increased by $130.3 million, or 55.1%, primarily due to an increase in salaries and employee benefits expense. Salaries and employee benefits expense increased $68.8 million, resulting from annual merit increases awarded in the first quarter of 2017 as well as the increase in our associate base primarily as a result of our mergers with Avenue and BNC. We also realized increases in equipment and occupancy costs due to our merger with BNC. Additionally, merger-related expense accounted for approximately $31.8 million of non-interest expense for the year ended December 31, 2017 compared to $11.7 million of merger-related expense during the same period in 2016. Among other items, merger-related expense for the years ended December 31, 2017 and 2016 includes the costs of technical conversions which were completed in the third quarter of 2016 for Avenue and in the fourth quarter of 2017 for BNC. Certain associate-related expenses such as retention bonuses are also included in merger-related expenses for all periods.

The number of full-time equivalent employees increased from 1,179.5 at December 31, 2016 to 2,132.0 at December 31, 2017 and 2,297.0 at December 31, 2018.

During the three years ended December 31, 2018, 2017 and 2016, we recorded income tax expense of $90.5 million, $124.0 million and $64.2 million, respectively. Income tax expense for 2018 was impacted by the reduction in the statutory federal income tax rate from 35% to 21% as a result of the Tax Act, which was signed into law in December 2017. The Tax Act also impacted income tax expense for the year ended December 31, 2017 as our deferred tax assets were revalued as a result of such rate change, resulting in a charge of $31.5 million.

Our effective tax rate for the years ended December 31, 2018, 2017 and 2016, was 20.1%, 41.6% and 33.5%, respectively. Our effective tax rate differs from the combined federal and state income tax statutory rate primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with bank-owned life insurance and tax savings from our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, certain merger-related expenses and, in 2018, non-deductible FDIC insurance premiums and non-deductible executive compensation.We also recorded tax benefits associated with our equity-based compensation program pursuant to the adoption of ASU 2016-09 for the years ended December 31, 2018 and 2017, resulting in the recognition of $3.0 million and $5.4 million of tax benefits, respectively. Prior to the adoption of ASU 2016-09, these tax benefits were recorded in the statement of stockholders' equity directly to additional paid-in-capital.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 48.3%, 53.3% and 53.0% for the three years ended December 31, 2018, 2017 and 2016, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio improved in 2018 primarily due to the completion in 2018 of the integration and technology conversion associated with the acquisition of BNC and the growth in net interest income and noninterest income.

Net income for 2018 was $359.4 million compared to $174.0 million in net income for 2017 and $127.2 million in net income in 2016.  Fully-diluted net income per common share was $4.64 for 2018 compared to $2.70 for 2017 and $2.91 for 2016. Net income and fully-diluted net income per common share in 2017 were each significantly and negatively impacted by the $31.5 million charge resulting from the revaluation of our deferred tax assets following the passage of the Tax Act, while net income and fully-diluted net income per common share in 2018 benefited from the reduced rate under the Tax Act.

Financial Condition.  Our loan balances increased by $2.07 billion during 2018 compared to an increase of $7.18 billion during 2017. The increase in our outstanding loan balances during 2018 is largely due to the continued economic growth in our core markets, increases in the number of relationship managers, primarily in our commercial lending program, and increased focus on attracting new customers to our company. During 2017, the increase was primarily the result of our acquisition of BNC in addition to organic growth caused by similar factors that resulted in growth in 2018.

Total deposits increased from $16.45 billion at December 31, 2017 to $18.85 billion at December 31, 2018. Within our deposits, the ratio of core funding to total deposits decreased slightly from 80.8% at December 31, 2017 to 79.0% at December 31, 2018.

We believe we have hired experienced relationship managers that have significant client portfolios and longstanding reputations within the communities we serve.  As such, we believe they will attract more relationship managers to our firm as well as loans and deposits from new and existing small-and middle-market clients particularly if the economies in our principal markets continue to expand.

Capital and Liquidity.  At December 31, 2018 and 2017, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. From time to time, we may be required to support the capital needs of our bank subsidiary. At December 31, 2018, we had approximately $94.0 million of cash at the holding company which could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, including an established line of credit with another bank that can be utilized to provide up to $75 million of additional capital support to Pinnacle Bank, if needed.

In January 2017, we completed a public offering of 3.22 million shares of our common stock in a transaction that resulted in net proceeds to us, after deducting underwriting discounts and commissions and other expenses payable by us, of approximately $191.2 million. We contributed $185.0 million of these net proceeds to our bank subsidiary.

On November 13, 2018, we announced that our board of directors had authorized a share repurchase program for up to $100.0 million of our outstanding common stock. The repurchase program is scheduled to expire upon the earlier of our repurchase of shares of our common stock having an aggregate purchase price of $100.0 million and December 31, 2019. We repurchased 405,200 shares of our common stock at an aggregate cost of $20.7 million in 2018.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry.  In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses and the assessment of impairment of goodwill, has been critical to the determination of our financial position and results of operations.

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

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the provision for loan losses and is a component of the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan's effective interest rate, or if the loan is collateral dependent, at the fair value of the collateral, less estimated disposal costs. If the loan is collateral dependent, the principal balance of the loan is charged-off in an amount equal to the impairment measurement. The fair value of collateral dependent loans is derived primarily from collateral appraisals performed by independent third-party appraisers.  Management believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans. This analysis is completed for all individual loans greater than $750,000. The resulting allowance percentage by segment adjusted for specific trends identified, if applicable, is then applied to the remaining population of impaired loans.

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

Effective January 1, 2020, management will adopt ASU 2016-13, Financial Instruments - Measurement of Current Expected Credit Losses on Financial Instruments (CECL), which will modify the accounting for the allowance for loan losses from an incurred loss model to an expected loss model, as discussed more fully under "Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Summary of Significant Accounting Policies" of this Report for further information.

Impairment of Goodwill. Goodwill is evaluated for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired. ASC 350,  Intangibles — Goodwill and Other, provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines it is necessary, or if a qualitative assessment is not performed, it is required to perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If, based on a qualitative assessment, an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The results of our qualitative assessment as of September 30, 2018, our annual assessment date, indicated that the fair value of our reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

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

Results of Operations

The following is a summary of our results of operations for 2018, 2017 and 2016 (in thousands except per share data):

	Years ended December 31,		2018-2017 Percent Increase	Year ended December 31,	2017-2016 Percent Increase
	2018	2017	(Decrease)	2016	(Decrease)
Interest income	$946,717	$636,138	48.82%	$363,609	74.95%
Interest expense	210,375	92,831	126.62%	38,615	140.40%
Net interest income	736,342	543,307	35.53%	324,994	67.17%
Provision for loan losses	34,377	23,664	45.27%	18,328	29.11%
Net interest income after provision for loan losses	701,965	519,643	35.09%	306,666	69.45%
Noninterest income	200,870	144,903	38.62%	121,003	19.75%
Noninterest expense	452,887	366,560	23.55%	236,285	55.13%
Net income before income taxes	449,948	297,986	51.00%	191,384	55.70%
Income tax expense	90,508	124,007	(27.01)%	64,159	93.28%
Net income	$359,440	$173,979	106.60%	$127,225	36.75%
Basic net income per common share	$4.66	$2.73	70.70%	$2.96	(7.77)%
Diluted net income per common share	$4.64	$2.70	71.85%	$2.91	(7.22)%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our revenues. For the year ended December 31, 2018, we recorded net interest income of approximately $736.3 million, which resulted in a net interest margin of 3.68%. For the year ended December 31, 2017, we recorded net interest income of approximately $543.3 million, which resulted in a net interest margin of 3.76%. For the year ended December 31, 2016, we recorded net interest income of approximately $325.0 million, which resulted in a net interest margin of 3.70%. These increases in net interest income were attributable to the growth in our loan portfolio due to our mergers with BNC and Avenue, organic growth, and an increase in the interest rates we receive on interest earning assets offset in part by increases in the volume and the rates we pay on deposits and our other funding sources.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2018 (in thousands):

	2018			2017			2016
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1) (2)	$16,899,738	$850,472	5.09%	$12,254,790	$578,286	4.79%	$7,586,346	$335,735	4.51%
Securities:
Taxable	1,804,958	48,192	2.67%	1,724,612	39,060	2.26%	937,710	19,179	2.05%
Tax-exempt (2)	1,202,143	35,995	3.58%	488,478	13,712	3.76%	201,842	6,014	4.00%
Federal funds sold and other	518,923	12,058	2.32%	335,491	5,080	1.51%	293,542	2,681	0.91%
Total interest-earning assets	20,425,762	946,717	4.71%	14,803,371	636,138	4.38%	9,019,440	363,609	4.06%
Nonearning assets:
Intangible assets	1,859,183			1,273,577			509,899
Other nonearning assets	1,269,083			939,269			495,554
	$23,554,028			$17,016,217			$10,024,893
Interest-bearing liabilities:
Interest-bearing deposits:
Interest bearing demand deposits	$835,929	$9,774	1.17%	$583,052	$3,926	0.67%	$303,390	$1,147	0.38%
Interest checking	2,228,399	18,993	0.85%	1,745,298	7,335	0.42%	1,161,281	2,993	0.26%
Savings and money market	6,994,938	73,431	1.05%	5,455,607	32,844	0.60%	3,426,842	14,289	0.42%
Time deposits	3,070,071	48,845	1.59%	1,765,089	15,479	0.88%	777,343	5,489	0.71%
Total interest-bearing deposits	13,129,337	151,043	1.15%	9,549,046	59,584	0.62%	5,668,856	23,918	0.42%
Securities sold under agreements to repurchase	129,899	588	0.45%	119,055	406	0.34%	75,981	185	0.24%
Federal Home Loan Bank advances	1,663,968	34,174	2.05%	788,237	12,399	1.57%	481,711	4,136	0.86%
Subordinated debt and other borrowings	470,189	24,570	5.23%	420,790	20,443	4.86%	243,905	10,376	4.25%
Total interest-bearing liabilities	15,393,393	210,375	1.37%	10,877,128	92,832	0.85%	6,470,453	38,615	0.60%
Noninterest-bearing deposits	4,305,942	—	0.00%	3,331,741	—	0.00%	2,179,398	—	0.00%
Total deposits and interest- bearing liabilities	19,699,335	210,375	1.07%	14,208,869	92,832	0.65%	8,649,851	38,615	0.45%
Other liabilities	18,281			30,218			31,349
Stockholders' equity	3,836,412			2,777,130			1,343,693
	$23,554,028			$17,016,217			$10,024,893
Net interest income		$736,342			$543,306			$324,994
Net interest spread (3)			3.35%			3.53%			3.46%
Net interest margin (4)			3.68%			3.76%			3.70%

(1)	Average balances of nonperforming loans are included in average loan balances.

(2)
Yields computed on tax-exempt instruments on a tax equivalent basis and include $16.2 million, $12.3 million and $8.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations for the period presented.

(3)
Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2018 would have been 3.65% compared to a net interest spread for the years ended December 31, 2017 and 2016 of 3.73% and 3.61%, respectively.

(4)	Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

For the year ended December 31, 2018, our net interest spread was 3.35%, while the net interest margin was 3.68% compared to a net interest spread of 3.53% for the year ended December 31, 2017 and 3.46% for the year ended December 31, 2016, and a net interest margin of 3.76% and 3.70%, respectively. Although our net interest margin was positively impacted by yield expansion in our earning asset portfolio, these increases were offset by increases in our total funding costs.

The expansion of our earning asset yields was driven in part by the impact of Federal funds rate increases, which positively impacted our floating and variable rate loan and investment portfolios. During the year-ended December 31, 2018, our earning asset yield increased by 33 basis points and 65 basis points, from the years ended December 31, 2017 and 2016, respectively, while total funding rates increased by 42 basis points and 62 basis points compared to the years ended December 31, 2017 and 2016, respectively. The increase in our core funding costs was primarily caused by higher prevailing market interest rates and increased FHLB borrowings which have higher interest rates than our deposits. The application of fair value accounting on the BNC accounts we acquired also positively impacted our net interest margin in 2018 and 2017, but will continue to become less impactful in future periods.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Although the rise in interest rates over the last two years has lifted the yields we receive on earning assets, pricing for creditworthy borrowers and meaningful depositors is very competitive in our markets and this competition has adversely impacted, and may continue to adversely impact our margins. Although we believe our net interest margin should remain relatively stable in 2019, we do anticipate that this challenging competitive environment will continue in 2019. We also expect the impact of purchase accounting on our net interest income will continue to lessen in future periods, which will negatively affect our net interest margin in 2019. More importantly, we believe our net interest income should continue to increase in 2019 compared to 2018 primarily due to an increase in average earning asset volumes, including both loans and our securities portfolio. We seek to fund these increased earning assets by growing our core deposits, but will utilize noncore funding to fund a shortfall, if any.

Rate and Volume Analysis.   Net interest income increased by $193.0 million between the years ended December 31, 2017 and 2018 and by $218.3 million between the years ended December 31, 2016 and 2017. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2018 Compared to 2017 Increase (decrease) due to			2017 Compared to 2016 Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$43,386	$228,800	$272,186	$26,745	$215,806	$242,551
Securities:
Taxable	7,195	1,937	9,132	2,901	16,980	19,881
Tax-exempt	(2,575)	24,858	22,283	(1,837)	9,535	7,698
Federal funds sold	3,551	3,427	6,978	1,896	503	2,399
Total interest-earning assets	51,557	259,022	310,579	29,705	242,824	272,529

Interest-bearing liabilities:
Interest-bearing deposits:
Interest bearing demand deposits	3,608	2,240	5,848	1,372	1,407	2,779
Interest checking	8,674	2,984	11,658	2,401	1,941	4,342
Savings and money market	28,261	12,326	40,587	8,326	10,229	18,555
Time deposits	17,969	15,397	33,366	2,225	7,765	9,990
Total deposits	58,512	32,947	91,459	14,324	21,342	35,666
Securities sold under agreements to repurchase	138	44	182	99	122	221
Federal Home Loan Bank advances	6,134	15,641	21,775	4,693	3,570	8,263
Subordinated debt and other borrowings	1,643	2,484	4,127	2,048	8,018	10,066
Total interest-bearing liabilities	66,427	51,116	117,543	21,164	33,052	54,216
Net interest income	$(14,870)	$207,906	$193,036	$8,541	$209,772	$218,313

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

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, we believe to be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to approximately $34.4 million, $23.7 million and $18.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Provision expense for the year ended December 31, 2018 has increased as compared to 2017 and continued to be negatively impacted due to charge-offs realized in our consumer portfolio, primarily related to non-prime automobile loans and in 2018, our commercial and industrial portfolio. Additionally, in 2018, our provision expense was impacted by a $1.8 million provision for potential losses incurred in connection with Hurricane Florence that impacted operations in the Carolinas and Virginia. Provision expense for the year ended December 31, 2017 increased as compared to 2016 and was negatively impacted due to charge-offs realized in our consumer portfolio, primarily related to non-prime automobile loans. The balance of our non-prime automobile portfolio was $6.3 million at December 31, 2018 compared to $21.8 million at December 31, 2017 and $30.0 million at December 31, 2016. We expect the percentage of our loan portfolio represented by non-prime automobile loans will continue to decrease in 2019.

Our allowance for loan losses is adjusted to an amount deemed appropriate to adequately cover probable losses in the loan portfolio based on our allowance for loan loss methodology. Our allowance for loan losses as a percentage of loans increased from 0.43% at December 31, 2017 to 0.47% at December 31, 2018. The increase in the allowance as a percentage of total loans is primarily attributable to provision expense associated with organic loan growth and new loan originations in our expanded footprint during 2018. The absolute level of our allowance for loan losses is largely driven by continued favorable credit experienced in our larger portfolios and we believe it is supported by the strong economies presently in place in the markets in which we operate.

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

The following is our noninterest income for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Years ended December 31,		2018-2017 Percent Increase	Year ended December 31,	2017-2016 Percent Increase
	2018	2017	(Decrease)	2016	(Decrease)
Noninterest income:
Service charges on deposit accounts	$24,906	$20,034	24.32%	$14,501	38.16%
Investment services	21,175	14,315	47.92%	10,757	33.08%
Insurance sales commissions	9,331	7,405	26.01%	5,310	39.45%
Gains on mortgage loans sold, net	14,564	18,625	(21.80%)	15,754	18.22%
Investment gains (losses) on sales and impairments, net	(2,254)	(8,265)	72.73%	395	NM
Trust fees	13,143	8,664	51.70%	6,328	36.92%
Income from equity method investment	51,222	37,958	34.94%	31,403	20.87%
Other noninterest income:
Interchange and other consumer fees	39,928	29,887	33.60%	24,221	23.39%
Bank-owned life insurance	12,535	7,945	57.77%	3,547	123.99%
Loan swap fees	4,043	1,795	125.24%	3,865	(53.56%)
SBA loan sales	4,604	2,879	59.92%	1,275	125.80%
Gain on other equity investments	2,778	365	661.10%	533	(31.52%)
Other noninterest income	4,895	3,297	48.47%	3,114	5.88%
Total other noninterest income	68,783	46,168	48.98%	36,555	26.30%
Total noninterest income	$200,870	$144,904	38.62%	$121,003	19.75%

The increase in service charges on deposit accounts in 2018 compared to 2017 and 2016 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts resulting from our acquisitions and organic growth within this product subsequent to the closing of our acquisitions.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the year ended December 31, 2018, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, were $21.2 million, compared to $14.3 million at December 31, 2017 and $10.8 million at December 31, 2016, reflecting increases in brokerage assets and, for much of 2018, 2017 and 2016, year-over-year increases in the value of the stock market. At December 31, 2018, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $3.8 billion in brokerage assets compared to $3.3 billion and $2.2 billion at December 31, 2017 and 2016, respectively. Insurance commissions were approximately $9.3 million during 2018 compared to $7.4 million during 2017 and $5.3 million during 2016. Additionally, at December 31, 2018, our trust department was receiving fees on approximately $2.1 billion and $1.5 billion of managed and custodied assets, respectively, compared to approximately $1.8 billion and $1.1 billion at December 31, 2017 and $1.0 billion and $755 million at December 31, 2016. The growth in our wealth management businesses is attributable to our expanded distribution platform in our new markets as well as the addition of associates in our legacy Tennessee markets.

Gains on mortgage loans sold, net of related expenses, including commissions, consists of fees from the origination and sale of residential mortgage loans. These mortgage fees are for loans originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate as the rate environment changes. Gains on mortgage loans sold, net, were $14.6 million, $18.6 million and $15.8 million, respectively, for the years ended December 31, 2018, 2017 and 2016. The year-over-year decline in 2018 in net gains on the sale of mortgage loans was attributable to the impact of the generally rising interest rate environment on mortgage production. The year-over-year growth in net gains on the sale of mortgage loans in 2017 was due to increased volumes due in large part to our acquisition with BNC. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement.There is a positive correlation between the dollar amount of the mortgage pipeline and the value of this hedge. Therefore, the change in the outstanding mortgage pipeline at any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale in any reporting period. At December 31, 2018, the mortgage pipeline included $77.0 million in loans expected to close in 2019 compared to $131.5 million in loans at December 31, 2017 expected to close in 2018, respectively.

For the year ended December 31, 2018, investment gains (losses) on sales and impairments, net, represent a $2.3 million pre-tax loss we recognized upon the sale of $169.9 million of investment securities as we sought to restructure a portion of our securities portfolio to offer some protection against a flattening yield curve in 2018 and 2019. For the year ended December 31, 2017, investment gains (losses) on sales and impairments, net, represent an $8.3 million pre-tax loss we recognized in order to reposition $319.1 million of investment securities as we sought to provide our balance sheet more protection from a potentially flatter yield curve in the future. This loss also allowed us to capture an increased tax deduction in 2017 due to the reduction in corporate tax rates beginning in 2018 as a result of the passage of the Tax Cuts and Jobs Act.

Income from equity-method investment is comprised solely of income from our 49% equity-method investment in BHG.  We acquired a 30% investment during the first quarter of 2015 and subsequently increased our investment by 19% in the first quarter of 2016. Income from this equity-method investment was $51.2 million for the year ended December 31, 2018 compared to $38.0 million and $31.4 million for the years ended December 31, 2017 and 2016, respectively. Income from equity-method investment is recorded net of associated expenses, including amortization expense associated with customer lists and other intangible assets of $2.8 million, $3.3 million and $3.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, there were $10.7 million of these intangible assets that are expected to be amortized in lesser amounts over the next 17 years.  Also included in income from equity-method investment, is accretion income associated with the fair value of certain of BHG's liabilities of $2.9 million, $3.1 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, there were $7.4 million of these liabilities that are expected to be accreted into income in lesser amounts over the next 8 years.

During the years ended December 31, 2018, 2017 and 2016, respectively, Pinnacle Financial and Pinnacle Bank received $33.7 million, $21.7 million and $29.0 million in dividends in the aggregate from BHG, which reduced the carrying amount of our investment in BHG while earnings from BHG increase the carrying amount of our investment in BHG. Our proportionate share of earnings from BHG are included in our consolidated tax return. Profits from intercompany transactions are eliminated. Earnings from BHG may fluctuate from period-to-period.

As our ownership interest in BHG is 49% and our representatives do not occupy a majority of the seats on BHG's board of managers, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity method investment in noninterest income.  For the year ended December 31, 2018, BHG reported $220.3 million in gross revenues, net of substitution losses of $43.7 million, compared to $160.2 million and $136.7 million, respectively, for the years ended December 31, 2017 and 2016, net of substitution losses of $42.5 million and $23.4 million, respectively. The following discussion considers BHG's results of operations for 2018, 2017 and 2016 prior to consideration of our ownership interest.

•
Approximately $175.8 million, or 79.8%, of these revenues for the year ended December 31, 2018 related to gains on the sale of commercial loans BHG had previously issued primarily to doctor, dentist and other medical practices compared to $127.2 million, or 79.4%, for the year ended December 31, 2017 and $95.6 million, or 69.9%, for the year ended December 31, 2016.  BHG refers to this activity as its core product.  BHG typically funds these loans from cash reserves on its balance sheet.  Subsequently, these core product loans are sold with no recourse to BHG to a network of community banks and other financial institutions at a premium to the par value of the loan.  The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments.  BHG retains no servicing or other responsibilities related to the core product loan once sold.  As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model.

•
At December 31, 2018 and 2017, there were $1.9 billion and $1.5 billion, respectively, in core product loans previously sold by BHG that were actively serviced by BHG's network of bank purchasers. BHG, at its sole option, may also provide purchasers of these core product loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments.  This substitution is subject to the purchaser having adhered to the standards of its purchase agreement with BHG.  Additionally, all substitutions are subject to the approval by BHG's board of managers.  As a result, the reacquired loans are deemed purchase credit impaired and recorded on BHG's balance sheet at the net present value of the loan's anticipated cash flows.  BHG will then initiate collection efforts and attempt to restore the reacquired loan to performing status. As a result, BHG maintained a liability as of December 31, 2018 and 2017 of $88.9 million and $69.8 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution. This liability represents 4.7% of core product loans previously sold by BHG as of both December 31, 2018 and 2017.

•
BHG will maintain loans on its balance sheet for a period of time prior to sale or transfer to a purchaser. BHG also has an investment portfolio on which it earns interest and dividend income. Net interest income and fees associated with these activities amounted to $32.5 million, $19.6 million and $20.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

•
Additionally, BHG will also refer loans to other financial institutions and, based on an agreement with the institution, earn a fee for doing so. Typically, these are loans that BHG believes would either be classified as consumer-type loans rather than commercial loans, fail to meet the credit underwriting standards of BHG but another institution will accept the loans or are to borrowers in certain geographic locations where BHG has elected not to do business.  For the years ended December 31, 2018, 2017 and 2016, BHG recognized fee income of $1.5 million, $6.5 million and $10.0 million, respectively, from these activities.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased in 2018 as a result of increased debit and credit card transactions as compared to the comparable periods in 2017 and 2016 resulting from both customers added through acquisition and organic growth, but were negatively impacted by the Durbin amendment which was applicable to us beginning on July 1, 2017. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $12.5 million for the year ended December 31, 2018 compared to $7.9 million and $3.5 million for the years ended December 31, 2017 and 2016, respectively. The increase in earnings on these bank-owned life insurance policies resulted from the purchase of $100.0 million in policies with similar terms to our existing policies during the year ended December 31, 2018 and the additional $202.3 million in bank-owned life insurance with terms similar to our existing policies which were added upon acquisition of BNC in June of 2017. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support the policies. Earnings on these policies generally are not taxable. Loan swap fees and SBA loan sales are all included in other noninterest income and fluctuate based on the current market environment. Additionally, included in other noninterest income are changes in the value of other primarily equity investments. The carrying values of these investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers.

Noninterest Expense.   The following is our noninterest expense for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Years ended December 31,		2018-2017 Percent Increase	Year ended December 31,	2017-2016 Percent Increase
	2018	2017	(Decrease)	2016	(Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$161,229	$130,929	23.14%	$83,164	57.43%
Commissions	12,644	7,573	66.96%	5,932	27.66%
Cash and equity incentives	53,990	40,693	32.68%	27,182	49.71%
Employee benefits and other	43,810	30,467	43.79%	24,541	24.15%
Total salaries and employee benefits	271,673	209,662	29.58%	140,819	48.89%
Equipment and occupancy	74,276	54,092	37.31%	35,072	54.23%
Other real estate expense	723	1,079	(32.99%)	396	172.47%
Marketing and business development	11,712	8,321	40.75%	6,536	27.31%
Postage and supplies	7,815	5,736	36.24%	3,929	45.99%
Amortization of intangibles	10,549	8,816	19.66%	4,281	105.93%
Merger-related expenses	8,259	31,843	(74.06%)	11,747	171.07%
Other noninterest expense:
Deposit related expenses	22,768	13,098	73.83%	8,315	57.52%
Lending related expenses	19,448	13,422	44.90%	11,938	12.43%
Wealth management related expenses	1,837	1,271	44.53%	1,316	(3.42%)
Audit, exam and insurance expense	7,791	5,785	34.68%	4,178	38.46%
Administrative and other expenses	16,036	13,435	19.36%	7,758	73.18%
Total other noninterest expense	67,880	47,011	44.39%	33,505	40.31%
Total noninterest expense	$452,887	$366,560	23.55%	$236,285	55.13%

The increase in total salaries and employee benefits expense in 2018 over 2017 and 2016 is primarily the result of an increase in the number of employees in 2018 over 2017 and 2016 and annual merit increases to base salaries.  At December 31, 2018, our associate base had expanded to 2,297.0 full-time equivalent associates as compared to 2,132.0 and 1,179.5 at December 31, 2017 and 2016, respectively, primarily resulting from our acquisition of BNC and our efforts to continue to hire experienced bankers and other associates throughout our footprint. We expect salary and employee benefit expenses will continue to rise as we continue to hire more experienced bankers and other associates throughout our expanded footprint. We also expect salaries and benefits expense will increase in 2019 when compared to 2018 due to our increased associate base and annual merit increases given in the first quarter of each fiscal year and as we continue to enhance the infrastructure around our operations to account for our increased size and geographic reach.

Commissions expense represents compensation paid to our wealth management lines of business including investment services, trust, insurance and capital markets. Commissions expense for the year ended December 31, 2018 was 67.0% greater than in 2017 which was 27.7% greater than in 2016. The increase in 2018 as compared to 2017 and 2016 is primarily related to growth in our investment portfolio commissions. Commissions expense incurred related to the production of residential mortgages is recorded net of the related mortgage revenues.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our associates participate in our equity compensation plans. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of revenues and diluted earnings per share (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. In 2018, our cash incentives represented 100% of targeted incentive compensation compared to 105% in 2017 and 90% in 2016. Cash incentives paid in 2018 totaled $36.4 million, compared to $24.1 million in 2017 and $16.2 million in 2016. The increase in 2018 when compared to 2017 was primarily the result of certain new associates that we had hired being able to participate in the annual cash incentive plan, particularly the BNC associates that did not participate in the company-wide plan in 2017. Similarly, the increase in 2017 when compared to 2016 was the result of certain new associates that we had hired being able to participate in the plan, particularly the Avenue associates that had not participated in 2016, and the payout in 2017 being at 105% of target compared to 90% of target in 2016.

Also, included in cash and equity incentives for the years ended December 31, 2018, 2017 and 2016, were approximately $12.0 million, $10.3 million and $7.7 million, respectively, of compensation expenses related to equity-based restricted share awards and approximately $5.7 million, $6.3 million and $3.2 million, respectively, of compensation expenses related to equity-based restricted share units with performance-based vesting criteria. We have not issued stock options since 2008. Under our equity incentive plans, we provide a broad-based equity incentive program for all associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. Our compensation expense associated with equity awards for 2018 increased when compared to 2017 and 2016 as a result of the additional associates we hired in those periods, including associates obtained in connection with an acquisition as well as increases in the amount of performance units awarded to our senior associates. We expect our compensation expense associated with equity awards to increase in 2019 when compared to 2018 as a result of our intention to hire additional experienced financial advisors in 2019 as well as increases in the amount of performance units awarded to our senior associates.

Employee benefits and other expenses include costs associated with our 401k plan, health insurance, payroll taxes and contract labor. These expenses increased by $13.3 million in 2018 compared to 2017 which increased by $5.9 million when compared to 2016. The increase in 2018 as compared to 2017 and 2017 as compared to 2016 was primarily the result of the increase in full-time equivalent associates in each respective period.

Equipment and occupancy expense for the year ended December 31, 2018 was 37.3% greater than in 2017 which was 54.2% greater than in 2016. The increase in 2018 as compared to 2017 and 2016 is due to our BNC merger, including the completion and opening of an office in North Carolina in 2018, and two new locations opened in our Tennessee markets in the latter part of 2017. We believe the number of our locations will increase over an extended period of time. In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense.

Other real estate expense for the year ended December 31, 2018 was $723,000 compared to $1.1 million in 2017 and $396,000 in 2016. The decrease in 2018 compared to 2017 is related to the $12.7 million decrease in other real estate owned during the year ended December 31, 2018. The increase in 2017 is primarily related to the acquisition of $20.7 million in other real estate due to our merger with BNC.

Marketing and business development expense for the year ended December 31, 2018 was 40.8% greater than in 2017 which was 27.3% greater than in 2016. The primary source of the increases in 2018 as compared to 2017 and 2017 as compared to 2016 is related to our merger with BNC and the associated marketing and business development expenses for our expanded footprint. Additionally, our relationship with a Memphis professional sports franchise, which began in the latter half of 2016, was in place for the full year in 2017, representing a larger expense in 2017 when compared to 2016.

Noninterest expense related to the amortization of intangibles was $10.5 million for the year ended December 31, 2018 compared to $8.8 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively. The increase in amortization expense is attributable to an increase in amortizing intangibles resulting from our acquisitions in 2017 and 2016, respectively. The following table outlines our amortizing intangible assets, their initial valuations and their intangible lives as of December 31, 2018:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
CapitalMark	2015	6.2	7	1.6
Magna Bank	2015	3.2	6	0.6
Avenue	2016	8.8	9	4.6
BNC	2017	48.1	10	36.8
Book of Business Intangible:
Miller Loughry Beach Insurance	2008	1.3	20	0.3
CapitalMark	2015	0.3	16	0.2
BNC Insurance	2017	0.4	20	0.4
BNC Trust	2017	1.9	10	1.6

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense related to these assets is estimated to decrease from $9.1 million per year to $4.7 million per year over the next five years with lesser amounts for the remaining amortization period.

During the years ended December 31, 2018, 2017 and 2016, respectively, merger-related expenses of $8.3 million, $31.8 million and $11.7 million were incurred associated with our acquisitions which occurred in, or prior to, those respective periods. Merger-related expenses in 2018 included costs to finalize the cultural and technical integrations related to our acquisition of BNC and associate retention packages. Merger-related expenses in 2017 primarily included the cost of the technical and cultural integration, lease termination fees, costs associated with the BNC branch rationalization plan we executed in 2017, the cost of certain assumed equity awards that vested upon the change in control, and retention bonuses paid to former BNC associates for their services during the conversion. Merger-related expenses during 2016 include legal costs incurred associated with the Avenue merger to defend ourselves and Avenue's directors in a shareholder suit as well as investigation and other legal costs associated with a former director's alleged improper trading in Avenue common stock. Merger-related expenses for the years ended December 31, 2018, 2017 and 2016, also include the costs of technical conversions which were completed during, or prior to, those periods. Certain associate-related expenses such as retention bonuses are also included in these expenses.

Total other noninterest expenses increased by $20.9 million to $67.9 million during 2018 when compared to 2017. Included in other noninterest expenses are deposit and lending related expenses, investment and trust sales expenses, audit, exam and insurance expense and administrative expenses. Deposit and lending expenses increased by $9.7 million and $6.0 million, respectively, in 2018 primarily as a result of our increased loan and deposit volumes in the period and, in the case of deposit-related expenses, as a result of an increase in FDIC deposit insurance premiums of $6.0 million in 2018. Audit, exam and insurance expense is comprised of the fees associated with ongoing audit and regulatory exams of our operations as well as the cost of our corporate insurance. Increases in audit, exam and insurance expense in 2018 as compared to 2017 and 2016 is primarily related to increased regulation of our operations as a result of our expanded footprint and increased asset size following the acquisition of BNC. Administrative and other expenses increased by $2.6 million to $16.0 million during 2018 when compared to 2017. Additionally, franchise tax expense increased $1.4 million in connection with our expanded tax base.

Total other noninterest expenses increased by $13.5 million to $47.0 million during 2017 when compared to 2016. Included in other noninterest expenses are deposit and lending related expenses, investment and trust sales expenses, audit, exam and insurance expense and administrative expenses. Deposit and lending expenses increased by $4.8 million and $1.5 million, respectively, in 2017 primarily as a result of our acquisition of BNC and in the case of deposit-related expenses, as a result of an increase in FDIC deposit insurance premiums of $3.2 million in 2017. Administrative and other expenses increased by $5.7 million to $13.4 million during 2017 when compared to 2016. Included in those expenses were increased legal fees, director fees and insurance costs as a result of our acquisition of BNC. Franchise tax expense increased $952,000 in connection with our expanded tax base.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 48.3% in fiscal year 2018 compared to 53.3% in fiscal year 2017 and 53.0% in fiscal year 2016. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Improvements in our efficiency ratio in each of 2018, 2017 and 2016 when compared to the prior years were largely driven by our increase in size and growth in net interest income and noninterest income as a result of our acquisitions we completed during those periods.

Income Taxes.  During the year ended December 31, 2018, we recorded income tax expense of $90.5 million compared to $124.0 million and $64.2 million in 2017 and 2016, respectively. As a result of the Tax Act, in 2017 we recorded a non-cash charge of $31.5 million related to the revaluation of our net deferred tax assets due to the statutory federal income tax rate for corporate entities decreasing from 35 percent to 21 percent for 2018 and future periods. Our effective income tax rate was 20.1%, 41.6% and 33.5%, respectively, for the years ended December 31, 2018, 2017 and 2016. The reduction in 2018 was primarily due to the reduction in the federal statutory corporate tax rate following enactment of the Tax Act. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 26.14% and 39.23%, during the respective periods, primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's CITC program, tax benefits associated with bank-owned life insurance and tax savings from our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, certain merger-related expenses and, in 2018, non-deductible FDIC insurance premiums and non-deductible executive compensation. Impacting tax expense during the years ended December 31, 2018 and 2017, was also our adoption on January 1, 2017 of FASB Accounting Standards Update (ASU) 2016-09, Stock Compensation Improvements to Employee Share-Based Payment Activity, which represented a change in accounting for the tax effects related to vesting of common shares and the exercise of stock options previously granted to our employees through our various equity compensation plans. This change resulted in a reduction in tax expense of $3.0 million and $5.4 million, respectively, for the years ended December 31, 2018 and 2017 as the income tax effects related to settlements of share-based payment awards is now required to be reported as increases (or decreases) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital.

Financial Condition

Our consolidated balance sheet at December 31, 2018 reflects an increase of $2.1 billion in outstanding loans to $17.7 billion and an increase of $2.4 billion in total deposits to $18.8 billion from December 31, 2017. Total assets were $25.0 billion at December 31, 2018 as compared to $22.2 billion at December 31, 2017. We acquired loans of $5.6 billion and deposits totaling $6.2 billion upon our acquisition of BNC in 2017. We acquired loans of $952.5 million and deposits totaling $966.7 million upon our acquisition of Avenue in 2016. Collectively, we acquired $1.3 billion in loans and $1.4 billion in deposits upon our acquisitions of CapitalMark and Magna in 2015.

Loans.  The composition of loans at December 31 for each of the past five years and the percentage (%) of each segment to total loans are summarized as follows (dollars in thousands):

	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$7,164,954	40.4%	$6,669,610	42.7%	$3,193,496	37.8%	$2,275,483	34.8%	$1,544,091	33.6%
Consumer real estate - Mortgage	2,844,447	16.1%	2,561,214	16.4%	1,185,917	14.0%	1,046,517	16.0%	721,158	15.7%
Construction and land development	2,072,455	11.7%	1,908,288	12.2%	912,673	10.8%	747,697	11.4%	322,466	7.0%
Commercial and industrial	5,271,421	29.8%	4,141,341	26.5%	2,891,710	34.2%	2,228,542	34.1%	1,784,729	38.9%
Consumer and other	354,272	2.0%	352,663	2.2%	266,129	3.2%	244,996	3.7%	217,583	4.8%
Total loans	$17,707,549	100.0%	$15,633,116	100.0%	$8,449,925	100.0%	$6,543,235	100.0%	$4,590,027	100.0%

The composition of our loan portfolio has changed due to our acquisition of BNC, which focused more on commercial real estate lending, including construction, than we did in our legacy Tennessee markets. As we intend to focus on growth of the commercial and industrial segment in our expanded footprint, we continue to believe our commercial and industrial portfolio will again become a more substantial portion of our total loan portfolio at December 31, 2018. This focus was evident in 2018, as the commercial and industrial segment represented 3.3% more of our total loan portfolio than it did at December 31, 2017. We will continue to focus on the growth of this segment in 2019 and future periods, as well as growth in owner-occupied commercial real estate loans.

The commercial real estate – mortgage category includes owner-occupied commercial real estate loans. At December 31, 2018, approximately 37.0% of the outstanding principal balance of our commercial real estate - mortgage loans was secured by owner-occupied commercial real estate properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. While the construction and land development loan segment continued to grow in 2018, this segment represents a smaller portion of our portfolio as compared to 2017 as we continued our efforts to reduce the level of these loans as a percentage of our total portfolio to pre-BNC merger levels. Nonetheless, construction and land development lending continues to be a meaningful portion of our portfolio and reflects the development in the local economies in which we operate and is diversified between commercial, residential and land.

The following table classifies our fixed and variable rate loans at December 31, 2018 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2018
	Fixed Rates	Variable Rates	Totals	At December 31, 2018	At December 31, 2017
Based on contractual maturity:
Due within one year	$952,826	$2,394,299	$3,347,125	18.9%	18.2%
Due in one year to five years	4,734,961	4,057,543	8,792,504	49.7%	48.2%
Due after five years	2,685,100	2,882,820	5,567,920	31.4%	33.6%
Totals	$8,372,887	$9,334,662	$17,707,549	100.0%	100.0%

	Amounts at December 31, 2018
	Fixed Rates	Variable Rates	Totals	At December 31, 2018	At December 31, 2017
Based on contractual repricing dates:
Daily floating rate	$—	$2,755,333	2,755,333	15.6%	16.4%
Due within one year	952,826	5,952,578	6,905,404	39.0%	37.8%
Due in one year to five years	4,734,961	363,959	5,098,920	28.8%	28.4%
Due after five years	2,685,100	262,792	2,947,892	16.6%	17.4%
Totals	$8,372,887	$9,334,662	$17,707,549	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

Loan Origination Risk Management. We maintain lending policies and procedures designed to maximize lending opportunities within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loans in our portfolio, loan quality, concentrations of credit, loan delinquencies and non-performing loans. Diversification in the loan portfolio is measured and monitored as a means of managing risk associated with fluctuations in economic conditions.

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

Commercial real estate mortgage loans are subject to underwriting standards and processes similar to commercial and industrial loans. These loans are viewed primarily as cash flow loans and are underwritten based on the ability of the property (in the case of income producing property), or the borrower's business (if owner occupied) to generate sufficient cash flow to amortize the debt.  Secondary emphasis is placed upon collateral value and the financial strength of guarantors, if any. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. As detailed in the discussion of real estate loans below, the properties securing our commercial real estate portfolio generally are diverse in terms of type and industry and we measure and monitor concentrations regularly. We believe this diversity helps reduce our exposure to adverse economic events that affect any single industry or type of real estate product. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography and risk grade criteria. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve.

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

Lending Concentrations.  We periodically analyze our loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2018 and 2017 (in thousands):

	At December 31, 2018
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2017
Lessors of nonresidential buildings	$3,149,948	$782,111	$3,932,059	$3,483,597
Lessors of residential buildings	1,200,653	284,044	1,484,697	1,151,676
New housing for-sale builders	511,484	589,505	1,100,989	780,137
Hotels and motels	779,390	140,611	920,001	836,320

Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300%. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital.  At December 31, 2018 and 2017, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital was 85.2% and 89.4%, respectively.  Non-owner occupied commercial real estate and multifamily loans (including construction and loan development loans) was 277.7% and 297.1% for December 31, 2018 and 2017, respectively. While Pinnacle Bank was in excess of the 300% guideline for the first six months of 2018, Pinnacle Bank was within the 100% and 300% guidelines for the remainder of 2018 and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

Performing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of December 31, 2018 and 2017 (dollars in thousands):

Accruing loans past due 30 to 89 days:	December 31, 2018	December 31, 2017
Commercial real estate – mortgage	$11,756	$23,331
Consumer real estate – mortgage	18,059	14,835
Construction and land development	3,759	4,136
Commercial and industrial	21,451	7,406
Consumer and other	3,276	6,311
Total accruing loans past due 30 to 89 days	$58,301	$56,019

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$—	$104
Consumer real estate – mortgage	—	1,265
Construction and land development	—	146
Commercial and industrial	1,082	1,348
Consumer and other	476	1,276
Total accruing loans past due 90 days or more	$1,558	$4,139

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.33%	0.36%
Accruing loans past due 90 days or more as a percentage of total loans	0.01%	0.02%
Total accruing loans in past due status as a percentage of total loans	0.34%	0.38%

Potential Problem Loans. Potential problem loans amounted to approximately $176.3 million, or 1.0% of total loans outstanding at December 31, 2018, compared to $164.0 million, or 1.1% of total loans outstanding at December 31, 2017. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans. Approximately $17.1 million of potential problem loans were past due at least 30 but less than 90 days as of December 31, 2018.

Non-Performing Assets and Troubled Debt Restructurings.  At December 31, 2018, we had $103.2 million in nonperforming assets compared to $85.5 million at December 31, 2017. Included in nonperforming assets were $87.8 million in nonperforming loans and $15.4 million in other real estate owned and other nonperforming assets at December 31, 2018 and $57.5 million in nonperforming loans and $28.0 million in other real estate owned and other nonperforming assets at December 31, 2017. At December 31, 2018 and 2017, there were $5.9 million and $6.6 million, respectively, of troubled debt restructurings that were performing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

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

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. During 2018, 2017 and 2016, respectively, we recognized $469,000, $95,000 and $159,000 of interest income from nonperforming loans, reflecting cash payments received from the borrower and our belief, at the time of payment, that the underlying collateral supported the carrying amount of the loans.

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

At December 31, 2018, we owned $15.2 million in other real estate which we had acquired, usually through foreclosure, or by deed in lieu of foreclosure, from borrowers compared to $27.8 million at December 31, 2017; the majority of this real estate is located within our principal markets. Of the $27.8 million balance at December 31, 2017, $21.5 million was acquired in conjunction with our merger with BNC.

The following table is a summary of our nonperforming assets and troubled debt restructurings at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Nonperforming assets:
Nonperforming loans (1):
Commercial real estate – mortgage	$32,335	$16,064
Consumer real estate – mortgage	28,069	18,117
Construction and land development	3,387	5,968
Commercial and industrial	23,060	17,306
Consumer and other	983	—
Total nonperforming loans (1)	87,834	57,455
Other real estate owned	15,165	27,831
Other repossessed assets	228	197
Total nonperforming assets	103,227	85,483
Accruing troubled debt restructurings:
Commercial real estate – mortgage	179	194
Consumer real estate – mortgage	4,547	2,852
Construction and land development	347	—
Commercial and industrial	826	3,565
Consumer and other	—	—
Total accruing troubled debt restructurings	5,899	6,611
Total nonperforming assets and accruing troubled debt restructurings	$109,126	$92,094
Ratios:
Nonperforming loans to total loans	0.50%	0.37%
Nonperforming assets to total loans plus other real estate owned	0.58%	0.55%
Nonperforming assets plus troubled debt restructurings to total loans plus other real estate owned	0.62%	0.59%
Nonperforming assets, potential problem loans and troubled debt restructurings to Pinnacle Bank Tier 1 capital and allowance for loan losses	12.40%	12.80%
Classified Asset Ratio (Pinnacle Bank) (2)	12.40%	12.90%
Allowance for loan loss coverage ratio	95.2%	117.0%

(1)
Approximately $52.5 million and $45.8 million as of December 31, 2018 and 2017, respectively, of nonperforming loans included above were currently paying pursuant to their contractual terms at December 31, 2018 and December 31, 2017.

(2)	Classified assets as a percentage of Tier 1 capital plus allowance for loan losses.

Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio.  As of December 31, 2018 and 2017, our allowance for loan losses was $83.6 million and $67.2 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for loan loss as a percentage of total loans has increased from 0.43% at December 31, 2017 to 0.47% at December 31, 2018. The increase in the allowance as a percentage of total loans is primarily attributable to provision expense associated with organic loan growth and new loan originations in our expanded footprint during 2018 in contrast to 2017 when much of our loan growth was the result of our acquisition of BNC. The absolute level of our allowance for loan losses is largely driven by continued favorable credit experience in our larger portfolios and we believe it is supported by the strong economies presently in place in the markets in which we operate.

Also impacting the overall balance of our allowance for loan losses is fair value accounting on our acquired loan portfolios as no allowance for loan losses is assigned to acquired loans as of the date of acquisition; however, an allowance for loan losses is recorded for purchased loans that have experienced credit deterioration subsequent to acquisition or increases in balances outstanding. Our accounting policy is to compare the computed allowance for loan losses on a loan-by-loan basis for purchased loans to the remaining fair value adjustment. If the computed allowance at the loan level is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a charge to the provision for loan losses. The judgments and estimates associated with our allowance determination are described under "Critical Accounting Estimates" above. As of December 31, 2018, net loans included a net fair value discount of $95.7 million. For the years ended December 31, 2018 and 2017, respectively, the net fair value discount changed as follows:

	Accretable Yield(1)	Nonaccretable Yield(2)	Total
December 31, 2016	$(30,364)	$(3,633)	$(33,997)
Acquisitions	(149,116)	(32,314)	(181,430)
Year-to-date accretion/settlement	47,478	4,410	51,888
December 31, 2017	$(132,002)	$(31,537)	$(163,539)
Year-to-date accretion/settlement	53,720	14,143	67,863
December 31, 2018	$(78,282)	$(17,394)	$(95,676)

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

The following table sets forth, based on management's best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (in thousands):

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate –Mortgage	$26,946	40.4%	$21,188	42.7%	$13,655	37.8%	$15,513	34.8%	$22,202	33.6%
Consumer real estate – Mortgage	7,670	16.1%	5,031	16.4%	6,564	14.0%	7,220	16.0%	5,424	15.7%
Construction and land development	11,128	11.7%	8,962	12.2%	3,624	10.8%	2,903	11.4%	5,724	7.0%
Commercial and industrial	31,731	29.8%	24,863	26.5%	24,743	34.2%	23,643	34.1%	29,167	38.9%
Consumer and other	5,423	2.0%	5,874	2.2%	9,520	3.2%	15,616	3.7%	1,570	4.8%
Unallocated	677	NA	1,322	NA	874	NA	537	NA	3,272	NA
Total allowance for loan losses	$83,575	100.0%	$67,240	100.0%	$58,980	100.0%	$65,432	100.0%	67,359	100.0%

The allocation of the allowance for loan losses by category is determined based on historical loss experience for that category and qualitative factors applicable to each category of loans. The allocated loan loss attributable to impaired loans is included in the respective category above. The unallocated category is intended to allow for losses that are inherent in our portfolio that we have not yet identified or attributable to a specific risk factor and for modeling imprecision.  Additional information on the allocation of the allowance between performing and impaired loans is provided in Note 6 to the "Notes to the Consolidated Financial Statements."

The following is a summary of changes in the allowance for loan losses for each of the years in the five-year period ended December 31, 2018 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	2018	2017	2016	2015	2014
Balance at beginning of period	$67,240	$58,980	$65,432	$67,359	$67,970
Provision for loan losses	34,377	23,664	18,328	9,188	3,635
Charged-off loans:
Commercial real estate - Mortgage	(3,030)	(633)	(276)	(384)	(875)
Consumer real estate - Mortgage	(1,593)	(1,461)	(788)	(365)	(1,621)
Construction and land development	(74)	(137)	(231)	(190)	(301)
Commercial and industrial	(13,175)	(4,297)	(5,801)	(2,207)	(3,095)
Consumer and other	(12,528)	(15,518)	(24,016)	(18,002)	(1,811)
Total charged-off loans	(30,400)	(22,046)	(31,112)	(21,148)	(7,703)
Recoveries of previously charged-off loans:
Commercial real estate - Mortgage	2,096	671	208	85	538
Consumer real estate - Mortgage	2,653	1,516	546	874	671
Construction and land development	1,863	1,136	545	1,479	277
Commercial and industrial	3,035	1,317	2,138	1,730	1,484
Consumer and other loans	2,711	2,002	2,895	5,865	487
Total recoveries of previously charged-off loans	12,358	6,642	6,332	10,033	3,457
Net charge-offs	(18,042)	(15,404)	(24,780)	(11,115)	(4,246)
Balance at end of period	$83,575	$67,240	$58,980	$65,432	$67,359

Ratio of allowance for loan losses to total loans outstanding at end of period	0.47%	0.43%	0.70%	1.00%	1.47%
Ratio of net charge-offs to average loans outstanding for the period	0.11%	0.13%	0.33%	0.21%	0.10%

The decrease in the allowance for loan loss as a percentage of total loans over the last several years is primarily as a result of recording our acquired portfolios at fair value upon acquisition. Net charge-offs in the consumer portfolio remained elevated in 2018, primarily due to the non-prime automobile portfolio, which continues to become a less meaningful portion of our portfolio. Balances in the non-prime automobile portfolio decreased from $21.8 million at December 31, 2017 to $6.3 million as of December 31, 2018. The increase in charge offs in the commercial and industrial portfolio is largely due to loans that were reported as nonperforming assets as of December 31, 2017, and for which further deterioration resulted in charge-offs during the year ended December 31, 2018.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of inherent losses existing in the loan portfolio at December 31, 2018. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $3.28 billion and $2.54 billion at December 31, 2018 and 2017, respectively. Our investment to asset ratio has increased from 11.4% at December 31, 2017 to 13.1% at December 31, 2018. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. During 2018, Pinnacle sold $169.9 million of investment securities for a net pre-tax loss of $2.3 million. During 2017, $319.1 million of investment securities were sold at a net pre-tax loss of $8.3 million. These sales were implemented as part of our efforts to reposition our investment portfolio to provide our balance sheet more protection from a potentially flatter yield curve in the future. The timing of the sales in 2017 also allowed us to capture an increased tax deduction in 2017 due to the reduction in corporate tax rates beginning in 2018 as a result of the passage of the Tax Act. During the third quarter of 2018, Pinnacle Financial transferred, at fair value, $179.8 million of municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio to manage the earning asset potential and associated risk assumed with the purchase of these types of securities. The related net unrealized after tax losses of $2.2 million remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer.

A summary of certain aspects of our investment portfolio at December 31, 2018 and 2017 follows:

	December 31,
	2018	2017
Weighted average life	7.23 years	6.29 years
Effective duration (*)	3.62%	3.49%
Weighted average coupon	3.67%	2.99%
Tax equivalent yield	3.22%	2.68%

(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of December 31, 2018 was 4.82%.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed and asset-backed securities because the mortgages or other assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories but are listed below these categories as of December 31, 2018 and 2017 (in thousands):

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2018:
Securities available-for-sale:
Due in one year or less	$29,805	2.33%	$9,911	2.70%	2,835	1.91%	$4,923	2.39%	$47,474	2.39%
Due in one year to five years	495	2.08%	3,083	2.27%	24,936	4.96%	16,411	4.58%	44,925	4.60%
Due in five years to ten years	—	0.00%	13,549	2.16%	44,883	3.09%	39,993	4.65%	98,425	3.61%
Due after ten years	—	0.00%	43,616	2.78%	1,157,000	4.49%	5,719	4.49%	1,206,335	4.43%
	$30,300	2.32%	$70,159	2.63%	$1,229,654	4.44%	$67,046	4.46%	1,397,159	4.31%
Mortgage-backed securities									1,310,945	2.78%
Asset-backed securities									375,582	3.42%
									$3,083,686	3.55%

Securities held-to-maturity:
Due in one year or less	$—	0.00%	$—	0.00%	$325	5.06%	$—	0.00%	$325	5.06%
Due in one year to five years	—	0.00%	—	0.00%	5,710	2.35%	—	0.00%	5,710	2.35%
Due in five years to ten years	—	0.00%	—	0.00%	7,980	2.88%	—	0.00%	7,980	2.88%
Due after ten years	—	0.00%	—	0.00%	180,267	4.35%	—	0.00%	180,267	4.35%
	$—	0.00%	$—	0.00%	$194,282	4.23%	$—	0.00%	194,282	4.23%
Mortgage-backed securities									—	0.00%
Asset-backed securities									—	0.00%
Total held-for-sale securities									$194,282	4.23%

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2017:
Securities available-for-sale:
Due in one year or less	$30,196	1.20%	$248	1.25%	$2,752	3.08%	$—	0.00%	$33,196	1.36%
Due in one year to five years	249	1.75%	2,082	2.23%	53,611	4.43%	9,833	3.19%	65,775	4.16%
Due in five years to ten years	—	0.00%	9,658	1.67%	118,784	4.11%	58,756	4.32%	187,198	4.05%
Due after ten years	—	0.00%	168,813	2.46%	609,465	4.25%	13,725	3.18%	792,003	3.84%
	$30,445	1.21%	$180,801	2.41%	$784,612	4.24%	$82,314	4.00%	1,078,172	3.82%
Mortgage-backed securities									1,263,819	2.45%
Asset-backed securities									173,292	2.63%
									$2,515,283	3.05%

Securities held-to-maturity:
Due in one year or less	$—	0.00%	$—	0.00%	$1,329	4.63%	$—	0.00%	$1,329	4.63%
Due in one year to five years	—	0.00%	—	0.00%	6,210	2.46%	—	0.00%	6,210	2.46%
Due in five years to ten years	—	0.00%	—	0.00%	10,425	3.00%	—	0.00%	10,425	3.00%
Due after ten years	—	0.00%	—	0.00%	2,798	4.02%	—	0.00%	2,798	4.02%
	$—	0.00%	$—	0.00%	$20,762	3.08%	$—	0.00%	$20,762	3.08%
Mortgage-backed securities									—	0.00%
Asset-backed securities									—	0.00%
Total held-for-sale securities									$20,762	3.08%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

Deposits and Other Borrowings. We had approximately $18.8 billion of deposits at December 31, 2018 compared to $16.5 billion at December 31, 2017. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $104.7 million at December 31, 2018 and $135.3 million at December 31, 2017. Average balances for these repurchase agreements were $129.9 million in 2018 and $119.1 million in 2017. Additionally, at December 31, 2018, we had borrowed $1.4 billion in advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati) compared to $1.3 billion at December 31, 2017.  At December 31, 2018, we had an estimated $2.6 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by us and the subsequent approval by the FHLB Cincinnati.

Generally, we have classified our funding base as either core funding or non-core funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	Percent	December 31, 2017	Percent
Core funding:
Noninterest-bearing deposit accounts	$4,309,067	20.63%	$4,381,386	23.85%
Interest-bearing demand accounts	3,097,110	14.83%	2,756,506	15.00%
Savings and money market accounts	6,805,186	32.59%	5,847,650	31.83%
Time deposit accounts less than $250,000	1,605,983	7.69%	1,260,162	6.86%
Reciprocating demand deposit accounts (1)	162,410	0.78%	77,472	0.42%
Reciprocating savings accounts (1)	418,230	2.00%	408,806	2.23%
Reciprocating CD accounts (1)	91,187	0.44%	106,227	0.58%
Total core funding	16,489,173	78.96%	14,838,209	80.77%
Non-core funding:
Relationship based non-core funding:
Other time deposits	687,427	3.29%	444,951	2.42%
Securities sold under agreements to repurchase	104,741	0.50%	135,262	0.74%
Total relationship based non-core funding	792,168	3.79%	580,213	3.16%
Wholesale funding:
Brokered deposits	588,861	2.82%	445,822	2.43%
Brokered time deposits	1,083,646	5.19%	722,721	3.93%
Federal Home Loan Bank advances	1,443,589	6.91%	1,319,909	7.18%
Subordinated debt and other funding	485,130	2.33%	465,505	2.53%
Total wholesale funding	3,601,226	17.25%	2,953,957	16.07%
Total non-core funding	4,393,394	21.04%	3,534,170	19.23%
Totals	$20,882,567	100.00%	$18,372,379	100.00%

(1)
The reciprocating categories consists of deposits we receive from a bank network (the Promontory network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the Promontory network.

As noted in the table above, our core funding as a percentage of total funding decreased from 80.8% at December 31, 2017 to 79.0% at December 31, 2018 primarily as a result of increased levels of brokered time deposits and other time deposits. Core deposits at December 31, 2017 have been restated from prior presentation for the regulatory changes implemented in 2018 that allow for the treatment of reciprocal deposits as core funding. Growing our core deposit base is a key strategic objective of our firm. Our current growth plans contemplate that we may increase our non-core funding amounts from current levels, but we do not currently anticipate that such increases will exceed our internal policies.

When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives.  We increased our exposure to brokered deposits and brokered time deposits in 2018 as a measure to diversify wholesale funding sources. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of December 31, 2018.

Our funding policies impose limits on the amount of non-core funding we can utilize based on the non-core funding dependency ratio which is calculated pursuant to regulatory guidelines. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our funding sources back into compliance with our core funding ratios. At December 31, 2018 and December 31, 2017, we were in compliance with our core funding policies. Though growing our core deposit base is a key strategic objective of our firm, our current growth plans contemplate that we may temporarily increase our non-core funding amounts from current levels, but we do not currently anticipate that such increases will exceed our internal policies.

The amount of time deposits as of December 31, 2018 amounted to $3.5 billion. The following table, which includes core, non-core and reciprocal deposits, shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$385,312	1.71%
Over three but through six months	266,498	1.83%
Over six but through twelve months	511,372	2.12%
Over twelve months	509,482	2.44%
	1,672,664	2.08%
Denomination $100,000 and greater
Three months or less	373,184	1.59%
Over three but through six months	328,520	1.87%
Over six but through twelve months	593,951	1.86%
Over twelve months	499,924	2.46%
	1,795,579	1.97%
Totals	$3,468,243	2.02%

Subordinated debt and other borrowings.  Pinnacle Bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios.  Under the borrowing agreements with the FHLB Cincinnati, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At December 31, 2018 and 2017, Pinnacle Financial had received advances from the FHLB Cincinnati totaling $1.4 billion and $1.3 billion, respectively. At December 31, 2018, the scheduled maturities of FHLB Cincinnati advances and interest rates are as follows (in thousands):

	Scheduled Maturities	Weighted average interest rates
2019	$356,000	1.64%
2020	297,572	1.83%
2021	398,750	2.44%
2022	41,250	2.85%
2023	—	—
Thereafter	350,017	2.36%
	$1,443,589
Weighted average interest rate		2.11%

(1)	Some FHLB Cincinnati advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2018.

We have entered into and acquired a number of statutory business trusts which were established to issue 30-year trust preferred securities and related junior subordinated debt instruments, certain other subordinated debt agreements and a $75.0 million revolving credit facility. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2018	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	5.59%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	4.20%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	4.45%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	5.64%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	5.69%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	5.29%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	4.84%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	4.50%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	5.92%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	4.28%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	4.25%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	4.30%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed(1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed(1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed(2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed(3)
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed(4)
BNC Subordinated Note	October 15, 2013	October 15, 2023	9,880	7.34%	30-day LIBOR + 5.0%(5)

Other Borrowings
Revolving credit facility(6)	April 26, 2018	April 25, 2019	20,000	4.10%	30-day LIBOR + 1.75%
Debt issuance costs and fair value adjustment			(7,745)
Total subordinated debt and other borrowings			$485,130

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

Pinnacle Financial's total assets are in excess of $15.0 billion as a result of acquisitions, which caused the subordinated debentures Pinnacle Financial and its acquired entities issued in connection with trust preferred transactions to cease to qualify as Tier 1 capital under applicable banking regulations. Though these securities no longer qualify as Tier 1 capital, Pinnacle Financial believes these subordinated debentures continue to qualify as Tier 2 capital.

At December 31, 2018, we had borrowed $20.0 million under our $75.0 million revolving credit facility that matures on April 25, 2019. Borrowings under the revolving credit facility bear interest at a rate of 30-day LIBOR plus 1.75%.

Capital Resources.  At December 31, 2018 and 2017, our stockholders' equity amounted to $4.0 billion and $3.7 billion, respectively. The increase is primarily attributable to net income and partially offset by a decrease in other comprehensive income. At December 31, 2018, Pinnacle Bank's CET1 capital ratio was 10.5%, Tier 1 capital ratio was 10.5%, total capital ratio was 11.5% and Tier 1 leverage ratio was 9.8%, compared to 10.3%, 10.3%, 11.3% and 9.7% at December 31, 2017, respectively. At December 31, 2018, Pinnacle Financial's CET1 capital ratio was 9.6%, Tier 1 capital ratio was 9.6%, total capital ratio was 12.2% and Tier 1 leverage ratio was 8.9%, compared to 9.1%, 9.1%, 12.0% and 8.6% at December 31, 2017, respectively.

We and our bank subsidiary are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can lead to certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial condition or results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and our bank subsidiary must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our and Pinnacle Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us and our bank subsidiary to maintain minimum amounts and ratios of CET1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and of Tier 1 capital to average assets.

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for us on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The Basel III rules, also establish a capital conservation buffer of 2.5% (to be phased in over three years) above the regulatory minimum risk-based capital ratios. The capital conservation buffer was phased in beginning in January 2016 at 0.625% and increased each year by a like percentage until fully implemented in January 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes, as of December 31, 2018, that we had met all capital adequacy requirements to which we are subject.

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the federal banking agencies who are tasked with implementing Basel IV has indicated that it is considering how to appropriately apply these revisions in the United States. Although it is uncertain at this time, we anticipate some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to us and Pinnacle Bank.

In January 2017, we completed the public offering of 3.22 million shares of our common stock in a transaction that resulted in net proceeds to us, after deducing underwriting discounts and commissions and estimated other expenses payable by us, of $191.2 million. We have contributed $185.0 million of these net proceeds to our bank subsidiary.

Share Repurchase Program. In November 2018, our board of directors authorized a stock repurchase program pursuant to which we may purchase up to $100 million in shares of our outstanding common stock. Share repurchases under the program will be made from time to time, in the open market, in privately negotiated transactions or otherwise, at the discretion of the management and in accordance with applicable legal requirements. The timing of these repurchases will depend on a number of factors, including the market price of our common stock, general market and economic conditions, and applicable legal requirements. We currently anticipate that the stock repurchase program will remain in effect through December 31, 2019, or earlier if the entire authorized amount of shares has been repurchased. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of December 31, 2018, we had repurchased 405,200 shares under the program for an aggregate purchase price of $20.7 million.

Dividends.   Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of its retained net profits for that year plus the retained net profits for the preceding two years. During the year ended December 31, 2018, Pinnacle Bank paid dividends of $83.1 million to us which was within the limits allowed by the TDFI.

During the year ended December 31, 2018, we paid $45.5 million in dividends to common shareholders. On January 15, 2019 our board of directors declared a $0.16 quarterly cash dividend to common shareholders of approximately $12.7 million in aggregate that was paid on February 22, 2019 to common shareholders of record as of the close of business on February 1, 2019. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

Earnings simulation model. We believe interest rate risk is best measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, we have policy guidelines for our earnings at risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. For instantaneous upward and downward changes in rates from management's flat interest rate forecast over the next twelve months, assuming a static balance sheet, the following changes are predicted:

Instantaneous Rate Change	December 31, 2018
100 bps increase	4.2%
200 bps increase	7.6%
100 bps decrease	(5.4%)

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

At December 31, 2018, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy. The board has suspended the requirement to model the down 300 and 400 bps scenario while 10 year maturity Treasury rates are below 3.0%, which was the case as of December 31, 2018.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At December 31, 2018, our EVE modeling indicates the following changes in EVE due to instantaneous upward and downward changes in rates:

Instantaneous Rate Change	December 31, 2018
100 bps increase	(1.2%)
200 bps increase	(4.0%)
100 bps decrease	(1.8%)

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

At December 31, 2018, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy. The board has suspended the requirement to model the down 300 and 400 bps scenario while 10 year maturity Treasury rates are below 3.0%, which was the case as of December 31, 2018.

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

Management's model governance, model implementation and model validation processes and controls are subject to review in our regulatory examinations to ensure they are in compliance with the most recent regulatory guidelines and consistent with the best practices of our industry. Management utilizes a respected, sophisticated third party asset liability modeling software to help ensure implementation of management's assumptions into the model are processed as intended in a robust manner. That said, there are numerous assumptions regarding financial instrument behavior that are integrated into the model. The assumptions are formulated by combining observations gleaned from our historical studies of financial instruments and our best estimations of how, if at all, these instruments may behave in the future given changes in economic conditions, technology, etc. These assumptions may prove to be inaccurate. Additionally, given the large number of assumptions built into firms' asset liability modeling software, it is difficult, at best, to compare our results to other firms.

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers two increases in short-term interest rates in 2019. Should these two rate hikes not occur, net interest income in 2019 could be modestly lower as we believe our balance sheet will react more favorably to the forecasted rate hikes. Our "most likely" rate forecast has been largely consistent over recent quarters and is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

We have in the past used, and may in the future continue to use, derivative financial instruments as one tool to manage our interest rate sensitivity, including that inherent in our mortgage lending program, while continuing to meet the credit and deposit needs of our customers.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At December 31, 2018, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB Cincinnati and, pursuant to a borrowing agreement with the FHLB Cincinnati, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity at the FHLB Cincinnati. At December 31, 2018, we believe we had an estimated $2.6 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $170.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. There were no outstanding borrowings under these agreements at December 31, 2018, or during the year then ended, although we test the availability of these accommodations annually. Pinnacle Bank also had approximately $3.4 billion in available Federal Reserve discount window lines of credit at December 31, 2018.

At December 31, 2018, we had approximately $1.7 billion in brokered deposits compared to approximately $1.2 billion in brokered deposits at December 31, 2017. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. Our brokered deposit levels increased from 2017 by approximately $500 million as we issued more brokered deposits in the second quarter of 2018 to augment funding needs of the bank. Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates that we would be required to pay to attract similar deposits within many of our local markets as well as rates for FHLB Cincinnati advances of similar maturities.

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

At December 31, 2018, we had no individually significant commitment for capital expenditures. But, we believe the number of our locations will increase over an extended period time, particularly in our Tennessee markets. In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense. There are no current plans to materially expand our branch distribution in the Carolinas and Virginia though we anticipate replacing a location in Virginia with a newly constructed facility in 2019.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds), FHLB Cincinnati advances and borrowings under our revolving credit facility.  Information concerning our short-term borrowings as of and for each of the years in the three-year period ended December 31, 2018 is as follows (in thousands):

	At December 31,
	2018	2017	2016
Amounts outstanding at year-end:
Securities sold under agreements to repurchase	$104,741	$135,262	$85,706
Federal funds purchased	—	—	—
Federal Home Loan Bank short-term advances	356,000	557,501	392,000
Borrowings under credit facility	20,000	—	—

Weighted average interest rates at year-end:
Securities sold under agreements to repurchase	0.50%	0.35%	0.22%
Federal funds purchased	—	—	—
Federal Home Loan Bank short-term advances	1.64%	1.46%	0.79%
Borrowings under credit facility	4.10%	—	—

Maximum amount of borrowings at any month-end:
Securities sold under agreements to repurchase	$143,686	$205,008	$92,941
Federal funds purchased	—	50,000	2,567
Federal Home Loan Bank short-term advances	1,002,501	1,011,500	763,000
Borrowings under credit facility	20,000	—	—

Average balances for the year:
Securities sold under agreements to repurchase	$129,899	$115,573	$75,950
Federal funds purchased	1,132	1,189	1,219
Federal Home Loan Bank short-term advances	604,646	528,042	489,333
Borrowings under credit facility	109	—	—

Weighted average interest rates for the year:
Securities sold under agreements to repurchase	0.45%	0.36%	0.24%
Federal funds purchased	1.87%	1.02%	0.98%
Federal Home Loan Bank short-term advances	1.76%	1.22%	0.62%
Borrowings under credit facility	3.48%	—	—

The following table presents additional information about our contractual obligations as of December 31, 2018, which by their terms have contractual maturity and termination dates subsequent to December 31, 2018 (in thousands):

	At December 31, 2018
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Contractual obligations:
Certificates of deposit (1)	$2,477,701	$1,055,615	$46,821	$3,030	$3,583,167
Deposits without a stated maturity (2)	15,382,427	—	—	—	15,382,427
Securities sold under agreements to repurchase (1)	104,741	—	—	—	104,741
Federal Home Loan Bank advances (3)	356,000	696,322	41,250	350,017	1,443,589
Junior subordinated debentures (4)	—	—	—	132,995	132,995
Subordinated notes (5)	2,080	4,160	3,640	330,000	339,880
Minimum operating lease commitments	12,889	23,332	18,230	43,730	98,181
Capital lease obligations	470	940	949	2,548	4,907
Totals	$18,336,308	$1,780,369	$110,890	$862,320	$21,089,887

(1)	Includes interest through the contractual maturity.

(2)	Includes interest accrued and unpaid through December 31, 2018.

(3)
Represents principal payments on Federal Home Loan Bank Advances. See Note 9 "Federal Home Loan Bank Advances" to our consolidated financial statements for information on the interest rates paid on these advances.

(4)
Represents principal payments on junior subordinated debentures issued in connection with trust preferred securities sold by affiliated trusts. See Note 10 "Other Borrowings" to our consolidated financial statements for information on interest rates paid on these debentures.

(5)	Represents principal payments on subordinated notes outstanding. See Note 10 "Other Borrowings" to our consolidated financial statements for information on interest rates paid on these notes.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.  Our operating lease commitments are primarily related to our branch and headquarters facilities. The terms of these leases expire at various points ranging from 2019 through 2048. At December 31, 2018, our total minimum operating lease commitment was $98.2 million. Effective January 1, 2019, Pinnacle Financial adopted FASB ASC 842, which requires the recognition of a right of use asset and a lease liability generally equal to the present value of these minimum operating lease commitments. See Recently Adopted Accounting Pronouncements for additional information related to the adoption of FASB ASC 842.

Off-Balance Sheet Arrangements.  At December 31, 2018, we had outstanding standby letters of credit of $177.5 million and unfunded loan commitments outstanding of $6.9 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. The following table presents additional information about our unfunded commitments as of December 31, 2018, which by their terms, have contractual maturity dates subsequent to December 31, 2018 (in thousands):

	At December 31, 2018
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Unfunded commitments:
Lines of credit	$2,672,405	$1,839,802	$1,101,051	$1,308,431	$6,921,689
Letters of credit	156,193	20,301	631	350	177,475
Totals	$2,828,598	$1,860,103	$1,101,682	$1,308,781	$7,099,164

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments.  Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer.  However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.  At December 31, 2018, we had accrued $2.9 million for the inherent risks associated with off-balance sheet commitments.

Risk Management

As a financial institution, we take on a certain amount of risk in every business decision, transaction and activity. Risk management does not eliminate risk, but seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value.

Understanding our risks and managing them appropriately can enhance our ability to make better decisions, deliver on objectives, and improve performance.

Our board of directors and members of senior management have identified major categories of risk: credit risk, liquidity risk, strategic risk, reputational risk, operational risk, compliance risk, information technology risk, asset liability management risk, capital risk, financial reporting risk, HR employment practices risk and non-bank activities risk. In its oversight role of our risk management function, our board of directors, acting principally, but not exclusively, through a Risk Committee comprised solely of independent directors, focuses on the strategies, analyses and conclusions of management relating to identifying, understanding and managing risks so as to optimize total shareholder value, while balancing prudent business and safety and soundness considerations. The Risk Committee (or in some cases the full board of directors) fulfills the overarching oversight role for the risk management process, including approving risk appetite and tolerance levels, risk policies and limits, monitoring key and emerging risks, and reviewing risk assessment results. In addition, oversight of certain risk is allocated to other committees of the board of directors that meet regularly and report to our board of directors, including the Audit Committee and Human Resources and Compensation Committee.

The Chief Risk Officer reports to the Chief Executive Officer and provides overall vision, direction and leadership regarding the enterprise risk management framework. The framework includes an Enterprise Wide Risk Management Committee, chaired by the Chief Risk Officer, and various management-level risk committees that focus on specific areas of risk management. The Enterprise Wide Risk Management Committee, which is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, Chief Risk Officer, Chief Compliance Officer and Chief Credit Officer, provides management oversight of our enterprise-wide risk management program. Additional management-level risk committees are responsible for effective risk measurement, management and reporting of their respective risk categories. The Chief Risk Officer is an active member of each of the management-level risk committees.

Our board of directors has adopted a risk appetite statement that seeks to balance the amount of risk we are willing take as we seek to achieve our financial performance objectives, i.e. returns. As such, our board of directors, principally acting through the Risk Committee, routinely monitors a host of risk metrics from both business and operational units, as well as by risk category, in an effort to appropriately balance the manner in which our performance aligns with our risk appetite. The Risk Committee and members of senior management, including the Chief Risk Officer, review assessments of our risk ratings within each of our key areas of risk on a regular basis. The Chief Risk Officer’s report to the Risk Committee includes the assessment of level and direction of risk within each key area, an assessment of critical factors that influence firm risks as well as the status of risk actions management is taking to mitigate and control key risks. These reviews are done in an effort to ensure performance alignment with our risk appetite, and where appropriate, trigger adjustments to applicable business strategies and tactics where risks approach our desired risk tolerance limits.

We support our risk management process through a governance structure involving our board of directors and senior management. The Risk Committee strives to ensure that business decisions are executed within appropriate risk tolerances. The Risk Committee is responsible for overseeing senior management’s establishment and operation of our risk framework and our strategic and capital plans are aligned with the risk appetite approved by our board of directors. The Risk Committee serves as the primary point of contact between our board of directors and the Enterprise Wide Risk Management Committee. Management-level risk committees are responsible for effective risk measurement, managing and reporting of their respective risk categories.

Risk appetite is an integral element of our business and capital planning processes through our Risk Committee and Enterprise Wide Risk Management Committee. We use our risk appetite processes to promote appropriate alignment of risk, capital and performance tactics, while also considering risk capacity and appetite constraints from both financial and non-financial risks. Our Risk Committee, in collaboration with our Enterprise Wide Risk Management Committee, approves our risk appetite on an annual basis, or more frequently, as needed to reflect changes in the risk environment, with the goal of ensuring that our risk appetite remains consistent with our strategic plans and business operations, regulatory environment and our shareholders' expectations. Reports relating to our risk appetite and strategic plans, and our ongoing monitoring thereof, are regularly presented to our various management-level risk oversight and planning committees and periodically reported up to the Risk Committee of our board of directors.

As noted above, we have an Enterprise Wide Risk Management Committee comprised of key members of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk within the tolerances and framework established by our Risk Committee and board of directors. The Enterprise Wide Risk Management Committee reports on a regular basis to the Risk Committee of our board of directors regarding our enterprise-wide risk profile and other significant risk management issues. Our Chief Risk Officer is responsible for the design and implementation of our enterprise-wide risk management strategy and framework and through his work with other senior associates seeks to ensure the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis.

Various departments within Pinnacle Bank, working with our Chief Risk Officer, are responsible for developing policies and procedures to effectively monitor risks within their areas. For instance, our compliance department is responsible for developing policies and procedures and monitoring compliance with applicable laws and regulations while our information technology department is responsible for maintaining a risk assessment of our information and cyber security risks and ensuring appropriate controls are in place to manage and control such risks, including designing appropriate testing plans to ensure the integrity of information and cyber security controls. Further, our audit function (including our outsourced internal audit function) performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee. Both the Risk Committee and Audit Committee of our board of directors regularly report on risk-related matters to the full board of directors. In addition, both the Risk Committee of our board of directors and our Enterprise Wide Risk Management Committee regularly assess our enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.

Our board of directors believes that our enterprise-wide risk management process is effective and enables the board of directors to:

•assess the quality of the information we receive;
•understand the businesses, investments and financial, accounting, legal, regulatory and strategic considerations and the risks that we face;
•oversee and assess how senior management evaluates and manages risk; and
•assess appropriately the quality of our enterprise-wide risk management process.

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

Recently Adopted and Issued Accounting Pronouncements

See "Part II- Item 8. Financial Statements and Supplementary Data - Note 1. - Summary of Significant Accounting Policies" of this Report for further information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 43 through 78 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS

Pinnacle Financial Partners, Inc. and Subsidiaries

Consolidated Financial Statements

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Pinnacle Financial Partners, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Material Weakness Related to Certain Residential Mortgage Loan Originations
Based on the assessment of the effectiveness of the Company’s internal control over financial reporting discussed above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018 due to a material weakness arising from certain control deficiencies existing during 2018 related to residential mortgage loans originated by the Company. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company’s internal controls are designed such that all loans recorded in its loan accounting system must be subsequently agreed to source documentation by someone independent of the recording function to ensure the loan was recorded accurately (i.e., an accuracy control). Additionally, the Company has a separate completeness control to ensure that all loans recorded to the loan accounting system have been subjected to this accuracy control (i.e., a completeness control). In the fourth of quarter 2018, management determined that these controls were not operating in a timely manner for mortgage loans recorded to the Company’s loan accounting system. Further, management identified a limited number of individuals in the Company’s mortgage loan group that had the ability to record a mortgage loan to the system during 2018 and subsequently create and approve a wire transfer to disburse the funds on the mortgage loan. The wire access available to these associates, without sufficient segregation of duties, combined with the previously described control deficiencies, resulted in management concluding that the combination of these control deficiencies represented a material weakness in internal control over financial reporting.
Upon identification of these control deficiencies, management performed the controls as described to ensure mortgage loans originated in 2018 existed and were accurately entered into the Company’s financial records. Management also performed procedures regarding the wire transfers initiated by the mortgage associates which had the ability to both record a loan and initiate wire transfers. It was concluded that all of these wire transfers, which totaled $2.6 million, were initiated to fund valid loans. As a result of these procedures, management concluded that the existence of this material weakness did not result in any material misstatement of the Company’s interim or annual financial statements or related disclosures for the fiscal year ended December 31, 2018, nor was there any financial loss incurred by the Company as a result of this material weakness.
The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting. This report appears on page 82 of this Annual Report on Form 10-K.

Remediation of Material Weakness
The Company has made progress toward remediation of the underlying causes of the above-described material weakness for residential mortgage loans originated in 2018. Prior to the filing of this Annual Report on Form 10-K Company associates independent of those responsible for recording the residential mortgage loans have performed the required internal controls that were previously not completed in a timely manner.
As a result of these remediation efforts, the Company has verified that the residential mortgage loans originated by the Company during the period of time when the controls were not functioning properly existed and were accurately recorded at the time of origination. However, the identified material weakness in internal control over financial reporting will not be considered fully addressed until the internal controls over this area have been in operation for a sufficient period of time for the Company’s management to conclude that the material weakness has been fully remediated. The Company will continue to evaluate these internal controls in 2019. As a result, the Company may alter its control structure to enhance these and other related controls in this area, but the Company’s evaluation as to full remediation will primarily involve an ongoing review of its current control structure to make sure the controls in this area are being performed as designed by the individuals responsible for performance of these controls. Once this evaluation is complete, the Company will make its final determination as to full remediation.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Nashville, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2019 expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2016.

Franklin, Tennessee
February 28, 2019

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Nashville, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited Pinnacle Financial Partners, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effects of the material weakness discussed in the following paragraphs, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to controls over verifying the accuracy of new residential mortgage loans on the loan accounting system has been identified and included in Management Report on Internal Control over Financial Reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements") and our report dated February 28, 2019 expressed an unqualified opinion. We considered the material weakness identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2018 financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Crowe LLP

Franklin, Tennessee
February 28, 2019

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
ASSETS	2018	2017
Cash and noninterest-bearing due from banks	$137,433	$155,815
Restricted cash	65,491	20,738
Interest-bearing due from banks	516,920	496,911
Federal funds sold and other	1,848	106,132
Cash and cash equivalents	721,692	779,596

Securities available-for-sale, at fair value	3,083,686	2,515,283
Securities held-to-maturity (fair value of $193.1 million and $20.8 million at Dec. 31, 2018 and Dec. 31, 2017, respectively)	194,282	20,762
Consumer loans held-for-sale	34,196	103,729
Commercial loans held-for-sale	15,954	25,456

Loans	17,707,549	15,633,116
Less allowance for loan losses	(83,575)	(67,240)
Loans, net	17,623,974	15,565,876

Premises and equipment, net	265,560	266,014
Equity method investment	239,237	221,667
Accrued interest receivable	79,657	57,440
Goodwill	1,807,121	1,808,002
Core deposits and other intangible assets	46,161	56,710
Other real estate owned	15,165	27,831
Other assets	904,359	757,334
Total assets	$25,031,044	$22,205,700

Deposits:
Non-interest-bearing	$4,309,067	$4,381,386
Interest-bearing	3,464,001	2,987,291
Savings and money market accounts	7,607,796	6,548,964
Time	3,468,243	2,534,061
Total deposits	18,849,107	16,451,702
Securities sold under agreements to repurchase	104,741	135,262
Federal Home Loan Bank advances	1,443,589	1,319,909
Subordinated debt and other borrowings	485,130	465,505
Accrued interest payable	23,586	10,480
Other liabilities	158,951	114,890
Total liabilities	21,065,104	18,497,748
Stockholders' equity:
Preferred stock, no par value; 10.0 million shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 180.0 million shares authorized at Dec. 31, 2018 and 90.0 million shares authorized at Dec. 31, 2017; 77.5 million and 77.7 million shares issued and outstanding at Dec. 31, 2018 and 2017, respectively	77,484	77,740
Additional paid-in capital	3,107,431	3,115,304
Retained earnings	833,130	519,144
Accumulated other comprehensive loss, net of taxes	(52,105)	(4,236)
Total stockholders' equity	3,965,940	3,707,952
Total liabilities and stockholders' equity	$25,031,044	$22,205,700
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

	For the years ended December 31,
	2018	2017	2016
Interest income:
Loans, including fees	$850,472	$578,286	$335,735
Securities:
Taxable	48,192	39,060	19,179
Tax-exempt	35,995	13,712	6,014
Federal funds sold and other	12,058	5,080	2,681
Total interest income	946,717	636,138	363,609

Interest expense:
Deposits	151,043	59,584	23,918
Securities sold under agreements to repurchase	588	406	185
Federal Home Loan Bank advances and other borrowings	58,744	32,842	14,512
Total interest expense	210,375	92,832	38,615
Net interest income	736,342	543,306	324,994
Provision for loan losses	34,377	23,664	18,328
Net interest income after provision for loan losses	701,965	519,642	306,666

Noninterest income:
Service charges on deposit accounts	24,906	20,034	14,501
Investment services	21,175	14,315	10,757
Insurance sales commissions	9,331	7,405	5,310
Gains on mortgage loans sold, net	14,564	18,625	15,754
Investment gains (losses) on sales, net	(2,254)	(8,265)	395
Trust fees	13,143	8,664	6,328
Income from equity method investment	51,222	37,958	31,403
Other noninterest income	68,783	46,168	36,555
Total noninterest income	200,870	144,904	121,003

Noninterest expense:
Salaries and employee benefits	271,673	209,662	140,819
Equipment and occupancy	74,276	54,092	35,072
Other real estate expense, net	723	1,079	396
Marketing and other business development	11,712	8,321	6,536
Postage and supplies	7,815	5,736	3,929
Amortization of intangibles	10,549	8,816	4,281
Merger related expenses	8,259	31,843	11,747
Other noninterest expense	67,880	47,011	33,505
Total noninterest expense	452,887	366,560	236,285
Income before income taxes	449,948	297,986	191,384
Income tax expense	90,508	124,007	64,159
Net income	$359,440	$173,979	$127,225

Per share information:
Basic net income per common share	$4.66	$2.73	$2.96
Diluted net income per common share	$4.64	$2.70	$2.91
Weighted average common shares outstanding:
Basic	77,111,372	63,760,578	43,037,083
Diluted	77,449,917	64,328,189	43,731,992

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income:	$359,440	$173,979	$127,225
Other comprehensive income (loss), net of tax:
Changes in fair value on available-for-sale securities, net of tax	(51,464)	3,036	(9,408)
Changes in fair value of cash flow hedges, net of tax	2,660	2,487	(749)
Amortization of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	(73)	(208)	(293)
Gain on cash flow hedges reclassified from other comprehensive income into net income, net of tax	(657)	(347)	(51)
Net loss (gain) on sale of investment securities reclassified from other comprehensive income into net income, net of tax	1,665	5,022	(240)
Total other comprehensive income (loss), net of tax	(47,869)	9,990	(10,741)
Total comprehensive income	$311,571	$183,969	$116,484

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

For the each of the years in the three-year period ended December 31, 2018

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
December 31, 2015	40,906	$40,906	$839,617	$278,573	$(3,485)	$1,155,611
Exercise of employee common stock options, stock appreciation rights and related tax benefits	700	700	16,736	—	—	17,436
Common dividends paid ($0.14 per share)	—	—	—	(24,726)	—	(24,726)
Issuance of restricted common shares, net of forfeitures	200	200	(200)	—	—	—
Common stock issued in conjunction with BHG investment, net of issuance costs	860	860	38,834	—	—	39,694
Common stock issued in conjunction with Avenue acquisition, net of issuance costs	3,760	3,760	178,708	—	—	182,468
Restricted shares withheld for taxes	(67)	(67)	(1,175)	—	—	(1,242)
Compensation expense for restricted shares	—	—	10,971	—	—	10,971
Net income	—	—	—	127,225	—	127,225
Other comprehensive loss	—	—	—	—	(10,741)	(10,741)
December 31, 2016	46,359	$46,359	$1,083,491	$381,072	$(14,226)	$1,496,696
Exercise of employee common stock options and stock appreciation rights	276	276	5,209	—	—	5,485
Common dividends paid ($0.14 per share)	—	—	—	(35,907)	—	(35,907)
Issuance of restricted common shares, net of forfeitures	272	272	(272)	—	—	—
Issuance of common stock	3,220	3,220	188,974	—	—	192,194
Common stock issued in conjunction with the acquisition of BNC Bancorp, net of issuance costs	27,687	27,687	1,823,281	—	—	1,850,968
Restricted shares withheld for taxes	(74)	(74)	(4,917)	—	—	(4,991)
Compensation expense for restricted shares	—	—	19,538	—	—	19,538
Net income	—	—	—	173,979	—	173,979
Other comprehensive income	—	—	—	—	9,990	9,990
December 31, 2017	77,740	$77,740	$3,115,304	$519,144	$(4,236)	$3,707,952
Exercise of employee common stock options	98	98	1,753	—	—	1,851
Repurchase of common stock	(405)	(405)	(20,289)	—	—	(20,694)
Common dividends paid ($0.16 per share)	—	—	—	(45,454)	—	(45,454)
Issuance of restricted common shares, net of forfeitures	157	157	(157)	—	—	—
Restricted shares withheld for taxes	(106)	(106)	(6,816)	—	—	(6,922)
Compensation expense for restricted shares	—	—	17,636	—	—	17,636
Net income	—	—	—	359,440	—	359,440
Other comprehensive loss	—	—	—	—	(47,869)	(47,869)
December 31, 2018	77,484	$77,484	$3,107,431	$833,130	$(52,105)	$3,965,940
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the years ended December 31,
	2018	2017	2016
Operating activities:
Net income	$359,440	$173,979	$127,225
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	19,141	12,847	8,630
Depreciation, amortization and accretion	(23,604)	(23,618)	186
Provision for loan losses	34,377	23,664	18,328
Gains on mortgage loans sold, net	(14,564)	(18,625)	(15,754)
Investment losses (gains) on sales, net	2,254	8,265	(395)
Stock-based compensation expense	17,636	19,538	10,971
Deferred tax expense	11,765	28,165	14,390
Revaluation of deferred tax assets and liabilities	—	31,486	—
Losses (gains) on disposition of other real estate and other investments	84	(203)	141
Income from equity method investment	(51,222)	(37,958)	(31,403)
Dividends received from equity method investment	33,651	21,650	28,982
Excess tax benefit from stock compensation	(2,966)	(5,366)	(4,604)
Gains on other loans sold, net	(3,287)	(1,488)	(885)
Commercial loans held for sale originated	(356,597)	(177,434)	(112,670)
Commercial loans held for sale sold	369,387	176,062	90,967
Consumer loans held for sale originated	(1,195,435)	(1,100,866)	(784,214)
Consumer loans held for sale sold	1,234,551	1,090,489	803,498
Increase in other assets	(24,471)	(37,022)	(5,275)
Increase (decrease) in other liabilities	60,617	(17,700)	4,198
Net cash provided by operating activities	470,757	165,865	152,316
Investing activities:
Activities in securities available-for-sale:
Purchases	(1,314,721)	(1,290,717)	(583,330)
Sales	169,850	363,898	72,829
Maturities, prepayments and calls	323,571	323,235	280,806
Activities in securities held-to-maturity:
Purchases	—	—	(560)
Maturities, prepayments and calls	5,775	4,115	6,200
Increase in loans, net	(1,995,424)	(1,558,646)	(966,208)
Purchases of premises and equipment and software	(23,739)	(53,499)	(17,058)
Purchase of BOLI	(100,000)	(55,000)	—
Proceeds from BOLI settlement	3,467	—	—
Proceeds from sales of software, premises, and equipment	2,967	23	2,187
Proceeds from sale of mortgage servicing rights	—	—	6,748
Acquisitions, net of cash acquired	—	155,142	17,608
Proceeds from sale of other real estate	16,088	3,725	3,305
Increase in equity method investment	—	—	(74,100)
Increase in other investments	(56,918)	(7,804)	(27,509)
Net cash used in investing activities	(2,969,084)	(2,115,528)	(1,279,082)
Financing activities:
Net increase in deposits	2,399,407	1,488,274	822,307
Net increase (decrease) in repurchase agreements	(30,521)	(12,754)	6,622
Advances from Federal Home Loan Bank: Issuances	1,664,906	1,964,750	1,934,000
Advances from Federal Home Loan Bank: Payments	(1,541,212)	(1,051,067)	(1,934,093)
Proceeds from subordinated debt and other borrowings, net of issuance costs	19,850	—	243,227
Repayment of other borrowings	(620)	(220)	(74,000)
Principal payments of capital lease obligation	(168)	(149)	(70)
Proceeds from common stock issuance	—	192,194	—
Exercise of common stock options and stock appreciation rights, net of shares surrendered for taxes	(5,071)	493	11,589
Repurchase of common stock	(20,694)	—	—
Excess tax benefit from stock compensation	—	—	4,604
Common dividends paid	(45,454)	(35,907)	(24,726)
Net cash provided by financing activities	2,440,423	2,545,614	989,460
Net increase (decrease) in cash, cash equivalents, and restricted cash	(57,904)	595,951	(137,306)
Cash, cash equivalents, and restricted cash, beginning of year	779,596	183,645	320,951
Cash, cash equivalents, and restricted cash, end of year	$721,692	$779,596	$183,645
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company that has elected to be a financial holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank (Pinnacle Bank).  Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue) and BNC Bancorp (BNC) on July 31, 2015, September 1, 2015, July 1, 2016 and June 16, 2017, respectively. Pinnacle Financial and Pinnacle Bank also collectively hold a 49% interest in Bankers Healthcare Group, LLC (BHG), a company that primarily serves as a full-service commercial loan provider to healthcare and other professional practices. Pinnacle Bank provides a full range of banking services, including investment, mortgage, and insurance services, and comprehensive wealth management services, in its 11 primarily urban markets within Tennessee, the Carolinas and Virginia.

Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial and its direct and indirect wholly-owned subsidiaries. Certain statutory trust affiliates of Pinnacle Financial, as noted in Note 10. Subordinated Debt and Other Borrowings are included in these consolidated financial statements pursuant to the equity method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, determination of any impairment of goodwill or intangible assets and the valuation of deferred tax assets.

Impairment — Long-lived assets, including purchased intangible assets subject to amortization, such as core deposit intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Pinnacle Financial had $46.2 million and $56.7 million of long-lived amortizing intangibles at December 31, 2018 and 2017, respectively.

Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. The Accounting Standards Codification (ASC) 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines that this is the case, or if a qualitative assessment is not performed, it is required to perform additional goodwill impairment testing to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. Pinnacle Financial performed its annual assessment as of September 30, 2018. The results of the qualitative assessment indicated that the fair value of Pinnacle Financial's sole reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

In December 2018, the overall stock market decreased significantly. As a result, at December 31, 2018, Pinnacle Financial's common stock was trading below book value per share. Pinnacle Financial updated its annual goodwill impairment analysis and evaluated the market forces and changes in the underlying business to determine if further goodwill impairment testing was required. The results of that evaluation indicated that further goodwill impairment testing was not required. Subsequently to December 31, 2018, the common stock returned to trading at prices in excess of book value per share.

Should Pinnacle Financial's common stock price decline below book value per share and remain below book value per share for an extended duration or other impairment indicators become known, additional impairment testing of goodwill may be required. Should it be determined in a future period that the goodwill has become impaired, then a charge to earnings will be recorded in the period such determination is made.  The following table presents activity for goodwill and other intangible assets (in thousands):

	Goodwill	Core deposit and other intangible assets	Total
Balance at December 31, 2017	$1,808,002	$56,710	$1,864,712
Acquisitions	—	—	—
Amortization	—	(10,549)	(10,549)
Change in purchase price allocation of prior acquisitions	(881)	—	(881)
Balance at December 31, 2018	$1,807,121	$46,161	$1,853,282

The following table presents the gross carrying amount and accumulated amortization for the core deposit and other intangible assets, which are subject to amortization (in thousands):

	December 31, 2018	December 31, 2017
Gross carrying amount	$92,787	$92,787
Accumulated amortization	(46,626)	(36,077)
Net book value	$46,161	$56,710

Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold, short-term discount notes and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents.  The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2018 as follows (in thousands):

	For the years ended December 31,
	2018	2017	2016
Cash Payments:
Interest	$199,464	$91,628	$37,003
Income taxes paid	55,626	81,539	49,504
Noncash Transactions:
Loans charged-off to the allowance for loan losses	30,400	22,046	31,112
Loans foreclosed upon with repossessions transferred to other real estate	3,524	6,228	4,453
Loans foreclosed upon with repossessions transferred to other repossessed assets	1,899	646	1,842
Other real estate sales financed	891	908	—
Available-for-sale securities transferred to held-to-maturity portfolio	179,763	—	—
Held-for-sale loans transferred to held-for-investment loan portfolio	44,980	—	—
Common stock issued in connection with acquisitions	—	1,850,968	222,162

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

Interest and dividends on securities, including amortization of premiums and accretion of discounts calculated under the effective interest method, are included in interest income.  For certain securities, amortization of premiums and accretion of discounts is computed based on the anticipated life of the security which may be shorter than the stated life of the security.  Realized gains and losses from the sale of securities are determined using the specific identification method and are recorded on the trade date of the sale.

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

Loans are reported at their outstanding principal balances, net of applicable purchase accounting and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.  At December 31, 2018 and 2017, net deferred loan fees of $7.4 million and $7.8 million respectively, were included as a reduction to loans on the accompanying consolidated balance sheets.

As part of our routine credit monitoring process, commercial loans receive risk ratings by the assigned financial advisor and are subject to validation by our independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pinnacle Financial believes that its categories follow those outlined by Pinnacle Bank's primary federal regulator. At December 31, 2018, approximately 80.8% of Pinnacle Financial's loan portfolio was assigned a specifically assigned risk rating. Certain consumer loans and commercial relationships that possess certain qualifying characteristics, including individually smaller balances, are generally not assigned an individual risk rating but are evaluated collectively for credit risk as a homogeneous pool of loans and individually as either accrual or nonaccrual based on the performance of the loan.

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

Purchased Loans —  Purchased loans, including loans acquired through a merger, are initially recorded at fair value on the date of purchase. Purchased loans that contain evidence of post-origination credit deterioration as of the purchase date are carried at the net present value of expected future cash flows. All other purchased loans are recorded at their initial fair value, and adjusted for subsequent advances, pay downs, amortization or accretion of any fair value premium or discount on purchase, charge-offs and any other adjustment to carrying value. Pursuant to U.S. generally accepted accounting principles (U. S. GAAP), management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities as of the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (Day 1 Fair Values).

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

In determining the Day 1 Fair Values of purchased loans without evidence of post-origination credit deterioration at the date of acquisition, management includes (i) no carryover of any previously recorded allowance for loan losses (ALL) and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest and expected loss, given the risk profile and risk rating assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

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

Pinnacle Financial's allowance for loan loss assessment methodology was modified during the year ended December 31, 2017 to (i) extend the look-back period from 24 quarters to a period beginning January 1, 2006 to better capture the risk associated with this extended economic cycle, (ii) eliminate the use of risk ratings in the calculation of the loss rate and instead focus on loss rate by loan type and (iii) expand the economic variables used in the qualitative assessment to incorporate our expanded footprint. Pinnacle Financial also eliminated the use of a loss emergence period in light of the minimal population of losses available to evaluate that were previously being extrapolated to the full population of loans, and shifted the focus of its analysis to more of a quantitative model. There was no material impact on the adoption of the changes in the allowance for loan loss assessment methodology.

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

The ASC 450-20 component of the allowance for loan losses begins with a historical loss rate calculation for each loan pool with similar risk characteristics. The losses realized over a rolling four-quarter cycle are utilized to determine an annual loss rate for each loan pool for each quarter-end in our look-back period. The look-back period in our loss rate calculation begins with January 1, 2006, as we believe the period from January 1, 2006 to present is more representative of this economic cycle. The loss rates for each category are then averaged and applied to the end of period loan portfolio balances to determine estimated losses. The loss rates provide a quantitative estimate of credit losses inherent in our end of period loan portfolio based on our actual loss experience.

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

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the provision for loan losses and is a component of the allowance for loan losses. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan's effective interest rate, or if the loan is collateral dependent, at the fair value of the collateral, less estimated disposal costs. If the loan is cash flow dependent, a specific reserve is established as a component of the allowance. If the loan is collateral dependent, any portion of the loan confirmed to be uncollectible is charged off, and a specific reserve is established for any remaining impairment. The fair value of collateral dependent loans is derived primarily from collateral appraisals performed by independent third-party appraisers. This analysis is completed for all individual loans greater than $750,000. The resulting allowance percentage by segment adjusted for specific trends identified, if applicable, is then applied to the remaining population of impaired loans.

Pursuant to the guidance set forth in ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the above impairment methodology is also applied to those loans identified as troubled debt restructurings.

Sufficiency of the total computed allowance is then tested by comparison to historical trends and industry and peer information. Pinnacle Financial then evaluates the result of the procedures performed, including the results of its testing, and concludes on the appropriateness of the balance of the allowance in its entirety. The audit committee of Pinnacle Financial's board of directors reviews and approves the methodology and resultant allowance prior to the filing of quarterly and annual financial information.

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

Pinnacle Bank is the lessee with respect to several office locations.  At December 31, 2018, all such leases were being accounted for as operating leases within the accompanying consolidated financial statements, with the exception of the one capital lease agreement discussed below.  Several of these leases include rent escalation clauses.  Pinnacle Bank expenses the costs associated with these escalating payments over the life of the expected lease term using the straight-line method. At December 31, 2018, the deferred liability associated with these escalating rentals was approximately $3.8 million and is included in other liabilities in the accompanying consolidated balance sheets. As addressed in the Newly Issued not yet Effective Accounting Standards section later within this Note, beginning January 1, 2019, Pinnacle Financial will recognize a lease right of use asset and additional lease liabilities reflecting the present value of future minimum lease payments under its lease agreements.

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

Included in the accompanying consolidated balance sheet at December 31, 2018 is $16.2 million of OREO with related property-specific valuation allowances of $1.0 million. At December 31, 2017, OREO totaled $29.1 million with related property-specific valuation allowances of $1.2 million.  During the years ended December 31, 2018, 2017 and 2016, Pinnacle Financial had expense of $723,000, expense of $1.1 million and a benefit of $396,000, respectively, of net foreclosed real estate expense.

Other Assets — Included in other assets as of December 31, 2018 and 2017, is approximately $7.7 million and $9.3 million, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial's primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2018, 2017, and 2016, Pinnacle Financial's amortization expense was approximately $3.0 million, $2.5 million, and $2.3 million, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Bank has outstanding borrowings, including the Federal Home Loan Bank of Cincinnati. At December 31, 2018 and 2017, the cost of these investments was $70.2 million and $46.4 million, respectively. Pinnacle Financial determined that cost approximates the fair value of these investments. Additionally, Pinnacle Financial has recorded certain investments in other non-public entities and funds at fair value, of $26.4 million and $16.7 million at December 31, 2018 and 2017, respectively. During 2018 and 2017, Pinnacle Financial recorded net gains of $2.7 million and $364,000, respectively, due to changes in the fair value of these investments. As more fully described in Note 10, Pinnacle Financial has an investment in twelve Trusts valued at $4.0 million as of December 31, 2018. The Trusts were established to issue preferred securities, the dividends for which are paid with interest payments Pinnacle Financial makes on subordinated debentures it issued to the Trusts.

Pinnacle Bank is the owner and beneficiary of various life insurance policies on certain key executives and certain current and former directors and associates, including policies that were acquired in its mergers. Collectively, these policies are reflected in other assets in the accompanying consolidated balance sheets at their respective cash surrender values.  At December 31, 2018 and 2017, the aggregate cash surrender value of these policies was approximately $525.7 million and $415.9 million, respectively. Noninterest income related to these policies was $12.5 million, $7.9 million, and $3.5 million, during the years ended December 31, 2018, 2017 and 2016, respectively.

Also, as part of our compliance with the Community Reinvestment Act, we have investments in low income housing entities totaling $72.6 million and $53.8 million, net, as of December 31, 2018 and 2017, respectively. Included in our CRA investments are investments of $32.8 million and $22.0 million at December 31, 2018 and 2017, respectively, net of amortization, that qualify for federal low income housing tax credits. The investments are accounted for under the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received. The amortization and benefits are recognized as a component of income tax expense in the consolidated statements of income. The investments are recorded using the cost method.

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

Pinnacle Financial enters into forward cash flow hedge relationships in the form of interest rate swap agreements to manage its future interest rate exposure. These derivative contracts have been designated as a hedge and, as such, changes in the fair value of the derivative instrument are recorded in other comprehensive income. Pinnacle Financial also enters into fair value hedge relationships to mitigate the effect of changing interest rates on the fair values of fixed rate securities and loans. The gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. Pinnacle Financial prepares written hedge documentation for all derivatives which are designated as hedges. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management's assertion that the hedge will be highly effective.

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

Income Taxes — ASC 740,  Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. ASC 740 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods.

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

In accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes, uncertain tax positions are recognized if it is more likely than not, based on technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms realized and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date.

Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and state income tax returns. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. Pinnacle Financial has a Real Estate Investment Trust subsidiary that files a separate federal tax return, but its income is included in the consolidated group's return as required by the federal tax laws.  Pinnacle Financial remains open to audit under the statute of limitations by the IRS and the states in which Pinnacle operates for the years ended December 31, 2015 through 2018.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No amounts were accrued for interest and/or penalties at December 31, 2018, 2017 or 2016. Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

As of December 31, 2018, there were 176,709 stock options outstanding to purchase common shares. For the years ended December 31, 2018, 2017 and 2016, respectively, 338,545, 567,611 and 694,909 of dilutive stock options, dilutive restricted shares, restricted share units and stock appreciation rights were included in the diluted earnings per share calculation under the treasury stock method. For the year ended December 31, 2018, there were 253,193 restricted shares excluded from the calculation because they were deemed to be antidilutive. For the years ended December 31, 2017 and 2016, there were no stock options, restricted shares, restricted share units and stock appreciation rights excluded from the calculation because they were deemed to be antidilutive.

The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2018 (dollars in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Basic earnings per share calculation:
Numerator - Net income	$359,440	$173,979	$127,225

Denominator – Weighted average common shares outstanding	77,111,372	63,760,578	43,037,083
Basic net income per common share	$4.66	$2.73	$2.96

Diluted earnings per share calculation:
Numerator - Net income	$359,440	$173,979	$127,225

Denominator – Weighted average common shares outstanding	77,111,372	63,760,578	43,037,083
Dilutive shares contingently issuable	338,545	567,611	694,909
Weighted average diluted common shares outstanding	77,449,917	64,328,189	43,731,992
Diluted net income per common share	$4.64	$2.70	$2.91

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

Comprehensive Income (Loss) — Comprehensive income (loss) consists of the total of all components of comprehensive income (loss) including net income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but excluded from net income (loss). Currently, Pinnacle Financial's other comprehensive income (loss) consists primarily of unrealized gains and losses on securities available-for-sale, net of deferred tax expense (benefit) and unrealized gains (losses) on derivative hedging relationships.

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

Recently Adopted Accounting Pronouncements — In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU make more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments will be effective for public companies for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. Pinnacle Financial early adopted this standard in the first quarter of 2018 and subsequently entered into four hedging transactions during the year ended December 31, 2018, all of which are eligible for hedge accounting as a result of the new standard, as noted in Note 15. Derivative Instruments.

In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendment in this ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted with modified retrospective application. Pinnacle Financial elected to early adopt this standard in 2018 and it continues to have no material impact to its consolidated financial statements.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10) which, among other things, (i) requires equity investments, excluding those accounted for under the equity method or that result in consolidation, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU 2016-01 became effective for Pinnacle Financial in the first quarter of 2018. See Note 18. Fair Value of Financial Instruments for disclosure of the fair value of financial instruments based on an exit price notion as required by ASU 2016-01.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases which requires recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for operating leases. The guidance becomes effective for Pinnacle Financial on January 1, 2019.  In July 2016, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases which provides technical corrections and improvements to ASU 2016-02. It is not anticipated that this update will have an impact on our adoption of ASU 2016-02. In July 2016, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842): Targeted Improvements which provides an optional transition method to adopt the new requirements of ASU 2016-02 as of the adoption date with no adjustment to the presentation or disclosure of comparative prior periods included in the financial statements in the period of adoption. Pinnacle Financial intends to elect the optional transition method which will result in presentation of periods prior to adoption under the prior lease guidance of ASC Topic 840. In December 2018, the FASB issued Accounting Standards Update 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. ASU 2018-20 permits lessors to account for certain taxes as lessee costs, permits lessors to exclude from revenue certain lessor costs paid by lessees directly to third parties, and requires lessors to allocate certain variable payments to lease and non-lease components. Had these standards been effective as of December 31, 2018, we would have recorded a right of use asset and additional lease liabilities of approximately $80 million.

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

Reclassifications — Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders' equity.

Subsequent Events — ASC Topic 855,  Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after December 31, 2018 through the date of the issued financial statements.

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

Goodwill originating from the BNC Merger resulted primarily from anticipated synergies arising from the combination of certain operational areas of the businesses of BNC and Pinnacle Financial as well as the purchase premium inherent in buying a complete and successful banking operation. Goodwill associated with the BNC Merger is not amortizable for book or tax purposes. Adjustments totaling $82.0 million were recorded in 2017 to goodwill to appropriately reflect the valuation of the acquired loan portfolio, OREO acquired, and certain liabilities assumed and have been included in the table below.

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

Supplemental Pro Forma Combined Results of Operations
For the year ended December 31, 2018, BNC was included in the operations of PNFP and, as such, no supplemental proforma information is necessary. The supplemental proforma information below for the year ended December 31, 2017 gives effect to the BNC acquisition as if it had occurred on January 1, 2017. These results combine the historical results of BNC into Pinnacle Financial's consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the BNC Merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of BNC's provision for credit losses for the year ended December 31, 2017 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2017. Additionally, these financial statements were not adjusted for non-recurring expenses, such as merger-related expenses incurred by either Pinnacle Financial or BNC. Pinnacle Financial expects to achieve operating cost savings and other business synergies as a result of the acquisition which are also not reflected in the proforma amounts.

(dollars in thousands)	Year Ended December 31, 2017
Revenue (1)	$844,896
Income before income taxes	347,983

(1) Net interest income plus noninterest income.

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

•
the inability of the board of managers of BHG (of which Pinnacle Financial and Pinnacle Bank have the right to designate two of the five members (the Pinnacle Managers) to approve a sale of BHG without the consent of one of the Pinnacle Managers until March 1, 2020;

•
co-sale rights for Pinnacle Financial and Pinnacle Bank in the event the other members of BHG decide to sell all or a portion of their ownership interests and are permitted to do so pursuant to the Limited Liability Company Agreement; and

•
a right of first refusal for BHG and the other members of BHG in the event that Pinnacle Financial and/or Pinnacle Bank decide to sell all or a portion of their ownership interests and are permitted to do so pursuant to the Limited Liability Company Agreement, except in connection with a transfer of their ownership interests to an affiliate or in connection with the acquisition of Pinnacle Financial or Pinnacle Bank.

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

At December 31, 2018, Pinnacle Financial has recorded technology, trade name and customer relationship intangibles, net of related amortization, of $10.7 million compared to $13.4 million as of December 31, 2017. Amortization expense of $2.8 million was included in Pinnacle Financial's results for the year ended December 31, 2018 compared to $3.3 million for 2017. Accretion income of $2.9 million was included in Pinnacle Financial's results for the year ended December 31, 2018, while $3.1 million of accretion income was recorded in 2017. Additionally, at December 31, 2018, Pinnacle Financial had recorded accretable discounts associated with certain liabilities of BHG of $7.4 million compared to $10.3 million as of December 31, 2017.

During the year ended December 31, 2018, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $33.7 million in the aggregate, compared to $21.7 million during the year ended December 31, 2017. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated.

A summary of BHG's financial position and results of operations as of and for the years ended December 31, 2018 and 2017, respectively, were as follows (unaudited, in thousands):

Banker's Healthcare Group
	December 31, 2018	December 31, 2017
Assets	$459,816	$330,030

Liabilities	$324,211	$224,837
Equity interests	135,605	105,193
Total liabilities and equity	$459,816	$330,030

	For the year ended December 31,
	2018	2017	2016
Revenues	$220,253	$160,209	$136,693
Net income, pre-tax	$104,297	$77,941	$67,135

Note 4.  Restricted Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At our option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2018 and 2017, the average daily balance maintained at the Federal Reserve was approximately $329.6 million and $229.9 million, respectively.

Restricted cash included on the consolidated balance sheets was $65.5 million and $20.7 million at December 31, 2018 and 2017, respectively. This restricted cash is maintained at a bank as collateral primarily for our derivative portfolio.

Pinnacle Financial maintains some of its cash in bank deposit accounts at financial institutions other than Pinnacle Bank that, at times, may exceed federally insured limits. Pinnacle Financial may lose all uninsured balances if one of the correspondent banks fails without warning. Pinnacle Financial has not experienced any losses in such accounts. Pinnacle Financial believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 5.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2018 and 2017 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Securities available-for-sale:
U.S Treasury securities	$30,325	$—	$25	$30,300
U.S. Government agency securities	71,456	49	1,346	70,159
Mortgage-backed securities	1,336,469	3,110	28,634	1,310,945
State and municipal securities	1,244,471	3,785	18,602	1,229,654
Asset-backed securities	379,107	820	4,345	375,582
Corporate notes	69,399	170	2,523	67,046
	$3,131,227	$7,934	$55,475	$3,083,686
Securities held-to-maturity:
State and municipal securities	194,282	152	1,303	193,131
	$194,282	$152	$1,303	$193,131

December 31, 2017
Securities available-for-sale:
U.S Treasury securities	$30,505	$—	$60	$30,445
U.S. Government agency securities	182,500	67	1,766	180,801
Mortgage-backed securities	1,270,625	5,318	12,124	1,263,819
State and municipal securities	774,949	12,251	2,588	784,612
Asset-backed securities	173,346	262	316	173,292
Corporate notes	81,615	1,346	647	82,314
	$2,513,540	$19,244	$17,501	$2,515,283
Securities held-to-maturity:
State and municipal securities	20,762	114	46	20,830
	$20,762	$114	$46	$20,830

In 2018, Pinnacle Financial transferred, at fair value, $179.8 million of municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax losses of $2.2 million remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of the transfer. At December 31, 2018, approximately $1.2 billion of Pinnacle Financial's investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase. At December 31, 2018, repurchase agreements comprised of secured borrowings totaled $104.7 million and were secured by $104.7 million of pledged U.S. government agency securities, municipal securities, asset backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities for the counterparty to remain adequately secured.

The amortized cost and fair value of debt securities as of December 31, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$47,546	$47,474	$325	$326
Due in one year to five years	45,037	44,925	5,710	5,700
Due in five years to ten years	100,401	98,424	7,980	7,935
Due after ten years	1,222,667	1,206,336	180,267	179,170
Mortgage-backed securities	1,336,469	1,310,945	—	—
Asset-backed securities	379,107	375,582	—	—
	$3,131,227	$3,083,686	$194,282	$193,131

At December 31, 2018 and 2017, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U.S. Treasury securities	$30,054	$22	$246	$3	$30,300	$25
U.S. government agency securities	13,697	328	42,539	1,018	56,236	1,346
Mortgage-backed securities	203,299	2,134	882,231	26,500	1,085,530	28,634
State and municipal securities	805,821	18,643	198,610	4,078	1,004,431	22,721
Asset-backed securities	268,677	4,118	11,828	227	280,505	4,345
Corporate notes	26,272	1,538	25,915	985	52,187	2,523
Total temporarily-impaired securities	$1,347,820	$26,783	$1,161,369	$32,811	$2,509,189	$59,594

December 31, 2017
U.S. Treasury securities	$29,948	$60	$—	$—	$29,948	$60
U.S. government agency securities	173,677	1,766	—	—	173,677	1,766
Mortgage-backed securities	607,408	5,042	285,561	7,082	892,969	12,124
State and municipal securities	115,403	1,408	50,083	1,226	165,486	2,634
Asset-backed securities	68,742	198	14,136	118	82,878	316
Corporate notes	22,168	547	11,944	100	34,112	647
Total temporarily-impaired securities	$1,017,346	$9,021	$361,724	$8,526	$1,379,070	$17,547

The applicable date for determining when securities are in an unrealized loss position is December 31, 2018 and 2017.  As such, it is possible that a security had a market value less than its amortized cost on other days during the twelve-month periods ended December 31, 2018 and 2017, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the table above, at December 31, 2018 and 2017, Pinnacle Financial had unrealized losses of $59.6 million and $17.5 million on $2.5 billion and $1.4 billion, respectively, of available-for-sale and held-to-maturity securities. The unrealized losses associated with the $179.8 million of municipal securities transferred from the available-for-sale portfolio to the held-to-maturity portfolio represent unrealized losses since the date of purchase, independent of the impact associated with changes in the cost basis upon transfer between portfolios. The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and typically are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers.  Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.  Because Pinnacle Financial currently does not intend to sell these securities and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at December 31, 2018.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, in 2018 available-for-sale securities of approximately $169.9 million were sold and net unrealized losses of $1.7 million were reclassified from accumulated other comprehensive income into net income.

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

•
Commercial real estate mortgage loans. Commercial real estate mortgage loans are categorized as such based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial real estate mortgage loans also includes owner-occupied commercial real estate which Pinnacle Financial believes shares a similar risk profile to Pinnacle Financial's commercial and industrial products.

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

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pass-rated loans include five distinct ratings categories for loans that represent specific attributes. Pinnacle Financial believes that its categories follow those outlined by Pinnacle Bank's primary regulators.  At December 31, 2018, approximately 80.8% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

Risk ratings are subject to continual review by a financial advisor and a senior credit officer. At least annually, our credit policy requires that every risk rated loan of $1.0 million or more be subject to a formal credit risk review process. Each loan's risk rating is also subject to review by our independent loan review department, which reviews a substantial portion of our risk-rated portfolio annually.  Included in the coverage are independent loan reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies.

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of December 31, 2018 and 2017 (in thousands):

December 31, 2018	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Pass	$6,998,485	$2,787,570	$2,059,376	$5,148,726	$352,516	$17,346,673
Special Mention	55,932	7,902	4,334	24,284	711	93,163
Substandard	78,202	20,906	5,358	75,351	62	179,879
Substandard-nonaccrual	32,335	28,069	3,387	23,060	983	87,834
Doubtful-nonaccrual	—	—	—	—	—	—
Total loans	$7,164,954	$2,844,447	$2,072,455	$5,271,421	$354,272	$17,707,549

December 31, 2017	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Pass	$6,487,368	$2,503,688	$1,880,704	$4,014,656	$351,359	$15,237,775
Special Mention	94,134	18,356	8,148	46,898	1,177	168,713
Substandard	72,044	21,053	13,468	62,529	79	169,173
Substandard-nonaccrual	16,064	18,117	5,968	17,258	48	57,455
Doubtful-nonaccrual	—	—	—	—	—	—
Total loans	$6,669,610	$2,561,214	$1,908,288	$4,141,341	$352,663	$15,633,116

At December 31, 2018 and 2017, all loans classified as nonaccrual were deemed to be impaired. The principal balances of impaired loans amounted to $83.1 million and $59.0 million at December 31, 2018 and 2017, respectively, and are included in the table above.  For the twelve months ended December 31, 2018, the average balance of impaired loans was $75.3 million as compared to $40.8 million for the twelve months ended December 31, 2017. Pinnacle Financial's policy is that the discontinuation of the accrual of interest income will occur when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date the above mentioned loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these nonaccruing loans been on accruing status, interest income would have been higher by $4.2 million, $2.7 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table provides a rollforward of purchase credit impaired loans from December 31, 2016 through December 31, 2018 (in thousands):

	Gross Carrying Value	Accretable Yield	Nonaccretable Yield	Carrying Value

December 31, 2016	$12,468	$—	$(3,633)	$8,835
Acquisitions	80,812	(196)	(32,314)	48,302
Settlements, net	(18,956)	64	4,410	(14,482)
December 31, 2017	74,324	(132)	(31,537)	42,655
Acquisitions	—	—	—	—
Settlements, net	(31,487)	18	14,143	(17,326)
December 31, 2018	$42,837	$(114)	$(17,394)	$25,329

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

Purchase credit impaired loans purchased during the three years ended December 31, 2018 for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

	December 31,
	2018	2017	2016
Contractually required payments receivable	$—	$94,312	$1,359
Cash flows expected to be collected at acquisition	—	48,498	547
Fair value of acquired loans at acquisition	—	48,302	547

Impaired loans, as disclosed in the table below, include troubled debt restructurings, nonaccrual loans, and loans deemed to be impaired but that continue to accrue interest. The following tables detail the recorded investment, unpaid principal balance and related allowance of Pinnacle Financial's impaired loans at December 31, 2018, 2017 and 2016 by loan classification (in thousands):

	December 31, 2018			For the year ended December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Cash basis interest income recognized
Impaired loans with an allowance:
Commercial real estate – mortgage	$14,114	$14,124	$724	$10,260	$—
Consumer real estate – mortgage	19,864	19,991	1,443	13,154	—
Construction and land development	581	579	28	1,157	—
Commercial and industrial	9,252	9,215	1,441	9,326	—
Consumer and other	983	1,005	328	718	—
Total	$44,794	$44,914	$3,964	$34,615	$—

Impaired loans without an allowance:
Commercial real estate – mortgage	$14,724	$14,739	$—	$17,906	$469
Consumer real estate – mortgage	7,247	7,271	—	5,477	—
Construction and land development	1,786	1,786	—	1,463	—
Commercial and industrial	14,595	14,627	—	15,796	—
Consumer and other	—	—	—	—	—
Total	$38,352	$38,423	$—	$40,642	$469

Total impaired loans	$83,146	$83,337	$3,964	$75,257	$469

	December 31, 2017			For the year ended December 31, 2017
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Cash basis interest income recognized
Impaired loans with an allowance:
Commercial real estate – mortgage	$1,850	$1,863	$95	$650	$—
Consumer real estate – mortgage	8,028	8,079	410	4,990	—
Construction and land development	2,522	2,528	66	567	—
Commercial and industrial	12,521	12,644	1,627	10,559	—
Consumer and other	—	—	—	425	—
Total	$24,921	$25,114	$2,198	$17,191	$—

Impaired loans without an allowance:
Commercial real estate – mortgage	$16,364	$16,514	$—	$6,983	$—
Consumer real estate – mortgage	4,144	4,174	—	5,727	—
Construction and land development	2,645	2,650	—	1,890	95
Commercial and industrial	10,905	10,902	—	9,039	—
Consumer and other	—	—	—	—	—
Total	$34,058	$34,240	$—	$23,639	$95

Total impaired loans	$58,979	$59,354	$2,198	$40,830	$95

	December 31, 2016			For the year ended December 31, 2016
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Cash basis interest income recognized
Impaired loans with an allowance:
Commercial real estate – mortgage	$442	$452	$60	$537	$—
Consumer real estate – mortgage	3,300	3,303	690	6,503	—
Construction and land development	84	129	20	77	—
Commercial and industrial	4,054	4,051	95	5,868	—
Consumer and other	516	819	227	2,488	—
Total	$8,396	$8,754	$1,092	$15,473	$—

Impaired loans without an allowance
Commercial real estate – mortgage	$2,308	$2,312	$—	$2,346	$—
Consumer real estate – mortgage	5,641	5,674	—	2,065	—
Construction and land development	3,128	3,135	—	3,403	159
Commercial and industrial	14,277	14,367	—	9,187	—
Consumer and other	—	—	—	—	—
Total	$25,354	$25,488	$—	$17,001	$159

Total impaired loans	$33,750	$34,242	$1,092	$32,474	$159

Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized $469,000 in interest income from cash payments received on nonaccrual loans during the year ended December 31, 2018 compared to $95,000 and $159,000 during the years ended December 31, 2017, and 2016, respectively.

At December 31, 2018 and 2017, there were $5.9 million and $6.6 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which are accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each troubled debt restructuring by loan classification made during the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
December 31, 2018
Commercial real estate – mortgage	—	$—	$—
Consumer real estate – mortgage	3	1,967	1,967
Construction and land development	1	347	347
Commercial and industrial	—	—	—
Consumer and other	—	—	—
	4	$2,314	$2,314
December 31, 2017
Commercial real estate – mortgage	—	$—	$—
Consumer real estate – mortgage	1	6	5
Construction and land development	—	—	—
Commercial and industrial	2	3,776	3,751
Consumer and other	—	—	—
	3	$3,782	$3,756

December 31, 2016
Commercial real estate – mortgage	—	$—	$—
Consumer real estate – mortgage	—	—	—
Construction and land development	—	—	—
Commercial and industrial	6	11,084	11,083
Consumer and other	—	—	—
	6	$11,084	$11,083

During the years ended December 31, 2018, 2017 and 2016, Pinnacle Financial had no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring. A default is defined as an occurrence which violates the terms of the receivable's contract.

At December 31, 2018 and 2017, the allowance for loan losses included no allowance specifically related to accruing troubled debt restructurings compared to $21,000 at December 31, 2016. These accruing troubled debt restructurings are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2018 with the comparative exposures for December 31, 2017 (in thousands):

	At December 31, 2018
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2017
Lessors of nonresidential buildings	$3,149,948	$782,111	$3,932,059	$3,483,597
Lessors of residential buildings	1,200,653	284,044	1,484,697	1,151,676
New housing for-sale builders	511,484	589,505	1,100,989	780,137
Hotels and motels	779,390	140,611	920,001	836,320

Additionally, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes.  Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At December 31, 2018 and December 31, 2017, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 85.2% and 89.4%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 277.7% and 297.1% as of December 31, 2018 and December 31, 2017, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied commercial real estate and multifamily ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Pinnacle Bank was within the 100% and 300% guidelines as of December 31, 2018 and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The table below presents past due balances at December 31, 2018 and 2017, by loan classification and segment allocated between performing and nonperforming status (in thousands):

	Accruing					Nonaccruing
December 31, 2018	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Purchase credit impaired	Nonaccrual (1)	Nonaccruing purchase credit impaired	Total loans
Commercial real estate:
Owner-occupied	$10,170	$—	$10,170	$2,623,700	$2,664	$16,025	$874	$2,653,433
All other	1,586	—	1,586	4,488,840	5,659	12,634	2,802	4,511,521
Consumer real estate – mortgage	18,059	—	18,059	2,794,630	3,689	22,564	5,505	2,844,447
Construction and land development	3,759	—	3,759	2,063,201	2,108	2,020	1,367	2,072,455
Commercial and industrial	21,451	1,082	22,533	5,225,205	623	23,022	38	5,271,421
Consumer and other	3,276	476	3,752	349,537	—	983	—	354,272
Total	$58,301	$1,558	$59,859	$17,545,113	$14,743	$77,248	$10,586	$17,707,549

	Accruing					Nonaccruing
December 31, 2017	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Purchase credit impaired	Nonaccrual (1)	Nonaccruing purchase credit impaired	Total loans
Commercial real estate:
Owner-occupied	$6,772	$104	$6,876	$2,435,819	$4,820	$11,395	$1,105	$2,460,015
All other	16,559	—	16,559	4,177,454	12,018	704	2,860	4,209,595
Consumer real estate – mortgage	14,835	1,265	16,100	2,521,748	5,249	9,320	8,797	2,561,214
Construction and land development	4,136	146	4,282	1,894,560	3,478	2,878	3,090	1,908,288
Commercial and industrial	7,406	1,348	8,754	4,114,127	1,154	17,222	84	4,141,341
Consumer and other	6,311	1,276	7,587	345,076	—	—	—	352,663
Total	$56,019	$4,139	$60,158	$15,488,784	$26,719	$41,519	$15,936	$15,633,116

(1)	Approximately $52.5 million and $45.8 million of nonaccrual loans as of December 31, 2018 and December 31, 2017, respectively, were performing pursuant to their contractual terms at those dates.

The following table details the changes in the allowance for loan losses from December 31, 2016 to December 31, 2017 to December 31, 2018 by loan classification and the allocation of allowance for loan losses (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2015	$15,513	$7,220	$2,903	$23,643	$15,616	$537	$65,432
Charged-off loans	(276)	(788)	(231)	(5,801)	(24,016)	—	(31,112)
Recovery of previously charged-off loans	208	546	545	2,138	2,895	—	6,332
Provision for loan losses	(1,790)	(414)	407	4,763	15,025	337	18,328
Balance at December 31, 2016	$13,655	$6,564	$3,624	$24,743	$9,520	$874	$58,980

Collectively evaluated for impairment	$13,595	$5,874	$3,604	$24,648	$9,293		$57,014
Individually evaluated for impairment	60	690	20	95	227		1,092
Loans acquired with deteriorated credit quality	—	—	—	—	—		—
Balance at December 31, 2016	$13,655	$6,564	$3,624	$24,743	$9,520	$874	$58,980

Loans:
Collectively evaluated for impairment	$3,188,361	$1,174,456	$906,053	$2,872,855	$265,613		$8,407,338
Individually evaluated for impairment	2,750	8,941	3,212	18,331	516		33,750
Loans acquired with deteriorated credit quality	2,385	2,520	3,408	524	—		8,837
Balance at December 31, 2016	$3,193,496	$1,185,917	$912,673	$2,891,710	$266,129		$8,449,925

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2016	$13,655	$6,564	$3,624	$24,743	$9,520	$874	$58,980
Charged-off loans	(633)	(1,461)	(137)	(4,297)	(15,518)	—	(22,046)
Recovery of previously charged-off loans	671	1,516	1,136	1,317	2,002	—	6,642
Provision for loan losses	7,495	(1,588)	4,339	3,100	9,870	448	23,664
Balance at December 31, 2017	$21,188	$5,031	$8,962	$24,863	$5,874	$1,322	$67,240

Collectively evaluated for impairment	$20,753	$4,460	$8,879	$23,181	$5,874		$63,147
Individually evaluated for impairment	95	410	66	1,627	—		2,198
Loans acquired with deteriorated credit quality	340	161	17	55	—		573
Balance at December 31, 2017	$21,188	$5,031	$8,962	$24,863	$5,874	$1,322	$67,240

Loans:
Collectively evaluated for impairment	$6,630,593	$2,534,996	$1,896,553	$4,116,677	$352,663		$15,531,482
Individually evaluated for impairment	18,214	12,172	5,167	23,426	—		58,979
Loans acquired with deteriorated credit quality	20,803	14,046	6,568	1,238	—		42,655
Balance at December 31, 2017	$6,669,610	$2,561,214	$1,908,288	$4,141,341	$352,663		$15,633,116

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2017	$21,188	$5,031	$8,962	$24,863	$5,874	$1,322	$67,240
Charged-off loans	(3,030)	(1,593)	(74)	(13,175)	(12,528)		(30,400)
Recovery of previously charged-off loans	2,096	2,653	1,863	3,035	2,711		12,358
Provision for loan losses	6,692	1,579	377	17,008	9,366	(645)	34,377
Balance at December 31, 2018	$26,946	$7,670	$11,128	$31,731	$5,423	$677	$83,575

Collectively evaluated for impairment	$26,222	$6,227	$11,100	$30,290	$5,095		$78,934
Individually evaluated for impairment	724	1,443	28	1,441	328		3,964
Loans acquired with deteriorated credit quality	—	—	—	—	—		—
Balance at December 31, 2018	$26,946	$7,670	$11,128	$31,731	$5,423	$677	$83,575

Loans:
Collectively evaluated for impairment	$7,124,117	$2,808,142	$2,066,613	$5,246,913	$353,289		$17,599,074
Individually evaluated for impairment	28,838	27,111	2,367	23,847	983		83,146
Loans acquired with deteriorated credit quality	11,999	9,194	3,475	661	—		25,329
Balance at December 31, 2018	$7,164,954	$2,844,447	$2,072,455	$5,271,421	$354,272		$17,707,549

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

At December 31, 2018, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $37.9 million to current directors, executive officers, and their related interests, of which $18.3 million had been drawn upon.  At December 31, 2017, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $26.4 million to directors, executive officers, and their related interests, of which approximately $16.1 million had been drawn upon.  These loans and extensions of credit were made in the ordinary course of business. None of these loans to directors, executive officers, and their related entities were impaired at December 31, 2018 or 2017.

At December 31, 2018, Pinnacle Financial had approximately $16.0 million in commercial loans held for sale compared to $25.5 million at December 31, 2017, which primarily included commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

Residential Lending

At December 31, 2018, Pinnacle Financial had approximately $31.8 million of mortgage loans held-for-sale compared to approximately $102.7 million at December 31, 2017. Total loan volumes sold during the year ended December 31, 2018 were approximately $1.2 billion compared to approximately $1.1 billion for the year ended December 31, 2017. During the year ended December 31, 2018, Pinnacle Financial recognized $14.6 million in gains on the sale of these loans, net of commissions paid, compared to $18.6 million and $15.8 million, respectively, during the years ended December 31, 2017 and 2016.

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

Note 7.  Premises and Equipment and Lease Commitments

Premises and equipment at December 31, 2018 and 2017 are summarized as follows (in thousands):

	Range of Useful Lives	2018	2017
Land	Not applicable	$64,898	$65,649
Buildings	15 to 30 years	170,829	164,748
Leasehold improvements	15 to 20 years	43,536	38,913
Furniture and equipment	3 to 20 years	100,946	93,841
		380,209	363,151
Less: accumulated depreciation and amortization		114,649	97,137
		$265,560	$266,014

Depreciation and amortization expense was approximately $21.5 million, $13.7 million, and $9.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities. Rent expense related to these leases for 2018, 2017 and 2016 totaled $12.4 million, $11.9 million and $8.4 million, respectively. At December 31, 2018, the approximate future minimum lease payments due under the aforementioned operating leases for their base term are as follows (in thousands):

2019	$12,889
2020	11,805
2021	11,527
2022	9,410
2023	8,820
Thereafter	43,730
$98,181

Through acquisition, Pinnacle Financial assumed a single capital lease, primarily for office space at an interest rate of 7.22% per year. Rent expense related to this lease for 2018 was approximately $225,000 and is included in total rent expense above. At December 31, 2018, the approximate future minimum lease payments due under the aforementioned capital lease for its base term are as follows (in thousands):

2019	$470
2020	470
2021	470
2022	470
2023	479
Thereafter	2,548
Total minimum lease payments	$4,907
Less: amount representing interest	1,437
Present value of net minimum lease payments	$3,470

Note 8.  Deposits

At December 31, 2018, the scheduled maturities of time deposits are as follows (in thousands):

2019	$2,458,837
2020	717,024
2021	246,827
2022	33,925
2023	9,330
Thereafter	2,300
$3,468,243

Additionally, at December 31, 2018 and 2017, approximately $1.8 billion and $1.3 billion, respectively, of time deposits had been issued in denominations of $100,000 or greater, and $819.3 million and $495.6 million, respectively, had been issued in denominations of $250,000 or greater.

At December 31, 2018 and 2017, Pinnacle Financial had $1.7 million and $3.5 million, respectively, of deposit accounts in overdraft status that have been reclassified to loans on the accompanying consolidated balance sheets.

Note 9.  Federal Home Loan Bank Advances

Pinnacle Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist Pinnacle Bank in the funding of its home mortgage and commercial real estate loan portfolios.  Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, certain qualifying commercial mortgage loans with an aggregate carrying value of approximately $5.9 billion as collateral under the borrowing agreements with the FHLB.

At December 31, 2018 and 2017, Pinnacle Bank had received advances from the FHLB totaling $1.4 billion and $1.3 billion, respectively.  Additionally, Pinnacle Financial recognized a discount of $167,000 on FHLB advances in conjunction with its acquisition of Avenue in July 2016. At December 31, 2018 there was no remaining discount. At December 31, 2017, the remaining discount was $13,000. At December 31, 2018, the scheduled maturities of FHLB advances and interest rates are as follows (in thousands):

	Scheduled Maturities	Weighted average interest rates
2019	$356,000	1.64%
2020	297,572	1.83%
2021	398,750	2.44%
2022	41,250	2.85%
2023	—	—
Thereafter	350,017	2.36%
	$1,443,589
Weighted average interest rate		2.11%

At December 31, 2018, Pinnacle Bank had accommodations which allow it to borrow from the Federal Reserve Bank of Atlanta's discount window and purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates.  These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. At December 31, 2018, Pinnacle Bank had approximately $6.2 billion in borrowing availability with the FHLB, the Federal Reserve Bank discount window, and other correspondent banks with whom Pinnacle Bank has arranged lines of credit.  At December 31, 2018, Pinnacle Bank was not carrying any balances with the Federal Reserve Bank discount window or correspondent banks under these arrangements.

Note 10.  Other Borrowings

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

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2018	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	5.59%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	4.20%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	4.45%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	5.64%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	5.69%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	5.29%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	4.84%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	4.50%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	5.92%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	4.28%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	4.25%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	4.30%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed(1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed(1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed(2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed(3)
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed(4)
BNC Subordinated Note	October 15, 2013	October 15, 2023	9,880	7.34%	30-day LIBOR + 5.0%(5)

Other Borrowings
Revolving credit facility(6)	April 26, 2018	April 25, 2019	20,000	4.10%	30-day LIBOR + 1.75%
Debt issuance costs and fair value adjustment			(7,745)
Total subordinated debt and other borrowings			$485,130

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

Note 11.  Income Taxes

Income tax expense attributable to continuing operations for each of the years ended December 31 is as follows (in thousands):

	2018	2017	2016
Current tax expense :
Federal	$73,921	$63,496	$49,769
State	4,822	860	—
Total current tax expense	78,743	64,356	49,769
Deferred tax expense:
Federal	10,162	26,339	12,776
State	1,603	1,826	1,614
Deferred tax revaluation expense	—	31,486	—
Total deferred tax expense	11,765	59,651	14,390
Total income tax expense	$90,508	$124,007	$64,159

Pinnacle Financial's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 21% to income before income taxes for 2018 and 35% for 2017 and 2016. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2018 is as follows (in thousands):

	2018	2017	2016
Income tax expense at statutory rate	$94,489	$104,295	$66,984
State excise tax expense, net of federal tax effect	5,076	1,746	1,049
Tax-exempt securities	(7,222)	(5,666)	(2,510)
Federal tax credits	(845)	(434)	(282)
Bank owned life insurance	(2,764)	(2,778)	(1,242)
Insurance premiums	(112)	(283)	(159)
Revaluation of deferred tax assets and liabilities due to Tax Cuts and Jobs Act	—	31,486	—
Excess tax benefits associated with equity compensation	(2,966)	(5,365)	—
Change in uncertain tax positions	—	—	—
Other items	4,852	1,006	319
Income tax expense	$90,508	$124,007	$64,159

Pinnacle Financial's effective tax rate for 2018 and 2017 differs from the Federal income tax rates primarily due to a state excise tax expense, investments in bank qualified municipal securities, our real estate investment trust, and tax benefits associated with share-based compensation, bank owned life insurance, and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, and for 2018, non-deductible executive compensation and FDIC premiums. Pinnacle Financial recognized a charge of $31.5 million in 2017 resulting from the revaluation of its deferred tax assets in accordance with the Tax Cuts and Jobs Act which reduced the corporate Federal tax rate from 35% to 21% effective January 1, 2018.

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Loan loss allowance	$20,449	$16,240
Loans	29,453	46,567
Insurance	1,955	614
Accrued liability for supplemental retirement agreements	6,231	7,413
Restricted stock and stock options	9,026	8,232
Securities	15,974	—
Cash flow hedge	459	499
Equity method investment	602	635
Leases	1,460	1,738
Other real estate owned	1,158	2,809
Net federal operating loss carryforward and credits	13,754	18,085
Annual incentive compensation	9,996	2,922
Other deferred tax assets	2,503	2,451
Total deferred tax assets	113,020	108,205

Deferred tax liabilities:
Depreciation and amortization	11,769	11,504
Core deposit intangible asset	11,408	14,073
Securities	—	616
REIT dividends	1,589	3,073
FHLB related liabilities	925	922
Subordinated debt	1,134	1,077
Other deferred tax liabilities	1,444	1,171
Total deferred tax liabilities	28,269	32,436
Net deferred tax assets	$84,751	$75,769

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. At December 31, 2018, the Company had federal and state loss and tax credit carryforwards of approximately $13.8 million that expire at various dates from 2028 to 2034.

A reconciliation of the beginning and ending unrecognized tax benefit related to state uncertain tax positions is as follows (in thousands):

	2018	2017	2016
Balance at January 1,	$2,838	$1,274	$134
Increases due to tax positions taken during the current year	2,245	1,564	1,140
Increases due to tax positions taken during a prior year	—	—	—
Decreases due to the lapse of the statute of limitations during the current year	—	—	—
Decreases due to settlements with the taxing authorities during the current year	—	—	—
Balance at December 31,	$5,083	$2,838	$1,274

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest and penalties were recorded for the year ended December 31, 2018.

Note 12.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2018, these commitments amounted to $6.9 billion, of which approximately $974.0 million related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At December 31, 2018, these commitments amounted to $177.5 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At December 31, 2018, Pinnacle Financial had accrued $2.9 million for the inherent risks associated with off balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these routine claims outstanding at December 31, 2018 will not have a material impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 13.  Salary Deferral Plans

Pinnacle Financial has a 401(k) retirement plan (the 401k Plan) covering all employees who elect to participate, subject to certain eligibility requirements. The 401(k) Plan allows employees to defer up to 50% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% of employee self-directed contributions during 2018, 2017, and 2016. Pinnacle Financial's expense associated with the matching component of the plan for each of the years in the three-year period ended December 31, 2018 was approximately $7.6 million, $5.9 million and $4.0 million, respectively, and is included in the accompanying consolidated statements of operations in salaries and employee benefits expense.

Pinnacle Financial has assumed supplemental retirement plans for certain directors and executive officers of banks which we have acquired. At December 31, 2018 and 2017, respectively, Pinnacle Financial had recorded $28.1 million and $34.4 million of liabilities on its balance sheet associated with these supplemental executive retirement plans. A portion of these assumed plans were fully funded with Rabbi Trust whose balances at December 31, 2018 totaled $28.9 million. At December 31, 2018, the remaining amounts that are not yet funded are included in other liabilities in the accompanying consolidated balance sheets.

Note 14.  Stock Options, Stock Appreciation Rights and Restricted Shares

At Pinnacle Financial's annual shareholders' meeting on April 17, 2018, the shareholders of Pinnacle Financial adopted the 2018 Omnibus Equity Incentive Plan (the "2018 Plan"). The 2018 Plan subsumed the then existing Pinnacle Financial Partners, Inc. 2014 Equity Incentive Plan (the "2014 Plan") including the approximately 500,000 shares in the aggregate that remained available for issuance thereunder on the date the 2018 Plan was approved by shareholders and increased the maximum number of shares of common stock that may be issued to associates, directors and contractors of Pinnacle Financial and Pinnacle Bank by an additional 1.2 million shares. The 2018 Plan permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or that expire unexercised and are returned to the 2018 Plan. At December 31, 2018, there were approximately 1.7 million shares available for issuance under the 2018 Plan.

The BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan (the "BNC Plan") was assumed by Pinnacle Financial in connection with the BNC Merger. As of December 31, 2018, the BNC Plan had approximately 9,000 shares remaining available for issuance to existing associates that were previously BNC associates in future periods. No new awards may be granted under plans other than the 2018 Plan except for shares remaining available for issuance to the former BNC associates pursuant to the BNC Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further shares remain available for issuance under the CapitalMark Option Plan. At December 31, 2018, all of the remaining options outstanding were granted under the CapitalMark Option Plan.

Common Stock Options and Stock Appreciation Rights

As of December 31, 2018, of the 176,709 stock options outstanding, approximately 106,173 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while approximately 70,536 options would be deemed non-qualified stock options and thus not subject to favorable tax treatment to the option holder. Favorable treatment generally refers to the recipient of the award not having to report ordinary income at the date of exercise assuming certain conditions are met. All stock options granted under the Pinnacle Financial equity incentive plans vested in equal increments over five years from the date of grant, are fully vested as of December 31, 2018 and are exercisable over a period of ten years from the date of grant.  All stock options granted under the CapitalMark Plan were fully vested at the date of the CapitalMark merger.

A summary of stock option and stock appreciation right activity within the equity incentive plans during each of the years in the three-year period ended December 31, 2018 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000's)
Outstanding at December 31, 2015	1,251,601	$21.23
Granted	—	—
Stock options exercised	(698,673)	21.63
Stock appreciation rights exercised (2)	(2,435)	15.60
Forfeited	(3)	29.50
Outstanding at December 31, 2016	550,490	$20.75
Granted	—	—
Stock options exercised (3)	(275,904)	20.09
Forfeited	—	—
Outstanding at December 31, 2017	274,586	$21.40
Granted	—	—
Stock options exercised	(97,877)	18.91
Forfeited	—	—
Outstanding at December 31, 2018	176,709	$22.77	2.23	$4,123
Options exercisable at December 31, 2018	176,709	$22.77	2.23	$4,123

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial Common Stock of $46.10 per common share at December 31, 2018 for the 176,709 options that were in-the-money at December 31, 2018.

(2)	The 2,435 stock appreciation rights exercised during 2016 settled in 1,137 shares of Pinnacle Financial Common Stock.

(3)	Includes 750 stock options which were exercised in a stock swap transaction which settled in 277 shares of Pinnacle Financial common stock.

During each of the years in the three-year period ended December 31, 2018, the aggregate intrinsic value of stock options and stock appreciation rights exercised under Pinnacle Financial's equity incentive plans was $2.7 million, $12.7 million and $21.7 million, respectively, determined as of the date of option exercise.

There have been no options granted by Pinnacle Financial since 2008. All stock option awards granted by Pinnacle Financial were fully vested during 2013. Stock options granted under the CapitalMark Plan were fully vested at the time of acquisition. As such, there was no impact on the results of operations for stock-based compensation related to stock options for the three-year period ended December 31, 2018, except for windfall tax benefits recorded as a component of income tax expense.

Restricted Shares

A summary of activity for unvested restricted share awards for the years ended December 31, 2018, 2017, and 2016 follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2015	866,314	$31.39
Shares awarded	177,664	48.61
Conversion of previously awarded restricted share units to restricted share awards	43,694	46.37
Restrictions lapsed and shares released to associates/directors	(245,873)	28.39
Shares forfeited	(21,260)	39.88
Unvested at December 31, 2016	820,539	$36.47
Shares awarded	261,942	67.14
Conversion of previously awarded restricted share units to restricted share awards	43,680	69.40
Shares assumed in connection with acquisition of BNC	136,890	67.25
Restrictions lapsed and shares released to associates/directors	(292,896)	37.59
Shares forfeited	(34,020)	54.71
Unvested at December 31, 2017	936,135	$50.08
Shares awarded	180,450	62.40
Conversion of previously awarded restricted share units to restricted share awards	6,200	67.85
Restrictions lapsed and shares released to associates/directors	(400,820)	46.33
Shares forfeited	(29,159)	59.51
Unvested at December 31, 2018	692,806	$55.19

Pinnacle Financial grants restricted share awards to associates (including members of executive management) and outside directors with a combination of time and, in the case of the annual leadership team award, performance vesting criteria. The following tables outline restricted stock grants that were made by grant year, grouped by similar vesting criteria, during the three-year period ended December 31, 2018. The table below reflects the life-to-date activity for these awards:

Grant Year	Group (1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Withheld for taxes by participants	Shares Forfeited by participants (7)	Shares Unvested
Time Based Awards
2016	Associates (2)	5	143,273	37,574	14,249	17,942	73,508
2017	Associates (2)	3 - 5	248,265	42,615	12,687	27,647	165,316
2017	Associates (2) (3)	3 - 5	136,890	85,061	2,415	1,292	48,122
2018	Associates (2)	3 - 5	147,601	224	89	4,927	142,361
2018	Associates (2) (3)	3 - 5	16,777	—	—	500	16,277
Performance Based Awards
2016	Leadership team (4)	3	43,694	14,991	7,324	—	21,379
2016	Leadership team (5)	3	15,468	3,904	1,250	—	10,314
2017	Leadership team (4)	3	43,680	14,649	7,664	—	21,367
2018	Leadership team (4)	3	6,200	4,340	1,860	—	—
Outside Director Awards (6)
2016	Outside directors	1	18,923	15,471	2,266	1,186	—
2017	Outside directors	1	13,677	12,139	1,538	—	—
2018	Outside directors	1	16,072	1,148	—	—	14,924

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

(3)
Restricted share awards issued to associates that were former associates of BNC and to Pinnacle Financial's Chairman of the Carolina's and Virginia pursuant to legacy BNC incentive plans assumed by Pinnacle Financial.

(4)
Reflects conversion of restricted share units issued in prior years to restricted share awards. The forfeiture restrictions on these restricted share awards lapse should Pinnacle Financial achieve certain soundness targets at the end of the fifth year following the grant date. See further details of these awards under the caption "Restricted Share Units" below.

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

(7)
These shares represent forfeitures resulting from recipients whose employment or board membership is terminated during each of the years in the three-year period ended December 31, 2018 or for which the performance criteria applicable to the award are not achieved. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Compensation expense associated with the performance-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards are anticipated to lapse based on a graded vesting schedule such that each tranche is amortized separately.  Compensation expense associated with the time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award.

Restricted Share Units

The following table details the restricted share unit awards (all of which are performance units) outstanding at December 31, 2018:

	Units Awarded		Applicable Performance Periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Period in which shares to be settled into RSAs(2)
Grant year	Named Executive Officers (NEOs) (1)	Leadership Team other than NEOs
2018	96,878-145,339	25,990	2018	2	3	2023
			2019	2	2	2023
			2020	2	1	2023
2017	72,537-109,339	24,916	2017	2	3	2022
			2018	2	2	2022
			2019	2	1	2022
2016	73,474-110,223	26,683	2016	2	3	2021
			2017	2	2	2021
			2018	2	1	2021
2015	58,200-101,850	28,378	2015	2	3	2020
			2016	2	2	2020
			2017	2	1	2020

(1)	The named executive officers are awarded a range of awards that may be earned based on attainment of goals at a target level of performance to the maximum level of performance.

(2)
Performance-based vesting restricted stock unit awards granted in the years ended December 31, 2015 through December 31, 2018, if earned, will be settled in shares of Pinnacle Financial Common Stock in the periods noted in the table, if Pinnacle Bank's ratio of non-performing assets to the assets is less than amounts established in the applicable award agreement.

A summary of stock compensation expense, net of the impact of income taxes, related to restricted share awards and restricted share units for the three-year period ended December 31, 2018, follows (in thousands):

	2018	2017	2016

Restricted stock expense	$17,636	$19,538	$10,971
Income tax benefit	4,610	7,665	4,306
Restricted stock expense, net of income tax benefit	$13,026	$11,873	$6,665

As of the December 31, 2018, the total compensation cost related to unvested restricted share awards and restricted share units not yet recognized was $32.9 million. This expense is expected to be recognized over a weighted-average period of 1.77 years.

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

A summary of Pinnacle Financial's interest rate swaps to facilitate customer transactions as of December 31, 2018 and 2017 is included in the following table (in thousands):

	December 31, 2018		December 31, 2017
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Assets	$1,059,724	$22,273	$748,625	$13,771
Liabilities	1,059,724	(22,401)	748,625	(13,866)
Total	$2,119,448	$(128)	$1,497,250	$(95)

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Year ended December 31,
		2018	2017	2016
Interest rate swap agreements	Other noninterest income	$(33)	$39	$65

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. A summary of Pinnacle Financial's cash flow hedge relationships as of December 31, 2018 and 2017 are as follows (in thousands):

					December 31, 2018		December 31, 2017
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivatives
Interest rate swap agreements	Other liabilities	3.34	3.09%	3 month LIBOR	$99,000	$(1,757)	$200,000	$(4,583)

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the years ended December 31, 2018, 2017 and 2016 were as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	Years ended December 31,
	2018	2017	2016
Interest rate swap agreements	$2,660	$2,487	$(749)

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive (loss) income would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Pinnacle Financial expects the hedges to continue to be highly effective and qualify for hedge accounting during the remaining terms of the swaps. No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the years ended December 31, 2018, 2017 or 2016, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months. On October 24, 2018, cash flow swaps with a notional amount of $101.0 million were terminated resulting in a cash settlement equal to previously unrealized gains of $1.0 million. These gains are included in accumulated other comprehensive income and are being amortized into net income over the remaining contractual terms of the swaps.

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

A summary of Pinnacle Financial's fair value hedge relationships as of December 31, 2018 and 2017 are as follows (in thousands):

					December 31, 2018		December 31, 2017
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivatives
Interest rate swap agreements - securities	Other liabilities	8.04	3.08%	3 month LIBOR	$477,905	$(14,796)	$—	$—
Interest rate swap agreements - loans	Other liabilities	2.63	2.77%	3 month LIBOR	900,000	(7,037)	—	—
		4.51	2.88%		$1,377,905	$(21,833)	$—	$—

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the years end December 31, 2018, 2017 and 2016 were as follows:

	Location of Gain on Derivative	Amount of Gain Recognized in Income
		Year ended December 31,
Liability derivatives		2018	2017	2016
Interest rate swap agreements - securities	Interest income on securities	$(14,796)	$—	$—
Interest rate swap agreements - loans	Interest income on loans	$(7,037)	$—	$—

	Location of Loss on Hedged Item	Amount of Loss Recognized in Income
		Years ended December 31,
Liability derivatives		2018	2017	2016
Interest rate swap agreements - securities	Interest income on securities	$14,796	$—	$—
Interest rate swap agreements - loans	Interest income on loans	$7,037	$—	$—

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at December 31, 2018 and 2017:

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Line item on the balance sheet
Securities available-for-sale	$513,116	$—	$14,796	$—
Loans (1)	$907,037	$—	$7,037	$—

(1)
The carrying amount as shown represents the designated last-of-layer. At December 31, 2018, the total amortized cost basis of the closed portfolio of loans designated in these hedging relationships was $2.7 billion.

Note 16.  Employment Contracts

Pinnacle Financial has entered into, and subsequently amended employment agreements with five of its senior executives: the President and Chief Executive Officer, the Chairman of the Board, the Chairman of the Carolinas and Virginia, the Chief Administrative Officer and the Chief Financial Officer.  Other than the agreement with the Chairman of the Carolinas and Virginia, these agreements, as amended, automatically renew each year on January 1 for an additional year unless any of the parties to the agreements gives notice of intent not to renew the agreement prior to November 30th of the preceding year, in which case the agreement terminates 30 days later. The agreement with the Chairman of the Carolinas and Virginia has a three-year term that expires on June 16, 2020 and is thereafter renewable in the same manner as the other senior executives' agreements. The agreements specify that in certain defined "Terminating Events," Pinnacle Financial will be obligated to pay each of the four senior executives certain amounts, which vary according to the Terminating Event, which is based on their annual salaries and bonuses. These Terminating Events include termination for disability, cause, without cause and other events. The agreement with the Chairman of the Carolinas and Virginia also provides for the payment of certain deferred benefits under his prior employment agreement with BNC upon termination of his employment with Pinnacle Financial.

In connection with the Avenue Merger, Pinnacle Financial entered into an employment agreement with its Vice Chairman. This agreement is on similar terms as the employment agreements with the four senior executives described above, except that it provides for a fixed three-year term and does not automatically renew.

Note 17.  Related Party Transactions

Also see Note 6 - "Loans and Allowance for Loan Losses", concerning loans and other extensions of credit to certain directors, officers, and their related entities and individuals and Note 13 – "Salary Deferral Plans" regarding supplemental retirement agreement obligations to certain directors who were formerly directors of acquired banks.

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

Other assets – Included in other assets are certain assets carried at fair value, including interest rate swap agreements, cash flow hedge agreements and interest rate locks associated with the mortgage loan pipeline.  The carrying amount of interest rate swap agreements is based on Pinnacle Financial's pricing models that utilize observable market inputs. The fair value of the cash flow hedge agreements is determined by calculating the difference between the discounted fixed rate cash flows and the discounted variable rate cash flows.  The fair value of the mortgage loan pipeline rate locks is based upon the projected sales price of the underlying loans, taking into account market interest rates and other market factors at the measurement date, net of the projected fallout rate.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

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

The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2018 and 2017, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2018
Investment securities available-for-sale:
U.S. treasury securities	$30,300	$—	$30,300	$—
U.S. government agency securities	70,159	—	70,159	—
Mortgage-backed securities	1,310,945	—	1,310,945	—
State and municipal securities	1,229,654	—	1,215,059	14,595
Asset- backed securities	375,582	—	375,582	—
Corporate notes and other	67,046	—	67,046	—
Total investment securities available-for-sale	3,083,686	—	3,069,091	14,595
Other investments	50,791	—	24,369	26,422
Other assets	24,524	—	24,524	—
Total assets at fair value	$3,159,001	$—	$3,117,984	$41,017

Other liabilities	$46,550	$—	$46,550	$—
Total liabilities at fair value	$46,550	$—	$46,550	$—

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2017
Investment securities available-for-sale:
U.S. treasury securities	$30,445	$—	$30,445	$—
U.S. government agency securities	180,801	—	180,801	—
Mortgage-backed securities	1,263,819	—	1,263,819	—
State and municipal securities	784,612	—	767,583	17,029
Asset- backed securities	173,292	—	173,292	—
Corporate notes and other	82,314	—	82,314	—
Total investment securities available-for-sale	2,515,283	—	2,498,254	17,029
Other investments	53,796	—	24,922	28,874
Other assets	11,812	—	11,812	—
Total assets at fair value	$2,580,891	$—	$2,534,988	$45,903

Other liabilities	$13,886	$—	$13,886	$—
Total liabilities at fair value	$13,886	$—	$13,886	$—

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017 (in thousands):

December 31, 2018	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total gains (losses) for the period ended
Other real estate owned	$15,165	$—	$—	$15,165	$(84)
Impaired loans, net (1)	40,830	—	—	40,830	(1,214)
Total	$55,995	$—	$—	$55,995	$(1,298)

December 31, 2017
Other real estate owned	$27,831	$—	$—	$27,831	$203
Impaired loans, net (1)	22,723	—	—	22,723	(4)
Total	$50,554	$—	$—	$50,554	$199

(1)	Amount is net of a valuation allowance of $4.0 million and $2.2 million at December 31, 2018 and 2017, respectively, as required by ASC 310-10, "Receivables."

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the year ended December 31, 2018, there were no transfers between Levels 1, 2 or 3. There were $12.2 million transfers out of Level 3 of the valuation hierarchy representing equity securities for which the fair values have been deemed to be not readily determinable and for which the securities are currently carried at cost and evaluated for impairment.

The table below includes a rollforward of the balance sheet amounts for the years ended December 31, 2018 and December 31, 2017, (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the year ended December 31,
	2018			2017
	Available-for-sale Securities	Other assets	Other liabilities	Available-for-sale Securities	Other assets	Other liabilities
Fair value, Jan. 1	$17,029	$28,874	$—	$—	$10,478	$—
Total net realized losses included in income	34	2,932	—	66	605	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at Dec. 31	(1,300)	—	—	709	—	—
Acquired	—	—	—	16,254	17,062	—
Purchases	—	9,013	—	—	2,330	—
Issuances	—	—	—	—	—	—
Settlements	(1,168)	(2,231)	—	—	(1,601)	—
Transfers out of Level 3	—	(12,166)	—	—	—	—
Fair value, Dec. 31	$14,595	$26,422	$—	$17,029	$28,874	$—
Total realized losses included in income related to financial assets and liabilities still on the consolidated balance sheet at Dec. 31	$34	$2,932	$—	$66	$605	$—

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2018 and 2017, respectively. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at December 31, 2018 and 2017.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

December 31, 2018	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$194,282	$193,131	$—	$193,131	$—
Loans, net	17,623,974	17,288,795	—	—	17,288,795
Consumer loans held-for-sale	34,196	34,929	—	34,929	—
Commercial loans held-for-sale	15,954	16,296	—	16,296	—

Financial liabilities:
Deposits and securities sold under agreements to repurchase	18,953,848	18,337,848	—	—	18,337,848
Federal Home Loan Bank advances	1,443,589	1,432,003	—	—	1,432,003
Subordinated debt and other borrowings	485,130	464,616	—	—	464,616

Off-balance sheet instruments:
Commitments to extend credit (2)	6,921,689	1,733	—	—	1,733
Standby letters of credit (3)	177,475	1,131	—	—	1,131

December 31, 2017
Financial assets:
Securities held-to-maturity	$20,762	$20,830	$—	$20,830	$—
Loans, net	15,565,876	15,252,953	—	—	15,252,953
Consumer loans held-for-sale	103,729	104,986	—	104,986	—
Commercial loans held-for-sale	25,456	25,761	—	25,761	—

Financial liabilities:
Deposits and securities sold under agreements to repurchase	16,586,964	16,516,342	—	—	16,516,342
Federal Home Loan Bank advances	1,319,909	1,313,311	—	—	1,313,311
Subordinated debt and other borrowings	465,505	445,098	—	—	445,098

Off-balance sheet instruments:
Commitments to extend credit (2)	5,788,425	2,264	—	—	2,264
Standby letters of credit (3)	143,684	800	—	—	800

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each period, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments. In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio. Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at both December 31, 2018 and 2017, respectively, Pinnacle Financial included in other liabilities $1.7 million and $2.3 million representing the inherent risks associated with these off-balance sheet commitments.

(3)
At December 31, 2018 and 2017, the fair value of Pinnacle Financial's standby letters of credit totaled $1.1 million and $800,000, respectively. This amount represents the unamortized fee associated with these standby letters of credit, which were priced at market when issued, and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value.  This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 19.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary and disclosures surrounding those VIE's which have not been consolidated. The consolidation methodology provided in this footnote as of December 31, 2018 and 2017 has been prepared in accordance with ASC 810.

Non-consolidated Variable Interest Entities

At December 31, 2018, Pinnacle Financial did not have any consolidated VIEs to disclose but did have the following non-consolidated VIEs: low income housing partnerships, trust preferred issuances, troubled debt restructuring commercial loans, and managed discretionary trusts.

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

The following table summarizes VIE's that are not consolidated by Pinnacle Financial as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018		December 31, 2017
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Classification
Low Income Housing Partnerships	$39,582	$—	$23,912	$—	Other Assets
Trust Preferred Issuances	N/A	132,995	N/A	132,995	Subordinated Debt
Commercial Troubled Debt Restructurings	1,352	—	3,760	—	Loans
Managed Discretionary Trusts	N/A	N/A	N/A	N/A	N/A

Note 20.  Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years. Under Tennessee corporate law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity, and other needs. In addition to state law limitations on Pinnacle Financial's ability to pay dividends, the Federal Reserve imposes limitations on Pinnacle Financial's ability to pay dividends. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if Pinnacle Financial's regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer. During the year ended December 31, 2018, Pinnacle Bank paid $83.1 million in dividends to Pinnacle Financial. As of December 31, 2018, Pinnacle Bank could pay approximately $510.2 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Pinnacle Financial initiated payment of a quarterly dividend of $0.08 per share of common stock in the fourth quarter of 2013 and has since increased the dividend to $0.12 beginning in the first quarter of 2015, to $0.14 beginning in the first quarter of 2016, and to $0.16 beginning in the fourth quarter of 2018. During the first quarter of 2019, Pinnacle Financial’s board of directors declared a dividend of $0.16 per share. The amount and timing of all future dividend payments, if any, is subject to the discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and of Tier 1 capital to average assets.

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for Pinnacle Financial on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The Basel III rules, also establish a capital conservation buffer of 2.5% (to be phased in over three years) above the regulatory minimum risk-based capital ratios. The phase-in of the capital conservation buffer requirement commenced in January 2016 at 0.625% of risk-weighted assets and increases each year by a like percentage until fully implemented in January 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes, as of December 31, 2018, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain certain total, Tier 1, common equity Tier 1 and Tier 1 leverage capital ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital to risk weighted assets:
Pinnacle Financial	$2,580,143	12.2%	$1,691,017	8.0%	N/A	N/A
Pinnacle Bank	$2,432,419	11.5%	$1,686,046	8.0%	$2,107,558	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,024,193	9.6%	$1,268,263	6.0%	N/A	N/A
Pinnacle Bank	$2,218,003	10.5%	$1,264,535	6.0%	$1,686,046	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$2,024,070	9.6%	$951,197	4.5%	N/A	N/A
Pinnacle Bank	$2,217,880	10.5%	$948,401	4.5%	$1,369,912	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,024,193	8.9%	$909,102	4.0%	N/A	N/A
Pinnacle Bank	$2,218,003	9.8%	$906,185	4.0%	$1,132,731	5.0%

December 31, 2017
Total capital to risk weighted assets:
Pinnacle Financial	$2,266,161	12.0%	$1,509,496	8.0%	N/A	N/A
Pinnacle Bank	$2,134,344	11.3%	$1,504,765	8.0%	$1,880,956	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$1,725,323	9.1%	$1,132,122	6.0%	N/A	N/A
Pinnacle Bank	$1,936,313	10.3%	$1,128,574	6.0%	$1,504,765	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$1,725,219	9.1%	$849,092	4.5%	N/A	N/A
Pinnacle Bank	$1,936,209	10.3%	$846,430	4.5%	$1,222,621	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$1,725,323	8.6%	$797,861	4.0%	N/A	N/A
Pinnacle Bank	$1,936,313	9.7%	$796,235	4.0%	$995,294	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

Pinnacle Financial's total assets exceeded $15.0 billion as a result of its acquisitions, which caused the subordinated debentures Pinnacle Financial and its acquired banks' previously issued in connection with the trust preferred securities of their affiliates to cease to qualify as Tier 1 capital under applicable banking regulations. Though these securities no longer qualify as Tier 1 capital, Pinnacle Financial believes these subordinated debentures continue to qualify as Tier 2 capital.

Note 21.  Parent Company Only Financial Information

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2018 and 2017 and for each of the years in the three-year period ended December 31, 2018 (in thousands):
CONDENSED BALANCE SHEETS

	2018	2017
Assets:
Cash and cash equivalents	$94,043	$64,851
Investments in bank	4,096,349	3,855,483
Investments in consolidated subsidiaries	6,511	6,025
Investment in unconsolidated subsidiaries:
Statutory Trusts	3,995	3,995
Other investments	79,646	69,256
Current income tax receivable	19,032	20,017
Other assets	26,668	29,524
	$4,326,244	$4,049,151
Liabilities and stockholders' equity:
Income taxes payable to subsidiaries	—	24
Subordinated debt and other borrowings	357,153	337,818
Other liabilities	3,151	3,357
Stockholders' equity	3,965,940	3,707,952
	$4,326,244	$4,049,151

CONDENSED STATEMENTS OF OPERATIONS

	2018	2017	2016
Revenues:
Income from bank subsidiaries	$83,090	63,100	27,663
Income from nonbank subsidiaries	1,214	297	5,198
Income from equity method investment	13,731	10,126	7,663
Other income	266	380	21
Expenses:
Interest expense	11,821	9,856	1,997
Personnel expense, including stock compensation	17,636	16,629	10,971
Other expense	7,194	8,076	3,653
Income before income taxes and equity in undistributed income of subsidiaries	61,650	39,342	23,924
Income tax benefit	(8,570)	(12,748)	(3,428)
Income before equity in undistributed income of subsidiaries	70,220	52,090	27,352
Equity in undistributed income of bank subsidiaries	288,728	121,341	104,318
Equity in undistributed income (loss) of nonbank subsidiaries	492	548	(4,445)
Net income	$359,440	$173,979	$127,225

CONDENSED STATEMENTS OF CASH FLOWS

	2018	2017	2016
Operating activities:
Net income	$359,440	$173,979	$127,225
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and accretion	105	48	(144)
Stock-based compensation expense	17,636	19,538	10,971
Increase (decrease) in income tax payable, net	(24)	24	(12)
Deferred tax expense	(549)	5,919	1,025
Income from equity method investments, net	(13,731)	(10,126)	(7,663)
Dividends received from equity method investment	5,872	5,655	3,255
Excess tax benefit from stock compensation	(2,966)	(5,365)	(4,604)
Loss (gain) on other investments	(209)	(350)	497
Decrease (increase) in other assets	4,390	(3,989)	2,636
Increase (decrease) in other liabilities	2,758	(9,194)	3,157
Equity in undistributed income of bank subsidiary	(288,728)	(121,341)	(104,318)
Equity in undistributed income of nonbank subsidiary	(492)	(548)	4,445
Net cash provided by operating activities	83,502	54,250	36,470
Investing activities:
Investment in consolidated banking subsidiaries	—	(182,288)	(118,878)
Increase in equity method investment	—	—	(11,400)
Increase in other investments	(2,321)	(815)	(710)
Net cash provided by (used in) investing activities	(2,321)	(183,103)	(130,988)
Financing activities:
Net (decrease) increase in subordinated debt and other borrowings	19,230	(60)	118,294
Proceeds from common stock issuance	—	192,194	—
Exercise of common stock options and stock appreciation rights, net of repurchase of restricted shares	(5,071)	493	11,589
Repurchase of common stock	(20,694)	—	—
Excess tax benefit from stock compensation	—	—	4,604
Common dividends paid	(45,454)	(35,907)	(24,725)
Net cash provided by (used in) financing activities	(51,989)	156,720	109,762
Net increase in cash	29,192	27,867	15,244
Cash and cash equivalents, beginning of year	64,851	36,984	21,740
Cash and cash equivalents, end of year	$94,043	$64,851	$36,984
Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial under Tennessee banking laws. Pinnacle Bank paid dividends of $83.1 million, $63.1 million and $27.7 million, respectively to Pinnacle Financial in each of the years ended December 31, 2018, 2017 and 2016.

Note 22.  Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2018 follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Interest income	$211,528	$230,984	$248,110	$256,095
Net interest income	174,471	182,236	189,420	190,215
Provision for loan losses	6,931	9,402	8,725	9,319
Net income before taxes	103,143	109,865	118,183	118,757
Net income	83,510	86,865	93,747	95,318
Basic net income per share	$1.08	$1.13	$1.22	$1.24
Diluted net income per share	$1.08	$1.12	$1.21	$1.23

2017
Interest income	$102,143	$123,743	$202,167	$208,085
Net interest income	88,767	106,627	173,182	174,731
Provision for loan losses	3,651	6,812	6,920	6,281
Net income before taxes	53,444	63,074	99,503	81,965
Net income	39,653	43,086	64,442	26,798
Basic net income per share	$0.83	$0.81	$0.84	$0.35
Diluted net income per share	$0.82	$0.80	$0.83	$0.35

2016
Interest income	$80,974	$83,762	$97,380	$101,493
Net interest income	73,902	75,044	86,635	89,413
Provision for loan losses	3,894	5,280	6,108	3,046
Net income before taxes	41,800	46,546	48,693	54,345
Net income	27,964	30,787	32,377	36,097
Basic net income per share	$0.70	$0.75	$0.71	$0.79
Diluted net income per share	$0.68	$0.73	$0.71	$0.78

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of Pinnacle Financial's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2018 was carried out under the supervision and with the participation of Pinnacle Financial's Principal Executive Officer, Principal Financial Officer and other members of the Company’s senior management. Based up that evaluation, Pinnacle Financial's Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2018, due to the identification of a material weakness in Pinnacle Financial's internal control over financial reporting related to mortgage loan account set up controls, as further described below, Pinnacle Financial's disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by Pinnacle Financial in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to Pinnacle Financial's management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Notwithstanding the identified material weakness related to Pinnacle Financial's control environment, Pinnacle Financial believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects Pinnacle Financial's financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management Report on Internal Control Over Financial Reporting

The report of Pinnacle Financial's management on Pinnacle Financial's internal control over financial reporting begins on page 79 of this Annual Report on Form 10-K.  The report of Pinnacle Financial's independent registered public accounting firm on Pinnacle Financial's internal control over financial reporting is set forth on page 82 of this Annual Report on Form 10-K.

Changes in Internal Controls

Other than as described in Pinnacle Financial's management report on internal control over financial reporting beginning on page 79 of this Annual Report on Form 10-K, no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)or 15d-15(f)) occurred during the fiscal quarter ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As discussed in Pinnacle Financial's management report on internal control over financial reporting beginning on page 79 of this Annual Report on Form 10-K, we identified certain control deficiencies during 2018 that constituted a material weakness in our internal control over financial reporting as of December 31, 2018. This material weakness did not result in any material misstatement of our financial statements and disclosures for the fiscal years ended December 31, 2018, 2017 or 2016. As discussed above, we took actions during the fourth quarter of 2018 in an effort to remediate the material weakness related to our internal controls related to the timely verification of the existence and accuracy of certain residential mortgage loans booked to our core processing system. The identified material weakness in internal control over financial reporting will not be considered fully addressed until the performance of the internal controls related to this material weakness have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. We will continue to work on testing these controls in order to make this final determination.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2019 under the headings "Corporate Governance-Code of Conduct," "Proposal #1 Election of Directors-Audit Committee," "Proposal #1 Election of Directors," "Executive Officers," and "Section 16A Beneficial Ownership Reporting Compliance" and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2019 under the headings "Proposal #1 Election of the Directors-Director Compensation" and "Executive Compensation" and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this Item regarding security ownership of certain beneficial owners and management will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2019 under the heading, "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

The following table summarizes information concerning Pinnacle Financial's equity compensation plans at December 31, 2018:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)(2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders:
2014 Equity Incentive Plan	401,389	—	—
2018 Omnibus Equity Incentive Plan	171,329	—	1,664,101
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	572,718	$—	1,664,101

(1)
Includes 171,329 and 401,389 performance-based restricted stock units under the 2018 Plan and the 2014 Plan, respectively. Performance-based restricted stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and are to be settled for shares of common stock. Accordingly, they have been disregarded for purposes of computing the weighted-average exercise price.

(2)
All of CapitalMark's outstanding stock options vested upon consummation of the CapitalMark merger and were converted into options to purchase shares of Pinnacle Financial's Common Stock. 176,709 shares of Pinnacle Financial's common stock remain subject to outstanding options issued to the CapitalMark option holders and the weighted average exercise price of those options is $21.38.

(3)
In connection with the BNC Merger, the Company assumed and subsequently amended and restated the BNC Bancorp 2013 Stock Incentive Plan. No options, warrants, rights or restricted stock units are outstanding under this plan, and 9,198 shares remained available for issuance thereunder as of December 31, 2018.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2019 under the headings, "Certain Relationships and Related Transactions," and "Corporate Governance-Director Independence" and are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2019 under the heading, "Independent Registered Public Accounting Firm" and are incorporated herein by reference.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

Exhibit No.	Description
2.1†
Agreement and Plan of Merger by and among Pinnacle Financial Partners, Inc., BNC Bancorp and Blue Merger Sub, Inc., dated as of January 22, 2017, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017.

3.1	Amended and Restated Charter, as amended (restated for SEC filing purposes only), incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 18, 2018.
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

Exhibit No.	Description
10.5#	Form of 2011TARP CRP Executive Officer Time Vested Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 19, 2011.
10.6#
Pinnacle Financial Partners, Inc. Amended and Restated 2004 Equity Incentive Plan, effective as of April 20, 2004, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2012.

10.7#	Form of Named Executive Officers 2013 Restricted Stock Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2013.
10.8#
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

10.12#	Form of Named Executive Officers 2014 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2014.
10.13#
Amendment No. 2 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner, incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014.

10.14#
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

10.19#	Form of Named Executive Officers 2015 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2015.
10.20#
CapitalMark Bank & Trust Amended and Restated Stock Option Plan, effective as of July 31, 2015, incorporated herein by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 filed August 10, 2015.

10.21
Loan Agreement by and between Pinnacle Financial Partners, Inc., as Borrower, and U.S. Bank National Association, as Lender, dated as of March 29, 2016, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2016.

10.22#
Employment Agreement, effective as of July 1, 2016, by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Ronald L. Samuels, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016.

Exhibit No.	Description
10.23#	Form of Pinnacle Financial Partners, Inc. 2016 Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2016.
10.24#
Supplemental Executive Retirement Plan Agreement between Avenue Bank and Ronald Samuels, dated October 26, 2007, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2016.

10.25#	Pinnacle Financial Partners, Inc. 2017 Annual Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017.
10.26
First Amendment to Loan Agreement by and between Pinnacle Financial Partners, Inc., as Borrower, and U.S. Bank National Association, as Lender, dated as of March 27, 2017, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 5, 2017.

10.27
Second Amendment to Loan Agreement by and between Pinnacle Financial Partners, Inc., as Borrower, and U.S. Bank National Association, as lender, dated as of April 26, 2017, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 5, 2017.

10.28#
Employment Agreement, effective as of June 16, 2017, by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Richard D. Callicutt II, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2017.

10.29#
Salary Continuation Agreement dated as of December 12, 2016, between Richard D. Callicutt II and Bank of North Carolina, incorporated herein by reference to Exhibit 10.1 to BNC Bancorp’s Current Report on Form 8-K filed on December 16, 2016.

10.30#	BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 16, 2017.
10.31#
Form of Pinnacle Financial Partners, Inc. Named Executive Officer Performance Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 26, 2018.

10.32#	Pinnacle Financial Partners, Inc. 2018 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 26, 2018.
10.33#	Pinnacle Financial Partners, Inc. 2018 Omnibus Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 18, 2018.
10.34
Third Amendment to Loan Agreement dated as of March 27, 2018 by and between U.S. Bank National Association and Pinnacle Financial Partners, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 1, 2018.

10.35
Fourth Amendment to Loan Agreement dated as of April 26, 2018 by and between U.S. Bank National Association and Pinnacle Financial Partners, Inc., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 1, 2018.

10.36#
Form of Directors Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.37#
Form of Named Executive Officers Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.38#
Form of Associate Time-Vested Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.39#	Form of Named Executive Officers 2019 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2019.
10.40#	Pinnacle Financial Partners, Inc. 2019 Annual Cash Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 18, 2019.
21.1*	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1*	Consent of Crowe LLP
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Documents

Exhibit No.	Description
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

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

PINNACLE FINANCIAL PARTNERS, INC

	By:	/s/ M. Terry Turner
M. Terry Turner
Date: February 28, 2019		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 28, 2019
Robert A. McCabe, Jr.

/s/ M. Terry Turner	Director, President and Chief Executive Officer	February 28, 2019
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 28, 2019
Harold R. Carpenter	(Principal Financial and Accounting Officer)

/s/ Ronald L. Samuels	Vice Chairman of the Board	February 28, 2019
Ronald L. Samuels

/s/ Richard D. Callicutt	Director, Chairman of the Carolinas and Virginia	February 28, 2018
Richard D. Callicutt

/s/ Abney S. Boxley	Director	February 28, 2019
Abney S. Boxley

/s/ Charles E. Brock	Director	February 28, 2019
Charles E. Brock

/s/ Renda J. Burkhart	Director	February 28, 2019
Renda J. Burkhart

/s/ Gregory L. Burns	Director	February 28, 2019
Gregory L. Burns

/s/ Marty G. Dickens	Director	February 28, 2019
Marty G. Dickens

/s/ Thomas C. Farnsworth, III	Director	February 28, 2019
Thomas C. Farnsworth, III

/s/ Joseph Galante	Director	February 28, 2019
Joseph Galante

/s/ Glenda Baskin Glover	Director	February 28, 2019
Glenda Baskin Glover

/s/ David B. Ingram	Director	February 28, 2019
David B. Ingram

/s/ Gary Scott	Director	February 28, 2019
Gary Scott

/s/ Thomas R. Sloan	Director	February 28, 2018
Thomas R. Sloan

/s/ Reese L. Smith, III	Director	February 28, 2019
Reese L. Smith, III

/s/ G. Kennedy Thompson	Director	February 28, 2018
G. Kennedy Thompson