Form 10-Q
period 2019-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2019-05-03
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock, par value $1.00	PNFP	Nasdaq Global Select Market

As of April 30, 2019 there were 76,958,235 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2019

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:  (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits; (iii) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the historical growth rate of its, or such entities', loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of compression to net interest margin; (vii) greater than anticipated adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina and Virginia,  particularly in commercial and residential real estate markets; (viii) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating or that affect the yield curve; (ix) the results of regulatory examinations; (x) a merger or acquisition; (xi) risks of expansion into new geographic or product markets; (xii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiii) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xiv) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xv) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Financial's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xvi) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xvii) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Financial contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xviii) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients;  (xix) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company if not prohibited from doing so by Pinnacle Financial or Pinnacle Bank; (xx) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxi) risk associated with the possible shutdown of the United States federal government, including the adverse effects on the national or local economies and adverse effects resulting from a shutdown of the U.S. Small Business Administration’s SBA loan program; (xxii) the availability of and access to capital; (xxiii) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions; and (xxiv) general competitive, economic, political and market conditions. Additional factors which could affect the forward looking statements can be found in Pinnacle Financial's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC and available on the SEC's website at http://www.sec.gov. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31, 2019	December 31, 2018
ASSETS
Cash and noninterest-bearing due from banks	$167,181	$137,433
Restricted cash	101,367	65,491
Interest-bearing due from banks	210,389	516,920
Federal funds sold and other	6,560	1,848
Cash and cash equivalents	485,497	721,692

Securities available-for-sale, at fair value	3,250,006	3,083,686
Securities held-to-maturity (fair value of $199.0 million and $193.1 million at Mar. 31, 2019 and Dec. 31, 2018, respectively)	194,043	194,282
Consumer loans held-for-sale	53,658	34,196
Commercial loans held-for-sale	14,456	15,954

Loans	18,174,906	17,707,549
Less allowance for loan losses	(87,194)	(83,575)
Loans, net	18,087,712	17,623,974

Premises and equipment, net	262,595	265,560
Equity method investment	239,861	239,237
Accrued interest receivable	79,594	79,657
Goodwill	1,807,121	1,807,121
Core deposits and other intangible assets	43,850	46,161
Other real estate owned	15,077	15,165
Other assets	1,024,388	904,359
Total assets	$25,557,858	$25,031,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,317,787	$4,309,067
Interest-bearing	3,170,570	3,464,001
Savings and money market accounts	7,349,496	7,607,796
Time	3,642,608	3,468,243
Total deposits	18,480,461	18,849,107
Securities sold under agreements to repurchase	100,698	104,741
Federal Home Loan Bank advances	2,121,075	1,443,589
Subordinated debt and other borrowings	484,703	485,130
Accrued interest payable	26,052	23,586
Other liabilities	288,930	158,951
Total liabilities	21,501,919	21,065,104
Stockholders' equity:
Preferred stock, no par value; 10.0 million shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 180.0 million shares authorized at Mar. 31, 2019 and Dec. 31, 2018; 77.1 million and 77.5 million shares issued and outstanding at Mar. 31, 2019 and Dec. 31, 2018, respectively	77,064	77,484
Additional paid-in capital	3,079,358	3,107,431
Retained earnings	914,545	833,130
Accumulated other comprehensive loss, net of taxes	(15,028)	(52,105)
Total stockholders' equity	4,055,939	3,965,940
Total liabilities and stockholders' equity	$25,557,858	$25,031,044
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2019	2018
Interest income:
Loans, including fees	$229,379	$191,214
Securities:
Taxable	13,540	11,222
Tax-exempt	11,672	7,285
Federal funds sold and other	3,292	1,807
Total interest income	257,883	211,528

Interest expense:
Deposits	54,217	23,981
Securities sold under agreements to repurchase	145	130
Federal Home Loan Bank advances and other borrowings	16,275	12,946
Total interest expense	70,637	37,057
Net interest income	187,246	174,471
Provision for loan losses	7,184	6,931
Net interest income after provision for loan losses	180,062	167,540

Noninterest income:
Service charges on deposit accounts	8,542	7,905
Investment services	5,404	5,245
Insurance sales commissions	2,928	3,119
Gain on mortgage loans sold, net	4,878	3,744
Investment gains and losses on sales, net	(1,960)	30
Trust fees	3,295	3,117
Income from equity method investment	13,290	9,360
Other noninterest income	14,686	11,663
Total noninterest income	51,063	44,183

Noninterest expense:
Salaries and employee benefits	70,376	63,719
Equipment and occupancy	19,331	17,743
Other real estate expense (income), net	246	(794)
Marketing and other business development	2,948	2,247
Postage and supplies	1,892	2,039
Amortization of intangibles	2,311	2,698
Merger-related expense	—	5,353
Other noninterest expense	16,947	15,575
Total noninterest expense	114,051	108,580
Income before income taxes	117,074	103,143
Income tax expense	23,114	19,633
Net income	$93,960	$83,510
Per share information:
Basic net income per common share	$1.22	$1.08
Diluted net income per common share	$1.22	$1.08
Weighted average shares outstanding:
Basic	76,803,171	77,077,957
Diluted	77,127,692	77,365,664

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2019	2018
Net income	$93,960	$83,510
Other comprehensive income (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	36,379	(33,483)
Change in fair value of cash flow hedges, net of tax	(523)	1,720
Amortization of net unrealized losses (gains) on securities transferred from available-for-sale to held-to-maturity, net of tax	29	(58)
Gain on cash flow hedges reclassified from other comprehensive income into net income, net of tax	(256)	(141)
Net loss (gain) on sale of investment securities reclassified from other comprehensive income into net income, net of tax	1,448	(22)
Total other comprehensive income (loss), net of tax	37,077	(31,984)
Total comprehensive income	$131,037	$51,526

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars and shares in thousands)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Stockholder's Equity
Balance at December 31, 2017	77,740	$77,740	$3,115,304	$519,144	$(4,236)	$3,707,952
Exercise of employee common stock options and related tax benefits	87	87	1,529	—	—	1,616
Common dividends paid ($0.14 per share)	—	—	—	(10,974)	—	(10,974)
Issuance of restricted common shares, net of forfeitures	106	106	(106)	—	—	—
Restricted shares withheld for taxes and related tax benefit	(80)	(80)	(5,185)	—	—	(5,265)
Compensation expense for restricted shares	—	—	4,448	—	—	4,448
Net income	—	—	—	83,510	—	83,510
Other comprehensive loss	—	—	—	—	(31,984)	(31,984)
Balance at March 31, 2018	77,853	$77,853	$3,115,990	$591,680	$(36,220)	$3,749,303

Balance at December 31, 2018	77,484	$77,484	$3,107,431	$833,130	$(52,105)	$3,965,940
Exercise of employee common stock options and related tax benefits	5	5	125	—	—	130
Common dividends paid ($0.16 per share)	—	—	—	(12,545)	—	(12,545)
Repurchase of common stock	(543)	(543)	(29,506)	—	—	(30,049)
Issuance of restricted common shares, net of forfeitures	180	180	(180)	—	—	—
Restricted shares withheld for taxes and related tax benefit	(62)	(62)	(3,425)	—	—	(3,487)
Compensation expense for restricted shares	—	—	4,913	—	—	4,913
Net income	—	—	—	93,960	—	93,960
Other comprehensive income	—	—	—	—	37,077	37,077
Balance at March 31, 2019	77,064	$77,064	$3,079,358	$914,545	$(15,028)	$4,055,939

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2019	2018
Operating activities:
Net income	$93,960	$83,510
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	4,309	4,775
Depreciation, amortization and accretion	468	(6,181)
Provision for loan losses	7,184	6,931
Gain on mortgage loans sold, net	(4,878)	(3,744)
Investment losses (gains) on sales, net	1,960	(30)
Stock-based compensation expense	4,913	4,448
Deferred tax expense	8,702	8,513
Gains on dispositions of other real estate and other investments	(50)	(481)
Income from equity method investment	(13,290)	(9,360)
Dividends received from equity method investment	12,666	4,324
Excess tax benefit from stock compensation	(769)	(2,681)
Gain on commercial loans sold, net	(611)	(936)
Commercial loans held for sale:
Loans originated	(80,117)	(80,193)
Loans sold	82,225	87,960
Consumer loans held for sale:
Loans originated	(243,870)	(247,025)
Loans sold	229,286	254,266
Increase in other assets	(6,517)	(9,302)
Increase (decrease) in other liabilities	59,720	(13,901)
Net cash provided by operating activities	155,291	80,893
Investing activities:
Activities in securities available-for-sale:
Purchases	(312,605)	(590,328)
Sales	126,579	14,454
Maturities, prepayments and calls	72,813	81,737
Activities in securities held-to-maturity:
Maturities, prepayments and calls	15	—
Increase in loans, net	(462,940)	(683,710)
Purchases of software, premises and equipment	(2,110)	(8,806)
Proceeds from sales of software, premises and equipment	53	164
Proceeds from sale of other real estate	840	4,663
Purchase of bank owned life insurance policies	(60,000)	—
Increase in other investments	(12,582)	(836)
Net cash used in investing activities	(649,937)	(1,182,662)
Financing activities:
Net (decrease) increase in deposits	(368,466)	52,039
Net decrease in securities sold under agreements to repurchase	(4,043)	(3,398)
Advances from Federal Home Loan Bank:
Issuances	1,147,500	762,000
Payments/maturities	(470,014)	(105,014)
Decrease in other borrowings, net	(520)	(30)
Principal payments of finance lease obligation	(55)	(39)
Exercise of common stock options, net of repurchase of restricted shares	(3,357)	(3,649)
Repurchase of common stock	(30,049)	—
Common stock dividends paid	(12,545)	(10,974)
Net cash provided by financing activities	258,451	690,935
Net decrease in cash, cash equivalents, and restricted cash	(236,195)	(410,834)
Cash, cash equivalents, and restricted cash, beginning of period	721,692	779,597
Cash, cash equivalents, and restricted cash, end of period	$485,497	$368,763

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

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP).  All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2018 (2018 10-K).

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

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, determination of any impairment of intangible assets and the valuation of deferred tax assets. There have been no significant changes to Pinnacle Financial's significant accounting policies as disclosed in the 2018 10-K.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for the three months ended March 31, 2019 and March 31, 2018 was as follows (in thousands):

	For the three months ended March 31,
	2019	2018
Cash Transactions:
Interest paid	$68,403	$34,909
Income taxes paid, net	550	425
Noncash Transactions:
Loans charged-off to the allowance for loan losses	6,068	8,669
Loans foreclosed upon and transferred to other real estate owned	624	232
Loans foreclosed upon and transferred to other assets	87	392
Right-of-use asset recognized during the period in exchange for lease obligations (1)	81,249	—
(1) Includes $79.9 million recognized upon initial adoption of ASU 2016-02 on January 1, 2019.

Income Per Common Share — Basic net income per common share (EPS) is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding is attributable to common stock options, restricted share awards, and restricted share unit awards. The dilutive effect of outstanding options, common stock appreciation rights, restricted share awards, and restricted share unit awards is reflected in diluted EPS by application of the treasury stock method.

The following is a summary of the basic and diluted net income per share calculations for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three months ended March 31,
	2019	2018
Basic net income per share calculation:
Numerator - Net income	$93,960	$83,510

Denominator - Weighted average common shares outstanding	76,803	77,078
Basic net income per common share	$1.22	$1.08

Diluted net income per share calculation:
Numerator – Net income	$93,960	$83,510

Denominator - Weighted average common shares outstanding	76,803	77,078
Dilutive shares contingently issuable	325	288
Weighted average diluted common shares outstanding	77,128	77,366
Diluted net income per common share	$1.22	$1.08

Recently Adopted Accounting Pronouncements — In March 2019, the FASB issued Accounting Standards Update No. 2019-01, Leases (Topic 842): Codification Improvements. The amendments in this ASU (i) reinstate the exception in Topic 842 for lessors that are not manufacturers or dealers to use cost as the fair value of the underlying asset, (ii) state that lessors that are depository and lending institutions should present principal payments received under sales type and direct financing leases within investing activities, and (iii) exempt Topic 842 from certain transition related interim disclosure requirements. ASU 2019-01 became effective for Pinnacle Financial on January 1, 2019 and did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases which requires recognition in the statement of financial position of lease right of use assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for operating leases. In July 2016, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases which provided technical corrections and improvements to ASU 2016-02. In July 2016, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842): Targeted Improvements which provided an optional transition method to adopt the new requirements of ASU 2016-02 as of the adoption date with no adjustment to the presentation or disclosure of comparative prior periods included in the financial statements in the period of adoption. Pinnacle Financial has elected this optional transition method and has presented periods prior to adoption under the prior lease guidance of ASC Topic 840. In December 2018, the FASB issued Accounting Standards Update 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. ASU 2018-20 permits lessors to account for certain taxes as lessee costs, permits lessors to exclude from revenue certain lessor costs paid by lessees directly to third parties, and requires lessors to allocate certain variable payments to lease and non-lease components. ASU 2016-02 and the subsequently issued ASUs related to Topic 842 became effective for Pinnacle Financial on January 1, 2019.  As part of the adoption of these updates, Pinnacle Financial has elected the following practical expedients: 1) to not reassess whether existing contracts are or contain a lease, 2) to not reassess lease classification for existing leases, 3) to not reassess initial direct costs, 4) to not separate lease components from nonlease components for real estate leases, and 5) to not recognize short term leases (12 months or less) on the balance sheet. See Note 12 for additional detail related to lease amounts recognized as of March 31, 2019 under Topic 842.

In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU addressed the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the lower federal corporate tax rate included in the Tax Cuts and Jobs Act issued December 22, 2017 (Tax Act). These amendments allow an entity to make a reclassification from other comprehensive income to retained earnings for the difference between the historical corporate income tax rate and the lower corporate income tax rate included in the Tax Act. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Pinnacle Financial has elected not to adopt this standard due to its insignificant impact on Pinnacle Financial's consolidated financial position.

Newly Issued not yet Effective Accounting Standards — In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify how entities other than private companies, such as public business entities and not-for-profit entities, are required to test goodwill for impairment by eliminating the comparison of the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those periods. If this standard had been effective as of the date of the financial statements included in this report, there would have been no impact on Pinnacle Financial's consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13,  Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (CECL), which introduces the current expected credit losses methodology. Among other things, CECL requires the measurement of all expected credit losses for financial assets, including loans and held-to-maturity debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model will require institutions to calculate all probable and estimable losses that are expected to be incurred through the financial asset's entire life through a provision for credit losses, including loans obtained as a result of any acquisition not deemed to be purchased credit deteriorated (PCD). CECL also requires the allowance for credit losses for PCD loans to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as provision expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective. The amendments are effective for fiscal years beginning after December 15, 2019. Early application is permitted for fiscal years beginning after December 15, 2018. Pinnacle Financial is currently assessing the impact of the new guidance on its consolidated financial statements. An increase in the overall allowance for loan losses is likely upon adoption in order to provide for expected credit losses over the life of the loan portfolio.

Other than those pronouncements discussed above and those which have been recently adopted, we do not believe there were any other recently issued accounting pronouncements that are expected to materially impact Pinnacle Financial.

Subsequent Events — ASC Topic 855,  Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after March 31, 2019 through the date of the issued financial statements.

Note 2. Equity method investment

A summary of BHG's financial position as of March 31, 2019 and December 31, 2018 and results of operations as of and for the three months ended March 31, 2019 and 2018, were as follows (in thousands):

	As of
	March 31, 2019	December 31, 2018
Assets	$520,254	$459,816

Liabilities	410,404	324,211
Equity interests	109,850	135,605
Total liabilities and equity	$520,254	$459,816

	For the three months ended March 31,
	2019	2018
Revenues	$62,817	$43,750
Net income	$27,135	$19,003

At March 31, 2019, technology, trade name and customer relationship intangibles, net of related amortization, totaled $10.2 million compared to $10.7 million as of December 31, 2018. Amortization expense of $475,000 was included for the three months ended March 31, 2019 compared to $693,000 for the same period in the prior year. Accretion income of $683,000 was included in the three months ended March 31, 2019 compared to $742,000 for the same period in the prior year.

During the three months ended March 31, 2019, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $12.7 million in the aggregate compared to $4.3 million for the same period in the prior year. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. No loans were purchased from BHG by Pinnacle Bank for the three month periods ended March 31, 2019 or 2018.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2019 and December 31, 2018 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019:
Securities available-for-sale:
U.S. Treasury securities	$48,612	$5	$5	$48,612
U.S. government agency securities	68,219	25	1,275	66,969
Mortgage-backed securities	1,372,248	3,798	16,325	1,359,721
State and municipal securities	1,423,313	30,366	2,948	1,450,731
Asset-backed securities	269,941	1,026	1,957	269,010
Corporate notes and other	56,062	302	1,401	54,963
	$3,238,395	$35,522	$23,911	$3,250,006
Securities held-to-maturity:
State and municipal securities	$194,043	$4,979	$12	$199,010
	$194,043	$4,979	$12	$199,010

December 31, 2018:
Securities available-for-sale:
U.S. Treasury securities	$30,325	$—	$25	$30,300
U.S. government agency securities	71,456	49	1,346	70,159
Mortgage-backed securities	1,336,469	3,110	28,634	1,310,945
State and municipal securities	1,244,471	3,785	18,602	1,229,654
Asset-backed securities	379,107	820	4,345	375,582
Corporate notes and other	69,399	170	2,523	67,046
	$3,131,227	$7,934	55,475	$3,083,686
Securities held-to-maturity:
State and municipal securities	$194,282	$152	$1,303	$193,131
	$194,282	$152	$1,303	$193,131

In the third quarter of 2018, Pinnacle Financial transferred, at fair value, $179.8 million of municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax losses of $2.2 million remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of the transfer.

At March 31, 2019, approximately $1.2 billion of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At March 31, 2019, repurchase agreements comprised of secured borrowings totaled $100.7 million and were secured by $100.7 million of pledged U.S. government agency securities, municipal securities, asset backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to remain adequately secured.

The amortized cost and fair value of debt securities as of March 31, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
March 31, 2019:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$63,866	$63,860	$325	$326
Due in one year to five years	22,546	22,533	5,679	5,678
Due in five years to ten years	103,720	103,272	7,962	8,003
Due after ten years	1,406,074	1,431,610	180,077	185,003
Mortgage-backed securities	1,372,248	1,359,721	—	—
Asset-backed securities	269,941	269,010	—	—
	$3,238,395	$3,250,006	$194,043	$199,010

At March 31, 2019 and December 31, 2018, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2019
U.S. Treasury securities	$29,824	$3	$248	$2	$30,072	$5
U.S. government agency securities	6,631	58	51,280	1,217	57,911	1,275
Mortgage-backed securities	82,112	565	987,424	15,760	1,069,536	16,325
State and municipal securities	161,772	2,622	80,686	509	242,458	3,131
Asset-backed securities	152,062	1,534	26,675	423	178,737	1,957
Corporate notes	10,672	719	19,871	682	30,543	1,401
Total temporarily-impaired securities	$443,073	$5,501	$1,166,184	$18,593	$1,609,257	$24,094

At December 31, 2018
U.S. Treasury securities	$30,054	$22	$246	$3	$30,300	$25
U.S. government agency securities	13,697	328	42,539	1,018	56,236	1,346
Mortgage-backed securities	203,299	2,134	882,231	26,500	1,085,530	28,634
State and municipal securities	805,821	18,643	198,610	4,078	1,004,431	22,721
Asset-backed securities	268,677	4,118	11,828	227	280,505	4,345
Corporate notes	26,272	1,538	25,915	985	52,187	2,523
Total temporarily-impaired securities	$1,347,820	$26,783	$1,161,369	$32,811	$2,509,189	$59,594

The applicable dates for determining when securities were in an unrealized loss position were March 31, 2019 and December 31, 2018. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended March 31, 2019 and December 31, 2018, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, including both available-for-sale and held-to-maturity investment securities, at March 31, 2019, Pinnacle Financial had approximately $24.1 million in unrealized losses on $1.6 billion of securities. The unrealized losses associated with $179.8 million of municipal securities transferred from the available-for-sale portfolio to the held-to-maturity portfolio in 2018 represent unrealized losses since the date of purchase, independent of the impact associated with changes in the cost basis upon transfer between portfolios. The unrealized losses associated with these investment securities are driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at March 31, 2019, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, during the three months ended March 31, 2019 available-for-sale securities of approximately $126.6 million were sold and net unrealized losses, net of tax, of $1.4 million were reclassified from accumulated other comprehensive income into net income.

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

Commercial loans receive risk ratings assigned by a financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pass rated loans include six distinct ratings categories for loans that represent specific attributes. Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators. At March 31, 2019, approximately 81.1% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of March 31, 2019 and December 31, 2018 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
March 31, 2019
Pass	$7,252,503	$2,830,701	$2,083,602	$5,259,503	$349,945	$17,776,254
Special Mention	51,552	6,916	7,843	41,980	710	109,001
Substandard (1)	76,171	17,880	3,350	96,049	57	193,507
Substandard-nonaccrual	38,920	32,131	2,775	21,988	330	96,144
Doubtful-nonaccrual	—	—	—	—	—	—
Total loans	$7,419,146	$2,887,628	$2,097,570	$5,419,520	$351,042	$18,174,906

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
December 31, 2018
Pass	$6,998,485	$2,787,570	$2,059,376	$5,148,726	$352,516	$17,346,673
Special Mention	55,932	7,902	4,334	24,284	711	93,163
Substandard (1)	78,202	20,906	5,358	75,351	62	179,879
Substandard-nonaccrual	32,335	28,069	3,387	23,060	983	87,834
Doubtful-nonaccrual	—	—	—	—	—	—
Total loans	$7,164,954	$2,844,447	$2,072,455	$5,271,421	$354,272	$17,707,549

(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $190.3 million at March 31, 2019, compared to $176.3 million at December 31, 2018.

Loans acquired with deteriorated credit quality are recorded pursuant to the provisions of ASC 310-30, and are referred to as purchase credit impaired loans. The following table provides a rollforward of purchase credit impaired loans from December 31, 2018 through March 31, 2019 (in thousands):

	Gross Carrying Value	Accretable Yield	Nonaccretable Yield	Net Carrying Value
December 31, 2018	$42,837	$(114)	$(17,394)	$25,329
Acquisition	—	—	—	—
Year-to-date settlements	(2,951)	12	1,312	(1,627)
March 31, 2019	$39,886	$(102)	$(16,082)	$23,702

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

Impaired loans include nonaccrual loans, troubled debt restructurings, and other loans deemed to be impaired but that continue to accrue interest. The following tables detail the recorded investment, unpaid principal balance and related allowance of Pinnacle Financial's impaired loans at March 31, 2019 and December 31, 2018 by loan classification (in thousands):

	At March 31, 2019			At December 31, 2018
	Recorded investment	Unpaid principal balances	Related allowance	Recorded investment	Unpaid principal balances	Related allowance
Impaired loans with an allowance:
Commercial real estate – mortgage	$18,539	$18,543	$1,521	$14,114	$14,124	$724
Consumer real estate – mortgage	24,668	24,784	2,381	19,864	19,991	1,443
Construction and land development	868	864	55	581	579	28
Commercial and industrial	8,802	8,773	1,461	9,252	9,215	1,441
Consumer and other	331	352	100	983	1,005	328
Total	$53,208	$53,316	$5,518	$44,794	$44,914	$3,964

Impaired loans without an allowance:
Commercial real estate – mortgage	$16,674	$16,678	$—	$14,724	$14,739	$—
Consumer real estate – mortgage	10,431	10,466	—	7,247	7,271	—
Construction and land development	—	—	—	1,786	1,786	—
Commercial and industrial	15,691	15,712	—	14,595	14,627	—
Consumer and other	—	—	—	—	—	—
Total	$42,796	$42,856	$—	$38,352	$38,423	$—

Total impaired loans	$96,004	$96,172	$5,518	$83,146	$83,337	$3,964

For the three months ended March 31, 2019, the average balance of impaired loans, was $89.6 million, compared to $64.2 million for the same period in 2018. Pinnacle Financial's policy is that the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. As detailed in the following table, Pinnacle Financial recognized $87,000 in interest income from cash payments received on nonaccrual loans during the three months ended March 31, 2019 compared to $101,000 during the three months ended March 31, 2018. Had these nonaccruing loans been on accruing status, interest income would have been $1.6 million higher for the three months ended March 31, 2019 compared to $1.4 million higher for the three months ended March 31, 2018.

The following table details the average recorded investment and the amount of interest income recognized on a cash basis for the three months ended March 31, 2019 and 2018, respectively, of impaired loans by loan classification (in thousands):

	For the three months ended March 31,
	2019		2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial real estate – mortgage	$16,327	$—	$5,119	$—
Consumer real estate – mortgage	22,266	—	8,792	—
Construction and land development	724	—	1,451	—
Commercial and industrial	9,027	—	11,220	—
Consumer and other	657	—	390	—
Total	$49,001	$—	$26,972	$—

Impaired loans without an allowance:
Commercial real estate – mortgage	$15,699	$87	$15,375	$101
Consumer real estate – mortgage	8,839	—	4,369	—
Construction and land development	893	—	1,322	—
Commercial and industrial	15,143	—	16,185	—
Consumer and other	—	—	—	—
Total	$40,574	$87	$37,251	$101

Total impaired loans	$89,575	$87	$64,223	$101

At March 31, 2019 and December 31, 2018, there were $5.5 million and $5.9 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and/or credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

During the three months ended March 31, 2019 and 2018, there were no additional troubled debt restructurings or troubled debt restructurings that subsequently defaulted within twelve months of the restructuring. At both March 31, 2019 and December 31, 2018, the allowance for loan losses included no allowance specifically related to accruing troubled debt restructurings, which are classified as impaired loans pursuant to U.S. GAAP, but which continued to accrue interest at contractual rates at those dates.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at March 31, 2019 with the comparative exposures for December 31, 2018 (in thousands):

	March 31, 2019
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2018
Lessors of nonresidential buildings	$3,208,737	$894,936	$4,103,673	$3,932,059
Lessors of residential buildings	1,038,462	335,860	1,374,322	1,484,697
New Housing For-Sale Builders	509,750	586,983	1,096,733	1,100,989
Hotels (except Casino Hotels) and Motels	825,627	137,885	963,512	920,001

Additionally, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes.  Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At March 31, 2019 and December 31, 2018, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 84.1% and 85.2%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 282.5% and 277.7% as of March 31, 2019 and December 31, 2018, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. At March 31, 2019, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The table below presents past due balances by loan classification and segment at March 31, 2019 and December 31, 2018, allocated between accruing and nonaccrual status (in thousands):

	Accruing					Nonaccruing
March 31, 2019	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Purchase credit impaired	Nonaccrual (1)	Nonaccruing purchase credit impaired	Total loans
Commercial real estate:
Owner-occupied	$8,302	$—	$8,302	$2,583,109	$2,577	$22,436	$1,117	$2,617,541
All other	6,569	—	6,569	4,774,555	5,119	12,601	2,761	4,801,605
Consumer real estate – mortgage	10,982	39	11,021	2,840,793	3,683	27,336	4,795	2,887,628
Construction and land development	795	—	795	2,092,563	1,437	868	1,907	2,097,570
Commercial and industrial	9,068	1,323	10,391	5,386,830	306	21,993	—	5,419,520
Consumer and other	2,736	620	3,356	347,356	—	330	—	351,042
Total	$38,452	$1,982	$40,434	$18,025,206	$13,122	$85,564	$10,580	$18,174,906

	Accruing					Nonaccruing
December 31, 2018	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Purchase credit impaired	Nonaccrual (1)	Nonaccruing purchase credit impaired	Total loans
Commercial real estate:
Owner-occupied	$10,170	$—	$10,170	$2,623,700	$2,664	$16,025	$874	$2,653,433
All other	1,586	—	1,586	4,488,840	5,659	12,634	2,802	4,511,521
Consumer real estate – mortgage	18,059	—	18,059	2,794,630	3,689	22,564	5,505	2,844,447
Construction and land development	3,759	—	3,759	2,063,201	2,108	2,020	1,367	2,072,455
Commercial and industrial	21,451	1,082	22,533	5,225,205	623	23,022	38	5,271,421
Consumer and other	3,276	476	3,752	349,537	—	983	—	354,272
Total	$58,301	$1,558	$59,859	$17,545,113	$14,743	$77,248	$10,586	$17,707,549

(1)	Approximately $47.4 million and $52.5 million of nonaccrual loans as of March 31, 2019 and December 31, 2018, respectively, were performing pursuant to their contractual terms at those dates.

The following table details the changes in the allowance for loan losses for the three months ended March 31, 2019 and 2018, respectively, by loan classification (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Three months ended March 31, 2019:
Balance at December 31, 2018	$26,946	$7,670	$11,128	$31,731	$5,423	$677	$83,575
Charged-off loans	(534)	(350)	—	(3,352)	(1,832)	—	(6,068)
Recovery of previously charged-off loans	72	369	122	1,598	342	—	2,503
Provision for loan losses	3,683	680	(335)	2,722	870	(436)	7,184
Balance at March 31, 2019	$30,167	$8,369	$10,915	$32,699	$4,803	$241	$87,194

Three months ended March 31, 2018:
Balance at December 31, 2017	$21,188	$5,031	$8,962	$24,863	$5,874	$1,322	$67,240
Charged-off loans	(728)	(336)	(2)	(2,540)	(5,063)	—	(8,669)
Recovery of previously charged-off loans	1,396	666	565	888	1,187	—	4,702
Provision for loan losses	832	(261)	591	3,437	3,478	(1,146)	6,931
Balance at March 31, 2018	$22,688	$5,100	$10,116	$26,648	$5,476	$176	$70,204

The following table details the allowance for loan losses and recorded investment in loans by loan classification and by impairment evaluation method as of March 31, 2019 and December 31, 2018, respectively (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
March 31, 2019
Allowance for Loan Losses:
Collectively evaluated for impairment	$28,646	$5,988	$10,860	$31,238	$4,703		$81,435
Individually evaluated for impairment	1,521	2,381	55	1,461	100		5,518
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—		—
Total allowance for loan losses	$30,167	$8,369	$10,915	$32,699	$4,803	$241	$87,194

Loans:
Collectively evaluated for impairment	$7,372,359	$2,844,051	$2,093,358	$5,394,721	$350,711		$18,055,200
Individually evaluated for impairment	35,213	35,099	868	24,493	331		96,004
Loans acquired with deteriorated credit quality	11,574	8,478	3,344	306	—		23,702
Total loans	$7,419,146	$2,887,628	$2,097,570	$5,419,520	$351,042		$18,174,906

December 31, 2018
Allowance for Loan Losses:
Collectively evaluated for impairment	$26,222	$6,227	$11,100	$30,290	$5,095		$78,934
Individually evaluated for impairment	724	1,443	28	1,441	328		3,964
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—		—
Total allowance for loan losses	$26,946	$7,670	$11,128	$31,731	$5,423	$677	$83,575

Loans:
Collectively evaluated for impairment	$7,124,117	$2,808,142	$2,066,613	$5,246,913	$353,289		$17,599,074
Individually evaluated for impairment	28,838	27,111	2,367	23,847	983		83,146
Loans acquired with deteriorated credit quality	11,999	9,194	3,475	661	—		25,329
Total loans	$7,164,954	$2,844,447	$2,072,455	$5,271,421	$354,272		$17,707,549
(1) Loans acquired with deteriorated credit quality are recorded at fair value at the time of acquisition. An allowance for loan losses is recorded only in the event of subsequent credit deterioration.

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

At March 31, 2019, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $38.4 million to current directors, executive officers, and their related entities, of which $18.1 million had been drawn upon. At December 31, 2018, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $37.9 million to directors, executive officers, and their related entities, of which approximately $18.3 million had been drawn upon. None of these loans to directors, executive officers, and their related entities were impaired at March 31, 2019 or December 31, 2018.

At March 31, 2019, Pinnacle Financial had approximately $14.5 million in commercial loans held for sale compared to $16.0 million at December 31, 2018, which primarily included commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

Residential Lending

At March 31, 2019, Pinnacle Financial had approximately $45.5 million of mortgage loans held-for-sale compared to approximately $31.8 million at December 31, 2018. Total loan volumes sold during the three months ended March 31, 2019 were approximately $193.8 million compared to approximately $247.1 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, Pinnacle Financial recognized $4.9 million in gains on the sale of these loans, net of commissions paid, compared to $3.7 million, net of commissions paid, during the three months ended March 31, 2018.

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $5.1 million at March 31, 2019 compared to $2.8 million at March 31, 2018. No change was recorded to the unrecognized tax benefit related to uncertain tax positions in each of the three month periods ended March 31, 2019 and 2018.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For both the three months ended March 31, 2019 and 2018, respectively, there were no interest and penalties recorded in the income statement.

Pinnacle Financial's effective tax rate for the three months ended March 31, 2019 was 19.7% compared to 19.0% for the three months ended March 31, 2018. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at March 31, 2019 and 2018 is primarily due to investments in bank qualified municipal securities, tax benefits of Pinnacle Bank's real estate investment trust subsidiary, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible executive compensation and non-deductible FDIC premiums. Also impacting income tax expense for the three months ended March 31, 2019 were excess windfall tax benefits of $769,000 recognized upon the lapse of restrictions on stock awards and stock options exercises, compared to $2.7 million for the three months ended March 31, 2018.

Note 6. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Bank has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows.  Other typical lines of credit are related to home equity loans granted to consumers.  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2019, these commitments amounted to $7.4 billion, of which approximately $1.0 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (Pinnacle Bank's customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Bank under certain prescribed circumstances.  Subsequently, Pinnacle Bank would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At March 31, 2019, these commitments amounted to $191.3 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At both March 31, 2019 and December 31, 2018, Pinnacle Financial had accrued $2.9 million for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management, the resolution of these claims outstanding at March 31, 2019 will not have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 7.  Stock Options and Restricted Shares

The shareholders of Pinnacle Financial adopted the 2018 Omnibus Equity Incentive Plan (the "2018 Plan") at the annual shareholder's meeting on April 17, 2018. The 2018 Plan permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At March 31, 2019, there were approximately 1.3 million shares available for issuance under the 2018 Plan.

The BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan (the "BNC Plan") was assumed by Pinnacle Financial in connection with its merger with BNC. As of March 31, 2019, the BNC Plan had approximately 9,000 shares remaining available for issuance to existing associates that were previously BNC associates. No new awards may be granted under plans other than the 2018 Plan except for shares remaining available for issuance to the former BNC associates pursuant to the BNC Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further shares remain available for issuance under the CapitalMark Option Plan. At March 31, 2019, all of the remaining options outstanding were granted under the CapitalMark Option Plan.

Common Stock Options

A summary of the stock option activity within the equity incentive plans during the three months ended March 31, 2019 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2018	176,709	$22.77	2.23	$4,123	(1)
Granted	—
Exercised	(5,200)
Forfeited	—
Outstanding at March 31, 2019	171,509	$22.70	3.06	$5,488	(2)
Options exercisable at March 31, 2019	171,509	$22.70	3.06	$5,488	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $46.10 per common share at December 31, 2018 for the 176,709 options that were in-the-money at December 31, 2018.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $54.70 per common share at March 31, 2019 for the 171,509 options that were in-the-money at March 31, 2019.

Compensation costs related to stock options granted under Pinnacle Financial's equity incentive plans have been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the three months ended March 31, 2019 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2018	692,806	$55.19
Shares awarded	192,110
Restrictions lapsed and shares released to associates/directors	(212,247)
Shares forfeited (1)	(11,970)
Unvested at March 31, 2019	660,699	$53.30

(1)	Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

Pinnacle Financial has granted restricted share awards to associates, (including members of executive management) and outside directors with a combination of time and, in the case of the annual award to the members of the Company's leadership team, performance vesting criteria. Compensation expense associated with time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the three months ended March 31, 2019. The table reflects the life-to-date activity for these awards:

Grant Year	Group (1)	Vesting Period in years	Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants (4)	Shares Unvested
Time Based Awards
2019	Associates (2)	3 - 5	175,561	169	2,616	172,776
Outside Director Awards (3)
2019	Outside directors	1	16,549	—	—	16,549

(1)
Groups include employees (referred to as associates above) and outside directors. When the restricted shares are awarded, a participant receives voting rights and forfeitable dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. Once the restrictions lapse, the participant is taxed on the value of the award and may elect to sell some shares (or have Pinnacle Financial withhold some shares) to pay the applicable income taxes associated with the award. Alternatively, the recipient can pay the withholding taxes in cash. For time-based vesting restricted share awards, dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination. For performance-based vesting awards to Pinnacle Financial's directors, dividends are placed into escrow until the forfeiture restrictions on such shares lapse.

(2)	The forfeiture restrictions on these restricted share awards lapse in equal annual installments on the anniversary date of the grant.

(3)
Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan.  Restrictions lapse on February 29, 2020 based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend.

(4)
These shares represent forfeitures resulting from recipients whose employment or board membership is terminated during the year-to-date period ended March 31, 2019. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Restricted Share Units

The following table details the restricted share unit awards (all of which are performance units) outstanding at March 31, 2019:

	Units Awarded
Grant year	Named Executive Officers (NEOs) (1)	Leadership Team other than NEOs	Applicable Performance Periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Period in which units to be settled into shares of common stock(2)
2019	166,211-249,343	52,244	2019	2	3	2024
			2020	2	2	2024
			2021	2	1	2024
2018	96,878-145,339	25,990	2018	2	3	2023
			2019	2	2	2023
			2020	2	1	2023
2017	72,537-109,339	24,916	2017	2	3	2022
			2018	2	2	2022
			2019	2	1	2022
2016	73,474-110,223	26,683	2016	2	3	2021
			2017	2	2	2021
			2018	2	1	2021
2015	58,200-101,850	28,378	2015	2	3	2020
			2016	2	2	2020
			2017	2	1	2020

(1)	The named executive officers are awarded a range of awards that may be earned based on attainment of goals between a target level of performance and a maximum level of performance.

(2)
Restricted share unit awards granted in 2019, 2018, 2017, 2016 and 2015, if earned, will be settled in shares of Pinnacle Financial Common Stock in the periods noted in the table, if Pinnacle Bank's ratio of non-performing assets to the assets is less than amounts established in the applicable award agreement.

Stock compensation expense, net of the impact of income taxes, related to both restricted share awards and restricted share units for the three months ended March 31, 2019 was $4.9 million compared to $4.4 million for the three months ended March 31, 2018. As of the March 31, 2019, the total compensation cost related to unvested restricted share awards and restricted share units not yet recognized was $49.1 million. This expense is expected to be recognized over a weighted-average period of 1.77 years.

Note 8. Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current period earnings.

Non-hedge derivatives

Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customers' transactions as of March 31, 2019 and December 31, 2018 is included in the following table (in thousands):

		March 31, 2019		December 31, 2018
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Assets	Other assets	$1,096,649	$24,555	$1,059,724	$22,273
Liabilities	Other liabilities	1,096,649	(24,696)	1,059,724	(22,401)
Total		$2,193,298	$(141)	$2,119,448	$(128)

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the three months ended March 31, 2019 and 2018 were as follows:

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2019	2018
Interest rate swap agreements	Other noninterest income	$(13)	$(20)

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. A summary of Pinnacle Financial's cash flow hedge relationships as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

					March 31, 2019		December 31, 2018
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivatives
Interest rate swap agreements	Other liabilities	3.10	3.09%	3 month LIBOR	$99,000	$(2,466)	$99,000	$(1,757)

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three months ended March 31, 2019 and 2018 were as follows:

	Amount of Gain Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Liability derivatives	2019	2018
Interest rate swap agreements	$(523)	$1,720

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Pinnacle Financial expects the hedges to continue to be highly effective and qualify for hedge accounting during the remaining terms of the swaps. Gains totaling $256,000 and $141,000 were reclassified from accumulated other comprehensive income into net income during the three months ended March 31, 2019 or 2018, respectively, related to previously terminated derivatives. No amounts are expected to be reclassified from accumulated other comprehensive income into net income over the next twelve months related to derivatives that are currently on the balance sheet.

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

A summary of Pinnacle Financial's fair value hedge relationships as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

					March 31, 2019		December 31, 2018
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivatives
Interest rate swap agreements - securities	Other liabilities	7.80	3.08%	3 month LIBOR	$477,905	$(25,076)	$477,905	$(14,796)
Interest rate swap agreements - loans	Other liabilities	2.39	2.77%	3 month LIBOR	900,000	(11,891)	900,000	(7,037)
		4.26	2.88%		$1,377,905	$(36,967)	$1,377,905	$(21,833)

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the three months ended March 31, 2019 and 2018 were as follows:

	Location of Gain (Loss) on Derivative	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
Liability derivatives		2019	2018
Interest rate swap agreements - securities	Interest income on securities	$(10,280)	$1,579
Interest rate swap agreements - loans	Interest income on loans	$(4,854)	$—

	Location of Gain (Loss) on Hedged Item	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
Liability derivatives		2019	2018
Interest rate swap agreements - securities	Interest income on securities	$10,280	$(1,579)
Interest rate swap agreements - loans	Interest income on loans	$4,854	$—

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at March 31, 2019 and December 31, 2018:

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Line item on the balance sheet
Securities available-for-sale	$528,900	$513,116	$25,076	$14,796
Loans (1)	$911,891	$907,037	$11,891	$7,037

(1)
The carrying amount as shown represents the designated last-of-layer. At March 31, 2019 and December 31, 2018, the total amortized cost basis of the closed portfolio of loans designated in these hedging relationships was $2.7 billion.

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

Other real estate owned – Other real estate owned (OREO) represents real estate foreclosed upon by Pinnacle Bank through loan defaults by customers or acquired by deed in lieu of foreclosure. A significant portion of these amounts relate to lots, homes and development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral. Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable. OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value as appraisal values are property-specific and sensitive to the changes in the overall economic environment.

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

The following tables present financial instruments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
March 31, 2019
Investment securities available-for-sale:
U.S. Treasury securities	$48,612	$—	$48,612	$—
U.S. government agency securities	66,969	—	66,969	—
Mortgage-backed securities	1,359,721	—	1,359,721	—
State and municipal securities	1,450,731	—	1,437,001	13,730
Agency-backed securities	269,010	—	269,010	—
Corporate notes and other	54,963	—	54,963	—
Total investment securities available-for-sale	$3,250,006	$—	$3,236,276	$13,730
Other investments	52,806	—	24,699	28,107
Other assets	27,943	—	27,943	—
Total assets at fair value	$3,330,755	$—	$3,288,918	$41,837

Other liabilities	$64,746	$—	$64,746	$—
Total liabilities at fair value	$64,746	$—	$64,746	$—

December 31, 2018
Investment securities available-for-sale:
U.S. Treasury securities	$30,300	$—	$30,300	$—
U.S. government agency securities	70,159	—	70,159	—
Mortgage-backed securities	1,310,945	—	1,310,945	—
State and municipal securities	1,229,654	—	1,215,059	14,595
Agency-backed securities	375,582	—	375,582	—
Corporate notes and other	67,046	—	67,046	—
Total investment securities available-for-sale	3,083,686	—	3,069,091	14,595
Other investments	50,791	—	24,369	26,422
Other assets	24,524	—	24,524	—
Total assets at fair value	$3,159,001	$—	$3,117,984	$41,017

Other liabilities	$46,550	$—	$46,550	$—
Total liabilities at fair value	$46,550	$—	$46,550	$—

The following table presents assets measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

March 31, 2019	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total gains (losses) for the year-to-date period then ended
Other real estate owned	$15,077	$—	$—	$15,077	$50
Impaired loans, net (1)	47,690	—	—	47,690	(1,113)
Total	$62,767	$—	$—	$62,767	$(1,063)

December 31, 2018
Other real estate owned	$15,165	$—	$—	$15,165	$(84)
Impaired loans, net (1)	40,830	—	—	40,830	(1,214)
Total	$55,995	$—	$—	$55,995	$(1,298)

(1) Amount is net of valuation allowance of $5.5 million and $4.0 million at March 31, 2019 and December 31, 2018, respectively, as required by ASC 310-10, "Receivables."

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended March 31, 2019, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2019 and March 31, 2018 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the three months ended March 31,
	2019			2018
	Available-for-sale Securities	Other assets	Other liabilities	Available-for-sale Securities	Other assets	Other liabilities
Fair value, beginning of period	$14,595	$26,422	$—	$17,029	$28,874	$—
Total realized gains included in income	30	448	—	31	512	—
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	(496)	—	—	(666)	—	—
Purchases	—	1,670	—	—	870	—
Issuances	—	—	—	—	—	—
Settlements	(399)	(433)	—	(1,168)	(468)	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value, end of period	$13,730	$28,107	—	$15,226	$29,788	$—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$30	$448	$—	$31	$512	$—

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2019 and December 31, 2018. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at March 31, 2019 and December 31, 2018.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

March 31, 2019	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$194,043	$199,010	$—	$199,010	$—
Loans, net	18,087,712	17,916,901	—	—	17,916,901
Consumer loans held-for-sale	53,658	54,613	—	54,613	—
Commercial loans held-for-sale	14,456	14,713	—	14,713	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	18,581,159	17,977,271	—	—	17,977,271
Federal Home Loan Bank advances	2,121,075	2,109,609	—	—	2,109,609
Subordinated debt and other borrowings	484,703	465,615	—	—	465,615

Off-balance sheet instruments:
Commitments to extend credit (2)	7,397,175	1,729	—	—	1,729
Standby letters of credit (3)	191,279	1,135	—	—	1,135

December 31, 2018
Financial assets:
Securities held-to-maturity	$194,282	$193,131	$—	$193,131	$—
Loans, net	17,623,974	17,288,795	—	—	17,288,795
Consumer loans held-for-sale	34,196	34,929	—	34,929	—
Commercial loans held-for-sale	15,954	16,296	—	16,296	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	18,953,848	18,337,848	—	—	18,337,848
Federal Home Loan Bank advances	1,443,589	1,432,003	—	—	1,432,003
Subordinated debt and other borrowings	485,130	464,616	—	—	464,616

Off-balance sheet instruments:
Commitments to extend credit (2)	6,921,689	1,733	—	—	1,733
Standby letters of credit (3)	177,475	1,131	—	—	1,131

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at both March 31, 2019 and December 31, 2018, Pinnacle Financial included in other liabilities $1.7 million representing the inherent risks associated with these off-balance sheet commitments.

(3)
At both March 31, 2019 and December 31, 2018, the aggregate fair value of Pinnacle Financial's standby letters of credit was $1.1 million. These amounts represent the unamortized fee associated with these standby letters of credit and are included in the consolidated balance sheets of Pinnacle Financial and are believed to approximate fair value. These fair values will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 10. Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years. Under Tennessee corporate law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity, and other needs. In addition to state law limitations on Pinnacle Financial's ability to pay dividends, the Federal Reserve imposes limitations on Pinnacle Financial's ability to pay dividends. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if Pinnacle Financial's regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer. During the three months ended March 31, 2019, Pinnacle Bank paid $39.1 million in dividends to Pinnacle Financial. As of March 31, 2019, Pinnacle Bank could pay approximately $637.4 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2018, Pinnacle Financial has paid a quarterly common stock dividend of $0.16 per share. The amount and timing of all future dividend payments by Pinnacle Financial, if any, is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to Pinnacle Financial.

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

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for Pinnacle Financial on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The Basel III rules also established a capital conservation buffer of 2.5% (which was phased in over three years) above the regulatory minimum risk-based capital ratios. The capital conservation buffer was phased in beginning in January 2016 at 0.625% and increased each year by a like percentage until fully implemented in January 2019. Upon full implementation in January 2019, minimum risk-based capital ratios including the capital conservation buffer are: i) a common equity Tier 1 capital ratio of 7%, ii) a Tier 1 risk-based capital ratio of 8.5%, and iii) a total risk-based capital ratio of 10.5%. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes, as of March 31, 2019, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2019
Total capital to risk weighted assets:
Pinnacle Financial	$2,635,562	12.0%	$1,760,157	8.0%	NA	NA
Pinnacle Bank	$2,495,127	11.4%	$1,756,333	8.0%	$2,195,416	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,078,454	9.4%	$1,320,118	6.0%	NA	NA
Pinnacle Bank	$2,277,027	10.4%	$1,317,250	6.0%	$1,756,333	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$2,078,331	9.4%	$990,088	4.5%	NA	NA
Pinnacle Bank	$2,276,904	10.4%	$987,937	4.5%	$1,427,020	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,078,454	9.0%	$924,540	4.0%	NA	NA
Pinnacle Bank	$2,277,027	9.9%	$922,810	4.0%	$1,153,512	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2018
Total capital to risk weighted assets:
Pinnacle Financial	$2,580,143	12.2%	$1,691,017	8.0%	NA	NA
Pinnacle Bank	$2,432,419	11.5%	$1,686,046	8.0%	$2,107,558	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,024,193	9.6%	$1,268,263	6.0%	NA	NA
Pinnacle Bank	$2,218,003	10.5%	$1,264,535	6.0%	$1,686,046	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$2,024,070	9.6%	$951,197	4.5%	NA	NA
Pinnacle Bank	$2,217,880	10.5%	$948,401	4.5%	$1,369,912	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,024,193	8.9%	$909,102	4.0%	NA	NA
Pinnacle Bank	$2,218,003	9.8%	$906,185	4.0%	$1,132,731	5.0%
(*) Average assets for the above calculations were based on the most recent quarter.

Note 11.  Subordinated Debt and Other borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities. These securities qualify as Tier 2 capital. Pinnacle Financial also has a $75.0 million revolving credit facility, of which it had borrowed $20.0 million as of March 31, 2019. Pinnacle Financial and the lender amended this credit facility on April 24, 2019 to, among other things, extend the maturity date to April 24, 2020, reduce the applicable margin calculation related to interest rates paid on borrowings thereunder and change the unused line fee from 0.35% to 0.30%. Additionally, Pinnacle Financial and Pinnacle Bank have entered into, or assumed in connection with acquisitions, certain other subordinated debt agreements as outlined below as of March 31, 2019 and, with respect to the legacy Pinnacle Financial indebtedness, as fully described in the 2018 Form 10-K (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2019	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	5.41%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	3.99%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	4.24%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	5.46%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	6.04%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	5.64%	30-day LIBOR + 2.85%

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2019	Coupon Structure
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	5.19%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	4.29%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	5.71%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	4.10%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	4.48%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	4.09%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed (2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (3)
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed (4)
BNC Subordinated Note	October 15, 2013	October 15, 2023	9,360	7.49%	30-day LIBOR + 5.00% (5)

Other Borrowings
Revolving credit facility (6)	April 26, 2018	April 25, 2019	20,000	4.24%	30-day LIBOR + 1.75%

Debt issuance costs and fair value adjustments			(7,652)
Total subordinated debt and other borrowings			$484,703
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
(6) Borrowing capacity on the revolving credit facility is $75.0 million. At March 31, 2019, there was $20.0 million outstanding under this facility. During the three months ended March 31, 2019, an unused fee of 0.35% was assessed on the average daily unused amount of the loan.

Note 12.  Leases

Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities, and through acquisition assumed a single finance lease for a branch facility. Upon adoption of FASB ASU 2016-02 Leases on January 1, 2019, Pinnacle Financial began recognizing right-of-use assets and lease liabilities related to its operating leases. Prior to ASU 2016-02, such assets and liabilities were recognized only for capital leases (referred to as finance leases under the amendments of ASU 2016-02). In accordance with the optional transition method allowed by ASU 2016-11, comparative prior period information included within this note is presented in accordance with guidance in effect during those periods. Right-of-use assets and lease liabilities related to Pinnacle Finacial's operating and finance leases are as follows at March 31, 2019 (in thousands):

	Balance Sheet Location	March 31, 2019
Right-of-use assets
Operating leases (1)	Other assets	$73,792
Finance leases	Premises and equipment, net	2,156
Total right-of-use assets		$75,948
Lease liabilities
Operating leases	Other liabilities	$81,768
Finance leases	Other liabilities	3,415
Total lease liabilities		$85,183
(1) Presented net of tenant improvement allowances of $1.7 million and purchase accounting fair value adjustments of $2.9 million.

Lease costs during the three months ended March 31, 2019 related to these leases were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$3,440
Short-term lease cost	14
Finance lease cost:
Interest on lease liabilities	62
Amortization of right-of-use asset	56
Sublease income	(249)
Net lease cost	$3,323

Rent expense related to leases during the three months ended March 31, 2018 was $3.2 million.

Cash flows related to leases during the three months ended March 31, 2019 were as follows (in thousands):

Three Months Ended March 31, 2019
Operating cash flows related to operating leases	$3,381
Operating cash flows related to finance leases	62
Financing cash flows related to finance leases	55

Lease liabilities are determined based on lease term discounted at an effective rate of interest. Certain lease agreements contain renewal options which are considered in the determination of the lease term if they are deemed reasonably certain to be exercised. Discount rates used to determine the present value of lease payments are based on secured borrowing rates as of the commencement date of the lease. The following table presents the weighted average remaining lease term and weighted average discount rate used to determine lease liabilities at March 31, 2019 (in thousands):

March 31, 2019
Weighted average remaining lease term:
Operating leases	9.74 years
Finance leases	9.58 years
Weighted average discount rate:
Operating leases	3.31%
Finance leases	7.22%

The following table presents a maturity analysis of undiscounted cash flows due under operating leases and finance leases and a reconciliation to total operating lease liabilities and finance lease liabilities at March 31, 2019 (in thousands):

	Operating Leases	Finance Leases
2019 (1)	$10,122	$353
2020	12,469	470
2021	12,038	470
2022	9,688	470
2023	8,874	479
Thereafter	43,967	2,548
	97,158	4,790
Less: Imputed interest	(15,390)	(1,375)
Total lease liabilities	$81,768	$3,415
(1) Includes the period from April 1, 2019 - December 31, 2019.

At December 31, 2018, the future minimum lease payments due under operating leases and capital leases, and a reconciliation to total capital lease liabilities were as follows (in thousands):

	Operating Leases	Capital Leases
2019	$12,889	$470
2020	11,805	470
2021	11,527	470
2022	9,410	470
2023	8,820	479
Thereafter	43,730	2,548
Future minimum lease payments	$98,181	4,907
Less: Imputed interest		(1,437)
Total capital lease liabilities		$3,470

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2019 and December 31, 2018 and our results of operations for the three months ended March 31, 2019 and 2018. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein and the risk factors discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (2018 10-K) and the other reports we have filed with the Securities and Exchange Commission since we filed the 2018 10-K.

Overview

Our diluted net income per common share for the three months ended March 31, 2019 was $1.22 compared to $1.08 for the same period in 2018. At March 31, 2019, loans had increased to $18.2 billion, as compared to $17.7 billion at December 31, 2018, and total deposits decreased to $18.5 billion at March 31, 2019 from $18.8 billion at December 31, 2018.

Results of Operations.  Our net interest income increased to $187.2 million for the three months ended March 31, 2019 compared to $174.5 million for the same period in the prior year, representing an increase of $12.7 million. For the three months ended March 31, 2019 when compared to the comparable period in 2018, this growth was largely the result of organic loan growth during the comparable periods. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2019 was 3.62% compared to 3.77% for the same period in 2018 and reflects declining levels of positive impact from purchase accounting.

Our provision for loan losses was $7.2 million for the three months ended March 31, 2019 compared to $6.9 million for the same period in 2018. Net charge-offs were $3.6 million for the three months ended March 31, 2019 compared to $4.0 million for the same period in 2018.
At March 31, 2019, our allowance for loan losses as a percentage of total loans was 0.48% compared to 0.47% at December 31, 2018. The slight increase in the allowance as a percentage of total loans is primarily attributable to provision expense related to growth during the first quarter of 2019.

Noninterest income increased by $6.9 million, or 15.6%, during the three months ended March 31, 2019 compared to the same period in 2018. A portion of the growth in noninterest income was attributable to an increase in income from our equity method investment in BHG which was $13.3 million for the three months ended March 31, 2019 compared to $9.4 million for the same period in the prior year.
Noninterest expense increased by $5.5 million, or 5.0%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase is primarily attributable to our increased associate base in the first quarter of 2019 versus the first quarter of 2018 and the resulting increase in salaries and employment benefits expense.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 47.9% for the three months ended March 31, 2019 compared to 49.7% for the same period in 2018. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio improved between the 2018 and 2019 comparative periods primarily due to increased revenue from increased interest earning assets and the absence of merger-related expenses in the first quarter of 2019.
During the three months ended March 31, 2019, we recorded income tax expense of $23.1 million compared to $19.6 million for the three months ended March 31, 2018. Our effective tax rate for the three months ended March 31, 2019 was 19.7% compared to 19.0% for the three months ended March 31, 2018. We also recorded tax benefits associated with our equity-based compensation program, resulting in the recognition of $769,000 and $2.7 million of tax benefits, for the three months ended March 31, 2019 and 2018, respectively.
Financial Condition.  Net loans increased $463.7 million, or 2.6%, during the three months ended March 31, 2019, when compared to December 31, 2018, due to continued economic growth in our core markets, increases in the number of relationship advisors and continued focus on attracting new customers to our company. Total deposits were $18.5 billion at March 31, 2019, compared to $18.8 billion at December 31, 2018, a decrease of $368.6 million, or 2.0%. The decrease in deposits during the first quarter of 2019 was largely driven by balance sheet restructuring initiatives intended to lower funding costs in the near term.

Capital and Liquidity. At March 31, 2019 and December 31, 2018, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At March 31, 2019, we had approximately $116.6 million of cash at the parent company, substantially all of which could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, including an established line of credit with another bank that can be utilized, subject to the terms and conditions thereof, to provide up to $75 million of additional capital support to Pinnacle Bank and for other matters, if needed.
On November 13, 2018, we announced that our board of directors had authorized a share repurchase program for up to $100.0 million of our outstanding common stock. The repurchase program is scheduled to expire upon the earlier of our repurchase of shares of our common stock having an aggregate purchase price of $100.0 million and December 31, 2019. We repurchased 543,585 shares of our common stock at a weighted average price of $55.25 and an aggregate cost of $30.0 million during the three months ended March 31, 2019. Through March 31, 2019, we have repurchased 948,785 shares, for approximately $50.7 million at a weighted average share price of $53.46.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our 2018 10-K.

Results of Operations
The following is a summary of our results of operations (dollars in thousands, except per share data):

	Three months ended March 31,		2019 - 2018 Percent
	2019	2018	Increase (Decrease)
Interest income	$257,883	$211,528	21.9%
Interest expense	70,637	37,057	90.6%
Net interest income	187,246	174,471	7.3%
Provision for loan losses	7,184	6,931	3.7%
Net interest income after provision for loan losses	180,062	167,540	7.5%
Noninterest income	51,063	44,183	15.6%
Noninterest expense	114,051	108,580	5.0%
Net income before income taxes	117,074	103,143	13.5%
Income tax expense	23,114	19,633	17.7%
Net income	$93,960	$83,510	12.5%

Basic net income per common share	$1.22	$1.08	13.0%

Diluted net income per common share	$1.22	$1.08	13.0%

Net Interest Income.   Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $187.2 million for the three months ended March 31, 2019, an increase of $12.7 million from the levels recorded in the same period of 2018. This increase was attributable to organic growth in our loan portfolio and an increase in the interest rates we receive on interest earning assets, offset in part by increases in the volume and the rates we pay on deposits and our other funding sources.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)(2)	$17,938,480	$229,379	5.28%	$15,957,466	$191,214	4.91%
Securities:
Taxable	1,845,927	13,540	2.97%	1,794,402	11,222	2.54%
Tax-exempt (2)	1,456,749	11,672	3.87%	1,035,202	7,285	3.44%
Federal funds sold and other	469,909	3,292	2.84%	335,093	1,807	2.19%
Total interest-earning assets	21,711,065	$257,883	4.94%	19,122,163	$211,528	4.56%
Nonearning assets
Intangible assets	1,852,451			1,863,736
Other nonearning assets	1,486,438			1,218,700
Total assets	$25,049,954			$22,204,599

Interest-bearing liabilities:
Interest-bearing deposits:
Interest bearing DDAs	$749,975	$3,285	1.78%	$774,883	$1,782	0.93%
Interest checking	2,380,517	6,038	1.03%	2,198,707	3,332	0.61%
Savings and money market	7,539,052	26,336	1.42%	6,454,463	11,988	0.75%
Time	3,493,107	18,558	2.15%	2,548,342	6,879	1.09%
Total interest-bearing deposits	14,162,651	54,217	1.55%	11,976,395	23,981	0.81%
Securities sold under agreements to repurchase	109,306	145	0.54%	129,969	130	0.40%
Federal Home Loan Bank advances	1,926,358	9,963	2.10%	1,584,281	7,007	1.79%
Subordinated debt and other borrowings	470,775	6,312	5.44%	471,029	5,939	5.11%
Total interest-bearing liabilities	16,669,090	70,637	1.72%	14,161,674	37,057	1.06%
Noninterest-bearing deposits	4,195,443	—	0.00%	4,304,186	—	0.00%
Total deposits and interest-bearing liabilities	20,864,533	$70,637	1.37%	18,465,860	$37,057	0.81%
Other liabilities	168,046			6,106
Stockholders' equity	4,017,375			3,732,633
Total liabilities and stockholders' equity	$25,049,954			$22,204,599
Net interest income		$187,246			$174,471
Net interest spread (3)			3.22%			3.50%
Net interest margin (4)			3.62%			3.77%
(1) Average balances of nonaccrual loans are included in the above amounts.
(2) Yields based on the carrying value of those tax-exempt instruments are shown on a fully tax equivalent basis and include $6.5 million of taxable equivalent adjustment compared to $3.5 million for the quarter ended March 31, 2018. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended March 31, 2019 would have been 3.57% compared to a net interest spread of 3.75% for the three months ended March 31, 2018.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended March 31, 2019, our net interest margin was 3.62% compared to 3.77% for the three months ended March 31, 2018. Although our net interest margin for the three-month period ended March 31, 2019 was positively impacted by yield expansion in our earning asset portfolio and growth in interest-earning assets, these increases were offset by increases in our total funding costs. The expansion of our earning asset yields was driven in part by the impact of Federal funds rate increases throughout 2018, which positively impacted our floating and variable rate loan and investment portfolios. During the three months ended March 31, 2019, our earning asset yield increased by 38 basis points from the same period in the prior year while total funding rates increased by 56 basis points compared to the three months ended March 31, 2018. The increase in our funding costs was primarily caused by higher market interest rates due to increased competition and increased borrowing costs for noncore funding.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Although the rise in interest rates over the last two years has lifted the yields we receive on earning assets, pricing for creditworthy borrowers and meaningful depositors is very competitive in our markets and this competition has adversely impacted, and may continue to adversely impact our margins. We anticipate that this challenging competitive environment will continue during the remainder of 2019. We also expect the positive impact of purchase accounting on our net interest income will continue to lessen in future periods, which will negatively affect our net interest margin in 2019. In the event that short-term interest rates were to be cut in 2019 or beyond our net interest margin would likely be negatively impacted as our ability to lower our funding cost on our deposit products would likely lag the pace with which these cuts would impact our yields on our earning assets. Though we believe our net interest margin may decrease slightly for the remainder of 2019, we believe our net interest income should continue to increase in 2019 compared to 2018 primarily due to increased average earning asset volumes, primarily loans. We seek to fund these increased loan volumes by growing our core deposits, but will utilize noncore funding to fund shortfalls, if any. To the extent that our dependence on noncore funding sources increases in 2019 our net interest margin would likely be negatively impacted.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $7.2 million for the three months ended March 31, 2019 compared to $6.9 million for the three months ended March 31, 2018. Provision expense is impacted primarily by growth in our loan portfolio and by our internal assessment of the credit quality of the loan portfolio and net charge-offs. Provision expense in the first quarter of 2019 reflected charge-offs primarily related to non-prime automobile loans, commercial credit card losses and a loss to a religious organization.

Our allowance for loan losses reflects an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio based on our allowance for loan losses assessment methodology. At March 31, 2019, our allowance for loan losses as a percentage of total loans was 0.48%, up slightly from 0.47% at December 31, 2018. The slight increase in the allowance as a percentage of total loans is primarily attributable to provision expense associated with loan growth. The absolute level of our allowance for loan losses is largely driven by continued favorable credit experience in our larger portfolios and we believe it is supported by the strong economies presently in place in the markets in which we operate.

Noninterest Income.  Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods. Service charges on deposit accounts and other noninterest income generally reflect customer growth trends, while fees from our wealth management departments, gains on mortgage loans sold and gains and losses on the sale of securities will often reflect financial market conditions and fluctuate from period to period.

The following is a summary of our noninterest income for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three months ended March 31,		2019 - 2018 Percent
	2019	2018	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$8,542	$7,905	8.1%
Investment services	5,404	5,245	3.0%
Insurance sales commissions	2,928	3,119	(6.1)%
Gains on mortgage loans sold, net	4,878	3,744	30.3%
Investment gains and losses on sales, net	(1,960)	30	NA
Trust fees	3,295	3,117	5.7%
Income from equity method investment	13,290	9,360	42.0%
Other noninterest income:
Interchange and other consumer fees	7,507	6,471	16.0%
Bank-owned life insurance	4,095	2,752	48.8%
Loan swap fees	761	504	51.0%
SBA loan sales	572	1,118	(48.8)%
Gain on other equity investments	782	189	313.8%
Other noninterest income	969	629	54.1%
Total other noninterest income	14,686	11,663	25.9%
Total noninterest income	$51,063	$44,183	15.6%

The increase in service charges on deposit accounts in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts resulting from organic growth.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three months ended March 31, 2019, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, increased by $159,000 compared to the three months ended March 31, 2018. At March 31, 2019 and 2018, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $4.1 billion and $3.5 billion, respectively, in brokerage assets. Revenues from the sale of insurance products by our insurance subsidiaries for the three months ended March 31, 2019 decreased by $191,000 compared to the same period in the prior year. Included in insurance revenues for the three months ended March 31, 2019 was $815,000 of contingent income received in the first quarter of 2019 that was based on 2018 sales production and claims experience compared to $1.0 million recorded in the same period in the prior year. Additionally, at March 31, 2019, our trust department was receiving fees on approximately $2.3 billion of managed assets compared to $1.8 billion at March 31, 2018, reflecting organic growth and market valuations. The growth in our wealth management businesses is attributable to our expanded distribution platform in our new markets as well as the addition of associates in our legacy Tennessee markets.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $4.9 million for the three months ended March 31, 2019 compared to $3.7 million for the same period in the prior year. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. There is positive correlation between the dollar amount of the mortgage pipeline and the value of this hedge. Therefore, the change in the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At March 31, 2019, the mortgage pipeline included $115.9 million in loans expected to close in 2019 compared to $153.5 million in loans at March 31, 2018 expected to close in 2018.

Investment gains and losses on sales, net represent the net gains and losses on sales of investment securities in our available-for-sale securities portfolio during the periods noted. During the three months ended March 31, 2019, we sold approximately $126.6 million of securities for a net loss of $1.9 million compared to the three months ended March 31, 2018 where we sold approximately $14.5 million of securities for a net gain of $30,000.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased in the three months ended March 31, 2019 as a result of increased debit and credit card transactions as compared to the comparable period in 2018 resulting from organic growth. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $4.1 million for the three months ended March 31, 2019 compared to $2.8 million for the three months ended March 31, 2018. The increase in earnings on these bank-owned life insurance policies resulted primarily from the purchase of $100.0 million of new policies during 2018 and $60.0 million of new policies purchased in the first quarter of 2019. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. Loan swap fees and SBA loan sales are all included in other noninterest income and fluctuate based on the current market environment. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers.

Income from equity-method investment. Income from equity-method investment is comprised solely of income from our 49% equity-method investment in BHG. Income from this equity-method investment was $13.3 million for the three months ended March 31, 2019 compared to $9.4 million for the same period last year. Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets of $475,000 for the three months ended March 31, 2019 compared to $693,000 for the three months ended March 31, 2018. At March 31, 2019, there were $10.2 million of these intangible assets which will be amortized in lesser amounts over the next 16 years.  Also included in income from equity-method investment, is accretion income associated with the fair valuation of certain of BHG's liabilities of $683,000 for the three months ended March 31, 2019, compared to $742,000 for the three months ended March 31, 2018. At March 31, 2019, there were $6.7 million of these liabilities which will be accreted into income in lesser amounts over the next 7 years.

During the three months ended March 31, 2019, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $12.7 million in the aggregate compared to $4.3 million for the same period in the prior year, which reduced the carrying amount of our investment in BHG, while earnings from BHG during the three months ended March 31, 2019 increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. No loans were purchased from BHG by Pinnacle Bank for the three month periods ended March 31, 2019 or 2018, respectively. Earnings from BHG may fluctuate from period-to-period.

As our ownership interest in BHG is 49%, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity method investment in noninterest income. For the three months ended March 31, 2019, BHG reported $62.8 million in revenues, net of substitution losses of $12.4 million compared to revenues of $43.8 million for the three months ended March 31, 2018, net of substitution losses of $11.3 million.

•
Approximately $48.7 million of BHG's revenues for the three months ended March 31, 2019 related to gains on the sale of commercial loans BHG had previously issued to doctor, dentist and other medical and professional practices compared to $35.1 million for the three months ended March 31, 2018. BHG refers to this activity as its core product. BHG typically funds these loans from cash reserves on its balance sheet. Subsequent to origination, these core product loans are typically sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan. The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model.

•
At March 31, 2019 and March 31, 2018, there were $2.0 billion and $1.6 billion, respectively, in core product loans previously sold by BHG that were being actively serviced by BHG's bank network of purchasers. Traditionally, BHG, at its sole option, may also provide purchasers of these core product loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. This substitution is subject to the purchaser having adhered to the standards of its purchase agreement with BHG. Additionally, all substitutions are subject to the approval by BHG's board of managers. As a result, the reacquired loans are deemed purchase credit impaired and recorded on BHG's balance sheet at the net present value of the loan's anticipated cash flows.  BHG will then initiate collection efforts and attempt to restore the reacquired loan to performing status. As a result, BHG maintained a liability as of March 31, 2019 and 2018 of $91.2 million and $72.9 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution. This liability represents 4.6% of core product loans previously sold by BHG as of March 31, 2019 and 2018, respectively.

•
BHG will maintain loans on its balance sheet for a period of time prior to sale or transfer to a purchaser. Alternatively, BHG may elect to keep certain loans on its balance sheet through maturity. Interest income and fees amounted to $10.6 million for the three months ended March 31, 2019 compared to $6.5 million for the three months ended March 31, 2018.

•
Additionally, BHG will also refer loans to other lenders and, based on an agreement with the lender, earn a fee for doing so. Typically, these are loans that BHG believes would either be classified as consumer-type loans rather than commercial loans, the loans fail to meet the credit underwriting standards of BHG but another lender will accept the loans or are loans to borrowers in certain geographic locations where BHG has elected not to do business. For the three months ended March 31, 2019, BHG recognized fee income of $629,000 compared to $190,000 for the same period in the prior year related to these activities.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased in the three months ended March 31, 2019 as a result of increased debit and credit card transactions as compared to the comparable period in 2018 resulting from organic growth. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $4.1 million for the three months ended March 31, 2019 compared to $2.8 million for the three months ended March 31, 2018. The increase in earnings on these bank-owned life insurance policies resulted primarily from the purchase of $100.0 million of new policies during 2018 and $60.0 million of new policies purchased in the first quarter of 2019. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. Loan swap fees and SBA loan sales are all included in other noninterest income and fluctuate based on the current market environment. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses. The following is a summary of our noninterest expense for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		2019 - 2018 Percent
	2019	2018	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$45,056	$39,104	15.2%
Commissions	3,140	3,029	3.7%
Cash and equity incentives	11,163	10,180	9.7%
Employee benefits and other	11,017	11,406	(3.4%)
Total salaries and employee benefits	70,376	63,719	10.4%
Equipment and occupancy	19,331	17,743	9.0%
Other real estate (income) expense, net	246	(794)	131.0%
Marketing and other business development	2,948	2,247	31.2%
Postage and supplies	1,892	2,039	(7.2%)
Amortization of intangibles	2,311	2,698	(14.3%)
Merger-related expense	—	5,353	(100.0%)
Other noninterest expense:
Deposit related expense	4,543	5,675	(19.9%)
Lending related expense	5,299	3,908	35.6%
Wealth management related expense	530	523	1.3%
Other noninterest expense	6,575	5,469	20.2%
Total other noninterest expense	$16,947	$15,575	8.8%
Total noninterest expense	$114,051	$108,580	5.0%

Total salaries and employee benefits expenses increased approximately $6.7 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily as the result of our annual merit increases that are effective on January 1 of each year and as a result of increases in our associate base. At March 31, 2019, our associate base was 2,324.0 full-time equivalent associates as compared to 2,148.0 at March 31, 2018. We expect salary and benefit expenses will continue to rise as a result of our intentions to hire experienced bankers and other associates throughout our expanded footprint.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our associates participate in our equity compensation plans. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of revenues and earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. Through the first quarter of 2019, we have accrued incentive costs for the cash incentive plan in 2019 at approximately 75% of our targeted awards.

Also included in employee benefits and other expense for the three months ended March 31, 2019 were approximately $4.9 million of compensation expenses related to equity-based awards for restricted shares or restricted share units, including those with performance-based vesting criteria compared to $4.4 million for the three months ended March 31, 2018. Under our equity incentive plans, we provide a broad-based equity incentive program for all associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. Our compensation expense associated with equity awards for the three months ended March 31, 2019 increased when compared to the three months ended March 31, 2018 as a result of the additional associates we have hired throughout our footprint as well as increased performance-based awards to senior management. We expect our compensation expense associated with equity awards to continue to increase during the remainder of 2019 when compared to 2018 as a result of the increased number of associates and our intention to hire additional experienced financial advisors during the remainder of 2019.

Employee benefits and other expenses were $11.0 million for the three months ended March 31, 2019 compared to $11.4 million for the three months ended March 31, 2018 and include costs associated with our 401k plan, health insurance and payroll taxes.

Equipment and occupancy expenses for the three months ended March 31, 2019 increased $1.6 million to $19.3 million as compared to the same period in the prior year due to increased expenses associated with the enhanced technology we established as a part of our system conversion completed in the fourth quarter of 2017. We believe these expenses will increase as the number of our locations will increase over an extended period of time, particularly in our Tennessee markets. There are no current plans to materially expand our branch distribution in the Carolinas and Virginia.

Marketing and business development expense for the three months ended March 31, 2019 was $2.9 million compared to $2.2 million for the three months ended March 31, 2018. The primary source of the increase in 2019 as compared to 2018 is the associated marketing and business development expenses necessary to expand our banking operations in the Carolinas and Virginia.

Intangible amortization expense was $2.3 million for the three months ended March 31, 2019 compared to $2.7 million for the same period in 2018. The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives at March 31, 2019:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
CapitalMark	2015	$6.2	7	$1.4
Magna Bank	2015	3.2	6	0.5
Avenue	2016	8.8	9	4.3
BNC	2017	48.1	10	35.3
Book of Business Intangible:
Miller Loughry Beach Insurance	2008	$1.3	20	$0.3
CapitalMark	2015	0.3	16	0.2
BNC Insurance	2017	0.4	20	0.3
BNC Trust	2017	1.9	10	1.6

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense of these intangibles is estimated to decrease from $8.6 million to $4.6 million per year over the next 5 years with lesser amounts for the remaining amortization period.

No merger-related expenses were recorded during the quarter ended March 31, 2019. Merger-related expenses were $5.4 million for the three months ended March 31, 2018. Merger-related expenses incurred for the three months ended March 31, 2018 were associated with our merger with BNC and were inclusive of costs associated with associate retention packages and cultural and technology integrations.

Other noninterest expenses increased by $1.4 million between the two periods presented. Deposit related expense decreased by $1.1 million during the three months ended March 31, 2019 when compared to the same period in 2018. This decrease is primarily attributable to decreased FDIC insurance premiums of $1.2 million in the three months ended March 31, 2019 as a result of the elimination of the large bank surcharge during the period. Lending and wealth management related expenses each increased during the three months ended March 31, 2019 when compared to the same period in 2018. These increases are directly correlated with increased lending and wealth management activities during the respective periods.

Total other noninterest expenses increased by $1.1 million during the three months ended March 31, 2019 when compared to the same period in 2018. This increase is due to a variety of factors and includes increases in audit and consulting fees, increased regulatory exam fees and increased state franchise tax expense.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 47.9% for the three months ended March 31, 2019 compared to 49.7% for the three months ended March 31, 2018. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio improved between the 2018 and 2019 comparative periods primarily due to increased revenue growth from increased interest earning assets and the absence of merger-related expenses in the first quarter of 2019.

Income Taxes. During the three months ended March 31, 2019, we recorded income tax expense of $23.1 million compared to $19.6 million for the three months ended March 31, 2018. Our effective tax rate for the three months ended March 31, 2019 was 19.7% compared to 19.0% for the three months ended March 31, 2018. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 26.14% primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Periodic income tax expense is also impacted upon the vesting of restricted share awards and the exercise of employee stock options and is recorded as a discrete item as a component of total income tax. Income tax expense was reduced by $769,000 for the three months ended March 31, 2019 compared to a reduction of $2.7 million for the three months ended March 31, 2018, resulting from the tax-benefits related to the vesting of such awards.

Financial Condition

Our consolidated balance sheet at March 31, 2019 reflects an increase in total loans outstanding to $18.2 billion compared to $17.7 billion at December 31, 2018. Total deposits decreased by $368.6 million between December 31, 2018 and March 31, 2019. Total assets were $25.6 billion at March 31, 2019 compared to $25.0 billion at December 31, 2018.

Loans.  The composition of loans at March 31, 2019 and at December 31, 2018 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$7,419,146	40.8%	$7,164,954	40.4%
Consumer real estate – mortgage	2,887,628	15.9%	2,844,447	16.1%
Construction and land development	2,097,570	11.5%	2,072,455	11.7%
Commercial and industrial	5,419,520	29.8%	5,271,421	29.8%
Consumer and other	351,042	2.0%	354,272	2.0%
Total loans	$18,174,906	100.0%	$17,707,549	100.0%

The composition of our loan portfolio changed with our acquisition of BNC in 2017, which focused more on commercial real estate lending, including construction, than we did in our legacy Tennessee markets. As we intend to focus on growth of the commercial and industrial segment in our expanded footprint, we continue to believe our commercial and industrial portfolio will again become a more substantial portion of our total loan portfolio.

The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At March 31, 2019, approximately 35.3% of the outstanding principal balance of our commercial real estate - mortgage loans was secured by owner-occupied commercial real estate properties, compared to 37.0% at December 31, 2018. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development loan segment continues to be a meaningful portion of our portfolio and reflects the development and growth of the local economies in which we operate and is diversified between commercial, residential and land.

Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300%. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At March 31, 2019 and December 31, 2018, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 84.1% and 85.2%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 282.5% and 277.7% as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The following table classifies our fixed and variable rate loans at March 31, 2019 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at March 31, 2019			Percentage	Percentage
	Fixed Rates	Variable Rates	Totals	At March 31, 2019	At December 31, 2018
Based on contractual maturity:
Due within one year	$1,023,001	$2,546,166	$3,569,167	19.6%	18.9%
Due in one year to five years	4,913,769	4,177,845	9,091,614	50.0%	49.7%
Due after five years	2,629,480	2,884,645	5,514,125	30.4%	31.4%
Totals	$8,566,250	$9,608,656	$18,174,906	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$2,647,574	$2,647,574	14.6%	15.6%
Due within one year	1,023,001	6,325,227	7,348,228	40.4%	39.0%
Due in one year to five years	4,913,769	359,743	5,273,512	29.0%	28.8%
Due after five years	2,629,480	276,112	2,905,592	16.0%	16.6%
Totals	$8,566,250	$9,608,656	$18,174,906	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
Accruing loans past due 30 to 89 days:	2019	2018
Commercial real estate – mortgage	$14,871	$11,756
Consumer real estate – mortgage	10,982	18,059
Construction and land development	795	3,759
Commercial and industrial	9,068	21,451
Consumer and other	2,736	3,276
Total accruing loans past due 30 to 89 days	$38,452	$58,301

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$—	$—
Consumer real estate – mortgage	39	—
Construction and land development	—	—
Commercial and industrial	1,323	1,082
Consumer and other	620	476
Total accruing loans past due 90 days or more	$1,982	$1,558

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.21%	0.33%
Accruing loans past due 90 days or more as a percentage of total loans	0.01%	0.01%
Total accruing loans in past due status as a percentage of total loans	0.22%	0.34%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $190.3 million, or 1.1% of total loans at March 31, 2019, compared to $176.3 million, or 1.0% of total loans at December 31, 2018. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. Approximately $8.7 million of potential problem loans were past due at least 30 days but less than 90 days as of March 31, 2019.

Nonperforming Assets and Troubled Debt Restructurings. At March 31, 2019, we had $111.3 million in nonperforming assets compared to $103.2 million at December 31, 2018. Included in nonperforming assets were $96.1 million in nonaccrual loans and $15.1 million in OREO and other nonperforming assets at March 31, 2019 and $87.8 million in nonaccrual loans and $15.4 million in OREO and other nonperforming assets at December 31, 2018. At March 31, 2019 and December 31, 2018, there were $5.5 million and $5.9 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio. As of March 31, 2019 and December 31, 2018, our allowance for loan losses was approximately $87.2 million and $83.6 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for loan losses is adjusted to an amount that our management deems appropriate to adequately cover the probable losses in the loan portfolio based on our allowance for loan loss methodology. Our allowance for loan losses as a percentage of total loans was 0.48% at March 31, 2019, up slightly from 0.47% at December 31, 2018. The absolute level of our allowance for loan losses is largely driven by continued favorable credit experience and we believe it is supported by the strong economies presently in place in the markets in which we operate.

Also impacting the overall balance of our allowance for loan losses is fair value accounting on our acquired loan portfolios as no allowance for loan losses is assigned to acquired loans as of the date of acquisition; however, an allowance for loan losses is recorded for purchased loans that have experienced credit deterioration subsequent to acquisition or increases in balances outstanding. At March 31, 2019, the remaining fair value discount for all acquired portfolios was $85.8 million, consisting of $16.1 million of nonaccretable discount attributable to purchase credit impaired loans and $69.7 million of accretable discount. For loans acquired in connection with our acquisitions, the calculation of the allowance for loan losses subsequent to the acquisition date is consistent with that utilized for our legacy loans. Our accounting policy is to compare the computed allowance for loan losses on purchased loans to the remaining fair value adjustment at the individual loan level. Generally the fair value adjustments are expected to accrete to interest income over the remaining contractual life of the underlying loans and decrease proportionately with the related loan balance. However, if the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a provision for loan losses. Additional provisioning for purchased portfolios results from credit deterioration on the individual loan following consummation of the acquisition or from increased borrowings on loans and lines that existed as of the acquisition date. Should a loan with a remaining fair value discount be paid off prior to maturity, the remaining fair value discount is recognized as interest income in the period when the loan is paid off.

As of March 31, 2019, net loans included a remaining net fair value discount of $85.8 million. For the three months ended March 31, 2019, the net fair value discount changed as follows:

	Accretable Yield	Nonaccretable Yield	Total
December 31, 2018	$(78,282)	$(17,394)	$(95,676)
Acquisitions	—	—	—
Year-to-date accretion and settlements	8,585	1,312	9,897
March 31, 2019	$(69,697)	$(16,082)	$(85,779)

The following table sets forth, based on management's estimate, the allocation of the allowance for loan losses to categories of loans as well as the unallocated portion as of March 31, 2019 and December 31, 2018 and the percentage of loans in each category to total loans (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$30,167	40.8%	$26,946	40.4%
Consumer real estate - mortgage	8,369	15.9%	7,670	16.1%
Construction and land development	10,915	11.5%	11,128	11.7%
Commercial and industrial	32,699	29.8%	31,731	29.8%
Consumer and other	4,803	2.0%	5,423	2.0%
Unallocated	241	NA	677	NA
Total allowance for loan losses	$87,194	100.0%	$83,575	100.0%

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2019 and for the year ended December 31, 2018 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Three months ended March 31, 2019	Year ended December 31, 2018
Balance at beginning of period	$83,575	$67,240
Provision for loan losses	7,184	34,377
Charged-off loans:
Commercial real estate – mortgage	(534)	(3,030)
Consumer real estate – mortgage	(350)	(1,593)
Construction and land development	—	(74)
Commercial and industrial	(3,352)	(13,175)
Consumer and other loans	(1,832)	(12,528)
Total charged-off loans	(6,068)	(30,400)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	72	2,096
Consumer real estate – mortgage	369	2,653
Construction and land development	122	1,863
Commercial and industrial	1,598	3,035
Consumer and other loans	342	2,711
Total recoveries of previously charged-off loans	2,503	12,358
Net charge-offs	(3,565)	(18,042)
Balance at end of period	$87,194	$83,575
Ratio of allowance for loan losses to total loans outstanding at end of period	0.48%	0.47%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.08%	0.11%

(1)Net charge-offs for the year-to-date period ended March 31, 2019 have been annualized.

Management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management's evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of Pinnacle Bank's regulators, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. For further discussion regarding our allowance for loan losses, refer to Critical Accounting Estimates included in the 2018 10-K.
Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of inherent losses existing in the loan portfolio at March 31, 2019. While our policies and procedures used to estimate the allowance for loan losses as well as the resultant provision for loan losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $3.4 billion and $3.3 billion at March 31, 2019 and December 31, 2018, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at March 31, 2019 and December 31, 2018 follows:

	March 31, 2019	December 31, 2018
Weighted average life	6.41 years	7.23 years
Effective duration	3.84%	3.62%
Tax equivalent yield	3.37%	3.22%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of March 31, 2019 and December 31, 2018 was 5.00% and 4.82%, respectively.
Deposits and Other Borrowings. We had approximately $18.5 billion of deposits at March 31, 2019 compared to $18.8 billion at December 31, 2018. The decrease in deposit balances for the first three months of 2019 was largely the result of balance sheet restructuring initiatives intended to lower funding costs in the near term. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $100.7 million at March 31, 2019 and $104.7 million at December 31, 2018. Additionally, at March 31, 2019 and December 31, 2018, Pinnacle Bank had borrowed $2.1 billion and $1.4 billion, respectively, in advances from the Federal Home Loan Bank of Cincinnati (FHLB). At March 31, 2019, Pinnacle Bank also had approximately $1.9 billion in additional availability with the FHLB; however, incremental borrowings are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or noncore funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at March 31, 2019 and December 31, 2018:

	March 31, 2019	Percent	December 31, 2018	Percent
Core funding:
Noninterest-bearing deposit accounts	$4,317,787	20.38%	$4,309,067	20.63%
Interest-bearing demand accounts	2,916,032	13.76%	3,097,110	14.83%
Money Market accounts	6,743,554	31.83%	6,805,186	32.59%
Time deposit accounts less than $250,000	1,611,486	7.61%	1,605,983	7.69%
Reciprocating demand deposit accounts (1)	234,252	1.11%	162,410	0.78%
Reciprocating savings accounts (1)	415,279	1.96%	418,230	2.00%
Reciprocating CD accounts (1)	102,374	0.48%	91,187	0.44%
Total core funding	16,340,764	77.13%	16,489,173	78.96%
Noncore funding:
Relationship based noncore funding:
Other time deposits	713,992	3.37%	687,427	3.29%
Securities sold under agreements to repurchase	100,698	0.48%	104,741	0.50%
Total relationship based noncore funding	814,690	3.85%	792,168	3.79%
Wholesale funding:
Brokered deposits	210,949	1.00%	588,861	2.82%
Brokered time deposits	1,214,756	5.73%	1,083,646	5.19%
Federal Home Loan Bank advances	2,121,075	10.01%	1,443,589	6.91%
Subordinated debt and other funding	484,703	2.28%	485,130	2.33%
Total wholesale funding	4,031,483	19.02%	3,601,226	17.25%
Total noncore funding	4,846,173	22.87%	4,393,394	21.04%
Totals	$21,186,937	100.00%	$20,882,567	100.00%

(1)
The reciprocating categories consists of deposits we receive from a bank network (the Promontory network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the Promontory network.

As noted in the table above, our core funding as a percentage of total funding decreased from 78.96% at December 31, 2018 to 77.13% at March 31, 2019, primarily as a result of increased competition for core deposits in our markets.

When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall noncore funding reliance and on brokered deposit exposure specifically. Both our overall reliance on noncore funding and exposure to brokered deposits were within those policy limitations as of March 31, 2019.

Our funding policies impose limits on the amount of noncore funding we can utilize based on the noncore funding dependency ratio which is calculated pursuant to regulatory guidelines. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our funding sources back into compliance with our core funding ratios. At March 31, 2019 and December 31, 2018, we were in compliance with our core funding policies. Though growing our core deposit base is a key strategic objective of our firm, our current growth plans contemplate that we may increase our noncore funding amounts from current levels, but we do not currently anticipate that such increases will exceed our internal policies.

The amount of time deposits as of March 31, 2019 amounted to $3.6 billion.  The following table shows our time deposits in denominations of $100,000 and less and in denominations greater than $100,000 by category based on time remaining until maturity and the weighted average rate for each category as of March 31, 2019 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$307,248	1.87%
Over three but less than six months	435,452	2.07%
Over six but less than twelve months	548,370	2.26%
Over twelve months	519,602	2.48%
	$1,810,672	2.21%
Denominations $100,000 and greater
Three months or less	$369,397	1.86%
Over three but less than six months	349,236	2.03%
Over six but less than twelve months	473,164	2.10%
Over twelve months	640,139	2.57%
	$1,831,936	2.20%
Totals	$3,642,608	2.21%

Subordinated debt and other borrowings.  We have entered into and acquired a number of statutory business trusts which were established to issue 30-year trust preferred securities and related junior subordinated debt instruments and certain other subordinated debt agreements. These securities qualify as Tier 2 capital. We also have a $75.0 million revolving credit facility, of which we had borrowed $20.0 million as of March 31, 2019. We amended this credit facility on April 24, 2019 to, among other things, extend the maturity date to April 24, 2020, reduce the applicable margin calculation related to interest rates paid on borrowings thereunder and change the unused line fee from 0.35% to 0.30%. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2019	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	5.41%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	3.99%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	4.24%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	5.46%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	6.04%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	5.64%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	5.19%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	4.29%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	5.71%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	4.10%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	4.48%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	4.09%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed (2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (3)
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed (4)
BNC Subordinated Note	October 15, 2013	October 15, 2023	9,360	7.49%	30-day LIBOR + 5.00% (5)

Other Borrowings
Revolving credit facility (6)	April 26, 2018	April 25, 2019	20,000	4.24%	30-day LIBOR + 1.75%

Debt issuance costs and fair value adjustments			(7,652)
Total subordinated debt and other borrowings			$484,703

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
(6) Borrowing capacity on the revolving credit facility is $75.0 million. At March 31, 2019, there was $20.0 million outstanding balance under this facility. During the three months ended March 31, 2019, an unused fee of 0.35% was assessed on the average daily unused amount of the loan.

Capital Resources. At March 31, 2019 and December 31, 2018, our shareholders' equity amounted to $4.1 billion and $4.0 billion, respectively, an increase of approximately $90.0 million. The increase is primarily attributable to net income and partially offset by a decrease in our other comprehensive income.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $637.4 million at March 31, 2019.  During the three months ended March 31, 2019, our bank paid dividends of $39.1 million to us which is within the limits allowed by the TDFI.

During the three months ended March 31, 2019, we paid $12.5 million in dividends to our common shareholders. On April 16, 2019, our board of directors declared a $0.16 per share quarterly cash dividend to common shareholders which should approximate $12.5 million in aggregate dividend payments that are expected to be paid on May 31, 2019 to common shareholders of record as of the close of business on May 3, 2019. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to us.

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

Earnings simulation model. We believe interest rate risk is best measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, we have policy guidelines for our earnings at risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. For instantaneous upward and downward changes in rates from management's flat interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

Estimated % Change in Net Interest Income Over 12 Months
March 31, 2019
Instantaneous Rate Change
100 bps increase	4.1%
200 bps increase	7.6%
100 bps decrease	(5.3%)

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

At March 31, 2019, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy. The board has suspended the requirement to model the down 300 and 400 bps scenario while 10 year maturity Treasury rates are below 3.0%, which was the case as of March 31, 2019.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At March 31, 2019, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

March 31, 2019
Instantaneous Rate Change
100 bps increase	(1.6%)
200 bps increase	(5.0%)
100 bps decrease	(2.2%)

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

At March 31, 2019, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy. The board has suspended the requirement to model the down 300 and 400 bps scenario while 10 year maturity Treasury rates are below 3.0%, which was the case as of March 31, 2019.

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

Management's model governance, model implementation and model validation processes and controls are subject to review in our regulatory examinations to ensure they are in compliance with the most recent regulatory guidelines and industry and regulatory practices. Management utilizes a respected, sophisticated third party asset liability modeling software to help ensure implementation of management's assumptions into the model are processed as intended in a robust manner. That said, there are numerous assumptions regarding financial instrument behavior that are integrated into the model. The assumptions are formulated by combining observations gleaned from our historical studies of financial instruments and our best estimations of how, if at all, these instruments may behave in the future given changes in economic conditions, technology, etc. These assumptions may prove to be inaccurate. Additionally, given the large number of assumptions built into firms' asset liability modeling software, it is difficult, at best, to compare our results to other firms.

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers no further increases in short-term interest rates in 2019. Our "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

We have in the past used, and may in the future continue to use, derivative financial instruments as one tool to manage our interest rate sensitivity, including in our mortgage lending program, while continuing to meet the credit and deposit needs of our customers. For further details on the derivatives we currently use, see Note 8. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At March 31, 2019, we were in compliance with our liquidity coverage ratio.

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

In addition, our bank is a member of the FHLB Cincinnati.  As a result, our bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB Cincinnati, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on its ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity with the FHLB Cincinnati. At March 31, 2019, we estimate we had $1.9 billion in borrowing capacity with the FHLB Cincinnati.  However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati. At March 31, 2019, our bank had received advances from the FHLB Cincinnati totaling $2.1 billion. At March 31, 2019, the scheduled maturities of Pinnacle Bank's FHLB Cincinnati advances and interest rates are as follows (in thousands):

Scheduled Maturities	Amount	Interest Rates (1)
2019	$583,500	2.02%
2020	297,559	1.83%
2021	223,750	2.26%
2022	41,250	2.85%
2023	—	0.00%
Thereafter	975,016	2.18%
Total	$2,121,075
Weighted average interest rate		2.11%

(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future.  The table reflects rates in effect as of March 31, 2019.

Pinnacle Bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $170.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month of borrowing. We had no outstanding borrowings at March 31, 2019 under these agreements. Our bank also has approximately $3.5 billion in available Federal Reserve discount window lines of credit.

At March 31, 2019, excluding reciprocating time and money market deposits issued through the Promontory Network, we had $1.4 billion of brokered deposits. Historically, we have issued brokered certificates of deposit through several different brokerage houses based on competitive bid.

Banking regulators have defined additional liquidity guidelines, through the issuance of the Basel III Liquidity Coverage Ratio (LCR) and the Modified LCR. These regulatory guidelines became effective January 2015 with phase in over subsequent years and require these large institutions to follow prescriptive guidance in determining an absolute level of a high quality liquid asset (HQLA) buffer that must be maintained on their balance sheets in order to withstand a potential liquidity crisis event. Although Pinnacle Financial follows the principles outlined in the Interagency Policy Statement on Liquidity Risk Management, issued March 2010, to determine its HQLA buffer, Pinnacle Financial is not currently subject to these regulations. However, these formulas could eventually be imposed on smaller banks, such as Pinnacle Bank, and require an increase in the absolute level of liquidity on our balance sheet, which could result in lower net interest margins for us in future periods.

At March 31, 2019, we had no individually significant commitments for capital expenditures. But, we believe the number of our locations will increase over an extended period time, particularly in our Tennessee markets and have recently acquired land to expand our retail distribution in the Memphis MSA. In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense. There are no current plans to materially expand our branch distribution in the Carolinas and Virginia though we anticipate replacing a location in Virginia with a newly constructed facility in 2019.

Off-Balance Sheet Arrangements.  At March 31, 2019, we had outstanding standby letters of credit of $191.3 million and unfunded loan commitments outstanding of $7.4 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or, on a short-term basis, to borrow and purchase Federal funds from other financial institutions.

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

Recently Adopted Accounting Pronouncements

See "Part I - Item 1. Consolidated Financial Statements - Note. 1 Summary of Significant Accounting Policies" of this Report for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 38 through 57 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
Pinnacle Financial carried out an evaluation, under the supervision and with the participation of its management, including its Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the
Chief Executive Officer and Chief Financial Officer concluded that, due to the ongoing efforts to remediate the material weakness in its internal control over financial reporting identified in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as described in more detail below, Pinnacle Financial's disclosure controls and procedures were not effective as of the end of the period covered by this report in ensuring that the information required to be disclosed by Pinnacle Financial in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to Pinnacle Financial's management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed , summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls

Other than as described below in regards to our ongoing efforts to fully remediate the material weakness identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)or 15d-15(f)) occurred during the fiscal quarter ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Previously identified Material Weakness Related to Certain Residential Mortgage Loan Originations

Based on the assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as described in our Annual Report on Form 10-K, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018 due to a material weakness arising from certain control deficiencies existing during 2018 related to residential mortgage loans originated by the Company. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As stated in the 2018 Annual Report on Form 10-K,  management concluded that the existence of this material weakness did not result in any material misstatement of the Company’s interim or annual financial statements or related disclosures for the fiscal year ended December 31, 2018, nor was there any financial loss incurred by the Company as a result of this material weakness.

Remediation of Material Weakness

The Company has made progress toward remediation of the underlying causes of the above-described material weakness for residential mortgage loans originated in 2018. However, the identified material weakness in internal control over financial reporting will not be considered fully addressed until the internal controls over this area have been in operation for a sufficient period of time for the Company’s management to conclude that the material weakness has been fully remediated. The Company will continue to evaluate these internal controls throughout 2019 to ensure the remediation efforts are working as designed. As a result, the Company may alter its control structure to enhance these and other related controls in this area, but the Company’s evaluation as to full remediation will primarily involve an ongoing review of its current control structure to make sure the controls in this area are being performed as designed by the individuals responsible for performance of these controls. Once this evaluation is complete, the Company will make its final determination as to full remediation.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party or of which any of their property is the subject.

ITEM 1A.  RISK FACTORS

Investing in Pinnacle Financial involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in Pinnacle Financial have been outlined in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition.  There has been no material change to our risk factors as previously disclosed in the above described Annual Report on Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended March 31, 2019.

Period	Total Number of Shares Repurchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	112,064	$53.19	90,010	74,467,000
February 1, 2019 to February 28, 2019	39,626	58.84	—	—
March 1, 2019 to March 31, 2019	453,584	55.53	453,575	49,280,000
Total	605,274	$55.59	543,585	49,280,000
______________________

(1)
During the quarter ended March 31, 2019, 212,247 shares of restricted stock previously awarded to certain of the participants in our equity incentive plans vested. We withheld 61,689 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

(2)
On November 13, 2018, Pinnacle Financial announced that its board of directors authorized a share repurchase program for up to $100.0 million of Pinnacle Financial’s outstanding common stock. The repurchase program is scheduled to expire upon the earlier of Pinnacle Financial’s repurchase of shares of its common stock having an aggregate purchase price of $100.0 million and December 31, 2019. Pinnacle Financial repurchased 543,585 shares of its common stock at an aggregate cost of $30.0 million in the fiscal quarter ended March 31, 2019. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase program does not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

10.1#	Form of Named Executive Officers 2019 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 18, 2019.
10.2#	Pinnacle Financial Partners, Inc. 2019 Annual Cash Incentive Plan, Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 18, 2019.
10.3
Fifth Amendment to Loan Agreement dated as of April 24, 2019 by and between U.S. Bank National Association and Pinnacle Financial Partners, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2019.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Documents
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

May 3, 2019	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

May 3, 2019	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer