Form 10-Q
period 2019-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2019-08-02
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____ to ____
Commission File Number: 000-31225
Pinnacle Financial Partners Inc.
, Inc.

(Exact name of registrant as specified in its charter)
Tennessee			62-1812853
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
150 Third Avenue South, Suite 900	Nashville,	TN	37201
(Address of principal executive offices)			(Zip Code)
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
(do not check if you are a smaller reporting company)                Emerging growth company ☐

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

As of July 30, 2019 there were 76,949,554 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2019

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:  (i) deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (ii) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits; (iii) the inability of Pinnacle Financial, or entities in which it has significant investments, like Bankers Healthcare Group, LLC (BHG), to maintain the historical growth rate of its, or such entities', loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of compression to net interest margin; (vii) greater than anticipated adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina and Virginia,  particularly in commercial and residential real estate markets; (viii) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating or that affect the yield curve; (ix) the results of regulatory examinations; (x) a merger or acquisition; (xi) risks of expansion into new geographic or product markets; (xii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including intangible assets; (xiii) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xiv) the ability of Pinnacle Financial to implement its branch consolidation strategy on the timeliness, and at the costs, presently contemplated; (xv) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvi) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Financial's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xvii) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xviii) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Financial contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xix) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients;  (xx) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company if not prohibited from doing so by Pinnacle Financial or Pinnacle Bank; (xxi) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxii) risks associated with the possible shutdown of the United States federal government, including the adverse effects on the national or local economies and adverse effects resulting from a shutdown of the U.S. Small Business Administration’s SBA loan program; (xxiii) the availability of and access to capital; (xxiv) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions; and (xxv) general competitive, economic, political and market conditions. Additional factors which could affect the forward looking statements can be found in Pinnacle Financial's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC and available on the SEC's website at http://www.sec.gov. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30, 2019	December 31, 2018
ASSETS
Cash and noninterest-bearing due from banks	$153,071	$137,433
Restricted cash	121,440	65,491
Interest-bearing due from banks	332,862	516,920
Federal funds sold and other	20,214	1,848
Cash and cash equivalents	627,587	721,692

Securities available-for-sale, at fair value	3,256,906	3,083,686
Securities held-to-maturity (fair value of $200.6 million and $193.1 million at June 30, 2019 and Dec. 31, 2018, respectively)	190,928	194,282
Consumer loans held-for-sale	70,004	34,196
Commercial loans held-for-sale	21,295	15,954

Loans	18,814,318	17,707,549
Less allowance for loan losses	(90,253)	(83,575)
Loans, net	18,724,065	17,623,974

Premises and equipment, net	274,729	265,560
Equity method investment	243,875	239,237
Accrued interest receivable	84,582	79,657
Goodwill	1,807,121	1,807,121
Core deposits and other intangible assets	41,578	46,161
Other real estate owned	26,657	15,165
Other assets	1,171,028	904,359
Total assets	$26,540,355	$25,031,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,493,419	$4,309,067
Interest-bearing	3,129,941	3,464,001
Savings and money market accounts	7,547,166	7,607,796
Time	4,278,857	3,468,243
Total deposits	19,449,383	18,849,107
Securities sold under agreements to repurchase	154,169	104,741
Federal Home Loan Bank advances	1,960,062	1,443,589
Subordinated debt and other borrowings	464,144	485,130
Accrued interest payable	30,376	23,586
Other liabilities	305,860	158,951
Total liabilities	22,363,994	21,065,104
Stockholders' equity:
Preferred stock, no par value; 10.0 million shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 180.0 million shares authorized at June 30, 2019 and Dec. 31, 2018; 76.9 million and 77.5 million shares issued and outstanding at June 30, 2019 and Dec. 31, 2018, respectively	76,929	77,484
Additional paid-in capital	3,076,486	3,107,431
Retained earnings	1,002,434	833,130
Accumulated other comprehensive income (loss), net of taxes	20,512	(52,105)
Total stockholders' equity	4,176,361	3,965,940
Total liabilities and stockholders' equity	$26,540,355	$25,031,044
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$237,653	$208,758	$467,032	$399,972
Securities:
Taxable	12,243	11,748	25,783	22,970
Tax-exempt	12,556	8,350	24,228	15,635
Federal funds sold and other	3,399	2,128	6,691	3,935
Total interest income	265,851	230,984	523,734	442,512

Interest expense:
Deposits	58,988	32,767	113,205	56,748
Securities sold under agreements to repurchase	142	143	287	273
Federal Home Loan Bank advances and other borrowings	17,803	15,838	34,078	28,784
Total interest expense	76,933	48,748	147,570	85,805
Net interest income	188,918	182,236	376,164	356,707
Provision for loan losses	7,195	9,402	14,379	16,333
Net interest income after provision for loan losses	181,723	172,834	361,785	340,374

Noninterest income:
Service charges on deposit accounts	8,940	8,456	17,482	16,361
Investment services	5,803	5,074	11,207	10,319
Insurance sales commissions	2,147	2,048	5,075	5,167
Gain on mortgage loans sold, net	6,011	3,777	10,889	7,521
Investment gains and losses on sales, net	(4,466)	—	(6,426)	30
Trust fees	3,461	3,564	6,756	6,681
Income from equity method investment	32,261	9,690	45,551	19,050
Other noninterest income	16,525	15,330	31,211	26,993
Total noninterest income	70,682	47,939	121,745	92,122

Noninterest expense:
Salaries and employee benefits	75,620	64,112	145,996	127,831
Equipment and occupancy	23,844	18,208	43,175	35,951
Other real estate expense, net	2,523	819	2,769	25
Marketing and other business development	3,282	2,544	6,230	4,791
Postage and supplies	2,079	2,291	3,971	4,330
Amortization of intangibles	2,271	2,659	4,582	5,357
Merger-related expense	—	2,906	—	8,259
Other noninterest expense	18,067	17,369	35,014	32,944
Total noninterest expense	127,686	110,908	241,737	219,488
Income before income taxes	124,719	109,865	241,793	213,008
Income tax expense	24,398	23,000	47,512	42,633
Net income	$100,321	$86,865	$194,281	$170,375
Per share information:
Basic net income per common share	$1.31	$1.13	$2.54	$2.21
Diluted net income per common share	$1.31	$1.12	$2.53	$2.20
Weighted average shares outstanding:
Basic	76,343,608	77,123,854	76,572,120	77,101,816
Diluted	76,611,657	77,468,082	76,866,163	77,417,930

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$100,321	$86,865	$194,281	$170,375
Other comprehensive income (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	25,514	(2,785)	61,894	(36,268)
Change in fair value of cash flow hedges, net of tax	6,613	950	6,090	2,670
Amortization of net unrealized losses (gains) on securities transferred from available-for-sale to held-to-maturity, net of tax	41	(35)	70	(93)
Gain (loss) on cash flow hedges reclassified from other comprehensive income into net income, net of tax	73	(143)	(183)	(284)
Net loss (gain) on sale of investment securities reclassified from other comprehensive income into net income, net of tax	3,299	—	4,746	(22)
Total other comprehensive income (loss), net of tax	35,540	(2,013)	72,617	(33,997)
Total comprehensive income	$135,861	$84,852	$266,898	$136,378

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars and shares in thousands)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Stockholder's Equity
Balance at December 31, 2017	77,740	$77,740	$3,115,304	$519,144	$(4,236)	$3,707,952
Exercise of employee common stock options and related tax benefits	87	87	1,529	—	—	1,616
Common dividends paid ($0.14 per share)	—	—	—	(10,974)	—	(10,974)
Issuance of restricted common shares, net of forfeitures	106	106	(106)	—	—	—
Restricted shares withheld for taxes and related tax benefit	(80)	(80)	(5,185)	—	—	(5,265)
Compensation expense for restricted shares	—	—	4,448	—	—	4,448
Net income	—	—	—	83,510	—	83,510
Other comprehensive loss	—	—	—	—	(31,984)	(31,984)
Balance at March 31, 2018	77,853	$77,853	$3,115,990	$591,680	$(36,220)	$3,749,303
Exercise of employee common stock options and related tax benefits	3	$3	$79	$—	$—	$82
Common dividends paid ($0.14 per share)	—	—	—	(10,951)	—	(10,951)
Issuance of restricted common shares, net of forfeitures	13	13	(13)	—	—	—
Restricted shares withheld for taxes and related tax benefit	(14)	(14)	(898)	—	—	(912)
Compensation expense for restricted shares	—	—	4,303	—	—	4,303
Net income	—	—	—	86,865	—	86,865
Other comprehensive loss	—	—	—	—	(2,013)	(2,013)
Balance at June 30, 2018	77,855	$77,855	$3,119,461	$667,594	$(38,233)	$3,826,677

Balance at December 31, 2018	77,484	$77,484	$3,107,431	$833,130	$(52,105)	$3,965,940
Exercise of employee common stock options and related tax benefits	5	5	125	—	—	130
Common dividends paid ($0.16 per share)	—	—	—	(12,545)	—	(12,545)
Repurchase of common stock	(543)	(543)	(29,506)	—	—	(30,049)
Issuance of restricted common shares, net of forfeitures	180	180	(180)	—	—	—
Restricted shares withheld for taxes and related tax benefit	(62)	(62)	(3,425)	—	—	(3,487)
Compensation expense for restricted shares	—	—	4,913	—	—	4,913
Net income	—	—	—	93,960	—	93,960
Other comprehensive income	—	—	—	—	37,077	37,077
Balance at March 31, 2019	77,064	$77,064	$3,079,358	$914,545	$(15,028)	$4,055,939
Exercise of employee common stock options and related tax benefits	1	1	8	—	—	9
Common dividends paid ($0.16 per share)	—	—	—	(12,432)	—	(12,432)
Repurchase of common stock	(132)	(132)	(7,243)	—	—	(7,375)
Issuance of restricted common shares, net of forfeitures	10	10	(10)	—	—	—
Restricted shares withheld for taxes and related tax benefit	(14)	(14)	(787)	—	—	(801)
Compensation expense for restricted shares	—	—	5,160	—	—	5,160
Net income	—	—	—	100,321	—	100,321
Other comprehensive income	—	—	—	—	35,540	35,540
Balance at June 30, 2019	76,929	$76,929	$3,076,486	$1,002,434	$20,512	$4,176,361

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2019	2018
Operating activities:
Net income	$194,281	$170,375
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	9,029	9,956
Depreciation, amortization and accretion	2,276	(13,095)
Provision for loan losses	14,379	16,333
Gain on mortgage loans sold, net	(10,889)	(7,521)
Investment losses (gains) on sales, net	6,426	(30)
Stock-based compensation expense	10,073	8,751
Deferred tax expense	6,907	12,460
Losses (gains) on dispositions of other real estate and other investments	2,438	(15)
Income from equity method investment	(45,551)	(19,050)
Dividends received from equity method investment	40,914	23,433
Excess tax benefit from stock compensation	(701)	(2,754)
Gain on commercial loans sold, net	(1,809)	(1,538)
Commercial loans held for sale:
Loans originated	(209,747)	(161,395)
Loans sold	206,214	167,113
Consumer loans held for sale:
Loans originated	(617,164)	(648,596)
Loans sold	592,244	651,254
Increase in other assets	(50,505)	(1,002)
Increase in other liabilities	35,230	5,860
Net cash provided by operating activities	184,045	210,539
Investing activities:
Activities in securities available-for-sale:
Purchases	(670,956)	(668,671)
Sales	476,702	14,454
Maturities, prepayments and calls	149,344	149,868
Activities in securities held-to-maturity:
Purchases	(3,822)	—
Maturities, prepayments and calls	6,745	5,280
Increase in loans, net	(1,110,214)	(1,391,216)
Purchases of software, premises and equipment	(28,686)	(14,484)
Proceeds from sales of software, premises and equipment	52	166
Proceeds from sale of other real estate	3,117	9,566
Purchase of bank owned life insurance policies	(110,000)	(50,000)
Proceeds from bank owned life insurance settlements	217	—
Payments related to derivative instruments	(37,982)	—
Increase in other investments	(31,352)	(34,027)
Net cash used in investing activities	(1,356,835)	(1,979,064)
Financing activities:
Net increase in deposits	600,598	1,407,105
Net increase (decrease) in securities sold under agreements to repurchase	49,428	(6,523)
Advances from Federal Home Loan Bank:
Issuances	2,222,500	1,312,000
Payments/maturities	(1,706,028)	(1,050,028)
Decrease in other borrowings, net	(21,152)	(220)
Principal payments of finance lease obligation	(111)	(78)
Exercise of common stock options, net of repurchase of restricted shares	(4,149)	(4,479)
Repurchase of common stock	(37,424)	—
Common stock dividends paid	(24,977)	(21,925)
Net cash provided by financing activities	1,078,685	1,635,852
Net decrease in cash, cash equivalents, and restricted cash	(94,105)	(132,673)
Cash, cash equivalents, and restricted cash, beginning of period	721,692	779,596
Cash, cash equivalents, and restricted cash, end of period	$627,587	$646,923

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue) and BNC Bancorp (BNC) on July 31, 2015, September 1, 2015, July 1, 2016 and June 16, 2017, respectively. Pinnacle Financial and Pinnacle Bank also collectively hold a 49% interest in Bankers Healthcare Group, LLC (BHG), a full-service loan provider to healthcare and other professional practices. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance, and comprehensive wealth management services, in its 11 primarily urban markets within Tennessee, the Carolinas and Virginia.

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

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and determination of any impairment of intangible assets. There have been no significant changes to Pinnacle Financial's significant accounting policies as disclosed in the 2018 10-K.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for the six months ended June 30, 2019 and June 30, 2018 was as follows (in thousands):

	For the six months ended June 30,
	2019	2018
Cash Transactions:
Interest paid	$141,208	$82,321
Income taxes paid, net	41,928	28,105
Noncash Transactions:
Loans charged-off to the allowance for loan losses	14,548	15,367
Loans foreclosed upon and transferred to other real estate owned	11,760	1,505
Loans foreclosed upon and transferred to other assets	93	950
Fixed assets transferred to other real estate owned	5,126	—
Right-of-use asset recognized during the period in exchange for lease obligations (1)	82,856	—

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

The following is a summary of the basic and diluted net income per share calculations for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic net income per share calculation:
Numerator - Net income	$100,321	$86,865	$194,281	$170,375

Denominator - Weighted average common shares outstanding	76,344	77,124	76,572	77,102
Basic net income per common share	$1.31	$1.13	$2.54	$2.21

Diluted net income per share calculation:
Numerator – Net income	$100,321	$86,865	$194,281	$170,375

Denominator - Weighted average common shares outstanding	76,344	77,124	76,572	77,102
Dilutive shares contingently issuable	268	344	294	316
Weighted average diluted common shares outstanding	76,612	77,468	76,866	77,418
Diluted net income per common share	$1.31	$1.12	$2.53	$2.20

Recently Adopted Accounting Pronouncements —

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases which requires recognition in the statement of financial position of lease right of use assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP guidance. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP guidance that did not require lease assets and lease liabilities to be recognized for operating leases. In July 2016, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases which provided technical corrections and improvements to ASU 2016-02. In July 2016, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842): Targeted Improvements which provided an optional transition method to adopt the new requirements of ASU 2016-02 as of the adoption date with no adjustment to the presentation or disclosure of comparative prior periods included in the financial statements in the period of adoption. Pinnacle Financial has elected this optional transition method and has presented periods prior to adoption under the prior lease guidance of ASC Topic 840. In December 2018, the FASB issued Accounting Standards Update 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. ASU 2018-20 permits lessors to account for certain taxes as lessee costs, permits lessors to exclude from revenue certain lessor costs paid by lessees directly to third parties, and requires lessors to allocate certain variable payments to lease and non-lease components. In March 2019, the FASB issued Accounting Standards Update No. 2019-01, Leases (Topic 842): Codification Improvements. The amendments in this ASU (i) reinstate the exception in Topic 842 for lessors that are not manufacturers or dealers to use cost as the fair value of the underlying asset, (ii) state that lessors that are depository and lending institutions should present principal payments received under sales type and direct financing leases within investing activities, and (iii) exempt Topic 842 from certain transition related interim disclosure requirements. ASU 2016-02 and the subsequently issued ASUs related to Topic 842 became effective for Pinnacle Financial on January 1, 2019.  As part of the adoption of these updates, Pinnacle Financial has elected the following practical expedients: 1) to not reassess whether existing contracts are or contain a lease, 2) to not reassess lease classification for existing leases, 3) to not reassess initial direct costs, 4) to not separate lease components from nonlease components for real estate leases, and 5) to not recognize short term leases (12 months or less) on the balance sheet. See Note 12 for additional detail related to lease amounts recognized as of June 30, 2019 under Topic 842.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13,  Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (CECL), which introduces the current expected credit losses methodology. Among other things, CECL requires the measurement of all expected credit losses for financial assets, including loans and held-to-maturity debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model will require institutions to calculate all probable and estimable losses that are expected to be incurred through the financial asset's entire life through a provision for credit losses, including loans obtained as a result of any acquisition not deemed to be purchased credit deteriorated (PCD). CECL also requires the allowance for credit losses for PCD loans to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as provision expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective. The amendments are effective for fiscal years beginning after December 15, 2019. Early application is permitted for fiscal years beginning after December 15, 2018. Pinnacle Financial has concluded that an increase in the overall allowance for loan losses is likely upon adoption of CECL in order to provide for expected credit losses over the life of the loan portfolio.

Other than those pronouncements discussed above and those which have been recently adopted, we do not believe there were any other recently issued accounting pronouncements that are expected to materially impact Pinnacle Financial.

Subsequent Events — ASC Topic 855,  Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after June 30, 2019 through the date of the issued financial statements.

On July 2, 2019, Pinnacle Bank acquired all of the outstanding stock of Advocate Capital, Inc. for a cash price of $59 million. Advocate Capital is a finance firm headquartered in Nashville, TN which supports the financial needs of legal firms through both case expense financing and working capital lines of credit.

Note 2. Equity method investment

A summary of BHG's financial position as of June 30, 2019 and December 31, 2018 and results of operations as of and for the three and six months ended June 30, 2019 and 2018, were as follows (in thousands):

	As of
	June 30, 2019	December 31, 2018
Assets	$606,548	$459,816

Liabilities	451,095	324,211
Equity interests	155,453	135,605
Total liabilities and equity	$606,548	$459,816

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues	$107,982	$49,053	$170,799	$92,804
Net income	$67,564	$19,102	$94,699	$38,106

At June 30, 2019, technology, trade name and customer relationship intangibles, net of related amortization, totaled $9.7 million compared to $10.7 million as of December 31, 2018. Amortization expense of $475,000 and $950,000, respectively, was included for the three and six months ended June 30, 2019 compared to $693,000 and $1.4 million, respectively, for the same periods in the prior year. Accretion income of $660,000 and $1.3 million, respectively was included in the three and six months ended June 30, 2019 compared to $729,000 and $1.5 million, respectively, for the same periods in the prior year.

During the three and six months ended June 30, 2019, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $28.2 million and $40.9 million, respectively, in the aggregate compared to $19.1 million and $23.4 million, respectively, for the same periods in the prior year. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. No loans were purchased from BHG by Pinnacle Bank for the three and six month periods ended June 30, 2019 or 2018, respectively.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019:
Securities available-for-sale:
U.S. Treasury securities	$48,883	$34	$—	$48,917
U.S. government agency securities	55,907	111	995	55,023
Mortgage-backed securities	1,289,189	9,155	6,431	1,291,913
State and municipal securities	1,572,847	64,161	506	1,636,502
Asset-backed securities	169,457	942	976	169,423
Corporate notes and other	56,179	462	1,513	55,128
	$3,192,462	$74,865	$10,421	$3,256,906
Securities held-to-maturity:
State and municipal securities	$190,928	$9,639	$1	$200,566
	$190,928	$9,639	$1	$200,566

December 31, 2018:
Securities available-for-sale:
U.S. Treasury securities	$30,325	$—	$25	$30,300
U.S. government agency securities	71,456	49	1,346	70,159
Mortgage-backed securities	1,336,469	3,110	28,634	1,310,945
State and municipal securities	1,244,471	3,785	18,602	1,229,654
Asset-backed securities	379,107	820	4,345	375,582
Corporate notes and other	69,399	170	2,523	67,046
	$3,131,227	$7,934	55,475	$3,083,686
Securities held-to-maturity:
State and municipal securities	$194,282	$152	$1,303	$193,131
	$194,282	$152	$1,303	$193,131

At June 30, 2019, approximately $1.2 billion of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At June 30, 2019, repurchase agreements comprised of secured borrowings totaled $154.2 million and were secured by $154.2 million of pledged U.S. government agency securities, municipal securities, asset backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to remain adequately secured.

The amortized cost and fair value of debt securities as of June 30, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
June 30, 2019:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$64,432	$64,479	$1,401	$1,401
Due in one year to five years	18,158	18,203	1,020	1,022
Due in five years to ten years	85,576	85,416	5,779	5,866
Due after ten years	1,565,650	1,627,472	182,728	192,277
Mortgage-backed securities	1,289,189	1,291,913	—	—
Asset-backed securities	169,457	169,423	—	—
	$3,192,462	$3,256,906	$190,928	$200,566

At June 30, 2019 and December 31, 2018, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2019
U.S. Treasury securities	$—	$—	$250	$—	$250	$—
U.S. government agency securities	2,064	9	35,391	986	37,455	995
Mortgage-backed securities	84,937	535	471,224	5,896	556,161	6,431
State and municipal securities	76,291	489	11,663	53	87,954	542
Asset-backed securities	104,510	775	22,373	201	126,883	976
Corporate notes	17,337	508	10,502	1,005	27,839	1,513
Total temporarily-impaired securities	$285,139	$2,316	$551,403	$8,141	$836,542	$10,457

At December 31, 2018
U.S. Treasury securities	$30,054	$22	$246	$3	$30,300	$25
U.S. government agency securities	13,697	328	42,539	1,018	56,236	1,346
Mortgage-backed securities	203,299	2,134	882,231	26,500	1,085,530	28,634
State and municipal securities	805,821	18,643	198,610	4,078	1,004,431	22,721
Asset-backed securities	268,677	4,118	11,828	227	280,505	4,345
Corporate notes	26,272	1,538	25,915	985	52,187	2,523
Total temporarily-impaired securities	$1,347,820	$26,783	$1,161,369	$32,811	$2,509,189	$59,594

The applicable dates for determining when securities were in an unrealized loss position were June 30, 2019 and December 31, 2018. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month periods ended June 30, 2019 and December 31, 2018, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, including both available-for-sale and held-to-maturity investment securities, at June 30, 2019, Pinnacle Financial had approximately $10.5 million in unrealized losses on $836.5 million of securities. The unrealized losses associated with $179.8 million of municipal securities transferred from the available-for-sale portfolio to the held-to-maturity portfolio in 2018 described below represent unrealized losses since the date of purchase, independent of the impact associated with changes in the cost basis upon transfer between portfolios. The unrealized losses associated with these investment securities are driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at June 30, 2019, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

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

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, during the three and six months ended June 30, 2019 available-for-sale securities of approximately $350.1 million and $476.7 million, respectively, were sold and net unrealized losses, net of tax, of $3.3 million and $4.7 million, respectively, were reclassified from accumulated other comprehensive income into net income.

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

Commercial loans receive risk ratings assigned by a financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pass rated loans include six distinct ratings categories for loans that represent specific attributes. Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators. At June 30, 2019, approximately 80.5% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of June 30, 2019 and December 31, 2018 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
June 30, 2019
Pass	$7,380,522	$2,900,661	$2,102,602	$5,597,038	$364,773	$18,345,596
Special Mention	96,283	7,816	7,015	47,930	1,145	160,189
Substandard (1)	84,797	11,381	5,957	130,256	65	232,456
Substandard-nonaccrual	23,790	29,896	2,395	19,883	111	76,075
Doubtful-nonaccrual	1	1	—	—	—	2
Total loans	$7,585,393	$2,949,755	$2,117,969	$5,795,107	$366,094	$18,814,318

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
December 31, 2018
Pass	$6,998,485	$2,787,570	$2,059,376	$5,148,726	$352,516	$17,346,673
Special Mention	55,932	7,902	4,334	24,284	711	93,163
Substandard (1)	78,202	20,906	5,358	75,351	62	179,879
Substandard-nonaccrual	32,335	28,069	3,387	23,060	983	87,834
Doubtful-nonaccrual	—	—	—	—	—	—
Total loans	$7,164,954	$2,844,447	$2,072,455	$5,271,421	$354,272	$17,707,549

(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $227.5 million at June 30, 2019, compared to $176.3 million at December 31, 2018.

Loans acquired with deteriorated credit quality are recorded pursuant to the provisions of ASC 310-30, and are referred to as purchase credit impaired loans. The following table provides a rollforward of purchase credit impaired loans from December 31, 2018 through June 30, 2019 (in thousands):

	Gross Carrying Value	Accretable Yield	Nonaccretable Yield	Net Carrying Value
December 31, 2018	$42,837	$(114)	$(17,394)	$25,329
Acquisition	—	—	—	—
Year-to-date settlements	(8,878)	197	3,157	(5,524)
June 30, 2019	$33,959	$83	$(14,237)	$19,805

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

Impaired loans include nonaccrual loans, troubled debt restructurings, and other loans deemed to be impaired but that continue to accrue interest. The following tables detail the recorded investment, unpaid principal balance and related allowance of Pinnacle Financial's impaired loans at June 30, 2019 and December 31, 2018 by loan classification (in thousands):

	At June 30, 2019			At December 31, 2018
	Recorded investment	Unpaid principal balances	Related allowance	Recorded investment	Unpaid principal balances	Related allowance
Impaired loans with an allowance:
Commercial real estate – mortgage	$12,639	$12,640	$778	$14,114	$14,124	$724
Consumer real estate – mortgage	19,770	19,879	2,148	19,864	19,991	1,443
Construction and land development	626	621	43	581	579	28
Commercial and industrial	10,634	10,601	2,560	9,252	9,215	1,441
Consumer and other	111	134	—	983	1,005	328
Total	$43,780	$43,875	$5,529	$44,794	$44,914	$3,964

Impaired loans without an allowance:
Commercial real estate – mortgage	$10,332	$10,341	$—	$14,724	$14,739	$—
Consumer real estate – mortgage	10,885	10,909	—	7,247	7,271	—
Construction and land development	—	—	—	1,786	1,786	—
Commercial and industrial	11,318	11,317	—	14,595	14,627	—
Consumer and other	—	—	—	—	—	—
Total	$32,535	$32,567	$—	$38,352	$38,423	$—

Total impaired loans	$76,315	$76,442	$5,529	$83,146	$83,337	$3,964

For the three and six months ended June 30, 2019, the average balance of impaired loans, was $86.2 million and $85.2 million, respectively, compared to $75.1 million and $69.8 million, respectively, for the same periods in 2018. Pinnacle Financial's policy is that the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. As detailed in the following table, Pinnacle Financial recognized $89,000 and $176,000, respectively, in interest income from cash payments received on nonaccrual loans during the three and six months ended June 30, 2019 compared to $153,000 and $253,000, respectively, during the three and six months ended June 30, 2018. Had these nonaccruing loans been on accruing status, interest income would have been higher by $1.4 million and $2.6 million, respectively, for the three and six months ended June 30, 2019 compared to $1.2 million and $2.2 million, respectively, higher for the three and six months ended June 30, 2018.

The following table details the average recorded investment and the amount of interest income recognized on a cash basis for the three and six months ended June 30, 2019 and 2018, respectively, of impaired loans by loan classification (in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2019		2018		2019		2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial real estate – mortgage	$15,589	$—	$12,527	$—	$15,097	$—	$8,968	$—
Consumer real estate – mortgage	22,219	—	11,066	—	21,434	—	10,053	—
Construction and land development	747	—	1,059	—	692	—	1,547	—
Commercial and industrial	9,718	—	7,976	—	9,563	—	9,491	—
Consumer and other	221	—	822	—	475	—	548	—
Total	$48,494	$—	$33,450	$—	$47,261	$—	$30,607	$—

Impaired loans without an allowance:
Commercial real estate – mortgage	$13,503	$89	$18,493	$153	$13,910	$176	$17,783	$253
Consumer real estate – mortgage	10,658	—	4,805	—	9,521	—	4,585	—
Construction and land development	—	—	—	—	595	—	882	—
Commercial and industrial	13,505	—	18,401	—	13,868	—	15,902	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$37,666	$89	$41,699	$153	$37,894	$176	$39,152	$253

Total impaired loans	$86,160	$89	$75,149	$153	$85,155	$176	$69,759	$253

At June 30, 2019 and December 31, 2018, there were $7.4 million and $5.9 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and/or credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each loan category where troubled debt restructurings were made during the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
2019	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	—	$—	$—	—	$—	$—
Consumer real estate – mortgage	1	712	626	1	712	626
Construction and land development	1	21	19	1	21	19
Commercial and industrial	1	1,397	796	1	1,397	796
Consumer and other	—	—	—	—	—	—
	3	$2,130	$1,441	3	$2,130	$1,441

2018
Commercial real estate – mortgage	—	$—	$—	—	$—	$—
Consumer real estate – mortgage	1	38	38	1	38	38
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	1	$38	$38	1	$38	$38

During the six months ended June 30, 2019 and 2018, there were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

At June 30, 2019, the allowance for loan losses included a $900,000 allowance specifically related to accruing troubled debt restructurings, which are classified as impaired loans pursuant to U.S. GAAP, but which continued to accrue interest at contractual rates at that date. At December 31, 2018, the allowance for loan losses included no allowance specifically related to accruing troubled debt restructurings.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at June 30, 2019 with the comparative exposures for December 31, 2018 (in thousands):

	June 30, 2019
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2018
Lessors of nonresidential buildings	$3,375,085	$871,369	$4,246,454	$3,932,059
Lessors of residential buildings	1,003,666	398,766	1,402,432	1,484,697
New Housing For-Sale Builders	508,964	575,435	1,084,399	1,100,989
Hotels (except Casino Hotels) and Motels	847,103	154,986	1,002,089	920,001

Additionally, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes.  Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At June 30, 2019 and December 31, 2018, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 82.6% and 85.2%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 288.9% and 277.7% as of June 30, 2019 and December 31, 2018, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. At June 30, 2019, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The table below presents past due balances by loan classification and segment at June 30, 2019 and December 31, 2018, allocated between accruing and nonaccrual status (in thousands):

	Accruing					Nonaccruing
June 30, 2019	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Purchase credit impaired	Nonaccrual (1)	Nonaccruing purchase credit impaired (1)	Total loans
Commercial real estate:
Owner-occupied	$2,373	$70	$2,443	$2,606,321	$2,450	$11,976	$970	$2,624,160
All other	4,731	—	4,731	4,940,587	5,070	10,828	17	4,961,233
Consumer real estate – mortgage	10,603	220	10,823	2,905,629	3,406	25,501	4,396	2,949,755
Construction and land development	3,469	—	3,469	2,110,684	1,421	605	1,790	2,117,969
Commercial and industrial	11,420	1,537	12,957	5,761,982	285	19,883	—	5,795,107
Consumer and other	4,658	906	5,564	360,419	—	111	—	366,094
Total	$37,254	$2,733	$39,987	$18,685,622	$12,632	$68,904	$7,173	$18,814,318

	Accruing					Nonaccruing
December 31, 2018	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Purchase credit impaired	Nonaccrual (1)	Nonaccruing purchase credit impaired (1)	Total loans
Commercial real estate:
Owner-occupied	$10,170	$—	$10,170	$2,623,700	$2,664	$16,025	$874	$2,653,433
All other	1,586	—	1,586	4,488,840	5,659	12,634	2,802	4,511,521
Consumer real estate – mortgage	18,059	—	18,059	2,794,630	3,689	22,564	5,505	2,844,447
Construction and land development	3,759	—	3,759	2,063,201	2,108	2,020	1,367	2,072,455
Commercial and industrial	21,451	1,082	22,533	5,225,205	623	23,022	38	5,271,421
Consumer and other	3,276	476	3,752	349,537	—	983	—	354,272
Total	$58,301	$1,558	$59,859	$17,545,113	$14,743	$77,248	$10,586	$17,707,549

(1)	Approximately $34.8 million and $52.5 million of nonaccrual loans as of June 30, 2019 and December 31, 2018, respectively, were performing pursuant to their contractual terms at those dates.

The following table details the changes in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018, respectively, by loan classification (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Three months ended June 30, 2019:
Balance at March 31, 2019	$30,167	$8,369	$10,915	$32,699	$4,803	$241	$87,194
Charged-off loans	(1,065)	(580)	(4)	(5,408)	(1,423)	—	(8,480)
Recovery of previously charged-off loans	892	372	19	2,744	317	—	4,344
Provision for loan losses	832	328	276	7,401	(1,583)	(59)	7,195
Balance at June 30, 2019	$30,826	$8,489	$11,206	$37,436	$2,114	$182	$90,253

Three months ended June 30, 2018:
Balance at March 31, 2018	$22,688	$5,100	$10,116	$26,648	$5,476	$176	$70,204
Charged-off loans	(234)	(935)	(10)	(1,724)	(3,795)	—	(6,698)
Recovery of previously charged-off loans	58	537	1,010	567	590	—	2,762
Provision for loan losses	2,336	1,151	(132)	2,847	2,901	299	9,402
Balance at June 30, 2018	$24,848	$5,853	$10,984	$28,338	$5,172	$475	$75,670

Six months ended June 30, 2019:
Balance at December 31, 2018	$26,946	$7,670	$11,128	$31,731	$5,423	$677	$83,575
Charged-off loans	(1,599)	(930)	(4)	(8,760)	(3,255)	—	(14,548)
Recovery of previously charged-off loans	964	741	141	4,342	659	—	6,847
Provision for loan losses	4,515	1,008	(59)	10,123	(713)	(495)	14,379
Balance at June 30, 2019	$30,826	$8,489	$11,206	$37,436	$2,114	$182	$90,253

Six months ended June 30, 2018:
Balance at December 31, 2017	$21,188	$5,031	$8,962	$24,863	$5,874	$1,322	$67,240
Charged-off loans	(962)	(1,271)	(12)	(4,264)	(8,858)	—	(15,367)
Recovery of previously charged-off loans	1,454	1,203	1,575	1,455	1,777	—	7,464
Provision for loan losses	3,168	890	459	6,284	6,379	(847)	16,333
Balance at June 30, 2018	$24,848	$5,853	$10,984	$28,338	$5,172	$475	$75,670

The following table details the allowance for loan losses and recorded investment in loans by loan classification and by impairment evaluation method as of June 30, 2019 and December 31, 2018, respectively (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
June 30, 2019
Allowance for Loan Losses:
Collectively evaluated for impairment	$30,048	$6,341	$11,163	$34,876	$2,114		$84,542
Individually evaluated for impairment	778	2,148	43	2,560	—		5,529
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—		—
Total allowance for loan losses	$30,826	$8,489	$11,206	$37,436	$2,114	$182	$90,253

Loans:
Collectively evaluated for impairment	$7,553,915	$2,911,298	$2,114,132	$5,772,870	$365,983		$18,718,198
Individually evaluated for impairment	22,971	30,655	626	21,952	111		76,315
Loans acquired with deteriorated credit quality	8,507	7,802	3,211	285	—		19,805
Total loans	$7,585,393	$2,949,755	$2,117,969	$5,795,107	$366,094		$18,814,318

December 31, 2018
Allowance for Loan Losses:
Collectively evaluated for impairment	$26,222	$6,227	$11,100	$30,290	$5,095		$78,934
Individually evaluated for impairment	724	1,443	28	1,441	328		3,964
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—		—
Total allowance for loan losses	$26,946	$7,670	$11,128	$31,731	$5,423	$677	$83,575

Loans:
Collectively evaluated for impairment	$7,124,117	$2,808,142	$2,066,613	$5,246,913	$353,289		$17,599,074
Individually evaluated for impairment	28,838	27,111	2,367	23,847	983		83,146
Loans acquired with deteriorated credit quality	11,999	9,194	3,475	661	—		25,329
Total loans	$7,164,954	$2,844,447	$2,072,455	$5,271,421	$354,272		$17,707,549
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

At June 30, 2019, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $38.4 million to current directors, executive officers, and their related entities, of which $19.6 million had been drawn upon. At December 31, 2018, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $37.9 million to directors, executive officers, and their related entities, of which approximately $18.3 million had been drawn upon. None of these loans to directors, executive officers, and their related entities were impaired at June 30, 2019 or December 31, 2018.

At June 30, 2019, Pinnacle Financial had approximately $21.3 million in commercial loans held for sale compared to $16.0 million at December 31, 2018, which primarily included commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

Residential Lending

At June 30, 2019, Pinnacle Financial had approximately $55.7 million of mortgage loans held-for-sale compared to approximately $31.8 million at December 31, 2018. Total loan volumes sold during the six months ended June 30, 2019 were approximately $485.6 million compared to approximately $636.7 million for the six months ended June 30, 2018. During the three and six months ended June 30, 2019, Pinnacle Financial recognized $6.0 million and $10.9 million, respectively, in gains on the sale of these loans, net of commissions paid, compared to $3.8 million and $7.5 million, respectively, net of commissions paid, during the three and six months ended June 30, 2018.

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $5.1 million at June 30, 2019 and December 31, 2018, respectively. No change was recorded to the unrecognized tax benefit related to uncertain tax positions in each of the three and six month periods ended June 30, 2019 and 2018.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For both the three and six months ended June 30, 2019 and 2018, respectively, there were no interest and penalties recorded in the income statement.

Pinnacle Financial's effective tax rate for the three and six months ended June 30, 2019 was 19.6% compared to 20.9% and 20.0% for the three and six months ended June 30, 2018, respectively. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at June 30, 2019 and 2018 is primarily due to investments in bank qualified municipal securities, tax benefits of Pinnacle Bank's real estate investment trust subsidiary, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible executive compensation and non-deductible FDIC premiums. Also impacting income tax expense for the three and six months ended June 30, 2019 were excess tax expense of $68,000 and benefits of $701,000, respectively, recognized upon the lapse of restrictions on stock awards and stock options exercises, compared to benefits of $72,000 and $2.8 million, respectively, for the three and six months ended June 30, 2018.

Note 6. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Bank has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2019, these commitments amounted to $7.6 billion, of which approximately $1.0 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (Pinnacle Bank's customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit.  A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions.  The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Bank under certain prescribed circumstances.  Subsequently, Pinnacle Bank would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At June 30, 2019, these commitments amounted to $198.9 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future.  Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.  However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At June 30, 2019 and December 31, 2018, Pinnacle Financial had accrued $2.4 million and $2.9 million, respectively, for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business.  In the opinion of management, the resolution of these claims outstanding at June 30, 2019 will not have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 7.  Stock Options and Restricted Shares

The 2018 Omnibus Equity Incentive Plan (the "2018 Plan") permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At June 30, 2019, there were approximately 1.3 million shares available for issuance under the 2018 Plan.

The BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan (the "BNC Plan") was assumed by Pinnacle Financial in connection with its merger with BNC. As of June 30, 2019, the BNC Plan had approximately 8,000 shares remaining available for issuance to existing associates that were previously BNC associates. No new awards may be granted under plans other than the 2018 Plan except for shares remaining available for issuance to the former BNC associates pursuant to the BNC Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further shares remain available for issuance under the CapitalMark Option Plan. At June 30, 2019, all of the remaining options outstanding were granted under the CapitalMark Option Plan.

Common Stock Options

A summary of the stock option activity within the equity incentive plans during the six months ended June 30, 2019 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2018	176,709	$22.77	2.23	$4,123	(1)
Granted	—
Exercised	(5,600)
Forfeited	—
Outstanding at June 30, 2019	171,109	$22.70	2.81	$5,951	(2)
Options exercisable at June 30, 2019	171,109	$22.70	2.81	$5,951	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $46.10 per common share at December 31, 2018 for the 176,709 options that were in-the-money at December 31, 2018.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $57.48 per common share at June 30, 2019 for the 171,109 options that were in-the-money at June 30, 2019.

Compensation costs related to stock options granted under Pinnacle Financial's equity incentive plans have been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the six months ended June 30, 2019 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2018	692,806	$55.19
Shares awarded	209,220
Restrictions lapsed and shares released to associates/directors	(261,061)
Shares forfeited (1)	(19,211)
Unvested at June 30, 2019	621,754	$56.99

(1)	Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

Pinnacle Financial has granted restricted share awards to associates (including members of executive management) and outside directors with a combination of time and, in the case of the annual award to the members of the Company's leadership team, performance vesting criteria. Compensation expense associated with time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the six months ended June 30, 2019. The table reflects the life-to-date activity for these awards:

Grant Year	Group (1)	Vesting Period in years			Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants (4)	Shares Unvested
Time Based Awards
2019	Associates (2)	3	-	5	192,671	224	5,124	187,323
Outside Director Awards (3)
2019	Outside directors			1	16,549	—	—	16,549

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

(4)
These shares represent forfeitures resulting from recipients whose employment or board membership was terminated during the year-to-date period ended June 30, 2019. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Restricted Share Units

The following table details the restricted share unit awards (all of which are performance units) outstanding at June 30, 2019:

	Units Awarded
Grant year	Named Executive Officers (NEOs) (1)			Leadership Team other than NEOs	Applicable Performance Periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Period in which units to be settled into shares of common stock(2)
2019	166,211	-	249,343	52,244	2019	2	3	2024
					2020	2	2	2024
					2021	2	1	2024
2018	96,878	-	145,339	25,990	2018	2	3	2023
					2019	2	2	2023
					2020	2	1	2023
2017	72,537	-	109,339	24,916	2017	2	3	2022
					2018	2	2	2022
					2019	2	1	2022
2016	73,474	-	110,223	26,683	2016	2	3	2021
					2017	2	2	2021
					2018	2	1	2021
2015	58,200	-	101,850	28,378	2015	2	3	2020
					2016	2	2	2020
					2017	2	1	2020

(1)	The named executive officers are awarded a range of awards that may be earned based on attainment of goals between a target level of performance and a maximum level of performance.

(2)
Restricted share unit awards granted in 2019, 2018, 2017, 2016 and 2015, if earned, will be settled in shares of Pinnacle Financial Common Stock in the periods noted in the table, if Pinnacle Bank's ratio of non-performing assets to its loans plus ORE is less than amounts established in the applicable award agreement.

Stock compensation expense related to both restricted share awards and restricted share units for the three and six months ended June 30, 2019 was $5.2 million and $10.1 million, respectively, compared to $4.3 million and $8.8 million, respectively, for the three and six months ended June 30, 2018. As of the June 30, 2019, the total compensation cost related to unvested restricted share awards and restricted share units not yet recognized was $44.7 million. This expense is expected to be recognized over a weighted-average period of 1.64 years.

Note 8. Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current period earnings.

Non-hedge derivatives

Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customers' transactions as of June 30, 2019 and December 31, 2018 is included in the following table (in thousands):

		June 30, 2019		December 31, 2018
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Assets	Other assets	$1,132,854	$41,659	$1,059,724	$22,273
Liabilities	Other liabilities	1,132,854	(41,889)	1,059,724	(22,401)
Total		$2,265,708	$(230)	$2,119,448	$(128)

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the three and six months ended June 30, 2019 and 2018 were as follows net of tax (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Location of Loss Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Interest rate swap agreements	Other noninterest income	$(89)	$(14)	$(102)	$(34)

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedges in an effort to manage future interest rate exposure on borrowings. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. During the second quarter of 2019, Pinnacle Financial purchased an interest rate floor to mitigate the impact of declining interest rates on LIBOR-based variable rate loans. A summary of Pinnacle Financial's cash flow hedge relationships as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

					June 30, 2019		December 31, 2018
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor	Other assets	2.34	—%	2.75% minus 1 month LIBOR	$1,300,000	$34,428	$—	$—
Liability derivatives
Interest rate swaps	Other liabilities	2.85	3.09%	3 month LIBOR	$99,000	$(3,793)	$99,000	$(1,757)

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Asset derivatives	2019	2018	2019	2018
Interest rate floor - loans	$7,924	$—	$7,924	$—
Liability derivatives
Interest rate swaps - borrowings	$(980)	$950	$(1,503)	$2,670
	$6,944	$950	$6,421	$2,670

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Pinnacle Financial expects the hedges to continue to be highly effective and qualify for hedge accounting during the remaining terms of the swaps. A loss totaling $73,000 and gains totaling $183,000, respectively, were reclassified from accumulated other comprehensive income into net income during the three and six months ended June 30, 2019 compared to $143,000 and $284,000, respectively, for the three and six months ended June

30, 2018 related to previously terminated derivatives. No amounts are expected to be reclassified from accumulated other comprehensive income into net income over the next twelve months related to derivatives that are currently on the balance sheet.

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

A summary of Pinnacle Financial's fair value hedge relationships as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

					June 30, 2019		December 31, 2018
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivatives
Interest rate swap agreements - securities	Other liabilities	7.55	3.08%	3 month LIBOR	$477,905	$(41,039)	$477,905	$(14,796)
Interest rate swap agreements - loans	Other liabilities	—	—	—	—	—	900,000	(7,037)
		7.55	3.08%		$477,905	$(41,039)	$1,377,905	$(21,833)

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Location of Gain (Loss) on Derivative	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
Liability derivatives		2019	2018	2019	2018
Interest rate swaps - securities	Interest income on securities	$(15,963)	$(1,343)	$(26,243)	$236
Interest rate swaps - loans	Interest income on loans	$(2,061)	$1,122	$(6,915)	$1,122

	Location of Gain (Loss) on Hedged Item
		Three Months Ended June 30,		Six Months Ended June 30,
Liability derivatives - hedged items		2019	2018	2019	2018
Interest rate swaps - securities	Interest income on securities	$15,963	$1,343	$26,243	$(236)
Interest rate swaps - loans	Interest income on loans	$2,061	$(1,122)	$6,915	$(1,122)

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at June 30, 2019 and December 31, 2018 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Line item on the balance sheet
Securities available-for-sale	$513,052	$515,063	$41,039	$14,796
Loans (1)	$—	$907,037	$—	$7,037

(1)
The carrying amount as shown represents the designated last-of-layer. At December 31, 2018, the total amortized cost basis of the closed portfolio of loans designated in these hedging relationships was $2.7 billion.

During the second quarter of 2019, the fair value hedging relationship on loans was unwound resulting in a swap termination payment to the counterparty of approximately $14.0 million. The corresponding loan fair value hedging adjustment of $14.0 million as of the date of termination will be amortized over the remaining lives of the designated loans. During both the three and six months ended June 30, 2019, amortization expense totaling $445,000 was recognized as a reduction to interest income on loans.

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

Other assets – Included in other assets are certain assets carried at fair value, including interest rate swap agreements to facilitate customer transactions, interest rate floors designated as cash flow hedges, and interest rate locks associated with the mortgage loan pipeline.  The carrying amount of interest rate swap agreements is based on Pinnacle Financial's pricing models that utilize observable market inputs. The fair value of the cash flow hedge agreements is determined by calculating the difference between the discounted fixed rate cash flows and the discounted variable rate cash flows.  The fair value of the mortgage loan pipeline is based upon the projected sales price of the underlying loans, taking into account market interest rates and other market factors at the measurement date, net of the projected fallout rate.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

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

Liabilities

Other liabilities – Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements to facilitate customer transactions, interest rate swaps designated as fair value and cash flow hedges, and interest rate locks associated with the funding for its mortgage loan originations. The fair value of these liabilities is based on Pinnacle Financial's pricing models that utilize observable market inputs and is reflected within Level 2 of the valuation hierarchy.

The following tables present financial instruments measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
June 30, 2019
Investment securities available-for-sale:
U.S. Treasury securities	$48,917	$—	$48,917	$—
U.S. government agency securities	55,023	—	55,023	—
Mortgage-backed securities	1,291,913	—	1,291,913	—
State and municipal securities	1,636,502	—	1,621,239	15,263
Agency-backed securities	169,423	—	169,423	—
Corporate notes and other	55,128	—	55,128	—
Total investment securities available-for-sale	$3,256,906	$—	$3,241,643	$15,263
Other investments	56,573	—	25,050	31,523
Other assets	79,776	—	79,776	—
Total assets at fair value	$3,393,255	$—	$3,346,469	$46,786

Other liabilities	$87,276	$—	$87,276	$—
Total liabilities at fair value	$87,276	$—	$87,276	$—

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2018
Investment securities available-for-sale:
U.S. Treasury securities	$30,300	$—	$30,300	$—
U.S. government agency securities	70,159	—	70,159	—
Mortgage-backed securities	1,310,945	—	1,310,945	—
State and municipal securities	1,229,654	—	1,215,059	14,595
Agency-backed securities	375,582	—	375,582	—
Corporate notes and other	67,046	—	67,046	—
Total investment securities available-for-sale	3,083,686	—	3,069,091	14,595
Other investments	50,791	—	24,369	26,422
Other assets	24,524	—	24,524	—
Total assets at fair value	$3,159,001	$—	$3,117,984	$41,017

Other liabilities	$46,550	$—	$46,550	$—
Total liabilities at fair value	$46,550	$—	$46,550	$—

The following table presents assets measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

June 30, 2019	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the year-to-date period then ended
Other real estate owned	$26,657	$—	$—	$26,657	$(2,438)
Impaired loans, net (1)	38,251	—	—	38,251	(5,228)
Total	$64,908	$—	$—	$64,908	$(7,666)

December 31, 2018
Other real estate owned	$15,165	$—	$—	$15,165	$(84)
Impaired loans, net (1)	40,830	—	—	40,830	(1,214)
Total	$55,995	$—	$—	$55,995	$(1,298)

(1) Amount is net of valuation allowance of $5.5 million and $4.0 million at June 30, 2019 and December 31, 2018, respectively, as required by ASC 310-10, "Receivables."

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the six months ended June 30, 2019, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2019 and June 30, 2018 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2019		2018		2019		2018
	Available-for-sale Securities	Other assets	Available-for-sale Securities	Other assets	Available-for-sale Securities	Other assets	Available-for-sale Securities	Other assets
Fair value, beginning of period	$13,730	$28,107	$15,226	$29,788	$14,595	$26,422	$17,029	$28,874
Total realized gains included in income	29	481	30	2,265	59	929	60	2,777
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	1,504	—	34	—	1,008	—	(631)	—
Purchases	—	3,518	—	3,948	—	5,188	—	4,818
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(584)	—	(257)	(399)	(1,017)	(1,168)	(725)
Transfers out of Level 3	—	—	—	(12,166)	—	—	—	(12,166)
Fair value, end of period	$15,263	$31,522	$15,290	$23,578	$15,263	$31,522	$15,290	$23,578
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at period-end	$29	$481	$30	$2,265	$59	$929	$60	$2,777

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2019 and December 31, 2018. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at June 30, 2019 and December 31, 2018.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

June 30, 2019	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$190,928	$200,566	$—	$200,566	$—
Loans, net	18,724,065	18,644,090	—	—	18,644,090
Consumer loans held-for-sale	70,004	71,108	—	71,108	—
Commercial loans held-for-sale	21,295	21,631	—	21,631	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	19,603,552	18,966,437	—	—	18,966,437
Federal Home Loan Bank advances	1,960,062	1,965,111	—	—	1,965,111
Subordinated debt and other borrowings	464,144	446,951	—	—	446,951

Off-balance sheet instruments:
Commitments to extend credit (2)	7,582,092	1,083	—	—	1,083
Standby letters of credit (3)	198,945	1,281	—	—	1,281

December 31, 2018
Financial assets:
Securities held-to-maturity	$194,282	$193,131	$—	$193,131	$—
Loans, net	17,623,974	17,288,795	—	—	17,288,795
Consumer loans held-for-sale	34,196	34,929	—	34,929	—
Commercial loans held-for-sale	15,954	16,296	—	16,296	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	18,953,848	18,337,848	—	—	18,337,848
Federal Home Loan Bank advances	1,443,589	1,432,003	—	—	1,432,003
Subordinated debt and other borrowings	485,130	464,616	—	—	464,616

Off-balance sheet instruments:
Commitments to extend credit (2)	6,921,689	1,733	—	—	1,733
Standby letters of credit (3)	177,475	1,131	—	—	1,131

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at June 30, 2019 and December 31, 2018, Pinnacle Financial included in other liabilities $1.1 million and $1.7 million, respectively, representing the inherent risks associated with these off-balance sheet commitments.

(3)
At June 30, 2019 and December 31, 2018, the aggregate fair value of Pinnacle Financial's standby letters of credit was $1.3 million and $1.1 million, respectively. These amounts represent the unamortized fee associated with these standby letters of credit and are included in the consolidated balance sheets of Pinnacle Financial and are believed to approximate fair value. These fair values will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 10. Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years. Under Tennessee corporate law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity, and other needs. In addition to state law limitations on Pinnacle Financial's ability to pay dividends, the Federal Reserve imposes limitations on Pinnacle Financial's ability to pay dividends. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if Pinnacle Financial's regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer. During the six months ended June 30, 2019, Pinnacle Bank paid $78.7 million in dividends to Pinnacle Financial. As of June 30, 2019, Pinnacle Bank could pay approximately $608.9 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2018, Pinnacle Financial has paid a quarterly common stock dividend of $0.16 per share. The amount and timing of all future dividend payments by Pinnacle Financial, if any, is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to Pinnacle Financial.

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

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for Pinnacle Financial on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The Basel III rules also established a capital conservation buffer of 2.5% (which was phased in over three years) above the regulatory minimum risk-based capital ratios. The capital conservation buffer was phased in beginning in January 2016 at 0.625% and increased each year by a like percentage until fully implemented in January 2019. Upon full implementation in January 2019, minimum risk-based capital ratios including the capital conservation buffer are: i) a common equity Tier 1 capital ratio of 7%, ii) a Tier 1 risk-based capital ratio of 8.5%, and iii) a total risk-based capital ratio of 10.5%. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes, as of June 30, 2019, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2019
Total capital to risk weighted assets:
Pinnacle Financial	$2,729,341	12.0%	$1,821,607	8.0%	NA	NA
Pinnacle Bank	$2,563,617	11.3%	$1,816,521	8.0%	$2,270,651	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,168,431	9.5%	$1,366,205	6.0%	NA	NA
Pinnacle Bank	$2,342,892	10.3%	$1,362,391	6.0%	$1,816,521	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$2,168,308	9.5%	$1,024,654	4.5%	NA	NA
Pinnacle Bank	$2,342,770	10.3%	$1,021,793	4.5%	$1,475,923	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,168,431	9.1%	$957,546	4.0%	NA	NA
Pinnacle Bank	$2,342,892	9.8%	$955,401	4.0%	$1,194,252	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2018
Total capital to risk weighted assets:
Pinnacle Financial	$2,580,143	12.2%	$1,691,017	8.0%	NA	NA
Pinnacle Bank	$2,432,419	11.5%	$1,686,046	8.0%	$2,107,558	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,024,193	9.6%	$1,268,263	6.0%	NA	NA
Pinnacle Bank	$2,218,003	10.5%	$1,264,535	6.0%	$1,686,046	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$2,024,070	9.6%	$951,197	4.5%	NA	NA
Pinnacle Bank	$2,217,880	10.5%	$948,401	4.5%	$1,369,912	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,024,193	8.9%	$909,102	4.0%	NA	NA
Pinnacle Bank	$2,218,003	9.8%	$906,185	4.0%	$1,132,731	5.0%
(*) Average assets for the above calculations were based on the most recent quarter.

Note 11.  Subordinated Debt and Other borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities. Pinnacle Financial also has a $75.0 million revolving credit facility, of which it had no outstanding borrowings as of June 30, 2019. Additionally, Pinnacle Financial and Pinnacle Bank have entered into, or assumed in connection with acquisitions, certain other subordinated debt agreements as outlined below as of June 30, 2019 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at June 30, 2019	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	5.21%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	3.72%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	3.97%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	5.26%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	5.85%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	5.45%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	5.00%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	4.02%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	5.43%	30-day LIBOR + 3.10%

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at June 30, 2019	Coupon Structure
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	3.90%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	4.31%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	3.82%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed (2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (3)
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed (4)
BNC Subordinated Note	October 15, 2013	October 15, 2023	8,840	7.44%	30-day LIBOR + 5.00% (5)

Other Borrowings
Revolving credit facility (6)	April 25, 2019	April 24, 2020	—	3.94%	30-day LIBOR + 1.50%

Debt issuance costs and fair value adjustments			(7,691)
Total subordinated debt and other borrowings			$464,144
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
(6) Borrowing capacity on the revolving credit facility is $75.0 million. At June 30, 2019, there were no amounts outstanding under this facility. An unused fee of 0.30% is assessed on the average daily unused amount of the loan.
Note 12.  Leases

Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities, and through acquisition assumed a single finance lease for a branch facility. Upon adoption of FASB ASU 2016-02 Leases on January 1, 2019, Pinnacle Financial began recognizing right-of-use assets and lease liabilities related to its operating leases. Prior to ASU 2016-02, such assets and liabilities were recognized only for capital leases (referred to as finance leases under the amendments of ASU 2016-02). In accordance with the optional transition method allowed by ASU 2016-11, comparative prior period information included within this note is presented in accordance with guidance in effect during those periods. Right-of-use assets and lease liabilities related to Pinnacle Financial's operating and finance leases are as follows at June 30, 2019 (in thousands):

	Balance Sheet Location	June 30, 2019
Right-of-use assets
Operating leases (1)	Other assets	$72,719
Finance leases	Premises and equipment, net	2,100
Total right-of-use assets		$74,819
Lease liabilities
Operating leases	Other liabilities	$80,697
Finance leases	Other liabilities	3,359
Total lease liabilities		$84,056
(1) Presented net of tenant improvement allowances of $1.7 million and purchase accounting fair value adjustments of $2.8 million.

Lease costs during the three and six months ended June 30, 2019 related to these leases were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$3,532	$6,972
Short-term lease cost	14	28
Finance lease cost:
Interest on lease liabilities	61	123
Amortization of right-of-use asset	57	113
Sublease income	(312)	(561)
Net lease cost	$3,352	$6,675

Rent expense related to leases during the three and six months ended June 30, 2018 was $3.1 million and $6.3 million, respectively.

Cash flows related to leases during the three and six months ended June 30, 2019 were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating cash flows related to operating leases	$3,380	$6,761
Operating cash flows related to finance leases	61	123
Financing cash flows related to finance leases	57	112

Lease liabilities are determined based on lease term discounted at an effective rate of interest. Certain lease agreements contain renewal options which are considered in the determination of the lease term if they are deemed reasonably certain to be exercised. Discount rates used to determine the present value of lease payments are based on secured borrowing rates as of the commencement date of the lease. The following table presents the weighted average remaining lease term and weighted average discount rate used to determine lease liabilities at June 30, 2019 (in thousands):

June 30, 2019
Weighted average remaining lease term:
Operating leases	10.60 years
Finance leases	9.33 years
Weighted average discount rate:
Operating leases	3.34%
Finance leases	7.22%

The following table presents a maturity analysis of undiscounted cash flows due under operating leases and finance leases and a reconciliation to total operating lease liabilities and finance lease liabilities at June 30, 2019 (in thousands):

	Operating Leases	Finance Leases
2019 (1)	$6,776	$235
2020	12,538	470
2021	12,110	470
2022	9,725	470
2023	8,874	479
Thereafter	48,305	2,548
	98,328	4,672
Less: Imputed interest	(17,631)	(1,313)
Total lease liabilities	$80,697	$3,359
(1) Includes the period from July 1, 2019 - December 31, 2019.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at June 30, 2019 and December 31, 2018 and our results of operations for the three and six months ended June 30, 2019 and 2018. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein and the risk factors discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (2018 10-K) and the other reports we have filed with the Securities and Exchange Commission since we filed the 2018 10-K.

Overview

Our diluted net income per common share for the three and six months ended June 30, 2019 was $1.31 and $2.53, respectively, compared to $1.12 and $2.20, respectively, for the same periods in 2018. At June 30, 2019, loans had increased to $18.8 billion, as compared to $17.7 billion at December 31, 2018, and total deposits increased to $19.4 billion at June 30, 2019 from $18.8 billion at December 31, 2018.

Results of Operations.  Our net interest income increased to $188.9 million and $376.2 million, respectively, for the three and six months ended June 30, 2019 compared to $182.2 million and $356.7 million, respectively, for the same periods in the prior year, representing increases of $6.7 million and $19.5 million, respectively. For the three and six months ended June 30, 2019 when compared to the comparable periods in 2018, these increases were largely the result of organic loan growth during the comparable periods. The net interest margin (the ratio of net interest income to average earning assets) for the three and six months ended June 30, 2019 was 3.48% and 3.55%, respectively, compared to 3.69% and 3.73%, respectively, for the same periods in 2018 and reflects the competitive rate environments for loans and deposits in our markets and declining levels of positive impact from purchase accounting.

Our provision for loan losses was $7.2 million and $14.4 million, respectively, for the three and six months ended June 30, 2019 compared to $9.4 million and $16.3 million, respectively, for the same periods in 2018. Net charge-offs were $4.1 million and $7.7 million, respectively, for the three and six months ended June 30, 2019 compared to $3.9 million and $7.9 million for the same periods in 2018.
At June 30, 2019, our allowance for loan losses as a percentage of total loans was 0.48% compared to 0.47% at December 31, 2018. The slight increase in the allowance as a percentage of total loans is primarily attributable to provision expense related to organic loan growth during the first half of 2019.

Noninterest income increased by $22.7 million, or 47.4%, and $29.6 million, or 32.2%, respectively, during the three and six months ended June 30, 2019 compared to the same periods in 2018. The significant portion of the growth in noninterest income was attributable to an increase in income from our equity method investment in BHG which was $32.3 million and $45.6 million, respectively, for the three and six months ended June 30, 2019 compared to $9.7 million and $19.1 million, respectively, for the same periods in the prior year. Also impacting noninterest income in the three and six months ended June 30, 2019, were $4.5 million and $6.4 million in net losses on sales of securities compared to no net losses on the sales of securities during the three months ended June 30, 2018 and $30,000 in net gains on sales of securities during the six months ended June 30, 2018. Additionally, during the three and six months ended June 30, 2019, we incurred a $1.5 million loss from the sale of our remaining non-prime automobile portfolio to finalize our exit from that business.
Noninterest expense increased by $16.8 million, or 15.1%, and $22.2 million, or 10.1%, respectively, during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. This increase is attributable in part to a $3.2 million non-cash impairment charge related to the proposed consolidation of five offices across the firm's footprint as well as a $2.4 million write-down of facilities and land acquired in the BNC acquisition that previously had been held for potential expansion, both of which were recorded in the second quarter of 2019. Also impacting noninterest expenses during the three and six months ended June 30, 2019, was an increase in our associate base in the first half of 2019 versus the first half of 2018 and the resulting increase in salaries and employment benefits expense.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 49.2% and 48.6%, respectively, for the three and six months ended June 30, 2019 compared to 48.2% and 48.9%, respectively, for the same periods in 2018. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The changes in the efficiency ratio for the three and six months ended June 30, 2019 compared to the same periods in 2018 were primarily impacted by the above-noted contributing factors to increases in our noninterest income and noninterest expense in the first six months of 2019 as well as increased revenue caused by higher levels of interest earning assets and the absence of merger-related expenses in 2019.
During the three and six months ended June 30, 2019, we recorded income tax expense of $24.4 million and $47.5 million, respectively, compared to $23.0 million and $42.6 million, respectively, for the three and six months ended June 30, 2018. Our effective tax rate for both the three and six months ended June 30, 2019 was 19.6% compared to 20.9% and 20.0%, respectively, for the three and six months ended June 30, 2018. Our tax rate was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in the recognition of tax expense of $68,000 and a tax benefit of $701,000, respectively, for the three and six months ended June 30, 2019 compared to tax benefits of $72,000 and $2.8 million, respectively for the three and six months ended June 30, 2018.
Financial Condition.  Net loans increased $1.1 billion, or 6.2%, during the six months ended June 30, 2019, when compared to December 31, 2018, due to continued economic growth in our core markets, increases in the number of relationship advisors and continued focus on attracting new customers to our company. Total deposits were $19.4 billion at June 30, 2019, compared to $18.8 billion at December 31, 2018, an increase of $600.3 million, or 3.2%.
Capital and Liquidity. At June 30, 2019 and December 31, 2018, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At June 30, 2019, we had approximately $95.2 million of cash at the parent company, substantially all of which could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, including an established line of credit with another bank that can be utilized, subject to the terms and conditions thereof, to provide up to $75 million of additional capital support to Pinnacle Bank and for other matters, if needed. We also have the ability to issue equity or debt securities from time to time as we have done in the past to support the capital needs of Pinnacle Bank and periodically evaluate capital markets conditions to identify opportunistic times to access those markets.
On November 13, 2018, we announced that our board of directors had authorized a share repurchase program for up to $100.0 million of our outstanding common stock. The repurchase program is scheduled to expire upon the earlier of our repurchase of shares of our common stock having an aggregate purchase price of $100.0 million and December 31, 2019. During the six months ended June 30, 2019, we repurchased 674,473 shares of our common stock at a weighted average price of $55.46 and an aggregate cost of $37.4 million. In aggregate, we have repurchased approximately 1.1 million shares, for approximately $58.1 million at a weighted average share price of $53.82 under this share repurchase program through June 30, 2019.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Estimates as described in our 2018 10-K.

Results of Operations
The following is a summary of our results of operations (dollars in thousands, except per share data):

	Three months ended June 30,		2019 - 2018 Percent	Six Months Ended June 30,		2019 - 2018 Percent
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Interest income	$265,851	$230,984	15.1%	$523,734	$442,512	18.4%
Interest expense	76,933	48,748	57.8%	147,570	85,805	72.0%
Net interest income	188,918	182,236	3.7%	376,164	356,707	5.5%
Provision for loan losses	7,195	9,402	(23.5)%	14,379	16,333	(12.0)%
Net interest income after provision for loan losses	181,723	172,834	5.1%	361,785	340,374	6.3%
Noninterest income	70,682	47,939	47.4%	121,745	92,122	32.2%
Noninterest expense	127,686	110,908	15.1%	241,737	219,488	10.1%
Net income before income taxes	124,719	109,865	13.5%	241,793	213,008	13.5%
Income tax expense	24,398	23,000	6.1%	47,512	42,633	11.4%
Net income	$100,321	$86,865	15.5%	$194,281	$170,375	14.0%

Basic net income per common share	$1.31	$1.13	15.9%	$2.54	$2.21	14.9%

Diluted net income per common share	$1.31	$1.12	17.0%	$2.53	$2.20	15.0%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $188.9 million and $376.2 million, respectively, for the three and six months ended June 30, 2019, an increase of $6.7 million and $19.5 million, respectively, from the levels recorded in the same periods of 2018. This increase was attributable to organic growth in our loan portfolio and an increase in the interest rates we receive on interest earning assets, offset in part by increases in the volume and the rates we pay on deposits and our other funding sources.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)(2)	$18,611,164	$237,653	5.22%	$16,729,734	$208,758	5.04%
Securities:
Taxable	1,781,814	12,243	2.76%	1,792,845	11,748	2.63%
Tax-exempt (2)	1,630,661	12,556	3.68%	1,177,422	8,350	3.34%
Federal funds sold and other	530,556	3,399	2.57%	442,401	2,128	1.93%
Total interest-earning assets	22,554,195	$265,851	4.85%	20,142,402	$230,984	4.66%
Nonearning assets
Intangible assets	1,850,146			1,860,868
Other nonearning assets	1,511,630			1,233,675
Total assets	$25,915,971			$23,236,945

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	3,150,865	9,305	1.18%	3,038,705	6,395	0.84%
Savings and money market	7,355,783	26,947	1.47%	6,739,430	16,165	0.96%
Time	3,958,445	22,736	2.30%	2,900,779	10,207	1.41%
Total interest-bearing deposits	14,465,093	58,988	1.64%	12,678,914	32,767	1.04%
Securities sold under agreements to repurchase	117,261	142	0.49%	123,447	143	0.47%
Federal Home Loan Bank advances	2,164,341	11,552	2.14%	1,884,828	9,690	2.06%
Subordinated debt and other borrowings	469,498	6,251	5.34%	474,328	6,148	5.20%
Total interest-bearing liabilities	17,216,193	76,933	1.79%	15,161,517	48,748	1.29%
Noninterest-bearing deposits	4,399,766	—	0.00%	4,270,459	—	0.00%
Total deposits and interest-bearing liabilities	21,615,959	$76,933	1.43%	19,431,976	$48,748	1.01%
Other liabilities	182,258			9,005
Stockholders' equity	4,117,754			3,795,963
Total liabilities and stockholders' equity	$25,915,971			$23,236,944
Net interest income		$188,918			$182,236
Net interest spread (3)			3.06%			3.37%
Net interest margin (4)			3.48%			3.69%
(1) Average balances of nonaccrual loans are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $6.9 million of taxable equivalent income for the three months ended June 30, 2019 compared to $3.1 million for the three months ended June 30, 2018. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended June 30, 2019 would have been 3.42% compared to a net interest spread of 3.66% for the three months ended June 30, 2018.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)(2)	$18,276,680	$467,032	5.25%	$16,345,734	$399,972	4.98%
Securities:
Taxable	1,813,693	25,783	2.87%	1,793,619	22,970	2.58%
Tax-exempt (2)	1,544,186	24,228	3.77%	1,106,705	15,635	3.33%
Federal funds sold and other	500,400	6,691	2.70%	389,043	3,935	2.04%
Total interest-earning assets	22,134,959	$523,734	4.89%	19,635,101	$442,512	4.61%
Nonearning assets
Intangible assets	1,851,292			1,862,294
Other nonearning assets	1,499,104			1,226,229
Total assets	$25,485,355			$22,723,624

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	3,140,734	18,628	1.20%	3,006,328	11,509	0.77%
Savings and money market	7,446,911	53,284	1.44%	6,597,734	28,153	0.86%
Time	3,727,061	41,293	2.23%	2,725,534	17,086	1.26%
Total interest-bearing deposits	14,314,706	113,205	1.59%	12,329,596	56,748	0.93%
Securities sold under agreements to repurchase	113,305	287	0.51%	126,690	273	0.43%
Federal Home Loan Bank advances	2,046,007	21,515	2.12%	1,735,385	16,697	1.94%
Subordinated debt and other borrowings	470,133	12,563	5.39%	475,066	12,087	5.13%
Total interest-bearing liabilities	16,944,151	147,570	1.76%	14,666,737	85,805	1.18%
Noninterest-bearing deposits	4,298,169	—	0.00%	4,287,229	—	0.00%
Total deposits and interest-bearing liabilities	21,242,320	$147,570	1.40%	18,953,966	$85,805	0.91%
Other liabilities	175,193			5,185
Stockholders' equity	4,067,842			3,764,473
Total liabilities and stockholders' equity	$25,485,355			$22,723,624
Net interest income		$376,164			$356,707
Net interest spread (3)			3.14%			3.43%
Net interest margin (4)			3.55%			3.73%
(1) Average balances of nonaccrual loans are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $13.4 million of taxable equivalent income for the six months ended June 30, 2019 compared to $6.3 million for the six months ended June 30, 2018. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the six months ended June 30, 2019 would have been 3.49% compared to a net interest spread of 3.70% for the six months ended June 30, 2018.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three and six months ended June 30, 2019, our net interest margin was 3.48% and 3.55%, respectively, compared to 3.69% and 3.73%, respectively, for the three and six months ended June 30, 2018. Although our net interest margin for the three and six-month periods ended June 30, 2019 was positively impacted by yield expansion in our earning asset portfolio and growth in interest-earning assets, these increases were offset by increases in our total funding costs and declining levels of positive impact from purchase accounting. The expansion of our earning asset yields was driven in part by the impact of Federal funds rate increases throughout 2018, which positively impacted our floating and variable rate loan and investment portfolios. During the three and six months ended June 30, 2019, our earning asset yield increased by 19 basis points and 28 basis points, respectively, from the same periods in the prior year. However, our total funding rates increased by 42 basis points and 49 basis points, respectively, compared to the three and six months ended June 30, 2018, outpacing the growth in our yields on earning assets. The increase in our funding costs was primarily caused by higher market interest rates due to increased competition and increased borrowing costs for noncore funding.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Although the rise in interest rates over the last two years has lifted the yields we receive on earning assets, pricing for creditworthy borrowers and meaningful depositors is very competitive in our markets and this competition has adversely impacted, and may continue to adversely impact, our margins. We anticipate that this challenging competitive environment will continue during the remainder of 2019. We also expect the positive impact of purchase accounting on our net interest income will continue to lessen in future periods, which will negatively affect our net interest margin in 2019. Though we have sought to mitigate the negative impact that reductions in short-term interest rates would have on our net interest margin through restructuring a portion of our investment securities portfolio, purchasing a loan interest rate floor, and unwinding fixed-to-floating loan interest rate swaps, short-term interest rate cuts like those announced by the Federal Reserve on July 31, 2019 will likely negatively impact our net interest margin particularly if we are not able to lower our funding cost on our deposit products as quickly and meaningfully as yields decline on our earning assets. Though we believe our net interest margin may decrease slightly for the remainder of 2019, we believe our net interest income should continue to increase in 2019 compared to 2018 primarily due to increased average earning asset volumes, primarily loans. We seek to fund these increased loan volumes by growing our core deposits, but will utilize noncore funding to fund shortfalls, if any. To the extent that our dependence on noncore funding sources increases in 2019 our net interest margin would likely be negatively impacted.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $7.2 million and $14.4 million, respectively, for the three and six months ended June 30, 2019 compared to $9.4 million and $16.3 million, respectively, for the three and six months ended June 30, 2018. Provision expense is impacted primarily by organic loan growth in our loan portfolio and by our internal assessment of the credit quality of the loan portfolio and net charge-offs. Provision expense in the first half of 2019 reflected charge-offs primarily related to non-prime automobile loans and commercial credit card losses.

Our allowance for loan losses reflects an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio based on our allowance for loan losses assessment methodology. At June 30, 2019, our allowance for loan losses as a percentage of total loans was 0.48%, up slightly from 0.47% at December 31, 2018. The slight increase in the allowance as a percentage of total loans is primarily attributable to provision expense associated with organic loan growth. The absolute level of our allowance for loan losses is largely driven by continued favorable credit experience in our larger portfolios and we believe it is supported by the strong economies presently in place in the markets in which we operate.

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

The following is a summary of our noninterest income for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three months ended June 30,		2019 - 2018 Percent	Six Months Ended June 30,		2019 - 2018 Percent
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$8,940	$8,456	5.7%	$17,482	$16,361	6.9%
Investment services	5,803	5,074	14.4%	11,207	10,319	8.6%
Insurance sales commissions	2,147	2,048	4.8%	5,075	5,167	(1.8)%
Gains on mortgage loans sold, net	6,011	3,777	59.1%	10,889	7,521	44.8%
Investment gains and losses on sales, net	(4,466)	—	NM	(6,426)	30	NM
Trust fees	3,461	3,564	(2.9)%	6,756	6,681	1.1%
Income from equity method investment	32,261	9,690	232.9%	45,551	19,050	139.1%
Other noninterest income:
Interchange and other consumer fees	9,091	7,030	29.3%	16,598	13,501	22.9%
Bank-owned life insurance	4,201	2,894	45.2%	8,296	5,646	46.9%
Loan swap fees	799	752	6.3%	1,560	1,256	24.2%
SBA loan sales	1,171	1,728	(32.2)%	1,743	2,846	(38.8)%
Gain on other equity investments	832	2,112	(60.6)%	1,614	2,301	(29.9)%
Other noninterest income	431	814	(47.1)%	1,400	1,443	(3.0)%
Total other noninterest income	16,525	15,330	7.8%	31,211	26,993	15.6%
Total noninterest income	$70,682	$47,939	47.4%	$121,745	$92,122	32.2%

The increase in service charges on deposit accounts in the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts resulting from organic growth.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three and six months ended June 30, 2019, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, increased by $729,000 and $888,000, respectively, compared to the three and six months ended June 30, 2018. At June 30, 2019 and 2018, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $4.3 billion and $3.7 billion, respectively, in brokerage assets. Revenues from the sale of insurance products by our insurance subsidiaries for the three and six months ended June 30, 2019 increased by $99,000 and decreased by $92,000, respectively, compared to the same periods in the prior year. Included in insurance revenues for the three and six months ended June 30, 2019 was $873,000 of contingent income received in the first half of 2019 that was based on 2018 sales production and claims experience compared to $1.0 million recorded in the same period in the prior year. Additionally, at June 30, 2019, our trust department was receiving fees on approximately $2.4 billion of managed assets compared to $1.9 billion at June 30, 2018, reflecting organic growth and increased market valuations. The growth in our wealth management businesses is attributable to our expanded distribution platform in our Carolina and Virginia markets as well as the addition of associates in our legacy Tennessee markets.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $6.0 million and $10.9 million, respectively, for the three and six months ended June 30, 2019 compared to $3.8 million and $7.5 million, respectively, for the same periods in the prior year. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. There is positive correlation between the dollar amount of the mortgage pipeline and the value of this hedge. Therefore, the change in the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At June 30, 2019, the mortgage pipeline included $134.6 million in loans expected to close in 2019 compared to $130.7 million in loans at June 30, 2018 expected to close in 2018.

Investment gains and losses on sales, net represent the net gains and losses on sales of investment securities in our available-for-sale securities portfolio during the periods noted. During the six months ended June 30, 2019, we sold approximately $476.7 million of securities for net losses of $6.4 million as we sought to reposition a portion of our securities portfolio for a declining rate environment compared to the six months ended June 30, 2018 where we sold approximately $14.5 million of securities for a net gain of $30,000.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased in the three and six months ended June 30, 2019 as a result of increased debit and credit card transactions as compared to the comparable periods in 2018 resulting from organic growth. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $4.2 million and $8.3 million, respectively, for the three and six months ended June 30, 2019 compared to $2.9 million and $5.6 million, respectively, for the three and six months ended June 30, 2018. The increase in earnings on these bank-owned life insurance policies resulted primarily from the purchase of $100.0 million of new policies during 2018 and $110.0 million of new policies purchased in the first half of 2019. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. Loan swap fees and SBA loan sales are all included in other noninterest income and fluctuate based on the current market environment. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers.

Income from equity-method investment. Income from equity-method investment is comprised solely of income from our 49% equity-method investment in BHG. Income from this equity-method investment was $32.3 million and $45.6 million, respectively, for the three and six months ended June 30, 2019 compared to $9.7 million and $19.1 million, respectively, for the same periods last year. Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets of $475,000 and $950,000, respectively, for the three and six months ended June 30, 2019 compared to $693,000 and $1.4 million, respectively, for the three and six months ended June 30, 2018. At June 30, 2019, there were $9.7 million of these intangible assets which will be amortized in lesser amounts over the next 16 years.  Also included in income from equity-method investment, is accretion income associated with the fair valuation of certain of BHG's liabilities of $660,000 and $1.3 million, respectively, for the three and six months ended June 30, 2019, compared to $729,000 and $1.5 million, respectively, for the three and six months ended June 30, 2018. At June 30, 2019, there were $6.0 million of these liabilities which will be accreted into income in lesser amounts over the next 7 years.

During the three and six months ended June 30, 2019, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $28.2 million and $40.9 million, respectively, in the aggregate compared to $19.1 million and $23.4 million, respectively, for the same periods in the prior year, which reduced the carrying amount of our investment in BHG, while earnings from BHG during the three and six months ended June 30, 2019 increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. No loans were purchased from BHG by Pinnacle Bank for the six month periods ended June 30, 2019 or 2018, respectively. Earnings from BHG may fluctuate from period-to-period.

As our ownership interest in BHG is 49%, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity method investment in noninterest income. For the three and six months ended June 30, 2019, BHG reported $108.0 million and $170.8 million, respectively, in revenues, net of substitution losses of $12.7 million and $25.1 million, respectively, compared to revenues of $49.1 million and $92.8 million, respectively, for the three and six months ended June 30, 2018, net of substitution losses of $10.5 million and $21.8 million, respectively.

Approximately $90.5 million and $139.2 million, respectively, of BHG's revenues for the three and six months ended June 30, 2019 related to gains on the sale of commercial loans BHG had previously issued to doctor, dentist and other medical and professional practices compared to $39.1 million and $74.2 million, respectively, for the three and six months ended June 30, 2018. BHG refers to this activity as its core product. BHG typically funds these loans from cash reserves on its balance sheet. Subsequent to origination, these core product loans are typically sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan. The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model.

At June 30, 2019 and June 30, 2018, there were $2.2 billion and $1.7 billion, respectively, in core product loans previously sold by BHG that were being actively serviced by BHG's bank network of purchasers. Traditionally, BHG, at its sole option, may also provide purchasers of these core product loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. This substitution is subject to the purchaser having adhered to the standards of its purchase agreement with BHG. Additionally, all substitutions are subject to the approval by BHG's board of managers. As a result, the reacquired loans are deemed purchase credit impaired and recorded on BHG's balance sheet at the net present value of the loan's anticipated cash flows.  BHG will then initiate collection efforts and attempt to restore the reacquired loan to performing status. As a result, BHG maintained a liability as of June 30, 2019 and 2018 of $100.3 million and $77.9 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution. This liability represents 4.6% of core product loans previously sold by BHG as of June 30, 2019 and 2018, respectively.

BHG will maintain loans on its balance sheet for a period of time prior to sale or transfer to a purchaser. Alternatively, BHG may elect to keep certain loans on its balance sheet through maturity. From time to time, BHG may hold a higher volume of these loans depending upon the timing of loan originations, their loan pipeline and market demand. Interest income and fees amounted to $13.5 million and $24.2 million, respectively, for the three and six months ended June 30, 2019 compared to $7.3 million and $13.8 million, respectively, for the three and six months ended June 30, 2018.

Additionally, BHG will also refer loans to other lenders and, based on an agreement with the lender, earn a fee for doing so. Typically, these are loans that BHG believes would either be classified as consumer-type loans rather than commercial loans, the loans fail to meet the credit underwriting standards of BHG but another lender will accept the loans or are loans to borrowers in certain geographic locations where BHG has elected not to do business. For the three and six months ended June 30, 2019, BHG recognized fee income of $495,000 and $1.1 million, respectively, compared to $394,000 and $584,000, respectively, for the same periods in the prior year related to these activities.

Recently, BHG has expanded its operations to include commercial lending to other professional service firms such as attorneys, accountants and others. Through subsidiaries that it owns, it also has expanded into patient financing, which involves loans to individuals to finance medical expenses, particularly those to patients with high deductible health plans.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses. The following is a summary of our noninterest expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		2019 - 2018 Percent	Six Months Ended June 30,		2019 - 2018 Percent
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$44,625	$39,136	14.0%	$89,681	$78,240	14.6%
Commissions	3,224	3,148	2.4%	6,364	6,177	3.0%
Cash and equity incentives	16,159	11,224	44.0%	27,322	21,404	27.6%
Employee benefits and other	11,612	10,604	9.5%	22,629	22,010	2.8%
Total salaries and employee benefits	75,620	64,112	17.9%	145,996	127,831	14.2%
Equipment and occupancy	23,844	18,208	31.0%	43,175	35,951	20.1%
Other real estate expense, net	2,523	819	208.1%	2,769	25	NM
Marketing and other business development	3,282	2,544	29.0%	6,230	4,791	30.0%
Postage and supplies	2,079	2,291	(9.3%)	3,971	4,330	(8.3%)
Amortization of intangibles	2,271	2,659	(14.6%)	4,582	5,357	(14.5%)
Merger-related expense	—	2,906	(100.0%)	—	8,259	(100.0%)
Other noninterest expense:
Deposit related expense	4,873	6,078	(19.8%)	9,416	11,753	(19.9%)
Lending related expense	5,401	4,695	15.0%	10,700	8,603	24.4%
Wealth management related expense	610	465	31.2%	1,140	988	15.4%
Other noninterest expense	7,183	6,131	17.2%	13,758	11,600	18.6%
Total other noninterest expense	$18,067	$17,369	4.0%	$35,014	$32,944	6.3%
Total noninterest expense	$127,686	$110,908	15.1%	$241,737	$219,488	10.1%

Total salaries and employee benefits expenses increased approximately $11.5 million and $18.2 million, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018, primarily as the result of our annual merit increases that are effective on January 1 of each year and as a result of increases in our associate base. At June 30, 2019, our associate base was 2,361.0 full-time equivalent associates as compared to 2,198.5 at June 30, 2018. We expect salary and benefit expenses will continue to rise as a result of our intention to continue our practice of hiring experienced bankers and other associates across our franchise.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our bank's associates participate in our equity compensation plans. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of revenues and earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. Through the second quarter of 2019, we have accrued incentive costs for the cash incentive plan in 2019 at approximately 85% of our targeted awards.

Also included in employee benefits and other expense for the three and six months ended June 30, 2019 were approximately $5.2 million and $10.1 million, respectively, of compensation expenses related to equity-based awards for restricted shares or restricted share units, including those with performance-based vesting criteria, compared to $4.3 million and $8.8 million, respectively, for the three and six months ended June 30, 2018. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. Our compensation expense associated with equity awards for the three and six months ended June 30, 2019 increased when compared to the three and six months ended June 30, 2018. Key drivers of this increase were the first-time inclusion of our associates hired through our acquisition of BNC in our annual associate grant in January of 2019 as well as additional associates we have hired throughout our footprint as well as increased performance-based awards to senior management. We expect our compensation expense associated with equity awards to continue to increase during the remainder of 2019 when compared to 2018 as a result of the increased number of associates and our intention to hire additional experienced financial advisors during the remainder of 2019.

Employee benefits and other expenses were $11.6 million and $22.6 million, respectively, for the three and six months ended June 30, 2019 compared to $10.6 million and $22.0 million, respectively, for the three and six months ended June 30, 2018 and include costs associated with our 401k plan, health insurance and payroll taxes.

Equipment and occupancy expenses for the three and six months ended June 30, 2019 increased $5.6 million and $7.2 million, respectively, to $23.8 million and $43.2 million, respectively, as compared to the same periods in the prior year. Included in the increase was a non-recurring $3.2 million non-cash impairment charge incurred during the second quarter of 2019 related to the proposed consolidation of five offices across our footprint. Additionally, we experienced increased expenses associated with technology improvements to enhance the infrastructure of our firm during the comparable periods and expect to incur additional costs as we continue to enhance our infrastructure.

Other real estate income and expenses for the three and six months ended June 30, 2019 increased $1.7 million and $2.7 million, respectively, to $2.5 million and $2.8 million, respectively, as compared to the same periods in the prior year due to a $2.4 million write-down in the second quarter of 2019 of facilities and land acquired in the BNC acquisition that previously had been held for potential expansion.

Marketing and business development expense for the three and six months ended June 30, 2019 was $3.3 million and $6.2 million, respectively, compared to $2.5 million and $4.8 million, respectively, for the three and six months ended June 30, 2018. The primary source of the increase in 2019 as compared to 2018 is the associated marketing and business development expenses necessary to support the growth of our firm across our entire footprint in Tennessee, the Carolinas and Virginia.

Intangible amortization expense was $2.3 million and $4.6 million, respectively, for the three and six months ended June 30, 2019 compared to $2.7 million and $5.4 million, respectively, for the same periods in 2018. The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives at June 30, 2019:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
CapitalMark	2015	$6.2	7	$1.2
Magna Bank	2015	3.2	6	0.4
Avenue	2016	8.8	9	3.9
BNC	2017	48.1	10	33.7
Book of Business Intangible:
Miller Loughry Beach Insurance	2008	$1.3	20	$0.3
CapitalMark	2015	0.3	16	0.1
BNC Insurance	2017	0.4	20	0.3
BNC Trust	2017	1.9	10	1.5

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense of these intangibles is estimated to decrease from $8.3 million to $4.5 million per year over the next 5 years with lesser amounts for the remaining amortization period.

No merger-related expenses were recorded during the three and six months ended June 30, 2019. Merger-related expenses were $2.9 million and $8.3 million, respectively, for the three and six months ended June 30, 2018. Merger-related expenses incurred for the three and six months ended June 30, 2018 were associated with our merger with BNC and were inclusive of costs associated with associate retention packages and cultural and technology integrations.

Other noninterest expenses increased by $698,000 and $2.1 million, respectively, between the three and six months ended June 30, 2019 when compared to the three and six months ended June 30, 2018. Deposit related expense decreased by $1.2 million and $2.3 million, respectively, during the three and six months ended June 30, 2019 when compared to the same periods in 2018. This decrease is primarily attributable to decreased FDIC insurance premiums of $1.3 million and $2.5 million, respectively, in the three and six months ended June 30, 2019 compared to the same periods in 2018 as a result of the elimination of the large bank surcharge during these periods. Lending and wealth management related expenses each increased during both the three and six months ended June 30, 2019 when compared to the same periods in 2018. These increases are directly correlated with increased lending and wealth management activities during the respective periods.

Total other noninterest expenses increased by $1.1 million and $2.2 million, respectively, during the three and six months ended June 30, 2019 when compared to the same periods in 2018. These increases are due to a variety of factors and include increases in audit and consulting fees, increased regulatory exam fees and increased state franchise tax expense.
Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 49.2% and 48.6%, respectively, for the three and six months ended June 30, 2019 compared to 48.2% and 48.9%, respectively, for the three and six months ended June 30, 2018. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The changes in the efficiency ratio for the three and six months ended June 30, 2019 compared to the same periods in 2018 were negatively impacted in the 2019 periods by a $1.5 million loss on the sale of our non-prime automobile portfolio, a $2.4 million write-down of facilities and land acquired in the BNC acquisition that previously had been held for potential expansion, a $3.2 million non-cash impairment charge related to the proposed consolidation of five offices across our footprint as well as net gains and losses on sales of securities in both the 2018 and 2019 periods. Increased revenue from increased interest earning assets in the 2019 periods over the 2018 periods and the absence of merger-related expenses in 2019 positively impacted our efficiency ratio in the 2019 periods when compared to 2018 periods.

Income Taxes. During the three and six months ended June 30, 2019, we recorded income tax expense of $24.4 million and $47.5 million, respectively, compared to $23.0 million and $42.6 million, respectively, for the three and six months ended June 30, 2018. Our effective tax rate for both the three and six months ended June 30, 2019 was 19.6% compared to 20.9% and 20.0%, respectively, for the three and six months ended June 30, 2018. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 26.14% primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Income tax expense is also impacted by the vesting of restricted share awards and the exercise of employee stock options, which expense or benefit is recorded as a discrete item as a component of total income tax. Accordingly, we recognized tax expense of $68,000 and a tax benefit of $701,000, respectively, for the three and six months ended June 30, 2019 compared to tax benefits of $72,000 and $2.8 million, respectively for the three and six months ended June 30, 2018 related to the vesting and exercise of equity-based awards during those periods.

Financial Condition

Our consolidated balance sheet at June 30, 2019 reflects an increase in total loans outstanding to $18.8 billion compared to $17.7 billion at December 31, 2018. Total deposits increased by $600.3 million between December 31, 2018 and June 30, 2019. Total assets were $26.5 billion at June 30, 2019 compared to $25.0 billion at December 31, 2018.

Loans.  The composition of loans at June 30, 2019 and at December 31, 2018 and the percentage (%) of each classification to total loans are summarized as follows (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$7,585,393	40.3%	$7,164,954	40.4%
Consumer real estate – mortgage	2,949,755	15.7%	2,844,447	16.1%
Construction and land development	2,117,969	11.3%	2,072,455	11.7%
Commercial and industrial	5,795,107	30.8%	5,271,421	29.8%
Consumer and other	366,094	1.9%	354,272	2.0%
Total loans	$18,814,318	100.0%	$17,707,549	100.0%

The composition of our loan portfolio changed with our acquisition of BNC in 2017, which focused more on commercial real estate lending, including construction, than we did in our legacy Tennessee markets, where our focus was on commerical and industrial lending. As we intend to focus on growth of the commercial and industrial segment in our expanded footprint, we continue to believe our commercial and industrial portfolio will again become a more substantial portion of our total loan portfolio.

The commercial real estate – mortgage category includes owner-occupied commercial real estate loans.  At June 30, 2019, approximately 34.6% of the outstanding principal balance of our commercial real estate - mortgage loans was secured by owner-occupied commercial real estate properties, compared to 37.0% at December 31, 2018. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development loan segment continues to be a meaningful portion of our portfolio and reflects the development and growth of the local economies in which we operate and is diversified between commercial, residential and land.

Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At June 30, 2019 and December 31, 2018, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 82.6% and 85.2%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 288.9% and 277.7% as of June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The following table classifies our fixed and variable rate loans at June 30, 2019 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at June 30, 2019			Percentage	Percentage
	Fixed Rates	Variable Rates	Totals	At June 30, 2019	At December 31, 2018
Based on contractual maturity:
Due within one year	$1,184,476	$2,626,539	$3,811,015	20.3%	18.9%
Due in one year to five years	5,008,201	4,407,027	9,415,228	50.0%	49.7%
Due after five years	2,673,930	2,914,145	5,588,075	29.7%	31.4%
Totals	$8,866,607	$9,947,711	$18,814,318	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$2,619,751	$2,619,751	13.9%	15.6%
Due within one year	1,184,476	6,674,544	7,859,020	41.8%	39.0%
Due in one year to five years	5,008,201	365,965	5,374,166	28.6%	28.8%
Due after five years	2,673,930	287,451	2,961,381	15.7%	16.6%
Totals	$8,866,607	$9,947,711	$18,814,318	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
Accruing loans past due 30 to 89 days:	2019	2018
Commercial real estate – mortgage	$7,104	$11,756
Consumer real estate – mortgage	10,603	18,059
Construction and land development	3,469	3,759
Commercial and industrial	11,420	21,451
Consumer and other	4,658	3,276
Total accruing loans past due 30 to 89 days	$37,254	$58,301

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$70	$—
Consumer real estate – mortgage	220	—
Construction and land development	—	—
Commercial and industrial	1,537	1,082
Consumer and other	906	476
Total accruing loans past due 90 days or more	$2,733	$1,558

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.20%	0.33%
Accruing loans past due 90 days or more as a percentage of total loans	0.01%	0.01%
Total accruing loans in past due status as a percentage of total loans	0.21%	0.34%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $227.5 million, or 1.2% of total loans at June 30, 2019, compared to $176.3 million, or 1.0% of total loans at December 31, 2018. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. The increase in potential problem loans at June 30, 2019 compared to December 31, 2018 is related to certain credits in our commercial and industrial portfolio representing various industries such as fiber optics, education and publishing. Approximately $5.5 million of potential problem loans were past due at least 30 days but less than 90 days as of June 30, 2019.

Nonperforming Assets and Troubled Debt Restructurings. At June 30, 2019, we had $102.7 million in nonperforming assets compared to $103.2 million at December 31, 2018. Included in nonperforming assets were $76.1 million in nonaccrual loans and $26.7 million in OREO and other nonperforming assets at June 30, 2019 and $87.8 million in nonaccrual loans and $15.4 million in OREO and other nonperforming assets at December 31, 2018. At June 30, 2019 and December 31, 2018, there were $7.4 million and $5.9 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio. As of June 30, 2019 and December 31, 2018, our allowance for loan losses was approximately $90.3 million and $83.6 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for loan losses is adjusted to an amount that our management deems appropriate to adequately cover the probable losses in the loan portfolio based on our allowance for loan loss methodology. Our allowance for loan losses as a percentage of total loans was 0.48% at June 30, 2019, up slightly from 0.47% at December 31, 2018. The absolute level of our allowance for loan losses is largely driven by continued favorable credit experience and we believe it is supported by the strong economies presently in place in the markets in which we operate.

Also impacting the overall balance of our allowance for loan losses is fair value accounting on our acquired loan portfolios as no allowance for loan losses is assigned to acquired loans as of the date of acquisition; however, an allowance for loan losses is recorded for purchased loans that have experienced credit deterioration subsequent to acquisition or increases in balances outstanding. At June 30, 2019, the remaining fair value discount for all acquired portfolios was $75.4 million, consisting of $14.2 million of nonaccretable discount attributable to purchase credit impaired loans and $61.1 million of accretable discount. For loans acquired in connection with our acquisitions, the calculation of the allowance for loan losses subsequent to the acquisition date is consistent with that utilized for our legacy loans. Our accounting policy is to compare the computed allowance for loan losses on purchased loans to the remaining fair value adjustment at the individual loan level. Generally the fair value adjustments are expected to accrete to interest income over the remaining contractual life of the underlying loans and decrease proportionately with the related loan balance. However, if the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a provision for loan losses. Additional provisioning for purchased portfolios results from credit deterioration on the individual loan following consummation of the acquisition or from increased borrowings on loans and lines that existed as of the acquisition date. Should a loan with a remaining fair value discount be paid off prior to maturity, the remaining fair value discount is recognized as interest income in the period when the loan is paid off.

As of June 30, 2019, net loans included a remaining net fair value discount of $75.4 million. For the six months ended June 30, 2019, the net fair value discount changed as follows:

	Accretable Yield	Nonaccretable Yield	Total
December 31, 2018	$(78,282)	$(17,394)	$(95,676)
Acquisitions	—	—	—
Year-to-date accretion and settlements	17,134	3,157	20,291
June 30, 2019	$(61,148)	$(14,237)	$(75,385)

The following table sets forth, based on management's estimate, the allocation of the allowance for loan losses to categories of loans as well as the unallocated portion as of June 30, 2019 and December 31, 2018 and the percentage of loans in each category to total loans (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$30,826	40.3%	$26,946	40.4%
Consumer real estate - mortgage	8,489	15.7%	7,670	16.1%
Construction and land development	11,206	11.3%	11,128	11.7%
Commercial and industrial	37,436	30.8%	31,731	29.8%
Consumer and other	2,114	1.9%	5,423	2.0%
Unallocated	182	NA	677	NA
Total allowance for loan losses	$90,253	100.0%	$83,575	100.0%

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2019 and for the year ended December 31, 2018 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Six months ended June 30, 2019	Year ended December 31, 2018
Balance at beginning of period	$83,575	$67,240
Provision for loan losses	14,379	34,377
Charged-off loans:
Commercial real estate – mortgage	(1,599)	(3,030)
Consumer real estate – mortgage	(930)	(1,593)
Construction and land development	(4)	(74)
Commercial and industrial	(8,760)	(13,175)
Consumer and other loans	(3,255)	(12,528)
Total charged-off loans	(14,548)	(30,400)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	964	2,096
Consumer real estate – mortgage	741	2,653
Construction and land development	141	1,863
Commercial and industrial	4,342	3,035
Consumer and other loans	659	2,711
Total recoveries of previously charged-off loans	6,847	12,358
Net charge-offs	(7,701)	(18,042)
Balance at end of period	$90,253	$83,575
Ratio of allowance for loan losses to total loans outstanding at end of period	0.48%	0.47%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.08%	0.11%

(1)Net charge-offs for the year-to-date period ended June 30, 2019 have been annualized.

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
Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of inherent losses existing in the loan portfolio at June 30, 2019. While our policies and procedures used to estimate the allowance for loan losses as well as the resultant provision for loan losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $3.4 billion and $3.3 billion at June 30, 2019 and December 31, 2018, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at June 30, 2019 and December 31, 2018 follows:

	June 30, 2019	December 31, 2018
Weighted average life	6.29 years	7.23 years
Effective duration*	4.13%	3.62%
Tax equivalent yield	3.20%	3.22%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of June 30, 2019 and December 31, 2018 was 5.32% and 4.82%, respectively.

Deposits and Other Borrowings. We had approximately $19.4 billion of deposits at June 30, 2019 compared to $18.8 billion at December 31, 2018. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $154.2 million at June 30, 2019 and $104.7 million at December 31, 2018. Additionally, at June 30, 2019 and December 31, 2018, Pinnacle Bank had borrowed $2.0 billion and $1.4 billion, respectively, in advances from the Federal Home Loan Bank of Cincinnati (FHLB). At June 30, 2019, Pinnacle Bank also had approximately $2.1 billion in additional availability with the FHLB; however, incremental borrowings are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or noncore funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at June 30, 2019 and December 31, 2018:

	June 30, 2019	Percent	December 31, 2018	Percent
Core funding:
Noninterest-bearing deposit accounts	$4,493,419	20.4%	$4,309,067	20.6%
Interest-bearing demand accounts	2,711,568	12.3%	3,097,110	14.8%
Money Market accounts	6,773,118	30.7%	6,805,186	32.6%
Time deposit accounts less than $250,000	1,678,117	7.6%	1,605,983	7.7%
Reciprocating demand deposit accounts (1)	227,280	1.0%	162,410	0.8%
Reciprocating savings accounts (1)	486,977	2.2%	418,230	2.0%
Reciprocating CD accounts (1)	133,207	0.6%	91,187	0.4%
Total core funding	16,503,686	74.8%	16,489,173	78.9%
Noncore funding:
Relationship based noncore funding:
Other time deposits	783,946	3.6%	687,427	3.3%
Securities sold under agreements to repurchase	154,169	0.7%	104,741	0.5%
Total relationship based noncore funding	938,115	4.3%	792,168	3.8%
Wholesale funding:
Brokered deposits	478,163	2.2%	588,861	2.8%
Brokered time deposits	1,683,587	7.6%	1,083,646	5.2%
Federal Home Loan Bank advances	1,960,062	8.9%	1,443,589	6.9%
Subordinated debt and other funding	464,144	2.2%	485,130	2.4%
Total wholesale funding	4,585,956	20.9%	3,601,226	17.3%
Total noncore funding	5,524,071	25.2%	4,393,394	21.1%
Totals	$22,027,757	100.0%	$20,882,567	100.0%

(1)
The reciprocating categories consists of deposits we receive from a bank network (the Promontory network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the Promontory network.

As noted in the table above, our core funding as a percentage of total funding decreased from 78.9% at December 31, 2018 to 74.8% at June 30, 2019, primarily as a result of increased competition for core deposits in our markets and our need to fund the continued growth in our earning assets.

When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall noncore funding reliance and on brokered deposit exposure specifically. Both our overall reliance on noncore funding and exposure to brokered deposits were within those policy limitations as of June 30, 2019.

Our funding policies impose limits on the amount of noncore funding we can utilize based on the noncore funding dependency ratio which is calculated pursuant to regulatory guidelines. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our funding sources back into compliance with our core funding ratios. At June 30, 2019 and December 31, 2018, we were in compliance with our core funding policies. Though growing our core deposit base is a key strategic objective of our firm, our current growth plans contemplate that we may increase our noncore funding amounts from current levels, but we do not currently anticipate that such increases will exceed our internal policies.

The amount of time deposits as of June 30, 2019 amounted to $4.3 billion.  The following table shows our time deposits in denominations of $100,000 and less and in denominations greater than $100,000 by category based on time remaining until maturity and the weighted average rate for each category as of June 30, 2019 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$604,614	2.14%
Over three but less than six months	650,105	2.32%
Over six but less than twelve months	666,541	2.36%
Over twelve months	380,332	2.42%
	$2,301,592	2.30%
Denominations $100,000 and greater
Three months or less	$388,007	2.01%
Over three but less than six months	297,308	2.10%
Over six but less than twelve months	643,373	2.26%
Over twelve months	648,577	2.64%
	$1,977,265	2.31%
Totals	$4,278,857	2.31%

Subordinated debt and other borrowings.  We have established, or through acquisition acquired, a number of statutory business trusts which were established to issue 30-year trust preferred securities and related junior subordinated debt instruments and certain other subordinated debt agreements. These securities qualify as Tier 2 capital subject to annual phase outs beginning five years from maturity. We also have a $75.0 million revolving credit facility which had no amounts outstanding as of June 30, 2019. We amended this credit facility on April 24, 2019 to, among other things, extend the maturity date to April 24, 2020, reduce the applicable margin calculation related to interest rates paid on borrowings thereunder and change the unused line fee from 0.35% to 0.30%. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at June 30, 2019	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	5.21%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	3.72%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	3.97%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	5.26%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	5.85%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	5.45%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	5.00%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	4.02%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	5.43%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	3.90%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	4.31%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	3.82%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed (2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (3)
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed (4)
BNC Subordinated Note	October 15, 2013	October 15, 2023	8,840	7.44%	30-day LIBOR + 5.00% (5)

Other Borrowings
Revolving credit facility (6)	April 25, 2019	April 24, 2020	—	3.94%	30-day LIBOR + 1.50%

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at June 30, 2019	Coupon Structure

Debt issuance costs and fair value adjustments			(7,691)
Total subordinated debt and other borrowings			$464,144

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
(6) Borrowing capacity on the revolving credit facility is $75.0 million. At June 30, 2019, there were no amounts outstanding under this facility. An unused fee of 0.30% is assessed on the average daily unused amount of the loan.

Capital Resources. At June 30, 2019 and December 31, 2018, our shareholders' equity amounted to $4.2 billion and $4.0 billion, respectively, an increase of approximately $200 million. The increase is primarily attributable to increases in our net income and our other comprehensive income and has been reduced by $37.4 million in 2019 related to shares repurchased pursuant to the share repurchase program authorized by our board of directors in November 2018.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $608.9 million at June 30, 2019.  During the three and six months ended June 30, 2019, our bank paid dividends of $39.6 million and $78.7 million, respectively, to us which is within the limits allowed by the TDFI.

During the three and six months ended June 30, 2019, we paid $12.4 million and $25.0 million, respectively, in dividends to our common shareholders. On July 16, 2019, our board of directors declared a $0.16 per share quarterly cash dividend to common shareholders which should approximate $12.5 million in aggregate dividend payments that are expected to be paid on Aug. 30, 2019 to common shareholders of record as of the close of business on Aug. 2, 2019. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to us.

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

Estimated % Change in Net Interest Income Over 12 Months
June 30, 2019
Instantaneous Rate Change
100 bps increase	2.2%
200 bps increase	4.2%
100 bps decrease	(2.1%)

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

At June 30, 2019, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy. The board has suspended the requirement to model the down 300 and 400 bps scenario while 10 year maturity Treasury rates are below 3.0%, which was the case as of June 30, 2019.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At June 30, 2019, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

June 30, 2019
Instantaneous Rate Change
100 bps increase	(2.4%)
200 bps increase	(8.1%)
100 bps decrease	0.5%

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

At June 30, 2019, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy. The board has suspended the requirement to model the down 300 and 400 bps scenario while 10 year maturity Treasury rates are below 3.0%, which was the case as of June 30, 2019.

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

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers two decreases in short-term interest rates throughout the remainder of 2019. Our "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At June 30, 2019, we were in compliance with our liquidity coverage ratio.

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

In addition, our bank is a member of the FHLB Cincinnati.  As a result, our bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which support our funding needs. Under the borrowing agreements with the FHLB Cincinnati, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on its ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity with the FHLB Cincinnati. At June 30, 2019, we estimate we had $2.1 billion in borrowing capacity with the FHLB Cincinnati.  However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati. At June 30, 2019, our bank had received advances from the FHLB Cincinnati totaling $2.0 billion. At June 30, 2019, the scheduled maturities of Pinnacle Bank's FHLB Cincinnati advances and interest rates are as follows (in thousands):

Scheduled Maturities	Amount	Interest Rates (1)
2019	$197,500	1.68%
2020	522,546	2.07%
2021	223,750	2.26%
2022	41,250	2.85%
2023	—	0.00%
Thereafter	975,016	2.14%
Total	$1,960,062
Weighted average interest rate		2.10%

(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future.  The table reflects rates in effect as of June 30, 2019.

Pinnacle Bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $170.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month of borrowing. We had no outstanding borrowings at June 30, 2019 under these agreements. Our bank also had approximately $3.6 billion in available Federal Reserve discount window lines of credit at June 30, 2019.

At June 30, 2019, excluding reciprocating time and money market deposits issued through the Promontory Network, we had $2.2 billion of brokered deposits. Historically, we have issued brokered certificates of deposit through several different brokerage houses based on competitive bid.

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

At June 30, 2019, we had no individually significant commitments for capital expenditures. But, we believe the number of our locations, including non-branch locations, will increase over an extended period time across our footprint. In future periods, these expansions may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. Additionally, we expect we will continue to incur costs associated with technology improvements to enhance the infrastructure of our firm.

Equipment and occupancy expenses for the three and six months ended June 30, 2019 increased $5.6 million and $7.2 million, respectively, to $23.8 million and $43.2 million, respectively, as compared to the same periods in the prior year. Included in the increase was a non-recurring $3.2 million non-cash impairment charge incurred during the second quarter of 2019 related to the proposed consolidation of five offices across our footprint.

Off-Balance Sheet Arrangements.  At June 30, 2019, we had outstanding standby letters of credit of $198.9 million and unfunded loan commitments outstanding of $7.6 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or, on a short-term basis, to borrow and purchase Federal funds from other financial institutions.

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

Recently Adopted Accounting Pronouncements

See "Part I - Item 1. Consolidated Financial Statements - Note. 1 Summary of Significant Accounting Policies" of this Report for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 37 through 58 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
Pinnacle Financial carried out an evaluation, under the supervision and with the participation of its management, including its Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the
Chief Executive Officer and Chief Financial Officer concluded that Pinnacle Financial's disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that the information required to be disclosed by Pinnacle Financial in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to Pinnacle Financial's management (including the Principal Executive Officer and Principal Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed , summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls

Other than as described below in regards to our remediation of the material weakness identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-(f)) occurred during fiscal quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation of Material Weakness

The Company has addressed the underlying causes of the above-described material weakness and developed additional automated controls to enhance the control structure that existed as of December 31, 2018. The enhanced internal controls over this area have been in operation for a sufficient period of time and the Company’s management has concluded that the material weakness has been fully remediated.

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

Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which could ultimately affect our results of operations and financial condition. A decline in the market value of our assets may limit our ability to borrow additional funds. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses. Following changes in the general level of interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase (in a rising rate environment) or maintain or minimize the decline in (in a falling rate environment) our loan offering rates, minimize increases on our deposit rates in a rising rate environment or promptly reduce the rates we pay on deposits in a falling rate environment, and maintain an acceptable level and mix of funding. Although we have implemented strategies we believe will reduce the potential effects of changes in interest rates on our net interest income, these strategies may not always be successful, and, in the case of certain hedging strategies, could materially and adversely impact our results of operations if short term interest rates move in a direction that is different than the direction we anticipated at the time we initiated the strategy. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan origination volume, liquidity, and overall profitability. We cannot assure you that we can minimize our interest rate risk.

Over the last few years, short-term interest rates have increased, but the Board of Governors of the Federal Reserve System announced on July 31, 2019 that it was reducing the benchmark federal funds rate by 0.25%. Because of significant competitive pressures in our markets and the negative impact of these pressures on our deposit and loan pricing, our net interest margin is likely to be negatively impacted by this rate cut and additional rate cuts may further negatively impact our net interest margin. Though we instituted initiatives during the second quarter of 2019 in an effort to counteract the possible pressure on our net interest margin in a falling rate environment, such as purchasing a loan interest rate floor, unwinding fixed-to-floating loan interest rate swaps and repositioning a portion of our investment securities portfolio, those efforts are not likely to fully mitigate the adverse impact of a decline in short-term interest rates in 2019. An important component of our ability to mitigate pressures of a down rate environment will be our ability to reduce the rates we pay on deposits, including core deposits. If we are unable to reduce these rates, because of competitive pricing pressures in our markets or otherwise, our net interest margin will be negatively impacted. In addition, as our growth in earnings assets has outpaced growth in our core deposits in recent quarters, we have had to increase our reliance on noncore funding. These funding sources may be more rate sensitive than our core depositors, and, accordingly, we may be limited in our ability to reduce the rates we pay on these funds while maintaining on-balance sheet liquidity levels consistent with our policies, which would negatively impact our net interest margin.

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing characteristics, and balances of the different types of our interest-earning assets and interest-bearing liabilities. Interest rate risk management techniques are not exact. As discussed above, in the second quarter of 2019, we repositioned a portion of our investment securities portfolio in an effort to better position our balance sheet for potential reductions in short-term rates. We employ the use of models and modeling techniques to quantify the levels of risks to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While we strive to ensure the accuracy of our modeled interest rate risk profile, there are inherent limitations and imprecisions in this determination and actual results may differ.

We have entered into certain hedging transactions including interest rate swaps and interest rate floors, which are designed to lessen elements of our interest rate exposure. In addition, we have utilized fixed-to-floating rate cash flow hedges to manage interest rate exposure for our wholesale borrowings portfolio. This hedging strategy converted the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and was used in an effort to protect us from floating interest rate variability in a rising rate environment. In the second quarter of 2019 as it became more likely that short-term interest rates would decline over the remainder of 2019, we, among other actions, unwound our fixed-to-floating rate swaps and purchased an interest rate floor in an effort to better position our balance sheet for a falling rate environment. In the event that interest rates do not change in the manner that we anticipate at the times we institute our hedging strategies or at the pace that we anticipated, such transactions may materially and adversely affect our results of operations.

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses.

We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors and new home builders. These industries experienced adversity during 2008 through 2010 as a result of sluggish economic conditions, and, as a result, an increased level of borrowers in these industries were unable to perform under their loan agreements with us, or suffered loan downgrades which negatively impacted our results of operations. If the economic environment in our markets weakens in the second half of 2019 or beyond, these industry or other concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our results of operations and financial condition.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At June 30, 2019, our commercial and industrial loans accounted for approximately 30.8% of our total loans. Additionally, approximately 34.6% of our commercial real-estate mortgage loans at June 30, 2019 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses’ real estate. We expect to seek to expand the amount of these two types of loans in our portfolio during the remainder of 2019. During periods of lower economic growth or challenging economic periods, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

As a result of our recent acquisitions and our organic growth in our legacy markets as well as our revaluation of deferred tax assets and recognized investment securities losses following the passage of the Tax Cuts and Jobs Act during the fourth quarter of 2017, our level of commercial real estate loans increased markedly from approximately 190% of Pinnacle Bank's total risk-based capital as of December 31, 2014 to approximately 278% of Pinnacle Bank's total risk-based capital as of December 31, 2018. The level of these loans as a percentage of our total risk-based capital continued to increase during the first six months of 2019 and represented approximately 289% of Pinnacle Bank's total risk-based capital at June 30, 2019. If our level of commercial real estate loans were to exceed regulatory guidelines (as was the case during the first half of 2018), our ability to grow our loan portfolio in line with our targets may be negatively impacted if we don’t increase our capital levels and it may be more difficult to secure any required regulatory approvals necessary to execute on our expansion strategy without increasing our capital levels.

The percentage of real estate construction and development loans in our loan portfolio was approximately 11.3% of total loans at June 30, 2019 and approximately 83% of Pinnacle Bank's total risk-based capital. These loans make up approximately 3.1% of our non-performing loans at June 30, 2019. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Real estate industry pricing dynamics in the geographical markets in which we operate can vary from year to year, and with respect to construction, can vary between project funding and project completion. Asset values to which we underwrite loans can fluctuate from year to year and impact collateral values and the ability of our borrowers to repay their loans. Like regulatory guidelines on commercial real estate loans, federal regulators have issued guidance that imposes additional restrictions on banks with construction and development loans in excess of 100% of total risk-based capital. If our level of these loans was to exceed these guidelines, our ability to make additional loans in this segment would be limited.

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

Our ability to grow our loan portfolio may be limited by, among other things, economic conditions, competition within our market areas, the timing of loan repayments, our ability to grow our core deposits, our ability to hire experienced bankers and seasonality.

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

Our ability to grow our loan portfolio is also dependent on our ability to fund loan growth. We primarily seek to fund our loan growth through stable, core deposits, but at times our ability to attract core deposits may be limited by competitive pressures in our markets and our business model that focuses principally on serving small to medium-sized businesses and their owners rather than a broad retail distribution strategy. Larger banks, with a more developed retail footprint, are better able to attract lower-cost retail deposits than we can, which at times causes us to utilize a larger percentage of noncore funding to fund our loan growth. If we are unable to attract core deposits at sufficient levels to fund our loan growth and our percentage of noncore funding rises to levels that approach our policy limits, we may need to modify our growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow for us to return to an acceptable level of noncore funding within a reasonable amount of time, any one of which actions could adversely affect our results of operations, particularly during periods of time when our net interest margin is experiencing compression. Moreover, loan growth throughout the year can fluctuate due in part to seasonality of the businesses of our borrowers and potential borrowers and the timing on loan repayments, particularly those of our borrowers with significant relationships with us, resulting from, among other things, excess levels of liquidity.

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

•a decrease in deposit balances or the demand for loans and other products and services we offer;

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

Although economic conditions have strengthened in most of our markets in recent periods and we have focused our efforts on growing our earning assets, we believe that it is possible we will continue to experience an uncertain and volatile economic environment during 2019, including as a result of political uncertainties that led to the shutdown of the federal government in January 2019 and which may contribute to similar shutdowns in the future, prolonged international trade disputes and those surrounding the presidential election in 2020. There can be no assurance that these conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect our business, financial condition, and results of operations.

In addition, over the last several years, including beginning on December 22, 2018, the federal government has shut down periodically, in some cases for prolonged periods. It is possible that the federal government may shut down again in the future. If a prolonged government shutdown occurs, it could significantly impact business and economic conditions generally or specifically in our principal markets, which could have a material adverse effect on our results of operations and financial condition.

Our operations are principally geographically concentrated in certain markets in the southeastern United States, and changes in local economic conditions impact our profitability.

A significant percentage of our borrowers are situated in various MSAs in Tennessee, North Carolina, South Carolina and Virginia in which we operate. Our success significantly depends upon the growth in population, income levels, deposits, employment levels and housing starts in our markets, along with the continued attraction of business ventures to these areas, and our profitability is impacted by the changes in general economic conditions in these markets and other markets in which collateral securing our loans is located. We cannot assure you that economic conditions, including loan demand, in these markets will not deteriorate during the remainder of 2019 or thereafter, and upon any deterioration, we may not be able to grow our loan portfolio in line with our expectations and the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively and materially impacted.

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

The objective of managing liquidity risk is to ensure that our cash flow requirements resulting from depositor, borrower and other creditor demands as well as our operating cash needs, are met, and that our cost of funding such requirements and needs is reasonable. We maintain an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, include procedures for managing and monitoring liquidity risk. Generally we rely on deposits, repayments of loans and cash flows from our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with Federal Home Loan Bank of Cincinnati (“FHLB Cincinnati”) advances, federal funds purchased and other sources of short-term and long-term borrowings, including subordinated indebtedness, to make loans, acquire investment securities and other assets and to fund continuing operations.

An inability to maintain or raise funds in amounts necessary to meet our liquidity needs could have a substantial negative effect, individually or collectively, on Pinnacle Financial's and Pinnacle Bank's liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation or any other decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets, cause our regulators to criticize our operations and have a material adverse effect on our results of operations or financial condition.

Deposit levels may be affected by a number of factors, including demands by customers, rates paid by competitors (particularly as it relates to brokered deposits and other noncore deposits), general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB Cincinnati advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets. As our reliance on non-core funding (particularly brokered time deposits) has increased in the first half of 2019, our liquidity risk has similarly increased.

These noncore funding sources can be more rate sensitive than core deposits, and the availability of these noncore funding sources is subject to broad economic conditions, in some instances regulation, and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. We have somewhat similar risks to the extent high balance core deposits exceed the amount of deposit insurance coverage available.

In the event that our funding strategies call for the use of brokered deposits, there can be no assurance that such sources will be available, or will remain available, or that the cost of such funding sources will be reasonable, or that we will be able to offer competitive rates to retain these deposits upon their maturity (particularly in a down rate environment). Additionally, should we no longer be considered well-capitalized, our ability to access new brokered deposits or retain existing brokered deposits could be affected by market conditions, regulatory requirements or a combination thereof, which could result in most, if not all, brokered deposit sources being unavailable. The inability to utilize brokered deposits as a source of funding could have an adverse effect on our results of operations, financial condition and liquidity.

We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds and brokered deposits described above will be used to augment our primary funding sources. If we are unable to access any of these secondary funding sources when needed, or retain these funding sources upon maturity, we might be unable to meet our customers’ or creditors’ needs, which would adversely affect our financial condition, results of operations, and liquidity.

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

We monitor the financial position of the various issuers of investment securities in our portfolio, including each of the state and local governments and other political subdivisions where we have exposure. To the extent we have securities in our portfolio from issuers who have experienced a deterioration of financial condition, or who may experience future deterioration of financial condition, the value of such securities may decline and could result in an other-than-temporary impairment charge, which could have an adverse effect on our financial condition, results of operations and liquidity.

In addition, from time to time we may restructure portions of our investment securities portfolio as part of our asset liability management strategies, and may incur losses, which may be material, in connection with any such restructuring.

A new accounting standard may require us to increase our ALLL and could have a material adverse effect on our financial condition and results of operations.

The FASB has adopted a new accounting standard that is expected to be effective for Pinnacle Bank beginning January 1, 2020. This standard, referred to as current expected credit loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses through provision for loan losses. This will change the current method of provisioning for loan losses that are probable, which will likely require us to increase our allowance for loan losses, and is likely to increase the types of data we would need to collect and review to determine the appropriate level of our allowance for loan losses. In addition, this change may result in more volatility in the level of our allowance for loan losses. An increase, to the extent material, in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses could have a material adverse effect on our capital levels, financial condition and results of operations. A reduction in our capital levels could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities if we are unable to satisfactorily raise additional capital.

A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At June 30, 2019, our goodwill and other identifiable intangible assets totaled approximately $1.9 billion. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would adversely impact the capacity of Pinnacle Bank to pay dividends to Pinnacle Financial without seeking prior regulatory approval, which could adversely affect Pinnacle Financial’s ability to pay required interest payments on its outstanding indebtedness or to continue to pay dividends to its shareholders.

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

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided; recognize significant impairment on goodwill and other intangible asset balances; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. For a discussion of our critical accounting policies, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” included in the 2018 10-K.

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

At June 30, 2019, approximately 35% of our total loan portfolio was indexed to 30-day, 90-day, 180-day and one-year LIBOR. Many of our loan agreements that are indexed to LIBOR include provisions that do not require us to default to any alternative index recommendations but instead allow us, in our sole discretion, to designate an alternative interest rate index in the event that LIBOR should become unavailable or unstable. While we believe these provisions within our loan agreements address the potential future unavailability of LIBOR, there can be no assurance that such provisions will be effective or will not be challenged by our borrowers.

BHG’s results of operations have become a larger portion of our results of operations in 2019, and challenges in BHG’s business that negatively affect its results would now more significantly impact our results than in 2018.

Pinnacle Financial and Pinnacle Bank collectively hold a 49% interest in BHG. While we have a significant stake in BHG, are entitled to designate two members of BHG’s five person board of managers and in some instances have protective rights to block BHG from engaging in certain activities, including, until March 1, 2020, a sale of BHG (following March 1, 2020, the other managers can approve a sale of BHG without our consent), the other managers and members of BHG may make most decisions regarding BHG’s and its subsidiaries’ operations without our consent or approval. Any sale of all or a portion of our interest in BHG would adversely affect our recurring noninterest income. Moreover, there are certain limitations on our ability to sell our interest in BHG without first offering BHG and the other members a right of first refusal, and we are prohibited from transferring any portion of our interest without the consent of the other members of BHG prior to March 1, 2021, other than transfers in connection with an acquisition of Pinnacle Financial or Pinnacle Bank or as a result of a change in applicable law that forces Pinnacle Financial and/or Pinnacle Bank to divest Pinnacle Financial’s or Pinnacle Bank’s ownership interests in BHG.

A significant portion of BHG’s revenue (and correspondingly our interest in any of BHG’s net profits) comes from the sale of loans originated by BHG to community banks. BHG, and its subsidiaries, also retain loans that they originate on their balance sheet and earn interest income on those loans. Recently, BHG has been retaining more of the loans that it originates on its balance sheet. This practice requires more external funding of BHG’s business than the historical practice of routinely selling loans to other financial institutions and will likely increase BHG’s funding costs. It also increases BHG’s exposure to credit losses in its portfolio, which losses could materially and adversely impact BHG’s results of operations and Pinnacle Financial’s and Pinnacle Bank’s interest in BHG’s net profits.

Future contributions to our earnings from BHG and its subsidiaries will require that they continue to grow their business and increase the amount of loans that they are able to originate and sell, if not retained on BHG’s or a subsidiary’s balance sheet. In the event that BHG’s loan growth slows over historical levels or its loan sales decrease (including but not limited to as a result of regulatory restrictions on banks that are the principal purchasers of BHG’s loans), its results of operations and our noninterest income would be adversely affected. BHG currently operates in most states without the need for a permit or any other license as its loans are principally commercial, business purpose loans that don’t trigger the need for licensure. In the event that BHG or its subsidiaries were required to register or become licensed in any state in which they operate, including as a result of their expanding into consumer lending or expanding into other lending areas like patient financing, or regulations are adopted that seek to limit BHG’s or its subsidiaries’ ability to operate in any jurisdiction or that seek to limit the amounts of interest that BHG can charge on its loans, BHG’s results of operations (and Pinnacle Financial’s and Pinnacle Bank’s interest in BHG’s net profits) could be materially and adversely affected.

Recently, BHG has expanded its operations to include commercial lending to other professional service firms like attorneys, accountants and others. Through subsidiaries that it owns, it also has expanded into patient financing, which involves making loans to individuals to finance medical expenses, particularly those where patients have high deductible health plans. BHG may further expand its business into other types of lending, which may not be as profitable as BHG’s current lending products or successful at all. These new product lines may involve more risk than BHG’s historical business and BHG’s loss rates may increase when compared to historical levels. Moreover, BHG and its subsidiaries will likely face greater regulatory scrutiny in certain of these lines of business that may increase BHG’s compliance costs and its risk of regulatory scrutiny. Failure to realize the expected revenue increases and/or other projected benefits from, and any increased compliance costs and regulatory scrutiny in connection with, any such expansion could have a negative impact on BHG’s business, which would negatively impact our interest in BHG’s profits.

BHG’s business is also subject to increased scrutiny by bank regulatory agencies as a result of our investment. The FDIC has published guidance related to the operation of marketplace lenders and banks’ business relationships with such lenders and other third parties in which banks are required to exercise increased oversight and ongoing monitoring and other responsibility for such third parties’ compliance with applicable regulatory guidance and requirements. As a result, we are subject to enhanced responsibility for and risk related to BHG and our relationship with it. BHG’s compliance costs have increased since our investment and are likely to continue to increase, including as a result of its new product lines, and its loan yields may be negatively impacted, which would negatively impact its results of operations and Pinnacle Financial’s and Pinnacle Bank’s interest in BHG’s net profits. If banks that are examined by the FDIC became restricted in their ability to buy loans originated by BHG, BHG’s business would be negatively impacted, which would negatively impact our interest in BHG’s profits.

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

Tier 2 capital generally consists of perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying subordinated debt, qualifying mandatorily convertible debt securities, and a limited amount of loan loss reserves. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets at that date, trust preferred securities issued prior to that date, continue to count as Tier 1 capital subject to certain limitations. Following the merger with BNC and as a result of that merger, our total assets were in excess of $15.0 billion which caused the subordinated debentures we and BNC issued related to trust preferred offerings to cease to qualify as Tier 1 capital under applicable banking regulations. Though these securities no longer qualify as Tier 1 capital, we believe these subordinated debentures continue to qualify as Tier 2 capital. Subordinated notes we, and entities we have acquired, have previously issued also qualify as Tier 2 capital subject to certain limitations. Under applicable regulatory guidelines, beginning on the fifth year from the maturity date of a Tier 2 capital instrument, the portion of the instrument that is able to be counted as Tier 2 capital is reduced on a pro rata basis over that five-year period. We may need to increase the level of Tier 1 capital we maintain through issuance of common stock or noncumulative perpetual preferred stock, which could cause dilution to our existing common shareholders. Similarly, as existing Tier 2 capital instruments approach maturity, we may seek to refinance those instruments or issue or incur additional indebtedness to support our and Pinnacle Bank’s capital levels.

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

Federal and state bank regulators require Pinnacle Financial and Pinnacle Bank to maintain adequate levels of capital to support operations. At June 30, 2019, Pinnacle Bank’s regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. Growth in assets (either organically or as a result of acquisitions) at rates in excess of the rate at which our capital is increased through retained earnings will reduce our capital ratios unless we continue to increase capital. Failure by us to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities.

We may need to raise additional capital (including through the issuance of common stock or additional Tier 2 capital instruments) in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs or in connection with our growth or as a result of deterioration in our asset quality. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by negative perceptions of our business or prospects, changes in the capital markets and deteriorating economic and market conditions. Pinnacle Bank is required to obtain regulatory approval in order to pay dividends to Pinnacle Financial unless the amount of such dividends does not exceed its net income for that calendar year plus retained net income for the preceding two years. Any restriction on the ability of Pinnacle Bank to pay dividends to Pinnacle Financial could impact Pinnacle Financial’s ability to continue to pay dividends on its common stock or its ability to pay interest on its indebtedness.

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

We had $643.7 million in general, hybrid and separate account BOLI contracts at June 30, 2019. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable. However, if we needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. We are also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by us at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. Investing in BOLI exposes us to liquidity, credit and interest rate risk, which could adversely affect our results of operations, financial condition and liquidity.

Our acquisitions and future expansion may result in additional risks.

From 2015 through 2017, we completed the acquisitions of CapitalMark, Magna, Avenue and BNC. We expect to continue to consider and explore opportunities to expand in our current markets and in select primarily high-growth markets located outside of Tennessee in the southern portion of the United States through additional branches and also may consider expansion within these markets through additional acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including:

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

Regulatory and economic factors. Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure or inability to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering into or expanding in our other markets or allow competitors to gain or retain market share in our existing markets.

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

•	our ability to finance (or increase capital levels in connection with) an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction and integration of an acquired company’s operations with ours;

•	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;

•	entry into new markets where we have limited or no direct prior experience;

•	closing delays and increased expenses related to the resolution of lawsuits filed by our shareholders or shareholders of companies we may seek to acquire;

•	the inability to receive regulatory approvals timely or at all, including as a result of community objections, or such approvals being restrictively conditional; and

•	risks associated with integrating the operations, technologies and personnel of the acquired business.

Though we expect to remain principally focused on organically growing our business in our existing markets during the remainder of 2019, we nonetheless may have opportunities to evaluate merger and acquisition opportunities that are presented to us in our current markets as well as other markets throughout the southern portion of the United States and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities and related capital raising transactions may occur at any time. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and fully diluted earnings per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

As cyber threats continue to evolve, we may be required to expend significant, additional resources to continue to modify or enhance our protective measures, investigate and remediate any information security vulnerabilities, or respond to any changes to state or federal regulations, policy statements or laws concerning information systems or security. Any failure to maintain adequate security over our information systems, our technology-driven products and services or our customers’ personal and transactional information could negatively affect our business and our reputation and result in fines, penalties, or other costs, including litigation expense and/or additional compliance costs, all of which could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, the public perception that a cyber attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

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

We have assembled a senior management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth that we have experienced in recent years (and that we are seeking during the remainder of 2019 and beyond) was the result not of strong loan demand but rather of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. We are deploying a similar hiring strategy in the Carolinas and Virginia. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we have to pay to hire and retain these experienced individuals could cause our noninterest expense levels to rise and negatively impact our results of operations.

Many of our key associates, and those we seek to hire, are experienced bankers who have been engaged in the business of commercial banking for a significant period of time. While we believe this model of hiring has contributed to our success, we face risks associated with this older workforce. Our healthcare costs may exceed those of our peers on account of our older associate base. Additionally, as a number of our long-term employees approach retirement age, our ability to successfully plan for the transition of those associates’ clients to other associates becomes more important to our future success. If we are unable to successfully manage such transitions, our relationships with our clients may be negatively impacted and our results of operations may be negatively affected.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and financial stability of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to various counterparties, including brokers and dealers, commercial and correspondent banks, and others including those with whom we have implemented our hedging strategies. As a result, defaults by, or rumors or questions about, one or more financial services institutions, or the financial services industry generally, may result in market-wide liquidity problems and could lead to losses or defaults by such other institutions. Such occurrences could expose us to credit risk in the event of default of one or more counterparties and could have a material adverse effect on our financial position, results of operations and liquidity.

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

Under federal law, Pinnacle Financial is required to act as a source of financial and managerial strength to Pinnacle Bank, and to commit resources to support Pinnacle Bank if necessary. Pinnacle Financial may be required to commit additional resources to Pinnacle Bank at times when Pinnacle Financial may not be in a financial position to provide such resources or when it may not be in Pinnacle Financial’s, or its shareholders’ or its creditors’ best interests to do so. Providing such support is more likely during times of financial stress for Pinnacle Financial and Pinnacle Bank, which may make any capital Pinnacle Financial is required to raise to provide such support more expensive or dilutive than it might otherwise be. In addition, any capital loans Pinnacle Financial makes to Pinnacle Bank are subordinate in right of payment to depositors and to certain other indebtedness of Pinnacle Bank. In the event of Pinnacle Financial’s bankruptcy, any commitment by it to a federal banking regulator to maintain the capital of Pinnacle Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

The trading price of our common stock may fluctuate as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•actual or anticipated quarterly fluctuations in our results of operations and financial condition;
•changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
•failure to meet analysts’ revenue or earnings estimates;
•speculation in the press or investment community;
•strategic actions by us or our competitors;
•actions by institutional shareholders;
•fluctuations in the stock price and operating results of our competitors;
•general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	market perceptions about the innovation economy, including levels of funding or "exit" activities of companies in the industries we serve;
•proposed or adopted regulatory changes or developments;
•changes in the political climate;
•market reactions to social media messages or posts;
•anticipated or pending investigations, proceedings or litigation that involve or affect us; and
•domestic and international economic factors unrelated to our performance.

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

We may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock, including in connection with acquisitions. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions (as we did in connection with our acquisition of BNC and our other recent acquisitions) or investments in fee-related or other businesses (as we did with BHG), which could also dilute shareholder ownership.

Holders of Pinnacle Financial’s junior subordinated debentures have rights that are senior to those of Pinnacle Financial’s shareholders.

At June 30, 2019, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $133.0 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by Pinnacle Financial, and the accompanying subordinated debentures are senior to shares of Pinnacle Financial’s common stock. As a result, Pinnacle Financial must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on common stock and, in the event of Pinnacle Financial’s bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial’s common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock.

Pinnacle Financial and Pinnacle Bank have issued subordinated indebtedness the holders of which have rights that are senior to those of Pinnacle Financial’s common shareholders.

From time to time, Pinnacle Financial and Pinnacle Bank have issued, and in connection with the Avenue merger and BNC merger, assumed, subordinated notes. At June 30, 2019, Pinnacle Financial and Pinnacle Bank had an aggregate of $338.8 million of subordinated notes outstanding, not including the subordinated debentures issued in connection with our trust preferred securities. The terms of these notes prohibit or will prohibit Pinnacle Financial or Pinnacle Bank, as applicable, from declaring or paying any dividends or distributions on its common stock at any time when payment of interest on these notes has not been timely made and while any such accrued and unpaid interest remains unpaid. Moreover, the notes we have issued or assumed rank senior to shares of Pinnacle Financial’s common stock and Pinnacle Bank’s subordinated indebtedness is structurally senior to the rights of the holders of Pinnacle Financial’s common stock. In the event of any bankruptcy, dissolution or liquidation of Pinnacle Financial, these notes, along with Pinnacle Financial’s other indebtedness, would have to be repaid before Pinnacle Financial’s shareholders would be entitled to receive any of the assets of Pinnacle Financial.

Pinnacle Financial or Pinnacle Bank may from time to time issue additional subordinated indebtedness that would have to be repaid before Pinnacle Financial’s shareholders would be entitled to receive any of the assets of Pinnacle Financial or Pinnacle Bank.

We identified a material weakness in our internal controls over financial reporting as of December 31, 2018 and determined that our disclosure controls and procedures were not effective at December 31, 2018 and March 31, 2019. Though we believe we have remediated this material weakness as of June 30, 2019, we may be unable to develop, implement and maintain effective internal control over financial reporting and disclosure controls and procedures in future periods.

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

Based on management’s assessment, we concluded that as of December 31, 2018 we had a material weakness in our internal control over financial reporting that contributed to our disclosure controls and procedures not being effective as of that date or as of March 31, 2019. The specific issues leading to these conclusions are described in Part II - Item 9A. “Controls and Procedures” of the 2018 10-K and in “Management’s Report on Internal Control over Financial Reporting” appearing elsewhere in the 2018 10-K. Item 4 above and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 provides additional information regarding our remediation of this material weakness and the status of our disclosure controls and internal control over financial reporting as of June 30, 2019.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. The material weakness identified in Item 4 below did not result in any material misstatement in our consolidated financial statements and we have remediated the material weaknesses and related disclosure controls. However, if the remedial measures we have implemented are insufficient, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements. Any material misstatements could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

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

We and/or the holders of certain types of our securities could be adversely affected by unfavorable ratings from rating agencies.

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

Our amended and restated charter, as amended, and bylaws, as amended, contain various provisions that could have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control of Pinnacle Financial. These provisions include:

•a provision requiring our board of directors to take into account specific factors when considering an acquisition proposal;

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended June 30, 2019.

Period	Total Number of Shares Repurchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	116,161	$56.48	113,789	42,859,000
May 1, 2019 to May 31, 2019	18,319	55.59	17,099	41,910,000
June 1, 2019 to June 30, 2019	11,198	56.37	—	41,910,000
Total	145,678	$56.35	130,888	41,910,000
______________________

(1)
During the quarter ended June 30, 2019, 51,063 shares of restricted stock previously awarded to certain of the participants in our equity incentive plans vested. We withheld 14,790 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

(2)
On November 13, 2018, Pinnacle Financial announced that its board of directors authorized a share repurchase program for up to $100.0 million of Pinnacle Financial’s outstanding common stock. The repurchase program is scheduled to expire upon the earlier of Pinnacle Financial’s repurchase of shares of its common stock having an aggregate purchase price of $100.0 million and December 31, 2019. Pinnacle Financial repurchased 130,888 shares and 674,473 shares, respectively, of its common stock at an aggregate cost of $7.4 million and $37.4 million, respectively, in the three and six months ended June 30, 2019. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase program does not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements.

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

10.2	Sixth Amendment to Loan Agreement dated as of July 1, 2019 by and between U.S. Bank National Association and Pinnacle Financial Partners, Inc.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

August 2, 2019	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

August 2, 2019	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer