Form 10-Q
period 2019-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2019-11-01
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 31, 2019 there were 76,565,438 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2019

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:  (i) deterioration in the financial condition of borrowers of Pinnacle Bank or BHG resulting in significant increases in loan losses and provisions for those losses or, in the case of BHG, substitutions; (ii) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to lower rates it pays on deposits; (iii) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the historical growth rate of its, or such entities', loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of compression to net interest margin; (vii) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina and Virginia,  particularly in commercial and residential real estate markets; (viii) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to lower deposit rates with the speed and at the levels desired in connection with the declining short-term rate environment currently contemplated, or that affect the yield curve; (ix) the results of regulatory examinations; (x) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xi) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xii) BHG's ability to profitably grow its business and successfully execute on its business plans; (xiii) risks of expansion into new geographic or product markets; (xiv) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or the intangible assets; (xv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xvi) the ability of Pinnacle Financial to implement its branch consolidation strategy on the timelines, and at the costs, presently contemplated; (xvii) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xviii) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Financial's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xix) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xx) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Financial contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxi) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients;  (xxii) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company if not prohibited from doing so by Pinnacle Financial or Pinnacle Bank; (xxiii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxiv) risks associated with the possible shutdown of the United States federal government, including adverse effects on the national or local economies and adverse effects resulting from a shutdown of the U.S. Small Business Administration's SBA loan program; (xxv) the availability of and access to capital; (xxvi) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions; and (xxvii) general competitive, economic, political and market conditions. Additional factors which could affect the forward looking statements can be found in Pinnacle Financial's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC and available on the SEC's website at http://www.sec.gov. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30, 2019	December 31, 2018
ASSETS
Cash and noninterest-bearing due from banks	$197,660	$137,433
Restricted cash	157,544	65,491
Interest-bearing due from banks	553,124	516,920
Federal funds sold and other	11,975	1,848
Cash and cash equivalents	920,303	721,692

Securities available-for-sale, at fair value	3,393,435	3,083,686
Securities held-to-maturity (fair value of $202.8 million and $193.1 million at Sept. 30, 2019 and Dec. 31, 2018, respectively)	189,684	194,282
Consumer loans held-for-sale	73,042	34,196
Commercial loans held-for-sale	21,312	15,954

Loans	19,345,642	17,707,549
Less allowance for loan losses	(93,647)	(83,575)
Loans, net	19,251,995	17,623,974

Premises and equipment, net	274,983	265,560
Equity method investment	267,097	239,237
Accrued interest receivable	81,124	79,657
Goodwill	1,830,652	1,807,121
Core deposits and other intangible assets	39,349	46,161
Other real estate owned	30,049	15,165
Other assets	1,174,809	904,359
Total assets	$27,547,834	$25,031,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,702,155	$4,309,067
Interest-bearing	3,372,028	3,464,001
Savings and money market accounts	7,625,872	7,607,796
Time	4,300,622	3,468,243
Total deposits	20,000,677	18,849,107
Securities sold under agreements to repurchase	95,402	104,741
Federal Home Loan Bank advances	2,052,548	1,443,589
Subordinated debt and other borrowings	750,488	485,130
Accrued interest payable	36,836	23,586
Other liabilities	317,253	158,951
Total liabilities	23,253,204	21,065,104
Stockholders' equity:
Preferred stock, no par value; 10.0 million shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 180.0 million shares authorized at Sept. 30, 2019 and Dec. 31, 2018; 76.7 million and 77.5 million shares issued and outstanding at Sept. 30, 2019 and Dec. 31, 2018, respectively	76,736	77,484
Additional paid-in capital	3,070,235	3,107,431
Retained earnings	1,100,517	833,130
Accumulated other comprehensive income (loss), net of taxes	47,142	(52,105)
Total stockholders' equity	4,294,630	3,965,940
Total liabilities and stockholders' equity	$27,547,834	$25,031,044
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$247,147	$221,901	$714,179	$621,873
Securities:
Taxable	10,655	12,209	36,438	35,179
Tax-exempt	13,313	10,074	37,541	25,709
Federal funds sold and other	4,634	3,926	11,325	7,861
Total interest income	275,749	248,110	799,483	690,622

Interest expense:
Deposits	62,531	44,172	175,736	100,920
Securities sold under agreements to repurchase	152	165	439	438
Federal Home Loan Bank advances and other borrowings	17,260	14,353	51,338	43,137
Total interest expense	79,943	58,690	227,513	144,495
Net interest income	195,806	189,420	571,970	546,127
Provision for loan losses	8,260	8,725	22,639	25,058
Net interest income after provision for loan losses	187,546	180,695	549,331	521,069

Noninterest income:
Service charges on deposit accounts	10,193	9,972	27,675	26,333
Investment services	6,270	5,450	17,607	15,817
Insurance sales commissions	2,252	2,126	7,327	7,293
Gain on mortgage loans sold, net	7,402	3,902	18,291	11,423
Investment gains and losses on sales, net	417	11	(6,009)	41
Trust fees	3,593	3,087	10,349	9,768
Income from equity method investment	32,248	14,236	77,799	33,286
Other noninterest income	20,244	12,694	51,325	39,639
Total noninterest income	82,619	51,478	204,364	143,600

Noninterest expense:
Salaries and employee benefits	85,919	69,117	231,915	196,948
Equipment and occupancy	20,348	19,252	63,523	55,203
Other real estate expense, net	655	67	3,424	92
Marketing and other business development	2,723	3,293	8,953	8,084
Postage and supplies	1,766	1,654	5,737	5,984
Amortization of intangibles	2,430	2,616	7,012	7,973
Merger-related expense	—	—	—	8,259
Other noninterest expense	19,100	17,991	54,114	50,935
Total noninterest expense	132,941	113,990	374,678	333,478
Income before income taxes	137,224	118,183	379,017	331,191
Income tax expense	26,703	24,436	74,215	67,069
Net income	$110,521	$93,747	$304,802	$264,122
Per share information:
Basic net income per common share	$1.45	$1.22	$3.99	$3.42
Diluted net income per common share	$1.44	$1.21	$3.97	$3.41
Weighted average shares outstanding:
Basic	76,301,010	77,145,023	76,480,757	77,116,377
Diluted	76,556,309	77,490,977	76,761,167	77,442,554

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$110,521	$93,747	$304,802	$264,122
Other comprehensive income (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	25,259	(16,899)	87,153	(53,167)
Change in fair value of cash flow hedges, net of tax	494	783	6,584	3,453
Amortization of net unrealized losses (gains) on securities transferred from available-for-sale to held-to-maturity, net of tax	56	(10)	126	(103)
Net loss (gain) on cash flow hedges reclassified from other comprehensive income into net income, net of tax	1,129	(145)	946	(429)
Net loss (gain) on sale of investment securities reclassified from other comprehensive income into net income, net of tax	(308)	(8)	4,438	(30)
Total other comprehensive income (loss), net of tax	26,630	(16,279)	99,247	(50,276)
Total comprehensive income	$137,151	$77,468	$404,049	$213,846

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars and shares in thousands)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Stockholder's Equity
Balance at June 30, 2018	77,855	$77,855	$3,119,461	$667,594	$(38,233)	$3,826,677
Exercise of employee common stock options and related tax benefits	—	—	—	—	—	—
Common stock dividends paid ($0.14 per share)	—	—	—	(10,978)	—	(10,978)
Issuance of restricted common shares, net of forfeitures	22	22	(22)	—	—	—
Restricted shares withheld for taxes & related tax benefit	(10)	(10)	(619)	—	—	(629)
Compensation expense for restricted shares	—	—	4,503	—	—	4,503
Net income	—	—	—	93,747	—	93,747
Other comprehensive loss	—	—	—	—	(16,279)	(16,279)
Balance at September 30, 2018	77,867	$77,867	$3,123,323	$750,363	$(54,512)	$3,897,041

Balance at December 31, 2017	77,740	$77,740	$3,115,304	$519,144	$(4,236)	$3,707,952
Exercise of employee common stock options and related tax benefits	90	$90	$1,610	—	$—	$1,700
Common stock dividends paid ($0.14 per share)	—	—	—	(32,903)	—	(32,903)
Issuance of restricted common shares, net of forfeitures	141	141	(141)	—	—	—
Restricted shares withheld for taxes & related tax benefit	(104)	(104)	(6,704)	—	—	(6,808)
Compensation expense for restricted shares	—	—	13,254	—	—	13,254
Net income	—	—	—	264,122	—	264,122
Other comprehensive loss	—	—	—	—	(50,276)	(50,276)
Balance at September 30, 2018	77,867	$77,867	$3,123,323	$750,363	$(54,512)	$3,897,041

Balance at June 30, 2019	76,929	$76,929	$3,076,486	$1,002,434	$20,512	$4,176,361
Exercise of employee common stock options and related tax benefits	4	4	104	—	—	108
Common stock dividends paid ($0.16 per share)	—	—	—	(12,438)	—	(12,438)
Repurchase of common stock	(198)	(198)	(10,867)	—	—	(11,065)
Issuance of restricted common shares, net of forfeitures	10	10	(10)	—	—	—
Restricted shares withheld for taxes & related tax benefit	(9)	(9)	(496)	—	—	(505)
Compensation expense for restricted shares	—	—	5,018	—	—	5,018
Net income	—	—	—	110,521	—	110,521
Other comprehensive income	—	—	—	—	26,630	26,630
Balance at September 30, 2019	76,736	$76,736	$3,070,235	$1,100,517	$47,142	$4,294,630

Balance at December 31, 2018	77,484	$77,484	$3,107,431	$833,130	$(52,105)	$3,965,940
Exercise of employee common stock options and related tax benefits	10	10	237	—	—	247
Common stock dividends paid ($0.16 per share)	—	—	—	(37,415)	—	(37,415)
Repurchase of common stock	(873)	(873)	(47,616)	—	—	(48,489)
Issuance of restricted common shares, net of forfeitures	200	200	(200)	—	—	—
Restricted shares withheld for taxes & related tax benefit	(85)	(85)	(4,708)	—	—	(4,793)
Compensation expense for restricted shares	—	—	15,091	—	—	15,091
Net income	—	—	—	304,802	—	304,802
Other comprehensive income	—	—	—	—	99,247	99,247
Balance at September 30, 2019	76,736	$76,736	$3,070,235	$1,100,517	$47,142	$4,294,630

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2019	2018
Operating activities:
Net income	$304,802	$264,122
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	14,365	14,366
Depreciation, amortization and accretion expense (income)	4,365	(20,959)
Provision for loan losses	22,639	25,058
Gain on mortgage loans sold, net	(18,291)	(11,423)
Investment losses (gains) on sales, net	6,009	(41)
Stock-based compensation expense	15,091	13,254
Deferred tax expense	5,355	17,339
Losses (gains) on dispositions of other real estate and other investments	2,612	(259)
Income from equity method investment	(77,799)	(33,286)
Dividends received from equity method investment	49,940	33,651
Excess tax benefit from stock compensation	(832)	(2,953)
Gain on commercial loans sold, net	(2,841)	(1,985)
Commercial loans held for sale:
Loans originated	(315,454)	(226,551)
Loans sold	312,936	242,590
Consumer loans held for sale:
Loans originated	(1,001,377)	(941,991)
Loans sold	980,822	964,747
Increase in other assets	(79,462)	(31,805)
Increase in other liabilities	91,624	14,626
Net cash provided by operating activities	314,504	318,500
Investing activities:
Activities in securities available-for-sale:
Purchases	(1,039,225)	(1,023,876)
Sales	626,097	22,702
Maturities, prepayments and calls	253,350	243,678
Activities in securities held-to-maturity:
Purchases	(3,822)	—
Maturities, prepayments and calls	7,800	5,280
Increase in loans, net	(1,488,436)	(1,757,157)
Purchases of software, premises and equipment	(34,190)	(18,478)
Proceeds from sales of software, premises and equipment	66	458
Proceeds from sale of other real estate	4,947	13,204
Acquisitions, net of cash acquired	(44,594)	—
Purchase of bank owned life insurance policies	(110,000)	(100,000)
Proceeds from bank owned life insurance settlements	308	—
Payments related to derivative instruments	(37,982)	—
Increase in other investments	(43,260)	(47,687)
Net cash used in investing activities	(1,908,941)	(2,661,876)
Financing activities:
Net increase in deposits	1,152,021	1,957,566
Net decrease in securities sold under agreements to repurchase	(9,339)	(5,045)
Advances from Federal Home Loan Bank: Issuances	2,572,500	1,439,906
Advances from Federal Home Loan Bank: Payments/maturities	(1,963,541)	(1,239,198)
Increase in other borrowings, net of issuance costs	316,200	—
Decrease in other borrowings	(184,175)	(240)
Principal payments of finance lease obligation	(168)	(118)
Exercise of common stock options, net of repurchase of restricted shares	(4,546)	(5,108)
Repurchase of common stock	(48,489)	—
Common stock dividends paid	(37,415)	(32,903)
Net cash provided by financing activities	1,793,048	2,114,860
Net increase (decrease) in cash, cash equivalents, and restricted cash	198,611	(228,516)
Cash, cash equivalents, and restricted cash, beginning of period	721,692	779,596
Cash, cash equivalents, and restricted cash, end of period	$920,303	$551,080

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a financial holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue) and BNC Bancorp (BNC) on July 31, 2015, September 1, 2015, July 1, 2016 and June 16, 2017, respectively. Pinnacle Financial and Pinnacle Bank also collectively hold a 49% interest in Bankers Healthcare Group, LLC (BHG), a full-service loan provider primarily engaged in the business of making loans to healthcare and other professional practices. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance, and comprehensive wealth management services, in its 11 primarily urban markets within Tennessee, the Carolinas and Virginia.

On July 2, 2019, Pinnacle Bank acquired all of the outstanding stock of Advocate Capital, Inc. (Advocate Capital) for a cash price of $59 million. Advocate Capital is a finance firm headquartered in Nashville, TN which supports the financial needs of legal firms through both case expense financing and working capital lines of credit. Pinnacle Financial accounted for the acquisition of Advocate Capital under the acquisition method in accordance with ASC Topic 805. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities acquired as of the date of acquisition. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the Advocate Capital acquisition. At the acquisition date, Advocate Capital's net assets were initially recorded at a fair value of approximately $34.6 million, consisting mainly of loans receivable. Advocate Capital's $134.3 million of indebtedness was also paid off in connection with consummation of the acquisition. The purchase price allocations for the acquisition of Advocate Capital are preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities.

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

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for the nine months ended September 30, 2019 and September 30, 2018 was as follows (in thousands):

	For the nine months ended September 30,
	2019	2018
Cash Transactions:
Interest paid	$216,261	$136,154
Income taxes paid, net	61,238	55,525
Noncash Transactions:
Loans charged-off to the allowance for loan losses	21,328	22,316
Loans foreclosed upon and transferred to other real estate owned	16,870	2,066
Loans foreclosed upon and transferred to other assets	93	1,580
Other real estate sales financed	—	276
Fixed assets transferred to other real estate owned	5,126	—
Available-for-sale securities transferred to held-to-maturity portfolio	—	179,763
Held-for-sale loans transferred to held-for-investment loan portfolio	—	44,980
Right-of-use asset recognized during the period in exchange for lease obligations (1)	82,856	—

(1) Includes $79.9 million recognized upon initial adoption of ASU 2016-02 on January 1, 2019.

Income Per Common Share — Basic net income per common share (EPS) is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average common shares outstanding is attributable to common stock options, restricted share awards, and restricted share unit awards. The dilutive effect of outstanding options, restricted share awards, and restricted share unit awards is reflected in diluted EPS by application of the treasury stock method.

The following is a summary of the basic and diluted net income per share calculations for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic net income per share calculation:
Numerator - Net income	$110,521	$93,747	$304,802	$264,122

Denominator - Weighted average common shares outstanding	76,301	77,145	76,481	77,116
Basic net income per common share	$1.45	$1.22	$3.99	$3.42

Diluted net income per share calculation:
Numerator – Net income	$110,521	$93,747	$304,802	$264,122

Denominator - Weighted average common shares outstanding	76,301	77,145	76,481	77,116
Dilutive shares contingently issuable	255	346	280	326
Weighted average diluted common shares outstanding	76,556	77,491	76,761	77,443
Diluted net income per common share	$1.44	$1.21	$3.97	$3.41

Recently Adopted Accounting Pronouncements —

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases which requires recognition in the statement of financial position of lease right of use assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP guidance. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP guidance that did not require lease assets and lease liabilities to be recognized for operating leases. In July 2016, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases which provided technical corrections and improvements to ASU 2016-02. In July 2016, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842): Targeted Improvements which provided an optional transition method to adopt the new requirements of ASU 2016-02 as of the adoption date with no adjustment to the presentation or disclosure of comparative prior periods included in the financial statements in the period of adoption. Pinnacle Financial has elected this optional transition method and has presented periods prior to adoption under the prior lease guidance of ASC Topic 840. In December 2018, the FASB issued Accounting Standards Update 2018-20, Leases (Topic

842): Narrow-Scope Improvements for Lessors. ASU 2018-20 permits lessors to account for certain taxes as lessee costs, permits lessors to exclude from revenue certain lessor costs paid by lessees directly to third parties, and requires lessors to allocate certain variable payments to lease and non-lease components. In March 2019, the FASB issued Accounting Standards Update No. 2019-01, Leases (Topic 842): Codification Improvements. The amendments in this ASU (i) reinstate the exception in Topic 842 for lessors that are not manufacturers or dealers to use cost as the fair value of the underlying asset, (ii) state that lessors that are depository and lending institutions should present principal payments received under sales type and direct financing leases within investing activities, and (iii) exempt Topic 842 from certain transition related interim disclosure requirements. ASU 2016-02 and the subsequently issued ASUs related to Topic 842 became effective for Pinnacle Financial on January 1, 2019.  As part of the adoption of these updates, Pinnacle Financial has elected the following practical expedients: 1) to not reassess whether existing contracts are or contain a lease, 2) to not reassess lease classification for existing leases, 3) to not reassess initial direct costs, 4) to not separate lease components from nonlease components for real estate leases, and 5) to not recognize short term leases (12 months or less) on the balance sheet. See Note 12 for additional detail related to lease amounts recognized as of September 30, 2019 under Topic 842.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13,  Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (CECL), which introduces the current expected credit losses methodology. Among other things, CECL requires the measurement of all expected credit losses for financial assets, including loans and held-to-maturity debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model will require institutions to calculate all probable and estimable losses that are expected to be incurred through the financial asset's entire life through a provision for credit losses, including loans obtained as a result of any acquisition not deemed to be purchased credit deteriorated (PCD). CECL also requires the allowance for credit losses for PCD loans to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as provision expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective. The amendments are effective for fiscal years beginning after December 15, 2019. Early application is permitted for fiscal years beginning after December 15, 2018. Management continues to evaluate the impact this ASU will have on Pinnacle Financial’s financial position, results of operations and financial statement disclosures and determine the most appropriate method to implement the guidance.

Pinnacle Financial has established a cross-functional Current Expected Credit Loss (CECL) Steering Committee, which includes members from the accounting, treasury, credit and lending functions, with involvement from members of model risk management, independent loan review and internal audit. Pinnacle Financial is leveraging both internal and external expertise in the development of the models that will be utilized in the determination of the allowance for credit losses determined pursuant to CECL. At this time, Pinnacle Financial is focused on the finalization of the model validations as well as development of process and related controls and the financial statement disclosures. Pinnacle Financial has concluded that an increase in the overall allowance for loan losses is likely upon adoption of CECL in order to provide for expected credit losses over the life of the loan portfolio.

Other than those pronouncements discussed above and those which have been recently adopted, we do not believe there were any other recently issued accounting pronouncements that are expected to materially impact Pinnacle Financial.

Reclassifications — Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or stockholders' equity.

Subsequent Events — ASC Topic 855,  Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after September 30, 2019 through the date of the issued financial statements.

Note 2. Equity method investment

A summary of BHG's financial position as of September 30, 2019 and December 31, 2018 and results of operations as of and for the three and nine months ended September 30, 2019 and 2018, were as follows (in thousands):

	As of
	September 30, 2019	December 31, 2018
Assets	$695,300	$459,816

Liabilities	499,460	324,211
Equity interests	195,840	135,605
Total liabilities and equity	$695,300	$459,816

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues	$108,770	$59,133	$279,569	$151,937
Net income	$61,364	$30,933	$156,064	$69,039

At September 30, 2019, technology, trade name and customer relationship intangibles, net of related amortization, totaled $9.2 million compared to $10.7 million as of December 31, 2018. Amortization expense of $475,000 and $1.4 million, respectively, was included for the three and nine months ended September 30, 2019 compared to $693,000 and $2.1 million, respectively, for the same periods in the prior year. Accretion income of $630,000 and $2.0 million, respectively was included in the three and nine months ended September 30, 2019 compared to $719,000 and $2.2 million, respectively, for the same periods in the prior year.

During the three and nine months ended September 30, 2019, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $9.0 million and $49.9 million, respectively, in the aggregate compared to $10.2 million and $33.7 million, respectively, for the same periods in the prior year. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. No loans were purchased from BHG by Pinnacle Bank for the three and nine month periods ended September 30, 2019 or 2018, respectively.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019:
Securities available-for-sale:
U.S. Treasury securities	$48,635	$31	$4	$48,662
U.S. government agency securities	92,668	412	834	92,246
Mortgage-backed securities	1,318,953	19,229	3,665	1,334,517
State and municipal securities	1,658,734	54,839	13,687	1,699,886
Asset-backed securities	163,334	601	1,202	162,733
Corporate notes and other	55,667	565	841	55,391
	$3,337,991	$75,677	$20,233	$3,393,435
Securities held-to-maturity:
State and municipal securities	$189,684	$13,137	$—	$202,821
	$189,684	$13,137	$—	$202,821

December 31, 2018:
Securities available-for-sale:
U.S. Treasury securities	$30,325	$—	$25	$30,300
U.S. government agency securities	71,456	49	1,346	70,159
Mortgage-backed securities	1,336,469	3,110	28,634	1,310,945
State and municipal securities	1,259,267	1,126	30,739	1,229,654
Asset-backed securities	379,107	820	4,345	375,582
Corporate notes and other	69,399	170	2,523	67,046
	$3,146,023	$5,275	67,612	$3,083,686
Securities held-to-maturity:
State and municipal securities	$194,282	$152	$1,303	$193,131
	$194,282	$152	$1,303	$193,131

At September 30, 2019, approximately $1.2 billion of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At September 30, 2019, repurchase agreements comprised of secured borrowings totaled $95.4 million and were secured by $95.4 million of pledged U.S. government agency securities, municipal securities, asset-backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to remain adequately secured.

The amortized cost and fair value of debt securities as of September 30, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
September 30, 2019:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$63,488	$63,507	$1,394	$1,394
Due in one year to five years	16,772	16,986	—	—
Due in five years to ten years	106,774	107,322	5,775	5,877
Due after ten years	1,668,670	1,708,370	182,515	195,550
Mortgage-backed securities	1,318,953	1,334,517	—	—
Asset-backed securities	163,334	162,733	—	—
	$3,337,991	$3,393,435	$189,684	$202,821

At September 30, 2019 and December 31, 2018, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2019
U.S. Treasury securities	$9,622	$4	$—	$—	$9,622	$4
U.S. government agency securities	2,942	5	33,247	829	36,189	834
Mortgage-backed securities	116,784	515	210,395	3,150	327,179	3,665
State and municipal securities	214,033	1,874	383,023	11,813	597,056	13,687
Asset-backed securities	69,921	699	57,709	503	127,630	1,202
Corporate notes	14,959	120	12,053	721	27,012	841
Total temporarily-impaired securities	$428,261	$3,217	$696,427	$17,016	$1,124,688	$20,233

At December 31, 2018
U.S. Treasury securities	$30,054	$22	$246	$3	$30,300	$25
U.S. government agency securities	13,697	328	42,539	1,018	56,236	1,346
Mortgage-backed securities	203,299	2,134	882,231	26,500	1,085,530	28,634

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	1,044,757	30,780	198,610	4,078	1,243,367	34,858
Asset-backed securities	268,677	4,118	11,828	227	280,505	4,345
Corporate notes	26,272	1,538	25,915	985	52,187	2,523
Total temporarily-impaired securities	$1,586,756	$38,920	$1,161,369	$32,811	$2,748,125	$71,731

The applicable dates for determining when securities were in an unrealized loss position were September 30, 2019 and December 31, 2018. As such, it is possible that a security had a market value less than its amortized cost on other days during the past twelve-month periods ended September 30, 2019 and December 31, 2018, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, including both available-for-sale and held-to-maturity investment securities, at September 30, 2019, Pinnacle Financial had approximately $20.2 million in unrealized losses on $1.1 billion of securities. The unrealized losses associated with $179.8 million of municipal securities transferred from the available-for-sale portfolio to the held-to-maturity portfolio in 2018 described below represent unrealized losses since the date of purchase, independent of the impact associated with changes in the cost basis upon transfer between portfolios. The unrealized losses associated with these investment securities are driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at September 30, 2019, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

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

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, during the three and nine months ended September 30, 2019 available-for-sale securities of approximately $149.4 million and $626.1 million, respectively, were sold and net unrealized gains, net of tax, of $308,000 and net unrealized losses, net of tax, of $4.4 million, respectively, were reclassified from accumulated other comprehensive income into net income.

The carrying values of Pinnacle Financial's investment securities could decline in the future if the financial condition of issuers deteriorates and management determines it is probable that Pinnacle Financial will not recover the entire amortized cost bases of the securities.  As a result, there is a risk that other-than-temporary impairment charges may occur in the future. Additionally, there is a risk that other-than-temporary impairment charges may occur in the future if management's intention to hold these securities to maturity and/or recovery changes. Pinnacle Financial has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of available for sale securities. See Note 8. Derivative Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

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

Commercial loans receive risk ratings assigned by a financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pass rated loans include six distinct ratings categories for loans that represent specific attributes. Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators. At September 30, 2019, approximately 79.5% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

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

The following table outlines the amount of each loan classification categorized into each risk rating category as of September 30, 2019 and December 31, 2018 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
September 30, 2019
Pass	$7,478,442	$2,983,694	$2,244,217	$5,648,775	$465,607	$18,820,735
Special Mention	89,057	5,771	2,846	95,743	710	194,127
Substandard (1)	119,155	12,948	4,193	121,160	61	257,517
Substandard-nonaccrual	22,591	23,089	2,047	25,360	176	73,263
Doubtful-nonaccrual	—	—	—	—	—	—
Total loans	$7,709,245	$3,025,502	$2,253,303	$5,891,038	$466,554	$19,345,642

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
December 31, 2018
Pass	$6,998,485	$2,787,570	$2,059,376	$5,148,726	$352,516	$17,346,673
Special Mention	55,932	7,902	4,334	24,284	711	93,163
Substandard (1)	78,202	20,906	5,358	75,351	62	179,879
Substandard-nonaccrual	32,335	28,069	3,387	23,060	983	87,834
Doubtful-nonaccrual	—	—	—	—	—	—
Total loans	$7,164,954	$2,844,447	$2,072,455	$5,271,421	$354,272	$17,707,549

(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $254.0 million at September 30, 2019, compared to $176.3 million at December 31, 2018.

Loans acquired with deteriorated credit quality are recorded pursuant to the provisions of ASC 310-30, and are referred to as purchased credit impaired loans. The following table provides a rollforward of purchased credit impaired loans from December 31, 2018 through September 30, 2019 (in thousands):

	Gross Carrying Value	Accretable Yield	Nonaccretable Yield	Net Carrying Value
December 31, 2018	$42,837	$(114)	$(17,394)	$25,329
Acquisition	1,883	—	—	1,883
Reclassification of yield from nonaccretable to accretable	—	(7,505)	7,505	—
Year-to-date settlements	(12,020)	1,451	4,229	(6,340)
September 30, 2019	$32,700	$(6,168)	$(5,660)	$20,872

Certain of these loans have been deemed to be collateral dependent and, as such, no accretable yield has been recorded for these loans. Amounts are reclassified between accretable and nonaccretable yield as cash flow analyses performed on the individual loans indicate an increase or decrease in the amount of cash flows expected to be collected. The carrying value is adjusted for additional draws, pursuant to contractual arrangements, offset by loan paydowns. Year-to-date settlements include both loans that were charged-off as well as loans that were paid off, typically as a result of refinancings at other institutions.

Impaired loans include nonaccrual loans, troubled debt restructurings, and other loans deemed to be impaired but that continue to accrue interest. The following tables detail the recorded investment, unpaid principal balance and related allowance of Pinnacle Financial's impaired loans at September 30, 2019 and December 31, 2018 by loan classification (in thousands):

	At September 30, 2019			At December 31, 2018
	Recorded investment	Unpaid principal balances	Related allowance	Recorded investment	Unpaid principal balances	Related allowance
Impaired loans with an allowance:
Commercial real estate – mortgage	$13,462	$13,472	$1,021	$14,114	$14,124	$724
Consumer real estate – mortgage	19,245	19,368	1,065	19,864	19,991	1,443
Construction and land development	275	271	15	581	579	28
Commercial and industrial	11,591	11,566	1,497	9,252	9,215	1,441

	At September 30, 2019			At December 31, 2018
	Recorded investment	Unpaid principal balances	Related allowance	Recorded investment	Unpaid principal balances	Related allowance
Consumer and other	176	174	10	983	1,005	328
Total	$44,749	$44,851	$3,608	$44,794	$44,914	$3,964

Impaired loans without an allowance:
Commercial real estate – mortgage	$8,356	$8,366	$—	$14,724	$14,739	$—
Consumer real estate – mortgage	4,960	4,958	—	7,247	7,271	—
Construction and land development	20	19	—	1,786	1,786	—
Commercial and industrial	12,897	12,890	—	14,595	14,627	—
Consumer and other	—	—	—	—	—	—
Total	$26,233	$26,233	$—	$38,352	$38,423	$—

Total impaired loans	$70,982	$71,084	$3,608	$83,146	$83,337	$3,964

For the three and nine months ended September 30, 2019, the average balance of impaired loans, was $73.6 million and $81.6 million, respectively, compared to $82.3 million and $73.3 million, respectively, for the same periods in 2018. Pinnacle Financial's policy is that the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. As detailed in the following table, Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three months ended September 30, 2019 and $176,000 in interest income from cash payments received on nonaccrual loans during the nine months ended September 30, 2019, compared to $84,000 and $337,000, respectively, during the three and nine months ended September 30, 2018. Had these nonaccruing loans been on accruing status, interest income would have been higher by $1.3 million and $3.5 million, respectively, for the three and nine months ended September 30, 2019 compared to $1.1 million and $2.8 million higher, respectively, for the three and nine months ended September 30, 2018.

The following table details the average recorded investment and the amount of interest income recognized on a cash basis for the three and nine months ended September 30, 2019 and 2018, respectively, of impaired loans by loan classification (in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2019		2018		2019		2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial real estate – mortgage	$13,050	$—	$13,474	$—	$14,689	$—	$9,297	$—
Consumer real estate – mortgage	19,508	—	14,162	—	20,887	—	11,476	—
Construction and land development	451	—	1,150	—	587	—	1,301	—
Commercial and industrial	11,113	—	7,470	—	10,070	—	9,345	—
Consumer and other	143	—	912	—	400	—	651	—
Total	$44,265	$—	$37,168	$—	$46,633	$—	$32,070	$—

Impaired loans without an allowance:
Commercial real estate – mortgage	$9,344	$—	$22,029	$84	$12,521	$176	$18,702	$337
Consumer real estate – mortgage	7,922	—	5,699	—	8,381	—	5,034	—
Construction and land development	10	—	1,442	—	452	—	1,382	—
Commercial and industrial	12,108	—	16,008	—	13,625	—	16,096	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$29,384	$—	$45,178	$84	$34,979	$176	$41,214	$337

Total impaired loans	$73,649	$—	$82,346	$84	$81,612	$176	$73,284	$337

At September 30, 2019 and December 31, 2018, there were $5.8 million and $5.9 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and/or credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each loan category where troubled debt restructurings were made during the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
2019	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate – mortgage	1	$314	$297	1	$314	$297
Consumer real estate – mortgage	—	—	—	1	712	626
Construction and land development	—	—	—	1	21	19
Commercial and industrial	—	—	—	1	1,397	796
Consumer and other	—	—	—	—	—	—
	1	$314	$297	4	$2,444	$1,738

2018
Commercial real estate – mortgage	—	$—	$—	—	$—	$—
Consumer real estate – mortgage	1	169	169	2	206	206
Construction and land development	1	348	348	1	348	348
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	2	$517	$517	3	$554	$554

During the nine months ended September 30, 2019 and 2018, there were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

At September 30, 2019 and December 31, 2018, the allowance for loan losses included no allowance specifically related to accruing troubled debt restructurings, which are classified as impaired loans pursuant to U.S. GAAP, but which continued to accrue interest at contractual rates at that date.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at September 30, 2019 with the comparative exposures for December 31, 2018 (in thousands):

	September 30, 2019
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2018
Lessors of nonresidential buildings	$3,502,181	$826,157	$4,328,338	$3,932,059
Lessors of residential buildings	1,003,401	549,949	1,553,350	1,484,697
New Housing For-Sale Builders	516,646	580,917	1,097,563	1,100,989
Hotels (except Casino Hotels) and Motels	806,089	167,696	973,785	920,001

Additionally, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes.  Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At September 30, 2019 and December 31, 2018, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 79.9% and 85.2%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 272.8% and 277.7% as of September 30, 2019 and December 31, 2018, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. At September 30, 2019, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds.

The table below presents past due balances by loan classification and segment at September 30, 2019 and December 31, 2018, allocated between accruing and nonaccrual status (in thousands):

	Accruing					Nonaccruing
September 30, 2019	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Purchased credit impaired	Nonaccrual (1)	Nonaccruing purchased credit impaired (1)	Total loans
Commercial real estate:
Owner-occupied	$6,398	$—	$6,398	$2,574,628	$2,903	$11,011	$897	$2,595,837
All other	5,896	—	5,896	5,091,660	5,169	10,640	43	5,113,408
Consumer real estate – mortgage	9,051	773	9,824	2,989,373	3,216	19,245	3,844	3,025,502
Construction and land development	2,005	—	2,005	2,247,977	1,274	275	1,772	2,253,303
Commercial and industrial	16,524	1,077	17,601	5,847,752	325	23,931	1,429	5,891,038
Consumer and other	3,266	600	3,866	462,512	—	176	—	466,554
Total	$43,140	$2,450	$45,590	$19,213,902	$12,887	$65,278	$7,985	$19,345,642

	Accruing					Nonaccruing
December 31, 2018	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Purchased credit impaired	Nonaccrual (1)	Nonaccruing purchased credit impaired (1)	Total loans
Commercial real estate:
Owner-occupied	$10,170	$—	$10,170	$2,623,700	$2,664	$16,025	$874	$2,653,433
All other	1,586	—	1,586	4,488,840	5,659	12,634	2,802	4,511,521
Consumer real estate – mortgage	18,059	—	18,059	2,794,630	3,689	22,564	5,505	2,844,447
Construction and land development	3,759	—	3,759	2,063,201	2,108	2,020	1,367	2,072,455
Commercial and industrial	21,451	1,082	22,533	5,225,205	623	23,022	38	5,271,421
Consumer and other	3,276	476	3,752	349,537	—	983	—	354,272
Total	$58,301	$1,558	$59,859	$17,545,113	$14,743	$77,248	$10,586	$17,707,549

(1)	Approximately $33.5 million and $52.5 million of nonaccrual loans as of September 30, 2019 and December 31, 2018, respectively, were performing pursuant to their contractual terms at those dates.

The following table details the changes in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018, respectively, by loan classification (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Three months ended September 30, 2019:
Balance at June 30, 2019	$30,826	$8,489	$11,206	$37,436	$2,114	$182	$90,253
Charged-off loans	(102)	(194)	(14)	(5,082)	(1,388)	—	(6,780)
Recovery of previously charged-off loans	209	901	97	407	300	—	1,914
Provision for loan losses	1,684	(1,426)	585	1,814	3,278	2,325	8,260
Balance at September 30, 2019	$32,617	$7,770	$11,874	$34,575	$4,304	$2,507	$93,647

Three months ended September 30, 2018:
Balance at June 30, 2018	$24,848	$5,853	$10,984	$28,338	$5,172	$475	$75,670
Charged-off loans	(1,968)	(262)	(24)	(3,336)	(1,359)	—	(6,949)
Recovery of previously charged-off loans	63	987	70	1,037	382	—	2,539
Provision for loan losses	3,574	149	(48)	4,085	618	347	8,725

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Balance at September 30, 2018	$26,517	$6,727	$10,982	$30,124	$4,813	$822	$79,985

Nine months ended September 30, 2019:
Balance at December 31, 2018	$26,946	$7,670	$11,128	$31,731	$5,423	$677	$83,575
Charged-off loans	(1,701)	(1,124)	(18)	(13,842)	(4,643)	—	(21,328)
Recovery of previously charged-off loans	1,173	1,642	238	4,749	959	—	8,761
Provision for loan losses	6,199	(418)	526	11,937	2,565	1,830	22,639
Balance at September 30, 2019	$32,617	$7,770	$11,874	$34,575	$4,304	$2,507	$93,647

Nine months ended September 30, 2018:
Balance at December 31, 2017	$21,188	$5,031	$8,962	$24,863	$5,874	$1,322	$67,240
Charged-off loans	(2,930)	(1,533)	(36)	(7,600)	(10,217)	—	(22,316)
Recovery of previously charged-off loans	1,517	2,190	1,645	2,492	2,159	—	10,003
Provision for loan losses	6,742	1,039	411	10,369	6,997	(500)	25,058
Balance at September 30, 2018	$26,517	$6,727	$10,982	$30,124	$4,813	$822	$79,985

The following table details the allowance for loan losses and recorded investment in loans by loan classification and by impairment evaluation method as of September 30, 2019 and December 31, 2018, respectively (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
September 30, 2019
Allowance for Loan Losses:
Collectively evaluated for impairment	$31,596	$6,705	$11,859	$33,078	$4,294		$87,532
Individually evaluated for impairment	1,021	1,065	15	1,497	10		3,608
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—		—
Total allowance for loan losses	$32,617	$7,770	$11,874	$34,575	$4,304	$2,507	$93,647

Loans:
Collectively evaluated for impairment	$7,678,415	$2,994,237	$2,249,962	$5,864,796	$466,378		$19,253,788
Individually evaluated for impairment	21,818	24,205	295	24,488	176		70,982
Loans acquired with deteriorated credit quality	9,012	7,060	3,046	1,754	—		20,872
Total loans	$7,709,245	$3,025,502	$2,253,303	$5,891,038	$466,554		$19,345,642

December 31, 2018
Allowance for Loan Losses:
Collectively evaluated for impairment	$26,222	$6,227	$11,100	$30,290	$5,095		$78,934
Individually evaluated for impairment	724	1,443	28	1,441	328		3,964
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—		—
Total allowance for loan losses	$26,946	$7,670	$11,128	$31,731	$5,423	$677	$83,575

Loans:
Collectively evaluated for impairment	$7,124,117	$2,808,142	$2,066,613	$5,246,913	$353,289		$17,599,074
Individually evaluated for impairment	28,838	27,111	2,367	23,847	983		83,146
Loans acquired with deteriorated credit quality	11,999	9,194	3,475	661	—		25,329
Total loans	$7,164,954	$2,844,447	$2,072,455	$5,271,421	$354,272		$17,707,549
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

At September 30, 2019, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $10.7 million to current directors, executive officers, and their related entities, of which $6.6 million had been drawn upon. At December 31, 2018, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $37.9 million to directors, executive officers, and their related entities, of which approximately $18.3 million had been drawn upon. None of these loans to directors, executive officers, and their related entities were impaired at September 30, 2019 or December 31, 2018.

At September 30, 2019, Pinnacle Financial had approximately $21.3 million in commercial loans held for sale compared to $16.0 million at December 31, 2018, which primarily included commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

Residential Lending

At September 30, 2019, Pinnacle Financial had approximately $54.3 million of mortgage loans held-for-sale compared to approximately $31.8 million at December 31, 2018. Total loan volumes sold during the nine months ended September 30, 2019 were approximately $788.1 million compared to approximately $917.9 million for the nine months ended September 30, 2018. During the three and nine months ended September 30, 2019, Pinnacle Financial recognized $7.4 million and $18.3 million, respectively, in gains on the sale of these loans, net of commissions paid, compared to $3.9 million and $11.4 million, respectively, net of commissions paid, during the three and nine months ended September 30, 2018.

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $5.1 million at September 30, 2019 and December 31, 2018, respectively. No change was recorded to the unrecognized tax benefit related to uncertain tax positions in each of the three and nine month periods ended September 30, 2019 and 2018.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For both the three and nine months ended September 30, 2019 and 2018, respectively, there were no interest and penalties recorded in the income statement.

Pinnacle Financial's effective tax rate for the three and nine months ended September 30, 2019 was 19.5% and 19.6% compared to 20.7% and 20.3% for the three and nine months ended September 30, 2018, respectively. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at September 30, 2019 and 2018 is primarily due to investments in bank qualified municipal securities, tax benefits of Pinnacle Bank's real estate investment trust subsidiary, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible executive compensation and non-deductible FDIC premiums. Income tax expense is also impacted by the vesting of restricted share awards and the exercise of employee stock options, which expense or benefit is recorded as a discrete item as a component of total income tax, the amount of which is dependent upon the change in the grant date fair value and the vest date fair value of the underlying award. Accordingly, for the three and nine months ended September 30, 2019 we recognized tax benefits of $131,000 and $832,000, respectively, compared to tax benefits of $199,000 and $3.0 million, respectively, for the three and nine months ended September 30, 2018.

Note 6. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Bank has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2019, these commitments amounted to $7.8 billion, of which approximately $1.0 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (Pinnacle Bank's customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Bank under certain prescribed circumstances. Subsequently, Pinnacle Bank would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At September 30, 2019, these commitments amounted to $198.4 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At September 30, 2019 and December 31, 2018, Pinnacle Financial had accrued $2.4 million and $2.9 million, respectively, for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these claims outstanding at September 30, 2019 are not expected to have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 7.  Stock Options and Restricted Shares

The 2018 Omnibus Equity Incentive Plan (the "2018 Plan") permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At September 30, 2019, there were approximately 1.2 million shares available for issuance under the 2018 Plan.

The BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan (the "BNC Plan") was assumed by Pinnacle Financial in connection with its merger with BNC. As of September 30, 2019, the BNC Plan had approximately 8,000 shares remaining available for issuance to existing associates that were previously BNC associates. No new awards may be granted under equity incentive plans of Pinnacle Financial other than the 2018 Plan except for shares remaining available for issuance to the former BNC associates pursuant to the BNC Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further shares remain available for issuance under the CapitalMark Option Plan. At September 30, 2019, all of the remaining options outstanding were granted under the CapitalMark Option Plan.

Common Stock Options

A summary of the stock option activity within the equity incentive plans during the nine months ended September 30, 2019 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2018	176,709	$22.77	2.23	$4,123	(1)
Granted	—
Exercised	(10,285)
Forfeited	—
Outstanding at September 30, 2019	166,424	$22.69	2.54	$5,732	(2)
Options exercisable at September 30, 2019	166,424	$22.69	2.54	$5,732	(2)

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $46.10 per common share at December 31, 2018 for the 176,709 options that were in-the-money at December 31, 2018.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $56.75 per common share at September 30, 2019 for the 166,424 options that were in-the-money at September 30, 2019.

Compensation costs related to stock options granted under Pinnacle Financial's equity incentive plans have been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the nine months ended September 30, 2019 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2018	692,806	$55.19
Shares awarded	228,760
Restrictions lapsed and shares released to associates/directors	(296,878)
Shares forfeited (1)	(28,875)
Unvested at September 30, 2019	595,813	$53.21

(1)	Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

Pinnacle Financial has granted restricted share awards to associates and outside directors with a time-based vesting criteria. Compensation expense associated with time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the nine months ended September 30, 2019. The table reflects the life-to-date activity for these awards:

Grant Year	Group (1)	Vesting Period in years			Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants (4)	Shares Unvested
Time Based Awards
2019	Associates (2)	3	-	5	212,211	276	9,815	202,120
Outside Director Awards (3)
2019	Outside directors			1	16,549	—	—	16,549

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

(4)
These shares represent forfeitures resulting from recipients whose employment or board membership was terminated during the year-to-date period ended September 30, 2019. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Restricted Share Units

The following table details the restricted share unit awards (all of which are performance units) outstanding at September 30, 2019:

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

Stock compensation expense related to both restricted share awards and restricted share units for the three and nine months ended September 30, 2019 was $5.0 million and $15.1 million, respectively, compared to $4.5 million and $13.3 million, respectively, for the three and nine months ended September 30, 2018. As of the September 30, 2019, the total compensation cost related to unvested restricted share awards and restricted share units not yet recognized was $40.4 million. This expense is expected to be recognized over a weighted-average period of 1.69 years.

Note 8. Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customers' transactions as of September 30, 2019 and December 31, 2018 is included in the following table (in thousands):

		September 30, 2019		December 31, 2018
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Assets	Other assets	$1,269,880	$56,846	$1,059,724	$22,273
Liabilities	Other liabilities	1,269,880	(57,120)	1,059,724	(22,401)
Total		$2,539,760	$(274)	$2,119,448	$(128)

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

		Amount of Loss Recognized in Income
	Location of Loss Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Interest rate swap agreements	Other noninterest income	$(44)	$(8)	$(146)	$(42)

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedges in an effort to manage future interest rate exposure on borrowings. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. During the second quarter of 2019, Pinnacle Financial purchased an interest rate floor to mitigate the impact of declining interest rates on LIBOR-based variable rate loans. A summary of Pinnacle Financial's cash flow hedge relationships as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

					September 30, 2019		December 31, 2018
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor	Other assets	2.09	—%	2.75% minus 1 month LIBOR	$1,300,000	$35,681	$—	$—
Liability derivatives
Interest rate swaps	Other liabilities	2.60	3.09%	3 month LIBOR	$99,000	$(3,886)	$99,000	$(1,757)

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three and nine months ended September 30, 2019 and 2018 were as follows, net of tax (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Asset derivatives	2019	2018	2019	2018
Interest rate floor - loans	$1,951	$—	$9,875	$—
Liability derivatives
Interest rate swaps - borrowings	$(69)	$783	$(1,572)	$3,453
	$1,882	$783	$8,303	$3,453

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Pinnacle Financial expects the hedges to continue to be highly effective and qualify for hedge accounting during the remaining terms of the swaps. Losses totaling $1.1 million and $946,000 net of tax, respectively, were reclassified from accumulated other comprehensive income (loss) into net income during the three and nine months ended September 30, 2019 compared to gains of $145,000 and $429,000 net of tax, respectively, for the three and nine months ended September 30, 2018. Approximately $908,000 in unrealized gains, net of tax, are expected to be reclassified from accumulated other comprehensive income (loss) into net income over the next twelve months related to previously terminated cash flow hedges.

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

A summary of Pinnacle Financial's fair value hedge relationships as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

					September 30, 2019		December 31, 2018
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivatives
Interest rate swap agreements - securities	Other liabilities	7.29	3.08%	3 month LIBOR	$477,905	$(51,927)	$477,905	$(14,796)
Interest rate swap agreements - loans	Other liabilities	—	—	—	—	—	900,000	(7,037)
		7.29	3.08%		$477,905	$(51,927)	$1,377,905	$(21,833)

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Location of Gain (Loss) on Derivative	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
Liability derivatives		2019	2018	2019	2018
Interest rate swaps - securities	Interest income on securities	$(10,888)	$1,755	$(37,131)	$1,991
Interest rate swaps - loans	Interest income on loans	$—	$2,236	$(6,915)	$3,358

	Location of Gain (Loss) on Hedged Item
		Three Months Ended September 30,		Nine Months Ended September 30,
Liability derivatives - hedged items		2019	2018	2019	2018
Interest rate swaps - securities	Interest income on securities	$10,888	$(1,755)	$37,131	$(1,991)
Interest rate swaps - loans	Interest income on loans	$—	$(2,236)	$6,915	$(3,358)

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at September 30, 2019 and December 31, 2018 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Line item on the balance sheet
Securities available-for-sale	$512,035	$515,063	$51,927	$14,796
Loans (1)	$—	$907,037	$—	$7,037

(1)
The carrying amount as shown represents the designated last-of-layer. At December 31, 2018, the total amortized cost basis of the closed portfolio of loans designated in these hedging relationships was $2.7 billion.

During the second quarter of 2019, a fair value hedging relationship on loans was unwound resulting in a swap termination payment to the counterparty of approximately $14.0 million. The corresponding loan fair value hedging adjustment of $14.0 million as of the date of termination is being amortized over the remaining lives of the designated loans. During the three and nine months ended September 30, 2019, amortization expense totaling $931,000 and $1.4 million, respectively, was recognized as a reduction to interest income on loans.

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

The following tables present financial instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
September 30, 2019
Investment securities available-for-sale:
U.S. Treasury securities	$48,662	$—	$48,662	$—
U.S. government agency securities	92,246	—	92,246	—
Mortgage-backed securities	1,334,517	—	1,334,517	—
State and municipal securities	1,699,886	—	1,684,020	15,866
Agency-backed securities	162,733	—	162,733	—
Corporate notes and other	55,391	—	55,391	—
Total investment securities available-for-sale	$3,393,435	$—	$3,377,569	$15,866
Other investments	59,195	—	25,247	33,948
Other assets	96,814	—	96,814	—
Total assets at fair value	$3,549,444	$—	$3,499,630	$49,814

Other liabilities	$113,070	$—	$113,070	$—
Total liabilities at fair value	$113,070	$—	$113,070	$—

December 31, 2018
Investment securities available-for-sale:
U.S. Treasury securities	$30,300	$—	$30,300	$—
U.S. government agency securities	70,159	—	70,159	—
Mortgage-backed securities	1,310,945	—	1,310,945	—
State and municipal securities	1,229,654	—	1,215,059	14,595
Agency-backed securities	375,582	—	375,582	—
Corporate notes and other	67,046	—	67,046	—
Total investment securities available-for-sale	3,083,686	—	3,069,091	14,595
Other investments	50,791	—	24,369	26,422
Other assets	24,524	—	24,524	—
Total assets at fair value	$3,159,001	$—	$3,117,984	$41,017

Other liabilities	$46,550	$—	$46,550	$—
Total liabilities at fair value	$46,550	$—	$46,550	$—

The following table presents assets measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

September 30, 2019	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$30,049	$—	$—	$30,049
Impaired loans, net (1)	41,141	—	—	41,141
Total	$71,190	$—	$—	$71,190

December 31, 2018
Other real estate owned	$15,165	$—	$—	$15,165
Impaired loans, net (1)	40,830	—	—	40,830
Total	$55,995	$—	$—	$55,995

(1) Amount is net of valuation allowance of $3.6 million and $4.0 million at September 30, 2019 and December 31, 2018, respectively, as required by ASC 310-10, "Receivables."

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the nine months ended September 30, 2019, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2019 and September 30, 2018 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three months ended September 30,				For the Nine months ended September 30,
	2019		2018		2019		2018
	Available-for-sale Securities	Other assets	Available-for-sale Securities	Other assets	Available-for-sale Securities	Other assets	Available-for-sale Securities	Other assets
Fair value, beginning of period	$15,263	$31,522	$15,290	$23,578	$14,595	$26,422	$17,029	$28,874
Total realized gains included in income	29	1,264	30	81	87	2,193	90	2,858
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	574	—	34	—	1,583	—	(597)	—
Purchases	—	1,777	—	2,455	—	6,965	—	7,273
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(615)	—	(932)	(399)	(1,632)	(1,168)	(1,657)
Transfers out of Level 3	—	—	—	—	—	—	—	(12,166)
Fair value, end of period	$15,866	$33,948	$15,354	$25,182	$15,866	$33,948	$15,354	$25,182
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at period-end	$29	$1,264	$30	$81	$87	$2,193	$90	$2,858

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2019 and December 31, 2018. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at September 30, 2019 and December 31, 2018.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

September 30, 2019	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$189,684	$202,821	$—	$202,821	$—
Loans, net	19,251,995	19,216,128	—	—	19,216,128
Consumer loans held-for-sale	73,042	74,161	—	74,161	—
Commercial loans held-for-sale	21,312	21,638	—	21,638	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	20,096,079	19,442,956	—	—	19,442,956
Federal Home Loan Bank advances	2,052,548	2,070,645	—	—	2,070,645
Subordinated debt and other borrowings	750,488	713,051	—	—	713,051

Off-balance sheet instruments:
Commitments to extend credit (2)	7,797,246	1,067	—	—	1,067
Standby letters of credit (3)	198,361	1,297	—	—	1,297

December 31, 2018
Financial assets:
Securities held-to-maturity	$194,282	$193,131	$—	$193,131	$—
Loans, net	17,623,974	17,288,795	—	—	17,288,795
Consumer loans held-for-sale	34,196	34,929	—	34,929	—
Commercial loans held-for-sale	15,954	16,296	—	16,296	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	18,953,848	18,337,848	—	—	18,337,848
Federal Home Loan Bank advances	1,443,589	1,432,003	—	—	1,432,003
Subordinated debt and other borrowings	485,130	464,616	—	—	464,616

Off-balance sheet instruments:
Commitments to extend credit (2)	6,921,689	1,733	—	—	1,733
Standby letters of credit (3)	177,475	1,131	—	—	1,131

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

(2)
At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments.  In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio.  Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at September 30, 2019 and December 31, 2018, Pinnacle Financial included in other liabilities $2.4 million and $2.9 million, respectively, representing the inherent risks associated with these off-balance sheet commitments.

(3)
At September 30, 2019 and December 31, 2018, the aggregate fair value of Pinnacle Financial's standby letters of credit was $1.3 million and $1.1 million, respectively. These amounts represent the unamortized fee associated with these standby letters of credit and are included in the consolidated balance sheets of Pinnacle Financial and are believed to approximate fair value. These fair values will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 10. Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years. Under Tennessee corporate law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity, and other needs. In addition to state law limitations on Pinnacle Financial's ability to pay dividends, the Federal Reserve imposes limitations on Pinnacle Financial's ability to pay dividends. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if Pinnacle Financial's regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer. During the nine months ended September 30, 2019, Pinnacle Bank paid $96.3 million in dividends to Pinnacle Financial. As of September 30, 2019, Pinnacle Bank could pay approximately $617.5 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2018, Pinnacle Financial has paid a quarterly common stock dividend of $0.16 per share. The amount and timing of all future dividend payments by Pinnacle Financial, if any, is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to Pinnacle Financial.

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

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for Pinnacle Financial on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The Basel III rules also established a capital conservation buffer of 2.5% (which was phased in over three years) above the regulatory minimum risk-based capital ratios. The capital conservation buffer was phased in beginning in January 2016 at 0.625% and increased each year by a like percentage until fully implemented in January 2019. Upon full implementation in January 2019, minimum risk-based capital ratios including the capital conservation buffer are: i) a common equity Tier 1 capital ratio of 7%, ii) a Tier 1 risk-based capital ratio of 8.5%, and iii) a total risk-based capital ratio of 10.5%. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes, as of September 30, 2019, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2019
Total capital to risk weighted assets:
Pinnacle Financial	$3,093,547	13.2%	$1,874,904	8.0%	NA	NA
Pinnacle Bank	$2,818,988	12.1%	$1,869,627	8.0%	$2,337,034	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,238,535	9.6%	$1,406,178	6.0%	NA	NA
Pinnacle Bank	$2,592,976	11.1%	$1,402,221	6.0%	$1,869,627	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$2,238,413	9.6%	$1,054,634	4.5%	NA	NA
Pinnacle Bank	$2,592,854	11.1%	$1,051,665	4.5%	$1,519,072	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,238,535	8.9%	$1,003,329	4.0%	NA	NA
Pinnacle Bank	$2,592,976	10.4%	$998,695	4.0%	$1,248,369	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2018
Total capital to risk weighted assets:
Pinnacle Financial	$2,580,143	12.2%	$1,691,017	8.0%	NA	NA
Pinnacle Bank	$2,432,419	11.5%	$1,686,046	8.0%	$2,107,558	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,024,193	9.6%	$1,268,263	6.0%	NA	NA
Pinnacle Bank	$2,218,003	10.5%	$1,264,535	6.0%	$1,686,046	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$2,024,070	9.6%	$951,197	4.5%	NA	NA
Pinnacle Bank	$2,217,880	10.5%	$948,401	4.5%	$1,369,912	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,024,193	8.9%	$909,102	4.0%	NA	NA
Pinnacle Bank	$2,218,003	9.8%	$906,185	4.0%	$1,132,731	5.0%
(*) Average assets for the above calculations were based on the most recent quarter.

Note 11.  Subordinated Debt and Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities. Pinnacle Financial also has a $75.0 million revolving credit facility, of which it had no outstanding borrowings as of September 30, 2019. Additionally, Pinnacle Financial and Pinnacle Bank have entered into, or assumed in connection with acquisitions, certain other subordinated debt agreements as outlined below as of September 30, 2019 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at September 30, 2019	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	4.94%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	3.50%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	3.75%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	4.97%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	5.55%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	5.15%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	4.70%	30-day LIBOR + 2.40%

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at September 30, 2019	Coupon Structure
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	3.80%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	5.21%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	3.61%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	4.00%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	3.60%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed (2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (3)
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (4)
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed (5)

Other Borrowings
Revolving credit facility (6)	April 25, 2019	April 24, 2020	—	3.94%	30-day LIBOR + 1.50%

Debt issuance costs and fair value adjustments			(12,507)
Total subordinated debt and other borrowings			$750,488
(1) Migrates to three month LIBOR + 3.128% beginning July 30, 2020 through the end of the term.
(2) Migrates to three month LIBOR + 4.95% beginning January 1, 2020 through the end of the term.
(3) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(4) Migrates to three month LIBOR + 2.775% beginning September 15, 2024 through the end of the term.
(5) Migrates to three month LIBOR + 3.59% beginning October 1, 2019 through the end of the term if not redeemed on that date.
(6) Borrowing capacity on the revolving credit facility is $75.0 million. At September 30, 2019, there were no amounts outstanding under this facility. An unused fee of 0.30% is assessed on the average daily unused amount of the loan.
On September 11, 2019, Pinnacle Financial issued $300.0 million aggregate principal amount of 4.13% Fixed-to-Floating Rate Subordinated Notes due 2029 (the 2029 Notes) in a public offering. From, and including, the date of issuance to, but excluding, September 15, 2024, the 2029 Notes will bear interest at an initial fixed rate of 4.13% per annum, payable semi-annually in arrears on March 15 and September 15, commencing on March 15, 2020. Thereafter, from September 15, 2024 through the maturity date, September 15, 2029, or earlier redemption date, the 2029 Notes will bear interest at a floating rate equal to the then-current three month LIBOR, plus 277.5 basis points for each quarterly interest period (subject to certain provisions regarding use of an alternative base rate upon certain LIBOR transition events), payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2024.

The offering and sale of the 2029 Notes yielded net proceeds of approximately $296.5 million after deducting the underwriting discount and offering expenses payable by Pinnacle Financial. Pinnacle Financial used approximately $8.8 million of such proceeds to redeem the previously outstanding Subordinated Note due October 15, 2023, which Pinnacle Financial assumed in the BNC merger and which carried an interest rate of 7.23% at the time of such redemption. Pinnacle Financial intends to use approximately $210.0 million of the net proceeds of this offering to redeem certain other of its and Pinnacle Bank’s subordinated notes, including the $20.0 million aggregate principal amount of Avenue subordinated notes and $60.0 million aggregate principal amount of BNC subordinated notes, each listed in the table above. Pinnacle Financial also presently intends to redeem the $130.0 million aggregate principal amount of subordinated notes issued by Pinnacle Bank listed in the table above after such notes become eligible for redemption on July 30, 2020. The redemption of the $130.0 million aggregate principal amount of subordinated notes issued by Pinnacle Bank is subject to receipt of all regulatory permissions for such redemption, which Pinnacle Financial has not yet sought, and Pinnacle Financial’s ultimate determination to redeem such notes after they become eligible for redemption. Pinnacle Bank is under no obligation to redeem its subordinated notes. Pinnacle Financial intends to use the remainder of the net proceeds from the offering of the 2029 Notes for general corporate purposes, including providing capital to support the growth of Pinnacle Bank and Pinnacle Financial’s business.

Note 12.  Leases

Pinnacle Financial has entered into, or assumed through acquisition, various operating leases, primarily for office space and branch facilities, and through acquisition assumed a single finance lease for a branch facility. Upon adoption of FASB ASU 2016-02

Leases on January 1, 2019, Pinnacle Financial began recognizing right-of-use assets and lease liabilities related to its operating leases. Prior to ASU 2016-02, such assets and liabilities were recognized only for capital leases (referred to as finance leases under the amendments of ASU 2016-02). In accordance with the optional transition method allowed by ASU 2016-11, comparative prior period information included within this note is presented in accordance with guidance in effect during those periods. Right-of-use assets and lease liabilities related to Pinnacle Financial's operating and finance leases are as follows at September 30, 2019 (in thousands):

	Balance Sheet Location	September 30, 2019
Right-of-use assets
Operating leases (1)	Other assets	$74,151
Finance leases	Premises and equipment, net	2,044
Total right-of-use assets		$76,195
Lease liabilities
Operating leases	Other liabilities	$82,150
Finance leases	Other liabilities	3,302
Total lease liabilities		$85,452
(1) Presented net of tenant improvement allowances of $1.7 million and purchase accounting fair value adjustments of $2.8 million.

Lease costs during the three and nine months ended September 30, 2019 related to these leases were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$3,516	$10,488
Short-term lease cost	43	137
Finance lease cost:
Interest on lease liabilities	60	183
Amortization of right-of-use asset	56	169
Sublease income	(562)	(1,123)
Net lease cost	$3,113	$9,854

Rent expense related to leases during the three and nine months ended September 30, 2018 was $3.1 million and $9.4 million, respectively.

Cash flows related to leases during the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating cash flows related to operating leases	$3,432	$10,193
Operating cash flows related to finance leases	60	183
Financing cash flows related to finance leases	57	168

Lease liabilities are determined based on lease term discounted at an effective rate of interest. Certain lease agreements contain renewal options which are considered in the determination of the lease term if they are deemed reasonably certain to be exercised. Discount rates used to determine the present value of lease payments are based on secured borrowing rates as of the commencement date of the lease. The following table presents the weighted average remaining lease term and weighted average discount rate used to determine lease liabilities at September 30, 2019 (in thousands):

September 30, 2019
Weighted average remaining lease term:
Operating leases	10.41 years
Finance leases	9.09 years
Weighted average discount rate:
Operating leases	3.28%
Finance leases	7.22%

The following table presents a maturity analysis of undiscounted cash flows due under operating leases and finance leases and a reconciliation to total operating lease liabilities and finance lease liabilities at September 30, 2019 (in thousands):

	Operating Leases	Finance Leases
2019 (1)	$3,403	$118
2020	12,992	470
2021	12,383	470
2022	10,619	470
2023	9,768	479
Thereafter	50,329	2,548
	99,494	4,555
Less: Imputed interest	(17,344)	(1,253)
Total lease liabilities	$82,150	$3,302

(1) Includes the period from October 1, 2019 through December 31, 2019.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at September 30, 2019 and December 31, 2018 and our results of operations for the three and nine months ended September 30, 2019 and 2018. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein and the risk factors discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and the other reports we have filed with the Securities and Exchange Commission since we filed such 10-Q.

Overview

Our diluted net income per common share for the three and nine months ended September 30, 2019 was $1.44 and $3.97, respectively, compared to $1.21 and $3.41, respectively, for the same periods in 2018. At September 30, 2019, loans had increased to $19.3 billion, as compared to $17.7 billion at December 31, 2018, and total deposits increased to $20.0 billion at September 30, 2019 from $18.8 billion at December 31, 2018.

Results of Operations.  Our net interest income increased to $195.8 million and $572.0 million, respectively, for the three and nine months ended September 30, 2019 compared to $189.4 million and $546.1 million, respectively, for the same periods in the prior year, representing increases of $6.4 million and $25.8 million, respectively. For the three and nine months ended September 30, 2019 when compared to the comparable periods in 2018, these increases were largely the result of organic loan growth during the comparable periods. The net interest margin (the ratio of net interest income to average earning assets) for the three and nine months ended September 30, 2019 was 3.43% and 3.51%, respectively, compared to 3.65% and 3.70%, respectively, for the same periods in 2018 and reflects the competitive rate environments for loans and deposits in our markets, the decline in short-term interest rates and for the nine months ended September 30, 2019 declining levels of positive impact from purchase accounting.

Our provision for loan losses was $8.3 million and $22.6 million, respectively, for the three and nine months ended September 30, 2019 compared to $8.7 million and $25.1 million, respectively, for the same periods in 2018. Net charge-offs were $4.9 million and $12.6 million, respectively, for the three and nine months ended September 30, 2019 compared to $4.4 million and $12.3 million for the same periods in 2018.
At September 30, 2019, our allowance for loan losses as a percentage of total loans was 0.48% compared to 0.47% at December 31, 2018. The slight increase in the allowance as a percentage of total loans is primarily attributable to provision expense related to organic loan growth during the first nine months of 2019.

Noninterest income increased by $31.1 million, or 60.5%, and $60.8 million, or 42.3%, respectively, during the three and nine months ended September 30, 2019 compared to the same periods in 2018. The significant portion of the growth in noninterest income was attributable to an increase in income from our equity method investment in BHG which was $32.2 million and $77.8 million, respectively, for the three and nine months ended September 30, 2019 compared to $14.2 million and $33.3 million, respectively, for the same periods in the prior year. Gains on mortgage loans sold, net, increased by $3.5 million and $6.9 million, respectively, for the three and nine months ended September 30, 2019 as compared to the same periods in the prior year, largely due to the interest rate environment and customer demand in the markets in which we operate. Also impacting noninterest income in the three and nine months ended September 30, 2019, were $417,000 in net gains and $6.0 million in net losses, respectively, on sales of securities compared to $11,000 in net gains on the sales of securities during the three months ended September 30, 2018 and $41,000 in net gains on sales of securities during the nine months ended September 30, 2018. Other noninterest income increased during the three and nine months ended September 30, 2019 by $7.5 million and $11.7 million, of which $1.2 million and $3.8 million, respectively, was attributed to increased earnings related to bank owned life insurance, $1.5 million and $1.8 million, respectively, was attributable to revenues associated with customer back-to-back swap transactions, while the remaining increase was realized throughout our other fee revenue lines of business in both periods. Additionally, during the nine months ended September 30, 2019, we incurred a $1.5 million loss from the sale of our remaining non-prime automobile portfolio to finalize our exit from that business.
Noninterest expense increased by $19.0 million, or 16.6%, and $41.2 million, or 12.4%, respectively, during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. Impacting noninterest expenses during the three and nine months ended September 30, 2019, was an increase in our associate base in the first nine months of 2019 versus the first nine months of 2018 and the resulting increase in salaries and employment benefits expense of $16.8 million and $35.0 million for the three and nine months ended September 30, 2019 as compared to the same periods in the prior year. A portion of the increase for the nine months ended September 30, 2019 is attributable in part to a $3.2 million non-cash impairment charge related to the proposed consolidation of five offices across the firm's footprint as well as a $2.4 million write-down of facilities and land acquired in the BNC acquisition that previously had been held for potential expansion, both of which were recorded in the second quarter of 2019.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 47.7% and 48.3%, respectively, for the three and nine months ended September 30, 2019 compared to 47.3% and 48.3%, respectively, for the same periods in 2018. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.
During the three and nine months ended September 30, 2019, we recorded income tax expense of $26.7 million and $74.2 million, respectively, compared to $24.4 million and $67.1 million, respectively, for the three and nine months ended September 30, 2018. Our effective tax rate for the three and nine months ended September 30, 2019 was 19.5% and 19.6% compared to 20.7% and 20.3%, respectively, for the three and nine months ended September 30, 2018. Our tax rate was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in the recognition of tax benefits of $131,000 and $832,000, respectively, for the three and nine months ended September 30, 2019 compared to tax benefits of $199,000 and $3.0 million, respectively, for the three and nine months ended September 30, 2018.
Financial Condition.  Net loans increased $1.6 billion, or 9.3%, during the nine months ended September 30, 2019, when compared to December 31, 2018, due to continued economic growth in our core markets, increases in the number of relationship advisors we employ, loans acquired in our acquisition of Advocate Capital and continued focus on attracting new customers to our company. Total deposits were $20.0 billion at September 30, 2019, compared to $18.8 billion at December 31, 2018, an increase of $1.2 billion, or 6.1%.
Capital and Liquidity. At September 30, 2019 and December 31, 2018, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At September 30, 2019, we had approximately $199.0 million of cash at the parent company, of which $80.0 million is expected to be utilized to redeem subordinated debt instruments on or around January 1, 2020 that were issued by companies we have acquired. The increase in our cash balances at September 30, 2019 from December 31, 2018 is mainly due to receipt of the net proceeds from the $300 million subordinated notes offering effected in September. The remainder of the cash is available to be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as the $300 million subordinated debt offering issued during the third quarter of 2019 as well as an established line of credit with another bank that can be utilized, subject to the terms and conditions thereof, to provide up to $75 million of additional capital support to Pinnacle Bank and for other matters, if needed. We also have the ability to issue equity or debt securities from time to time as we have done in the past to support the capital needs of Pinnacle Bank and periodically evaluate capital markets conditions to identify opportunistic times to access those markets.
On November 13, 2018, we announced that our board of directors had authorized a share repurchase program for up to $100.0 million of our outstanding common stock. The repurchase program is scheduled to expire upon the earlier of our repurchase of shares of our common stock having an aggregate purchase price of $100.0 million and December 31, 2019. During the nine months ended September 30, 2019, we repurchased 873,505 shares of our common stock at a weighted average price of $55.48 and an aggregate cost of $48.5 million. In aggregate, we have repurchased approximately 1.3 million shares, for approximately $69.2 million at a weighted average share price of $54.08 under this share repurchase program through September 30, 2019.
On October 15, 2019, we announced that our board of directors had authorized an additional share repurchase program for up to $100.0 million of our outstanding common stock after completion of the previously announced program. The repurchase program announced on October 15, 2019 is scheduled to expire upon the earlier of our repurchase of shares of our outstanding common stock having an aggregate purchase price of $100.0 million and December 31, 2020.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (2018 10-K).

Results of Operations
The following is a summary of our results of operations (dollars in thousands, except per share data):

	Three months ended September 30,		2019 - 2018 Percent	Nine Months Ended September 30,		2019 - 2018 Percent
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Interest income	$275,749	$248,110	11.1%	$799,483	$690,622	15.8%
Interest expense	79,943	58,690	36.2%	227,513	144,495	57.5%
Net interest income	195,806	189,420	3.4%	571,970	546,127	4.7%
Provision for loan losses	8,260	8,725	(5.3)%	22,639	25,058	(9.7)%
Net interest income after provision for loan losses	187,546	180,695	3.8%	549,331	521,069	5.4%
Noninterest income	82,619	51,478	60.5%	204,364	143,600	42.3%
Noninterest expense	132,941	113,990	16.6%	374,678	333,478	12.4%
Net income before income taxes	137,224	118,183	16.1%	379,017	331,191	14.4%
Income tax expense	26,703	24,436	9.3%	74,215	67,069	10.7%
Net income	$110,521	$93,747	17.9%	$304,802	$264,122	15.4%

Basic net income per common share	$1.45	$1.22	18.9%	$3.99	$3.42	16.7%

Diluted net income per common share	$1.44	$1.21	19.0%	$3.97	$3.41	16.4%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $195.8 million and $572.0 million, respectively, for the three and nine months ended September 30, 2019, an increase of $6.4 million and $25.8 million, respectively, from the levels recorded in the same periods of 2018. This increase was attributable to organic growth in our loan portfolio, the impact of the loans we acquired in connection with our acquisition of Advocate Capital and an increase in the interest rates we receive on interest earning assets (including the Advocate Capital loans), offset in part by increases in the volume and the rates we pay on deposits and our other funding sources.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)(2)	$19,216,835	$247,147	5.21%	$17,259,139	$221,901	5.15%
Securities:
Taxable	1,712,265	10,655	2.47%	1,803,104	12,209	2.69%
Tax-exempt (2)	1,795,098	13,313	3.51%	1,272,529	10,074	3.72%
Federal funds sold and other	802,326	4,634	2.29%	647,728	3,926	2.40%
Total interest-earning assets	23,526,524	$275,749	4.78%	20,982,500	$248,110	4.76%
Nonearning assets
Intangible assets	1,866,223			1,857,413
Other nonearning assets	1,741,416			1,285,138
Total assets	$27,134,163			$24,125,051

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	3,237,155	9,517	1.17%	3,076,025	7,843	1.01%
Savings and money market	7,614,558	27,303	1.42%	7,284,373	21,125	1.15%
Time	4,351,473	25,711	2.34%	3,421,451	15,204	1.76%
Total interest-bearing deposits	15,203,186	62,531	1.63%	13,781,849	44,172	1.27%
Securities sold under agreements to repurchase	134,197	152	0.45%	146,864	165	0.44%
Federal Home Loan Bank advances	2,136,928	11,591	2.15%	1,497,511	8,171	2.16%
Subordinated debt and other borrowings	533,194	5,669	4.22%	468,990	6,182	5.29%
Total interest-bearing liabilities	18,007,505	79,943	1.76%	15,895,214	58,690	1.46%
Noninterest-bearing deposits	4,574,821	—	0.00%	4,330,917	—	0.00%
Total deposits and interest-bearing liabilities	22,582,326	$79,943	1.40%	20,226,131	$58,690	1.15%
Other liabilities	286,831			24,490
Stockholders' equity	4,265,006			3,874,430
Total liabilities and stockholders' equity	$27,134,163			$24,125,051
Net interest income		$195,806			$189,420
Net interest spread (3)			3.02%			3.30%
Net interest margin (4)			3.43%			3.65%
(1) Average balances of nonaccrual loans are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $7.5 million of taxable equivalent income for the three months ended September 30, 2019 compared to $3.8 million for the three months ended September 30, 2018. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended September 30, 2019 would have been 3.37% compared to a net interest spread of 3.61% for the three months ended September 30, 2018.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)(2)	$18,593,509	$714,179	5.23%	$16,653,548	$621,873	5.04%
Securities:
Taxable	1,779,512	36,438	2.74%	1,796,816	35,179	2.62%
Tax-exempt (2)	1,628,742	37,541	3.67%	1,162,587	25,709	3.51%
Federal funds sold and other	602,148	11,325	2.51%	476,219	7,861	2.21%
Total interest-earning assets	22,603,911	$799,483	4.85%	20,089,170	$690,622	4.66%
Nonearning assets
Intangible assets	1,856,324			1,860,649
Other nonearning assets	1,580,762			1,246,081
Total assets	$26,040,997			$23,195,900

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	3,173,228	28,145	1.19%	3,008,696	19,336	0.86%
Savings and money market	7,503,407	80,587	1.44%	6,850,249	49,294	0.96%
Time	3,937,486	67,004	2.28%	2,960,055	32,290	1.46%
Total interest-bearing deposits	14,614,121	175,736	1.61%	12,819,000	100,920	1.05%
Securities sold under agreements to repurchase	120,346	439	0.49%	133,489	438	0.44%
Federal Home Loan Bank advances	2,076,647	33,107	2.13%	1,655,222	24,867	2.01%
Subordinated debt and other borrowings	491,384	18,231	4.96%	470,564	18,270	5.19%
Total interest-bearing liabilities	17,302,498	227,513	1.76%	15,078,275	144,495	1.28%
Noninterest-bearing deposits	4,391,400	—	—	4,301,952	—	0.00%
Total deposits and interest-bearing liabilities	21,693,898	$227,513	1.40%	19,380,227	$144,495	1.00%
Other liabilities	212,813			14,145
Stockholders' equity	4,134,286			3,801,528
Total liabilities and stockholders' equity	$26,040,997			$23,195,900
Net interest income		$571,970			$546,127
Net interest spread (3)			3.09%			3.38%
Net interest margin (4)			3.51%			3.70%
(1) Average balances of nonaccrual loans are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $20.9 million of taxable equivalent income for the nine months ended September 30, 2019 compared to $10.4 million for the nine months ended September 30, 2018. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the nine months ended September 30, 2019 would have been 3.45% compared to a net interest spread of 3.67% for the nine months ended September 30, 2018.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three and nine months ended September 30, 2019, our net interest margin was 3.43% and 3.51%, respectively, compared to 3.65% and 3.70%, respectively, for the three and nine months ended September 30, 2018. Although our net interest margin for the three and nine-month periods ended September 30, 2019 was positively impacted by yield expansion in our earning asset portfolio (including as a result of our acquisition of Advocate Capital) and growth in interest-earning assets, these increases were offset by increases in our total funding costs and declining levels of positive impact from purchase accounting. During the three and nine months ended September 30, 2019, our earning asset yield increased by 2 basis points and 19 basis points, respectively, from the same periods in the prior year. However, our total funding rates increased by 25 basis points and 40 basis points, respectively, compared to the three and nine months ended September 30, 2018, outpacing the growth in our yields on earning assets. The increase in our funding costs was primarily caused by increased competition and increased use of and associated borrowing costs for noncore funding.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Pricing for creditworthy borrowers and meaningful depositors is very competitive in our markets and this competition has adversely impacted, and may continue to adversely impact, our margins. We anticipate that this challenging competitive environment will continue during the remainder of 2019 and into 2020. We also expect the positive impact of purchase accounting on our net interest income will lessen in future periods, which will negatively affect our net interest margin in the remainder of 2019 and into 2020. Though we have sought to mitigate the negative impact that reductions in short-term interest rates would have on our net interest margin through restructuring a portion of our investment securities portfolio, purchasing a loan interest rate floor, and unwinding fixed-to-floating loan interest rate swaps, short-term interest rate cuts like those recently announced by the Federal Reserve, will likely continue to negatively impact our net interest margin particularly if we are not able to fully lower our funding costs on our deposit products as quickly and meaningfully as yields decline on our earning assets. Our net interest margin could additionally be impacted by future interest rate cuts. Though we believe our net interest margin may decrease slightly for the remainder of 2019, we believe our net interest income should continue to increase in the fourth quarter of 2019 as compared to the comparable period in 2018 primarily due to increased average earning asset volumes, primarily loans. We seek to fund these increased loan volumes by growing our core deposits, but will utilize noncore funding to fund shortfalls, if any. To the extent that our dependence on noncore funding sources increases during the remainder of 2019 our net interest margin would likely be negatively impacted as we may not be able to reduce the rates we pay on these deposits as quickly as we can on core deposits.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $8.3 million and $22.6 million, respectively, for the three and nine months ended September 30, 2019 compared to $8.7 million and $25.1 million, respectively, for the three and nine months ended September 30, 2018. Provision expense is impacted primarily by organic loan growth in our loan portfolio and by our internal assessment of the credit quality of the loan portfolio and net charge-offs. Provision expense in the first nine months of 2019 reflected charge-offs primarily related to non-prime automobile loans and commercial losses on loans to borrowers in a variety of industries.

Our allowance for loan losses reflects an amount deemed appropriate to adequately cover probable losses inherent in the loan portfolio based on our allowance for loan losses assessment methodology. At September 30, 2019, our allowance for loan losses as a percentage of total loans was 0.48%, up slightly from 0.47% at December 31, 2018. The slight increase in the allowance as a percentage of total loans is primarily attributable to provision expense associated with organic loan growth as our acquired loans, with remaining purchase accounting discounts associated with them, become less impactful to our portfolio mix. The absolute level of our allowance for loan losses is largely driven by continued favorable credit experience in our larger portfolios and we believe it is supported by the strong economies presently in place in the markets in which we operate.

Noninterest Income.  Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods. Service charges on deposit accounts and other noninterest income generally reflect customer growth trends, while fees from our wealth management departments, gains on mortgage loans sold, gains and losses on the sale of securities and gains or losses related to our efforts to mitigate risks associated with interest rate volatility will often reflect financial market conditions and fluctuate from period to period.

The following is a summary of our noninterest income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		2019 - 2018 Percent	Nine Months Ended September 30,		2019 - 2018 Percent
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$10,193	$9,972	2.2%	$27,675	$26,333	5.1%
Investment services	6,270	5,450	15.0%	17,607	15,817	11.3%
Insurance sales commissions	2,252	2,126	5.9%	7,327	7,293	0.5%
Gains on mortgage loans sold, net	7,402	3,902	89.7%	18,291	11,423	60.1%
Investment gains and losses on sales, net	417	11	NM	(6,009)	41	NM
Trust fees	3,593	3,087	16.4%	10,349	9,768	5.9%
Income from equity method investment	32,248	14,236	126.5%	77,799	33,286	133.7%
Other noninterest income:
Interchange and other consumer fees	9,597	7,112	34.9%	26,199	20,603	27.2%
Bank-owned life insurance	4,558	3,397	34.2%	12,853	9,043	42.1%
Loan swap fees	2,250	733	207.0%	3,811	1,989	91.6%
SBA loan sales	1,168	565	106.7%	2,913	3,410	(14.6)%
Gain (loss) on other equity investments	584	(85)	NM	2,198	2,216	(0.8)%
Other noninterest income	2,087	972	114.7%	3,351	2,378	40.9%
Total other noninterest income	20,244	12,694	59.5%	51,325	39,639	29.5%
Total noninterest income	$82,619	$51,478	60.5%	$204,364	$143,600	42.3%

The increase in service charges on deposit accounts in the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts resulting from organic growth.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three and nine months ended September 30, 2019, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, increased by $820,000 and $1.8 million, respectively, compared to the three and nine months ended September 30, 2018. At September 30, 2019 and 2018, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $4.4 billion and $4.0 billion, respectively, in brokerage assets. Revenues from the sale of insurance products by our insurance subsidiaries for the three and nine months ended September 30, 2019 increased by $126,000 and $34,000, respectively, compared to the same periods in the prior year. Included in insurance revenues for the nine months ended September 30, 2019 was $884,000 of contingent income received in the first nine months of 2019 that was based on 2018 sales production and claims experience compared to $1.0 million recorded in the same period in the prior year. Additionally, at September 30, 2019, our trust department was receiving fees on approximately $2.5 billion of managed assets compared to $2.1 billion at September 30, 2018, reflecting organic growth and increased market valuations. The growth in our wealth management businesses is attributable to our expanded distribution platform in our Carolina and Virginia markets as well as the addition of associates in our legacy Tennessee markets.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $7.4 million and $18.3 million, respectively, for the three and nine months ended September 30, 2019 compared to $3.9 million and $11.4 million, respectively, for the same periods in the prior year. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. There is positive correlation between the dollar amount of the mortgage pipeline and the value of this hedge. Therefore, the change in the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At September 30, 2019, the mortgage pipeline included $168.9 million in loans expected to close in 2019 compared to $118.6 million in loans at September 30, 2018 expected to close in 2018.

Investment gains and losses on sales, net represent the net gains and losses on sales of investment securities in our available-for-sale securities portfolio during the periods noted. During the nine months ended September 30, 2019, we sold approximately $626.1 million of securities for a net loss of $6.0 million as we sought to reposition a portion of our securities portfolio for a declining rate environment compared to the nine months ended September 30, 2018 where we sold approximately $22.7 million of securities for a net gain of $41,000.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased in the three and nine months ended September 30, 2019 as a result of increased debit and credit card transactions as compared to the comparable periods in 2018 resulting from organic growth. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $4.6 million and $12.9 million, respectively, for the three and nine months ended September 30, 2019 compared to $3.4 million and $9.0 million, respectively, for the three and nine months ended September 30, 2018. The increase in earnings on these bank-owned life insurance policies resulted primarily from the purchase of $100.0 million of new policies during 2018 and $110.0 million of new policies purchased in the first nine months of 2019. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. Loan swap fees increased by $1.5 million and $1.8 million during the three and nine months ended September 30, 2019 as compared to the same periods in 2018 due primarily to reduced third party fees and an increase in the volume of activity resulting from the current interest rate environment. SBA loan sales are also included in other noninterest income and fluctuate based on the current market environment. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers.

Income from equity-method investment. Income from equity-method investment is comprised solely of income from our 49% equity-method investment in BHG. Income from this equity-method investment was $32.2 million and $77.8 million, respectively, for the three and nine months ended September 30, 2019 compared to $14.2 million and $33.3 million, respectively, for the same periods last year. The increased level of contribution we have experienced from BHG in the three and nine months ended September 30, 2019 when compared to the comparable periods in 2018 reflects the positive results BHG has experienced as a result of enhancements to its business model, including its marketing efforts. Historically, BHG has sold the majority of the loans its originates to a network of bank purchasers though a combination of online auctions, direct sales and its direct purchase option. Throughout 2019, BHG has been retaining more loans on its balance sheet than historically had been the case in recent years. This change in its business model is likely to reduce BHG's revenue in 2019 and 2020 compared to what it would have recognized had it continued to sell a larger percentage of its loans to its bank network of purchasers. We believe, however, over time this practice should produce a less volatile revenue stream than its gain on sale model going forward so long as credit losses remain in line with historical experience.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets of $475,000 and $1.4 million, respectively, for the three and nine months ended September 30, 2019 compared to $693,000 and $2.1 million, respectively, for the three and nine months ended September 30, 2018. At September 30, 2019, there were $9.2 million of these intangible assets which will be amortized in lesser amounts over the next 16 years.  Also included in income from equity-method investment, is accretion income associated with the fair valuation of certain of BHG's liabilities of $630,000 and $2.0 million, respectively, for the three and nine months ended September 30, 2019, compared to $719,000 and $2.2 million, respectively, for the three and nine months ended September 30, 2018. At September 30, 2019, there were $5.4 million of these liabilities which will accrete into income in lesser amounts over the next 7 years.

During the three and nine months ended September 30, 2019, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $9.0 million and $49.9 million, respectively, in the aggregate compared to $10.2 million and $33.7 million, respectively, for the same periods in the prior year, which reduced the carrying amount of our investment in BHG, while earnings from BHG during such periods increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. No loans were purchased from BHG by Pinnacle Bank for the nine month periods ended September 30, 2019 or 2018, respectively. Earnings from BHG may fluctuate from period-to-period.

As our ownership interest in BHG is 49%, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity method investment in noninterest income. For the three and nine months ended September 30, 2019, BHG reported $108.8 million and $279.6 million, respectively, in revenues, net of substitution losses of $13.6 million and $38.7 million, respectively, compared to revenues of $59.1 million and $151.9 million, respectively, for the three and nine months ended September 30, 2018, net of substitution losses of $12.1 million and $33.9 million, respectively.

Approximately $89.4 million and $228.7 million, respectively, of BHG's revenues for the three and nine months ended September 30, 2019 related to gains on the sale of commercial loans BHG had previously issued compared to $46.7 million and $120.8 million, respectively, for the three and nine months ended September 30, 2018. BHG refers to this activity as its core product. BHG typically funds these loans from cash reserves on its balance sheet. Subsequent to origination, these core product loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan. The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model.

At September 30, 2019 and September 30, 2018, there were $2.4 billion and $1.8 billion, respectively, in core product loans previously sold by BHG that were being actively serviced by BHG's bank network of purchasers. Traditionally, BHG, at its sole option, may also provide purchasers of these core product loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. This substitution is subject to the purchaser having adhered to the standards of its purchase agreement with BHG. Additionally, all substitutions are subject to the approval by BHG's board of managers. As a result, the reacquired loans are deemed purchased credit impaired and recorded on BHG's balance sheet at the net present value of the loan's anticipated cash flows.  BHG will then initiate collection efforts and attempt to restore the reacquired loan to performing status. As a result, BHG maintained a liability as of September 30, 2019 and 2018 of $117.9 million and $85.0 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution. This liability represents 4.9% and 4.7% of core product loans previously sold by BHG that remain outstanding as of September 30, 2019 and 2018, respectively.

BHG will maintain loans on its balance sheet for a period of time prior to sale or transfer to a purchaser. Alternatively, BHG may elect to keep certain loans on its balance sheet through maturity. From time to time, BHG may hold a higher volume of these loans depending upon the timing of loan originations, their loan pipeline and market demand. Interest income and fees amounted to $16.0 million and $40.2 million, respectively, for the three and nine months ended September 30, 2019 compared to $9.3 million and $23.1 million, respectively, for the three and nine months ended September 30, 2018.

BHG also sometimes refers loans to other lenders and, based on an agreement with the lender, earns a fee for doing so. Typically, these are loans that BHG believes would either be classified as consumer-type loans rather than commercial loans, the loans fail to meet the credit underwriting standards of BHG but another lender will accept the loans or are loans to borrowers in certain geographic locations where BHG has elected not to do business. For the three and nine months ended September 30, 2019, BHG recognized fee income of $579,000 and $1.7 million, respectively, compared to $378,000 and $962,000, respectively, for the same periods in the prior year related to these activities.

Recently, BHG has expanded its operations to include commercial lending to other professional service firms such as attorneys, accountants and others. Through subsidiaries that it owns, it also has expanded into patient financing, which involves loans to individuals to finance medical expenses, particularly those to patients with high deductible health plans.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses. The following is a summary of our noninterest expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		2019 - 2018 Percent	Nine Months Ended September 30,		2019 - 2018 Percent
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$47,369	$41,024	15.5%	$137,050	$119,264	14.9%
Commissions	3,637	3,011	20.8%	10,001	9,188	8.8%
Cash and equity incentives	23,631	14,505	62.9%	50,954	35,908	41.9%
Employee benefits and other	11,282	10,577	6.7%	33,910	32,588	4.1%
Total salaries and employee benefits	85,919	69,117	24.3%	231,915	196,948	17.8%
Equipment and occupancy	20,348	19,252	5.7%	63,523	55,203	15.1%
Other real estate expense, net	655	67	NM	3,424	92	NM
Marketing and other business development	2,723	3,293	(17.3%)	8,953	8,084	10.7%
Postage and supplies	1,766	1,654	6.8%	5,737	5,984	(4.1%)
Amortization of intangibles	2,430	2,616	(7.1%)	7,012	7,973	(12.1%)
Merger-related expense	—	—	—%	—	8,259	(100.0%)
Other noninterest expense:
Deposit related expense	4,773	5,982	(20.2%)	14,189	17,735	(20.0%)
Lending related expense	7,075	5,664	24.9%	17,770	14,267	24.6%
Wealth management related expense	426	433	(1.6%)	1,566	1,420	10.3%
Other noninterest expense	6,826	5,912	15.5%	20,589	17,513	17.6%
Total other noninterest expense	$19,100	$17,991	6.2%	$54,114	$50,935	6.2%
Total noninterest expense	$132,941	$113,990	16.6%	$374,678	$333,478	12.4%

Total salaries and employee benefits expenses increased approximately $16.8 million and $35.0 million, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in 2018, primarily as a result of increases in our associate base and as the result of our annual merit increases that are effective on January 1 of each year. At September 30, 2019, our associate base was 2,456.0 full-time equivalent associates as compared to 2,249.5 at September 30, 2018. We expect salary and benefit expenses will continue to rise as a result of our intention to continue our practice of hiring experienced bankers and other associates across our franchise.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our bank's associates participate in our equity compensation plans. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of revenues and earnings (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. Through the third quarter of 2019, we have accrued incentive costs for the cash incentive plan in 2019 at approximately 115% of our targeted awards.

Also included in employee benefits and other expense for the three and nine months ended September 30, 2019 were approximately $5.0 million and $15.1 million, respectively, of compensation expenses related to equity-based awards for restricted shares or restricted share units, including those with performance-based vesting criteria, compared to $4.5 million and $13.3 million, respectively, for the three and nine months ended September 30, 2018. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. Our compensation expense associated with equity awards for the three and nine months ended September 30, 2019 increased when compared to the three and nine months ended September 30, 2018. Key drivers of this increase were the first-time inclusion of our associates hired through our acquisition of BNC in our annual associate grant in January of 2019 as well as additional associates we have hired throughout our footprint as well as increased performance-based awards to senior management. We expect our compensation expense associated with equity awards to continue to increase during the remainder of 2019 when compared to 2018 as a result of the increased number of associates and our intention to hire additional experienced financial advisors during the remainder of 2019.

Employee benefits and other expenses were $11.3 million and $33.9 million, respectively, for the three and nine months ended September 30, 2019 compared to $10.6 million and $32.6 million, respectively, for the three and nine months ended September 30, 2018 and include costs associated with our 401k plan, health insurance and payroll taxes.

Equipment and occupancy expenses for the three and nine months ended September 30, 2019 increased $1.1 million and $8.3 million, respectively, to $20.3 million and $63.5 million, respectively, as compared to the same periods in the prior year. Included in the nine months ended September 30, 2019 increase was a $3.2 million non-cash impairment charge incurred during the second quarter of 2019 related to the proposed consolidation of five offices across our footprint. Additionally, we experienced increased expenses associated with technology improvements to enhance the infrastructure of our firm during the comparable periods and expect to incur additional costs in future periods as we continue to enhance our technology infrastructure.

Other real estate income and expenses for the three and nine months ended September 30, 2019 increased $588,000 and $3.3 million, respectively, to $655,000 and $3.4 million, respectively, as compared to the same periods in the prior year. Included in the nine months ended was a $2.4 million write-down in the second quarter of 2019 of facilities and land acquired in the BNC acquisition that previously had been held for potential expansion.

Marketing and business development expense for the three and nine months ended September 30, 2019 was $2.7 million and $9.0 million, respectively, compared to $3.3 million and $8.1 million, respectively, for the three and nine months ended September 30, 2018. The primary source of the increase for the nine months ended September 30, 2019 as compared to 2018 is the associated marketing and business development expenses necessary to support the growth of our firm across our entire footprint in Tennessee, the Carolinas and Virginia.

Intangible amortization expense was $2.4 million and $7.0 million, respectively, for the three and nine months ended September 30, 2019 compared to $2.6 million and $8.0 million, respectively, for the same periods in 2018. The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives at September 30, 2019:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
CapitalMark	2015	$6.2	7	$1.0
Magna Bank	2015	3.2	6	0.3
Avenue	2016	8.8	9	3.6
BNC	2017	48.1	10	32.2
Book of Business Intangible:
Miller Loughry Beach Insurance	2008	$1.3	20	$0.3
CapitalMark	2015	0.3	16	0.1
BNC Insurance	2017	0.4	20	0.3
BNC Trust	2017	1.9	10	1.5

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense of these intangibles is estimated to decrease from $7.9 million to $4.4 million per year over the next 5 years with lesser amounts for the remaining amortization period.

No merger-related expenses were recorded during the three and nine months ended September 30, 2019. Merger-related expenses were $8.3 million for the nine months ended September 30, 2018. There were no merger-related expenses for the three months ended September 30, 2018. Merger-related expenses incurred for the nine months ended September 30, 2018 were associated with our merger with BNC and were inclusive of costs associated with associate retention packages and cultural and technology integrations.

Other noninterest expenses, which consists primarily of deposit, lending, wealth management and administrative expenses increased by $1.1 million and $3.2 million, respectively, between the three and nine months ended September 30, 2019 when compared to the three and nine months ended September 30, 2018. Deposit related expense decreased by $1.2 million and $3.5 million, respectively, during the three and nine months ended September 30, 2019 when compared to the same periods in 2018. This decrease is primarily attributable to decreases in FDIC insurance premiums of $2.0 million and $4.4 million, respectively, in the three and nine months ended September 30, 2019 compared to the same periods in 2018 as a result of the elimination of the large bank surcharge during these periods. Lending and wealth management related expenses each increased during the nine months ended September 30, 2019 when compared to the same period in 2018. These increases are directly correlated with increased lending and wealth management activities during the nine months ended September 30, 2019. Total other noninterest expenses increased by $914,000 and $3.1 million, respectively, during the three and nine months ended September 30, 2019 when compared to the same periods in 2018. These increases are due to a variety of factors and include increases in audit, legal and consulting fees and increased regulatory exam fees.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 47.7% and 48.3%, respectively, for the three and nine months ended September 30, 2019 compared to 47.3% and 48.3%, respectively, for the three and nine months ended September 30, 2018. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the nine months ended September 30, 2019 compared to the same period in 2018 was negatively impacted by a $1.5 million loss on the sale of our non-prime automobile portfolio, a $2.4 million write-down of facilities and land acquired in the BNC acquisition that previously had been held for potential expansion, a $3.2 million non-cash impairment charge related to the proposed consolidation of five offices across our footprint. Net gains and losses on sales of securities impacted our efficiency ratios in both the 2018 and 2019 periods. Increased revenue from increased interest earning assets in the 2019 periods over the 2018 periods and the absence of merger-related expenses in 2019 positively impacted our efficiency ratio in the 2019 periods when compared to 2018 periods.

Income Taxes. During the three and nine months ended September 30, 2019, we recorded income tax expense of $26.7 million and $74.2 million, respectively, compared to $24.4 million and $67.1 million, respectively, for the three and nine months ended September 30, 2018. Our effective tax rate for the three and nine months ended September 30, 2019 was 19.5% and 19.6%, respectively, compared to 20.7% and 20.3%, respectively, for the three and nine months ended September 30, 2018. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 26.14% primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Income tax expense is also impacted by the vesting of restricted share awards and the exercise of employee stock options, which expense or benefit is recorded as a discrete item as a component of total income tax, the amount of which is dependent upon the change in the grant date fair value and the vest date fair value of the underlying award. Accordingly, we recognized tax benefits of $131,000 and $832,000, respectively, for the three and nine months ended September 30, 2019 compared to tax benefits of $199,000 and $3.0 million, respectively, for the three and nine months ended September 30, 2018 related to the vesting and exercise of equity-based awards during those periods.

Financial Condition

Our consolidated balance sheet at September 30, 2019 reflects an increase in total loans outstanding to $19.3 billion compared to $17.7 billion at December 31, 2018. Total deposits increased by $1.2 billion between December 31, 2018 and September 30, 2019. Total assets were $27.5 billion at September 30, 2019 compared to $25.0 billion at December 31, 2018.

Loans.  The composition of loans at September 30, 2019 and at December 31, 2018 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial real estate – mortgage	$7,709,245	39.9%	$7,164,954	40.4%
Consumer real estate – mortgage	3,025,502	15.6%	2,844,447	16.1%
Construction and land development	2,253,303	11.6%	2,072,455	11.7%
Commercial and industrial	5,891,038	30.5%	5,271,421	29.8%
Consumer and other	466,554	2.4%	354,272	2.0%
Total loans	$19,345,642	100.0%	$17,707,549	100.0%

The composition of our loan portfolio changed with our acquisition of BNC in 2017, which focused more on commercial real estate lending, including construction, than we did in our legacy Tennessee markets, where our focus was on commercial and industrial lending. As we intend to focus on growth of the commercial and industrial segment in our expanded footprint, we continue to believe our commercial and industrial portfolio will again become a more substantial portion of our total loan portfolio.

The commercial real estate – mortgage category includes owner-occupied commercial real estate loans. At September 30, 2019, approximately 33.7% of the outstanding principal balance of our commercial real estate - mortgage loans was secured by owner-occupied commercial real estate properties, compared to 37.0% at December 31, 2018. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development loan segment continues to be a meaningful portion of our portfolio and reflects the development and growth of the local economies in which we operate and is diversified between commercial, residential and land.

Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At September 30, 2019 and December 31, 2018, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 79.9% and 85.2%, respectively. Construction and land development, non-owner occupied commercial real estate and multifamily loans as a percentage of total risk-based capital were 272.8% and 277.7% as of September 30, 2019 and December 31, 2018, respectively. The contribution to Pinnacle Bank of approximately $180 million of the net proceeds from the offering of the 2029 notes in the third quarter of 2019 resulted in increased capital at Pinnacle Bank, which contributed to the reduction in these ratios. Utilizing a portion of this capital contribution to redeem subordinated notes issued by Pinnacle Bank in the third quarter of 2020 could negatively impact these ratios and bring our ratios closer to the 100% and 300% guidelines. At September 30, 2019, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The following table classifies our fixed and variable rate loans at September 30, 2019 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (in thousands):

	Amounts at September 30, 2019			Percentage	Percentage
	Fixed Rates	Variable Rates	Totals	At September 30, 2019	At December 31, 2018
Based on contractual maturity:
Due within one year	$1,426,313	$2,568,460	$3,994,773	20.6%	18.9%
Due in one year to five years	5,143,553	4,582,389	9,725,942	50.3%	49.7%
Due after five years	2,762,453	2,862,474	5,624,927	29.1%	31.4%
Totals	$9,332,319	$10,013,323	$19,345,642	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$2,584,042	$2,584,042	13.4%	15.6%
Due within one year	1,426,313	6,781,428	8,207,741	42.4%	39.0%
Due in one year to five years	5,143,553	357,573	5,501,126	28.4%	28.8%
Due after five years	2,762,453	290,280	3,052,733	15.8%	16.6%
Totals	$9,332,319	$10,013,323	$19,345,642	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

Accruing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
Accruing loans past due 30 to 89 days:	2019	2018
Commercial real estate – mortgage	$12,294	$11,756
Consumer real estate – mortgage	9,051	18,059
Construction and land development	2,005	3,759
Commercial and industrial	16,524	21,451
Consumer and other	3,266	3,276
Total accruing loans past due 30 to 89 days	$43,140	$58,301

Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$—	$—
Consumer real estate – mortgage	773	—
Construction and land development	—	—
Commercial and industrial	1,077	1,082
Consumer and other	600	476
Total accruing loans past due 90 days or more	$2,450	$1,558

Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.23%	0.33%
Accruing loans past due 90 days or more as a percentage of total loans	0.01%	0.01%
Total accruing loans in past due status as a percentage of total loans	0.24%	0.34%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $254.0 million, or 1.3% of total loans at September 30, 2019, compared to $176.3 million, or 1.0% of total loans at December 31, 2018. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. The increase in potential problem loans at September 30, 2019 compared to December 31, 2018 is related to certain credits in our commercial and industrial portfolio representing various industries such as fiber optics, education and publishing. Approximately $9.0 million of potential problem loans were past due at least 30 days but less than 90 days as of September 30, 2019.

Nonperforming Assets and Troubled Debt Restructurings. At September 30, 2019, we had $103.3 million in nonperforming assets compared to $103.2 million at December 31, 2018. Included in nonperforming assets were $73.3 million in nonaccrual loans and $30.0 million in OREO and other nonperforming assets at September 30, 2019 and $87.8 million in nonaccrual loans and $15.4 million in OREO and other nonperforming assets at December 31, 2018. At September 30, 2019 and December 31, 2018, there were $5.8 million and $5.9 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio. As of September 30, 2019 and December 31, 2018, our allowance for loan losses was approximately $93.6 million and $83.6 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for loan losses is adjusted to an amount that our management deems appropriate to adequately cover the probable losses in the loan portfolio based on our allowance for loan loss methodology. Our allowance for loan losses as a percentage of total loans was 0.48% at September 30, 2019, up slightly from 0.47% at December 31, 2018. The absolute level of our allowance for loan losses is largely driven by continued favorable credit experience and we believe it is supported by the strong economies presently in place in the markets in which we operate.

Also impacting the overall balance of our allowance for loan losses is fair value accounting on our acquired loan portfolios as no allowance for loan losses is assigned to acquired loans as of the date of acquisition; however, an allowance for loan losses is recorded for purchased loans that have experienced credit deterioration subsequent to acquisition or increases in balances outstanding. At September 30, 2019, the remaining fair value discount for all acquired portfolios was $65.2 million, consisting of $5.7 million of nonaccretable discount attributable to purchased credit impaired loans and $59.5 million of accretable discount. For loans acquired in connection with our acquisitions, the calculation of the allowance for loan losses subsequent to the acquisition date is consistent with that utilized for our legacy loans. Our accounting policy is to compare the computed allowance for loan losses on purchased loans to the remaining fair value adjustment at the individual loan level. Generally the fair value adjustments are expected to accrete to interest income over the remaining contractual life of the underlying loans and decrease proportionately with the related loan balance.

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

As of September 30, 2019, net loans included a remaining net fair value discount of $65.2 million. For the nine months ended September 30, 2019, the net fair value discount changed as follows (in thousands):

	Accretable Yield	Nonaccretable Yield	Total
December 31, 2018	$(78,282)	$(17,394)	$(95,676)
Reclassification from nonaccretable to accretable	(7,505)	7,505	—
Year-to-date accretion and settlements	26,246	4,229	30,475
September 30, 2019	$(59,541)	$(5,660)	$(65,201)

The reclassification from nonaccretable to accretable discount on purchase credit impaired loans was attributable to the result of cash flow analyses performed on the individual loans to which the fair value discounts related.

The following table sets forth, based on management's estimate, the allocation of the allowance for loan losses to categories of loans as well as the unallocated portion as of September 30, 2019 and December 31, 2018 and the percentage of loans in each category to total loans (in thousands):

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial real estate - mortgage	$32,617	39.9%	$26,946	40.4%
Consumer real estate - mortgage	7,770	15.6%	7,670	16.1%
Construction and land development	11,874	11.6%	11,128	11.7%
Commercial and industrial	34,575	30.5%	31,731	29.8%
Consumer and other	4,304	2.4%	5,423	2.0%
Unallocated	2,507	NA	677	NA
Total allowance for loan losses	$93,647	100.0%	$83,575	100.0%

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2019 and for the year ended December 31, 2018 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	Nine Months Ended September 30, 2019	Year ended December 31, 2018
Balance at beginning of period	$83,575	$67,240
Provision for loan losses	22,639	34,377
Charged-off loans:
Commercial real estate – mortgage	(1,701)	(3,030)
Consumer real estate – mortgage	(1,124)	(1,593)
Construction and land development	(18)	(74)
Commercial and industrial	(13,842)	(13,175)
Consumer and other loans	(4,643)	(12,528)
Total charged-off loans	(21,328)	(30,400)
Recoveries of previously charged-off loans:
Commercial real estate – mortgage	1,173	2,096
Consumer real estate – mortgage	1,642	2,653
Construction and land development	238	1,863
Commercial and industrial	4,749	3,035
Consumer and other loans	959	2,711
Total recoveries of previously charged-off loans	8,761	12,358
Net charge-offs	(12,567)	(18,042)
Balance at end of period	$93,647	$83,575
Ratio of allowance for loan losses to total loans outstanding at end of period	0.48%	0.47%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.09%	0.11%

(1)Net charge-offs for the year-to-date period ended September 30, 2019 have been annualized.

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
Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of inherent losses existing in the loan portfolio at September 30, 2019. While our policies and procedures used to estimate the allowance for loan losses as well as the resultant provision for loan losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $3.6 billion and $3.3 billion at September 30, 2019 and December 31, 2018, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at September 30, 2019 and December 31, 2018 follows:

	September 30, 2019	December 31, 2018
Weighted average life	6.20 years	7.23 years
Effective duration*	4.44%	3.62%
Tax equivalent yield	3.20%	3.22%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of September 30, 2019 and December 31, 2018 was 5.53% and 4.82%, respectively.

Restricted Cash. Our restricted cash balances totaled approximately $157.5 million at September 30, 2019, compared to $65.5 million at December 31, 2018. This restricted cash is maintained at other financial institutions as collateral primarily for our derivative portfolio. The increase in restricted cash is attributable primarily to an increase in collateral requirements on certain derivative instruments for which the fair value has declined. See Note 8. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Deposits and Other Borrowings. We had approximately $20.0 billion of deposits at September 30, 2019 compared to $18.8 billion at December 31, 2018. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we routinely enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $95.4 million at September 30, 2019 and $104.7 million at December 31, 2018. Additionally, at September 30, 2019 and December 31, 2018, Pinnacle Bank had borrowed $2.1 billion and $1.4 billion, respectively, in advances from the Federal Home Loan Bank of Cincinnati (FHLB). At September 30, 2019, Pinnacle Bank also had approximately $2.4 billion in additional availability with the FHLB; however, incremental borrowings are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or noncore funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at September 30, 2019 and December 31, 2018:

	September 30, 2019	Percent	December 31, 2018	Percent
Core funding:
Noninterest-bearing deposit accounts	$4,702,155	20.5%	$4,309,067	20.6%
Interest-bearing demand accounts	2,897,305	12.7%	3,097,110	14.8%
Money Market accounts	6,679,463	29.2%	6,805,186	32.6%
Time deposit accounts less than $250,000	1,698,981	7.4%	1,605,983	7.7%
Reciprocating demand deposit accounts (1)	284,197	1.2%	162,410	0.8%
Reciprocating savings accounts (1)	669,775	2.9%	418,230	2.0%
Reciprocating CD accounts (1)	171,594	0.7%	91,187	0.4%
Total core funding	17,103,470	74.6%	16,489,173	78.9%
Noncore funding:
Relationship based noncore funding:
Other time deposits	844,026	3.7%	687,427	3.3%
Securities sold under agreements to repurchase	95,402	0.4%	104,741	0.5%
Total relationship based noncore funding	939,428	4.1%	792,168	3.8%
Wholesale funding:
Brokered deposits	467,160	2.0%	588,861	2.8%
Brokered time deposits	1,586,021	6.9%	1,083,646	5.2%
Federal Home Loan Bank advances	2,052,548	9.0%	1,443,589	6.9%
Subordinated debt and other funding	750,488	3.4%	485,130	2.4%
Total wholesale funding	4,856,217	21.3%	3,601,226	17.3%
Total noncore funding	5,795,645	25.4%	4,393,394	21.1%
Totals	$22,899,115	100.0%	$20,882,567	100.0%

(1)
The reciprocating categories consists of deposits we receive from a bank network (the Promontory network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the Promontory network.

As noted in the table above, our core funding as a percentage of total funding decreased from 78.9% at December 31, 2018 to 74.6% at September 30, 2019, primarily as a result of increased competition for core deposits in our markets and our need to fund the continued growth in our earning assets.

When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall noncore funding reliance and on brokered deposit exposure specifically. Both our overall reliance on noncore funding and exposure to brokered deposits were within those policy limitations as of September 30, 2019.

Our funding policies impose limits on the amount of noncore funding we can utilize based on the noncore funding dependency ratio which is calculated pursuant to regulatory guidelines. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our funding sources back into compliance with our core funding ratios. At September 30, 2019 and December 31, 2018, we were in compliance with our core funding policies. Though growing our core deposit base is a key strategic objective of our firm, our current growth plans contemplate that we may increase our noncore funding amounts from current levels, but we do not currently anticipate that such increases will exceed the limits we have established in our internal policies.

The amount of time deposits as of September 30, 2019 amounted to $4.3 billion.  The following table shows our time deposits in denominations of $100,000 and less and in denominations greater than $100,000 by category based on time remaining until maturity and the weighted average rate for each category as of September 30, 2019 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$652,934	2.31%
Over three but less than six months	518,726	2.23%
Over six but less than twelve months	718,948	2.15%
Over twelve months	326,082	2.43%
	$2,216,690	2.26%
Denominations $100,000 and greater
Three months or less	$358,434	2.02%
Over three but less than six months	341,632	2.12%
Over six but less than twelve months	837,781	2.38%
Over twelve months	546,085	2.53%
	$2,083,932	2.31%
Totals	$4,300,622	2.29%

Subordinated debt and other borrowings.  We have established, or through acquisition acquired, a number of statutory business trusts which were established to issue 30-year trust preferred securities and related junior subordinated debt instruments and certain other subordinated debt agreements. These securities qualify as Tier 2 capital subject to annual phase outs beginning five years from maturity. We also have a $75.0 million revolving credit facility which had no amounts outstanding as of September 30, 2019. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at September 30, 2019	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	4.94%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	3.50%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	3.75%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	4.97%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	5.55%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	5.15%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	4.70%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	3.80%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	5.21%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	3.61%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	4.00%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	3.60%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed (2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (3)
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (4)

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at September 30, 2019	Coupon Structure
BNC Subordinated Notes	September 25, 2014	October 1, 2024	60,000	5.50%	Fixed (5)

Other Borrowings
Revolving credit facility (6)	April 25, 2019	April 24, 2020	—	3.94%	30-day LIBOR + 1.50%

Debt issuance costs and fair value adjustments			(12,507)
Total subordinated debt and other borrowings			$750,488

(1) Migrates to three month LIBOR + 3.128% beginning July 30, 2020 through the end of the term.
(2) Migrates to three month LIBOR + 4.95% beginning January 1, 2020 through the end of the term.
(3) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(4) Migrates to three month LIBOR + 2.775% beginning September 15, 2024 through the end of the term.
(5) Migrates to three month LIBOR + 3.59% beginning October 1, 2019 through the end of the term.
(6) Borrowing capacity on the revolving credit facility is $75.0 million. At September 30, 2019, there were no amounts outstanding under this facility. An unused fee of 0.30% is assessed on the average daily unused amount of the loan.

On September 11, 2019, we issued $300.0 aggregate principal amount of 4.125% Fixed-to-Floating Rate Subordinated Notes due 2029 in a public offering. From, and including, the date of issuance to, but excluding, September 15, 2024, the 2029 Notes will bear interest at an initial fixed rate of 4.125% per annum, payable semi-annually in arrears on March 15 and September 15, commencing on March 15, 2020. Thereafter, from September 15, 2024 through the maturity date, September 15, 2029, or earlier redemption date, the 2029 Notes will bear interest at a floating rate equal to the then-current three-month LIBOR, plus 277.5 basis points for each quarterly interest period (subject to certain provisions regarding use of an alternative base rate upon certain LIBOR transition events), payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2024.

The offering and sale of the 2029 Notes yielded net proceeds of approximately $296.5 million after deducting the underwriting discount and offering expenses payable by us. We used approximately $8.84 million of such proceeds to redeem the previously outstanding Subordinated Note due October 15, 2023, which we assumed in the BNC merger and which carried an interest rate of 7.23% at the time of such redemption. We intend to use approximately $210.0 million of the net proceeds of this offering to redeem certain other of our and Pinnacle Bank’s subordinated notes, including the $20 million aggregate principal amount of Avenue subordinated notes and $60 million aggregate principal amount of BNC subordinated notes, each listed in the table above. We also presently intend to redeem the $130.0 million aggregate principal amount of subordinated notes issued by Pinnacle Bank listed in the table above after such notes become eligible for redemption on July 30, 2020. The redemption of the $130.0 million aggregate principal amount of subordinated notes issued by Pinnacle Bank is subject to receipt of all regulatory permissions for such redemption, which we have not yet sought, and our ultimate determination to redeem such notes after they become eligible for redemption. Pinnacle Bank is under no obligation to redeem its subordinated notes. We intend to use the remainder of the net proceeds from the offering of the 2029 Notes for general corporate purposes, including providing capital to support the growth of Pinnacle Bank and our business.

Capital Resources. At September 30, 2019 and December 31, 2018, our shareholders' equity amounted to $4.3 billion and $4.0 billion, respectively, an increase of approximately $300 million. The increase is primarily attributable to increases in our net income and our other comprehensive income and has been reduced by $48.5 million in 2019 related to shares repurchased pursuant to the share repurchase program authorized by our board of directors in November 2018. In October 2019, our board approved a new share repurchase program which authorizes the repurchase of an additional $100 million of common stock beginning with the expiration of the current repurchase program and running through December 31, 2020.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $617.5 million at September 30, 2019.  During the three and nine months ended September 30, 2019, our bank paid dividends of $17.6 million and $96.3 million, respectively, to us which is within the limits allowed by the TDFI. On September 25, 2019, we contributed $180 million of the net proceeds from the offering of the 2029 Notes to our bank, all of which initially qualifies as Tier 1 capital for Pinnacle Bank.

During the three and nine months ended September 30, 2019, we paid $12.4 million and $37.4 million, respectively, in dividends to our common shareholders. On October 15, 2019, our board of directors declared a $0.16 per share quarterly cash dividend to common shareholders which should approximate $12.3 million in aggregate dividend payments that are expected to be paid on Nov. 29, 2019 to common shareholders of record as of the close of business on Nov. 1, 2019. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to us.

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

Estimated % Change in Net Interest Income Over 12 Months
September 30, 2019
Instantaneous Rate Change
100 bps increase	1.0%
200 bps increase	2.2%
100 bps decrease	(1.7%)

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

At September 30, 2019, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy. The board has suspended the requirement to model the down 200, 300 and 400 bps scenarios while 10 year maturity Treasury rates are below 2.0%, which was the case as of September 30, 2019.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset

Liability Policy sets limits for those sensitivities. At September 30, 2019, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

September 30, 2019
Instantaneous Rate Change
100 bps increase	(1.5%)
200 bps increase	(7.0%)
100 bps decrease	(1.3%)

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

At September 30, 2019, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy. The board has suspended the requirement to model the down 200, 300 and 400 bps scenarios while 10 year maturity Treasury rates are below 2.0%, which was the case as of September 30, 2019.

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

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers two decreases (including the rate cut announced by the Federal Reserve on October 30, 2019) in short-term interest rates throughout the remainder of 2019. Our "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At September 30, 2019, we were in compliance with our internal policies related to liquidity coverage ratio.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates. If deposits are not priced in response to market rates, a loss of deposits, particularly noncore deposit, could occur which would negatively affect our liquidity position.

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

In addition, our bank is a member of the FHLB Cincinnati.  As a result, our bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which support our funding needs. Under the borrowing agreements with the FHLB Cincinnati, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on its ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity with the FHLB Cincinnati. At September 30, 2019, we estimate we had $2.4 billion in additional borrowing capacity with the FHLB Cincinnati.  However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati. At September 30, 2019, our bank had received advances from the FHLB Cincinnati totaling $2.1 billion. At September 30, 2019, the scheduled maturities of Pinnacle Bank's FHLB Cincinnati advances and interest rates are as follows (in thousands):

Scheduled Maturities	Amount	Interest Rates (1)
2019	$90,000	1.72%
2020	522,532	1.98%
2021	423,750	2.30%
2022	41,250	2.85%
2023	—	0.00%
Thereafter	975,016	2.08%
Total	$2,052,548
Weighted average interest rate		2.10%

(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future.  The table reflects rates in effect as of September 30, 2019.

Pinnacle Bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $195.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month of borrowing. We had no outstanding borrowings at September 30, 2019 under these agreements. Our bank also had approximately $3.5 billion in available Federal Reserve discount window lines of credit at September 30, 2019.

At September 30, 2019, excluding reciprocating time and money market deposits issued through the Promontory Network, we had $2.1 billion of brokered deposits. Historically, we have issued brokered certificates of deposit through several different brokerage houses based on competitive bid.

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

At September 30, 2019, we had no individually significant commitments for capital expenditures. But, we believe the number of our locations, including non-branch locations, will increase over an extended period of time across our footprint. In future periods, these expansions may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. Additionally, we expect we will continue to incur costs associated with technology improvements to enhance the infrastructure of our firm.

Equipment and occupancy expenses for the three and nine months ended September 30, 2019 increased $1.1 million and $8.3 million, respectively, to $20.3 million and $63.5 million, respectively, as compared to the same periods in the prior year. Included in the nine months ended September 30, 2019 increase was a $3.2 million non-cash impairment charge incurred during the second quarter of 2019 related to the proposed consolidation of five offices across our footprint.

Off-Balance Sheet Arrangements.  At September 30, 2019, we had outstanding standby letters of credit of $198.4 million and unfunded loan commitments outstanding of $7.8 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or, on a short-term basis, to borrow and purchase Federal funds from other financial institutions.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-(f)) occurred during fiscal quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party or of which any of their property is the subject.

ITEM 1A.  RISK FACTORS

Investing in Pinnacle Financial involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in Pinnacle Financial have been outlined in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition. There has been no material change to our risk factors as previously disclosed in the above described Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended September 30, 2019.

Period	Total Number of Shares Repurchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	3,337	$57.48	—	41,910,000
August 1, 2019 to August 31, 2019	55,809	53.69	52,410	39,105,000
September 1, 2019 to September 30, 2019	148,956	56.24	146,622	30,850,000
Total	208,102	$55.58	199,032	30,850,000
______________________

(1)
During the quarter ended September 30, 2019, 35,817 shares of restricted stock previously awarded to certain of the participants in our equity incentive plans vested. We withheld 9,070 shares to satisfy tax withholding requirements associated with the vesting of these restricted shares.

(2)
On November 13, 2018, Pinnacle Financial announced that its board of directors authorized a share repurchase program for up to $100.0 million of Pinnacle Financial’s outstanding common stock. The repurchase program is scheduled to expire upon the earlier of Pinnacle Financial’s repurchase of shares of its common stock having an aggregate purchase price of $100.0 million and December 31, 2019. Pinnacle Financial repurchased 199,032 shares and 873,505 shares, respectively, of its common stock at an aggregate cost of $11.1 million and $48.5 million, respectively, in the three and nine months ended September 30, 2019. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase program does not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

4.1
Subordinated Indenture, dated as of September 11, 2019, between Pinnacle Financial Partners, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 11, 2019.

4.2
First Supplemental Indenture, dated as of September 11, 2019, between Pinnacle Financial Partners, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 11, 2019.

4.3	Form of 4.125% Fixed-to-Floating Rate Subordinated Note due 2029 (included as Exhibit A in Exhibit 4.2 hereto).
10.1
Sixth Amendment to Loan Agreement dated as of July 1, 2019 by and between U.S. Bank National Association and Pinnacle Financial Partners, Inc., incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June, 30, 2019, filed on August 2, 2019.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

November 1, 2019	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

November 1, 2019	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer