Form 10-K
period 2019-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2020-02-25
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 000-31225
Pinnacle Financial Partners Inc.

, Inc.

(Exact name of registrant as specified in charter)
Tennessee		62-1812853
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)

150 Third Avenue South, Suite 900,	Nashville,	TN	37201
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code:   (615) 744-3700

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock, par value $1.00	PNFP	Nasdaq Global Select Market

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter:  $4,632,460,322 as of June 30, 2019.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 77,531,750 shares of common stock as of February 18, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 21, 2020 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or BHG resulting in significant increases in loan losses and provisions for those losses or, in the case of BHG, substitutions; (ii) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to lower rates it pays on deposits; (iii) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the historical growth rate of its, or such entities', loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of compression to net interest margin; (vii) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina and Virginia,  particularly in commercial and residential real estate markets; (viii) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (ix) the results of regulatory examinations; (x) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xi) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xii) BHG's ability to profitably grow its business and successfully execute on its business plans; (xiii) risks of expansion into new geographic or product markets including the recent expansion into the Atlanta, Georgia metro market; (xiv) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or the intangible assets; (xv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xvi) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvii) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Financial's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xviii) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xix) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Financial contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xx) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients;  (xxi) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company if not prohibited from doing so by Pinnacle Financial or Pinnacle Bank; (xxii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxiii) the availability of and access to capital; (xxiv) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions; and (xxv) general competitive, economic, political and market conditions. A more detailed description of these and other risks is contained in "Item 1A. Risk Factors" below. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms "we," "our," "us," "the firm," "Pinnacle Financial Partners," "Pinnacle" or "Pinnacle Financial" as used herein refer to Pinnacle Financial Partners, Inc., and its subsidiaries, including Pinnacle Bank, which we sometimes refer to as "our bank subsidiary" or "our bank" and its other subsidiaries.  References herein to the fiscal years 2015, 2016, 2017, 2018 and 2019 mean our fiscal years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively.

ITEM 1.  BUSINESS

OVERVIEW

Pinnacle Financial Partners is a bank holding company headquartered in Tennessee, with approximately $27.8 billion in total assets as of December 31, 2019. The holding company is the parent company of Pinnacle Bank, a Tennessee state-chartered bank, and owns 100% of the capital stock of Pinnacle Bank. The firm started operations on October 27, 2000, in Nashville, Tennessee, and has since grown through a combination of acquisitions and organic growth to 111 offices, including 47 in Tennessee, 36 in North Carolina, 20 in South Carolina and eight in Virginia.

The firm operates as a community bank in 12 primarily urban markets and their surrounding communities. As an urban community bank, Pinnacle provides the personalized service most often associated with smaller banks while offering many of the sophisticated products and services, such as investments and treasury management, more typically found at much larger banks. This approach has enabled Pinnacle Bank to attract clients from the regional and national banks in all its markets. As a result, Pinnacle Bank has grown steadily in market share rankings in many of its markets, according to the 2019 FDIC Summary of Deposits data.

The FDIC Summary of Deposits data as of June 30, 2019 is as follows:

Metropolitan Statistical Area (MSA)	Deposit Rank	PNFP Deposit Market Share
Nashville-Davidson-Murfreesboro-Franklin, TN	1	15.5%
Knoxville, TN	4	9.4%
Chattanooga, TN-GA	4	8.4%
Memphis, TN-MS-AR	8	2.7%
Greensboro-High Point, NC	4	11.2%
Charlotte-Concord-Gastonia, NC-SC	8	0.4%
Raleigh, NC	14	1.3%
Charleston-North Charleston, SC	8	4.1%
Greenville-Anderson-Mauldin, SC	13	1.5%
Roanoke, VA	4	8.2%
Winston-Salem, NC	3	2.8%

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

On July 2, 2019, Pinnacle Bank acquired all of the outstanding stock of Advocate Capital, Inc. (Advocate Capital) for a cash price of $59 million. Advocate Capital is a finance firm headquartered in Nashville, TN which supports the financial needs of legal firms through both case expense financing and working capital lines of credit. Pinnacle Financial accounted for the acquisition of Advocate Capital under the acquisition method in accordance with ASC Topic 805. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities acquired as of the date of acquisition. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the Advocate Capital acquisition. At the acquisition date, Advocate Capital's net assets were initially recorded at a fair value of approximately $45.6 million, consisting mainly of loans receivable. Advocate Capital's $134.3 million of indebtedness was also paid off in connection with consummation of the acquisition. The purchase price allocations for the acquisition of Advocate Capital are preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities.

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

PRODUCTS AND SERVICES

Lending Services

We offer a full range of lending products, including commercial, real estate and consumer loans to individuals and small-to medium-sized businesses and professional entities.  We compete for these loans with competitors who are also well established in our geographic markets as well as other non-depository institution lenders that are subject to less regulation than we are.

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

Pinnacle Bank's lending activities are subject to a variety of lending limits imposed by federal and state law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to Pinnacle Bank. In general, however, at December 31, 2019, we were able to loan any one borrower a maximum amount equal to approximately $436.0 million, for loans that meet certain additional collateral guidelines. These legal limits will increase or decrease as Pinnacle Bank's capital increases or decreases as a result of its earnings or losses, the injection of additional capital, payments of dividends, acquisitions, or for other reasons. Pinnacle Bank has internal loan limits ranging from $15 million to $60 million, dependent upon the internal risk rating of a loan, all of which limits are well below the legal lending limit of the bank. All relationships in excess of their limit were each approved by the executive committee of the board of directors or the full board of directors. Pinnacle Bank currently has 46 relationships in excess of the $60 million internal loan limit.

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

Through Advocate Capital we make loans to law firms to finance case expenses and the firms working capital needs. These loans are typically secured by the borrower's receivables and include guarantees by certain individual partners of the firm.

Deposit Services

Pinnacle Bank seeks to establish a broad base of core deposits, including savings, checking, noninterest-bearing checking, interest-bearing checking, money market and certificate of deposit accounts, including access to products offered through various CDARS programs. While Pinnacle is focused on attracting operating accounts and other core deposits and lowering our cost of funds, rates paid on such deposits vary among banking markets and deposit categories due to different terms and conditions, individual deposit size, services rendered and rates paid by competitors on similar deposit products. We act as a depository for a number of state and local governments and government agencies or instrumentalities. Such public fund deposits are often subject to competitive bid and in many cases must be secured by pledging a portion of our investment securities or a letter of credit.

To attract deposits, Pinnacle Bank has typically employed a reputation management plan in its current geographic markets primarily based on relationship banking and features a broad product line and competitive rates and services. The primary sources of deposits are businesses, their owners and individuals interested in a comprehensive relationship with their financial institution located in those geographic markets. Pinnacle Bank traditionally has obtained these deposits primarily through personal solicitation by its financial advisors and leadership team, although its use of advertising has increased in recent years, primarily due to its partnerships with the Tennessee Titans NFL football team and the Memphis Grizzlies NBA basketball team.

Pinnacle Bank also offers its targeted commercial clients a comprehensive array of treasury management and remote deposit services, which allow electronic deposits to be made from the client's place of business. Our treasury management services include, among other products, online wire origination, enhanced ACH origination services, positive pay, zero balance and sweep accounts, automated bill pay services, electronic receivables processing, lockbox processing, merchant card acceptance services, small business and commercial credit cards and corporate purchasing cards.

Investment, Trust and Insurance Services

Pinnacle Bank contracts with Raymond James Financial Services, Inc. ("RJFS"), a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public through associates who are employed by both Pinnacle Bank and RJFS. RJFS is a subsidiary of Raymond James Financial, Inc.

Pinnacle Bank offers, through RJFS, non-FDIC insured investment products to help clients achieve their financial objectives within their risk tolerances. The brokerage and investment advisory program offered by RJFS complements Pinnacle Bank's general banking business and further supports its business philosophy and strategy of delivering to our clients a comprehensive array of products and services that meet their financial needs. Pursuant to its contract, RJFS is primarily responsible for the compliance monitoring of dual employees of RJFS and Pinnacle Bank. Additionally, Pinnacle Bank has developed its own compliance-monitoring program in an effort to further ensure that associates deliver these products in a manner consistent with the various regulations governing such activities. Pinnacle Bank receives a percentage of commission credits and fees generated by the program. Pinnacle Bank remains responsible for various expenses associated with the program, including furnishings, equipment and promotional expenses and general personnel costs, including commissions paid to licensed brokers.

Pinnacle Bank also maintains a trust team that provides fiduciary and investment management services for individual and commercial clients. Account types include personal trust, endowments, foundations, individual retirement accounts, pensions and custody.

Additionally, Pinnacle Wealth Advisors, a registered investment advisor, provides investment advisory services to its clients. Miller Loughry Beach Insurance Services, Inc. and HPB Insurance Group, Inc., each insurance agency subsidiaries of Pinnacle Bank, provide insurance products, particularly in the property and casualty area, to their respective clients.

M&A Advisory and Securities Offering Services

PNFP Capital Markets, Inc. launched in 2015. As a registered broker-dealer, this team partners with Pinnacle Bank’s financial advisors to offer corporate clients merger and acquisition advisory services, private debt, equity and mezzanine placement services, interest rate derivatives and other selected middle-market advisory services.

Other Banking Services

Given client demand to access banking and investment services easily, Pinnacle Bank also offers a broad array of convenience-centered products and services, including 24-hour telephone and online banking, mobile banking, debit and credit cards, direct deposit, remote deposit capture and mobile deposit options. We also offer cash management services for small- to medium-sized businesses. Additionally, Pinnacle Bank is associated with a nationwide network of automated teller machines of other financial institutions that clients are able to use throughout our footprint. In many cases, Pinnacle Bank reimburses its clients for any fees that may be charged for using the nationwide ATM network, providing greater convenience as compared to regional competitors.
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

The financial services industry is becoming even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms, and insurance companies can operate as affiliates under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our nonbank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Continued consolidation in the financial services industry, due in part to the regulatory changes made under the Economic Growth, Regulatory Relief and Consumer Protection Act, including the increased asset threshold for required stress testing, as discussed below under "Supervision and Regulation - The Dodd-Frank Act," has contributed to increases in the number of large competitors we face in our markets. Finally, our competitors may choose to offer lower interest rates and pay higher deposit rates than we do.

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

Employees

As of December 31, 2019, we employed 2,487.0 full-time equivalent associates. The firm focuses on associates first and strives to create a culture where they are engaged and excited to come to work. All associates joining Pinnacle, including those joining as a result of an acquisition, participate in a three-day orientation that focuses on culture. Consulting firm Great Place to Work and FORTUNE magazine recognized us as one of the 100 Best Companies to Work For in 2017, 2018 and 2019. Prior to this eligibility, these organizations named us among best workplaces in the United States on their Best Small & Medium Workplaces list in 2012, 2013 and 2014. American Banker has also recognized Pinnacle Bank as one of the top 20 "Best Banks to Work For" in the country every year from 2013 to 2019. Additionally, we were inducted into the Nashville Business Journal's "Best Places to Work" Hall of Fame in 2013 after winning the award for 10 consecutive years. We were also awarded the “Best Place to Work” among mid-sized companies by the Memphis Business Journal in 2015, 2017, 2018 and 2019. And we were named a Top Workplace among mid-sized companies by the Knoxville News Sentinel in 2017, 2018 and 2019. Several of Pinnacle’s newer markets in the Carolinas and Virginia began competing in (and winning) “best workplace” awards in 2019. All of these honors place heavy emphasis on anonymous surveys of associates in the judging criteria. These awards illustrate that our culture is strong, and our financial returns illustrate that the focus on culture is a winning business strategy.

None of our employees are represented by a union, collective bargaining agreement or similar arrangement, and we have not experienced any labor disputes or strikes arising from any organized labor groups. We believe our internal work environment surveys and other feedback mechanisms indicate that employee relations are strong.

OTHER INFORMATION

Investment Securities

In addition to loans, Pinnacle Bank has investments primarily in United States treasury and agency securities, agency sponsored mortgage-backed securities, and state and municipal securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The risk committee of the board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to Pinnacle Bank's asset liability management policy as set by the board of directors.

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

Acquisition of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

•Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;
•Acquiring all or substantially all of the assets of any bank; or
•Subject to certain exemptions, merging or consolidating with any other bank holding company.

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

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Federal Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•The bank holding company has registered securities under Section 12 of the Exchange Act; or
•No other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Permitted Activities. Bank holding companies generally are prohibited, except in certain statutorily prescribed instances including exceptions for financial holding companies, from acquiring direct or indirect ownership or control of 5% or more of any class of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to prior notice or Federal Reserve approval, bank holding companies may engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley Act of 1999 amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminated many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and provided that holding companies which elected to become financial holding companies, as Pinnacle Financial has done, could engage in activities that are:

•Financial in nature;
•Incidental to a financial activity (as determined by the Federal Reserve in consultation with the Secretary of the U.S. Treasury); or

•Complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally (as determined by the Federal Reserve).

The Gramm-Leach-Bliley Act identifies the following activities as financial in nature:

•Lending, trust and other banking activities;
•Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;
•Providing financial, investment, or advisory services;
•Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
•Underwriting, dealing in or making a market in securities;
•Activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident to banking or managing or controlling banks;
•Activities permitted outside of the United States that the Federal Reserve has determined to be usual in connection with banking or other financial operations abroad;
•Merchant banking, including through securities or insurance affiliates; and
•Insurance company portfolio investments.

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

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be "well capitalized" and "well managed" and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act, as discussed in the section captioned “Community Reinvestment Act” below. A depository institution subsidiary is considered to be "well capitalized" if it satisfies the requirements for this status discussed in the section captioned "Capital Adequacy" below. A depository institution subsidiary is considered "well managed" if it received a composite rating and management rating of at least "satisfactory" in its most recent examination. A financial holding company's status will also depend upon it maintaining its status as "well capitalized" and "well managed" under applicable Federal Reserve regulations. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve's regulations provide that the financial holding company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. If the company does not return to compliance within 180 days, the Federal Reserve may require divestiture of the holding company's depository institutions or alternatively the holding company may be required to cease to engage in the activities that it is engaged in that a bank holding company is not permitted to engage in without being a financial holding company.

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

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final capital rules implementing Basel III include minimum risk-based capital and leverage ratios for banks and their holding companies. Moreover, these rules refined the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock and related surplus, less goodwill and other specified intangible assets and other regulatory deductions. A portion of Pinnacle Financial's and Pinnacle Bank's recorded investment in BHG, which is a minority interest in an unconsolidated entity, is subject to specified deductions. Tier 2 capital generally consists of perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying subordinated debt, qualifying mandatorily convertible debt securities, and a limited amount of loan loss reserves. The Dodd-Frank Act also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15.0 billion in total assets on that date unless the company's assets thereafter exceed $15.0 billion as a result of a merger or acquisition. The trust preferred securities issued by Pinnacle Financial or entities it has acquired previously qualified as Tier 1 capital, but no longer qualify as Tier 1 capital under the Dodd-Frank Act and Basel III as a result of our total assets exceeding $15.0 billion as a result of the BNC merger. For a bank holding company to be considered "well-capitalized," it must maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 10%, and not be subject to a written agreement, order or directive to maintain a specific capital level.

The minimum capital level requirements applicable to bank holding companies and banks subject to the federal regulators' capital rules are: (i) a Tier 1 common equity (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also established a "capital conservation buffer" of 2.5% (to consist of CET1 capital) above the regulatory minimum capital ratios, that has resulted in the following minimum ratios: (i) a CET1 capital ratio of 7%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The phase-in of the capital conservation buffer requirement was fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Failure to meet statutorily mandated capital requirements or more restrictive ratios separately established for a depository institution or its holding company by its regulators could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business.

Additionally, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") establishes a system of prompt corrective action (“PCA”) to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator within a specified period for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

Under FDIC regulations, a state regulated bank which is not a member of the Federal Reserve (a state non-member bank) like Pinnacle Bank is "well capitalized" under PCA if it has a Tier 1 leverage ratio of 5% or better, a CET1 capital ratio of 6.5% or better, a Tier 1 risk-based capital ratio of 8% or better, a total risk-based capital ratio of 10% or better, and is not subject to a regulatory agreement, order or directive to maintain a specific level for any capital measure. A state non-member bank is considered "adequately capitalized" if it has a Tier 1 leverage ratio of at least 4%, a CET1 capital ratio of 4.5% or better, a Tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 8.0% and does not meet the definition of a well-capitalized bank. Lower levels of capital result in a bank being considered undercapitalized, significantly undercapitalized and critically undercapitalized.

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

The Basel III capital rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting Pinnacle Financial’s and Pinnacle Bank’s determination of risk-weighted assets include, among other things:

•applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;
•assigning a 150% risk weight to the unsecured portion of non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status;
•providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (previously set at 0%);
•providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction;
•providing for a 600% risk weight on equity exposures; and
•eliminating the 50% cap on the risk weight for OTC derivatives.

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

At December 31, 2019, Pinnacle Bank's CET1 capital ratio was 11.2%, Tier 1 risk-based capital ratio was 11.2%, total risk-based capital ratio was 12.2% and Tier 1 leverage ratio was 10.5%, compared to 10.5%, 10.5%, 11.5% and 9.8% at December 31, 2018, respectively. At December 31, 2019, Pinnacle Financial's CET1 capital ratio was 9.7%, Tier 1 risk-based capital ratio was 9.7%, total risk-based capital ratio was 13.2% and Tier 1 leverage ratio was 9.1%, compared to 9.6%, 9.6%, 12.2% and 8.9% at December 31, 2018, respectively. All of these ratios exceeded regulatory minimums and those required by Basel III and FDICIA (including after application of any capital conservation buffer) to be considered well capitalized. More information concerning Pinnacle Financial's and Pinnacle Bank's regulatory ratios at December 31, 2019 is included in Note 19 to the "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report on Form 10-K.

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

In November 2018, Pinnacle Financial announced that its board of directors had authorized a share repurchase program for up to $100.0 million of its outstanding common stock. This repurchase program expires on March 31, 2020. During the twelve months ended December 31, 2019, Pinnacle Financial repurchased 1.1 million shares of its common stock at a weighted average price of $55.70 and an aggregate cost of $61.4 million. In aggregate, Pinnacle Financial repurchased approximately 1.5 million shares, for approximately $82.1 million at a weighted average share price of $54.45 under the share repurchase program announced in November 2018.

In October 2019, Pinnacle Financial announced that its board of directors had authorized an additional share repurchase program for up to $100.0 million of its outstanding common stock after completion of the previously announced program. The repurchase program announced on October 15, 2019 is scheduled to expire upon the earlier of Pinnacle Financial’s repurchase of shares of its outstanding common stock having an aggregate purchase price of $100.0 million and December 31, 2020. Repurchases of shares of Pinnacle Financial’s common stock will be made in accordance with applicable laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise.

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

Statutory and regulatory limitations also apply to Pinnacle Bank's payment of dividends to Pinnacle Financial. Pinnacle Bank is required by Tennessee law to obtain the prior approval of the Commissioner of the TDFI for payments of dividends if the total of all dividends declared by its board of directors in any calendar year will exceed (1) the total of Pinnacle Bank's net income for that year, plus (2) Pinnacle Bank's retained net income for the preceding two years. As of December 31, 2019, Pinnacle Bank could pay dividends to Pinnacle Financial of up to $721.2 million. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity rather than debt issuances. Pinnacle Financial had available cash balances of approximately $182.0 million at December 31, 2019.

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

During the fourth quarter of 2013, Pinnacle Financial initiated a quarterly common stock dividend in the amount of $0.08 per share. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on October 16, 2018, when the board of directors increased the dividend to $0.16 per share. During the year ended December 31, 2019, Pinnacle Financial paid $49.8 million in net dividends to its common shareholders. On January 21, 2020, our board of directors declared a $0.16 per share quarterly cash dividend to common shareholders which approximated $12.3 million in aggregate dividend payments will be paid on February 28, 2020 to common shareholders of record as of the close of business on February 7, 2020. The amount and timing of all future dividend payments, if any, is subject to our board's discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

Restrictions on Transactions with Affiliates

Both Pinnacle Financial and Pinnacle Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•A bank's loans or extensions of credit, including purchases of assets subject to an agreement to repurchase, to or for the benefit of affiliates;
•A bank's investment in affiliates;
•Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;
•The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates;
•Transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate; and
•A bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Pinnacle Bank is also subject to fair lending requirements and reporting obligations involving its home mortgage lending operations. Fair lending laws prohibit discrimination in the provision of banking services, and bank regulators have increasingly focused on the enforcement of these laws. Fair lending laws include the Equal Credit Opportunity Act of 1974 and the Fair Housing Act of 1968, which prohibit discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender and religion. Pinnacle Bank may be liable, either through administrative enforcement or private civil actions, for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the U.S. Department of Justice (“DOJ”) for investigation. Pursuant to a Memorandum of Understanding, the DOJ and Consumer Financial Protection Bureau (“CFPB”) have agreed to share information, coordinate investigations and generally commit to strengthen their coordination efforts. Pinnacle Bank is required to have a fair lending program that is of sufficient scope to monitor the inherent fair lending risk of the institution and that appropriately remediates issues which are identified.

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

Federal statutes and regulations, including the Gramm-Leach-Bliley Act and the Right to Financial Privacy Act of 1978, limit Pinnacle Financial’s and Pinnacle Bank’s ability to disclose non-public information about consumers, customers and employees to nonaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires disclosure of our privacy policies and practices relating to sharing non-public information and enables retail customers to opt out of the institution’s ability to share information with unaffiliated third parties under certain circumstances. The Gramm-Leach-Bliley Act also requires Pinnacle Financial and Pinnacle Bank to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information and, if applicable state law is more protective of customer privacy than the Gramm-Leach-Bliley Act, financial institutions, including Pinnacle Bank, will be required to comply with such state law. An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. Other nations in which our customers do business, such as the European Union, have adopted similar requirements. This trend of state-level and international activity is expected to continue to expand, requiring continual monitoring of developments in the states and nations in which our customers are located and ongoing investments in our information systems and compliance capabilities.

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

Pinnacle Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

•Federal Truth-In-Lending Act, governing disclosures of credit terms and costs to consumer borrowers, giving consumers the right to cancel certain credit transactions, and defining requirements for servicing consumer loans secured by a dwelling;
•Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;
•Service Members Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in active military service;
•Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws;
•Electronic Fund Transfers Act, which regulates fees and other terms of electronic funds transactions;
•Fair and Accurate Credit Transactions Act of 2003, which permanently extended the national credit reporting standards of the Fair Credit Reporting Act, and permits consumers, including our customers, to opt out of information sharing among affiliated companies for marketing purposes and requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available;
•Fair Housing Act, which prohibits discriminatory practices relative to real estate related transactions, including the financing of housing and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws; and
•Real Estate Settlement and Procedures Act of 1974, which affords consumers greater protection pertaining to federally related mortgage loans by requiring, among other things, improved and streamlined loan estimate forms including clear summary information and improved disclosure of yield spread premiums.

Pinnacle Bank's deposit operations are subject to the:

•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•Electronic Fund Transfers Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities (including with respect to the permissibility of overdraft charges) arising from the use of automated teller machines and other electronic banking services.
•Truth in Savings Act, which requires depository institutions to disclose the terms of deposit accounts to consumers;
•Expedited Funds Availability Act, which requires financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers; and
•Check Clearing for the 21st Century Act ("Check 21"), which is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. Check 21 created a new negotiable instrument called a substitute check and permits, but does not require banks to truncate original checks, process check information electronically, and deliver substitute checks to banks that wish to continue receiving paper checks.

Pinnacle Bank's loan and deposit operations are both subject to the Bank Secrecy Act (“BSA”) which governs how banks and other firms report certain currency transactions and maintain appropriate safeguards against "money laundering" activities as discussed in the section captioned “Anti-Terrorism Legislation and Anti-Money Laundering” below.

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

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. BSA and its implementing regulations and parallel requirements of the federal banking regulators require Pinnacle Bank to maintain a risk-based anti-money laundering (“AML”) program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activity. The USA PATRIOT Act substantially broadened the scope of AML laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions, including banks, are required under final rules implementing Section 326 of the USA PATRIOT Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new account holders within a reasonable period of time. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must take certain steps to assist government agencies in detecting and preventing money laundering and to report certain types of suspicious transactions. In May 2016, Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued rules under the BSA requiring financial institutions to identify the beneficial owners who own or control certain legal entity customers at the time an account is opened and to update their AML compliance programs, to include risk-based procedures for conducting ongoing customer due diligence. We have implemented procedures designed to comply with these requirements.

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

The Dodd-Frank Act

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. In 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, our regulatory compliance costs. The Dodd-Frank Act also imposes other restrictions on our operations, including restrictions on the types of investments that bank holding companies and banks can make. Failure to comply with the requirements of the Dodd-Frank Act would negatively impact our results of operations and financial condition and could limit our growth or expansion activities. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, such changes could be materially adverse to our investors.

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

Under the Dodd-Frank Act, publicly traded bank holding companies with $10 billion or more in total assets like Pinnacle Financial were required to establish a risk committee responsible for oversight of enterprise-wide risk management practices. Pinnacle Financial established a risk committee on February 7, 2017. The Growth Act raised the minimum asset threshold triggering the requirement to establish a risk committee from $10 billion to $50 billion. As a result, Pinnacle Financial is no longer required to maintain its standalone risk committee though it expects it will continue to do so.

Pursuant to the Dodd-Frank Act, any banking organization, including whether a bank holding company or a depository institution, with more than $10 billion in total consolidated assets and regulated by a federal financial regulatory agency was required to conduct annual company-run stress tests to ensure it had sufficient capital during periods of economic downturn. Pinnacle Financial’s and Pinnacle Bank’s first stress tests were due in July 2018. The Growth Act raised the asset threshold at which companies are required to conduct the stress tests from $10 billion to $250 billion. While we are no longer required to annually conduct stress tests under the Dodd-Frank Act, we expect to continue to perform stress tests from time to time in connection with our capital planning process and to monitor our capital consistent with the safety and soundness expectations of the federal regulators.

While the Economic Growth Act provides some regulatory relief for mid-sized bank holding companies like us, most provisions of the Dodd-Frank Act and its implementing regulations remain in place and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operation.

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

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging provisions for altering the structures, regulations and competitive relationships of the nation’s financial institutions. Throughout 2017, 2018 and 2019, the U.S. Congress has debated, proposed and, in some cases, passed changes to the financial institution regulatory landscape, including the Growth Act and other proposed amendments to the Dodd-Frank Act, including raising the asset threshold levels at which financial institutions and their holding companies become subject to enhanced regulatory oversight and compliance requirements. Federal banking regulators have also proposed changes to certain of the rules they adopted pursuant to the Dodd-Frank Act. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute or change in applicable rules or regulations. Even if modifications are enacted to existing or proposed regulations, including raising certain assets thresholds above those currently in place, we may continue to face enhanced scrutiny from our regulators who may expect us to continue to comply with the current, more stringent requirements as part of their safety and soundness and compliance examinations and general oversight of our operations.

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

Our profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans and investment securities and interest expense paid on deposits, other borrowings, subordinated debentures and subordinated notes. The absolute level of interest rates as well as changes in interest rates or that affect the yield curve may affect our level of interest income, the largest component of our gross revenue, as well as the level of our interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under our control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits. In addition, changes in the method of determining the London Interbank Offered Rate (LIBOR) or other reference rates, or uncertainty related to such potential changes, may adversely affect the value of reference rate-linked debt securities that we hold or issue, which could further impact our interest rate spread.

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

Short-term interest rates increased from 2016 to early 2019. Thereafter, the Board of Governors of the Federal Reserve System reduced the benchmark federal funds rate by a total of 0.75% through three rate cuts during the second-half of 2019. Because of significant competitive pressures in our markets and the negative impact of these pressures on our deposit and loan pricing, our net interest margin was negatively impacted by these rate cuts and additional rate cuts may further negatively impact our net interest margin. Though we have instituted initiatives in an effort to counteract the possible pressure on our net interest margin in a falling rate environment, such as purchasing a loan interest rate floor, unwinding fixed-to-floating loan interest rate swaps and repositioning a portion of our investment securities portfolio, those efforts did not fully mitigate the adverse impact of a decline in short-term interest rates in 2019. Further rate cuts in 2020 could similarly negatively impact our net interest income, particularly if we are unable to lower our funding costs as quickly as the rates we earn on our loans.

An important component of our ability to mitigate pressures of a down rate environment will be our ability to reduce the rates we pay on deposits, including core deposits. If we are unable to reduce these rates, because of competitive pricing pressures in our markets, liquidity purposes or otherwise, our net interest margin will be negatively impacted. In addition, as our growth in earnings assets has outpaced growth in our core deposits in recent quarters, we have had to increase our reliance on noncore funding. These funding sources may be more rate sensitive than our core depositors, and, accordingly, we may be limited in our ability to reduce the rates we pay on these funds while maintaining on-balance sheet liquidity levels consistent with our policies, which would negatively impact our net interest margin. We seek to limit the amount of non-core funding we utilize to support our growth. If we are unable to grow our core funding at rates that are sufficient to match or exceed our loan growth we may be required to slow our loan growth.

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing characteristics, and balances of the different types of our interest-earning assets and interest-bearing liabilities and by utilizing hedging strategies to reduce the impact of changes in rates. Interest rate risk management techniques are not exact. As discussed above, from time to time we have repositioned a portion of our investment securities portfolio in an effort to better position our balance sheet for potential changes in short-term rates. We employ the use of models and modeling techniques to quantify the levels of risks to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While we strive to ensure the accuracy of our modeled interest rate risk profile, there are inherent limitations and imprecisions in this determination and actual results may differ.

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

Hedging creates certain risks for us, including the risk that the other party to the hedge transaction will fail to perform (counterparty risk, which is a type of credit risk), and the risk that the hedge will not fully protect us from loss as intended (hedge failure risk). Unexpected counterparty failure or hedge failure could have a significant adverse effect on our liquidity and earnings.

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses.

We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders and hotel and motel operators. These industries experienced adversity during 2008 through 2010 as a result of sluggish economic conditions, and, as a result, an increased level of borrowers in these industries were unable to perform under their loan agreements with us, or suffered loan downgrades which negatively impacted our results of operations. If the economic environment in our markets weakens in 2020 or beyond, these industry or other concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our results of operations and financial condition.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2019, our commercial and industrial loans accounted for approximately 31.8% of our total loans. Additionally, approximately 34.6% of our commercial real-estate mortgage loans at December 31, 2019 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses’ real estate. We expect to seek to expand the amount of these two types of loans in our portfolio during 2020. During periods of lower economic growth or challenging economic periods, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

As a result of our recent acquisitions and our organic growth in our legacy markets as well as our revaluation of deferred tax assets and recognized investment securities losses following the passage of the Tax Cuts and Jobs Act during the fourth quarter of 2017, our level of commercial real estate loans increased markedly from approximately 190% of Pinnacle Bank's total risk-based capital as of December 31, 2014 to approximately 268% of Pinnacle Bank's total risk-based capital as of December 31, 2019. Our issuance of the 4.13% Fixed-to-Floating Rate Subordinated Notes due in 2029 in September 2019 contributed to a decline of such percentage from 277.7% at December 31, 2018 to 268.3% at December 31, 2019. If our level of commercial real estate loans were to exceed regulatory guidelines, our ability to grow our loan portfolio in line with our targets may be negatively impacted if we don’t increase our capital levels and it may be more difficult to secure any required regulatory approvals necessary to execute on our expansion strategy without increasing our capital levels.

The percentage of real estate construction and development loans in our loan portfolio was approximately 12.3% of total loans at December 31, 2019 and approximately 83.6% of Pinnacle Bank's total risk-based capital. These loans make up approximately 4% of our non-performing loans at December 31, 2019. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Real estate industry pricing dynamics in the geographical markets in which we operate can vary from year to year, and with respect to construction, can vary between project funding and project completion. Asset values to which we underwrite loans can fluctuate from year to year and impact collateral values and the ability of our borrowers to repay their loans. Like regulatory guidelines on commercial real estate loans, federal regulators have issued guidance that imposes additional restrictions on banks with construction and development loans in excess of 100% of total risk-based capital. If our level of these loans was to exceed these guidelines, our ability to make additional loans in this segment would be limited.

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

We make loans to portfolio companies of private equity firms and other loans that qualify as highly leveraged transactions. In certain instances these loans may deteriorate and that deterioration may occur quickly. If the private equity sponsor is unwilling or unable to provide necessary support we may suffer losses on these loans that could materially and adversely affect our results of operations.

Our ability to grow our loan portfolio may be limited by, among other things, economic conditions, competition within our market areas, the timing of loan repayments, our ability to grow our core deposits, our ability to hire experienced bankers and seasonality.

Our ability to continue to improve our results of operations is dependent upon, among other things, growing our loan portfolio. While we believe that our strategy to grow our loan portfolio is sound and our growth targets are achievable over an extended period of time, competition within our market areas is significant, particularly for borrowers whose businesses were less negatively impacted by the challenging economic conditions of the recession. We compete with both large regional and national financial institutions, who are sometimes able to offer more attractive interest rates and other financial terms than we choose to offer, and smaller community-based financial institutions who seek to offer a similar level of service to that which we offer. This competition can make loan growth challenging, particularly if we are unwilling to price loans at levels that would cause unacceptable levels of compression of our net interest margin or if we are unwilling to structure a loan in a manner that we believe results in a level of risk to us that we are not willing to accept.

Our ability to grow our loan portfolio is also dependent on our ability to fund loan growth. We primarily seek to fund our loan growth through stable, core deposits, but at times our ability to attract core deposits in amounts sufficient to fund our loan growth has been limited by competitive pressures in our markets and our business model that focuses principally on serving small to medium-sized businesses and their owners rather than a broad retail distribution strategy. As a result, at times our funding sources have consisted of greater amounts of non-core funding.

Larger banks, with a more developed retail footprint, and non-banks, who are able to operate with greater flexibility and lower cost structures due to less regulatory oversight, are better able to attract lower-cost retail deposits than we can, which at times causes us to utilize a larger percentage of noncore funding to fund our loan growth. If we are unable to attract core deposits at sufficient levels to fund our loan growth and our percentage of noncore funding rises to levels that approach our policy limits, we may need to modify our growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow for us to return to an acceptable level of noncore funding within a reasonable amount of time, any one of which actions could adversely affect our results of operations, particularly during periods of time when our net interest margin is experiencing compression. Moreover, loan growth throughout the year can fluctuate due in part to seasonality of the businesses of our borrowers and potential borrowers and the timing on loan repayments, particularly those of our borrowers with significant relationships with us, resulting from, among other things, excess levels of liquidity.

Much of our organic loan growth that we have experienced in recent years (and a key part of our loan growth strategy in 2020 and beyond) was the result not of strong loan demand but rather of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, if these advisors we hire are unable to cause their customers to move their relationships to us in the time periods that we are targeting or at all, or if we are unable to retain such business, our loan growth may be negatively affected, which could have a material adverse effect on our results of operations and financial condition.

Negative developments in the U.S. and local economy may adversely impact our results in the future.

Our financial performance is highly dependent on the business environment in the markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, international trade disputes and retaliatory tariffs, terrorist attacks, global pandemics, acts of war, or a combination of these or other factors. Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010. These challenges manifested themselves primarily in the form of increased levels of provisions for loan losses and other real estate expense related to declining collateral values in our real estate loan portfolio and increased costs associated with our portfolio of other real estate owned. A worsening of business and economic conditions generally or specifically in the principal markets in which we conduct business could have adverse effects, including the following:

•a decrease in deposit balances or the demand for loans and other products and services we offer;
•an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which could lead to higher levels of nonperforming assets, net charge-offs and provisions for credit losses;
•a decrease in the value of loans and other assets secured by real estate;
•a decrease in net interest income from our lending and deposit gathering activities;

•an increase in competition resulting from financial services companies.

Although economic conditions have strengthened in most of our markets in recent periods and we have focused our efforts on growing our earning assets, we believe that it is possible we will continue to experience an uncertain and volatile economic environment during 2020, including issues of national security, health crises around the world, prolonged international trade disputes and political uncertainties surrounding the presidential election in 2020. There can be no assurance that these conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect our business, financial condition, and results of operations.

In addition, over the last several years, the federal government has shut down periodically, in some cases for prolonged periods. It is possible that the federal government may shut down again in the future. If a prolonged government shutdown occurs, it could significantly impact business and economic conditions generally or specifically in our principal markets, which could have a material adverse effect on our results of operations and financial condition.

Our operations are principally geographically concentrated in certain markets in the southeastern United States, and changes in local economic conditions impact our profitability.

A significant percentage of our borrowers are situated in various MSAs in Tennessee, North Carolina, South Carolina and Virginia in which we operate. Our success significantly depends upon the growth in population, income levels, deposits, employment levels and housing starts in our markets, along with the continued attraction of business ventures to these areas, and our profitability is impacted by the changes in general economic conditions in these markets and other markets in which collateral securing our loans is located. We cannot assure you that economic conditions, including loan demand, in these markets will not deteriorate during 2020 or thereafter, and upon any deterioration, we may not be able to grow our loan portfolio in line with our expectations and the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively and materially impacted.

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

If loan customers with significant loan balances individually or in the aggregate fail to repay their loans, our results of operations, financial condition and capital levels will suffer. We make various assumptions and judgments about the expected losses in our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the loans. Utilizing objective and subjective factors, we maintain an allowance for loan losses, established through a provision for loan losses charged to expense, to cover our estimate of the current expected credit losses in our loan portfolio. In determining the size of this allowance, we utilize estimates based on analyses of volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, national and local economic conditions, industry and peer bank loan quality indications, and other pertinent factors and information. Actual losses are difficult to forecast, especially if those losses stem from factors beyond our historical experience or are otherwise inconsistent with our credit quality assessments. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would negatively impact our results of operations and financial condition.

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our results of operations and financial condition. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans, accounting rule changes (like those related to the Financial Accounting Standards Board’s rules regarding accounting for current expected credit losses that became effective on January 1, 2020) and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations and financial condition.

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

An inability to maintain or raise funds in amounts necessary to meet our liquidity needs could have a substantial negative effect, individually or collectively, on Pinnacle Financial's and Pinnacle Bank's liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, increased levels of indebtedness, a reduction in our published credit ratings, any damage to our reputation or any other decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets, cause our regulators to criticize our operations and have a material adverse effect on our results of operations or financial condition.

Deposit levels may be affected by a number of factors, including demands by customers, rates paid by competitors (particularly as it relates to brokered deposits and other noncore deposits), general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB Cincinnati advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets. As our reliance on non-core funding (particularly brokered time deposits) increased in 2019, our liquidity risk has similarly increased.

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

In the event that our funding strategies call for the use of brokered deposits, there can be no assurance that such sources will be available, or will remain available, or that the cost of such funding sources will be reasonable, or that we will be able to offer competitive rates to retain these deposits upon their maturity (particularly in a down rate or low rate environment). Additionally, should we no longer be considered well-capitalized, our ability to access new brokered deposits or retain existing brokered deposits could be affected by market conditions, regulatory requirements or a combination thereof, which could result in most, if not all, brokered deposit sources being unavailable. The inability to utilize brokered deposits as a source of funding could have an adverse effect on our results of operations, financial condition and liquidity.

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

Changes in interest rates can negatively affect the performance of most of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic, social and political issues, including trade disputes and global health pandemics, and other factors beyond our control. Fluctuations in interest rates can materially affect both the returns on and market value of our investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

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

Implementation of CECL will change the way we calculate our Allowance for Loan Losses.

The FASB adopted a new accounting standard that became effective for Pinnacle Bank beginning January 1, 2020. This standard, referred to as current expected credit loss, or CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses through provision for credit losses. CECL changed the current method of provisioning for loan losses that are probable, which has required us to increase our allowance for loan losses, and is increasing the types and amounts of data we need to collect and review to determine the appropriate level of our allowance for loan losses. In addition, the adoption of CECL may result in more volatility in the level of our allowance for loan losses. An increase, to the extent material, in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses could have a material adverse effect on our capital levels, financial condition and results of operations. A reduction in our capital levels could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities if we are unable to satisfactorily raise additional capital.

A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At December 31, 2019, our goodwill and other identifiable intangible assets totaled approximately $1.9 billion. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would adversely impact the capacity of Pinnacle Bank to pay dividends to Pinnacle Financial without seeking prior regulatory approval, which could adversely affect Pinnacle Financial’s ability to pay required interest payments on its outstanding indebtedness or to continue to pay dividends to its shareholders.

Our accounting estimates and risk management processes rely on analytical and forecasting models and tools.

The processes we use to estimate expected credit losses, calculate our allowance for loan losses and measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other measures of our financial condition and results of operations, depend upon the use of analytical and forecasting models and tools. These models and tools reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models and tools may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. Any such failure in our analytical or forecasting models and tools could have a material adverse effect on our business, financial condition and results of operations.

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

On July 27, 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator, whether LIBOR will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere; however, it does appear highly likely that LIBOR will be discontinued or modified by 2021. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of securities based on LIBOR such as our subordinated notes and our subordinated debentures and related trust preferred securities.

Uncertainty as to the nature of such potential changes, alternative reference rates, the replacement or disappearance of LIBOR or other reforms may adversely affect the value of and the return on our subordinated notes and our subordinated debentures and related trust preferred securities, as well as the interest we pay on those securities.

At December 31, 2019, approximately 36.3% of our total loan portfolio was indexed to 30-day, 90-day, 180-day and one-year LIBOR. Many of our loan agreements that are indexed to LIBOR include provisions that do not require us to default to any alternative index recommendations but instead allow us, in our sole discretion, to designate an alternative interest rate index in the event that LIBOR should become unavailable or unstable. While we believe these provisions within our loan agreements address the potential future unavailability of LIBOR, there can be no assurance that such provisions will be effective or that they, or our actions in this respect, will not be challenged by our borrowers.

BHG’s results of operations have become a larger portion of our results of operations, and challenges in BHG’s business that negatively affect its results would now more significantly impact our results.

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

A significant portion of BHG’s revenue (and correspondingly our interest in any of BHG’s net profits) comes from the sale of loans originated by BHG to community banks. BHG, and its subsidiaries, also retain loans that they originate on their balance sheet and earn interest income on those loans. Recently, BHG has been retaining more of the loans that it originates on its balance sheet. This practice requires more external funding of BHG’s business than the historical practice of routinely selling loans to other financial institutions and will likely increase BHG’s funding costs. It also increases BHG’s exposure to credit losses in its portfolio, which losses could materially and adversely impact BHG’s results of operations and Pinnacle Financial’s and Pinnacle Bank’s interest in BHG’s net profits. If BHG is unable to secure the necessary funding for this change in its business model, it may be required to return to a business model that focuses more on a gain on sale approach that could negatively impact BHG’s results and our noninterest income contributed by our investment in BHG.

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

Implementation of the various provisions of the Dodd-Frank Act has increased our operating costs and may continue to do so or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Previously, Pinnacle Bank was subject to regulations adopted by the CFPB, but the FDIC was primarily responsible for examining our compliance with consumer protection laws and those CFPB regulations. As an agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business. Should the CFPB take issue with our operations or determine that we are not complying with applicable rules and regulations, we may incur additional costs (including personnel costs) which may be significant to comply with those rules and regulations for which the CFPB has oversight responsibility or fines for noncompliance.

Beginning on July 1, 2017 we became subject to the Durbin Amendment promulgated under the Dodd-Frank Act. Under the Durbin Amendment, interchange fees for debit card transactions are capped at $0.21 plus five basis points (plus $0.01 for fraud loss). This limitation on interchange fees has adversely impacted our results of operations and will continue to do so.

Ongoing compliance with our regulatory obligations has resulted in (any may continue to cause us to incur) further increased regulatory compliance costs, fee reductions and restrictions on activities in which we may have otherwise engaged, any of which could have a material adverse effect on our business, financial condition or results of operations. Moreover, our failure to comply with these or other regulations could result in regulatory enforcement actions against us or make it more difficult to receive any required regulatory approvals necessary to execute on our growth strategy, each of which could have a material adverse effect on our results of operations, business or financial condition.

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

Tier 2 capital generally consists of perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying subordinated debt, qualifying mandatorily convertible debt securities, and a limited amount of loan loss reserves. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets at that date, trust preferred securities issued prior to that date, continue to count as Tier 1 capital subject to certain limitations. Following the merger with BNC and as a result of that merger, our total assets were in excess of $15.0 billion which caused the subordinated debentures we and BNC issued related to trust preferred offerings to cease to qualify as Tier 1 capital under applicable banking regulations. Though these securities no longer qualify as Tier 1 capital, we believe these subordinated debentures continue to qualify as Tier 2 capital. Subordinated notes we have previously issued also qualify as Tier 2 capital subject to certain limitations. Under applicable regulatory guidelines, beginning on the fifth year from the maturity date of a Tier 2 capital instrument, the portion of the instrument that is able to be counted as Tier 2 capital is reduced on a pro rata basis over that five-year period. We may need to increase the level of Tier 1 capital we (or Pinnacle Bank) maintains through issuance of common stock or noncumulative perpetual preferred stock, which could cause dilution to our existing common shareholders. Similarly, as existing Tier 2 capital instruments approach maturity, we may seek to refinance those instruments or issue or incur additional indebtedness to support our and Pinnacle Bank’s capital levels.

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

Federal and state bank regulators require Pinnacle Financial and Pinnacle Bank to maintain adequate levels of capital to support operations. At December 31, 2019, Pinnacle Bank’s regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. Growth in assets (either organically or as a result of acquisitions) at rates in excess of the rate at which our capital is increased through retained earnings will reduce our capital ratios unless we continue to increase capital. Failure by us to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities.

We may need to raise additional capital (including through the issuance of common or preferred stock or additional Tier 2 capital instruments) in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs or in connection with our growth or as a result of deterioration in our asset quality. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by negative perceptions of our business or prospects, changes in the capital markets and deteriorating economic and market conditions. Pinnacle Bank is required to obtain regulatory approval in order to pay dividends to Pinnacle Financial unless the amount of such dividends does not exceed its net income for that calendar year plus retained net income for the preceding two years. Any restriction on the ability of Pinnacle Bank to pay dividends to Pinnacle Financial could impact Pinnacle Financial’s ability to continue to pay dividends on its common stock or its ability to pay interest on its indebtedness.

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

We had $652.7 million in general, hybrid and separate account BOLI contracts at December 31, 2019. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable, subject to certain exceptions. However, if we needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. We are also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by us at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. Investing in BOLI exposes us to liquidity, credit and interest rate risk, which could adversely affect our results of operations, financial condition and liquidity.

Our acquisitions and future expansion may result in additional risks.

From 2015 through 2017, we completed the acquisitions of CapitalMark, Magna, Avenue and BNC and made a significant investment in BHG. In 2019, we acquired Advocate Capital. We expect to continue to consider and explore opportunities to expand in our current markets and in select primarily high-growth markets located outside of Tennessee in the southern portion of the United States through additional branches and also may consider expansion within these markets through additional acquisitions of all or part of other financial institutions, including our recent expansion into the Atlanta, Georgia metro market on a de novo basis late in 2019. These types of expansions, including the Atlanta expansion, involve various risks, including:

Management of Growth. We may be unable to successfully:

•maintain loan quality in the context of significant loan growth;
•identify and expand into suitable markets;
•obtain regulatory and other approvals;
•identify and acquire suitable sites for new banking offices;
•attract sufficient deposits and capital to fund anticipated loan growth;
•recruit seasoned professionals with significant experience and established books of business;
•maintain adequate common equity and regulatory capital;
•scale our technology platform and operational infrastructure;
•avoid diversion or disruption of our existing operations or management as well as those of the acquired institution;
•maintain adequate management personnel and systems to oversee and support such growth;
•maintain adequate internal audit, loan review and compliance functions; and
•implement additional policies, internal controls, procedures and operating systems required to support such growth.

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

Development of Offices. There are considerable costs involved in opening branches (particularly those in new markets), and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches we establish, including those we plan to establish in Atlanta, can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. The same is true for our efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. Our expenses could be further increased if we encounter delays in opening any of our new branches. We may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure or inability to receive any required regulatory approvals, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, we have no assurance any branch will be successful even after it has been established or acquired, as the case may be.

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

Failure to successfully address these and other issues related to our expansion in Atlanta or in any other future market could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations and financial condition could be materially adversely affected.

We may face risks with respect to future acquisitions.

When we attempt to expand our business through mergers and acquisitions (as we did from 2015 through 2017), we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans which are highlighted above, in general acquiring other banks, businesses or branches, particularly those in markets with which we are less familiar, involves various risks commonly associated with acquisitions, including, among other things:

•the time and costs associated with identifying and evaluating potential acquisition and merger targets;
•inaccuracies in the estimates and judgments used to evaluate credit, operations, culture, management and market risks with respect to the target institution;
•the time and costs of evaluating new markets, hiring experienced local management, including as a result of de novo expansion into a market such as our recent expansion into the Atlanta, Georgia metro market, and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the significant costs of the expansion that we may incur, particularly in the first 12 to 24 months of operations;
•our ability to finance (or increase capital levels in connection with) an acquisition and possible dilution to our existing shareholders;
•the diversion of our management’s attention to the negotiation of a transaction and integration of an acquired company’s operations with ours;
•the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;
•entry into new markets where we have limited or no direct prior experience;
•closing delays and increased expenses related to the resolution of lawsuits filed by our shareholders or shareholders of companies we may seek to acquire;
•the inability to receive regulatory approvals timely or at all, including as a result of community objections, or such approvals being restrictively conditional; and
•risks associated with integrating the operations, technologies and personnel of the acquired business.

Though we expect to remain principally focused on organically growing our business in our existing markets (including our new market in Atlanta) during 2020, we nonetheless may have opportunities to evaluate merger and acquisition opportunities that are presented to us in our current markets as well as other markets throughout the southern portion of the United States and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities and related capital raising transactions may occur at any time. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and fully diluted earnings per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations, as well as cause legal or reputational harm.

We are dependent upon information technologies, computer systems and networks, including those maintained by us and those maintained and provided to us by third parties, to conduct operations and are reliant on technology to help increase efficiency in our business. These systems could become unavailable or impaired due to a variety of causes, including storms and other natural disasters, terrorist attacks, fires, utility outages, internal or external theft or fraud, design defects, human error, misconduct or complications or failures encountered as existing systems are maintained, replaced or upgraded. For example, our financial, accounting, data processing, or other operating or security systems or infrastructure or those of third parties upon which we rely may fail to operate properly or become disabled or damaged, which could adversely affect our ability to process transactions or provide services. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and we may experience data losses in the course of such recovery. We continuously update the systems on which we rely to support our operations and growth and to remain compliant with all applicable laws, rules and regulations globally. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions that may occur in the course of such implementation challenges.We maintain a system of internal controls and security to mitigate the risks of many of these occurrences and maintain insurance coverage for certain risks; however, should an event occur that is not prevented or detected by our internal controls, causes an interruption, degradation or outage in service, or is uninsured against or in excess of applicable insurance limits, such occurrence could have an adverse effect on our business and our reputation, which, in turn, could have a material adverse effect on our financial condition, results of operations and liquidity.

Our operations rely on the secure processing, storage and transmission of confidential, proprietary, personal and other information in our computer systems and networks. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, ransomware or other malicious code and other events that could have a security impact. We provide our customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. Our network, and the systems of parties with whom we contract or on which we rely, as well as those of our customers and regulators, could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. Sources of attacks vary and may include hackers, disgruntled employees or vendors, organized crime, terrorists, foreign governments, corporate espionage and activists. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other Internet-based product offerings and expand our internal use of web-based products and applications. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more prevalent and sophisticated and are extremely difficult to prevent. The techniques used by bad actors change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. Additionally, the existence of cyber attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. Consistent with industry trends, we remain at risk for attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our vendors, regulators or customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer, vendor or regulatory systems and networks) and viruses could expose us to claims, litigation and other possible liabilities, which may be significant. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and retain customers and businesses. Further, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

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

Bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our results of operations and financial condition. Changes in state or federal tax laws or regulations can have a similar impact. State and municipal governments, including the State of Tennessee, could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies are expected to continue to be aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, restrict our growth, increase our operating expenses, or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. In addition, the issuance of certain regulatory enforcement actions against Pinnacle Financial or Pinnacle Bank could constitute an event of default under our loan agreement with U.S. Bank, which could cause the acceleration of any outstanding borrowings under the loan agreement and termination of the agreement.

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

We face substantial competition for deposits, and for credit and trust relationships, and other financial services and products in the communities we serve. Competing providers include other banks, thrifts and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, title companies, money market funds and other financial and nonfinancial companies, including mobile payment platforms, which may offer products functionally equivalent to those offered by us. Competing providers may have greater financial resources than we do and offer services within and outside the market areas we serve. In addition to this challenge of attracting and retaining customers for traditional banking services, our competitors include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that financial institutions have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If we are unable to adjust both to increased competition for traditional banking services and changing customer needs and preferences, our financial performance could be adversely affected.

Some of our competitors, including credit unions, are not subject to certain regulatory constraints, such as the Community Reinvestment Act, which requires us to, among other things, implement procedures to make and monitor loans throughout the communities we serve. Credit unions also have federal tax exemptions that may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions, like Pinnacle Bank, that offer federally insured deposits. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. These differences in resources, regulation, competitive advantages, and business strategy may decrease our net interest margin, may increase our operating costs, and may make it harder for us to compete profitably.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. For example, the Growth Act and, if adopted, certain proposed implementing regulations significantly reduce the regulatory burden of certain large bank holding companies and raise the asset thresholds at which more onerous requirements apply, which could cause certain large bank holding companies to become more competitive, to more aggressively pursue expansion or to more readily consolidate with similar sized financial institutions. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as mobile payment and other automatic transfer and payment systems, and for banks that do not have a physical presence in our markets to compete for deposits. The absence of regulatory requirements may give non-bank financial companies a competitive advantage over us.

The implementation of other new lines of business or new products and services may subject us to additional risk.

We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in the future. There are substantial risks and uncertainties associated with these efforts. In developing and marketing new lines of business and/or new products and services, we undergo a new product process to assess the risks of the initiative, and invest significant time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Inability to retain senior management and key employees or to attract new experienced financial services professionals could impair our relationship with our customers, reduce growth and adversely affect our business.

We have assembled a senior management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth that we have experienced in recent years (and that we are seeking during 2020) was the result not of strong loan demand but rather of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. We are continuing to deploy a similar hiring strategy in the Carolinas and Virginia and we are in the early stages of deploying such strategy in Atlanta. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we have to pay to hire and retain these experienced individuals could cause our noninterest expense levels to rise and negatively impact our results of operations.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged on loans, interest rates paid on deposits and locations of offices. We are also subject to capital requirements established by our regulators, which require us to maintain specified levels of capital. It is possible that our FDIC assessments may increase in the future. Any future assessment increases could negatively impact our results of operations. Significant changes in laws and regulations applicable to the banking industry have been recently adopted and others are being considered in Congress. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably. Additionally, we are subject to laws regarding our handling, disclosure and processing of personal and confidential information of certain parties, such as our employees, customers, suppliers, counterparties and other third parties. The Gramm-Leach-Bliley Act requires us to periodically disclose our privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties, under certain circumstances. Other laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. We are subject to laws that require us to implement a comprehensive information security program that includes administrative, technical and physical safeguards to provide the security and confidentiality of customer records and information. Additionally, other legislative and regulatory activity continue to lend uncertainty to privacy compliance requirements that impact our business. We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The potential effects of pending legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us or restrict our ability to make acquisitions.

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
•market perceptions about the innovation economy, including levels of funding or "exit" activities of companies in the industries we serve;
•proposed or adopted regulatory changes or developments;
•changes in the political climate;
•market reactions to social media messages or posts;
•anticipated or pending investigations, proceedings or litigation that involve or affect us; and
•domestic and international economic and social factors unrelated to our performance.

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

In addition, the terms of our subordinated debentures, including the subordinated debentures we assumed upon the consummation of the BNC merger, prohibit us from paying dividends on our common stock at times when we are deferring the payment of interest on such subordinated debentures. Moreover, the terms of the loan agreement for Pinnacle Financial’s line of credit prohibits us from paying dividends when there is an event of default existing under the loan agreement, or the payment of a dividend would cause an event of default.

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

At December 31, 2019, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $763.0 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by Pinnacle Financial, and the accompanying subordinated debentures are senior to shares of Pinnacle Financial’s common stock. As a result, Pinnacle Financial must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on common stock and, in the event of Pinnacle Financial’s bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial’s common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock.

Pinnacle Financial and Pinnacle Bank have issued subordinated indebtedness the holders of which have rights that are senior to those of Pinnacle Financial’s common shareholders.

From time to time, Pinnacle Financial and Pinnacle Bank have issued, and in connection with the Avenue merger and BNC merger, assumed, subordinated notes. At December 31, 2019, Pinnacle Financial and Pinnacle Bank had an aggregate of $630.0 million of subordinated notes outstanding, not including the subordinated debentures issued in connection with our trust preferred securities. Moreover, the notes we have issued rank senior to shares of Pinnacle Financial’s common stock and Pinnacle Bank’s subordinated indebtedness is structurally senior to the rights of the holders of Pinnacle Financial’s common stock. In the event of any bankruptcy, dissolution or liquidation of Pinnacle Financial, these notes, along with Pinnacle Financial’s other indebtedness, would have to be repaid before Pinnacle Financial’s shareholders would be entitled to receive any of the assets of Pinnacle Financial.

Pinnacle Financial or Pinnacle Bank may from time to time issue, or assume in connection with an acquisition, additional subordinated indebtedness that would have to be repaid before Pinnacle Financial’s shareholders would be entitled to receive any of the assets of Pinnacle Financial or Pinnacle Bank.

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

We have the ability under our current effective shelf registration statement to issue shares of preferred stock. Further, our shareholders authorized our board of directors to issue up to 10,000,000 shares of preferred stock without any further action on the part of our shareholders. Our board also has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, conversion features, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up, and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue debt securities, incur other borrowings or issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected.

We and/or the holders of certain types of our securities could be adversely affected by unfavorable ratings from rating agencies.

The ratings agencies regularly evaluate Pinnacle Financial and Pinnacle Bank, and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will not receive adverse changes in our published ratings in the future, which could adversely affect the cost and other terms upon which we are able to obtain funding, and the way in which we are perceived in the capital markets. Actual or anticipated changes, or downgrades in our published credit ratings, including any announcement that our ratings are under review for a downgrade, could affect the market value and liquidity of our securities, increase our borrowing costs and negatively impact our profitability. Additionally, a downgrade of published credit rating of any particular security issued by us or our subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

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
•a provision that all extraordinary corporate transactions to which we are a party must be approved by a majority of the directors and a majority of the shares entitled to vote;
•a provision that any special meeting of our shareholders may be called only by our chairman, our chief executive officer, our president, our board of directors, or the holders of 25% of the outstanding shares of our voting stock that have held those shares for at least one year; and
•a provision establishing certain advance notice procedures for nomination of candidates for election as directors at an annual or special meeting of shareholders at which directors are elected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 150 Third Avenue South, Suite 900, Nashville, Tennessee. At December 31, 2019, we conducted branch banking operations in 111 offices in four states. These offices include both owned and leased facilities as follows:

State	Owned	Leased	Total
Tennessee	28	19	47
North Carolina	28	8	36
South Carolina	10	10	20
Virginia	6	2	8
	72	39	111

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle Financial's common stock is traded on the Nasdaq Global Select Market under the symbol "PNFP" and has traded on that market since July 3, 2006. As of February 25, 2020, Pinnacle Financial had approximately 4,684 stockholders of record.

In connection with the settlement of income tax liabilities associated with the Company's equity compensation plans and pursuant to the common stock share repurchase program approved by the Pinnacle Financial board of directors and announced during the fourth quarter of 2018, Pinnacle Financial repurchased shares of its common stock during the quarter ended December 31, 2019 as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2019 to October 31, 2019	204,071	$56.13	201,226	$19,559,000
November 1, 2019 to November 30, 2019	27,415	59.69	27,307	17,929,000
December 1, 2019 to December 31, 2019	—	—	—	17,929,000
Total	231,486	$56.55	228,533	$17,929,000

(1) During the quarter ended December 31, 2019, 10,963 shares of restricted stock previously awarded to certain of our associates vested. We withheld 2,953 shares to satisfy tax withholding requirements associated with their vesting.

(2) On November 13, 2018, Pinnacle Financial announced that its board of directors authorized a share repurchase program for up to $100.0 million of Pinnacle Financial’s outstanding common stock. This current repurchase program expires on March 31, 2020. On October 15, 2019, Pinnacle Financial's board of directors approved and additional $100 million share repurchase program that will commence upon the expiration or earlier exhaustion of the $100 million repurchase program scheduled to expire on March 31, 2020. This share repurchase program will expire on December 31, 2020. Pinnacle Financial repurchased 1,102,038 shares of its common stock at an aggregate cost of $61.4 million in the fiscal year ended December 31, 2019. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase programs do not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the programs may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements.

ITEM 6.  SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2019 (1)	2018	2017 (2)	2016 (3)(4)	2015 (5)(6)
Total assets	$27,805,496	$25,031,044	$22,205,700	$11,194,623	$8,714,544
Loans, net of unearned income	19,787,876	17,707,549	15,633,116	8,449,925	6,543,235
Allowance for loan losses	94,777	83,575	67,240	58,980	65,432
Total securities	3,728,991	3,277,968	2,536,045	1,323,797	966,442
Goodwill, core deposit and other intangible assets	1,870,941	1,853,282	1,864,712	566,698	442,773
Deposits and securities sold under agreements to repurchase	20,307,382	18,953,848	16,586,964	8,845,014	7,050,498
Advances from FHLB	2,062,534	1,443,589	1,319,909	406,304	300,305
Subordinated debt and other borrowings	749,080	485,130	465,505	350,768	141,606
Stockholders' equity	4,355,748	3,965,940	3,707,952	1,496,696	1,155,611
Statement of Operations Data:
Interest income	$1,067,936	$946,717	$636,138	$363,609	$255,169
Interest expense	301,794	210,375	92,832	38,615	18,537
Net interest income	766,142	736,342	543,306	324,994	236,632
Provision for loan losses	27,283	34,377	23,664	18,328	9,188
Net interest income after provision for loan losses	738,859	701,965	519,642	306,666	227,444
Noninterest income	263,826	200,870	144,904	121,003	86,530
Noninterest expense	505,148	452,887	366,560	236,285	170,877
Income before income taxes	497,537	449,948	297,986	191,384	143,098
Income tax expense	96,656	90,508	124,007	64,159	47,589
Net income	400,881	359,440	173,979	127,225	95,509
Per Share Data:
Earnings per share available to common stockholders – basic	$5.25	$4.66	$2.73	$2.96	$2.58
Weighted average common shares outstanding – basic	76,364,303	77,111,372	63,760,578	43,037,083	37,015,468
Earnings per share available to common stockholders – diluted	$5.22	$4.64	$2.70	$2.91	$2.52
Weighted average common shares outstanding – diluted	76,763,903	77,449,917	64,328,189	43,731,992	37,973,788
Common dividends per share	$0.64	0.58	$0.56	0.56	0.48
Book value per common share	$56.89	$51.18	$47.70	$32.28	$28.25
Common shares outstanding at end of period	76,563,811	77,483,796	77,739,636	46,359,377	40,906,064
Performance Ratios:
Return on average assets	1.52%	1.53%	1.02%	1.27%	1.36%
Return on average stockholders' equity	9.57%	9.37%	6.26%	9.47%	10.06%
Net interest margin	3.46%	3.68%	3.76%	3.70%	3.72%
Net interest spread	3.06%	3.35%	3.53%	3.46%	3.55%
Noninterest income to average assets	1.00%	0.85%	0.85%	1.21%	1.23%
Noninterest expense to average assets	1.91%	1.92%	2.15%	2.36%	2.42%
Efficiency ratio	49.05%	48.32%	53.26%	52.98%	52.88%
Average loan to average deposit ratio	97.78%	96.92%	95.14%	96.66%	96.39%
Avg. interest-earning assets to avg. interest-bearing liabilities	131.12%	132.69%	136.10%	139.39%	142.77%
Average equity to average total assets ratio	15.84%	16.29%	16.32%	13.40%	13.47%
Dividend payout ratio	12.24%	13.79%	20.00%	19.31%	18.97%
Asset Quality Ratios:
Allowance for loan losses to nonaccrual loans	153.85%	95.15%	117.00%	213.90%	222.90%
Allowance for loan losses to total loans	0.48%	0.47%	0.43%	0.70%	1.00%
Nonperforming assets to total assets	0.33%	0.41%	0.38%	0.30%	0.42%
Nonperforming assets to total loans and other real estate	0.46%	0.58%	0.55%	0.40%	0.55%
Net loan charge-offs to average loans	0.09%	0.11%	0.13%	0.21%	0.21%
Capital Ratios(7):
Common equity Tier 1 capital	9.70%	9.58%	9.14%	7.86%	8.61%
Leverage	9.08%	8.91%	8.65%	8.55%	9.37%
Tier 1 capital	9.70%	9.58%	9.14%	8.64%	9.63%
Total capital	13.21%	12.21%	12.01%	11.86%	11.24%
(1)Information for the 2019 fiscal year includes operations of Advocate Capital from its acquisition date of July 2, 2019.
(2)Information for the 2017 fiscal year includes the operation of BNC from its acquisition date of June 16, 2017 and reflects approximately 27.7 million shares of Pinnacle Financial Common Stock issued in connection with the BNC merger and approximately 3.2 million shares issued in connection with a public offering consummated in January 2017.
(3)Information for the 2016 fiscal year includes the operations of Avenue from its acquisition date of July 1, 2016 and reflects approximately 3.8 million shares of Pinnacle Financial Common Stock issued in connection with the Avenue merger.
(4)Information for the 2016 fiscal year includes our additional 19% membership interest in BHG which we acquired in March 2016 and reflects approximately 861,000 shares of Pinnacle Financial Common Stock issued in connection with the additional investment in BHG.
(5)Information for the 2015 fiscal year includes the operations of CapitalMark from its acquisition date of July 31, 2015 and Magna from its acquisition date of September 1, 2015 and reflects approximately 3.3 million shares and 1.4 million shares of Pinnacle Financial Common Stock issued in connection with the CapitalMark merger and the Magna merger, respectively.
(6)Information for the 2015 fiscal year includes our 30% membership interest in BHG which we acquired in February 2015.
(7)Capital ratios are for Pinnacle FInancial Partners, Inc.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2019 and 2018 and our results of operations for each of the years in the three-year period ended December 31, 2019. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Overview

General.  Our fully diluted net income per common share for the year ended December 31, 2019 was $5.22 compared to fully diluted net income per common share of $4.64 and $2.70 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2019, loans had increased by $2.1 billion as compared to December 31, 2018. The comparability of our financial condition and performance has been impacted by the acquisitions we have completed as well as the passage of the Tax Cuts and Jobs Act ("Tax Act") in December 2017, in each case as discussed below.

Acquisitions. We acquired BNC Bancorp and its wholly owned bank subsidiary, Bank of North Carolina (together, BNC), on June 16, 2017. At acquisition date, BNC's net assets were fair valued at $602.7 million, including loans valued at $5.6 billion and deposits valued at $6.2 billion. This acquisition expanded our footprint into the Carolinas and Virginia.

Each holder of BNC common stock (including restricted shares) received 0.5235 shares of Pinnacle Financial's common stock for each share of BNC common stock held by each shareholder on the closing date. We issued 27,687,100 shares of common stock and paid cash consideration of approximately $129,000, related to fractional shares, to the BNC shareholders. Included in the common stock issued were 136,890 assumed shares of unvested restricted stock that continued to vest in accordance with their original contractual terms. The fair value of these awards was $9.2 million, with $5.4 million attributable to precombination services provided by the recipients prior to the merger, that accordingly was included as merger consideration.

We acquired all of the outstanding stock of Advocate Capital, Inc. (Advocate Capital) on July 2, 2019 for a cash price of $59 million. Advocate Capital's $134.3 million of indebtedness at the acquisition date was also paid off in connection with consummation of the acquisition. Advocate Capital is a finance firm headquartered in Nashville, TN which supports the financial needs of legal firms through both case expense financing and working capital lines of credit. At the acquisition date, Advocate Capital's net assets were initially recorded at a fair value of approximately $45.6 million, consisting mainly of loans receivable. The purchase price allocations for the acquisition of Advocate Capital are preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities.

Tax Cuts and Jobs Act. On December 22, 2017, the Tax Act was signed into law. Among other items, the Tax Act reduced the corporate statutory Federal tax rate from 35% to 21%, which resulted in a reduction of our blended statutory tax rate from 39.23% in 2017 to 26.14% in 2018 and 2019. As a result of such decrease, we recognized a charge of $31.5 million in the fourth quarter of 2017 resulting from the revaluation of our deferred tax assets.

Results of operations.  Our net interest income increased to $766.1 million for 2019 compared to $736.3 million for 2018 and $543.3 million for 2017. The increase in 2019 as compared to 2018 was largely the result of organic loan growth. Our acquisition of BNC favorably impacted our loan growth when comparing 2018 to 2017. The net interest margin (the ratio of net interest income to average earning assets) for 2019 was 3.46% compared to 3.68% and 3.76% for 2018 and 2017, respectively.

Our provision for loan losses was $27.3 million for 2019 compared to $34.4 million in 2018 and $23.7 million in 2017. Provision expense for the year ended December 31, 2019 when compared to the comparable periods in 2018 and 2017 was primarily impacted by organic loan growth in our loan portfolio and by our internal assessment of the credit quality of the loan portfolio which included charge-offs of certain loans. Our net charge-offs were $16.1 million during 2019 compared to $18.0 million in 2018 and $15.4 million in 2017.

Our allowance for loan losses as a percentage of total loans increased from 0.47% at December 31, 2018 to 0.48% at December 31, 2019. The increase in the allowance as a percentage of total loans is primarily attributable to provision expense related to organic loan growth.

Noninterest income for 2019 compared to 2018 increased by $63.0 million, or 31.3%. Noninterest income for 2018 compared to 2017 increased by $56.0 million, or 38.6%. The increase in noninterest income from 2019 to 2018 and 2018 to 2017 was largely due to an increase in income from our investment in Bankers Healthcare Group, LLC ("BHG"), which was $90.1 million for the year ended

December 31, 2019 compared to $51.2 million and $38.0 million for the years ended December 31, 2018 and 2017, respectively, and for 2018 to 2017, the consummation of the BNC merger. Outside of our 49% investment in BHG and the BNC merger, increases in noninterest income in both comparable periods was attributable to increased transaction accounts and increased production in our fee-based products such as investments, insurance and trust resulting primarily from organic growth. Noninterest income was also impacted during the year ended December 31, 2019 by a $5.9 million in net pre-tax loss on the sale of $737.7 million of investment securities compared to a $2.3 million net pre-tax loss on the sale of $169.9 million of investment securities in 2018 and an $8.3 million net pre-tax loss on the sale of $363.9 million of investment securities in 2017 as we sought to restructure a portion of our securities portfolio in each period in preparation for changes in the yield curve during those periods.

Noninterest expense for 2019 compared to 2018 increased by $52.3 million, or 11.5%. The majority of the increase was attributable to salaries and employee benefits expense which increased $41.7 million, primarily resulting from annual merit increases awarded in the first quarter of 2019 as well as the increase in our associate base with our continued hiring of experienced bankers throughout our footprint during the period. Expenses associated with our annual cash incentive plan were also higher in 2019 than in 2018 as we paid out incentives at 120% of target as compared to target-level payouts in 2018. We also realized increases in equipment and occupancy costs of $10.3 million in 2019 versus 2018. This change was in part due to a $3.2 million non-cash impairment charge incurred during the second quarter of 2019 related to the consolidation of five offices across our footprint. Additionally, we experienced increased expenses associated with technology improvements to enhance the infrastructure of our firm during the comparable periods and expect to incur additional costs in future periods as we continue to enhance our technology infrastructure. During 2019, we incurred no merger-related expenses compared to $8.3 million during 2018 as we finalized the acquisition, cultural and technological integration of BNC. Noninterest expense for 2018 compared to 2017 increased by $86.3 million, or 23.6%, primarily due to the inclusion of our expanded footprint in the Carolinas and Virginia for all of 2018 compared to just over six months of operations in 2017. With the exception of OREO and merger-related expenses, we realized increases in all noninterest expense categories in 2018 when compared to 2017. Salaries and employee benefits expense increased $62.0 million, primarily resulting from annual merit increases awarded in the first quarter of 2018 as well as the increase in our associate base primarily as a result of our merger with BNC, including their participation in the 2018 annual incentive program as compared to 2017, and continued hiring of experienced bankers throughout our footprint. We also realized increases in equipment and occupancy costs of $20.2 million in 2018 versus 2017 due to our expanded footprint. Additionally, other noninterest expense, which includes deposit and lending related expenses, investment and trust sales expenses and administrative expenses, increased $20.9 million in 2018 compared to 2017. Offsetting these increases was a decrease in merger-related expenses of $23.6 million in 2018 compared to 2017. There were no merger-related expenses recorded in the second half of 2018.

The number of full-time equivalent employees increased from 2,132.0 at December 31, 2017 to 2,297.0 at December 31, 2018 and 2,487.0 at December 31, 2019.

During the three years ended December 31, 2019, 2018 and 2017, we recorded income tax expense of $96.7 million, $90.5 million and $124.0 million, respectively. Income tax expense for 2018 was impacted by the reduction in the statutory federal income tax rate from 35% to 21% as a result of the Tax Act, which was signed into law in December 2017. The Tax Act also impacted income tax expense for the year ended December 31, 2017 as our deferred tax assets were revalued as a result of such rate change, resulting in a charge of $31.5 million. Our effective tax rate for the years ended December 31, 2019, 2018 and 2017, was 19.4%, 20.1% and 41.6%, respectively.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 49.1%, 48.3%, and 53.3% for the three years ended December 31, 2019, 2018 and 2017, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the year ended December 31, 2019 compared to the same period in 2018 was negatively impacted by losses on the sale of our non-prime automobile portfolio, the write-down of facilities and land acquired in the BNC acquisition that previously had been held for potential expansion, and a non-cash impairment charge related to the consolidation of five offices across our footprint during the year ended December 31, 2019. Net gains and losses on sales of securities impacted our efficiency ratios in each of 2019, 2018 and 2017. Increased revenue from increased interest earning assets in the 2019 period over the 2018 and 2017 periods and the absence of merger-related expenses in 2019 positively impacted our efficiency ratio in the 2019 period when compared to 2018 and 2017 periods. The efficiency ratio improved in 2018 as compared to 2017 primarily due to the completion in 2018 of the integration and technology conversion associated with the acquisition of BNC and the growth in interest earning assets.

Net income for 2019 was $400.9 million compared to $359.4 million in net income for 2018 and $174.0 million in net income in 2017.  Fully-diluted net income per common share was $5.22 for 2019 compared to $4.64 for 2018 and $2.70 for 2017. Net income and fully-diluted net income per common share in 2017 were each significantly and negatively impacted by the $31.5 million charge resulting from the revaluation of our deferred tax assets following the passage of the Tax Act, while net income and fully-diluted net income per common share in 2019 and 2018 each benefited from the reduced rate under the Tax Act and continued organic growth. Net income per common share was also positively impacted in 2018 and 2019 by the share repurchase program we commenced in the fourth quarter of 2018.

Financial Condition.  Our loan balances increased by $2.1 billion during both 2019 and 2018. The increase in our outstanding loan balances during both 2019 and 2018 is largely due to the continued economic growth in our core markets, increases in the number of relationship managers, primarily in our commercial lending program, and increased focus on attracting new customers to our company.

Total deposits increased from $18.8 billion at December 31, 2018 to $20.2 billion at December 31, 2019. Within our deposits, the ratio of core funding to total deposits decreased from 79.0% at December 31, 2018 to 76.2% at December 31, 2019.

We believe we have hired experienced relationship managers that have significant client portfolios and longstanding reputations within the communities we serve. As such, we believe they will attract more relationship managers to our firm as well as loans and deposits from new and existing small-and middle-market clients particularly if the economies in our principal markets continue to expand.

Capital and Liquidity.  At December 31, 2019 and 2018, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. From time to time, we may be required to support the capital needs of our bank subsidiary. At December 31, 2019, we had approximately $182.0 million of cash at the holding company which could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, including an established line of credit with another bank that can be utilized to provide up to $75 million of additional capital support to Pinnacle Bank, if needed.

On November 13, 2018, Pinnacle Financial announced that its board of directors authorized a share repurchase program for up to $100.0 million of Pinnacle Financial’s outstanding common stock and on October 15, 2019, the board approved an additional $100.0 million of repurchase authorization. The current repurchase program expires on March 31, 2020, with the additional $100 million authorization expiring on December 31, 2020. We repurchased 1,102,038 shares of our common stock at an aggregate cost of $61.4 million in 2019 compared to 405,200 shares of our common stock at an aggregate cost of $20.7 million in 2018.

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

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the provision for loan losses and is a component of the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan's effective interest rate, or if the loan is collateral dependent, at the fair value of the collateral, less estimated disposal costs. If the loan is collateral dependent, the principal balance of the loan is charged-off in an amount equal to the impairment measurement. The fair value of collateral dependent loans is derived primarily from collateral appraisals performed by independent third-party appraisers.  Management believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans. This analysis is completed for all individual loans greater than $1.0 million. The resulting allowance percentage by segment adjusted for specific trends identified, if applicable, is then applied to the remaining population of impaired loans.

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

Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Measurement of Current Expected Credit Losses on Financial Instruments (CECL), which will modify the accounting for the allowance for loan losses from an incurred loss model to an expected loss model, as discussed more fully under "Part II - Item 8. Financial Statements and Supplementary Data - Note 1. Summary of Significant Accounting Policies" of this Report.

Impairment of Goodwill. Goodwill is evaluated for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired. ASC 350,  Intangibles — Goodwill and Other, provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines it is necessary, or if a qualitative assessment is not performed, it is required to perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If, based on a qualitative assessment, an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The results of our qualitative assessment as of September 30, 2019, our annual assessment date, indicated that the fair value of our reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

Should our common stock experience a sustained price decline or other impairment indicators become known, additional impairment testing of goodwill may be required. Should it be determined in a future period that the goodwill has become impaired, then a charge to earnings will be recorded in the period such determination is made. While we believe that the assumptions utilized in our testing were appropriate, they may not reflect actual outcomes that could occur.  Specific factors that could negatively impact the assumptions used include the following: a change in the control premium being realized in the market or a meaningful change in the number of mergers and acquisitions occurring; the amount of expense savings that may be realized in an acquisition scenario; significant fluctuations in our asset/liability balances or the composition of our balance sheet; a change in the overall valuation of the stock market, specifically bank stocks; performance of Southeast U.S. Banks; and Pinnacle Financial's performance relative to peers.  Changing these assumptions, or any other key assumptions, could have a material impact on the amount of goodwill impairment, if any.

Results of Operations

The following is a summary of our results of operations for 2019, 2018 and 2017 (in thousands except per share data):

	Years ended December 31,		2019-2018 Percent Increase	Year ended December 31,	2018-2017 Percent Increase
	2019	2018	(Decrease)	2017	(Decrease)
Interest income	$1,067,936	$946,717	12.80%	$636,138	48.82%
Interest expense	301,794	210,375	43.46%	92,832	126.62%
Net interest income	766,142	736,342	4.05%	543,306	35.53%
Provision for loan losses	27,283	34,377	(20.64)%	23,664	45.27%
Net interest income after provision for loan losses	738,859	701,965	5.26%	519,642	35.09%
Noninterest income	263,826	200,870	31.34%	144,904	38.62%
Noninterest expense	505,148	452,887	11.54%	366,560	23.55%
Net income before income taxes	497,537	449,948	10.58%	297,986	51.00%
Income tax expense	96,656	90,508	6.79%	124,007	(27.01)%
Net income	$400,881	$359,440	11.53%	$173,979	106.60%
Basic net income per common share	$5.25	$4.66	12.66%	$2.73	70.70%
Diluted net income per common share	$5.22	$4.64	12.50%	$2.70	71.85%

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our revenues. For the year ended December 31, 2019, we recorded net interest income of approximately $766.1 million, which resulted in a net interest margin of 3.46%. For the year ended December 31, 2018, we recorded net interest income of approximately $736.3 million, which resulted in a net interest margin of 3.68%. For the year ended December 31, 2017, we recorded net interest income of approximately $543.3 million, which resulted in a net interest margin of 3.76%. These increases in net interest income were attributable to the growth in our loan portfolio due to our merger with BNC, organic growth, and changes in the interest rates we receive on interest earning assets offset in part by increases in the volume and the rates we pay on deposits and our other funding sources.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2019 (in thousands):

	2019			2018			2017
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1) (2)	$18,847,104	$955,388	5.17%	$16,899,738	$850,472	5.09%	$12,254,790	$578,286	4.79%
Securities:
Taxable	1,791,663	46,649	2.60%	1,804,958	48,192	2.67%	1,724,612	39,060	2.26%
Tax-exempt (2)	1,680,758	51,138	3.62%	1,202,143	35,995	3.58%	488,478	13,712	3.76%
Federal funds sold and other	631,331	14,761	2.34%	518,923	12,058	2.32%	335,491	5,080	1.51%
Total interest-earning assets	22,950,856	1,067,936	4.78%	20,425,762	946,717	4.71%	14,803,371	636,138	4.38%
Nonearning assets:
Intangible assets	1,859,548			1,859,183			1,273,577
Other nonearning assets	1,624,750			1,269,083			939,269
	$26,435,154			$23,554,028			$17,016,217
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	3,236,907	36,901	1.14%	3,064,328	28,767	0.94%	2,328,350	11,261	0.48%
Savings and money market	7,557,265	104,138	1.38%	6,994,938	73,431	1.05%	5,455,607	32,844	0.60%
Time deposits	3,978,688	90,602	2.28%	3,070,071	48,845	1.59%	1,765,089	15,479	0.88%
Total interest-bearing deposits	14,772,860	231,641	1.57%	13,129,337	151,043	1.15%	9,549,046	59,584	0.62%
Securities sold under agreements to repurchase	117,518	570	0.49%	129,899	588	0.45%	119,055	406	0.34%
Federal Home Loan Bank advances	2,055,365	43,675	2.12%	1,663,968	34,174	2.05%	788,237	12,399	1.57%
Subordinated debt and other borrowings	557,387	25,908	4.65%	470,189	24,570	5.23%	420,790	20,443	4.86%
Total interest-bearing liabilities	17,503,130	301,794	1.72%	15,393,393	210,375	1.37%	10,877,128	92,832	0.85%
Noninterest-bearing deposits	4,503,134	—	0.00%	4,305,942	—	0.00%	3,331,741	—	0.00%
Total deposits and interest- bearing liabilities	22,006,264	301,794	1.37%	19,699,335	210,375	1.07%	14,208,869	92,832	0.65%
Other liabilities	241,935			18,281			30,218
Stockholders' equity	4,186,955			3,836,412			2,777,130
	$26,435,154			$23,554,028			$17,016,217
Net interest income		$766,142			$736,342			$543,306
Net interest spread (3)			3.06%			3.35%			3.53%
Net interest margin (4)			3.46%			3.68%			3.76%
(1)Average balances of nonperforming loans are included in average loan balances.
(2)Yields computed on tax-exempt instruments on a tax equivalent basis and include $29.0 million, $16.2 million and $12.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations for the period presented.
(3)Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2019 would have been 3.41% compared to a net interest spread for the years ended December 31, 2018 and 2017 of 3.65% and 3.73%, respectively.

(4)Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

For the year ended December 31, 2019, our net interest spread was 3.06%, while the net interest margin was 3.46% compared to a net interest spread of 3.35% for the year ended December 31, 2018 and 3.53% for the year ended December 31, 2017, and a net interest margin of 3.68% and 3.76%, respectively. Although our net interest margin was positively impacted by yield expansion in our earning asset portfolio, these increases were offset by increases in our total funding costs and declining levels of positive impact from purchase accounting.

During the year ended December 31, 2019, our earning asset yield increased by 7 basis points and 33 basis points, from the years ended December 31, 2018 and 2017, respectively, while total funding rates increased by 30 basis points and 42 basis points compared to the years ended December 31, 2018 and 2017, respectively. The increase in our funding costs was primarily caused by changes in the rate environment throughout all three periods presented, intense competition and increased use of and associated borrowing costs for noncore funding. The application of fair value accounting on the BNC accounts we acquired in our merger also positively impacted our net interest margin in 2019, 2018 and 2017, but will continue to become less impactful in future periods.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Pricing for creditworthy borrowers and meaningful depositors is very competitive in our markets and this competition has adversely impacted, and may continue to adversely impact, our margins. We anticipate that this challenging competitive environment will continue during 2020. We also expect the positive impact of purchase accounting on our net interest income will lessen in future periods, which will negatively affect our net interest margin in 2020. We have sought to mitigate much of the negative impact that reductions in short-term interest rates would have on our net interest margin through restructuring a portion of our investment securities portfolio, purchasing loan interest rate floors, and unwinding fixed-to-floating loan interest rate swaps during 2019. However, our net interest margin could be additionally impacted by future interest rate cuts if we are not able to lower deposit rates at a pace necessary to offset declines in our earning asset yields. We seek to fund increased loan volumes by growing our core deposits, but will utilize noncore funding to fund shortfalls, if any. To the extent that our dependence on noncore funding sources increases during 2020 our net interest margin would likely be negatively impacted as we may not be able to reduce the rates we pay on these deposits as quickly as we can on core deposits.

Rate and Volume Analysis.   Net interest income increased by $29.8 million between the years ended December 31, 2018 and 2019 and by $193.0 million between the years ended December 31, 2017 and 2018. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2019 Compared to 2018 Increase (decrease) due to			2018 Compared to 2017 Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$9,795	$95,121	$104,916	$43,386	$228,800	$272,186
Securities:
Taxable	(1,226)	(317)	(1,543)	7,195	1,937	9,132
Tax-exempt	(662)	15,805	15,143	(2,575)	24,858	22,283
Federal funds sold	100	2,603	2,703	3,551	3,427	6,978
Total interest-earning assets	8,007	113,212	121,219	51,557	259,022	310,579

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	6,325	1,809	8,134	12,509	4,997	17,506
Savings and money market	23,967	6,740	30,707	28,261	12,326	40,587
Time deposits	24,489	17,268	41,757	17,969	15,397	33,366
Total deposits	54,781	25,817	80,598	58,739	32,720	91,459
Securities sold under agreements to repurchase	40	(58)	(18)	138	44	182
Federal Home Loan Bank advances	1,324	8,177	9,501	6,134	15,641	21,775
Subordinated debt and other borrowings	(2,936)	4,274	1,338	1,643	2,484	4,127
Total interest-bearing liabilities	53,209	38,210	91,419	66,654	50,889	117,543
Net interest income	$(45,202)	$75,002	$29,800	$(15,097)	$208,133	$193,036

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

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management's evaluation, we believe to be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to approximately $27.3 million, $34.4 million and $23.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Provision expense for the year ended December 31, 2019 decreased as compared to 2018 and increased in 2018 as compared to 2017. Both the decrease in 2019 as compared to 2018 and the increase in 2018 as compared to 2017 were primarily impacted by organic growth in our loan portfolio and by our internal assessment of the credit quality of the loan portfolio which included charge-offs realized in our consumer portfolio, primarily related to non-prime automobile loans, and losses on loans to commercial borrowers in a variety of industries.

Our allowance for loan losses is adjusted to an amount deemed appropriate to adequately cover probable losses in the loan portfolio based on our allowance for loan loss methodology. Our allowance for loan losses as a percentage of loans increased from 0.47% at December 31, 2018 to 0.48% at December 31, 2019. The slight increase in the allowance as a percentage of total loans is primarily attributable to provision expense associated with organic loan growth as our acquired loans, with remaining purchase accounting discounts associated with them, are becoming less impactful to our portfolio mix. The absolute level of our allowance for loan losses is largely driven by continued favorable credit experience in our portfolios and we believe it is supported by the strong economies present in markets in which we currently operate.

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

The following is our noninterest income for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Years ended December 31,		2019-2018 Percent Increase	Year ended December 31,	2018-2017 Percent Increase
	2019	2018	(Decrease)	2017	(Decrease)
Noninterest income:
Service charges on deposit accounts	$36,769	$36,088	1.89%	$31,499	14.57%
Investment services	24,187	21,985	10.02%	15,296	43.73%
Insurance sales commissions	9,344	9,331	0.14%	7,405	26.01%
Gains on mortgage loans sold, net	24,335	14,564	67.09%	18,625	(21.80)%
Investment losses on sales and impairments, net	(5,941)	(2,254)	(163.58)%	(8,264)	72.73%
Trust fees	14,184	13,143	7.92%	8,664	51.70%
Income from equity method investment	90,111	51,222	75.92%	37,958	34.94%
Other noninterest income:
Interchange and other consumer fees	36,158	28,720	25.90%	18,443	55.72%
Bank-owned life insurance	17,361	12,535	38.50%	7,945	57.77%
Loan swap fees	4,758	4,043	17.68%	1,795	125.24%
SBA loan sales	4,933	4,604	7.15%	2,879	59.92%
Gain on other equity investments	2,789	2,778	0.40%	365	661.10%
Other noninterest income	4,838	4,091	18.26%	4,008	2.07%
Total other noninterest income	70,837	56,771	24.78%	35,435	60.21%
Total noninterest income	$263,826	$200,850	31.35%	$146,618	36.99%

The increase in service charges on deposit accounts in 2019 compared to 2018 and 2017 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts resulting from organic growth in this product.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the year ended December 31, 2019, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, were $24.2 million, compared to $22.0 million at December 31, 2018 and $15.3 million at December 31, 2017, reflecting increases in brokerage assets and, for much of 2019, 2018 and 2017, year-over-year increases in the value of the stock market. At December 31, 2019, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $4.6 billion in brokerage assets compared to $3.8 billion and $3.3 billion at December 31, 2018 and 2017, respectively. Insurance commissions were approximately $9.3 million during 2019 and 2018 compared to $7.4 million during 2017. Additionally, at December 31, 2019, our trust department was receiving fees on approximately $2.9 billion and $1.7 billion of managed and custodied assets, respectively, compared to approximately $2.1 billion and $1.5 billion at December 31, 2018 and $1.8 billion and $1.1 billion at December 31, 2017. The growth in our wealth management businesses is attributable to our expanded distribution platform with the addition of associates across our footprint.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from period to period as the rate environment changes. Gains on mortgage loans sold, net, were $24.3 million, $14.6 million and $18.6 million, respectively, for the years ended December 31, 2019, 2018 and 2017. The year-over-year growth in 2019 and decline in 2018 in net gains on the sale of mortgage loans was attributable to the impact of the interest rate environment on mortgage production during each respective period. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. There is positive correlation between the dollar amount of the mortgage pipeline and the value of this hedge. Therefore, the change in the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At December 31, 2019, the mortgage pipeline included $124.2 million in loans expected to close in 2020 compared to $77.0 million in loans at December 31, 2018 expected to close in 2019, respectively.

For the year ended December 31, 2019, investment gains (losses) on sales and impairments, net, represent a $5.9 million pre-tax loss we recognized upon the sale of $737.7 million of investment securities compared to a $2.3 million net pre-tax loss on the sale of $169.9 million of investment securities in 2018 and an $8.3 million net pre-tax loss on the sale of $363.9 million of investment securities in 2017 as we sought to restructure a portion of our securities portfolio in each period in preparation for changes in the yield curve during those periods. The loss recorded in 2017 also allowed us to capture an increased tax deduction in that period due to the reduction in corporate tax rates beginning in 2018 as a result of the passage of the Tax Act.

Income from equity-method investment. Income from equity-method investment is comprised solely of income from our 49% equity-method investment in BHG. BHG is engaged in the origination of commerical and consumer loans primarily to healthcare providers and other professionals throughout the United States. The loans originated by BHG are either financed by secured borrowings or sold with limited or non-recourse to independent financial institutions and investors. BHG has expanded its operations to include commercial lending to other professional service firms such as attorneys, accountants and others. Through subsidiaries that it owns, it also has expanded into patient financing, which involves loans to individuals to finance medical expenses, particularly those to patients with high deductible health plans.

Income from this equity-method investment was $90.1 million for the year ended December 31, 2019 compared to $51.2 million and $38.0 million for the years ended December 31, 2018 and 2017, respectively. The increased level of contribution we have experienced from BHG in 2019 when compared to 2018 and 2017 reflects the positive results BHG has experienced as a result of enhancements to its business model, including its marketing efforts. Historically, BHG has sold the majority of the loans it originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option.

In the second half of 2019, BHG began retaining more loans on its balance sheet than historically had been the case in recent years. This change in its business model is likely to reduce BHG's revenue in 2020 compared to what it would have recognized had it continued to sell a larger percentage of its loans to its bank network of purchasers, however, we do anticipate an increase in revenues for BHG in 2020 when compared to 2019. We believe, however, over time this practice should produce a less volatile revenue stream than its gain on sale model going forward so long as credit losses remain in line with historical experience. This model of retaining more of the loans that it originates on its balance sheet will require BHG to access funding sources in amounts greater than were previously required under the gain on sale model. BHG has arranged warehouse line financing from multiple financial institutions to facilitate this shift in strategy but may require additional funding to expand its ability to retain more loans on its balance sheet. The costs for this funding will likely reduce BHG's earnings in the near term in comparison to what it may have earned under its gain on sale model with similar origination volumes.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets of $1.9 million, $2.8 million and $3.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, there were $8.8 million of these intangible assets that are expected to be amortized in lesser amounts over the next 16 years.  Also included in income from equity-method investment, is accretion income associated with the fair value of certain of BHG's liabilities of $2.6 million, $2.9 million and $3.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, there were $4.8 million of these liabilities that are expected to be accreted into income in lesser amounts over the next seven years.

During the years ended December 31, 2019, 2018 and 2017, respectively, Pinnacle Financial and Pinnacle Bank received $51.3 million, $33.7 million and $21.7 million in dividends in the aggregate from BHG, which reduced the carrying amount of our investment in BHG while earnings from BHG increased the carrying amount of our investment in BHG. Our proportionate share of earnings from BHG are included in our consolidated tax return. Profits from intercompany transactions are eliminated. Earnings from BHG may fluctuate from period-to-period.

As our ownership interest in BHG is 49% and our representatives do not occupy a majority of the seats on BHG's board of managers, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity-method investment in noninterest income. For the year ended December 31, 2019, BHG reported $366.5 million in gross revenues, net of substitution losses of $53.1 million, compared to $220.3 million and $160.2 million, respectively, for the years ended December 31, 2018 and 2017, net of substitution losses of $43.7 million and $42.5 million, respectively. The following discussion considers BHG's results of operations for 2019, 2018 and 2017 prior to consideration of our ownership interest.

•Approximately $291.1 million, or 79.4%, of these revenues for the year ended December 31, 2019 related to gains on the sale of commercial loans BHG had previously issued primarily to doctor, dentist and other medical practices compared to $175.8 million, or 79.8%, for the year ended December 31, 2018 and $127.2 million, or 79.4%, for the year ended December 31, 2017.  BHG refers to this activity as its core product and at December 31, 2019 and 2018, BHG had loans held for sale totaling $208.1 million and $163.5 million, respectively. BHG typically funds these loans from cash reserves on its balance sheet.  Subsequently, these core product loans are sold with no recourse to BHG to a network of community banks and other financial institutions at a premium to the par value of the loan.  The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments.  BHG retains no servicing or other responsibilities related to the core product loan once sold.  As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model.

•At December 31, 2019 and 2018, there were $2.5 billion and $1.9 billion, respectively, in core product loans previously sold by BHG that were actively serviced by BHG's network of bank purchasers. BHG, at its sole option, may also provide purchasers of these core product loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments.  This substitution is subject to the purchaser having adhered to the standards of its purchase agreement with BHG.  Additionally, all substitutions are subject to the approval by BHG's board of managers.  As a result, the reacquired loans are deemed purchase credit impaired and recorded on BHG's balance sheet at the net present value of the loan's anticipated cash flows.  BHG will then initiate collection efforts and attempt to restore the reacquired loan to performing status. As a result, BHG maintained a liability as of December 31, 2019 and 2018 of $118.0 million and $88.9 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution. This liability represents 4.7% of core product loans previously sold by BHG that remain outstanding as of both December 31, 2019 and 2018.

•BHG will maintain loans on its balance sheet for a period of time prior to sale or transfer to a purchaser. Alternatively, BHG may elect to keep certain loans on its balance sheet through maturity. From time to time, BHG may hold a higher volume of these loans depending upon the timing of loan originations, their loan pipeline and market demand as well as the deployment of their business strategy. As previously discussed, BHG recently realigned their business model to retain more of their originated loans on their balance sheet. At December 31, 2019, BHG reported balance sheet loans totaling $454.7 million compared to $151.4 million as of December 31, 2018. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At December 31, 2019 and 2018, BHG had $316.7 million and $150.4 million of secured borrowings associated with loans held for investment which did not qualify for sale accounting. Interest income and fees and amounted to $60.6 million, $32.5 million and $19.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

•BHG also sometimes refers loans to other financial institutions and, based on an agreement with the institution, earn a fee for doing so.  Typically, these are loans that BHG believes would either be classified as consumer-type loans rather than commercial loans, fail to meet the credit underwriting standards of BHG but another institution will accept the loans or are to borrowers in certain geographic locations where BHG has elected not to do business.  For the years ended December 31, 2019, 2018 and 2017, BHG recognized fee income of $2.3 million, $1.5 million and $6.5 million, respectively, from these activities.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased in 2019 as a result of increased debit and credit card transactions as compared to the comparable periods in 2018 and 2017 resulting from the increase in customers during the respective periods. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $17.4 million for the year ended December 31, 2019 compared to $12.5 million and $7.9 million for the years ended December 31, 2018 and 2017, respectively. The increase in earnings on these bank-owned life insurance policies resulted primarily from the purchase of $100.0 million of new policies during 2018 and $110.0 million of new policies purchased in 2019. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. Loan swap fees and SBA loan sales are all included in other noninterest income and fluctuate based on the current market environment. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers.

Noninterest Expense.   The following is our noninterest expense for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Years ended December 31,		2019-2018 Percent Increase	Year ended December 31,	2018-2017 Percent Increase
	2019	2018	(Decrease)	2017	(Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$185,845	$161,229	15.27%	$130,929	23.14%
Commissions	13,797	12,644	9.12%	7,573	66.96%
Cash and equity incentives	68,023	53,990	25.99%	40,693	32.68%
Employee benefits and other	45,694	43,810	4.30%	30,467	43.79%
Total salaries and employee benefits	313,359	271,673	15.34%	209,662	29.58%
Equipment and occupancy	84,582	74,276	13.88%	54,092	37.31%
Other real estate expense	4,228	723	484.79%	1,079	(32.99)%
Marketing and business development	13,251	11,712	13.14%	8,321	40.75%
Postage and supplies	8,144	7,815	4.21%	5,736	36.24%
Amortization of intangibles	9,908	10,549	(6.08)%	8,816	19.66%
Merger-related expenses	—	8,259	(100.00)%	31,843	(74.06)%
Other noninterest expense:
Deposit related expenses	17,017	22,768	(25.26)%	13,098	73.83%
Lending related expenses	24,573	19,428	26.48%	13,403	44.95%
Wealth management related expenses	1,986	1,837	8.11%	1,271	44.53%
Audit, exam and insurance expense	9,194	7,791	18.01%	5,785	34.68%
Administrative and other expenses	18,906	16,036	17.90%	13,454	19.19%
Total other noninterest expense	71,676	67,860	5.62%	47,011	44.35%
Total noninterest expense	$505,148	$452,867	11.54%	$366,560	23.55%

The increase in total salaries and employee benefits expense in 2019 over 2018 and 2017 is primarily the result of an increase in the number of employees in 2019 over 2018 and 2017 and annual merit increases to base salaries. At December 31, 2019, our associate base had expanded to 2,487.0 full-time equivalent associates as compared to 2,297.0 and 2,132.0 at December 31, 2018 and 2017, respectively, primarily resulting from our efforts to continue to hire experienced bankers and other associates throughout our footprint. We expect salary and employee benefit expenses will continue to rise as we continue to hire experienced bankers and other associates across our franchise, including in the Atlanta, Georgia market in which we entered late in the fourth quarter of 2019. We also expect salaries and benefits expense will increase in 2020 when compared to 2019 due to our increased associate base and annual merit increases given in the first quarter of each fiscal year and as we continue to enhance the infrastructure around our operations to account for our increased size and geographic reach.

Commissions expense represents compensation paid to our wealth management lines of business including investment services, trust, insurance and capital markets. Commissions expense for the year ended December 31, 2019 was 9.1% greater than in 2018 which was 67.0% greater than in 2017. The increase in 2019 as compared to 2018 and 2018 as compared to 2017 is primarily related to growth in our investment portfolio commissions. Commissions expense incurred related to the production of residential mortgages is recorded net of the related mortgage revenues.

We believe that cash and equity incentives are a valuable tool in motivating an employee base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, historically all of our non-commissioned associates have participated in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our associates participate in our equity compensation plans. Advocate Capital's associates did not participate in our company-wide plan in 2019 and will participate in an Advocate Capital plan in 2020. Under the 2019 annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of revenues and diluted earnings per share (subject to certain adjustments). To the extent that the soundness threshold is met and revenues and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. In 2019, our cash incentives represented 120% of targeted incentive compensation compared to 100% in 2018 and 105% in 2017. Cash incentives for 2019 totaled $46.8 million, compared to $36.4 million in 2018 and $24.1 million in 2017. The increase in 2019 when compared to 2018 was primarily the result of the increase in the percentage of target of the payout from 100% in 2018 to 120% in 2019 as well as certain new associates that we had hired being able to participate in the annual cash incentive plan. The increase in 2018 when compared to 2017 was primarily the result of certain new associates that we had hired being able to participate in the annual cash incentive plan, particularly the BNC associates that did not participate in the company-wide plan in 2017.

Also, included in cash and equity incentives for the years ended December 31, 2019, 2018 and 2017, were approximately $11.9 million, $12.0 million and $10.3 million, respectively, of compensation expenses related to equity-based restricted share awards and approximately $9.3 million, $5.7 million and $6.3 million, respectively, of compensation expenses related to equity-based restricted share units with performance-based vesting criteria. We have not issued stock options since 2008. Under our equity incentive plans, we provide a broad-based equity incentive program for all associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. Our compensation expense associated with equity awards for 2019 increased when compared to 2018 and 2017 as a result of the additional associates we hired in those periods, including associates obtained in connection with the acquisitions of Advocate Capital and BNC as well as increases in the amount of performance units awarded to our senior associates. We expect our compensation expense associated with equity awards to increase in 2020 when compared to 2019 as a result of our intention to hire additional experienced financial advisors in 2020 as well as increases in the amount of performance units awarded to our senior associates.

Employee benefits and other expenses include costs associated with our 401k plan, health insurance, payroll taxes and contract labor. These expenses increased by $1.9 million in 2019 compared to 2018 which increased by $13.3 million when compared to 2017. The increase in 2019 as compared to 2018 and 2018 as compared to 2017 was primarily the result of the increase in full-time equivalent associates in each respective period.

Equipment and occupancy expense for the year ended December 31, 2019 was 13.9% greater than in 2018 which was 37.3% greater than in 2017. Included in the year ended December 31, 2019 increase was a $3.2 million non-cash impairment charge incurred during the second quarter of 2019 related to the consolidation of five offices across our footprint. Additionally, we experienced increased expenses associated with technology improvements to enhance the infrastructure of our firm during the comparable periods and expect to incur additional costs in future periods as we continue to enhance our cybersecurity and operational infrastructure. The increase in 2018 as compared to 2017 is primarily due to our BNC merger, including the completion and opening of an office in North Carolina in 2018, and two new locations opened in our Tennessee markets in the latter part of 2017. We believe the number of our locations will increase over an extended period of time across our franchise and we have identified a location for our initial office in the Atlanta, Georgia metro area. In future periods, these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense.

Other real estate expense for the year ended December 31, 2019 was $4.2 million compared to $723,000 in 2018 and $1.1 million in 2017. The increase in 2019 as compared to 2018 was primarily the result of a $2.4 million write-down in the second quarter of 2019 of facilities and land acquired in the BNC acquisition that previously had been held for potential expansion. The decrease in 2018 compared to 2017 is related to the $12.7 million decrease in other real estate owned during the year ended December 31, 2018.

Marketing and business development expense for the year ended December 31, 2019 was 13.1% greater than in 2018 which was 40.8% greater than in 2017. The primary source of the increases in 2019 as compared to 2018 is the associated marketing and business development expenses necessary to support the growth of our firm across our entire franchise in Tennessee, the Carolinas and Virginia. The primary source of the increase in 2018 as compared to 2017 is related to our merger with BNC and the associated marketing and business development expenses to support that expansion. We expect our marketing and business development expenses will increase in 2020, including as a result of our expansion into the Atlanta, Georgia metro market.

Noninterest expense related to the amortization of intangibles was $9.9 million for the year ended December 31, 2019 compared to $10.5 million and $8.8 million for the years ended December 31, 2018 and 2017, respectively. The increase in amortization expense in 2018 was attributable to an increase in amortizing intangibles resulting from our acquisitions in 2017 and 2016, respectively. The following table outlines our amortizing intangible assets, their initial valuations and their intangible lives as of December 31, 2019:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
CapitalMark	2015	$6.2	7	$0.9
Magna Bank	2015	3.2	6	0.3
Avenue	2016	8.8	9	3.3
BNC	2017	48.1	10	30.6
Book of Business Intangible:
Miller Loughry Beach Insurance	2008	1.3	20	0.2
CapitalMark	2015	0.3	16	0.1
BNC Insurance	2017	0.4	20	0.3
BNC Trust	2017	1.9	10	1.4
Advocate Capital	2019	13.6	13	12.7

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense related to these assets is estimated to decrease from $9.8 million per year to $5.4 million per year over the next five years with lesser amounts for the remaining amortization period.

No merger-related expenses were recorded during the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, merger-related expenses of $8.3 million and $31.8 million, respectively, were incurred associated with our acquisitions which occurred in, or prior to, those respective periods. Merger-related expenses in 2018 included costs to finalize the cultural and technical integrations related to our acquisition of BNC and associate retention packages. Merger-related expenses in 2017 primarily included the cost of the technical and cultural integration, lease termination fees, costs associated with the BNC branch rationalization plan we executed in 2017, the cost of certain assumed equity awards that vested upon the change in control, and retention bonuses paid to former BNC associates for their services during the conversion. Merger-related expenses for the years ended December 31, 2018, and 2017, also include the costs of technical conversions which were completed during, or prior to, those periods. Certain associate-related expenses such as retention bonuses are also included in these expenses.

Total other noninterest expenses increased by $3.8 million to $71.7 million during 2019 when compared to 2018 and by $20.8 million to $67.9 million during 2018 when compared to 2017. Included in other noninterest expenses are deposit and lending related expenses, investment and trust sales expenses, audit, exam and insurance expense and administrative expenses. Deposit expenses decreased by $5.8 million in 2019 when compared to 2018 and increased by $9.7 million in 2018 when compared to 2017. The decrease in 2019 when compared to 2018 was largely related to reduced FDIC premiums, partially offset by an increase in volumes. The increase in 2018 when compared to 2017 was largely the result of increased volumes. Lending expenses increased by $5.1 million and $6.0 million, respectively, in 2019 when compared to 2018 and 2018 when compared to 2017 each as a result of increased volumes in those respective periods. Audit, exam and insurance expense is comprised of the fees associated with ongoing audit and regulatory exams of our operations as well as the cost of our corporate insurance. Increases in audit, exam and insurance expense in 2019 as compared to 2018 and 2017 is primarily related to increased regulation of our operations as a result of our increased asset size in each of the respective periods. Administrative and other expenses increased by $2.9 million to $18.9 million during 2019 when compared to 2018 and by $2.6 million to $16.0 million during 2018 when compared to 2017. A portion of that change resulted from franchise tax expense which increased $1.1 million in 2019 when compared to 2018 and by $1.4 million in 2018 when compared to 2017. The increased franchise tax expense is primarily the result our expanded tax base.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 49.1%, 48.3%, and 53.3% for the three years ended December 31, 2019, 2018 and 2017, respectively. The efficiency ratio for the year ended December 31, 2019 compared to 2018 was negatively impacted by $1.5 million of losses on the sale of our non-prime automobile portfolio, a $4.2 million write-down of facilities and land acquired in the BNC acquisition that previously had been held for potential expansion, and a $3.2 million non-cash impairment charge related to the consolidation of five offices across our footprint during the year ended December 31, 2019. Net gains and losses on sales of securities impacted our efficiency ratios in all periods, 2019, 2018 and 2017. Increased revenue from increased interest earning assets in the 2019 period over the 2018 and 2017 periods and the absence of merger-related expenses in 2019 positively impacted our efficiency ratio in the 2019 period when compared to 2018 and 2017 periods. The efficiency ratio improved in 2018 as compared to 2017 primarily due to the completion in 2018 of the integration and technology conversion associated with the acquisition of BNC and the growth in interest earning assets.

Income Taxes.  During the year ended December 31, 2019, we recorded income tax expense of $96.7 million compared to $90.5 million and $124.0 million in 2018 and 2017, respectively. As a result of the Tax Act, in 2017 we recorded a non-cash charge of $31.5 million related to the revaluation of our net deferred tax assets due to the statutory federal income tax rate for corporate entities decreasing from 35 percent to 21 percent for 2018 and future periods. Our effective income tax rate was 19.4%, 20.1% and 41.6%, respectively, for the years ended December 31, 2019, 2018 and 2017. The reduction in 2018 was primarily due to the reduction in the federal statutory corporate tax rate following enactment of the Tax Act. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 26.14% and 39.23%, during the respective periods, primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust and municipal investment subsidiaries, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and tax savings from our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, certain merger-related expenses and, in 2019 and 2018, non-deductible FDIC insurance premiums and non-deductible executive compensation. Impacting tax expense during the years ended December 31, 2019, 2018 and 2017, was also our adoption on January 1, 2017 of FASB Accounting Standards Update (ASU) 2016-09, Stock Compensation Improvements to Employee Share-Based Payment Activity, which represented a change in accounting for the tax effects related to vesting of common shares and the exercise of stock options previously granted to our employees through our various equity compensation plans. This change resulted in a reduction in tax expense of $1.0 million, $3.0 million and $5.4 million, respectively, for the years ended December 31, 2019, 2018 and 2017 as the income tax effects related to settlements of share-based payment awards is now required to be reported as increases (or decreases) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital.

Financial Condition

Our consolidated balance sheet at December 31, 2019 reflects an increase of $2.1 billion in outstanding loans to $19.8 billion and an increase of $1.3 billion in total deposits to $20.2 billion from December 31, 2018. Total assets were $27.8 billion at December 31, 2019 as compared to $25.0 billion at December 31, 2018. We acquired loans of $5.6 billion and deposits totaling $6.2 billion upon our acquisition of BNC in 2017. We acquired loans of $952.5 million and deposits totaling $966.7 million upon our acquisition of Avenue in 2016. Collectively, we acquired $1.3 billion in loans and $1.4 billion in deposits upon our acquisitions of CapitalMark and Magna in 2015.

Loans.  The composition of loans at December 31 for each of the past five years and the percentage (%) of each segment to total loans are summarized as follows (dollars in thousands):

	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - Mortgage	$7,709,218	39.0%	$7,164,954	40.4%	$6,669,610	42.7%	$3,193,496	37.8%	$2,275,483	34.8%
Consumer real estate - Mortgage	3,068,625	15.5%	2,844,447	16.1%	2,561,214	16.4%	1,185,917	14.0%	1,046,517	16.0%
Construction and land development	2,430,483	12.3%	2,072,455	11.7%	1,908,288	12.2%	912,673	10.8%	747,697	11.4%
Commercial and industrial	6,290,296	31.8%	5,271,421	29.8%	4,141,341	26.5%	2,891,710	34.2%	2,228,542	34.1%
Consumer and other	289,254	1.4%	354,272	2.0%	352,663	2.2%	266,129	3.2%	244,996	3.7%
Total loans	$19,787,876	100.0%	$17,707,549	100.0%	$15,633,116	100.0%	$8,449,925	100.0%	$6,543,235	100.0%

The composition of our loan portfolio changed due to our acquisition of BNC in 2017, which focused more on commercial real estate lending, including construction, than we did in our Tennessee markets. As we intend to focus on growth of the commercial and industrial segment across our franchise footprint, we continue to believe our commercial and industrial portfolio will again become a more substantial portion of our total loan portfolio. This focus was evident in 2018 and 2019, as the commercial and industrial segment represented 5.3% more of our total loan portfolio at December 31, 2019 than it did at December 31, 2017. We will continue to focus on the growth of this segment in 2020 and future periods.

The commercial real estate – mortgage category includes owner-occupied commercial real estate loans. At December 31, 2019, approximately 34.6% of the outstanding principal balance of our commercial real estate - mortgage loans was secured by owner-occupied commercial real estate properties. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development segment continues to be a meaningful portion of our portfolio and reflects the development in the local economies in which we operate and is diversified between commercial, residential and land.

The following table classifies our fixed and variable rate loans at December 31, 2019 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2019
	Fixed Rates	Variable Rates	Totals	At December 31, 2019	At December 31, 2018
Based on contractual maturity:
Due within one year	$1,438,959	$2,636,503	$4,075,462	20.6%	18.9%
Due in one year to five years	5,125,114	4,800,173	9,925,287	50.2%	49.7%
Due after five years	2,920,460	2,866,667	5,787,127	29.2%	31.4%
Totals	$9,484,533	$10,303,343	$19,787,876	100.0%	100.0%

	Amounts at December 31, 2019
	Fixed Rates	Variable Rates	Totals	At December 31, 2019	At December 31, 2018
Based on contractual repricing dates:
Daily floating rate	$—	$2,658,381	2,658,381	13.4%	15.6%
Due within one year	1,438,959	6,994,584	8,433,543	42.6%	39.0%
Due in one year to five years	5,125,114	362,364	5,487,478	27.7%	28.8%
Due after five years	2,920,460	288,014	3,208,474	16.2%	16.6%
Totals	$9,484,533	$10,303,343	$19,787,876	100.0%	100.0%

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

Underwriting standards are designed to promote relationship banking rather than transactional banking. Management examines current and projected cash flows to determine the expected ability of a borrower to repay its obligations as agreed. Commercial and industrial loans are primarily underwritten based on the identified cash flows of the borrower and generally are collateralized by business assets and may have a personal guaranty of business principals. Collateral pledged may include the assets being financed or other assets such as accounts receivable, inventory or equipment. Some loans may be advanced on an unsecured basis.

Commercial real estate-mortgage loans are subject to underwriting standards and processes similar to commercial and industrial loans. These loans are viewed primarily as cash flow loans and are underwritten based on the ability of the property (in the case of income producing property), or the borrower's business (if owner-occupied) to generate sufficient cash flow to amortize the debt.  Secondary emphasis is placed upon collateral value and the financial strength of guarantors, if any. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. As detailed in the discussion of real estate loans below, the properties securing our commercial real estate portfolio generally are diverse in terms of type and industry and we measure and monitor concentrations regularly. We believe this diversity helps reduce our exposure to adverse economic events that affect any single industry or type of real estate product. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography and risk grade criteria. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve.

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

Lending Concentrations.  We periodically analyze our loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2019 and 2018 (in thousands):

	At December 31, 2019
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2018
Lessors of nonresidential buildings	$3,681,897	$896,219	$4,578,116	$3,932,059
Lessors of residential buildings	951,295	648,542	1,599,837	1,484,697
New housing for-sale builders	530,345	560,258	1,090,603	1,100,989
Hotels and motels	805,957	161,814	967,771	920,001

Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300%. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At December 31, 2019 and 2018, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital was 83.6% and 85.2%, respectively.  Non-owner occupied commercial real estate and multifamily loans (including construction and loan development loans) was 268.3% and 277.7% for December 31, 2019 and 2018, respectively. Pinnacle Bank was within the 100% and 300% guidelines throughout 2019 and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds though there may be periods where we exceed these levels if loan growth is more heavily weighted to these types of loans.

Performing Loans in Past Due Status.  The following table is a summary of our accruing loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of December 31, 2019 and 2018 (dollars in thousands):

Accruing loans past due 30 to 89 days:	December 31, 2019	December 31, 2018
Commercial real estate – mortgage	$11,158	$11,756
Consumer real estate – mortgage	8,162	18,059
Construction and land development	2,087	3,759
Commercial and industrial	10,312	21,451
Consumer and other	2,168	3,276
Total accruing loans past due 30 to 89 days	$33,887	$58,301
Accruing loans past due 90 days or more:
Commercial real estate – mortgage	$—	$—
Consumer real estate – mortgage	168	—
Construction and land development	—	—
Commercial and industrial	946	1,082
Consumer and other	501	476
Total accruing loans past due 90 days or more	$1,615	$1,558
Ratios:
Accruing loans past due 30 to 89 days as a percentage of total loans	0.17%	0.33%
Accruing loans past due 90 days or more as a percentage of total loans	0.01%	0.01%
Total accruing loans in past due status as a percentage of total loans	0.18%	0.34%

Potential Problem Loans. Potential problem loans amounted to approximately $276.0 million, or 1.4% of total loans outstanding at December 31, 2019, compared to $176.3 million, or 1.0% of total loans outstanding at December 31, 2018. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard or worse, but not considered nonperforming loans. Approximately $8.5 million of potential problem loans were past due at least 30 but less than 90 days as of December 31, 2019.

Non-Performing Assets and Troubled Debt Restructurings. At December 31, 2019, we had $91.1 million in nonperforming assets compared to $103.2 million at December 31, 2018. Included in nonperforming assets were $61.6 million in nonperforming loans and $29.5 million in other real estate owned and other nonperforming assets at December 31, 2019 and $87.8 million in nonperforming loans and $15.4 million in other real estate owned and other nonperforming assets at December 31, 2018. At December 31, 2019 and 2018, there were $4.9 million and $5.9 million, respectively, of troubled debt restructurings that were performing as of the restructured date and remain on accrual status but are considered impaired loans pursuant to U.S. GAAP.

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

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. During 2019, 2018 and 2017, respectively, we recognized $176,000, $469,000 and $95,000 of interest income from nonperforming loans, reflecting cash payments received from the borrower and our belief, at the time of payment, that the underlying collateral supported the carrying amount of the loans.

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

At December 31, 2019, we owned $29.5 million in other real estate which we had acquired, usually through foreclosure, or by deed in lieu of foreclosure, from borrowers compared to $15.2 million at December 31, 2018; the majority of this real estate is located within our principal markets. At December 31, 2019, OREO included $6.9 million of properties we acquired in connection with our acquisition of BNC that had previously been held for future expansion that were transferred to OREO in 2019.

Allowance for Loan Losses (allowance). We maintain the allowance at a level that our management deems appropriate to adequately cover the probable losses inherent in the loan portfolio. As of December 31, 2019 and 2018, our allowance for loan losses was $94.8 million and $83.6 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for loan loss as a percentage of total loans has remained relatively flat from 0.47% at December 31, 2018 to 0.48% at December 31, 2019. The slight change in the allowance as a percentage of total loans is primarily attributable to provision expense associated with organic loan growth during 2019 when compared to 2018. The absolute level of our allowance for loan losses is largely driven by continued favorable credit experience in our larger portfolios and we believe it is supported by the strong economies present in the markets in which we currently operate.

Also impacting the overall balance of our allowance for loan losses is fair value accounting on our acquired loan portfolios as no allowance for loan losses is assigned to acquired loans as of the date of acquisition; however, an allowance for loan losses is recorded for purchased loans that have experienced credit deterioration subsequent to acquisition or increases in balances outstanding. Our accounting policy is to compare the computed allowance for loan losses on a loan-by-loan basis for purchased loans to the remaining fair value adjustment. If the computed allowance at the loan level is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a charge to the provision for loan losses. The judgments and estimates associated with our allowance determination are described under "Critical Accounting Estimates" above. As of December 31, 2019, net loans included a net fair value discount of $55.1 million. For the years ended December 31, 2019 and 2018, respectively, the net fair value discount changed as follows:

	Accretable Yield(1)	Nonaccretable Yield(2)	Total
December 31, 2017	$(132,002)	$(31,537)	$(163,539)
Year-to-date accretion and settlements	53,720	14,143	67,863
December 31, 2018	$(78,282)	$(17,394)	$(95,676)
Reclassification from nonaccretable to accretable	(7,505)	7,505	—
Year-to-date accretion and settlements	34,465	6,061	40,526
December 31, 2019	$(51,322)	$(3,828)	$(55,150)
(1)The accretable yield will be recorded as a component of interest income using the level-yield method based on the life of the underlying loans.
(2)The nonaccretable yield is reduced as purchase credit impaired loans are settled. On January 1, 2020, any remaining nonaccretable yield will be reclassified to the allowance for credit losses in accordance with FASB ASC 2016-13 (CECL).

The following table sets forth, based on management's best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (in thousands):

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate –Mortgage	$33,369	39.0%	$26,946	40.4%	$21,188	42.7%	$13,655	37.8%	$15,513	34.8%
Consumer real estate – Mortgage	8,054	15.5%	7,670	16.1%	5,031	16.4%	6,564	14.0%	7,220	16.0%
Construction and land development	12,662	12.3%	11,128	11.7%	8,962	12.2%	3,624	10.8%	2,903	11.4%
Commercial and industrial	36,112	31.8%	31,731	29.8%	24,863	26.5%	24,743	34.2%	23,643	34.1%
Consumer and other	3,595	1.4%	5,423	2.0%	5,874	2.2%	9,520	3.2%	15,616	3.7%
Unallocated	985	NA	677	NA	1,322	NA	874	NA	537	NA
Total allowance for loan losses	$94,777	100.0%	$83,575	100.0%	$67,240	100.0%	$58,980	100.0%	$65,432	100.0%

The allocation of the allowance for loan losses by category is determined based on historical loss experience for that category and qualitative factors applicable to each category of loans. The allocated loan loss attributable to impaired loans is included in the respective category above. The unallocated category is intended to allow for losses that are inherent in our portfolio that we have not yet identified or attributed to a specific risk factor and for modeling imprecision.  Additional information on the allocation of the allowance between performing and impaired loans is provided in Note 5, "Loans and Allowance for Loan Losses", to the Notes to Consolidated Financial Statements, elsewhere in this Annual Report on Form 10-K.

The following is a summary of changes in the allowance for loan losses for each of the years in the five-year period ended December 31, 2019 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	2019	2018	2017	2016	2015
Balance at beginning of period	$83,575	$67,240	$58,980	$65,432	$67,359
Provision for loan losses	27,283	34,377	23,664	18,328	9,188
Charged-off loans:
Commercial real estate - Mortgage	(1,700)	(3,030)	(633)	(276)	(384)
Consumer real estate - Mortgage	(1,335)	(1,593)	(1,461)	(788)	(365)
Construction and land development	(18)	(74)	(137)	(231)	(190)
Commercial and industrial	(19,208)	(13,175)	(4,297)	(5,801)	(2,207)
Consumer and other	(6,206)	(12,528)	(15,518)	(24,016)	(18,002)
Total charged-off loans	(28,467)	(30,400)	(22,046)	(31,112)	(21,148)
Recoveries of previously charged-off loans:
Commercial real estate - Mortgage	2,232	2,096	671	208	85
Consumer real estate - Mortgage	1,827	2,653	1,516	546	874
Construction and land development	682	1,863	1,136	545	1,479
Commercial and industrial	6,473	3,035	1,317	2,138	1,730
Consumer and other loans	1,172	2,711	2,002	2,895	5,865
Total recoveries of previously charged-off loans	12,386	12,358	6,642	6,332	10,033
Net charge-offs	$(16,081)	(18,042)	(15,404)	(24,780)	(11,115)
Balance at end of period	$94,777	$83,575	$67,240	$58,980	$65,432

Ratio of allowance for loan losses to total loans outstanding at end of period	0.48%	0.47%	0.43%	0.70%	1.00%
Ratio of net charge-offs to average loans outstanding for the period	0.08%	0.11%	0.13%	0.33%	0.21%

The decrease in the allowance for loan loss as a percentage of total loans over the last several years is primarily as a result of recording our acquired portfolios at fair value upon acquisition. Net charge-offs in the commercial and industrial portfolio are largely due to loans that were reported as nonperforming assets as of December 31, 2018, and for which further deterioration resulted in charge-offs during the year ended December 31, 2019.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of inherent losses existing in the loan portfolio at December 31, 2019. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $3.73 billion and $3.28 billion billion at December 31, 2019 and 2018, respectively. Our investment to asset ratio has increased from 13.1% at December 31, 2018 to 13.4% at December 31, 2019. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. During 2019, Pinnacle sold $737.7 million of investment securities for a net pre-tax loss of $5.9 million compared to $169.9 million of investment securities for a net pre-tax loss of $2.3 million during 2018 and $363.9 million of investment securities for a net pre-tax loss of $8.3 million during 2017. These sales were implemented as part of our efforts to reposition our investment portfolio to provide our balance sheet more protection from the rate environment in each respective period. The timing of the sales in 2017 also allowed us to capture an increased tax deduction in 2017 due to the reduction in corporate tax rates beginning in 2018 as a result of the passage of the Tax Act. During the third quarter of 2018, Pinnacle Financial transferred, at fair value, $179.8 million of municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio to mitigate the impact of changes in fair value on our tangible book equity. The related net unrealized after tax losses of $2.2 million remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer.

A summary of certain aspects of our investment portfolio at December 31, 2019 and 2018 follows:

	December 31,
	2019	2018
Weighted average life	6.55 years	7.23 years
Effective duration (*)	4.75%	3.62%
Weighted average coupon	3.63%	3.67%
Tax equivalent yield	2.85%	3.22%

(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of December 31, 2019 was 5.89%.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed and asset-backed securities because the mortgages or other assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories but are listed below these categories as of December 31, 2019 and 2018 (in thousands):

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2019:
Securities available-for-sale:
Due in one year or less	$72,365	1.76%	$—	0.00%	50	5.47%	$501	1.81%	$72,916	1.76%
Due in one year to five years	502	2.08%	2,232	2.26%	2,767	4.22%	7,582	4.25%	13,083	3.82%
Due in five years to ten years	—	0.00%	38,202	2.71%	23,952	3.46%	41,430	4.02%	103,584	3.41%
Due after ten years	—	0.00%	39,258	1.86%	1,687,684	4.60%	6,591	4.43%	1,733,533	4.54%
	$72,867	1.76%	$79,692	2.27%	$1,714,453	4.59%	$56,104	4.08%	1,923,116	4.36%
Mortgage-backed securities									1,463,907	2.43%
Asset-backed securities									152,972	3.13%
Total available-for-sale securities									$3,539,995	3.49%

Securities held-to-maturity:
Due in one year or less	$—	0.00%	$—	0.00%	$1,062	1.67%	$—	0.00%	$1,062	1.67%
Due in one year to five years	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Due in five years to ten years	—	0.00%	—	0.00%	5,772	3.13%	—	0.00%	5,772	3.13%
Due after ten years	—	0.00%	—	0.00%	182,162	4.36%	—	0.00%	182,162	4.36%
	$—	0.00%	$—	0.00%	$188,996	4.31%	$—	0.00%	188,996	4.31%
Mortgage-backed securities									—	0.00%
Asset-backed securities									—	0.00%
Total held-to-maturity securities									$188,996	4.31%

At December 31, 2018:
Securities available-for-sale:
Due in one year or less	$29,805	2.33%	$9,911	2.70%	2,835	1.91%	$4,923	2.39%	$47,474	2.39%
Due in one year to five years	495	2.08%	3,083	2.27%	24,936	4.96%	16,411	4.58%	44,925	4.60%
Due in five years to ten years	—	0.00%	13,549	2.16%	44,883	3.09%	39,993	4.65%	98,425	3.61%
Due after ten years	—	0.00%	43,616	2.78%	1,157,000	4.49%	5,719	4.49%	1,206,335	4.43%
	$30,300	2.32%	$70,159	2.63%	$1,229,654	4.44%	$67,046	4.46%	1,397,159	4.31%
Mortgage-backed securities									1,310,945	2.78%
Asset-backed securities									375,582	3.42%
Total available-for-sale securities									$3,083,686	3.55%

Securities held-to-maturity:
Due in one year or less	$—	0.00%	$—	0.00%	$325	5.06%	$—	0.00%	$325	5.06%
Due in one year to five years	—	0.00%	—	0.00%	5,710	2.35%	—	0.00%	5,710	2.35%
Due in five years to ten years	—	0.00%	—	0.00%	7,980	2.88%	—	0.00%	7,980	2.88%
Due after ten years	—	0.00%	—	0.00%	180,267	4.35%	—	0.00%	180,267	4.35%
	$—	0.00%	$—	0.00%	$194,282	4.23%	$—	0.00%	$194,282	4.23%
Mortgage-backed securities									—	0.00%
Asset-backed securities									—	0.00%
Total held-to-maturity securities									$194,282	4.23%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

Deposits and Other Borrowings. We had approximately $20.2 billion of deposits at December 31, 2019 compared to $18.8 billion billion at December 31, 2018. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $126.4 million at December 31, 2019 and $104.7 million at December 31, 2018. Average balances for these repurchase agreements were $117.5 million in 2019 and $129.9 million in 2018. Additionally, at December 31, 2019, we had borrowed $2.1 billion in advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati) compared to $1.4 billion billion at December 31, 2018. At December 31, 2019, we had an estimated $2.1 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by us and the subsequent approval by the FHLB Cincinnati.

Generally, we have classified our funding base as either core funding or non-core funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at December 31, 2019 and 2018 (in thousands):

	December 31, 2019	Percent	December 31, 2018	Percent
Core funding:
Noninterest-bearing deposit accounts	$4,795,476	20.74%	$4,309,067	20.63%
Interest-bearing demand accounts	3,135,581	13.56%	3,097,110	14.83%
Savings and money market accounts	6,807,825	29.45%	6,805,186	32.59%
Time deposit accounts less than $250,000	1,674,970	7.24%	1,605,983	7.69%
Reciprocating demand deposit accounts (1)	302,610	1.31%	162,410	0.78%
Reciprocating savings accounts (1)	717,149	3.10%	418,230	2.00%
Reciprocating CD accounts (1)	183,868	0.80%	91,187	0.44%
Total core funding	17,617,479	76.20%	16,489,173	78.96%
Non-core funding:
Relationship based non-core funding:
Other time deposits	850,189	3.68%	687,427	3.29%
Securities sold under agreements to repurchase	126,354	0.55%	104,741	0.50%
Total relationship based non-core funding	976,543	4.23%	792,168	3.79%
Wholesale funding:
Brokered deposits	480,942	2.08%	588,861	2.82%
Brokered time deposits	1,232,418	5.33%	1,083,646	5.19%
Federal Home Loan Bank advances	2,062,534	8.92%	1,443,589	6.91%
Subordinated debt and other funding	749,080	3.24%	485,130	2.33%
Total wholesale funding	4,524,974	19.57%	3,601,226	17.25%
Total non-core funding	5,501,517	23.80%	4,393,394	21.04%
Totals	$23,118,996	100.00%	$20,882,567	100.00%

(1)The reciprocating categories consists of deposits we receive from a bank network (the Promontory network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the Promontory network.

As noted in the table above, our core funding as a percentage of total funding decreased from 79.0% at December 31, 2018 to 76.2% at December 31, 2019 primarily as a result of increased levels of brokered time deposits, advances from FHLB Cincinnati and subordinated debt.

When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives.  We increased our exposure to brokered deposits and brokered time deposits in 2019 as a measure to diversify wholesale funding sources. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of December 31, 2019.

Our funding policies impose limits on the amount of non-core funding we can utilize based on the non-core funding dependency ratio which is calculated pursuant to regulatory guidelines. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our funding sources back into compliance with our core funding ratios. At December 31, 2019 and December 31, 2018, we were in compliance with our core funding policies. Though growing our core deposit base is a key strategic objective of our firm, our current growth plans contemplate that we may temporarily increase our non-core funding amounts from current levels, but we do not currently anticipate that such increases will exceed our internal policies.

The amount of time deposits as of December 31, 2019 amounted to $3.9 billion. The following table, which includes core, non-core and reciprocal deposits, shows our time deposits in denominations of under $100,000 and those of denominations of $100,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$519,079	2.21%
Over three but through six months	568,690	2.12%
Over six but through twelve months	568,380	2.06%
Over twelve months	200,490	2.09%
	1,856,639	2.13%
Denomination $100,000 and greater
Three months or less	352,248	1.93%
Over three but through six months	527,896	2.28%
Over six but through twelve months	785,462	2.18%
Over twelve months	419,200	2.55%
	2,084,806	2.24%
Totals	$3,941,445	2.19%

Subordinated debt and other borrowings.  Pinnacle Bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB Cincinnati, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At December 31, 2019 and 2018, Pinnacle Financial had received advances from the FHLB Cincinnati totaling $2.1 billion and $1.4 billion, respectively. At December 31, 2019, the scheduled maturities of FHLB Cincinnati advances and interest rates are as follows (in thousands):

	Scheduled Maturities	Weighted average interest rates
2020	$622,518	1.88%
2021	423,750	2.14%
2022	41,250	2.85%
2023	—	—%
2024	200,000	1.59%
Thereafter	775,016	2.15%
	$2,062,534
Weighted average interest rate		2.02%

(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2019.

We have entered into and acquired a number of statutory business trusts which were established to issue 30-year trust preferred securities and related junior subordinated debt instruments, certain other subordinated debt agreements and a $75.0 million revolving credit facility. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2019	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	4.70%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	3.36%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 07, 2006	September 30, 2036	20,619	3.59%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	4.74%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 03, 2003	April 15, 2033	5,155	5.24%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 07, 2034	6,186	4.84%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	4.39%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	3.66%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	5.06%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	3.38%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	3.67%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 05, 2005	September 30, 2035	10,310	3.46%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed (2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (3)
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (4)
BNC Subordinated Notes	September 25, 2014	October 01, 2024	60,000	5.69%	3-month LIBOR + 3.59% (2)

Other Borrowings
Revolving credit facility(5)	April 25, 2019	April 24, 2020	—	3.19%	30-day LIBOR + 1.50%
Debt issuance costs and fair value adjustment			(13,915)
Total subordinated debt and other borrowings			$749,080

(1) Migrates to three month LIBOR + 3.128% beginning July 30, 2020 through the end of the term.
(2) Effective January 1, 2020, these subordinated notes were redeemed in full by Pinnacle Financial.
(3) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(4) Migrates to three month LIBOR + 2.775% beginning September 15, 2024 through the end of the term.
(5) Borrowing capacity on the revolving credit facility is $75.0 million. An unused fee of 0.35% is assessed on the average daily unused amount of the loan.

On September 11, 2019, we issued $300.0 million aggregate principal amount of 4.13% Fixed-to-Floating Rate Subordinated Notes due 2029 (the 2029 Notes) in a public offering. From, and including, the date of issuance to, but excluding, September 15, 2024, the 2029 Notes will bear interest at an initial fixed rate of 4.13% per annum, payable semi-annually in arrears on March 15 and September 15, commencing on March 15, 2020. Thereafter, from September 15, 2024 through the maturity date, September 15, 2029, or earlier redemption date, the 2029 Notes will bear interest at a floating rate equal to the then-current three month LIBOR, plus 277.5 basis points for each quarterly interest period (subject to certain provisions regarding use of an alternative base rate upon certain LIBOR transition events), payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2024.

The offering and sale of the 2029 Notes yielded net proceeds of approximately $296.5 million after deducting the underwriting discount and offering expenses payable by us. We used approximately $8.8 million of such proceeds to redeem the previously outstanding Subordinated Note due October 15, 2023, which we assumed in the BNC merger and which carried an interest rate of 7.23% at the time of such redemption. We also used a portion of the net proceeds of this offering to redeem the outstanding principal and accrued interest of the $20.0 million aggregate principal amount of Avenue subordinated notes and $60.0 million aggregate principal amount of BNC subordinated notes effective January 1, 2020, each of which are listed in the table above as outstanding balances at December 31, 2019. We also intend to use the net proceeds of this offering to redeem the $130.0 million aggregate principal amount of subordinated notes issued by Pinnacle Bank listed in the table above after such notes become eligible for redemption on July 30, 2020. The redemption of the $130.0 million aggregate principal amount of subordinated notes issued by Pinnacle Bank is subject to receipt of all regulatory permissions for such redemption, which we have not yet sought, and our ultimate determination to redeem such notes after they become eligible for redemption. Pinnacle Bank is under no obligation to redeem its subordinated notes. At December 31, 2019 the weighted average interest rate on our trust preferred securities and related junior subordinated debt instruments and other subordinated debt agreements was 4.62%. Had these actual and anticipated subordinated note redemptions occurred in 2019, the weighted average rate on the remaining debt instruments would have been 4.36% at December 31, 2019.

Capital Resources.  At December 31, 2019 and 2018, our stockholders' equity amounted to $4.4 billion and $4.0 billion, respectively. The increase is primarily attributable to net income and other comprehensive income. At December 31, 2019, Pinnacle Bank's CET1 capital ratio was 11.2%, Tier 1 capital ratio was 11.2%, total capital ratio was 12.2% and Tier 1 leverage ratio was 10.5%, compared to 10.5%, 10.5%, 11.5% and 9.8% at December 31, 2018, respectively. At December 31, 2019, Pinnacle Financial's CET1 capital ratio was 9.7%, Tier 1 capital ratio was 9.7%, total capital ratio was 13.2% and Tier 1 leverage ratio was 9.1%, compared to 9.6%, 9.6%, 12.2% and 8.9% at December 31, 2018, respectively.

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

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for us on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The Basel III rules, also establish a capital conservation buffer of 2.5% (that was phased in over three years) above the regulatory minimum risk-based capital ratios. The capital conservation buffer was phased in beginning in January 2016 at 0.625% and increased each year by a like percentage until fully implemented in January 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes, as of December 31, 2019, that we had met all capital adequacy requirements to which we are subject.

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

Share Repurchase Program. On November 13, 2018, Pinnacle Financial announced that its board of directors authorized a share repurchase program for up to $100.0 million of Pinnacle Financial’s outstanding common stock and increased it's authorization by $100.0 million on October 15, 2019. The original repurchase program expires on March 31, 2020 and the new program expires on December 31, 2020. Pinnacle Financial repurchased 1,102,038 shares of its common stock at an aggregate cost of $61.4 million in the fiscal year ended December 31, 2019. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase programs do not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements.

Dividends.   Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of its retained net profits for that year plus the retained net profits for the preceding two years. During the year ended December 31, 2019, Pinnacle Bank paid dividends of $114.0 million to us which was within the limits allowed by the TDFI.

During the year ended December 31, 2019, we paid $50.2 million in dividends to common shareholders. On January 21, 2020 our board of directors declared a $0.16 quarterly cash dividend to common shareholders of approximately $12.3 million in aggregate that will be paid on February 28, 2020 to common shareholders of record as of the close of business on February 7, 2020. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

While an instantaneous and severe shift in interest rates was used in our analysis presented below to provide an estimate of exposure under these scenarios, we believe that a gradual shift in interest rates would have a more modest impact. Further, the earnings simulation model does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, hedging actions we might take, and changing product spreads that could mitigate any potential adverse impact of changes in interest rates.

For instantaneous upward and downward changes in rates from a flat interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Estimated % Change in Net Interest Income Over 12 Months
Instantaneous Rate Change	December 31, 2019	December 31, 2018
100 bps increase	(1.21)%	4.20%
200 bps increase	(0.61)%	7.60%
100 bps decrease	0.56%	(5.40)%

During 2019, short-term interest rate movements reversed direction as there were three 0.25% cuts in the Federal Funds Rate. These cuts followed an approximate three year period where the Federal Funds Rate had increased by 2.25%. Management responded in 2019 by repositioning the balance sheet’s sensitivity to market risk position so that it was better positioned for cuts in the short-term interest rate environment. That change in position is apparent when comparing the scenario results year-over-year in the table above. Management accomplished this change through the following actions, among others:

•Purchased $2.8 billion of in-the-money interest rate floors for loans tied to the one-month LIBOR interest rate index;
•Unwound $900 million of fair value hedges (receive variable rate/pay fixed rate) tied to our loan portfolio;
•Extended the effective duration of our securities portfolio as well as boosting the portfolio’s level of protection against prepayment activity; and
•Shortened the duration of our wholesale funding portfolio.

The behavior of our deposit portfolio in the baseline forecast and in the alternate interest rate scenarios set out in the table above is a key assumption in our projected estimates of net interest income. The projected impact on net interest income in the table above assumes no change in deposit portfolio size or mix from the baseline forecast in alternative rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding would reduce the assumed benefit of those deposits. The projected impact on net interest income in the table above also assumes a "through-the-cycle" non-maturity deposit beta which may not be an accuracte predictor of actual deposit rate changes realized in scenarios of smaller and/or non-parallel interest rate movements.

At December 31, 2019, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy. The board has suspended the requirement to model the down 200, 300 and 400 bps scenarios while 10 year maturity Treasury rates are below 2.0%, which was the case as of December 31, 2019.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At December 31, 2019 and 2018, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

Instantaneous Rate Change	December 31, 2019	December 31, 2018
100 bps increase	(4.00)%	(1.20)%
200 bps increase	(10.10)%	(4.00)%
100 bps decrease	2.80%	(1.80)%

While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, we believe that a gradual shift in interest rates would have a more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, hedging activities we might take, and changing product spreads that could mitigate the adverse impact of changes in interest rates.

At December 31, 2019, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy. The board has suspended the requirement to model the down 200, 300 and 400 bps scenarios while 10 year maturity Treasury rates are below 2.0%, which was the case as of December 31, 2019.

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

Management's model governance, model implementation and model validation processes and controls are subject to review in our regulatory examinations to ensure they are in compliance with the most recent regulatory guidelines and industry and regulatory practices. Management utilizes a respected, sophisticated third party asset liability modeling software to help ensure implementation of management's assumptions into the model are processed as intended in a robust manner. That said, there are numerous assumptions regarding financial instrument behavior that are integrated into the model. The assumptions are formulated by combining observations gleaned from our historical studies of financial instruments and our best estimations of how, if at all, these instruments may behave in the future given changes in economic conditions, technology, etc. These assumptions may prove to be inaccurate. Additionally, given the large number of assumptions built into the asset liability modeling software we and other firms utilize, it is difficult, to compare our results to other firms.

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods. At present, ALCO has determined that its "most likely" rate scenario considers two decreases in short-term interest rates in the second half of 2020. Our "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

We have in the past used, and may in the future continue to use, derivative financial instruments as one tool to manage our interest rate sensitivity, including in our mortgage lending program, while continuing to meet the credit and deposit needs of our customers. For further details on the derivatives we currently use, see Note 14. "Derivative Instruments" in the Notes to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At December 31, 2019, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB Cincinnati and, pursuant to a borrowing agreement with the FHLB Cincinnati, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity at the FHLB Cincinnati. At December 31, 2019, we believe we had an estimated $2.1 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $195.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. There were no outstanding borrowings under these agreements at December 31, 2019, or during the year then ended, although we test the availability of these accommodations annually. Pinnacle Bank also had approximately $3.4 billion in available Federal Reserve discount window lines of credit at December 31, 2019.

At each of December 31, 2019 and 2018, we had approximately $1.7 billion in brokered deposits. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds have been for varying maturities of up to two years and were issued at rates which were competitive to rates that we would be required to pay to attract similar deposits within many of our local markets as well as rates for FHLB Cincinnati advances of similar maturities.

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

At December 31, 2019, we had no individually significant commitments for capital expenditures. But, we believe the number of our locations, including non-branch locations, will increase over an extended period of time across our footprint. In future periods, these expansions may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. Additionally, we expect we will continue to incur costs associated with technology improvements to enhance the infrastructure of our firm.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds), FHLB Cincinnati advances and borrowings under our revolving credit facility.  Information concerning our short-term borrowings as of and for each of the years in the three-year period ended December 31, 2019 is as follows (in thousands):

	At December 31,
	2019	2018	2017
Amounts outstanding at year-end:
Securities sold under agreements to repurchase	$126,354	$104,741	$135,262
Federal funds purchased	—	—	—
Federal Home Loan Bank short-term advances	622,518	356,000	557,501
Borrowings under credit facility	—	20,000	—

Weighted average interest rates at year-end:
Securities sold under agreements to repurchase	0.43%	0.50%	0.35%
Federal funds purchased	—	—	—
Federal Home Loan Bank short-term advances	1.88%	1.64%	1.46%
Borrowings under credit facility	—	4.10%	—

Maximum amount of borrowings at any month-end:
Securities sold under agreements to repurchase	$154,168	$143,686	$205,008
Federal funds purchased	—	—	50,000
Federal Home Loan Bank short-term advances	703,554	1,002,501	1,011,500
Borrowings under credit facility	20,000	20,000	—

Average balances for the year:
Securities sold under agreements to repurchase	$117,518	$129,899	$115,573
Federal funds purchased	822	1,132	1,189
Federal Home Loan Bank short-term advances	590,027	604,646	528,042
Borrowings under credit facility	103	109	—

Weighted average interest rates for the year:
Securities sold under agreements to repurchase	0.49%	0.45%	0.36%
Federal funds purchased	2.64%	1.87%	1.02%
Federal Home Loan Bank short-term advances	1.98%	1.76%	1.22%
Borrowings under credit facility	4.25%	3.48%	—

The following table presents additional information about our contractual obligations as of December 31, 2019, which by their terms have contractual maturity and termination dates subsequent to December 31, 2019 (in thousands):

	At December 31, 2019
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Contractual obligations:
Certificates of deposit (1)	$3,399,268	$667,649	$18,003	$1,907	$4,086,827
Deposits without a stated maturity (2)	17,435,623	—	—	—	17,435,623
Securities sold under agreements to repurchase	126,354	—	—	—	126,354
Federal Home Loan Bank advances (3)	622,518	465,000	200,000	775,016	2,062,534
Junior subordinated debentures (4)	—	—	—	132,995	132,995
Subordinated notes (5)	—	—	80,000	550,000	630,000
Minimum operating lease commitments	13,070	23,071	19,446	44,507	100,094
Capital lease obligations	470	940	1,006	2,021	4,437
Commitments to fund low income housing tax credit partnerships (6)	43,285	36,056	5,727	—	85,068
Totals	$21,640,588	$1,192,716	$324,182	$1,506,446	$24,663,932

(1)Includes interest through the contractual maturity.
(2)Includes interest accrued and unpaid through December 31, 2019.
(3)Represents principal payments on Federal Home Loan Bank Advances. See Note 8 "Federal Home Loan Bank Advances" in the Notes to our Consolidated Financial Statements, elsewhere in this Annual Report on Form 10-K for information on the interest rates paid on these advances.
(4)Represents principal payments on junior subordinated debentures issued in connection with trust preferred securities sold by affiliated trusts. See Note 9 "Other Borrowings" in the Notes to our Consolidated Financial Statements, elsewhere in this Annual Report on Form 10-K for information on interest rates paid on these debentures.
(5)See Note 9 "Other Borrowings" in the Notes to our Consolidated Financial Statements, elsewhere in this Annual Report on Form 10-K, for information on interest rates paid on these notes.
(6)Commitments to fund investments in low income housing tax credit partnerships have scheduled funding dates that are contingent on events that have not yet occurred and may be subject to change.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months. Our operating lease commitments are primarily related to our branch and headquarters facilities. The terms of these leases expire at various points ranging from 2020 through 2048. At December 31, 2019, our total minimum operating lease commitment was $100.1 million. Effective January 1, 2019, Pinnacle Financial adopted FASB ASC 842, which requires the recognition of a right of use asset and a lease liability generally equal to the present value of these minimum operating lease commitments. See Note 1. "Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements" in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-K.

Off-Balance Sheet Arrangements.  At December 31, 2019, we had outstanding standby letters of credit of $203.6 million and unfunded loan commitments outstanding of $7.9 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. The following table presents additional information about our unfunded commitments as of December 31, 2019, which by their terms, have contractual maturity dates subsequent to December 31, 2019 (in thousands):

	At December 31, 2019
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Unfunded commitments:
Lines of credit	$2,935,249	$2,120,588	$1,583,086	$1,299,418	$7,938,341
Letters of credit	158,820	34,078	10,431	250	203,579
Totals	$3,094,069	$2,154,666	$1,593,517	$1,299,668	$8,141,920

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.  At December 31, 2019, we had accrued $2.4 million for the inherent risks associated with off-balance sheet commitments.

Risk Management

As a financial institution, we take on a certain amount of risk in every business decision, transaction and activity. Risk management does not eliminate risk, but seeks to achieve an appropriate balance between risk and reward, including return, which is critical to optimizing shareholder value. Understanding our risks and managing them appropriately can enhance our ability to make better decisions, deliver on objectives, and improve performance.

Our board of directors and members of senior management have identified major categories of risk: credit risk, liquidity risk, strategic risk, reputational risk, operational risk (including IT, Cyber and BSA/AML), compliance risk, asset liability management risk, capital risk, HR employment practices risk and non-bank activities risk. In its oversight role of our risk management function, our board of directors, acting principally, but not exclusively, through a Risk Committee comprised solely of independent directors, focuses on the strategies, analyses and conclusions of management relating to identifying, understanding and managing risks so as to optimize total shareholder value, while balancing prudent business and safety and soundness considerations. The Risk Committee (or in some cases the full board of directors) fulfills the overarching oversight role for the risk management process, including approving risk appetite and tolerance levels, risk policies and limits, monitoring key and emerging risks, and reviewing risk assessment results. In addition, oversight of certain risk is allocated to other committees of the board of directors that meet regularly and report to our board of directors, including the Audit Committee and Human Resources and Compensation Committee.

The Chief Risk Officer reports to the Chief Executive Officer and provides overall vision, direction and leadership regarding the enterprise risk management framework. The framework includes an Enterprise Wide Risk Management Committee, chaired by the Chief Risk Officer, and various management-level risk committees that focus on specific areas of risk management. The Enterprise Wide Risk Management Committee, which is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, Chief Risk Officer, Chief Audit Executive, Chief Compliance Officer and Chief Credit Officer, provides management oversight of our enterprise-wide risk management program. Additional management-level risk committees are responsible for effective risk measurement, management and reporting of their respective risk categories. The Chief Risk Officer is an active member of each of the management-level risk committees.

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

Various departments within Pinnacle Bank, working with our Chief Risk Officer, are responsible for developing policies and procedures to effectively monitor risks within their areas. For instance, our compliance department is responsible for developing policies and procedures and monitoring compliance with applicable laws and regulations while our information technology department is responsible for maintaining a risk assessment of our information and cyber security risks and ensuring appropriate controls are in place to manage and control such risks, including designing appropriate testing plans to ensure the integrity of information and cyber security controls. Further, our audit function (including our internal audit function) performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee. Both the Risk Committee and Audit Committee of our board of directors regularly report on risk-related matters to the full board of directors. In addition, both the Risk Committee of our board of directors and our Enterprise Wide Risk Management Committee regularly assess our enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 46 through 78 and is incorporated herein by reference.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). We completed the acquisition of Advocate Capital on July 2, 2019. We are continuing the process of analyzing the systems of internal control over financial reporting of the business and other operations acquired in the Advocate Capital acquisition and integrating them within our broader framework of controls. In accordance with the SEC’s rules which allow us to exclude Advocate Capital and its operations from our internal controls assessment in respect of periods ending on or prior to the first anniversary of the acquisition, we have excluded the business and other operations acquired in the Advocate Capital acquisition from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Advocate Capital and its operations represented approximately 0.69% of our total assets as of December 31, 2019, and the results of operations of Advocate Capital and its operations represented approximately 0.89% of our revenues for the year ended December 31, 2019. We plan to complete the integration of the business and other operations acquired in the Advocate Capital acquisition within our broader framework of internal controls during 2020 and include the business and other operations acquired in the Advocate Capital acquisition within management’s assessment of our internal control over financial reporting in our next annual report on Form 10-K.

Based on our assessment we believe that, as of December 31, 2019, the Company's internal control over financial reporting is effective based on the criteria set forth by COSO.

The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting. This report appears on page 82 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Nashville, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2020 expressed an unqualified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance and Provision for Loan Losses – Qualitative Factors

As described in Notes 1. Summary of Significant Accounting Policies, and 5. Loans and Allowance for Loan Losses to the consolidated financial statements, the Company's allowance for loan loss is a material accounting estimate that requires significant management judgment in the evaluation of credit quality and the application of qualitative factors. The allowance for loan loss balance was $95 million at December 31, 2019, which is composed of the result of analyses pursuant to the provisions of ASC 450-20 analysis, Loss Contingencies and ASC 310-10-35, Receivables. The ASC 450-20 with a dollar balance of $92 million is intended to quantify the reasonably estimable probable incurred losses in the performing loan portfolio. The ASC 310-10-35 includes an analysis of impaired loans, including those reported as nonaccrual, and troubled-debt restructurings. The last analysis is the purchase credit impaired allocation. The calculation of the allowance for loan losses involves significant estimates and subjective assumptions, which require a high degree of judgment. The level of the allowance is based upon management's evaluation of the loan portfolio, loan loss experience, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. Changes in these assumptions could have a material effect on the Company’s financial results.

The ASC 450-20 component of the allowance for loan losses utilizes a historical loss rate calculation for each loan pool with similar risk characteristics. The average loss rates are adjusted for qualitative factors and applied to the end of period loan portfolio balances to estimate probable incurred losses in the loan portfolio. The qualitative factors and measurements used to quantify the risks within each of these categories are subjectively selected by management, using certain objective measurements period over period. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk within each loan pool. The qualitative factor is increased or decreased for each loan pool based on management’s assessment of these qualitative factors: quarterly trend assessments in portfolio concentrations, policy exceptions, economic conditions, associate retention, independent loan review results, collateral considerations, credit quality, competition and regulatory requirements, enterprise wide risk assessments, and peer group credit quality. The evaluation of these factors contributes significantly to the ASC 450-20 component of the estimate for the allowance for loan losses. We identified auditing the estimate of the aggregate effect of the qualitative factors as a critical audit matter as it involved especially subjective auditor judgment. Auditing management’s determination of qualitative factors involved especially subjective auditor judgment because management’s estimate relies on an inherently subjective analysis to determine the quantitative impact the factors have on the allowance. Management’s analysis of these factors requires significant judgment.

The primary procedures we performed to address this critical audit matter included:
Testing the effectiveness of controls over the evaluation of the items used to estimate the qualitative factors, including controls addressing:
•The reliability of data used as the basis for the adjustments relating to qualitative factors
•Management's judgments related to the assessed level of risk and the qualitative factor used to adjust the average loss rates
•The mathematical accuracy of the dollar amount applied to the qualitative factor
•Management's review of trends and the movement within each qualitative factor and the overall allowance balance

Substantively testing management's process, including evaluating their judgments and assumptions, for developing the qualitative factors which include:
•Evaluation of the reliability and relevancy of data used as a basis for the adjustments relating to qualitative factors
•Evaluation of the reasonableness of management's judgments related to the qualitative and quantitative assessment of the data used in the determination of qualitative factors and the resulting allocation to the allowance
•Analytically evaluating the ASC 450-20 component year over year
•Verifying the mathematical of the adjustment factors for qualitative component
•Evaluating the reasonableness of the qualitative factor allowance allocation derived by management
•Recalculating the dollar amount of the reserve derived from the qualitative factor assessment
•Tracing the allowance allocation from the qualitative factor analysis to the overall allowance calculation

/s/ Crowe LLP

We have served as the Company's auditor since 2016.

Franklin, Tennessee
February 25, 2020

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Nashville, Tennessee

Opinion on the Internal Control over Financial Reporting

We have audited Pinnacle Financial Partners, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements") and our report dated February 25, 2020 expressed an unqualified opinion.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Advocate Capital, Inc. acquired during 2019, which is described in Note 1 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
February 25, 2020

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
ASSETS	2019	2018
Cash and noninterest-bearing due from banks	$157,901	$137,433
Restricted cash	137,045	65,491
Interest-bearing due from banks	210,784	516,920
Federal funds sold and other	20,977	1,848
Cash and cash equivalents	526,707	721,692

Securities available-for-sale, at fair value	3,539,995	3,083,686
Securities held-to-maturity (fair value of $201.2 million and $193.1 million at Dec. 31, 2019 and Dec. 31, 2018, respectively)	188,996	194,282
Consumer loans held-for-sale	81,820	34,196
Commercial loans held-for-sale	17,585	15,954

Loans	19,787,876	17,707,549
Less allowance for loan losses	(94,777)	(83,575)
Loans, net	19,693,099	17,623,974

Premises and equipment, net	273,932	265,560
Equity method investment	278,037	239,237
Accrued interest receivable	84,462	79,657
Goodwill	1,819,811	1,807,121
Core deposits and other intangible assets	51,130	46,161
Other real estate owned	29,487	15,165
Other assets	1,220,435	904,359
Total assets	$27,805,496	$25,031,044

Deposits:
Non-interest-bearing	$4,795,476	$4,309,067
Interest-bearing	3,630,168	3,464,001
Savings and money market accounts	7,813,939	7,607,796
Time	3,941,445	3,468,243
Total deposits	20,181,028	18,849,107
Securities sold under agreements to repurchase	126,354	104,741
Federal Home Loan Bank advances	2,062,534	1,443,589
Subordinated debt and other borrowings	749,080	485,130
Accrued interest payable	42,183	23,586
Other liabilities	288,569	158,951
Total liabilities	23,449,748	21,065,104
Stockholders' equity:
Preferred stock, no par value; 10.0 million shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 180.0 million shares authorized at Dec. 31, 2019 and 2018; 76.5 million and 77.5 million shares issued and outstanding at Dec. 31, 2019 and 2018, respectively	76,564	77,484
Additional paid-in capital	3,064,467	3,107,431
Retained earnings	1,184,183	833,130
Accumulated other comprehensive income (loss), net of taxes	30,534	(52,105)
Total stockholders' equity	4,355,748	3,965,940
Total liabilities and stockholders' equity	$27,805,496	$25,031,044
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

	For the years ended December 31,
	2019	2018	2017
Interest income:
Loans, including fees	$955,388	$850,472	$578,286
Securities:
Taxable	46,649	48,192	39,060
Tax-exempt	51,138	35,995	13,712
Federal funds sold and other	14,761	12,058	5,080
Total interest income	1,067,936	946,717	636,138

Interest expense:
Deposits	231,641	151,043	59,584
Securities sold under agreements to repurchase	570	588	406
Federal Home Loan Bank advances and other borrowings	69,583	58,744	32,842
Total interest expense	301,794	210,375	92,832
Net interest income	766,142	736,342	543,306
Provision for loan losses	27,283	34,377	23,664
Net interest income after provision for loan losses	738,859	701,965	519,642

Noninterest income:
Service charges on deposit accounts	36,769	24,906	20,034
Investment services	24,187	21,175	14,315
Insurance sales commissions	9,344	9,331	7,405
Gains on mortgage loans sold, net	24,335	14,564	18,625
Investment losses on sales, net	(5,941)	(2,254)	(8,265)
Trust fees	14,184	13,143	8,664
Income from equity method investment	90,111	51,222	37,958
Other noninterest income	70,837	68,783	46,168
Total noninterest income	263,826	200,870	144,904

Noninterest expense:
Salaries and employee benefits	313,359	271,673	209,662
Equipment and occupancy	84,582	74,276	54,092
Other real estate expense, net	4,228	723	1,079
Marketing and other business development	13,251	11,712	8,321
Postage and supplies	8,144	7,815	5,736
Amortization of intangibles	9,908	10,549	8,816
Merger related expenses	—	8,259	31,843
Other noninterest expense	71,676	67,880	47,011
Total noninterest expense	505,148	452,887	366,560
Income before income taxes	497,537	449,948	297,986
Income tax expense	96,656	90,508	124,007
Net income	$400,881	$359,440	$173,979

Per share information:
Basic net income per common share	$5.25	$4.66	$2.73
Diluted net income per common share	$5.22	$4.64	$2.70
Weighted average common shares outstanding:
Basic	76,364,303	77,111,372	63,760,578
Diluted	76,763,903	77,449,917	64,328,189

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income:	$400,881	$359,440	$173,979
Other comprehensive income (loss), net of tax:
Changes in fair value on available-for-sale securities, net of tax	81,658	(51,464)	3,036
Changes in fair value of cash flow hedges, net of tax	(5,179)	2,660	2,487
Amortization (accretion) of net unrealized losses (gains) on securities transferred from available-for-sale to held-to-maturity, net of tax	184	(73)	(208)
Loss (gain) on cash flow hedges reclassified from other comprehensive income into net income, net of tax	1,588	(657)	(347)
Net loss on sale of investment securities reclassified from other comprehensive income into net income, net of tax	4,388	1,665	5,022
Total other comprehensive income (loss), net of tax	82,639	(47,869)	9,990
Total comprehensive income	$483,520	$311,571	$183,969

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

For the each of the years in the three-year period ended December 31, 2019

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
December 31, 2016	46,359	$46,359	$1,083,491	$381,072	$(14,226)	$1,496,696
Exercise of employee common stock options and stock appreciation rights	276	276	5,209	—	—	5,485
Common dividends paid ($0.14 per share)	—	—	—	(35,907)	—	(35,907)
Issuance of restricted common shares, net of forfeitures	272	272	(272)	—	—	—
Issuance of common stock	3,220	3,220	188,974	—	—	192,194
Common stock issued in conjunction with BNC acquisition, net of issuance costs	27,687	27,687	1,823,281	—	—	1,850,968
Restricted shares withheld for taxes	(74)	(74)	(4,917)	—	—	(4,991)
Compensation expense for restricted shares	—	—	19,538	—	—	19,538
Net income	—	—	—	173,979	—	173,979
Other comprehensive income	—	—	—	—	9,990	9,990
December 31, 2017	77,740	$77,740	$3,115,304	$519,144	$(4,236)	$3,707,952
Exercise of employee common stock options	98	98	1,753	—	—	1,851
Repurchase of common stock	(405)	(405)	(20,289)	—	—	(20,694)
Common dividends paid ($0.16 per share)	—	—	—	(45,454)	—	(45,454)
Issuance of restricted common shares, net of forfeitures	157	157	(157)	—	—	—
Restricted shares withheld for taxes	(106)	(106)	(6,816)	—	—	(6,922)
Compensation expense for restricted shares	—	—	17,636	—	—	17,636
Net income	—	—	—	359,440	—	359,440
Other comprehensive loss	—	—	—	—	(47,869)	(47,869)
December 31, 2018	77,484	$77,484	$3,107,431	$833,130	$(52,105)	$3,965,940
Exercise of employee common stock options	59	59	1,210	—	—	1,269
Repurchase of common stock	(1,102)	(1,102)	(60,314)	—	—	(61,416)
Common dividends paid ($0.16 per share)	—	—	—	(49,828)	—	(49,828)
Issuance of restricted common shares, net of forfeitures	211	211	(211)	—	—	—
Restricted shares withheld for taxes	(88)	(88)	(4,875)	—	—	(4,963)
Compensation expense for restricted shares	—	—	21,226	—	—	21,226
Net income	—	—	—	400,881	—	400,881
Other comprehensive income	—	—	—	—	82,639	82,639
December 31, 2019	76,564	$76,564	$3,064,467	$1,184,183	$30,534	$4,355,748
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the years ended December 31,
	2019	2018	2017
Operating activities:
Net income	$400,881	$359,440	$173,979
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	20,294	19,141	12,847
Depreciation, amortization and accretion	8,342	(23,604)	(23,618)
Provision for loan losses	27,283	34,377	23,664
Gains on mortgage loans sold, net	(24,335)	(14,564)	(18,625)
Investment losses on sales, net	5,941	2,254	8,265
Stock-based compensation expense	21,226	17,636	19,538
Deferred tax expense	14,696	11,765	28,165
Revaluation of deferred tax assets and liabilities	—	—	31,486
Losses (gains) on disposition of other real estate and other investments	2,927	84	(203)
Income from equity method investment	(90,111)	(51,222)	(37,958)
Dividends received from equity method investment	51,312	33,651	21,650
Excess tax benefit from stock compensation	(1,011)	(2,966)	(5,366)
Gains on other loans sold, net	(3,624)	(3,287)	(1,488)
Commercial loans held for sale originated	(402,623)	(356,597)	(177,434)
Commercial loans held for sale sold	404,615	369,387	176,062
Consumer loans held for sale originated	(1,396,968)	(1,195,435)	(1,100,866)
Consumer loans held for sale sold	1,373,678	1,234,551	1,090,489
Increase in other assets	(57,499)	(24,471)	(37,023)
Increase (decrease) in other liabilities	79,264	60,617	(17,700)
Net cash provided by operating activities	434,288	470,757	165,864
Investing activities:
Activities in securities available-for-sale:
Purchases	(1,455,073)	(1,314,721)	(1,290,717)
Sales	737,717	169,850	363,898
Maturities, prepayments and calls	372,300	323,571	323,235
Activities in securities held-to-maturity:
Purchases	(3,822)	—	—
Maturities, prepayments and calls	8,300	5,775	4,115
Increase in loans, net	(1,927,811)	(1,995,424)	(1,558,646)
Purchases of premises and equipment and software	(42,153)	(23,739)	(53,499)
Purchase of BOLI	(110,000)	(100,000)	(55,000)
Proceeds from BOLI settlement	321	3,467	—
Proceeds from sales of software, premises, and equipment	66	2,967	23
Acquisitions, net of cash acquired	(44,594)	—	155,142
Proceeds from sale of other real estate	8,446	16,088	3,725
Payments related to derivative instruments	(106,832)	—	—
Increase in other investments	(55,926)	(56,918)	(7,804)
Net cash used in investing activities	(2,619,061)	(2,969,084)	(2,115,528)
Financing activities:
Net increase in deposits	1,332,491	2,399,407	1,488,274
Net increase (decrease) in repurchase agreements	21,613	(30,521)	(12,754)
Advances from Federal Home Loan Bank: Issuances	2,672,500	1,664,906	1,964,750
Advances from Federal Home Loan Bank: Payments	(2,053,555)	(1,541,212)	(1,051,067)
Proceeds from subordinated debt and other borrowings, net of issuance costs	316,078	19,850	—
Repayment of other borrowings	(184,175)	(620)	(220)
Principal payments of capital lease obligation	(226)	(168)	(149)
Proceeds from common stock issuance	—	—	192,194
Exercise of common stock options and stock appreciation rights, net of shares surrendered for taxes	(3,694)	(5,071)	494
Repurchase of common stock	(61,416)	(20,694)	—
Common stock dividends paid	(49,828)	(45,454)	(35,907)
Net cash provided by financing activities	1,989,788	2,440,423	2,545,615
Net increase (decrease) in cash, cash equivalents, and restricted cash	(194,985)	(57,904)	595,951
Cash, cash equivalents, and restricted cash, beginning of year	721,692	779,596	183,645
Cash, cash equivalents, and restricted cash, end of year	$526,707	$721,692	$779,596
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a financial holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank (Pinnacle Bank).  Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue) and BNC Bancorp (BNC) on July 31, 2015, September 1, 2015, July 1, 2016 and June 16, 2017, respectively. Pinnacle Financial and Pinnacle Bank also collectively hold a 49% interest in Bankers Healthcare Group, LLC (BHG), a company that primarily serves as a full-service commercial loan provider to healthcare and other professional practices. Pinnacle Bank provides a full range of banking services, including investment, mortgage, and insurance services, and comprehensive wealth management services, in its 12 primarily urban markets within Tennessee, the Carolinas, Virginia and beginning in December 2019, Georgia.

On July 2, 2019, Pinnacle Bank acquired all of the outstanding stock of Advocate Capital, Inc. (Advocate Capital) for a cash price of $59.0 million. Advocate Capital's $134.3 million of indebtedness on the acquisition date was also paid off in connection with consummation of the acquisition. Advocate Capital is a finance firm headquartered in Nashville, TN which supports the financial needs of legal firms through both case expense financing and working capital lines of credit. Pinnacle Financial accounted for the acquisition of Advocate Capital under the acquisition method in accordance with ASC Topic 805. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities acquired as of the date of acquisition. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the Advocate Capital acquisition. At the acquisition date, Advocate Capital's net assets, including identifiable intangible assets, were initially recorded at a fair value of approximately $45.6 million, consisting mainly of loans receivable. The purchase price allocations for the acquisition of Advocate Capital are preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities.

Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial and its direct and indirect wholly-owned subsidiaries. Certain statutory trust affiliates of Pinnacle Financial, as noted in Note 9. Other Borrowings are included in these consolidated financial statements pursuant to the equity method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, determination of any impairment of goodwill or intangible assets.

Impairment — Long-lived assets, including purchased intangible assets subject to amortization, such as core deposit intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Pinnacle Financial had $51.1 million and $46.2 million of long-lived intangibles at December 31, 2019 and 2018, respectively.

Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. The Accounting Standards Codification (ASC) 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines that this is the case, or if a qualitative assessment is not performed, it is required to perform additional goodwill impairment testing to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. Pinnacle Financial performed its annual assessment as of September 30, 2019. The results of the qualitative assessment indicated that the fair value of Pinnacle Financial's sole reporting unit was more than its carrying value, and accordingly, the two-step goodwill impairment test was not performed.

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

	Goodwill	Core deposit and other intangible assets	Total
Balance at December 31, 2018	$1,807,121	$46,161	$1,853,282
Acquisitions	12,690	14,877	27,567
Amortization	—	(9,908)	(9,908)
Balance at December 31, 2019	$1,819,811	$51,130	$1,870,941

The following table presents the gross carrying amount and accumulated amortization for the core deposit and other intangible assets, which are subject to amortization (in thousands):

	December 31, 2019	December 31, 2018
Gross carrying amount	$107,665	$92,787
Accumulated amortization	(56,535)	(46,626)
Net book value	$51,130	$46,161

Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold, short-term discount notes and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents.  The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2019 as follows (in thousands):

	For the years ended December 31,
	2019	2018	2017
Cash Payments:
Interest	$287,272	$199,464	$91,628
Income taxes paid	86,960	55,626	81,539
Noncash Transactions:
Loans charged-off to the allowance for loan losses	28,467	30,400	22,046
Loans foreclosed upon with repossessions transferred to other real estate	17,937	3,524	6,228
Loans foreclosed upon with repossessions transferred to other repossessed assets	93	1,899	646
Other real estate sales financed	871	891	908
Fixed assets transferred to other real estate	8,182	—	—
Available-for-sale securities transferred to held-to-maturity portfolio	—	179,763	—
Held-for-sale loans transferred to held-for-investment loan portfolio	—	44,980	—
Common stock issued in connection with acquisitions	—	—	1,850,968
Right-of-use assets recognized in the period in exchange for lease obligations(1)	90,927	—	—

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

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade, tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Resultantly, other-than-temporary charges may be incurred as management's intention related to a particular security changes.

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

Loans are reported at their outstanding principal balances, net of applicable purchase accounting and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method.  At December 31, 2019 and 2018, net deferred loan fees of $13.7 million and $7.4 million respectively, were included as a reduction to loans on the accompanying consolidated balance sheets.

As part of our routine credit monitoring process, commercial loans receive risk ratings by the assigned financial advisor and are subject to validation by our independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pinnacle Financial believes that its categories follow those outlined by the FDIC, Pinnacle Bank's primary federal regulator. At December 31, 2019, approximately 80.3% of Pinnacle Financial's loan portfolio was assigned a specifically assigned risk rating. Certain consumer loans and commercial relationships that possess certain qualifying characteristics, including individually smaller balances, are generally not assigned an individual risk rating but are evaluated collectively for credit risk as a homogeneous pool of loans and individually as either accrual or nonaccrual based on the performance of the loan.

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

In determining the Day 1 Fair Values of purchased loans without evidence of post-origination credit deterioration at the date of acquisition, management includes (i) no carryover of any previously recorded allowance for loan losses (allowance) and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest and expected loss, given the risk profile and risk rating assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

Purchased loans that contain evidence of credit deterioration on the date of purchase are individually evaluated by management to determine the estimated fair value of each loan. This evaluation includes no carryover of any previously recorded allowance. In determining the estimated fair value of purchased loans with evidence of credit deterioration, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received.

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

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the provision for loan losses and is a component of the allowance for loan losses. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan's effective interest rate, or if the loan is collateral dependent, at the fair value of the collateral, less estimated disposal costs. If the loan is cash flow dependent, a specific reserve is established as a component of the allowance. If the loan is collateral dependent, any portion of the loan confirmed to be uncollectible is charged off, and a specific reserve is established for any remaining impairment. The fair value of collateral dependent loans is derived primarily from collateral appraisals performed by independent third-party appraisers. This analysis is completed for all individual loans greater than $1.0 million. The resulting allowance percentage by segment adjusted for specific trends identified, if applicable, is then applied to the remaining population of impaired loans.

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

As discussed more fully in the Recently Issued Not Yet Effective Accounting Standards, Pinnacle Financial adopted Accounting Standards Update 2016-13, Financial Instruments--Credit Losses: Measurement of Credit Losses on Financial Instruments (CECL) effective January 1, 2020.

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

Pinnacle Financial , or a subsidiary of Pinnacle Financial, is the lessee with respect to multiple office locations. At December 31, 2019, all such leases were being accounted for as operating leases within the accompanying consolidated financial statements, with the exception of one lease agreement classified as a finance lease. Beginning January 1, 2019, Pinnacle Financial recognized right-of-use assets and lease liabilities reflecting the present value of future minimum lease payments under its lease agreements in accordance with Accounting Standards Update 2016-02, Leases, noted below under "Recently Adopted Accounting Pronouncements."

Other Real Estate Owned — Other real estate owned (OREO) represents real estate foreclosed upon or acquired by deed in lieu of foreclosure by Pinnacle Bank through loan defaults by customers as well as properties acquired in connection with the acquisition of BNC that had previously been held for future expansion but were transferred to OREO in 2019. Substantially all of these amounts relate to lots, homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequately supported the value recorded. Upon its acquisition by Pinnacle Bank, the property is recorded at fair value, based on appraised value, less selling costs estimated as of the date acquired. The difference from the loan balance related to the property, if any, is recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent downward valuation adjustments and expenses to maintain OREO are determined on a specific property basis and are included as a component of noninterest expense. Net gains or losses realized at the time of disposal are reflected in noninterest expense.

Included in the accompanying consolidated balance sheet at December 31, 2019 is $30.3 million of OREO with related property-specific valuation allowances of $772,000. At December 31, 2018, OREO totaled $16.2 million with related property-specific valuation allowances of $1.0 million. During the years ended December 31, 2019, 2018 and 2017, Pinnacle Financial had $4.2 million, $723,000 and $1.1 million, respectively, of net foreclosed real estate expense.

Other Assets — Included in other assets as of December 31, 2019 and 2018, is approximately $6.0 million and $7.7 million, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial's primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2019, 2018, and 2017, Pinnacle Financial's amortization expense was approximately $2.7 million, $3.0 million, and $2.5 million, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Bank has outstanding borrowings, including the Federal Home Loan Bank of Cincinnati. At December 31, 2019 and 2018, the cost of these investments was $80.4 million and $70.2 million, respectively. Pinnacle Financial determined that cost approximates the fair value of these investments. Additionally, Pinnacle Financial has recorded certain investments in other non-public entities and funds at fair value, of $38.2 million and $26.4 million at December 31, 2019 and 2018, respectively. During 2019 and 2018, Pinnacle Financial recorded net gains of $2.8 million and $2.7 million, respectively, due to changes in the fair value of these investments. As more fully described in Note 9, Pinnacle Financial has an investment in twelve Trusts valued at $4.0 million as of December 31, 2019. The Trusts were established to issue preferred securities, the dividends for which are paid with interest payments Pinnacle Financial makes on subordinated debentures it issued to the Trusts.

Pinnacle Bank is the owner and beneficiary of various life insurance policies on certain key executives and certain current and former directors and associates, including policies that were acquired in its mergers. Collectively, these policies are reflected in other assets in the accompanying consolidated balance sheets at their respective cash surrender values.  At December 31, 2019 and 2018, the aggregate cash surrender value of these policies was approximately $652.7 million and $525.7 million, respectively. Noninterest income related to these policies was $17.4 million, $12.5 million, and $7.9 million, during the years ended December 31, 2019, 2018 and 2017, respectively.

Also, as part of our compliance with the Community Reinvestment Act, we have investments in low income housing entities totaling $100.9 million and $72.6 million, net, as of December 31, 2019 and 2018, respectively. Included in our CRA investments are investments of $58.4 million and $32.8 million at December 31, 2019 and 2018, respectively, net of amortization, that qualify for federal low income housing tax credits. The investments are accounted for under the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received. The amortization and benefits are recognized as a component of income tax expense in the consolidated statements of income. The investments are recorded using the cost method.

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

For designated hedging relationships, Pinnacle Financial performs retrospective and prospective effectiveness testing using quantitative methods where required by accounting standards. For certain hedging relationships, effectiveness is tested through the matching of critical terms. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly. The portion of the changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a cash flow hedge is initially recorded in accumulated other comprehensive income (AOCI) and will be reclassified to earnings in the same period that the hedged item impacts earnings; any ineffective portion is recorded in current period earnings.

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

In accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes, uncertain tax positions are recognized if it is more likely than not, based on technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms realized or sustained upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date.

Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and state income tax returns. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. Pinnacle Financial has a Real Estate Investment Trust subsidiary that files a separate federal tax return, but its income is included in the consolidated group's return as required by the federal tax laws.  Pinnacle Financial remains open to audit under the statute of limitations by the IRS and the states in which Pinnacle operates for the years ended December 31, 2016 through 2019.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No amounts were accrued for interest and/or penalties at December 31, 2019 or 2018. Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

As of December 31, 2019, there were 119,274 stock options outstanding to purchase common shares. For the years ended December 31, 2019, 2018 and 2017, respectively, 399,600, 338,545 and 567,611 of dilutive stock options, dilutive restricted shares and restricted share units were included in the diluted earnings per share calculation under the treasury stock method. For the years ended December 31, 2019 and 2018, there were 160,492 and 253,193, respectively, restricted shares excluded from the calculation because they were deemed to be antidilutive. For the year ended December 31, 2017, there were no stock options, restricted shares and restricted share units excluded from the calculation because they were deemed to be antidilutive.

The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2019 (dollars in thousands except earnings per share):

	December 31, 2019	December 31, 2018	December 31, 2017
Basic earnings per share calculation:
Numerator - Net income	$400,881	$359,440	$173,979

Denominator – Weighted average common shares outstanding	76,364,303	77,111,372	63,760,578
Basic net income per common share	$5.25	$4.66	$2.73

Diluted earnings per share calculation:
Numerator - Net income	$400,881	$359,440	$173,979

Denominator – Weighted average common shares outstanding	76,364,303	77,111,372	63,760,578
Dilutive shares contingently issuable	399,600	338,545	567,611
Weighted average diluted common shares outstanding	76,763,903	77,449,917	64,328,189
Diluted net income per common share	$5.22	$4.64	$2.70

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

Recently Adopted Accounting Pronouncements — In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases which requires recognition in the statement of financial position of lease right of use assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP guidance. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP guidance that did not require lease assets and lease liabilities to be recognized for operating leases. In July 2016, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases which provided technical corrections and improvements to ASU 2016-02. In July 2016, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842): Targeted Improvements which provided an optional transition method to adopt the new requirements of ASU 2016-02 as of the adoption date with no adjustment to the presentation or disclosure of comparative prior periods included in the financial statements in the period of adoption. Pinnacle Financial has elected this optional transition method and has presented periods prior to adoption under the prior lease guidance of ASC Topic 840. In December 2018, the FASB issued Accounting Standards Update 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. ASU 2018-20 permits lessors to account for certain taxes as lessee costs, permits lessors to exclude from revenue certain lessor costs paid by lessees directly to third parties, and requires lessors to allocate certain variable payments to lease and non-lease components. In March 2019, the FASB issued Accounting Standards Update No. 2019-01, Leases (Topic 842): Codification Improvements. The amendments in this ASU (i) reinstate the exception in Topic 842 for lessors that are not manufacturers or dealers to use cost as the fair value of the underlying asset, (ii) state that lessors that are depository and lending institutions should present principal payments received under sales type and direct financing leases within investing activities, and (iii) exempt Topic 842 from certain transition related interim disclosure requirements. ASU 2016-02 and the subsequently issued ASUs related to Topic 842 became effective for Pinnacle Financial on January 1, 2019. As part of the adoption of these updates, Pinnacle Financial has elected the following practical expedients: 1) to not reassess whether existing contracts are or contain a lease, 2) to not reassess lease classification for existing leases, 3) to not reassess initial direct costs, 4) to not separate lease components from nonlease components for real estate leases, and 5) to not recognize short term leases (12 months or less) on the balance sheet. See Note 6 for additional detail related to lease amounts recognized as of December 31, 2019 under Topic 842.

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

Newly Issued Not Yet Effective Accounting Standards — In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes to simplify various aspects of the current guidance to promote consistent application of the standard among reporting entities by moving certain exceptions to the general principles. The amendments are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Pinnacle Financial does not plan to adopt this standard early. If this standard had been effective as of the date of the financial statements included in this report, there would have been no impact on Pinnacle Financial's consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify how entities other than private companies, such as public business entities and not-for-profit entities, are required to test goodwill for impairment by eliminating the comparison of the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. This standard became effective for Pinnacle Financial on January 1, 2020. If this standard had been effective as of the date of the financial statements included in this report, there would have been no impact on Pinnacle Financial's consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (CECL), which introduces the current expected credit losses methodology. Among other things, CECL requires the measurement of all expected credit losses for financial assets, including loans and held-to-maturity debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard requires institutions to calculate all probable and estimable losses that are expected to be incurred through the financial asset's entire contractual life through a provision for credit losses, including loans obtained as a result of any acquisition not deemed to be purchased credit deteriorated (PCD). CECL also requires the allowance for credit losses for PCD loans to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as provision expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective. This standard became effective for Pinnacle Financial on January 1, 2020.

Pinnacle Financial has established a cross-functional CECL Steering Committee, which includes members from the accounting, treasury, credit and lending functions, with involvement from members of model risk management, independent loan review and internal audit. Pinnacle Financial leveraged both internal and external expertise in the development of the models that will be utilized in the determination of the allowance for credit losses pursuant to CECL. At this time, Pinnacle Financial is focused on refining economic forecasts and certain other key assumptions utilized in our model, finalizing model validations and internal controls, and the creation of the financial statement disclosures. Pinnacle Financial has concluded that the overall allowance for credit losses will increase upon adoption of CECL in order to provide for expected credit losses over the life of the loan portfolio. Pinnacle Financial expects the allowance for credit losses to increase from 0.48% as a percentage of total loans at December 31, 2019 to a range between 0.65% and 0.70% of total loans upon adoption of this standard, primarily resulting from the impact of adjusting from the incurred loss model to the expected loss model. The allowance for credit losses also increased due to the requirement to record an allowance on acquired loan portfolios, previously recorded at fair value. Once finalized, the cumulative effect adjustment, as a result of the adoption of this guidance, will be recorded, net of tax, as an adjustment to retained earnings effective January 1, 2020. This estimate is subject to change as key assumptions are refined and model validations are finalized.

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

Subsequent Events — ASC Topic 855,  Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after December 31, 2019 through the date of the issued financial statements.

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

On March 1, 2016, Pinnacle Financial, Pinnacle Bank and the other members of BHG entered into an Amended and Restated Limited Liability Company Agreement of BHG that provides for, among other things, the following terms:

•the inability of any member of BHG to transfer its ownership interest in BHG without the consent of the other members of BHG until March 1, 2021, other than transfers to family members, trusts or affiliates of the transferring member, in connection with the acquisition of Pinnacle Financial or Pinnacle Bank or as a result of a change in applicable law that forces Pinnacle Financial and/or Pinnacle Bank to divest their ownership interests in BHG;
•the inability of the board of managers of BHG (of which Pinnacle Financial and Pinnacle Bank have the right to designate two of the five members (the Pinnacle Managers,) to approve a sale of BHG without the consent of one of the Pinnacle Managers until March 1, 2020;
•co-sale rights for Pinnacle Financial and Pinnacle Bank in the event the other members of BHG decide to sell all or a portion of their ownership interests and are permitted to do so pursuant to the Limited Liability Company Agreement; and
•a right of first refusal for BHG and the other members of BHG in the event that Pinnacle Financial and/or Pinnacle Bank decide to sell all or a portion of their ownership interests and are permitted to do so pursuant to the Limited Liability Company Agreement, except in connection with a transfer of their ownership interests to an affiliate or in connection with the acquisition of Pinnacle Financial or Pinnacle Bank.

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

At December 31, 2019, Pinnacle Financial has recorded technology, trade name and customer relationship intangibles, net of related amortization, of $8.8 million compared to $10.7 million as of December 31, 2018. Amortization expense of $1.9 million was included in Pinnacle Financial's results for the year ended December 31, 2019 compared to $2.8 million for 2018 and $3.3 million for 2017. Accretion income of $2.6 million was included in Pinnacle Financial's results for the year ended December 31, 2019, while $2.9 million of accretion income was recorded in 2018 and $3.1 million was recorded in 2017. Additionally, at December 31, 2019, Pinnacle Financial had recorded accretable discounts associated with certain liabilities of BHG of $4.8 million compared to $7.4 million as of December 31, 2018.

During the year ended December 31, 2019, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $51.3 million in the aggregate, compared to $33.7 million during the year ended December 31, 2018 and $21.7 million during the year ended December 31, 2017. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated.

Pinnacle Bank has a revolving line of credit for the benefit of BHG in the amount of $60.0 million. At December 31, 2019, the outstanding balance on the line was $10.0 million. The line accrues interest at LIBOR plus 225 basis points and is secured by all assets of BHG. The credit agreement contains covenants requiring BHG to maintain certain financial ratios and satisfy certain other affirmative and negative covenants. At December 31, 2019, BHG represented to Pinnacle Bank that it was in compliance, in all material respects, with these covenants.

BHG partners with third party lenders, including Pinnacle Bank, to facilitate loan originations as part of BHG’s alternative financing portfolio, whereby BHG acts as the marketing firm and refers loans to the third party lenders for funding. The third party lenders receive a fee for each loan funded and subsequently sold to BHG. These loans are ultimately sold through BHG's network of clients. During the years ended December 31, 2019, 2018 and 2017, respectively, BHG purchased $337.8 million, $129.8 million and $10.3 million of loans originated by Pinnacle Bank, respectively. During the years ended December 31, 2019, 2018 and 2017, respectively, Pinnacle Bank purchased no loans from BHG.

The following summary of BHG's financial position and results of operations as of and for the years ended December 31, 2019 and 2018, respectively, are presented as unaudited due to BHG's fiscal year end being September 30 (unaudited, in thousands):

Banker's Healthcare Group
	December 31, 2019	December 31, 2018
Assets	$840,398	$459,816

Liabilities	$641,037	$324,211
Equity interests	199,361	135,605
Total liabilities and equity	$840,398	$459,816

	For the year ended December 31,
	2019	2018	2017
Revenues	$366,500	$220,253	$160,209
Net income, pre-tax	$182,462	$104,297	$77,941

Note 3.  Restricted Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At our option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2019 and 2018, the average daily balance maintained at the Federal Reserve was approximately $330.9 million and $329.6 million, respectively.

Restricted cash included on the consolidated balance sheets was $137.0 million and $65.5 million at December 31, 2019 and 2018, respectively. This restricted cash is maintained at banks as collateral primarily for our derivative portfolio.

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

Note 4.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2019 and 2018 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2019
Securities available-for-sale:
U.S Treasury securities	$72,862	$19	$14	$72,867
U.S. Government agency securities	80,096	306	710	79,692
Mortgage-backed securities	1,458,894	12,789	7,776	1,463,907
State and municipal securities	1,669,606	52,096	7,249	1,714,453
Asset-backed securities	153,963	302	1,293	152,972
Corporate notes	56,212	635	743	56,104
	$3,491,633	$66,147	$17,785	$3,539,995
Securities held-to-maturity:
State and municipal securities	188,996	12,221	—	201,217
	$188,996	$12,221	$—	$201,217
December 31, 2018
Securities available-for-sale:
U.S Treasury securities	$30,325	$—	$25	$30,300
U.S. Government agency securities	71,456	49	1,346	70,159
Mortgage-backed securities	1,336,469	3,110	28,634	1,310,945
State and municipal securities	1,259,267	1,126	30,739	1,229,654
Asset-backed securities	379,107	820	4,345	375,582
Corporate notes	69,399	170	2,523	67,046
	$3,146,023	$5,275	$67,612	$3,083,686
Securities held-to-maturity:
State and municipal securities	194,282	152	1,303	193,131
	$194,282	$152	$1,303	$193,131

In 2018, Pinnacle Financial transferred, at fair value, $179.8 million of municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax losses of $2.2 million remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of the transfer. At December 31, 2019, approximately $1.1 billion of Pinnacle Financial's investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase. At December 31, 2019, repurchase agreements comprised of secured borrowings totaled $126.4 million and were secured by $126.4 million of pledged U.S. government agency securities, municipal securities, asset backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities for the counterparty to remain adequately secured.

The amortized cost and fair value of debt securities as of December 31, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$72,914	$72,916	$1,062	$1,062
Due in one year to five years	12,879	13,083	—	—
Due in five years to ten years	103,099	103,584	5,772	5,860
Due after ten years	1,689,884	1,733,533	182,162	194,295
Mortgage-backed securities	1,458,894	1,463,907	—	—
Asset-backed securities	153,963	152,972	—	—
	$3,491,633	$3,539,995	$188,996	$201,217

At December 31, 2019 and 2018, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U.S. Treasury securities	$40,505	$14	$—	$—	$40,505	$14
U.S. government agency securities	1,222	1	30,892	709	32,114	710
Mortgage-backed securities	458,881	5,102	163,767	2,674	622,648	7,776
State and municipal securities	204,958	1,938	244,884	5,311	449,842	7,249
Asset-backed securities	75,488	796	59,816	497	135,304	1,293
Corporate notes	—	—	16,908	743	16,908	743
Total temporarily-impaired securities	$781,054	$7,851	$516,267	$9,934	$1,297,321	$17,785

December 31, 2018
U.S. Treasury securities	$30,054	$22	$246	$3	$30,300	$25
U.S. government agency securities	13,697	328	42,539	1,018	56,236	1,346
Mortgage-backed securities	203,299	2,134	882,231	26,500	1,085,530	28,634
State and municipal securities	1,044,757	30,780	198,610	4,078	1,243,367	34,858
Asset-backed securities	268,677	4,118	11,828	227	280,505	4,345
Corporate notes	26,272	1,538	25,915	985	52,187	2,523
Total temporarily-impaired securities	$1,586,756	$38,920	$1,161,369	$32,811	$2,748,125	$71,731

The applicable date for determining when securities are in an unrealized loss position is December 31, 2019 and 2018.  As such, it is possible that a security had a market value less than its amortized cost on other days during the twelve-month periods ended December 31, 2019 and 2018, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the table above, at December 31, 2019 and 2018, Pinnacle Financial had unrealized losses of $17.8 million and $71.7 million on $1.3 billion and $2.7 billion, respectively, of available-for-sale and held-to-maturity securities. The unrealized losses associated with the $179.8 million of municipal securities transferred from the available-for-sale portfolio to the held-to-maturity portfolio in 2018 represent unrealized losses since the date of purchase, independent of the impact associated with changes in the cost basis upon transfer between portfolios.

The unrealized losses associated with the investment securities are primarily driven by changes in interest rates and typically are not due to the credit quality of the securities. The securities will continue to be monitored as a part of our ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond issuers. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.  Because Pinnacle Financial currently does not intend to sell these securities and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, in 2019 available-for-sale securities of approximately $737.7 million were sold and net unrealized losses, net of tax, of $4.4 million were reclassified from accumulated other comprehensive income into net income.

The carrying values of Pinnacle Financial's investment securities could decline in the future if the financial condition of the securities' issuers deteriorates and management determines it is probable that Pinnacle Financial will not recover the entire amortized cost bases of the securities.  As a result, there is a risk that other-than-temporary impairment charges may occur in the future. Additionally, there is a risk that other-than-temporary impairment charges may occur in the future if management's intention to hold these securities to maturity and/or recovery changes. Pinnacle Financial has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of available for sale securities. See Note 14. Derivative Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

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
•Commercial real estate mortgage loans. Commercial real estate mortgage loans are categorized as such based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial real estate mortgage loans also includes owner-occupied commercial real estate which Pinnacle Financial believes shares a similar risk profile to Pinnacle Financial's commercial and industrial products.
•Consumer real estate mortgage loans. Consumer real estate mortgage consists primarily of loans secured by 1-4 family residential properties, including home equity lines of credit.
•Construction and land development loans. Construction and land development loans include loans where the repayment is dependent on the successful operation of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development.
•Commercial and industrial loans. Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes.
•Consumer and other loans. Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification. Examples of consumer and other loans are automobile loans, credit cards and loans to finance education, among others.

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial's independent loan review department.  Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual.  Pass-rated loans include five distinct ratings categories for loans that represent specific attributes. Pinnacle Financial believes that its categories follow those outlined by Pinnacle Bank's primary regulators.  At December 31, 2019, approximately 80.3% of our loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating in the allowance for loan loss assessment.  Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans.  However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature.

Risk ratings are subject to continual review by a financial advisor and a senior credit officer. At least annually, our credit policy requires that every risk rated loan of $1.0 million or more be subject to a formal credit risk review process. Each loan's risk rating is also subject to review by our independent loan review department, which reviews a substantial portion of our risk-rated portfolio annually. Included in the coverage are independent loan reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, highly leveraged transactions, land loans and/or loan types in certain geographies.

The following table presents our loan balances by primary loan classification and the amount within each risk rating category. Pass-rated loans include all credits other than those included in special mention, substandard, substandard-nonaccrual and doubtful-nonaccrual which are defined as follows:

•Special mention loans have potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in Pinnacle Financial's credit position at some future date.
•Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Assets so classified must have a well-defined weakness or weaknesses that jeopardize collection of the debt.  Substandard loans are characterized by the distinct possibility that Pinnacle Financial will sustain some loss if the deficiencies are not corrected.
•Substandard-nonaccrual loans are substandard loans that have been placed on nonaccrual status.
•Doubtful-nonaccrual loans have all the characteristics of substandard-nonaccrual loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following table outlines the amount of each loan classification categorized into each risk rating category as of December 31, 2019 and 2018 (in thousands):

December 31, 2019	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Pass	$7,499,725	$3,019,203	$2,422,347	$6,069,757	$288,361	$19,299,393
Special Mention	51,147	13,787	2,816	79,819	698	148,267
Substandard	139,518	10,969	3,042	125,035	47	278,611
Substandard-nonaccrual	18,828	24,666	2,278	15,685	148	61,605
Doubtful-nonaccrual	—	—	—	—	—	—
Total loans	$7,709,218	$3,068,625	$2,430,483	$6,290,296	$289,254	$19,787,876

December 31, 2018	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Pass	$6,998,485	$2,787,570	$2,059,376	$5,148,726	$352,516	$17,346,673
Special Mention	55,932	7,902	4,334	24,284	711	93,163
Substandard	78,202	20,906	5,358	75,351	62	179,879
Substandard-nonaccrual	32,335	28,069	3,387	23,060	983	87,834
Doubtful-nonaccrual	—	—	—	—	—	—
Total loans	$7,164,954	$2,844,447	$2,072,455	$5,271,421	$354,272	$17,707,549

At December 31, 2019 and 2018, all loans classified as nonaccrual were deemed to be impaired. The principal balances of impaired loans amounted to $58.1 million and $83.1 million at December 31, 2019 and 2018, respectively, and are included in the tables above. For the twelve months ended December 31, 2019, the average balance of impaired loans was $76.9 million as compared to $75.3 million for the twelve months ended December 31, 2018. Pinnacle Financial's policy is that the discontinuation of the accrual of interest income will occur when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date the above mentioned loans were placed on nonaccrual status, Pinnacle Financial reversed all previously accrued interest income against current year earnings. Had these nonaccruing loans been on accruing status, interest income would have been higher by $3.0 million, $4.2 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table provides a rollforward of purchased credit impaired loans from December 31, 2017 through December 31, 2019 (in thousands):

	Gross Carrying Value	Accretable Yield	Nonaccretable Yield	Carrying Value

December 31, 2017	$74,324	$(132)	$(31,537)	$42,655
Acquisitions	—	—	—	—
Settlements, net	(31,487)	18	14,143	(17,326)
December 31, 2018	42,837	(114)	(17,394)	25,329
Acquisitions	1,883	—	—	1,883
Reclassification of yield from nonaccretable to accretable	—	(7,505)	7,505	—
Settlements, net	(15,176)	2,818	6,061	(6,297)
December 31, 2019	$29,544	$(4,801)	$(3,828)	$20,915

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

Purchased credit impaired loans acquired during the three years ended December 31, 2019 for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

	December 31,
	2019	2018	2017
Contractually required payments receivable	$4,420	$—	$94,312
Cash flows expected to be collected at acquisition	1,883	—	48,498
Fair value of acquired loans at acquisition	1,883	—	48,302

Impaired loans, as disclosed in the table below, include troubled debt restructurings, nonaccrual loans, and loans deemed to be impaired but that continue to accrue interest. The following tables detail the recorded investment, unpaid principal balance and related allowance of Pinnacle Financial's impaired loans at December 31, 2019, 2018 and 2017 by loan classification (in thousands):

	December 31, 2019			For the year ended December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Cash basis interest income recognized
Impaired loans with an allowance:
Commercial real estate – mortgage	$9,998	$10,983	$1,235	$13,750	$—
Consumer real estate – mortgage	20,996	23,105	1,293	20,909	—
Construction and land development	542	654	33	578	—
Commercial and industrial	4,074	5,381	711	8,871	—
Consumer and other	148	182	9	350	—
Total	$35,758	$40,305	$3,281	$44,458	$—

Impaired loans without an allowance:
Commercial real estate – mortgage	$8,124	$8,891	$—	$11,642	$176
Consumer real estate – mortgage	4,022	4,021	—	7,509	—
Construction and land development	19	17	—	365	—
Commercial and industrial	10,221	11,322	—	12,945	—
Consumer and other	—	—	—	—	—
Total	$22,386	$24,251	$—	$32,461	$176

Total impaired loans	$58,144	$64,556	$3,281	$76,919	$176

	December 31, 2018			For the year ended December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Cash basis interest income recognized
Impaired loans with an allowance:
Commercial real estate – mortgage	$14,114	$14,124	$724	$10,260	$—
Consumer real estate – mortgage	19,864	19,991	1,443	13,154	—
Construction and land development	581	579	28	1,157	—
Commercial and industrial	9,252	9,215	1,441	9,326	—
Consumer and other	983	1,005	328	718	—
Total	$44,794	$44,914	$3,964	$34,615	$—

Impaired loans without an allowance:
Commercial real estate – mortgage	$14,724	$14,739	$—	$17,906	$469
Consumer real estate – mortgage	7,247	7,271	—	5,477	—
Construction and land development	1,786	1,786	—	1,463	—
Commercial and industrial	14,595	14,627	—	15,796	—
Consumer and other	—	—	—	—	—
Total	$38,352	$38,423	$—	$40,642	$469

Total impaired loans	$83,146	$83,337	$3,964	$75,257	$469

	December 31, 2017			For the year ended December 31, 2017
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Cash basis interest income recognized
Impaired loans with an allowance:
Commercial real estate – mortgage	$1,850	$1,863	$95	$650	$—
Consumer real estate – mortgage	8,028	8,079	410	4,990	—
Construction and land development	2,522	2,528	66	567	—
Commercial and industrial	12,521	12,644	1,627	10,559	—
Consumer and other	—	—	—	425	—
Total	$24,921	$25,114	$2,198	$17,191	$—

Impaired loans without an allowance:
Commercial real estate – mortgage	$16,364	$16,514	$—	$6,983	$—
Consumer real estate – mortgage	4,144	4,174	—	5,727	—
Construction and land development	2,645	2,650	—	1,890	95
Commercial and industrial	10,905	10,902	—	9,039	—
Consumer and other	—	—	—	—	—
Total	$34,058	$34,240	$—	$23,639	$95

Total impaired loans	$58,979	$59,354	$2,198	$40,830	$95

Pinnacle Financial's policy is that once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized $176,000 in interest income from cash payments received on nonaccrual loans during the year ended December 31, 2019 compared to $469,000 and $95,000 during the years ended December 31, 2018, and 2017, respectively.

At December 31, 2019 and 2018, there were $4.9 million and $5.9 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which are accruing interest. These troubled debt restructurings are considered impaired loans pursuant to U.S. GAAP. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each troubled debt restructuring by loan classification made during the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
December 31, 2019
Commercial real estate – mortgage	1	$306	$287
Consumer real estate – mortgage	1	683	683
Construction and land development	1	19	19
Commercial and industrial	1	1,318	777
Consumer and other	—	—	—
	4	$2,326	$1,766
December 31, 2018
Commercial real estate – mortgage	—	$—	$—
Consumer real estate – mortgage	3	1,967	1,967
Construction and land development	1	347	347
Commercial and industrial	—	—	—
Consumer and other	—	—	—
	4	$2,314	$2,314
December 31, 2017
Commercial real estate – mortgage	—	$—	$—
Consumer real estate – mortgage	1	6	5
Construction and land development	—	—	—
Commercial and industrial	2	3,776	3,751
Consumer and other	—	—	—
	3	$3,782	$3,756

During the years ended December 31, 2019, 2018 and 2017, Pinnacle Financial had no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring. A default is defined as an occurrence which violates the terms of the receivable's contract.

At December 31, 2019, 2018 and 2017, the allowance for loan losses included no amounts specifically related to accruing troubled debt restructurings. These accruing troubled debt restructurings are classified as impaired loans pursuant to U.S. GAAP; however, these loans continue to accrue interest at contractual rates.

In addition to the loan metrics above, Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2019 with the comparative exposures for December 31, 2018 (in thousands):

	At December 31, 2019
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2018
Lessors of nonresidential buildings	$3,681,897	$896,219	$4,578,116	$3,932,059
Lessors of residential buildings	951,295	648,542	1,599,837	1,484,697
New housing for-sale builders	530,345	560,258	1,090,603	1,100,989
Hotels and motels	805,957	161,814	967,771	920,001
Total	$5,969,494	$2,266,833	$8,236,327	$7,437,746

Additionally, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as a part of its concentration management process. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank's total risk-based capital. At December 31, 2019, and December 31, 2018, Pinnacle Bank's construction and land development loans as a percentage of total risk-based capital were 83.6% and 85.2%, respectively. Non owner-occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 268.3% and 277.7% as of December 31, 2019 and December 31, 2018, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non owner-occupied commercial real estate and multifamily ratio of less than 300% of total risk-based capital. When a bank's ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Pinnacle Bank was within the 100% and 300% guidelines as of December 31, 2019 and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans below the 100% and 300% guidelines though there may be periods where Pinnacle Bank exceeds these levels if loan growth is more heavily weighted to these types of loans.

The table below presents past due balances at December 31, 2019 and 2018, by loan classification and segment allocated between performing and nonperforming status (in thousands):

	Accruing					Nonaccruing
December 31, 2019	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Purchase credit impaired	Nonaccrual (1)	Nonaccruing purchase credit impaired	Total loans
Commercial real estate:
Owner-occupied	$4,361	$—	$4,361	$2,650,385	$3,366	$10,791	$863	$2,669,766
All other	6,797	—	6,797	5,020,227	5,254	7,169	5	5,039,452
Consumer real estate – mortgage	8,162	168	8,330	3,032,615	3,014	20,995	3,671	3,068,625
Construction and land development	2,087	—	2,087	2,424,832	1,286	542	1,736	2,430,483
Commercial and industrial	10,312	946	11,258	6,263,024	329	14,294	1,391	6,290,296
Consumer and other	2,168	501	2,669	286,437	—	148	—	289,254
Total	$33,887	$1,615	$35,502	$19,677,520	$13,249	$53,939	$7,666	$19,787,876

	Accruing					Nonaccruing
December 31, 2018	30-89 days past due and accruing	90 days or more past due and accruing	Total past due and accruing	Current and accruing	Purchase credit impaired	Nonaccrual (1)	Nonaccruing purchase credit impaired	Total loans
Commercial real estate:
Owner-occupied	$10,170	$—	$10,170	$2,623,700	$2,664	$16,025	$874	$2,653,433
All other	1,586	—	1,586	4,488,840	5,659	12,634	2,802	4,511,521
Consumer real estate – mortgage	18,059	—	18,059	2,794,630	3,689	22,564	5,505	2,844,447
Construction and land development	3,759	—	3,759	2,063,201	2,108	2,020	1,367	2,072,455
Commercial and industrial	21,451	1,082	22,533	5,225,205	623	23,022	38	5,271,421
Consumer and other	3,276	476	3,752	349,537	—	983	—	354,272
Total	$58,301	$1,558	$59,859	$17,545,113	$14,743	$77,248	$10,586	$17,707,549

(1)Approximately $35.8 million and $52.5 million of nonaccrual loans as of December 31, 2019 and December 31, 2018, respectively, were performing pursuant to their contractual terms at those dates.

The following table details the changes in the allowance for loan losses from December 31, 2016 to December 31, 2017 to December 31, 2018 to December 31, 2019 by loan classification and the allocation of allowance for loan losses (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2016	$13,655	$6,564	$3,624	$24,743	$9,520	$874	$58,980
Charged-off loans	(633)	(1,461)	(137)	(4,297)	(15,518)	—	(22,046)
Recovery of previously charged-off loans	671	1,516	1,136	1,317	2,002	—	6,642
Provision for loan losses	7,495	(1,588)	4,339	3,100	9,870	448	23,664
Balance at December 31, 2017	$21,188	$5,031	$8,962	$24,863	$5,874	$1,322	$67,240

Collectively evaluated for impairment	$20,753	$4,460	$8,879	$23,181	$5,874		$63,147
Individually evaluated for impairment	95	410	66	1,627	—		2,198
Loans acquired with deteriorated credit quality	340	161	17	55	—		573
Balance at December 31, 2017	$21,188	$5,031	$8,962	$24,863	$5,874	$1,322	$67,240

Loans:
Collectively evaluated for impairment	$6,630,593	$2,534,996	$1,896,553	$4,116,677	$352,663		$15,531,482
Individually evaluated for impairment	18,214	12,172	5,167	23,426	—		58,979
Loans acquired with deteriorated credit quality	20,803	14,046	6,568	1,238	—		42,655
Balance at December 31, 2017	$6,669,610	$2,561,214	$1,908,288	$4,141,341	$352,663		$15,633,116

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2017	$21,188	$5,031	$8,962	$24,863	$5,874	$1,322	$67,240
Charged-off loans	(3,030)	(1,593)	(74)	(13,175)	(12,528)		(30,400)
Recovery of previously charged-off loans	2,096	2,653	1,863	3,035	2,711		12,358
Provision for loan losses	6,692	1,579	377	17,008	9,366	(645)	34,377
Balance at December 31, 2018	$26,946	$7,670	$11,128	$31,731	$5,423	$677	$83,575

Collectively evaluated for impairment	$26,222	$6,227	$11,100	$30,290	$5,095		$78,934
Individually evaluated for impairment	724	1,443	28	1,441	328		3,964
Loans acquired with deteriorated credit quality	—	—	—	—	—		—
Balance at December 31, 2018	$26,946	$7,670	$11,128	$31,731	$5,423	$677	$83,575

Loans:
Collectively evaluated for impairment	$7,124,117	$2,808,142	$2,066,613	$5,246,913	$353,289		$17,599,074
Individually evaluated for impairment	28,838	27,111	2,367	23,847	983		83,146
Loans acquired with deteriorated credit quality	11,999	9,194	3,475	661	—		25,329
Balance at December 31, 2018	$7,164,954	$2,844,447	$2,072,455	$5,271,421	$354,272		$17,707,549

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2018	$26,946	$7,670	$11,128	$31,731	$5,423	$677	$83,575
Charged-off loans	(1,700)	(1,335)	(18)	(19,208)	(6,206)	—	(28,467)
Recovery of previously charged-off loans	2,232	1,827	682	6,473	1,172	—	12,386
Provision for loan losses	5,891	(108)	870	17,116	3,206	308	27,283
Balance at December 31, 2019	$33,369	$8,054	$12,662	$36,112	$3,595	$985	$94,777

Collectively evaluated for impairment	$32,134	$6,762	$12,629	$35,401	$3,586		$90,512
Individually evaluated for impairment	1,235	1,292	33	711	9		3,280
Loans acquired with deteriorated credit quality	—	—	—	—	—		—
Balance at December 31, 2019	$33,369	$8,054	$12,662	$36,112	$3,595	$985	$94,777

Loans:
Collectively evaluated for impairment	$7,681,608	$3,036,922	$2,426,901	$6,274,280	$289,106		$19,708,817
Individually evaluated for impairment	18,122	25,018	561	14,295	148		58,144
Loans acquired with deteriorated credit quality	9,488	6,685	3,021	1,721	—		20,915
Balance at December 31, 2019	$7,709,218	$3,068,625	$2,430,483	$6,290,296	$289,254		$19,787,876

The adequacy of the allowance for loan losses is assessed at the end of each calendar quarter. The level of the allowance is based upon evaluation of the loan portfolio, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, historical loss experience, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The allowance for loan losses for purchased loans under the incurred loss model is calculated similarly to the method utilized for legacy Pinnacle Bank loans. Pinnacle Financial's accounting policy is to compare the computed allowance for loan losses for purchased loans on a loan-by-loan basis to any remaining fair value adjustment. If the computed allowance is greater than the remaining fair value adjustment, the excess is added to the allowance for loan losses by a charge to the provision for loan losses. Beginning January 1, 2020, Pinnacle Financial adopted the Current Expected Credit Loss framework which will result in an allowance being recorded on non-purchase credit deteriorated loans.

At December 31, 2019, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $10.6 million to current directors, executive officers, and their related interests, of which $6.8 million had been drawn upon.  At December 31, 2018, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $37.9 million to directors, executive officers, and their related interests, of which approximately $18.3 million had been drawn upon.  These loans and extensions of credit were made in the ordinary course of business. None of these loans to directors, executive officers, and their related entities were impaired at December 31, 2019 or 2018.

At December 31, 2019, Pinnacle Financial had approximately $17.6 million in commercial loans held for sale compared to $16.0 million at December 31, 2018, which primarily included commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

Residential Lending

At December 31, 2019, Pinnacle Financial had approximately $61.6 million of mortgage loans held-for-sale compared to approximately $31.8 million at December 31, 2018. Total mortgage loan volumes sold during the year ended December 31, 2019 were approximately $1.1 billion compared to approximately $1.0 billion for the year ended December 31, 2018. During the year ended December 31, 2019, Pinnacle Financial recognized $24.3 million in gains on the sale of these loans, net of commissions paid, compared to $14.6 million and $18.6 million, respectively, during the years ended December 31, 2018 and 2017.

These mortgage loans held-for-sale are originated internally and are primarily to borrowers in Pinnacle Bank's geographic markets. These sales are typically on a mandatory basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines.

Each purchaser of a mortgage loan held-for-sale has specific guidelines and criteria for sellers of loans and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Pinnacle Bank to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Pinnacle Bank has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan. To date, Pinnacle Bank's liability pursuant to the terms of these representations and warranties has been insignificant.

Note 6.  Premises and Equipment and Lease Commitments

Premises and equipment at December 31, 2019 and 2018 are summarized as follows (in thousands):

	Range of Useful Lives	2019	2018
Land	Not applicable	$64,814	$64,898
Buildings	15 to 30 years	185,340	170,829
Leasehold improvements	15 to 20 years	45,398	43,536
Furniture and equipment	3 to 20 years	109,900	100,946
		405,452	380,209
Less: accumulated depreciation and amortization		131,520	114,649
		$273,932	$265,560

Depreciation and amortization expense was approximately $22.1 million, $21.5 million, and $13.7 million for the years ended December 31, 2019, 2018 and 2017, respectively

Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities. The leases are classified as operating or finance leases at commencement. Right-of-use assets representing the right to use the underlying asset and lease liabilities representing the obligation to make future lease payments are recognized on the balance sheet. These assets and liabilities are estimated based on the present value of future lease payments discounted using Pinnacle Financial's incremental secured borrowing rates as of the commencement date of the lease. Certain lease agreements contain renewal options which are considered in the determination of the lease term if they are deemed reasonably certain to be exercised. Pinnacle Financial has elected not to recognize leases with an original term of less than 12 months on the balance sheet.

Right-of-use assets and lease liabilities relating to Pinnacle Financial's operating and finance leases are as follows at December 31, 2019 (in thousands):

Right-of-use assets:
Operating leases	$79,574
Finance leases	1,996
Total right-of-use assets	$81,570
Lease liabilities:
Operating leases	$83,219
Finance leases	3,244
Total lease liabilities	$86,463

The total lease cost related to operating leases and short term leases is recognized on a straight-line basis over the lease term. For finance leases, right-of-use assets are amortized on a straight-line basis over the lease term and interest imputed on the lease liability is recognized using the effective interest method. The components of Pinnacle Financial's total lease cost were as follows for the year ended December 31, 2019 (in thousands):

Operating lease cost	$13,992
Short-term lease cost	295
Finance lease cost:
Interest on lease liabilities	243
Amortization of right-of-use asset	226
Sublease income	(1,463)
Net lease cost	$13,293

The weighted average remaining lease term and weighted average discount rate for operating and finance leases at December 31, 2019 are as follows:

Weighted average remaining lease term
Operating leases	10.75 years
Finance leases	8.84 years
Weighted average discount rate
Operating leases	3.07%
Finance leases	7.22%

Cash flows related to operating and finance leases during the year ended December 31, 2019 were as follows (in thousands):

Operating cash flows related to operating leases	$13,609
Operating cash flows related to finance leases	$243
Financing cash flows related to finance leases	$226

Future undiscounted lease payments for operating and finance leases with inital terms of more than 12 months are as follows at December 31, 2019 (in thousands):

	Operating Leases	Finance Leases
2020	$13,070	$470
2021	12,439	470
2022	10,632	470
2023	9,779	479
2024	9,667	527
Thereafter	44,507	2,021
Total undiscounted lease payments	100,094	4,437
Less: imputed interest	(16,875)	(1,193)
Net lease liabilities	$83,219	$3,244

Note 7.  Deposits

At December 31, 2019, the scheduled maturities of time deposits are as follows (in thousands):

2020	$3,321,755
2021	510,028
2022	91,184
2023	9,889
2024	6,943
Thereafter	1,646
$3,941,445

Additionally, at December 31, 2019 and 2018, approximately $1.1 billion and $976.3 million, respectively, of time deposits had been issued in denominations of $100,000 but less than $250,000, and $995.3 million and $819.3 million, respectively, had been issued in denominations of $250,000 or greater.

At December 31, 2019 and 2018, Pinnacle Financial had $1.9 million and $1.7 million, respectively, of deposit accounts in overdraft status that have been reclassified to loans on the accompanying consolidated balance sheets.

Note 8.  Federal Home Loan Bank Advances

Pinnacle Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist Pinnacle Bank in the funding of its home mortgage and commercial real estate loan portfolios.  Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, certain qualifying commercial mortgage loans with an aggregate carrying value of approximately $6.6 billion as collateral under the borrowing agreements with the FHLB.

At December 31, 2019 and 2018, Pinnacle Bank had received advances from the FHLB totaling $2.1 billion and $1.4 billion, respectively. The scheduled maturities of FHLB advances at December 31, 2019 and interest rates are as follows (in thousands):

	Scheduled Maturities	Weighted average interest rates
2020	$622,518	1.88%
2021	423,750	2.14%
2022	41,250	2.85%
2023	—	—%
2024	200,000	1.59%
Thereafter	775,016	2.15%
	$2,062,534
Weighted average interest rate		2.02%

At December 31, 2019, Pinnacle Bank had accommodations which allow it to borrow from the Federal Reserve Bank of Atlanta's discount window and purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates.  These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. At December 31, 2019, Pinnacle Bank had approximately $5.7 billion in borrowing availability with the FHLB, the Federal Reserve Bank discount window, and other correspondent banks with whom Pinnacle Bank has arranged lines of credit. At December 31, 2019, Pinnacle Bank was not carrying any balances with the Federal Reserve Bank discount window or correspondent banks under these arrangements.

Note 9.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities. Pinnacle Financial also has a $75.0 million revolving credit facility, of which it had no outstanding borrowings as of December 31, 2019. Additionally, Pinnacle Financial and Pinnacle Bank have entered into, or assumed in connection with acquisitions, certain other subordinated debt agreements as outlined below as of December 31, 2019 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2019	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	4.70%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	3.36%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 07, 2006	September 30, 2036	20,619	3.59%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	4.74%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 03, 2003	April 15, 2033	5,155	5.24%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 07, 2034	6,186	4.84%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	4.39%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	3.66%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	5.06%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	3.38%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	3.67%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 05, 2005	September 30, 2035	10,310	3.46%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Avenue Subordinated Notes	December 29, 2014	December 29, 2024	20,000	6.75%	Fixed (2)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (3)
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (4)
BNC Subordinated Notes	September 25, 2014	October 01, 2024	60,000	5.69%	3-month LIBOR + 3.59% (2)

Other Borrowings
Revolving credit facility (5)	April 25, 2019	April 24, 2020	—	3.19%	30-day LIBOR + 1.50%
Debt issuance costs and fair value adjustment			(13,915)
Total subordinated debt and other borrowings			$749,080

(1) Migrates to three month LIBOR + 3.128% beginning July 30, 2020 through the end of the term.
(2) Effective January 1, 2020, these subordinated notes were redeemed in full by Pinnacle Financial.
(3) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(4) Migrates to three month LIBOR + 2.775% beginning September 15, 2024 through the end of the term.
(5) Borrowing capacity on the revolving credit facility is $75.0 million. An unused fee of 0.35% is assessed on the average daily unused amount of the loan.

On September 2019, Pinnacle Financial issued $300.0 million aggregate principal amount of 4.13% Fixed-to-Floating Rate Subordinated Notes due 2029 (the 2029 Notes) in a public offering. From, and including, the date of issuance to, but excluding, September 15, 2024, the 2029 Notes will bear interest at an initial fixed rate of 4.13% per annum, payable semi-annually in arrears on March 15 and September 15, commencing on March 15, 2020. Thereafter, from September 15, 2024 through the maturity date, September 15, 2029, or earlier redemption date, the 2029 Notes will bear interest at a floating rate equal to the then-current three month LIBOR, plus 277.5 basis points for each quarterly interest period (subject to certain provisions regarding use of an alternative base rate upon certain LIBOR transition events), payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2024.

The offering and sale of the 2029 Notes yielded net proceeds of approximately $296.5 million after deducting the underwriting discount and offering expenses payable by Pinnacle Financial. Pinnacle Financial used approximately $8.8 million of such proceeds to redeem the previously outstanding Subordinated Note due October 15, 2023, which Pinnacle Financial assumed in the BNC merger and which carried an interest rate of 7.23% at the time of such redemption. Pinnacle Financial also used a portion of the net proceeds of this offering to redeem the outstanding principal and accrued interest of the $20.0 million aggregate principal amount of Avenue subordinated notes and $60.0 million aggregate principal amount of BNC subordinated notes effective January 1, 2020, each of which are listed in the table above as outstanding balances at December 31, 2019.

Note 10.  Income Taxes

Income tax expense attributable to continuing operations for each of the years ended December 31 is as follows (in thousands):

	2019	2018	2017
Current tax expense :
Federal	$77,422	$73,921	$63,496
State	4,538	4,822	860
Total current tax expense	81,960	78,743	64,356
Deferred tax expense:
Federal	12,446	10,162	26,339
State	2,250	1,603	1,826
Deferred tax revaluation expense	—	—	31,486
Total deferred tax expense	14,696	11,765	59,651
Total income tax expense	$96,656	$90,508	$124,007

Pinnacle Financial's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 21% to income before income taxes for 2019 and 2018 and 35% for 2017. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2019 is as follows (in thousands):

	2019	2018	2017
Income tax expense at statutory rate	$104,483	$94,489	$104,295
State excise tax expense, net of federal tax effect	5,363	5,076	1,746
Tax-exempt securities	(11,078)	(7,222)	(5,666)
Federal tax credits	(1,704)	(845)	(434)
Bank owned life insurance	(3,646)	(2,764)	(2,778)
Insurance premiums	(238)	(112)	(283)
Revaluation of deferred tax assets and liabilities due to Tax Cuts and Jobs Act	—	—	31,486
Excess tax benefits associated with equity compensation	(1,011)	(2,966)	(5,366)
Other items	4,487	4,852	1,007
Income tax expense	$96,656	$90,508	$124,007

Pinnacle Financial's effective tax rate for 2019 and 2018 differs from the Federal income tax rates primarily due to a state excise tax expense, investments in bank qualified municipal securities, tax benefits of Pinnacle Bank's real estate investment trust subsidiary, and tax benefits associated with share-based compensation, bank owned life insurance, and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, and for 2019 and 2018, non-deductible executive compensation and FDIC premiums. Pinnacle Financial recognized a charge of $31.5 million in 2017 resulting from the revaluation of its deferred tax assets in accordance with the Tax Cuts and Jobs Act which reduced the corporate Federal tax rate from 35% to 21% effective January 1, 2018.

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Deferred tax assets:
Loan loss allowance	$23,051	$20,449
Loans	20,808	29,453
Insurance	673	1,955
Accrued liability for supplemental retirement agreements	7,308	6,231
Restricted stock and stock options	10,515	9,026
Securities	—	15,974
Cash flow hedge	1,373	459
Equity method investment	425	602
Lease liability	22,782	2,099
Other real estate owned	691	1,158
Net federal operating loss carryforward and credits	5,954	13,754
Annual incentive compensation	12,626	9,996
Other deferred tax assets	1,810	3,343
Total deferred tax assets	108,016	114,499

Deferred tax liabilities:
Depreciation and amortization	12,455	11,769
Core deposit and other intangible assets	13,253	11,475
Securities	6,978	—
REIT dividends	1,650	1,589
FHLB related liabilities	925	925
Right-of-use assets and other leasing transactions	21,169	639
Subordinated debt	2,050	1,134
Partnership interests	3,534	459
Other deferred tax liabilities	1,875	1,758
Total deferred tax liabilities	63,889	29,748
Net deferred tax assets	$44,127	$84,751

At December 31, 2019, the Company had federal and state loss and tax credit carryforwards resulting from acquisitions of approximately $14.7 million that expire at various dates from 2028 to 2034.

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

A reconciliation of the beginning and ending unrecognized tax benefit related to state uncertain tax positions is as follows (in thousands):

	2019	2018	2017
Balance at January 1,	$5,083	$2,838	$1,274
Increases due to tax positions taken during the current year	1,827	2,245	1,564
Increases due to tax positions taken during a prior year	—	—	—
Decreases due to the lapse of the statute of limitations during the current year	—	—	—
Decreases due to settlements with the taxing authorities during the current year	—	—	—
Balance at December 31,	$6,910	$5,083	$2,838

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest and penalties were recorded for the year ended December 31, 2019.

Note 11.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2019, these commitments amounted to $7.9 billion, of which approximately $1.0 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At December 31, 2019, these commitments amounted to $203.6 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Pinnacle Financial's maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At December 31, 2019, Pinnacle Financial had accrued $2.4 million for the inherent risks associated with off balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these routine claims outstanding at December 31, 2019 will not have a material impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 12.  Salary Deferral Plans

Pinnacle Financial has a 401(k) retirement plan (the 401k Plan) covering all employees who elect to participate, subject to certain eligibility requirements. The 401(k) Plan allows employees to defer up to 50% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% of employee self-directed contributions during 2019, 2018, and 2017. Pinnacle Financial's expense associated with the matching component of the plan for each of the years in the three-year period ended December 31, 2019 was approximately $8.1 million, $7.6 million and $5.9 million, respectively, and is included in the accompanying consolidated statements of operations in salaries and employee benefits expense.

Pinnacle Financial has assumed supplemental retirement plans for certain directors and executive officers of banks which we have acquired. At December 31, 2019 and 2018, respectively, Pinnacle Financial had recorded $29.2 million and $28.1 million of liabilities on its balance sheet associated with these supplemental executive retirement plans. A portion of these assumed plans were fully funded with Rabbi Trusts whose balances at December 31, 2019 totaled $15.6 million. At December 31, 2019, the remaining amounts that are not yet funded are included in other liabilities in the accompanying consolidated balance sheets.

Note 13.  Stock Options and Restricted Shares

At Pinnacle Financial's annual shareholders' meeting on April 17, 2018, the shareholders of Pinnacle Financial approved the 2018 Omnibus Incentive Plan (the "2018 Plan"). The 2018 Plan subsumed the then existing Pinnacle Financial Partners, Inc. 2014 Equity Incentive Plan including the approximately 500,000 shares in the aggregate that remained available for issuance thereunder on the date the 2018 Plan was approved by shareholders and increased the maximum number of shares of common stock that may be be issued to associates, directors and contractors of Pinnacle Financial and Pinnacle Bank by an additional 1.2 million shares. The 2018 Plan permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At December 31, 2019, there were approximately 1.2 million shares available for issuance under the 2018 Plan.

The BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan (the "BNC Plan") was assumed by Pinnacle Financial in connection with the BNC Merger. As of December 31, 2019, the BNC Plan had approximately 8,000 shares remaining available for issuance to existing associates that were previously BNC associates in future periods. No new awards may be granted under plans other than the 2018 Plan except for shares remaining available for issuance to the former BNC associates pursuant to the BNC Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further shares remain available for issuance under the CapitalMark Option Plan. At December 31, 2019, all of the remaining options outstanding were granted under the CapitalMark Option Plan.

Common Stock Options

As of December 31, 2019, of the 119,274 stock options outstanding, approximately 47,560 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while approximately 71,714 options would be deemed non-qualified stock options and thus not subject to favorable tax treatment to the option holder. Favorable treatment generally refers to the recipient of the award not having to report ordinary income at the date of exercise assuming certain conditions are met. All stock options granted under the CapitalMark Plan were fully vested at the date of the CapitalMark merger.

A summary of stock option activity within the equity incentive plans during each of the years in the three-year period ended December 31, 2019 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000's)
Outstanding at December 31, 2016	552,372	$20.75
Granted	—	—
Stock options exercised (2)	(275,904)	20.09
Forfeited	—	—
Outstanding at December 31, 2017	276,468	$21.40
Granted	—	—
Stock options exercised	(97,877)	18.91
Forfeited	—	—
Outstanding at December 31, 2018	178,591	$22.77
Granted	—	—
Stock options exercised	(59,317)	21.40
Forfeited	—	—
Outstanding at December 31, 2019	119,274	$23.45	2.85	$4,837
Options exercisable at December 31, 2019	119,274	$23.45	2.85	$4,837

(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial Common Stock of $64.00 per common share at December 31, 2019 for the 119,274 options that were in-the-money at December 31, 2019.
(2)Includes 750 stock options which were exercised in a stock swap transaction which settled in 277 shares of Pinnacle Financial common stock.

During 2019, 2018 and 2017, the aggregate intrinsic value of stock options exercised under Pinnacle Financial's equity incentive plans was $2.3 million, $2.7 million and $12.7 million, respectively, determined as of the date of option exercise.

There have been no options granted by Pinnacle Financial since 2008. All stock option awards granted by Pinnacle Financial were fully vested during 2013. Stock options granted under the CapitalMark Plan were fully vested at the time of acquisition. As such, there was no impact on the results of operations for stock-based compensation related to stock options for any year in the three-year period ended December 31, 2019, except for tax benefits recorded as a component of income tax expense upon exercise.

Restricted Shares

A summary of activity for unvested restricted share awards for the years ended December 31, 2019, 2018, and 2017 follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2016	820,539	$36.47
Shares awarded	261,942	67.14
Conversion of previously awarded restricted share units to restricted share awards	43,680	69.40
Shares assumed in connection with acquisition of BNC	136,890	67.25
Restrictions lapsed and shares released to associates/directors	(292,896)	37.59
Shares forfeited	(34,020)	54.71
Unvested at December 31, 2017	936,135	$50.08
Shares awarded	180,450	62.40
Conversion of previously awarded restricted share units to restricted share awards	6,200	67.85
Restrictions lapsed and shares released to associates/directors	(400,820)	46.33
Shares forfeited	(29,159)	59.51
Unvested at December 31, 2018	692,806	$55.19
Shares awarded	245,845	55.25
Restrictions lapsed and shares released to associates/directors	(348,145)	40.47
Shares forfeited	(35,210)	58.22
Unvested at December 31, 2019	555,296	$57.04

Pinnacle Financial grants restricted share awards to associates (including members of executive management) and outside directors with a combination of time and, in the case of the annual leadership team award, performance vesting criteria. The following tables outline restricted stock grants that were made by grant year, grouped by similar vesting criteria, during the three-year period ended December 31, 2019. The table below reflects the life-to-date activity for these awards:

Grant Year	Group (1)	Vesting Period in years			Shares awarded	Restrictions Lapsed and shares released to participants	Shares Withheld for taxes by participants	Shares Forfeited by participants (6)	Shares Unvested
Time Based Awards
2017	Associates (2)	3	—	5	248,265	76,923	31,355	37,904	102,083
2017	Associates (2) (3)	3	—	5	136,890	128,176	3,840	1,659	3,215
2018	Associates (2)	3	—	5	147,601	20,527	7,460	9,375	110,239
2018	Associates (2) (3)	3	—	5	16,777	3,484	1,948	942	10,403
2019	Associates (2)	3	—	5	229,296	168	106	13,787	215,235
Performance Based Awards
2017	Leadership team (4)	3			43,680	15,054	28,626	—	—
2018	Leadership team (4)	3			6,200	4,340	1,860	—	—
Outside Director Awards (5)
2017	Outside directors	1			13,677	12,139	1,538	—	—
2018	Outside directors	1			16,072	12,783	3,289	—	—
2019	Outside directors	1			16,549	—	—	—	16,549

(1)Groups include employees (referred to as associates above), the leadership team which includes our named executive officers and other key senior leadership members, and outside directors. When the restricted shares are awarded, a participant receives voting rights and forfeitable dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed.  Once the restrictions lapse, the participant is taxed on the value of the award and may elect to sell some shares (or have Pinnacle Financial withhold some shares) to pay the applicable income taxes associated with the vested portion of the award. For time-based vesting restricted share awards, dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination. For performance-based vesting awards and time-based vesting awards to Pinnacle Financial's executive officers, dividends are placed into escrow until the forfeiture restrictions on such shares lapse.
(2)The forfeiture restrictions on these restricted share awards lapse in equal annual installments on the anniversary date of the grant.
(3)Restricted share awards issued to associates that were former associates of BNC and to Pinnacle Financial's Chairman of the Carolinas and Virginia pursuant to legacy BNC incentive plans assumed by Pinnacle Financial.
(4)Reflects conversion of restricted share units issued in prior years to restricted share awards. The forfeiture restrictions on these restricted share awards lapse should Pinnacle Financial achieve certain soundness targets at the end of the fifth year following the grant date. See further details of these awards under the caption "Restricted Share Units" below.
(5)Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan.  Restrictions on those awards granted in 2019 lapse on February 29, 2020 based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend.
(6)These shares represent forfeitures resulting from recipients whose employment or board membership is terminated during each of the years in the three-year period ended December 31, 2019 or for which the performance criteria applicable to the award are not achieved. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

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

Restricted Share Units

The following table details the restricted share unit awards (all of which are performance units) outstanding at December 31, 2019:

	Units Awarded				Applicable Performance Periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Period in which units to be settled into shares of common stock (2)
Grant year	Named Executive Officers (NEOs) (1)			Leadership Team other than NEOs
2019	166,211	—	249,343	52,244	2019	2	3	2024
					2020	2	2	2024
					2021	2	1	2024
2018	96,878	—	145,339	25,990	2018	2	3	2023
					2019	2	2	2023
					2020	2	1	2023
2017	72,537	—	109,339	24,916	2017	2	3	2022
					2018	2	2	2022
					2019	2	1	2022
2016	73,474	—	110,223	26,683	2016	2	3	2021
					2017	2	2	2021
					2018	2	1	2021
2015	58,200	—	101,850	28,378	2015	2	3	2020
					2016	2	2	2020
					2017	2	1	2020

(1)The named executive officers are awarded a range of awards that may be earned based on attainment of goals at a target level of performance to the maximum level of performance.
(2)Restricted share unit awards granted in 2019, 2018, 2017, 2016 and 2015, if earned, will be settled in shares of Pinnacle Financial Common Stock in the periods noted in the table, if Pinnacle Bank's ratio of non-performing assets to its loans plus ORE is less than amounts established in the applicable award agreement.

A summary of stock compensation expense, net of the impact of income taxes, related to restricted share awards and restricted share units for the three-year period ended December 31, 2019, follows (in thousands):

	2019	2018	2017

Restricted stock expense	$21,226	$17,636	$19,538
Income tax benefit	5,548	4,610	7,665
Restricted stock expense, net of income tax benefit	$15,678	$13,026	$11,873

As of the December 31, 2019, the total compensation cost related to unvested restricted share awards and restricted share units not yet recognized was $37.4 million. This expense is expected to be recognized over a weighted-average period of 1.60 years.

Note 14.  Derivative Instruments

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

A summary of Pinnacle Financial's interest rate swaps to facilitate customer transactions as of December 31, 2019 and 2018 is included in the following table (in thousands):

	December 31, 2019		December 31, 2018
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Assets	$1,296,389	$43,507	$1,059,724	$22,273
Liabilities	1,296,389	(43,715)	1,059,724	(22,401)
Total	$2,592,778	$(208)	$2,119,448	$(128)

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Year ended December 31,
		2019	2018	2017
Interest rate swap agreements	Other noninterest income	$(80)	$(33)	$39

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. During 2019, Pinnacle Financial paid $92.9 million to purchase interest rate floors with notional amounts totaling $2.8 billion to mitigate the impact of declining interest rates on LIBOR-based variable rate loans. A summary of Pinnacle Financial's cash flow hedge relationships as of December 31, 2019 and 2018 are as follows (in thousands):

					December 31, 2019		December 31, 2018
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor - loans	Other assets	3.50	N/A	2.25%-2.75% minus 1 month LIBOR	$2,800,000	$87,422	$—	$—
Liability derivatives
Interest rate swaps - borrowings	Other liabilities	2.34	3.09%	3 month LIBOR	$99,000	$(3,312)	$99,000	$(1,757)

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the years ended December 31, 2019, 2018 and 2017 were as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	Years ended December 31,
	2019	2018	2017
Asset derivatives
Interest rate floor - loans	$(1,432)	$—	$—
Liability derivatives
Interest rate swaps - borrowings	$(1,149)	$2,660	$2,487
	$(2,581)	$2,660	$2,487

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive (loss) income would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Pinnacle Financial expects the hedges to continue to be highly effective and qualify for hedge accounting during the remaining terms of the swaps. Losses on cash flow hedges totaling $1.6 million, net of tax, were reclassified from other comprehensive income (loss) into net income during the year ended December 31, 2019. Gains on cash flow hedges totaling $657,000 and $347,000, net of tax, were reclassified from accumulated other comprehensive income (loss) into net income during the years ended Decemeber 31, 2018 and 2017, respectively. Approximately $826,000 in unrealized gains, net of tax, are expected to be reclassified from accumulated other comprehensive income (loss) into net income over the next twelve months related to previously terminated cash flow hedges. On October 24, 2018, cash flow swaps with a notional amount of $101.0 million were terminated resulting in a cash settlement equal to previously unrealized gains of $1.0 million. These gains are included in accumulated other comprehensive income and are being amortized into net income over the remaining contractual terms of the swaps.

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

A summary of Pinnacle Financial's fair value hedge relationships as of December 31, 2019 and 2018 are as follows (in thousands):

					December 31, 2019		December 31, 2018
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivatives
Interest rate swap agreements - securities	Other liabilities	7.04	3.08%	3 month LIBOR	$477,905	$(40,778)	$477,905	$(14,796)
Interest rate swap agreements - loans	Other liabilities	—	—%	3 month LIBOR	—	—	900,000	(7,037)
		7.04	3.08%		$477,905	$(40,778)	$1,377,905	$(21,833)

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the years end December 31, 2019, 2018 and 2017 were as follows:

	Location of Gain on Derivative	Amount of Gain Recognized in Income
		Year ended December 31,
Liability derivatives		2019	2018	2017
Interest rate swap agreements - securities	Interest income on securities	$(25,982)	$(14,796)	$—
Interest rate swap agreements - loans	Interest income on loans	$(6,915)	$(7,037)	$—

	Location of Loss on Hedged Item	Amount of Loss Recognized in Income
		Years ended December 31,
Liability derivatives		2019	2018	2017
Interest rate swap agreements - securities	Interest income on securities	$25,982	$14,796	$—
Interest rate swap agreements - loans	Interest income on loans	$6,915	$7,037	$—
The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at December 31, 2019 and 2018:

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Line item on the balance sheet
Securities available-for-sale	$551,789	$529,859	$40,778	$14,796
Loans (1)	$—	$907,037	$—	$7,037

(1)The carrying amount as shown represents the designated last-of-layer. At December 31, 2018, the total amortized cost basis of the closed portfolio of loans designated in these hedging relationships was $2.7 billion.

During the year ended December 31, 2019, a fair value hedging relationship on loans was unwound resulting in a swap termination payment to the counterparty of approximately $14.0 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans. During the year ended December 31, 2019, amortization expense totaling $2.7 million was recognized as a reduction to interest income on loans.

Note 15.  Employment Contracts

Pinnacle Financial has entered into, and subsequently amended employment agreements with five of its senior executives: the President and Chief Executive Officer, the Chairman of the Board, the Chairman of the Carolinas and Virginia, the Chief Administrative Officer and the Chief Financial Officer. Other than the agreement with the Chairman of the Carolinas and Virginia, these agreements, as amended, automatically renew each year on January 1 for an additional year unless any of the parties to the agreements gives notice of intent not to renew the agreement prior to November 30th of the preceding year, in which case the agreement terminates 30 days later. The agreement with the Chairman of the Carolinas and Virginia has a three-year term that expires on June 16, 2020 and is thereafter renewable in the same manner as the other senior executives' agreements. The agreements specify that in certain defined "Terminating Events," Pinnacle Financial will be obligated to pay each of the five senior executives certain amounts, which vary according to the Terminating Event, which is based on their annual salaries and bonuses. These Terminating Events include termination for disability, cause, without cause and other events. The agreement with the Chairman of the Carolinas and Virginia also provides for the payment of certain deferred benefits under his prior employment agreement with BNC upon termination of his employment with Pinnacle Financial.

In connection with the Avenue Merger, Pinnacle Financial entered into an employment agreement with its Vice Chairman. This agreement was on similar terms as the employment agreements with the five senior executives described above, except that it provided for a fixed three-year term and did not automatically renew. This agreement expired on June 30, 2019 at which time the Vice Chairman retired. The Vice Chairman remains on the Board of Directors.

Note 16.  Related Party Transactions

Also see Note 5 - "Loans and Allowance for Loan Losses", concerning loans and other extensions of credit to certain directors, officers, and their related entities and individuals and Note 12 – "Salary Deferral Plans" regarding supplemental retirement agreement obligations to certain directors who were formerly directors or employees of acquired banks.

Note 17.  Fair Value of Financial Instruments

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

Valuation Hierarchy

FASB ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Other assets – Included in other assets are certain assets carried at fair value, including interest rate swap agreements to facillitate customer transactions, interest rate floors designated as cash flow hedges and interest rate locks associated with the mortgage loan pipeline.  The carrying amount of interest rate swap agreements is based on Pinnacle Financial's pricing models that utilize observable market inputs. The fair value of the cash flow hedge agreements is determined by calculating the difference between the discounted fixed rate cash flows and the discounted variable rate cash flows.  The fair value of the mortgage loan pipeline rate locks is based upon the projected sales price of the underlying loans, taking into account market interest rates and other market factors at the measurement date, net of the projected fallout rate.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

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

Other real estate owned – Other real estate owned (OREO) represents real estate foreclosed upon by Pinnacle Bank through loan defaults by customers or acquired by deed in lieu of foreclosure as well as properties acquired in connection with the acquisition of BNC that had previously been held for future expansion and were transferred to OREO in 2019. Substantially all of these amounts relate to lots, homes and development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral. Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable. OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value as appraisal values are property-specific and sensitive to the changes in the overall economic environment.

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

The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2019 and 2018, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2019
Investment securities available-for-sale:
U.S. treasury securities	$72,867	$—	$72,867	$—
U.S. government agency securities	79,692	—	79,692	—
Mortgage-backed securities	1,463,907	—	1,463,907	—
State and municipal securities	1,714,453	—	1,698,550	15,903
Asset-backed securities	152,972	—	152,972	—
Corporate notes and other	56,104	—	56,104	—
Total investment securities available-for-sale	3,539,995	—	3,524,092	15,903
Other investments	63,291	—	25,135	38,156
Other assets	134,040	—	134,040	—
Total assets at fair value	$3,737,326	$—	$3,683,267	$54,059

Other liabilities	$87,613	$—	$87,613	$—
Total liabilities at fair value	$87,613	$—	$87,613	$—

December 31, 2018
Investment securities available-for-sale:
U.S. treasury securities	$30,300	$—	$30,300	$—
U.S. government agency securities	70,159	—	70,159	—
Mortgage-backed securities	1,310,945	—	1,310,945	—
State and municipal securities	1,229,654	—	1,215,059	14,595
Asset-backed securities	375,582	—	375,582	—
Corporate notes and other	67,046	—	67,046	—
Total investment securities available-for-sale	3,083,686	—	3,069,091	14,595
Other investments	50,791	—	24,369	26,422
Other assets	24,524	—	24,524	—
Total assets at fair value	$3,159,001	$—	$3,117,984	$41,017

Other liabilities	$46,550	$—	$46,550	$—
Total liabilities at fair value	$46,550	$—	$46,550	$—

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2019 and 2018 (in thousands):

December 31, 2019	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)	Total losses for the period ended
Other real estate owned	$29,487	$—	$—	$29,487	$(2,927)
Impaired loans, net (1)	32,477	—	—	32,477	(656)
Total	$61,964	$—	$—	$61,964	$(3,583)

December 31, 2018
Other real estate owned	$15,165	$—	$—	$15,165	$(84)
Impaired loans, net (1)	40,830	—	—	40,830	(1,214)
Total	$55,995	$—	$—	$55,995	$(1,298)

(1)Amount is net of a valuation allowance of $3.3 million and $4.0 million at December 31, 2019 and 2018, respectively, as required by ASC 310-10, "Receivables."

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the year ended December 31, 2019, there were zero transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the years ended December 31, 2019 and December 31, 2018, (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the year ended December 31,
	2019			2018
	Available-for-sale Securities	Other investments	Other liabilities	Available-for-sale Securities	Other investments	Other liabilities
Fair value, Jan. 1	$14,595	$26,422	$—	$17,029	$28,874	$—
Total net realized gains (losses) included in income	116	2,785	—	(34)	2,932	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at Dec. 31	2,710	—	—	(1,232)	—	—
Purchases	—	11,297	—	—	9,013	—
Issuances	—	—	—	—	—	—
Settlements	(1,518)	(2,348)	—	(1,168)	(2,231)	—
Transfers out of Level 3	—	—	—	—	(12,166)	—
Fair value, Dec. 31	$15,903	$38,156	$—	$14,595	$26,422	$—
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at Dec. 31	$116	$2,785	$—	$(34)	$2,932	$—

The following methods and assumptions were used by Pinnacle Financial in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2019 and 2018, respectively. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at December 31, 2019 and 2018.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

December 31, 2019	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$188,996	$201,217	$—	$201,217	$—
Loans, net	19,693,099	19,717,845	—	—	19,717,845
Consumer loans held-for-sale	81,820	82,986	—	82,986	—
Commercial loans held-for-sale	17,585	17,836	—	17,836	—

Financial liabilities:
Deposits and securities sold under agreements to repurchase	20,307,382	19,647,392	—	—	19,647,392
Federal Home Loan Bank advances	2,062,534	2,078,514	—	—	2,078,514
Subordinated debt and other borrowings	749,080	712,220	—	—	712,220

Off-balance sheet instruments:
Commitments to extend credit (2)	7,938,341	2,364	—	—	2,364
Standby letters of credit (3)	203,579	1,422	—	—	1,422

December 31, 2018
Financial assets:
Securities held-to-maturity	$194,282	$193,131	$—	$193,131	$—
Loans, net	17,623,974	17,288,795	—	—	17,288,795
Consumer loans held-for-sale	34,196	34,929	—	34,929	—
Commercial loans held-for-sale	15,954	16,296	—	16,296	—

Financial liabilities:
Deposits and securities sold under agreements to repurchase	18,953,848	18,337,848	—	—	18,337,848
Federal Home Loan Bank advances	1,443,589	1,432,003	—	—	1,432,003
Subordinated debt and other borrowings	485,130	464,616	—	—	464,616

Off-balance sheet instruments:
Commitments to extend credit (2)	6,921,689	1,733	—	—	1,733
Standby letters of credit (3)	177,475	1,131	—	—	1,131

(1)Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.
(2)At the end of each period, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments. In making this evaluation, Pinnacle Financial evaluates the credit worthiness of the borrower, the collateral supporting the commitments and any other factors similar to those used to evaluate the inherent risks of our loan portfolio. Additionally, Pinnacle Financial evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at December 31, 2019 and 2018, respectively, Pinnacle

Financial included in other liabilities $2.4 million and $1.7 million representing the inherent risks associated with these off-balance sheet commitments.
(3)At December 31, 2019 and 2018, the fair value of Pinnacle Financial's standby letters of credit totaled $1.4 million and $1.1 million, respectively. This amount represents the unamortized fee associated with these standby letters of credit, which were priced at market when issued, and is included in the consolidated balance sheet of Pinnacle Financial and is believed to approximate fair value.  This fair value will decrease over time as the existing standby letters of credit approach their expiration dates.

Note 18.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary and disclosures surrounding those VIE's which have not been consolidated. The consolidation methodology provided in this footnote as of December 31, 2019 and 2018 has been prepared in accordance with ASC 810.

Non-consolidated Variable Interest Entities

At December 31, 2019, Pinnacle Financial did not have any consolidated VIEs to disclose but did have the following non-consolidated VIEs: low income housing partnerships, trust preferred issuances, troubled debt restructuring commercial loans, and managed discretionary trusts.

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

The Company has invested in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to assist the Bank in achieving its strategic plan associated with the Community Reinvestment Act and to achieve a satisfactory return on capital. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

The Company is a limited partner in each LIHTC limited partnership. Each limited partnership is managed by an unrelated third party general partner who exercises full control over the affairs of the limited partnership. The general partner has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership. Except for limited rights granted to the limited partner(s), the limited partner(s) may not participate in the operation, management, or control of the limited partnership’s business, transact any business in the limited partnership’s name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement or is negligent in performing its duties.

The partnerships related to affordable housing projects are considered VIEs because Pinnacle Financial, as the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the success of the entity through voting rights or similar rights. While Pinnacle Financial could absorb losses that are significant to these partnerships as it has a risk of loss for its initial capital contributions and funding commitments to each partnership, it is not considered the primary beneficiary of the partnerships as the general partners whose managerial functions give them the power to direct the activities that most significantly impact the partnerships' economic performance and who are exposed to all losses beyond Pinnacle Financial's initial capital contributions and funding commitments are considered the primary beneficiaries.

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

The following table summarizes VIE's that are not consolidated by Pinnacle Financial as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019		December 31, 2018
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Classification
Low Income Housing Partnerships	$100,885	$—	$72,628	$—	Other Assets
Trust Preferred Issuances	N/A	132,995	N/A	132,995	Subordinated Debt
Commercial Troubled Debt Restructurings	828	—	1,352	—	Loans
Managed Discretionary Trusts	N/A	N/A	N/A	N/A	N/A

Note 19.  Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years. Under Tennessee corporate law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity, and other needs. In addition to state law limitations on Pinnacle Financial's ability to pay dividends, the Federal Reserve imposes limitations on Pinnacle Financial's ability to pay dividends. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if Pinnacle Financial's regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer. During the year ended December 31, 2019, Pinnacle Bank paid $114.0 million in dividends to Pinnacle Financial. As of December 31, 2019, Pinnacle Bank could pay approximately $721.2 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Pinnacle Financial initiated payment of a quarterly dividend of $0.08 per share of common stock in the fourth quarter of 2013 and has since increased the dividend to $0.12 beginning in the first quarter of 2015, to $0.14 beginning in the first quarter of 2016, and to $0.16 beginning in the fourth quarter of 2018. During the first quarter of 2020, Pinnacle Financial’s board of directors declared a dividend of $0.16 per share. The amount and timing of all future dividend payments, if any, is subject to the discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

Management believes, as of December 31, 2019, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain certain total, Tier 1, common equity Tier 1 and Tier 1 leverage capital ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital to risk weighted assets:
Pinnacle Financial	$3,159,375	13.2%	$1,912,885	8.0%	$2,391,106	10.0%
Pinnacle Bank	$2,906,853	12.2%	$1,906,839	8.0%	$2,383,549	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,319,234	9.7%	$1,434,664	6.0%	$1,912,885	8.0%
Pinnacle Bank	$2,679,713	11.2%	$1,430,129	6.0%	$1,906,839	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$2,319,112	9.7%	$1,075,998	4.5%	N/A	N/A
Pinnacle Bank	$2,679,590	11.2%	$1,072,597	4.5%	$1,549,307	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,319,234	9.1%	$1,021,836	4.0%	N/A	N/A
Pinnacle Bank	$2,679,713	10.5%	$1,019,210	4.0%	$1,274,012	5.0%

December 31, 2018
Total capital to risk weighted assets:
Pinnacle Financial	$2,580,143	12.2%	$1,691,017	8.0%	$2,113,772	10.0%
Pinnacle Bank	$2,432,419	11.5%	$1,686,046	8.0%	$2,107,558	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,024,193	9.6%	$1,268,263	6.0%	$1,691,017	8.0%
Pinnacle Bank	$2,218,003	10.5%	$1,264,535	6.0%	$1,686,046	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$2,024,070	9.6%	$951,197	4.5%	N/A	N/A
Pinnacle Bank	$2,217,880	10.5%	$948,401	4.5%	$1,369,912	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,024,193	8.9%	$909,102	4.0%	N/A	N/A
Pinnacle Bank	$2,218,003	9.8%	$906,185	4.0%	$1,132,731	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

Note 20.  Parent Company Only Financial Information

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2019 and 2018 and for each of the years in the three-year period ended December 31, 2019 (in thousands):

CONDENSED BALANCE SHEETS

	2019	2018
Assets:
Cash and cash equivalents	$182,091	$94,043
Investments in bank subsidiaries	4,653,310	4,096,349
Investments in consolidated subsidiaries	7,816	6,511
Investment in unconsolidated subsidiaries:
Statutory Trusts	3,995	3,995
Other investments	97,459	79,646
Current income tax receivable	11,696	19,032
Other assets	29,566	26,668
	$4,985,933	$4,326,244
Liabilities and stockholders' equity:
Income taxes payable to subsidiaries	2,467	—
Subordinated debt and other borrowings	620,256	357,153
Other liabilities	7,462	3,151
Stockholders' equity	4,355,748	3,965,940
	$4,985,933	$4,326,244

CONDENSED STATEMENTS OF OPERATIONS

	2019	2018	2017
Revenues:
Income from bank subsidiaries	$113,982	$83,090	$63,100
Income from nonbank subsidiaries	178	170	101
Income from equity method investment	24,298	13,731	10,126
Other income	3,485	1,310	576
Expenses:
Interest expense	18,425	17,703	13,583
Personnel expense, including stock compensation	21,226	17,636	16,629
Other expense	1,496	1,312	4,349
Income before income taxes and equity in undistributed income of subsidiaries	100,796	61,650	39,342
Income tax benefit	(4,457)	(8,570)	(12,748)
Income before equity in undistributed income of subsidiaries	105,253	70,220	52,090
Equity in undistributed income of bank subsidiaries	294,354	288,728	121,341
Equity in undistributed income of nonbank subsidiaries	1,274	492	548
Net income	$400,881	$359,440	$173,979

CONDENSED STATEMENTS OF CASH FLOWS

	2019	2018	2017
Operating activities:
Net income	$400,881	$359,440	$173,979
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and accretion	(3,094)	105	48
Stock-based compensation expense	21,226	17,636	19,538
Increase (decrease) in income tax payable, net	2,467	(24)	24
Deferred tax expense (benefit)	(2,857)	(549)	5,919
Income from equity method investments, net	(24,298)	(13,731)	(10,126)
Dividends received from equity method investment	8,953	5,872	5,655
Excess tax benefit from stock compensation	(1,011)	(2,966)	(5,365)
Loss (gain) on other investments	(1,057)	(209)	(350)
Decrease (increase) in other assets	7,295	4,390	(3,990)
Increase (decrease) in other liabilities	5,322	2,758	(9,194)
Equity in undistributed income of bank subsidiary	(294,354)	(288,728)	(121,341)
Equity in undistributed income of nonbank subsidiary	(1,274)	(492)	(548)
Net cash provided by operating activities	118,199	83,502	54,249
Investing activities:
Investment in consolidated banking subsidiaries	(180,000)	—	(182,288)
Increase in other investments	(1,411)	(2,321)	(815)
Net cash used in investing activities	(181,411)	(2,321)	(183,103)
Financing activities:
Proceeds from subordinated debt and other borrowings, net of issuance costs	316,078	19,850	—
Repayment of other borrowings	(49,880)	(620)	(60)
Proceeds from common stock issuance	—	—	192,194
Exercise of common stock options and stock appreciation rights, net of repurchase of restricted shares	(3,694)	(5,071)	494
Repurchase of common stock	(61,416)	(20,694)	—
Common dividends paid	(49,828)	(45,454)	(35,907)
Net cash provided by (used in) financing activities	151,260	(51,989)	156,721
Net increase in cash	88,048	29,192	27,867
Cash and cash equivalents, beginning of year	94,043	64,851	36,984
Cash and cash equivalents, end of year	$182,091	$94,043	$64,851

Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial under Tennessee banking laws. Pinnacle Bank paid dividends of $114.0 million, $83.1 million and $63.1 million, respectively to Pinnacle Financial in each of the years ended December 31, 2019, 2018 and 2017.

Note 21.  Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2019 follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Interest income	$257,883	$265,851	$275,749	$268,453
Net interest income	187,246	188,918	195,806	194,172
Provision for loan losses	7,184	7,195	8,260	4,644
Net income before taxes	117,074	124,719	137,224	118,520
Net income	93,960	100,321	110,521	96,079
Basic net income per share	$1.22	$1.31	$1.45	$1.26
Diluted net income per share	$1.22	$1.31	$1.44	$1.26

2018
Interest income	$211,528	$230,984	$248,110	$256,095
Net interest income	174,471	182,236	189,420	190,215
Provision for loan losses	6,931	9,402	8,725	9,319
Net income before taxes	103,143	109,865	118,183	118,757
Net income	83,510	86,865	93,747	95,318
Basic net income per share	$1.08	$1.13	$1.22	$1.24
Diluted net income per share	$1.08	$1.12	$1.21	$1.23

2017
Interest income	$102,143	$123,743	$202,167	$208,085
Net interest income	88,767	106,627	173,182	174,731
Provision for loan losses	3,651	6,812	6,920	6,281
Net income before taxes	53,444	63,074	99,503	81,965
Net income	39,653	43,086	64,442	26,798
Basic net income per share	$0.83	$0.81	$0.84	$0.35
Diluted net income per share	$0.82	$0.80	$0.83	$0.35

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

Management Report on Internal Control Over Financial Reporting

The report of Pinnacle Financial's management on Pinnacle Financial's internal control over financial reporting begins on page 78 of this Annual Report on Form 10-K.  The report of Pinnacle Financial's independent registered public accounting firm on Pinnacle Financial's internal control over financial reporting is set forth on page 80 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2020 under the headings "Corporate Governance-Code of Conduct," "Proposal #1 Election of Directors-Audit Committee," "Proposal #1 Election of Directors," "Information About Our Executive Officers," and "Delinquent Section 16(a) Reports" and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2020 under the headings "Proposal #1 Election of the Directors-Director Compensation" and "Executive Compensation" and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this Item regarding security ownership of certain beneficial owners and management will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2020 under the heading, "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

The following table summarizes information concerning Pinnacle Financial's equity compensation plans at December 31, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)(2)(3)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders:
2014 Equity Incentive Plan	401,389	—	—
2018 Omnibus Equity Incentive Plan	472,516	—	1,228,939
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	873,905	$—	1,228,939

(1)Includes 472,516 and 401,389 performance-based restricted stock units under the 2018 Plan and the 2014 Plan, respectively. Performance-based restricted stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and are to be settled for shares of common stock. Accordingly, they have been disregarded for purposes of computing the weighted-average exercise price.
(2)All of CapitalMark's outstanding stock options vested upon consummation of the CapitalMark merger and were converted into options to purchase shares of Pinnacle Financial's Common Stock. 119,274 shares of Pinnacle Financial's common stock remain subject to outstanding options issued to the CapitalMark option holders and the weighted average exercise price of those options is $23.45.
(3)In connection with the BNC Merger, the Company assumed and subsequently amended and restated the BNC Bancorp 2013 Stock Incentive Plan. No options, warrants, rights or restricted stock units are outstanding under this plan, and 8,038 shares remained available for issuance thereunder as of December 31, 2019.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2020 under the headings, "Certain Relationships and Related Transactions," and "Corporate Governance-Director Independence" and are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2020 under the heading, "Independent Registered Public Accounting Firm" and are incorporated herein by reference.

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

4.1.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on July 12, 2000.
4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock.
4.2	Description of the Company's Securities.*
4.3	Form of 4.875% Fixed-to-Floating Rate Subordinated Note due July 30, 2025, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2015.
4.4	Form of 5.25% Fixed-to-Floating Rate Subordinated Note due November 16, 2026, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 18, 2016.
4.5	Subordinated Indenture, dated as of September 11, 2019, between Pinnacle Financial Partners, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on September 11, 2019.
4.6	First Supplemental Indenture, dated as of September 11, 2019 between Pinnacle Financial Partners, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on September 11, 2019.
4.7	Form of 4.125% Fixed-to-Floating Rate Subordinated Note due 2029 (included as Exhibit A in Exhibit 4.6 hereto).
4.8	Pinnacle Financial is a party to certain agreements entered into in connection with the offering or assumption of its subordinated debentures and certain of its subordinated indebtedness, in each case as more fully described in this Annual Report on Form 10-K. In accordance with Item 601(b)(4)(iii) of Regulation S-K and because no issuance of any such indebtedness is in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with such indebtedness herewith. Pinnacle Financial has, however, agreed to furnish copies of the various documents and agreements associated with such indebtedness to the Securities and Exchange Commission upon request.
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

10.12#
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

10.17#	Form of Named Executive Officers 2015 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2015.
10.18#
CapitalMark Bank & Trust Amended and Restated Stock Option Plan, effective as of July 31, 2015, incorporated herein by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 filed August 10, 2015.

10.19
Loan Agreement by and between Pinnacle Financial Partners, Inc., as Borrower, and U.S. Bank National Association, as Lender, dated as of March 29, 2016, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2016.

10.20#	Form of Pinnacle Financial Partners, Inc. 2016 Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2016.
10.21#
Supplemental Executive Retirement Plan Agreement between Avenue Bank and Ronald Samuels, dated October 26, 2007, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2016.

10.22
First Amendment to Loan Agreement by and between Pinnacle Financial Partners, Inc., as Borrower, and U.S. Bank National Association, as Lender, dated as of March 27, 2017, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 5, 2017.

10.23
Second Amendment to Loan Agreement by and between Pinnacle Financial Partners, Inc., as Borrower, and U.S. Bank National Association, as lender, dated as of April 26, 2017, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 5, 2017.

10.24#
Employment Agreement, effective as of June 16, 2017, by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Richard D. Callicutt II, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2017.

10.25#
Salary Continuation Agreement dated as of December 12, 2016, between Richard D. Callicutt II and Bank of North Carolina, incorporated herein by reference to Exhibit 10.1 to BNC Bancorp’s Current Report on Form 8-K filed on December 16, 2016.

10.26#	BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 16, 2017.
10.27#
Form of Pinnacle Financial Partners, Inc. Named Executive Officer Performance Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 26, 2018.

10.28#	Pinnacle Financial Partners, Inc. 2018 Omnibus Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 18, 2018.
10.29
Third Amendment to Loan Agreement dated as of March 27, 2018 by and between U.S. Bank National Association and Pinnacle Financial Partners, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 1, 2018.

10.30
Fourth Amendment to Loan Agreement dated as of April 26, 2018 by and between U.S. Bank National Association and Pinnacle Financial Partners, Inc., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 1, 2018.

10.31#
Form of Directors Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.32#
Form of Named Executive Officers Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.33#
Form of Associate Time-Vested Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.34#	Form of Named Executive Officers 2019 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2019.
10.35#	Pinnacle Financial Partners, Inc. 2019 Annual Cash Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 18, 2019.
10.36
Fifth Amendment to Loan Agreement dated as of April 24, 2019 by and between U.S. Bank National Association and Pinnacle Financial Partners, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2019.

10.37
Sixth Amendment to Loan Agreement dated as of July 1, 2019 by and between U.S. Bank National Association and Pinnacle Financial Partners, Inc., incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 2, 2019.

10.38#	Form of Named Executive Officers 2020 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 24, 2020.
10.39#	Pinnacle Financial Partners, Inc. 2020 Annual Cash Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on January 24, 2020.
10.40
Amended and Restated Limited Liability Company Agreement of Bankers Healthcare Group, LLC, dated March 1, 2016, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 4, 2016.

21.1*	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1*	Consent of Crowe LLP
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101)
† As directed by Item 601(a)(5) of Regulation S-K, certain schedules and exhibits to this exhibit are omitted from this filing. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
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

PINNACLE FINANCIAL PARTNERS, INC

	By:	/s/ M. Terry Turner
M. Terry Turner
Date: February 25, 2020		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 25, 2020
Robert A. McCabe, Jr.

/s/ M. Terry Turner	Director, President and Chief Executive Officer	February 25, 2020
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 25, 2020
Harold R. Carpenter	(Principal Financial Officer)

/s/ Dana M. Sanders	Principal Accounting Officer	February 25, 2020
Dana M. Sanders

/s/ Richard D. Callicutt	Director, Chairman of the Carolinas and Virginia	February 25, 2020
Richard D. Callicutt

/s/ Abney S. Boxley	Director	February 25, 2020
Abney S. Boxley

/s/ Charles E. Brock	Director	February 25, 2020
Charles E. Brock

/s/ Renda J. Burkhart	Director	February 25, 2020
Renda J. Burkhart

/s/ Gregory L. Burns	Director	February 25, 2020
Gregory L. Burns

/s/ Marty G. Dickens	Director	February 25, 2020
Marty G. Dickens

/s/ Thomas C. Farnsworth, III	Director	February 25, 2020
Thomas C. Farnsworth, III

/s/ Joseph Galante	Director	February 25, 2020
Joseph Galante

/s/ Glenda Baskin Glover	Director	February 25, 2020
Glenda Baskin Glover

/s/ David B. Ingram	Director	February 25, 2020
David B. Ingram

/s/ Ronald L. Samuels	Director	February 25, 2020
Ronald L. Samuels

/s/ Gary Scott	Director	February 25, 2020
Gary Scott

/s/ Thomas R. Sloan	Director	February 25, 2020
Thomas R. Sloan

/s/ Reese L. Smith, III	Director	February 25, 2020
Reese L. Smith, III

/s/ G. Kennedy Thompson	Director	February 25, 2020
G. Kennedy Thompson