Form 10-Q
period 2020-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2020-05-08
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of May 1, 2020 there were 75,848,015 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2020

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or BHG resulting in significant increases in loan losses and provisions for those losses and, in the case of BHG, substitutions; (ii) the effects of the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic and its impact on general economic and financial market conditions and on Pinnacle Financial's and its customers' business, results of operations, asset quality and financial condition; (iii) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to lower rates it pays on deposits; (iv) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the historical growth rate of its, or such entities', loan portfolio; (v) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (vi) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vii) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of compression to net interest margin; (viii) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina and Virginia,  particularly in commercial and residential real estate markets; (ix) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (x) the results of regulatory examinations; (xi) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xii) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xiii) BHG's ability to profitably grow its business and successfully execute on its business plans; (xiv) risks of expansion into new geographic or product markets including the recent expansion into the Atlanta, Georgia metro market; (xv) any matter or development, including those resulting from the COVID-19 pandemic, that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or other intangible assets; (xvi) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xvii) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xviii) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Bank's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xix) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xx) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxi) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients;  (xxii) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company if not prohibited from doing so by Pinnacle Financial or Pinnacle Bank; (xxiii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxiv) the availability of and access to capital; (xxv) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of Pinnacle Bank's participation in and execution of government programs related to the COVID-19 pandemic; and (xxvi) general competitive, economic, political and market conditions. Additional factors which could affect the forward looking statements can be found in Pinnacle Financial's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC and available on the SEC's website at http://www.sec.gov. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31, 2020	December 31, 2019
ASSETS
Cash and noninterest-bearing due from banks	$181,088	$157,901
Restricted cash	243,313	137,045
Interest-bearing due from banks	598,084	210,784
Federal funds sold and other	1,883	20,977
Cash and cash equivalents	1,024,368	526,707

Securities available-for-sale, at fair value	3,030,564	3,539,995
Securities held-to-maturity, net of allowance for credit losses of $148,000 at March 31, 2020 (fair value of $1.1 billion and $201.2 million at March 31, 2020 and Dec. 31, 2019, respectively)	1,059,257	188,996
Consumer loans held-for-sale	87,245	81,820
Commercial loans held-for-sale	6,850	17,585

Loans	20,396,853	19,787,876
Less allowance for credit losses	(222,465)	(94,777)
Loans, net	20,174,388	19,693,099

Premises and equipment, net	274,919	273,932
Equity method investment	285,671	278,037
Accrued interest receivable	82,198	84,462
Goodwill	1,819,811	1,819,811
Core deposits and other intangible assets	48,610	51,130
Other real estate owned	27,182	29,487
Other assets	1,343,117	1,220,435
Total assets	$29,264,180	$27,805,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,963,415	$4,795,476
Interest-bearing	4,025,382	3,630,168
Savings and money market accounts	8,144,409	7,813,939
Time	4,199,965	3,941,445
Total deposits	21,333,171	20,181,028
Securities sold under agreements to repurchase	186,548	126,354
Federal Home Loan Bank advances	2,317,520	2,062,534
Subordinated debt and other borrowings	669,658	749,080
Accrued interest payable	33,931	42,183
Other liabilities	338,224	288,569
Total liabilities	24,879,052	23,449,748
Stockholders' equity:
Preferred stock, no par value; 10.0 million shares authorized; no shares issued and outstanding	—	—
Common stock, par value $1.00; 180.0 million shares authorized; 75.8 million and 76.5 million shares issued and outstanding at March 31, 2020 and Dec. 31, 2019, respectively	75,800	76,564
Additional paid-in capital	3,015,521	3,064,467
Retained earnings	1,168,301	1,184,183
Accumulated other comprehensive income, net of taxes	125,506	30,534
Total stockholders' equity	4,385,128	4,355,748
Total liabilities and stockholders' equity	$29,264,180	$27,805,496

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2020	2019
Interest income:
Loans, including fees	$236,420	$229,379
Securities:
Taxable	10,268	13,540
Tax-exempt	13,824	11,672
Federal funds sold and other	2,557	3,292
Total interest income	263,069	257,883

Interest expense:
Deposits	50,698	54,217
Securities sold under agreements to repurchase	115	145
Federal Home Loan Bank advances and other borrowings	18,704	16,275
Total interest expense	69,517	70,637
Net interest income	193,552	187,246
Provision for credit losses	99,889	7,184
Net interest income after provision for credit losses	93,663	180,062

Noninterest income:
Service charges on deposit accounts	9,032	8,542
Investment services	9,239	5,468
Insurance sales commissions	3,240	2,928
Gain on mortgage loans sold, net	8,583	4,878
Investment gains and losses on sales, net	463	(1,960)
Trust fees	4,170	3,295
Income from equity method investment	15,592	13,290
Other noninterest income	20,058	14,622
Total noninterest income	70,377	51,063

Noninterest expense:
Salaries and employee benefits	80,480	70,376
Equipment and occupancy	20,978	19,331
Other real estate expense, net	2,415	246
Marketing and other business development	3,251	2,948
Postage and supplies	1,990	1,892
Amortization of intangibles	2,520	2,311
Other noninterest expense	25,715	16,947
Total noninterest expense	137,349	114,051
Income before income taxes	26,691	117,074
Income tax expense (benefit)	(1,665)	23,114
Net income	$28,356	$93,960
Per share information:
Basic net income per common share	$0.37	$1.22
Diluted net income per common share	$0.37	$1.22
Weighted average shares outstanding:
Basic	75,803,402	76,803,171
Diluted	75,966,295	77,127,692

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2020	2019
Net income	$28,356	$93,960
Other comprehensive income, net of tax:
Change in fair value on available-for-sale securities, net of tax	32,872	36,379
Change in fair value of cash flow hedges, net of tax	61,084	(523)
Amortization (accretion) of net unrealized losses (gains) on securities transferred from available-for-sale to held-to-maturity, net of tax	(467)	29
Net loss (gain) on cash flow hedges reclassified from other comprehensive income into net income, net of tax	1,825	(256)
Net loss (gain) on sale of investment securities reclassified from other comprehensive income into net income, net of tax	(342)	1,448
Total other comprehensive income, net of tax	94,972	37,077
Total comprehensive income	$123,328	$131,037

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars and shares in thousands)

	Common Stock
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Stockholder's Equity
Balance at December 31, 2018	77,484	$77,484	$3,107,431	$833,130	$(52,105)	$3,965,940
Exercise of employee common stock options and related tax benefits	5	5	125	—	—	130
Common stock dividends paid ($0.16 per share)	—	—	—	(12,545)	—	(12,545)
Repurchase of common stock	(543)	(543)	(29,506)	—	—	(30,049)
Issuance of restricted common shares, net of forfeitures	180	180	(180)	—	—	—
Restricted shares withheld for taxes & related tax benefit	(62)	(62)	(3,425)	—	—	(3,487)
Compensation expense for restricted shares and performance stock units	—	—	4,913	—	—	4,913
Net income	—	—	—	93,960	—	93,960
Other comprehensive income	—	—	—	—	37,077	37,077
Balance at March 31, 2019	77,064	$77,064	$3,079,358	$914,545	$(15,028)	$4,055,939

Balance at December 31, 2019	76,564	$76,564	$3,064,467	$1,184,183	$30,534	$4,355,748
Exercise of employee common stock options and related tax benefits	1	1	4	—	—	5
Common stock dividends paid ($0.16 per share)	—	—	—	(12,442)	—	(12,442)
Repurchase of common stock	(1,015)	(1,015)	(49,775)	—	—	(50,790)
Issuance of restricted common shares, net of forfeitures	198	198	(198)	—	—	—
Issuance of common stock pursuant to performance-based vesting restricted stock units, net of shares withheld for taxes and related tax benefit	84	84	(2,552)	—	—	(2,468)
Restricted shares withheld for taxes & related tax benefit	(32)	(32)	(1,926)	—	—	(1,958)
Compensation expense for restricted shares and performance stock units	—	—	5,501	—	—	5,501
Net income	—	—	—	28,356	—	28,356
Cumulative effect of change in accounting principle	—	—	—	(31,796)	—	(31,796)
Other comprehensive income	—	—	—	—	94,972	94,972
Balance at March 31, 2020	75,800	$75,800	$3,015,521	$1,168,301	$125,506	$4,385,128

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2020	2019
Operating activities:
Net income	$28,356	$93,960
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	6,799	4,309
Depreciation, amortization and accretion	10,219	468
Provision for credit losses	99,889	7,184
Gain on mortgage loans sold, net	(8,583)	(4,878)
Investment losses (gains) on sales, net	(463)	1,960
Stock-based compensation expense	5,501	4,913
Deferred tax expense (benefit)	(11,799)	8,702
Losses (gains) on dispositions of other real estate and other investments	2,309	(50)
Income from equity method investment	(15,592)	(13,290)
Dividends received from equity method investment	7,957	12,666
Excess tax benefit from stock compensation	(862)	(769)
Gain on commercial loans sold, net	(597)	(611)
Commercial loans held for sale:
Loans originated	(78,671)	(80,117)
Loans sold	90,003	82,225
Consumer loans held for sale:
Loans originated	(366,423)	(243,870)
Loans sold	369,581	229,286
Increase in other assets	(113,848)	(6,517)
Increase in other liabilities	32,834	59,720
Net cash provided by operating activities	56,610	155,291
Investing activities:
Activities in securities available-for-sale:
Purchases	(407,122)	(312,605)
Sales	30,204	126,579
Maturities, prepayments and calls	88,164	72,813
Activities in securities held-to-maturity:
Maturities, prepayments and calls	1,743	15
Increase in loans, net	(611,836)	(462,940)
Purchases of software, premises and equipment	(6,334)	(2,110)
Proceeds from sales of software, premises and equipment	—	53
Proceeds from sale of other real estate	1,796	840
Purchase of bank owned life insurance policies	—	(60,000)
Proceeds related to derivative instruments	35,680	—
Increase in other investments	(10,893)	(12,582)
Net cash used in investing activities	(878,598)	(649,937)
Financing activities:
Net increase (decrease) in deposits	1,152,246	(368,466)
Net increase (decrease) in securities sold under agreements to repurchase	60,194	(4,043)
Advances from Federal Home Loan Bank: Issuances	650,000	1,147,500
Advances from Federal Home Loan Bank: Payments/maturities	(395,014)	(470,014)
Increase in other borrowings, net of issuance costs	(65)	—
Decrease in other borrowings	(80,000)	(520)
Principal payments of finance lease obligation	(59)	(55)
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes	(2,468)	—
Exercise of common stock options, net of repurchase of restricted shares	(1,953)	(3,357)
Repurchase of common stock	(50,790)	(30,049)
Common stock dividends paid	(12,442)	(12,545)
Net cash provided by financing activities	1,319,649	258,451
Net increase (decrease) in cash, cash equivalents, and restricted cash	497,661	(236,195)
Cash, cash equivalents, and restricted cash, beginning of period	526,707	721,692
Cash, cash equivalents, and restricted cash, end of period	$1,024,368	$485,497

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a financial holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue) and BNC Bancorp (BNC) on July 31, 2015, September 1, 2015, July 1, 2016 and June 16, 2017, respectively. Pinnacle Financial and Pinnacle Bank also collectively hold a 49% interest in Bankers Healthcare Group, LLC (BHG), a company that primarily serves as a full-service commercial loan provider to healthcare and other professional practices. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance, and comprehensive wealth management services, in its 12 primarily urban markets within Tennessee, the Carolinas, Virginia and beginning in December 2019, Georgia.

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

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP).  All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2019 (2019 10-K).

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

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses and determination of any impairment of intangible assets. It is reasonably possible Pinnacle Financial's estimate of the allowance for credit losses and determination of impairment of intangible assets could change as a result of the continued impact of the COVID-19 pandemic on the economy. The resulting change in this estimate could be material to Pinnacle Financial's consolidated financial statements. There have been no significant changes to Pinnacle Financial's significant accounting policies as disclosed in the 2019 10-K other than those that relate to the allowance for credit losses upon adoption of ASU 2016-13 as described later within Note 1.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for the three months ended March 31, 2020 and March 31, 2019 was as follows (in thousands):

	For the three months ended March 31,
	2020	2019
Cash Transactions:
Interest paid	$77,748	$68,403
Income taxes paid, net	620	550
Operating lease payments	3,424	3,381
Noncash Transactions:
Loans charged-off to the allowance for credit losses	11,693	6,068
Loans foreclosed upon and transferred to other real estate owned	1,800	624
Loans foreclosed upon and transferred to other assets	—	87
Available-for-sale securities transferred to held-to-maturity portfolio	873,613	—
Right-of-use asset recognized during the period in exchange for lease obligations (1)	716	81,249
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

The following is a summary of the basic and diluted net income per share calculations for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	Three months ended March 31,
	2020	2019
Basic net income per share calculation:
Numerator - Net income	$28,356	$93,960

Denominator - Weighted average common shares outstanding	75,803	76,803
Basic net income per common share	$0.37	$1.22

Diluted net income per share calculation:
Numerator – Net income	$28,356	$93,960

Denominator - Weighted average common shares outstanding	75,803	76,803
Dilutive shares contingently issuable	163	325
Weighted average diluted common shares outstanding	75,966	77,128
Diluted net income per common share	$0.37	$1.22

Allowance for Credit Losses - Loans - As described below under Recently Adopted Accounting Pronouncements, Pinnacle Financial adopted FASB ASC 326 effective January 1, 2020, which requires the estimation of an allowance for credit losses in accordance with the current expected credit loss (CECL) methodology. Pinnacle Financial's management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

The allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics. Pinnacle Financial has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:

•Owner occupied commercial real estate mortgage loans - Owner occupied commercial real estate mortgage loans are secured by commercial office buildings, industrial buildings, warehouses or retail buildings where the owner of the building occupies the property. For such loans, repayment is largely dependent upon the operation of the borrower's business.
•Non-owner occupied commercial real estate loans - These loans represent investment real estate loans secured by office buildings, industrial buildings, warehouses, retail buildings, and multifamily residential housing. Repayment is primarily dependent on lease income generated from the underlying collateral.
•Consumer real estate mortgage loans - Consumer real estate mortgage consists primarily of loans secured by 1-4 family residential properties, including home equity lines of credit. Repayment is primarily dependent on the personal cash flow of the borrower.
•Construction and land development loans - Construction and land development loans include loans where the repayment is dependent on the successful completion and eventual sale, refinance or operation of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development.
•Commercial and industrial loans - Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification. Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

For commercial real estate, consumer real estate, construction and land development, and commercial and industrial loans, Pinnacle Financial primarily utilizes a probability of default (PD) and loss given default (LGD) modeling approach. These models utilize historical correlations between default experience and certain macroeconomic factors as determined through a statistical regression analysis. All loan segments modeled using this approach consider changes in the national unemployment rate. In addition to the national unemployment rate, gross domestic product and the three month treasury rate is considered for owner occupied commercial real estate, the commercial real estate price index and the five year treasury rate are considered for construction loans, and the three month treasury rate is considered for commercial and industrial loans. Projections of these macroeconomic factors, obtained from an independent third party, are utilized to predict quarterly rates of default based on the statistical PD models. The predicted quarterly default rates are then applied to the estimated future exposure at default (EAD), as determined based on contractual amortization terms and estimated prepayments. An estimated LGD, determined based on historical loss experience, is applied to the quarterly defaulted balances for each loan segment to estimate future losses of the loan's amortized cost.

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. Upon implementation of CECL on January 1, 2020, a reasonable and supportable period of eighteen months was utilized for all loan segments, followed by a twelve month straight line reversion to long term averages. At March 31, 2020, a reasonable and supportable period of nine months was used for owner occupied commercial real estate, construction and land development and commercial and industrial. A reasonable and supportable period of eighteen months was used for all other loan segments. The twelve month straight line reversion period was maintained for all loan segments at March 31, 2020.

For the consumer and other loan segment, a loss rate approach is utilized. For these loans, historical charge off rates are applied to projected future balances, as determined in the same manner as EAD for the statistically modeled loan segments. For credit cards, which have no amortization terms or contractual maturities, future balances are estimated based on expected payment volume applied to the current balance.

The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management, but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios. These adjustments are based upon quarterly trend assessments in portfolio concentrations, policy exceptions, associate retention, independent loan review results, collateral considerations, risk ratings, competition and peer group credit quality trends. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors.

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. Individual evaluations are generally performed for loans greater than $1.0 million which have experienced significant credit deterioration. Such loans are evaluated for credit losses based on either discounted cash flows or the fair value of collateral. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral, less selling costs. For loans for which foreclosure is not probable, but for which repayment is expected to be provided substantially through the operation or sale of the collateral, Pinnacle Financial has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, with selling costs considered in the event sale of the collateral is expected. Loans for which terms have been modified in a troubled debt restructuring (TDR) are evaluated using these same individual evaluation methods. In the event the discounted cash flow method is used for a TDR, the original interest rate is used to discount expected cash flows.

In assessing the adequacy of the allowance for credit losses, Pinnacle Financial considers the results of Pinnacle Financial's ongoing independent loan review process. Pinnacle Financial undertakes this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in its overall evaluation of the risk characteristics of the entire loan portfolio. Its loan review process includes the judgment of management, independent internal loan reviewers and reviews that may have been conducted by third-party reviewers including regulatory examiners. Pinnacle Financial incorporates relevant loan review results in the allowance.

In accordance with CECL, losses are estimated over the remaining contractual terms of loans, adjusted for prepayments. The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed or such renewals, extensions or modifications are included in the original loan agreement and are not unconditionally cancellable by Pinnacle Financial.

Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums, deferred loan fees and costs and accrued interest receivable. Accrued interest receivable is presented separately on the balance sheets and as allowed under ASU 2016-13 is excluded from the tabular loan disclosures in Note 4.

While its policies and procedures used to estimate the allowance for credit losses, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators, model validators and internal audit, they are necessarily approximate and imprecise. There are factors beyond Pinnacle Financial's control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for credit losses.

Allowance for Credit Losses on Off Balance Sheet Credit Exposures - Pinnacle Financial estimates expected credit losses over the contractual term of obligations to extend credit, unless the obligation is unconditionally cancellable. The allowance for off balance sheet exposures is adjusted through other noninterest expense. The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions as used to estimated credit losses on existing funded loans.

Allowance for Credit Losses - Securities Held-to-Maturity - Expected credit losses on debt securities classified as held-to-maturity are measured on a collective basis by major security type. The estimates of expected credit losses are based on historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The models rely on regression analyses to predict PD based on projected macroeconomic factors, including unemployment rates and GDP, among others. At March 31, 2020, Pinnacle Financial's held-to-maturity securities consisted entirely of municipal securities rated A or higher by the ratings agencies. A reasonable and supportable period of 18 months and reversion period of 12 months is utilized to estimate credit losses on held-to-maturity municipal securities. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

Allowance for Credit Losses - Securities Available-for-Sale - For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is written down to fair value through net income. If neither criteria is met, Pinnacle Financial evaluates whether any portion of the decline in fair value is the result of credit deterioration. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. If the evaluation indicates that a credit loss exists, an allowance for credit losses is recorded for the amount by which the amortized cost basis of the security exceeds the present value of cash flows expected to be collected, limited by the amount by which the amortized cost exceeds fair value. Any impairment not recognized in the allowance for credit losses is recognized in other comprehensive income.

Recently Adopted Accounting Pronouncements — In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify how entities other than private companies, such as public business entities and not-for-profit entities, are required to test goodwill for impairment by eliminating the comparison of the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The amendments became effective for Pinnacle Financial on January 1, 2020 and did not have a material impact on Pinnacle Financial's consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13,  Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), and has issued subsequent amendments thereto, which introduces the current expected credit losses (CECL) methodology. Among other things, ASC 326 requires the measurement of all expected credit losses for financial assets, including loans and held-to-maturity debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model requires institutions to calculate all probable and estimable losses that are expected to be incurred through the financial asset's contractual life through a provision for credit losses, including loans obtained as a result of any acquisition not deemed to be purchased credit deteriorated (PCD). ASC 326 also requires the allowance for credit losses for PCD loans to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance determined at acquisition is added to the purchase price rather than recorded as provision expense. In accordance with ASC 326, the disclosure of credit quality indicators related to the amortized cost of financing receivables is further disaggregated by year of origination (or vintage). Pinnacle Financial adopted ASU 2016-13 and all subsequent amendments thereto effective January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and off balance sheet credit exposures. Amounts for periods beginning on or after January 1, 2020 are presented under ASC 326 and all prior period information is presented in accordance with previously applicable GAAP. At January 1, 2020, Pinnacle Financial recognized a cumulative adjustment to retained earnings of $31.8 million, net of tax, attributable to an increase in the allowance for credit losses of $34.3 million, an increase in the allowance for off balance sheet credit exposures of $8.8 million, and an increase in deferred tax assets of $11.3 million. In addition, an allowance of $3.8 million was recognized on loans purchased with credit deterioration (PCD) previously classified as purchased credit impaired (PCI) with a corresponding adjustment to the gross carrying amount of the loans. Pinnacle Financial adopted ASC 326 using the prospective transition approach for PCD loans, which did not require re-evaluation of whether loans previously classified as PCI loans met the criteria of PCD assets at the date of adoption. The remaining noncredit discount will be accreted into interest income at the effective interest rate as of January 1, 2020.

Newly Issued Not Yet Effective Accounting Standards — In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Pinnacle Financial is implementing a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. Pinnacle Financial is assessing ASU 2020-04 and its impact on the transition away from LIBOR for its loan and other financial instruments.

In January 2020, the FASB issued Accounting Standards Update 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. These amendments, among other things, clarify that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted, including early adoption in an interim period. An entity should apply ASU 2020-01 prospectively at the beginning of the interim period that includes the adoption date. The Company is assessing ASU 2020-01 and its impact on its accounting and disclosures.

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

Subsequent Events — ASC Topic 855,  Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after March 31, 2020 through the date of the issued financial statements.

Note 2. Equity method investment

A summary of BHG's financial position as of March 31, 2020 and December 31, 2019 and results of operations as of and for the three months ended March 31, 2020 and 2019, were as follows (in thousands):

	As of
	March 31, 2020	December 31, 2019
Assets	$1,156,130	$840,398

Liabilities	942,372	641,037
Equity interests	213,758	199,361
Total liabilities and equity	$1,156,130	$840,398

	For the three months ended March 31,
	2020	2019
Revenues	$97,943	$62,817
Net income	$32,471	$27,135

At March 31, 2020, technology, trade name and customer relationship intangibles, net of related amortization, totaled $8.5 million compared to $8.8 million as of December 31, 2019. Amortization expense of $293,000 was included for the three months ended March 31, 2020 compared to $475,000 for the same period in the prior year. Accretion income of $564,000 was included in the three months ended March 31, 2020 compared to $683,000 for the same period in the prior year.

During the three months ended March 31, 2020, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $8.0 million in the aggregate compared to $12.7 million for the same period in the prior year. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. No loans were purchased from BHG by Pinnacle Bank for the three month periods ended March 31, 2020 or 2019, respectively.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2020 and December 31, 2019 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020:
Securities available-for-sale:
U.S. Treasury securities	$72,809	$391	$—	$73,200
U.S. government agency securities	92,162	1,237	1,072	92,327
Mortgage-backed securities	1,558,424	63,092	2,936	1,618,580
State and municipal securities	1,060,142	17,916	41,439	1,036,619
Asset-backed securities	160,004	47	13,591	146,460
Corporate notes and other	66,207	310	3,139	63,378
	$3,009,748	$82,993	$62,177	$3,030,564
Securities held-to-maturity:
State and municipal securities	$1,059,405	$14,019	$22,333	$1,051,091
	$1,059,405	$14,019	$22,333	$1,051,091
Allowance for credit losses - securities held-to-maturity	(148)
Securities held-to-maturity, net of allowance for credit losses	$1,059,257

December 31, 2019:
Securities available-for-sale:
U.S. Treasury securities	$72,862	$19	$14	$72,867
U.S. government agency securities	80,096	306	710	79,692
Mortgage-backed securities	1,458,894	12,789	7,776	1,463,907
State and municipal securities	1,669,606	52,096	7,249	1,714,453
Asset-backed securities	153,963	302	1,293	152,972
Corporate notes and other	56,212	635	743	56,104
	$3,491,633	$66,147	17,785	$3,539,995
Securities held-to-maturity:
State and municipal securities	$188,996	$12,221	$—	$201,217
	$188,996	$12,221	$—	$201,217

During the first quarter of 2020, Pinnacle Financial transferred, at fair value, $873.6 million of municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related unrealized after tax gains of $69.0 million remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer. At March 31, 2020, approximately $1.3 billion of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At March 31, 2020, repurchase agreements comprised of secured borrowings totaled $186.5 million and were secured by $186.5 million of pledged U.S. government agency securities, municipal securities, asset-backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to remain adequately secured.

The amortized cost and fair value of debt securities as of March 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
March 31, 2020:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$73,838	$74,226	$1,055	$1,055
Due in one year to five years	10,770	10,946	—	—
Due in five years to ten years	149,431	148,673	5,768	5,863
Due after ten years	1,057,281	1,031,679	1,052,582	1,044,173
Mortgage-backed securities	1,558,424	1,618,580	—	—
Asset-backed securities	160,004	146,460	—	—
	$3,009,748	$3,030,564	$1,059,405	$1,051,091

At March 31, 2020 and December 31, 2019, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2020
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agency securities	—	—	26,858	1,072	26,858	1,072
Mortgage-backed securities	127,612	1,599	61,820	1,337	189,432	2,936
State and municipal securities	137,622	6,616	487,471	35,555	625,093	42,171
Asset-backed securities	80,904	7,905	48,125	5,686	129,029	13,591
Corporate notes	19,269	1,439	8,300	1,700	27,569	3,139
Total temporarily-impaired securities	$365,407	$17,559	$632,574	$45,350	$997,981	$62,909

At December 31, 2019
U.S. Treasury securities	$40,505	$14	$—	$—	$40,505	$14
U.S. government agency securities	1,222	1	30,892	709	32,114	710
Mortgage-backed securities	458,881	5,102	163,767	2,674	622,648	7,776
State and municipal securities	204,958	1,938	244,884	5,311	449,842	7,249
Asset-backed securities	75,488	796	59,816	497	135,304	1,293
Corporate notes	—	—	16,908	743	16,908	743
Total temporarily-impaired securities	$781,054	$7,851	$516,267	$9,934	$1,297,321	$17,785

The applicable dates for determining when securities were in an unrealized loss position were March 31, 2020 and December 31, 2019. As such, it is possible that a security had a market value less than its amortized cost on other days during the past twelve-month periods ended March 31, 2020 and December 31, 2019, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, including both available-for-sale and held-to-maturity investment securities, at March 31, 2020, Pinnacle Financial had approximately $62.9 million in unrealized losses on $998.0 million of securities. The unrealized losses associated with $873.6 million and $179.8 million of municipal securities transferred from the available-for-sale portfolio to the held-to-maturity portfolio during the quarters ended March 31, 2020 and September 30, 2018, respectively, represent unrealized losses since the date of purchase, independent of the impact associated with changes in the cost basis upon transfer between portfolios. As described in Note 1, for any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at March 31, 2020, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at March 31, 2020 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at March 31, 2020. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type as described in Note 1. Summary of Significant Accounting Policies. At March 31, 2020, Pinnacle Financial's held-to-maturity securities consist entirely of municipal securities. A reasonable and supportable period of 18 months and reversion period of 12 months was utilized to estimate credit losses on held-to-maturity municipal securities at March 31, 2020. With the implementation of CECL effective January 1, 2020, estimated credit losses on held-to-maturity municipal debt securities totaled $10,000. At March 31, 2020, the estimated allowance for credit losses on these securities increased to $148,000. Projected macroeconomic conditions was the most significant factor resulting in the increase in the allowance for credit losses on these securities at March 31, 2020.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At March 31, 2020, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, during the three months ended March 31, 2020, available-for-sale securities of approximately $30.2 million were sold and net unrealized gains, net of tax, of $342,000 were reclassified from accumulated other comprehensive income into net income.

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

Note 4. Loans and Allowance for Credit Losses

For financial reporting purposes, Pinnacle Financial classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed by Pinnacle Bank with the Federal Deposit Insurance Corporation (FDIC).

Pinnacle Financial uses the following loan categories for presentation of loan balances and the related allowance for credit losses on loans:
•Owner occupied commercial real estate mortgage loans - Owner occupied commercial real estate mortgage loans are secured by commercial office buildings, industrial buildings, warehouses or retail buildings where the owner of the building occupies the property. For such loans, repayment is largely dependent upon the operation of the borrower's business.
•Non-owner occupied commercial real estate loans - These loans represent investment real estate loans secured by office buildings, industrial buildings, warehouses, retail buildings, and multifamily residential housing. Repayment is primarily dependent on lease income generated from the underlying collateral.
•Consumer real estate mortgage loans - Consumer real estate mortgage consists primarily of loans secured by 1-4 family residential properties, including home equity lines of credit. Repayment is primarily dependent on the personal cash flow of the borrower.
•Construction and land development loans - Construction and land development loans include loans where the repayment is dependent on the successful completion and eventual sale, refinance or operation of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development.
•Commercial and industrial loans - Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification. Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

Loans at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Commercial real estate:
Owner occupied	$2,650,170	$2,669,766
Non-owner occupied	5,070,572	5,039,452
Consumer real estate – mortgage	3,106,465	3,068,625
Construction and land development	2,520,937	2,430,483
Commercial and industrial	6,752,317	6,290,296
Consumer and other	296,392	289,254
Subtotal	$20,396,853	$19,787,876
Allowance for credit losses	(222,465)	(94,777)
Loans, net	$20,174,388	$19,693,099

Commercial loans receive risk ratings assigned by a financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pass rated loans include six distinct ratings categories for loans that represent specific attributes. Pinnacle Financial believes that its categories follow those used by Pinnacle Bank's primary regulators. At March 31, 2020, approximately 80.3% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

Risk ratings are subject to continual review by a financial advisor and a senior credit officer. At least annually, Pinnacle Financial's credit procedures require every risk rated loan of $1.0 million or more be subject to a formal credit risk review process. Each loan's risk rating is also subject to review by Pinnacle Financial's independent loan review department, which reviews a substantial portion of Pinnacle Financial's risk rated portfolio annually. Included in the coverage are independent loan reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies.

Following are the definitions of the risk rating categories used by Pinnacle Financial. Pass rated loans include all credits other than those included within these categories:

•Special mention loans have potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in Pinnacle Financial's credit position at some future date.
•Substandard loans are inadequately protected by the current net worth and financial capacity of the obligor or of the collateral pledged, if any.  Assets so classified must have a well-defined weakness or weaknesses that jeopardize collection of the debt.  Substandard loans are characterized by the distinct possibility that Pinnacle Financial could sustain some loss if the deficiencies are not corrected.
•Substandard-nonaccrual loans are substandard loans that have been placed on nonaccrual status.
•Doubtful-nonaccrual loans have all the characteristics of substandard-nonaccrual loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of March 31, 2020 (in thousands):

March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial real estate- owner occupied
Pass	$178,512	$505,153	$529,837	$414,639	$425,788	$416,602	$43,273	$2,513,804
Special Mention	—	1,706	3,383	12,769	678	353	919	19,808
Substandard (1)	1,263	11,357	8,296	12,981	20,660	4,183	46,494	105,234
Substandard-nonaccrual	735	460	1,694	2,319	1,623	4,403	90	11,324
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$180,510	$518,676	$543,210	$442,708	$448,749	$425,541	$90,776	$2,650,170
Commercial real estate- Non-owner occupied
Pass	$421,156	$1,321,669	$922,005	$817,345	$787,630	$663,636	$78,264	$5,011,705
Special Mention	6,828	1,305	1,162	17,027	1,222	1,472	249	29,265
Substandard (1)	—	5,056	2,714	7,502	1,952	3,002	—	20,226
Substandard-nonaccrual	—	2,407	785	149	1,066	4,969	—	9,376
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - Non-owner occupied	$427,984	$1,330,437	$926,666	$842,023	$791,870	$673,079	$78,513	$5,070,572
Consumer real estate – mortgage
Pass	$134,885	$643,354	$455,461	$216,073	$172,577	$431,480	$1,008,141	$3,061,970
Special Mention	204	1,173	1,370	70	—	108	8,739	11,664
Substandard (1)	1,382	1,210	—	924	385	2,167	657	6,725
Substandard-nonaccrual	1,117	1,508	1,184	1,595	2,885	12,928	4,889	26,106
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$137,588	$647,245	$458,015	$218,662	$175,847	$446,683	$1,022,426	$3,106,465

March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total

Construction and land development
Pass	$286,814	$1,337,729	$662,700	$156,448	$25,691	$12,131	$18,134	$2,499,647
Special Mention	968	243	10,098	—	—	738	—	12,047
Substandard (1)	1,502	829	31	4,083	240	168	—	6,853
Substandard-nonaccrual	88	830	84	92	—	1,296	—	2,390
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$289,372	$1,339,631	$672,913	$160,623	$25,931	$14,333	$18,134	$2,520,937
Commercial and industrial
Pass	$817,119	$1,636,441	$940,772	$503,490	$186,801	$133,277	$2,347,145	$6,565,045
Special Mention	701	15,023	8,410	5,108	6,786	986	17,713	54,727
Substandard (1)	4,715	38,853	17,651	5,106	4,077	609	39,819	110,830
Substandard-nonaccrual	1,054	10,606	499	889	267	279	7,828	21,422
Doubtful-nonaccrual	—	294	—	—	—	—	—	294
Total Commercial and industrial	$823,589	$1,701,217	$967,332	$514,593	$197,931	$135,151	$2,412,504	$6,752,317
Consumer and other
Pass	$35,729	$36,345	$11,948	$13,012	$7,363	$3,886	$187,318	$295,601
Special Mention	—	—	—	—	—	677	9	686
Substandard (1)	—	—	—	—	—	—	47	47
Substandard-nonaccrual	—	—	6	42	6	4	—	58
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$35,729	$36,345	$11,954	$13,054	$7,369	$4,567	$187,374	$296,392
Total Loans
Pass	$1,874,215	$5,480,691	$3,522,723	$2,121,007	$1,605,850	$1,661,012	$3,682,274	$19,947,772
Special Mention	8,701	19,450	24,423	34,974	8,686	4,334	27,629	128,197
Substandard (1)	8,862	57,305	28,692	30,596	27,314	10,129	87,017	249,915
Substandard-nonaccrual	2,994	15,811	4,252	5,086	5,847	23,879	12,807	70,676
Doubtful-nonaccrual	—	294	—	—	—	—	—	294
Total Loans	$1,894,772	$5,573,551	$3,580,090	$2,191,663	$1,647,697	$1,699,354	$3,809,727	$20,396,853

The following table outlines the risk category of loans as of December 31, 2019 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
December 31, 2019
Pass	$7,499,725	$3,019,203	$2,422,347	$6,069,757	$288,361	$19,299,393
Special Mention	51,147	13,787	2,816	79,819	698	148,267
Substandard (1)	139,518	10,969	3,042	125,035	47	278,611
Substandard-nonaccrual	18,828	24,666	2,278	15,685	148	61,605
Doubtful-nonaccrual	—	—	—	—	—	—
Total loans	$7,709,218	$3,068,625	$2,430,483	$6,290,296	$289,254	$19,787,876

(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $249.2 million at March 31, 2020, compared to $276.0 million at December 31, 2019.

The table below presents the aging of past due balances by loan segment at March 31, 2020 and December 31, 2019 (in thousands):

March 31, 2020	30-59 days past due	60-89 days past due	90 days or more past due		Total past due	Current	Total loans
Commercial real estate:
Owner-occupied	$5,892	$2,157	$2,463		$10,512	$2,639,658	$2,650,170
Non-owner occupied	1,846	5,917	4,705		12,468	5,058,104	5,070,572
Consumer real estate – mortgage	10,673	3,104	8,034		21,811	3,084,654	3,106,465
Construction and land development	1,975	137	1,527		3,639	2,517,298	2,520,937
Commercial and industrial	6,873	3,968	4,565		15,406	6,736,911	6,752,317
Consumer and other	1,059	118	427		1,604	294,788	296,392
Total	$28,318	$15,401	$21,721	$21,721	$65,440	$20,331,413	$20,396,853

December 31, 2019
Commercial real estate:
Owner-occupied	$2,307	$2,932	$1,719		$6,958	$2,662,808	$2,669,766
Non-owner occupied	3,156	3,641	3,816		10,613	5,028,839	5,039,452
Consumer real estate – mortgage	11,646	2,157	7,304		21,107	3,047,518	3,068,625
Construction and land development	1,392	711	1,487		3,590	2,426,893	2,430,483
Commercial and industrial	8,474	2,478	6,364		17,316	6,272,980	6,290,296
Consumer and other	1,770	414	570		2,754	286,500	289,254
Total	$28,745	$12,333	$21,260	$21,260	$62,338	$19,725,538	$19,787,876

The following table details the changes in the allowance for credit losses for the three months ended March 31, 2020 and 2019, respectively, by loan classification (in thousands):

	Commercial real estate - Owner occupied	Commercial real estate - Non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Three months ended March 31, 2020:
Balance at December 31, 2019	$13,406	$19,963	$8,054	$12,662	$36,112	$3,595	$985	$94,777
Impact of adopting ASC 326	264	(4,740)	21,029	(3,144)	23,040	2,638	(985)	38,102
Charged-off loans	(1,561)	(261)	(930)	—	(7,734)	(1,207)	—	(11,693)
Recovery of previously charged-off loans	145	93	190	43	748	319	—	1,538
Provision for credit losses on loans	11,380	17,059	4,655	29,350	35,894	1,403	—	99,741
Balance at March 31, 2020	$23,634	$32,114	$32,998	$38,911	$88,060	$6,748	$—	$222,465

Three months ended March 31, 2019:
Balance at December 31, 2018	$11,297	$15,649	$7,670	$11,128	$31,731	$5,423	$677	$83,575
Charged-off loans	(521)	(13)	(350)	—	(3,352)	(1,832)	—	(6,068)
Recovery of previously charged-off loans	60	12	369	122	1,598	342	—	2,503
Provision for credit losses on loans	1,782	1,901	680	(335)	2,722	870	(436)	7,184
Balance at March 31, 2019	$12,618	$17,549	$8,369	$10,915	$32,699	$4,803	$241	$87,194

The following table details the allowance for credit losses and recorded investment in loans by loan classification and by impairment evaluation method as of December 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
December 31, 2019
Allowance for Loan Losses:
Collectively evaluated for impairment	$32,134	$6,762	$12,629	$35,401	$3,586		$90,512
Individually evaluated for impairment	1,235	1,292	33	711	9		3,280
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—		—
Total allowance for loan losses	$33,369	$8,054	$12,662	$36,112	$3,595	$985	$94,777

Loans:
Collectively evaluated for impairment	$7,681,608	$3,036,922	$2,426,901	$6,274,280	$289,106		$19,708,817
Individually evaluated for impairment	18,122	25,018	561	14,295	148		58,144
Loans acquired with deteriorated credit quality	9,488	6,685	3,021	1,721	—		20,915
Total loans	$7,709,218	$3,068,625	$2,430,483	$6,290,296	$289,254		$19,787,876
(1) Prior to the adoption of ASC 326 on January 1, 2020, an allowance for loan losses was recorded on loans acquired with deteriorated credit quality only in the event of additional credit deterioration subsequent to acquisition.

The adequacy of the allowance for credit losses is reviewed by Pinnacle Financial's management on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

As described in Note 1. Summary of Significant Accounting Policies, Pinnacle Financial adopted ASU 2016-13 on January 1, 2020, which introduced the CECL methodology for estimating all expected losses over the life of a financial asset. Under the CECL methodology the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. Upon implementation of ASU 2016-13 on January 1, 2020, Pinnacle Financial utilized a reasonable and supportable period of eighteen months for all loan segments, followed by a twelve month straight line reversion to long term averages. At March 31, 2020, a reasonable and supportable period of nine months was utilized for owner occupied commercial real estate, construction and land development, and commercial and industrial in response to the relatively high level of economic uncertainly related to the ongoing COVID-19 pandemic. For all other loan segments, the reasonable and supportable period of eighteen months was maintained as longer variable lag structures are used within their statistical models, which inherently mitigates the uncertainty in the economic projections by placing less reliance on sudden changes in the projections. The twelve month straight line reversion period was maintained for all loan segments at March 31, 2020. Upon adoption of ASU 2016-13, the opening balance of the allowance for credit losses was increased by $38.1 million through retained earnings. The additional increase during the three months ended March 31, 2020 is primarily attributable to the change in projected economic conditions resulting from the COVID-19 pandemic, with the projected increase in the unemployment rate being the most significant driver.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses:

March 31, 2020	Real Estate	Business Assets	Other	Total
Commercial real estate:
Owner-occupied	14,951	135	—	15,086
Non-owner occupied	11,259	—	—	11,259
Consumer real estate – mortgage	31,247	—	—	31,247
Construction and land development	2,488	—	—	2,488
Commercial and industrial	294	7,768	5,659	13,721
Consumer and other	—	—	49	49
Total	$60,239	$7,903	$5,708	$73,850

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at March 31, 2020 and December 31, 2019. Also presented is the balance of loans on nonaccrual status at March 31, 2020 for which there was no related allowance for credit losses recorded (in thousands):

	March 31, 2020			December 31, 2019
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner-occupied	$11,324	$4,465	$—	$11,654	$—
Non-owner occupied	9,376	6,425	—	7,173	—
Consumer real estate – mortgage	26,106	379	517	24,667	168
Construction and land development	2,390	1,287	—	2,278	—
Commercial and industrial	21,716	15,430	1,089	15,685	946
Consumer and other	58	—	384	148	501
Total	$70,970	$27,986	$1,990	$61,605	$1,615

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three months ended March 31, 2020, compared to $87,000 during the three months ended March 31, 2019. Had these nonaccruing loans been on accruing status, interest income would have been higher by $713,000 for the three months ended March 31, 2020 compared to $1.6 million higher for the three months ended March 31, 2019. Approximately $39.7 million and $35.8 million of nonaccrual loans as of March 31, 2020 and December 31, 2019, respectively, were performing pursuant to their contractual terms at those dates.

The following table presents impaired loans at December 31, 2019 as determined under ASC 310 prior to the adoption of ASU 2016-13. Impaired loans generally include nonaccrual loans, troubled debt restructurings, and other loans deemed to be impaired but that continue to accrue interest. Presented are the recorded investment, unpaid principal balance and related allowance of impaired loans at December 31, 2019 by loan classification (in thousands):

	At December 31, 2019
	Recorded investment	Unpaid principal balances	Related allowance
Impaired loans with an allowance:
Commercial real estate – mortgage	$9,998	$10,983	$1,235
Consumer real estate – mortgage	20,996	23,105	1,293
Construction and land development	542	654	33
Commercial and industrial	4,074	5,381	711
Consumer and other	148	182	9
Total	$35,758	$40,305	$3,281

Impaired loans without an allowance:
Commercial real estate – mortgage	$8,124	$8,891	$—
Consumer real estate – mortgage	4,022	4,021	—
Construction and land development	19	17	—
Commercial and industrial	10,221	11,322	—
Consumer and other	—	—	—
Total	$22,386	$24,251	$—

Total impaired loans	$58,144	$64,556	$3,281

The following table details the average recorded investment and the amount of interest income recognized on a cash basis for the three months ended March 31, 2019, respectively, of impaired loans by loan classification as determined under ASC 310 prior to the adoption of ASU 2016-13 (in thousands):

	Three months ended March 31, 2019
	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial real estate – mortgage	$16,327	$—
Consumer real estate – mortgage	22,266	—
Construction and land development	724	—
Commercial and industrial	9,027	—
Consumer and other	657	—
Total	$49,001	$—

Impaired loans without an allowance:
Commercial real estate – mortgage	$15,699	$87
Consumer real estate – mortgage	8,839	—
Construction and land development	893	—
Commercial and industrial	15,143	—
Consumer and other	—	—
Total	$40,574	$87

Total impaired loans	$89,575	$87

Prior to the adoption of ASU 2016-13, loans acquired with deteriorated credit quality, referred to under ASC 310-30 as purchased credit impaired loans and under ASU 2016-13 as purchased credit deteriorated loans, were assigned a credit related purchase discount and non-credit related purchase discount at acquisition. Upon adoption of ASU 2016-13 on January 1, 2020, the remaining credit related discount was re-classified to a component of the allowance for credit losses. The remaining non-credit discount will continue to be accreted into income over the remaining lives of the related loans. The following table provides a rollforward of purchased credit deteriorated loans from December 31, 2019 through March 31, 2020 (in thousands):

	Gross Carrying Value	Accretable Yield	Nonaccretable Yield	Net Carrying Value
December 31, 2019	$29,544	$(4,801)	$(3,828)	$20,915
Reclassification of discount to allowance for credit losses	—	—	3,828	3,828
Year-to-date settlements	(1,691)	1,141	—	(550)
March 31, 2020	$27,853	$(3,660)	$—	$24,193

The carrying value is adjusted for additional draws, pursuant to contractual arrangements, offset by loan paydowns. Year-to-date settlements include both loans that were charged-off as well as loans that were paid off, typically as a result of refinancings at other institutions.

At March 31, 2020 and December 31, 2019, there were $3.9 million and $4.9 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and/or credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each loan category where troubled debt restructurings were made during the three months ended March 31, 2020 (dollars in thousands):

Three Months Ended March 31, 2020
	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Commercial real estate:
Owner-occupied	$—	$—	$—
Non-owner occupied	—	—	—
Consumer real estate – mortgage	1	807	807
Construction and land development	—	—	—
Commercial and industrial	—	—	—
Consumer and other	—	—	—
	1	$807	$807

There were no troubled debt restructurings made during the three months ended March 31, 2019. During the three months ended March 31, 2020 and 2019, there were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

In response to the COVID-19 pandemic and its economic impact to its customers, Pinnacle Bank implemented a short-term modification program in accordance with interagency regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days, which Pinnacle Bank may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. Pursuant to the interagency regulatory guidance, Pinnacle Financial may elect to not classify loans for which these deferrals are granted as troubled debt restructurings.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at March 31, 2020 with the comparative exposures for December 31, 2019 (in thousands):

	March 31, 2020
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2019
Lessors of nonresidential buildings	$3,737,224	$895,221	$4,632,445	$4,578,116
Lessors of residential buildings	939,201	690,788	1,629,989	1,599,837
New Housing For-Sale Builders	534,896	599,323	1,134,219	1,090,603
Hotels (except Casino Hotels) and Motels	825,202	139,190	964,392	967,771

Additionally, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes.  Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At March 31, 2020 and December 31, 2019, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 84.2% and 83.6%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 264.1% and 268.3% as of March 31, 2020 and December 31, 2019, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. At March 31, 2020, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds.

At March 31, 2020, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $10.7 million to current directors, executive officers, and their related entities, of which $6.7 million had been drawn upon. At December 31, 2019, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $10.6 million to directors, executive officers, and their related entities, of which approximately $6.8 million had been drawn upon. All loans to directors, executive officers, and their related entities were performing in accordance with contractual terms at March 31, 2020 and December 31, 2019.

At March 31, 2020, Pinnacle Financial had approximately $6.9 million in commercial loans held for sale compared to $17.6 million at December 31, 2019, which primarily included commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

Residential Lending

At March 31, 2020, Pinnacle Financial had approximately $70.3 million of mortgage loans held-for-sale compared to approximately $61.6 million at December 31, 2019. Total loan volumes sold during the three months ended March 31, 2020 were approximately $286.7 million compared to approximately $193.8 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, Pinnacle Financial recognized $8.6 million in gains on the sale of these loans, net of commissions paid, compared to $4.9 million net of commissions paid, during the three months ended March 31, 2019.

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $6.9 million at March 31, 2020 and December 31, 2019, respectively. No change was recorded to the unrecognized tax benefit related to uncertain tax positions in each of the three month periods ended March 31, 2020 and 2019.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For both the three months ended March 31, 2020 and 2019, respectively, there were no interest and penalties recorded in the income statement.

Pinnacle Financial's effective tax rate for the three months ended March 31, 2020 was a benefit of 6.2% compared to expense of 19.7% for the three months ended March 31, 2019. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at March 31, 2020 and 2019 is primarily due to investments in bank qualified municipal securities, tax benefits of Pinnacle Bank's real estate investment trust subsidiary, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible executive compensation and non-deductible FDIC premiums.

Income tax expense is also impacted by the vesting of equity-based awards and the exercise of employee stock options, which expense or benefit is recorded as a discrete item as a component of total income tax, the amount of which is dependent upon the change in the grant date fair value and the vest date fair value of the underlying award. Accordingly, for the three months ended March 31, 2020 we recognized tax benefits of $862,000 compared to $769,000 for the three months ended March 31, 2019. For the three months ended March 31, 2020, income tax expense was also impacted by provision for credit losses, including provision for credit losses resulting from the COVID-19 pandemic, which was recorded as a discrete item as a component of total income tax. Accordingly, we recognized a tax benefit of $22.4 million for the three months ended March 31, 2020.

Note 6. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Bank has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2020, these commitments amounted to $8.0 billion, of which approximately $1.1 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (Pinnacle Bank's customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Bank under certain prescribed circumstances. Subsequently, Pinnacle Bank would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At March 31, 2020, these commitments amounted to $200.4 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At March 31, 2020 and December 31, 2019, Pinnacle Financial had accrued $16.3 million and $2.4 million, respectively, for the inherent risks associated with these off-balance sheet commitments. The adoption of ASU 2016-13 effective January 1, 2020, which introduced the CECL methodology for measuring credit losses, as discussed more fully in Note. 1 Summary of Significant Accounting Policies, increased the opening balance of our accrual for off-balance sheet commitments at adoption by $8.8 million. The remainder of the increase during the quarter is largely attributable to the anticipated economic impact of the COVID-19 pandemic and its effect on our CECL credit loss modeling at March 31, 2020.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolutions of these claims outstanding at March 31, 2020 are not expected to have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 7.  Stock Options and Restricted Shares

The 2018 Omnibus Equity Incentive Plan (the "2018 Plan") permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At March 31, 2020, there were approximately 844,000 shares available for issuance under the 2018 Plan.

The BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan (the "BNC Plan") was assumed by Pinnacle Financial in connection with its merger with BNC. As of March 31, 2020, there were no shares remaining available for issuance from the BNC Plan. No new awards may be granted under equity incentive plans of Pinnacle Financial other than the 2018 Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further awards remain available for issuance under the CapitalMark Option Plan. At March 31, 2020, all of the remaining options outstanding were granted under the CapitalMark Option Plan.

Common Stock Options

A summary of the stock option activity within the equity incentive plans during the three months ended March 31, 2020 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2019	119,274	$23.45	2.85	$4,837	(1)
Granted	—
Exercised	(200)
Forfeited	—
Outstanding at March 31, 2020	119,074	$23.44	2.60	$1,678	(2)
Options exercisable at March 31, 2020	119,074	$23.44	2.60	$1,678	(2)

(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $64.00 per common share at December 31, 2019 for the 119,274 options that were in-the-money at December 31, 2019.
(2)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $37.54 per common share at March 31, 2020 for the 119,074 options that were in-the-money at March 31, 2020.

Compensation costs related to stock options granted under Pinnacle Financial's equity incentive plans have been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the three months ended March 31, 2020 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2019	555,296	$57.04
Shares awarded	207,370	62.61
Restrictions lapsed and shares released to associates/directors	(119,773)	53.81
Shares forfeited (1)	(8,904)	59.79
Unvested at March 31, 2020	633,989	$59.44
(1)Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

Pinnacle Financial has granted restricted share awards to associates and outside directors with a time-based vesting criteria. Compensation expense associated with time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the three months ended March 31, 2020. The table reflects the life-to-date activity for these awards:

Grant Year	Group (1)	Vesting Period in years			Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants (4)	Shares Unvested
Time Based Awards
2020	Associates (2)	3	-	5	190,270	7	2,013	188,250
Outside Director Awards (3)
2020	Outside directors			1	17,100	—	—	17,100

(1)Groups include employees (referred to as associates above) and outside directors. When the restricted shares are awarded, a participant receives voting rights and forfeitable dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. Once the restrictions lapse, the participant is taxed on the value of the award and may elect to sell some shares (or have Pinnacle Financial withhold some shares) to pay the applicable income taxes associated with the award. Alternatively, the recipient can pay the withholding taxes in cash. For time-based vesting restricted share awards, dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination. For performance-based vesting awards to Pinnacle Financial's directors, dividends are placed into escrow until the forfeiture restrictions on such shares lapse.
(2)The forfeiture restrictions on these restricted share awards lapse in equal annual installments on the anniversary date of the grant.
(3)Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapse on February 28, 2021 based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend.
(4)These shares represent forfeitures resulting from recipients whose employment or board membership was terminated during the year-to-date period ended March 31, 2020. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Performance-based Vesting Restricted Stock Units

The following table details the performance-based vesting restricted stock unit awards outstanding at March 31, 2020:

	Units Awarded
Grant year	Named Executive Officers (NEOs) (1)			Leadership Team other than NEOs	Applicable Performance Periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Period in which units to be settled into shares of common stock(2)
2020	136,137	—	204,220	59,648	2020	2	3	2025
					2021	2	2	2025
					2022	2	1	2025
2019	166,211	-	249,343	52,244	2019	2	3	2024
					2020	2	2	2024
					2021	2	1	2024
2018	96,878	-	145,339	25,990	2018	2	3	2023
					2019	2	2	2023
					2020	2	1	2023
2017	72,537	-	109,339	24,916	2017	2	3	2022
					2018	2	2	2022
					2019	2	1	2022
2016	73,474	-	110,223	26,683	2016	2	3	2021
					2017	2	2	2021
					2018	2	1	2021
(1)The named executive officers are awarded a range of awards that may be earned based on attainment of goals between a target level of performance and a maximum level of performance.
(2)Restricted share unit awards, if earned, will be settled in shares of Pinnacle Financial Common Stock in the periods noted in the table, if Pinnacle Bank's ratio of non-performing assets to its loans plus ORE is less than amounts established in the applicable award agreement.

On February 29, 2020, upon the filing of the 2019 Annual Report on Form 10-K, the restrictions associated with 127,583 performance-based vesting restricted stock unit awards granted in 2015 were settled into shares of PNFP common stock with 43,478 shares being withheld to pay the taxes associated with the settlement of those shares.

Stock compensation expense related to both restricted share awards and restricted share units for the three months ended March 31, 2020 was $5.5 million compared to $4.9 million for the three months ended March 31, 2019. As of the March 31, 2020, the total compensation cost related to unvested restricted share awards and performance-based vesting restricted stock units not yet recognized was $54.9 million. This expense is expected to be recognized over a weighted-average period of 1.83 years.

Note 8. Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customers' transactions as of March 31, 2020 and December 31, 2019 is included in the following table (in thousands):

		March 31, 2020		December 31, 2019
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Assets	Other assets	$1,408,913	$114,221	$1,296,389	$43,507
Liabilities	Other liabilities	1,408,913	(114,772)	1,296,389	(43,715)
Total		$2,817,826	$(551)	$2,592,778	$(208)

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the three months ended March 31, 2020 and 2019 were as follows (in thousands):

		Amount of Loss Recognized in Income
	Location of Loss Recognized in Income	Three Months Ended March 31,
		2020	2019
Interest rate swap agreements	Other noninterest income	$(343)	$(13)

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses interest rate floors in an effort to mitigate the impact of declining interest rates on LIBOR-based variable rate loans. Pinnacle Financial uses forward cash flow hedges in an effort to manage future interest rate exposure on borrowings. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. A summary of Pinnacle Financial's cash flow hedge relationships as of March 31, 2020 and December 31, 2019 is as follows (in thousands):

					March 31, 2020		December 31, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor	Other assets	4.69	—%	2.25% minus 1 month LIBOR	$1,500,000	$136,584	$2,800,000	$87,422
Liability derivatives
Interest rate swaps	Other liabilities	2.09	3.09%	3 month LIBOR	$99,000	$(5,453)	$99,000	$(3,312)

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three months ended March 31, 2020 and 2019 were as follows, net of tax (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Asset derivatives	2020	2019
Interest rate floor - loans	$65,349	$—
Liability derivatives
Interest rate swaps - borrowings	$(1,580)	$(523)
	$63,769	$(523)

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Pinnacle Financial expects the hedges at March 31, 2020 to continue to be highly effective and qualify for hedge accounting during the remaining terms of the original hedging transactions. Losses totaling $1.8 million net of tax and gains totaling $256,000 net of tax were reclassified from accumulated other comprehensive income into net income during the three months ended March 31, 2020 and 2019, respectively. During the first quarter of 2020, loan interest rate floors entered into in the second quarter of 2019 with a notional amount totaling $1.3 billion and unrealized gains totaling $16.5 million were terminated. These unrealized gains will be amortized into income on a straight line basis through October 2021. Approximately $8.1 million in unrealized gains, net of tax, are expected to be reclassified from accumulated other comprehensive income (loss) into net income over the next twelve months related to cash flow hedges terminated prior to March 31, 2020.

Derivatives designated as fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. Pinnacle Financial utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable available-for-sale securities. The hedging strategy converts the fixed interest rates to LIBOR-based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities.

A summary of Pinnacle Financial's fair value hedge relationships as of March 31, 2020 and December 31, 2019 is as follows (in thousands):

					March 31, 2020		December 31, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivatives
Interest rate swap agreements - securities	Other liabilities	6.79	3.08%	3 month LIBOR	$477,905	$(79,651)	$477,905	$(40,778)

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Location of Loss on Derivative	Amount of Loss Recognized in Income
		Three Months Ended March 31,
Liability derivatives		2020	2019
Interest rate swaps - securities	Interest income on securities	$(38,873)	$(10,280)
Interest rate swaps - loans	Interest income on loans	$—	$(4,854)

	Location of Gain on Hedged Item	Amount of Gain Recognized in Income
		Three Months Ended March 31,
Liability derivatives - hedged items		2020	2019
Interest rate swaps - securities	Interest income on securities	$38,873	$10,280
Interest rate swaps - loans	Interest income on loans	$—	$4,854
The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at March 31, 2020 and December 31, 2019 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Line item on the balance sheet
Securities available-for-sale	$589,629	$551,789	$79,651	$40,778

During the three months ended March 31, 2020, amortization expense totaling $1.1 million related to previously terminated fair value hedges was recognized as a reduction to interest income on loans.

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

Collateral Dependent Loans – Collateral dependent loans are measured at the fair value of the collateral securing the loan less estimated selling costs. The fair value of real estate collateral is determined based on real estate appraisals which are generally based on recent sales of comparable properties which are then adjusted for property specific factors. Non real estate collateral is valued based on various sources, including third party asset valuations and internally determined values based on cost adjusted for depreciation and other judgmentally determined discount factors. Collateral dependent loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower's underlying financial condition.

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

The following tables present financial instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
March 31, 2020
Investment securities available-for-sale:
U.S. Treasury securities	$73,200	$—	$73,200	$—
U.S. government agency securities	92,327	—	92,327	—
Mortgage-backed securities	1,618,580	—	1,618,580	—
State and municipal securities	1,036,619	—	1,021,852	14,767
Agency-backed securities	146,460	—	146,460	—
Corporate notes and other	63,378	—	63,378	—
Total investment securities available-for-sale	$3,030,564	$—	$3,015,797	$14,767
Other investments	65,194	—	25,438	39,756
Other assets	262,156	—	262,156	—
Total assets at fair value	$3,357,914	$—	$3,303,391	$54,523

Other liabilities	$202,366	$—	$202,366	$—
Total liabilities at fair value	$202,366	$—	$202,366	$—

December 31, 2019
Investment securities available-for-sale:
U.S. Treasury securities	$72,867	$—	$72,867	$—
U.S. government agency securities	79,692	—	79,692	—
Mortgage-backed securities	1,463,907	—	1,463,907	—
State and municipal securities	1,714,453	—	1,698,550	15,903
Agency-backed securities	152,972	—	152,972	—
Corporate notes and other	56,104	—	56,104	—
Total investment securities available-for-sale	3,539,995	—	3,524,092	15,903
Other investments	63,291	—	25,135	38,156
Other assets	134,040	—	134,040	—
Total assets at fair value	$3,737,326	$—	$3,683,267	$54,059

Other liabilities	$87,613	$—	$87,613	$—
Total liabilities at fair value	$87,613	$—	$87,613	$—

The following table presents assets measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

March 31, 2020	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$27,182	$—	$—	$27,182
Collateral dependent loans	$35,254	$—	$—	$35,254
Total	$62,436	$—	$—	$62,436

December 31, 2019
Other real estate owned	$29,487	$—	$—	$29,487
Impaired loans, net (1)	32,477	—	—	32,477
Total	$61,964	$—	$—	$61,964

(1) Amount is net of valuation allowance of $3.3 million at December 31, 2019 as required by ASC 310-10, "Receivables."

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended March 31, 2020, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2020 and March 31, 2019 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three months ended March 31,
	2020		2019
	Available-for-sale Securities	Other assets	Available-for-sale Securities	Other assets
Fair value, beginning of period	$15,903	$38,156	$14,595	$26,422
Total realized gains included in income	28	(174)	30	448
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	(21)	—	(496)	—
Purchases	—	2,361	—	1,670
Issuances	—	—	—	—
Settlements	(1,143)	(587)	(399)	(433)
Transfers out of Level 3	—	—	—	—
Fair value, end of period	$14,767	$39,756	$13,730	$28,107
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at period-end	$28	$(174)	$30	$448

The following tables present the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at March 31, 2020 and December 31, 2019.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

March 31, 2020	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$1,059,257	$1,051,091	$—	$1,051,091	$—
Loans, net	20,174,388	20,503,751	—	—	20,503,751
Consumer loans held-for-sale	87,245	89,072	—	89,072	—
Commercial loans held-for-sale	6,850	6,993	—	6,993	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	21,519,719	20,820,328	—	—	20,820,328
Federal Home Loan Bank advances	2,317,520	2,359,795	—	—	2,359,795
Subordinated debt and other borrowings	669,658	637,187	—	—	637,187

Off-balance sheet instruments:
Commitments to extend credit (2)	8,189,466	17,676	—	—	17,676

December 31, 2019
Financial assets:
Securities held-to-maturity	$188,996	$201,217	$—	$201,217	$—
Loans, net	19,693,099	19,717,845	—	—	19,717,845
Consumer loans held-for-sale	81,820	82,986	—	82,986	—
Commercial loans held-for-sale	17,585	17,836	—	17,836	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	20,307,382	19,647,392	—	—	19,647,392
Federal Home Loan Bank advances	2,062,534	2,078,514	—	—	2,078,514
Subordinated debt and other borrowings	749,080	712,220	—	—	712,220

Off-balance sheet instruments:
Commitments to extend credit (2)	8,141,920	3,786	—	—	3,786
(1)Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.
(2)At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments, including both commitments for unfunded loans and standby letters of credit. In making this evaluation, Pinnacle Financial utilizes credit loss expectations on funded loans from our allowance for credit losses methodology and evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at March 31, 2020 and December 31, 2019, Pinnacle Financial included in other liabilities $16.3 million and $2.4 million, respectively, representing expected credit losses on off-balance sheet commitments, which are reflected in the estimated fair values of the related commitments. Also included in the fair values at March 31, 2020 and December 31, 2019 are unamortized fees related to these commitments of $1.4 million at both dates.

Note 10. Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years. Under Tennessee corporate law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity, and other needs. In addition to state law limitations on Pinnacle Financial's ability to pay dividends, the Federal Reserve imposes limitations on Pinnacle Financial's ability to pay dividends. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if Pinnacle Financial's regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer. During the three months ended March 31, 2020, Pinnacle Bank paid $44.1 million in dividends to Pinnacle Financial. As of March 31, 2020, Pinnacle Bank could pay approximately $571.3 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2018, Pinnacle Financial has paid a quarterly common stock dividend of $0.16 per share. The amount and timing of all future dividend payments by Pinnacle Financial, if any, is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's receipt of dividends from Pinnacle Bank, earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to Pinnacle Financial and receipt of any regulatory approvals that may become required as a result of each Pinnacle Financial's or Pinnacle Bank's financial results.

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

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, each of Pinnacle Bank and Pinnacle Financial has elected the option to delay the estimated impact on regulatory capital of Pinnacle Financial's and Pinnacle Bank's adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13 as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”) will be delayed for two years . After two years, the cumulative amount of the transition adjustments will become fixed and will be phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in year three, 50% recognized in year four, and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed.

Management believes, as of March 31, 2020, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2020
Total capital to risk weighted assets:
Pinnacle Financial	$3,158,818	12.8%	$1,973,843	8.0%	$2,467,303	10.0%
Pinnacle Bank	$2,993,005	12.2%	$1,968,039	8.0%	$2,460,049	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,311,306	9.4%	$1,480,382	6.0%	$1,973,843	8.0%
Pinnacle Bank	$2,694,493	11.0%	$1,476,029	6.0%	$1,968,039	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$2,311,184	9.4%	$1,110,287	4.5%	NA	NA
Pinnacle Bank	$2,694,370	11.0%	$1,107,022	4.5%	$1,599,032	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,311,306	8.8%	$1,048,902	4.0%	NA	NA
Pinnacle Bank	$2,694,493	10.3%	$1,047,399	4.0%	$1,309,248	5.0%

At December 31, 2019
Total capital to risk weighted assets:
Pinnacle Financial	$3,159,375	13.2%	$1,912,885	8.0%	$2,391,106	10.0%
Pinnacle Bank	$2,906,853	12.2%	$1,906,839	8.0%	$2,383,549	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,319,234	9.7%	$1,434,664	6.0%	$1,912,885	8.0%
Pinnacle Bank	$2,679,713	11.2%	$1,430,129	6.0%	$1,906,839	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$2,319,112	9.7%	$1,075,998	4.5%	NA	NA
Pinnacle Bank	$2,679,590	11.2%	$1,072,597	4.5%	$1,549,307	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,319,234	9.1%	$1,021,836	4.0%	NA	NA
Pinnacle Bank	$2,679,713	10.5%	$1,019,210	4.0%	$1,274,012	5.0%
(*) Average assets for the above calculations were based on the most recent quarter.

Note 11.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities. Pinnacle Financial also has a $75.0 million revolving credit facility, of which it had no outstanding borrowings as of March 31, 2020. Pinnacle Financial and the lender amended this credit facility on April 22, 2020 to, among other things, extend the maturity date to July 24, 2020. Additionally, Pinnacle Financial and Pinnacle Bank have entered into certain other subordinated debt agreements as outlined below as of March 31, 2020 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2020	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	3.64%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	2.77%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	3.10%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	3.59%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	5.25%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	4.68%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	4.23%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	3.07%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	4.33%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	2.23%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	3.50%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	2.87%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (2)
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (3)

Other Borrowings
Revolving credit facility (4)	April 25, 2019	April 24, 2020	—		30-day LIBOR + 1.50%

Debt issuance costs and fair value adjustments			(13,337)
Total subordinated debt and other borrowings			$669,658
(1) Migrates to three month LIBOR + 3.128% beginning July 30, 2020 through the end of the term.
(2) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(3) Migrates to three month LIBOR + 2.775% beginning September 15, 2024 through the end of the term.
(4) Borrowing capacity on the revolving credit facility is $75.0 million. At March 31, 2020, there were no amounts outstanding under this facility. An unused fee of 0.30% is assessed on the average daily unused amount of the loan. On April 22, 2020, the facility was amended to extend the maturity date to July 24, 2020.

On September 11, 2019, Pinnacle Financial issued $300.0 aggregate principal amount of 4.125% Fixed-to-Floating Rate Subordinated Notes due 2029 (the 2029 Notes) in a public offering. The offering and sale of the 2029 Notes yielded net proceeds of approximately $296.5 million after deducting the underwriting discount and offering expenses payable by Pinnacle Financial. Pinnacle Financial used approximately $8.8 million of such proceeds to redeem the previously outstanding Subordinated Note due October 15, 2023, which Pinnacle Financial assumed in the BNC merger and which carried an interest rate of 7.23% at the time of such redemption. Pinnacle Financial also used a portion of the net proceeds of this offering to redeem the outstanding balance and accrued interest of the $20.0 million aggregate principal amount of Avenue subordinated notes and $60.0 million aggregate principal amount of BNC subordinated notes. Pinnacle Financial intends to use the remainder of the net proceeds from the offering of the 2029 Notes for general corporate purposes, including providing capital to support the growth of Pinnacle Bank's business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2020 and December 31, 2019 and our results of operations for the three months ended March 31, 2020 and 2019. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein and the risk factors discussed in Part II, Item 1A - Risk Factors, herein as well as our Annual Report on Form 10-K for the year ended December 31, 2019 (Form 10-K) and the other reports we have filed with the Securities and Exchange Commission since we filed that Form 10-K.

Impact of COVID-19 Pandemic

On January 30, 2020, the World Health Organization declared a global health emergency related to a novel strain of the coronavirus, COVID-19. With that declaration, we activated our pandemic response team and began work to prepare both our associates and clients for the impact of COVID-19. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. These actions included the decision by the Federal Reserve Open Markets Committee to lower the target for the federal funds rate to a range of between zero to 0.25% on March 15, 2020. This action followed a prior reduction of the targeted federal funds rate to a range of 1.0% to 1.25% on March 3, 2020.

We have been intentional in our response to the COVID-19 pandemic to ensure strength in our balance sheet, including increases in liquidity and reserves. We have adjusted our business practices, including restricting employee travel, encouraging employees to work from home, where possible, converting to drive-thru only service with specific needs facilitated by appointment, implementing social distancing guidelines within our offices and by the launch of our pandemic response team.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program ("PPP"), a program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to provide support to participating businesses and increase the ability of these businesses to retain workers. As of April 30, 2020, we had obtained approvals for approximately 13,000 clients totaling approximately $2.4 billion in approved loans.

We have also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers. This program allows for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. As of April 30, 2020, we had granted deferrals on approximately $4.1 billion in aggregate principal amount of loans.

We believe our response has allowed and continues to allow us to appropriately support our associates, clients and their communities. The COVID-19 pandemic along with the implementation of CECL have contributed to an increased provision for credit losses for the first quarter of 2020 and an extended duration of economic disruption resulting from the virus could lead to increased net charge-offs and increased provisioning expense. We continue to monitor both the impact of COVID-19 and the effects of the CARES Act closely; however, the extent to which each will impact our operations and financial results during the remainder of 2020 is uncertain.

Overview

Our diluted net income per common share for the three months ended March 31, 2020 was $0.37 compared to $1.22 for the same period in 2019. At March 31, 2020, loans had increased to $20.4 billion, as compared to $19.8 billion at December 31, 2019, and total deposits increased to $21.3 billion at March 31, 2020 from $20.2 billion at December 31, 2019.

Results of Operations.  Our net interest income increased to $193.6 million for the three months ended March 31, 2020 compared to $187.2 million for the same period in the prior year, representing an increase of $6.4 million. For the three months ended March 31, 2020 when compared to the comparable period in 2019, this increase was the result of organic loan growth during the comparable periods, a portion of which was the result of commercial loan draws we believe were the result of our borrowers accessing these lines in response to the economic uncertainty from the COVID-19 pandemic. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2020 was 3.28% compared to 3.62% for the same period in 2019 and reflects the competitive rate environments for loans and deposits in our markets, the decline in short-term interest rates and for the quarter ended March 31, 2020 declining levels of positive impact from purchase accounting.

Our provision for credit losses was $99.9 million for the three months ended March 31, 2020 compared to $7.2 million for the same period in 2019. The primary drivers of the increase in provision were the anticipated economic impact of the COVID-19 pandemic and our adoption of FASB ASU 2016-13 on January 1, 2020. ASU 2016-13, which introduces the current expected credit losses (CECL) methodology, requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Also contributing to the increase in provision was an increase in net charge-offs, which totaled $10.2 million for the three months ended March 31, 2020 compared to $3.6 million for the same period in 2019. The increase in net charge-offs in the first quarter of 2020 was in large part the result of an approximately $5.0 million charge-off related to a single credit in the commercial and industrial loan category. This credit was criticized going into the COVID-19 pandemic and as a result of the pandemic suffered further deterioration resulting in its partial charge-off during the quarter.
At March 31, 2020, our allowance for credit losses as a percentage of total loans was 1.09% compared to 0.48% at December 31, 2019. The increase in the allowance for credit losses is largely the result of the implementation of CECL on January 1, 2020, which resulted in an adjustment to the opening balance of the allowance for credit losses of $38.1 million, and increased provisioning during the quarter ended March 31, 2020 due to the anticipated economic impact of the COVID-19 pandemic. The increase in the opening balance upon the implementation of CECL is partially attributable to a change in the treatment of acquired loans. Prior to the adoption of CECL, acquired loans required an allowance only if estimated credit losses exceeded the remaining purchase accounting fair value discounts. Under CECL, an allowance for credit losses is recognized for all loans without regard to fair value discounts. Also contributing to the increase in the opening balance upon adoption was an overall increase in reserve rates under CECL due to the estimation of all expected credit losses over the remaining contractual life of the portfolio rather than only probable incurred losses as was required under the prior accounting standard.

Noninterest income increased by $19.3 million, or 37.8%, during the three months ended March 31, 2020 compared to the same period in 2019. The growth in noninterest income was in part attributable to gains on mortgage loans sold, net, which increased by $3.7 million for the three months ended March 31, 2020 as compared to the same period in the prior year, largely due to the interest rate environment as well are our increased number of mortgage originators in the respective periods. Additionally, income from our equity method investment in BHG increased $2.3 million, or 17.3%, during the three months ended March 31, 2020 compared to the same period in the prior year. Also impacting our noninterest income was the $5.0 million, or 42.4%, year-over-year increase in wealth management revenue during the quarter ended March 31, 2020 as compared to March 31, 2019 and $463,000 in net gains on sales of securities compared to $1.9 million in net losses on sales of securities during the three months ended March 31, 2019. Other noninterest income increased during the three months ended March 31, 2020 by $5.4 million, of which $1.4 million was attributed to revenues associated with customer back-to-back swap transactions and $769,000 was related to revenues associated with SBA loan sales, not inclusive of those loans associated with the PPP. The remaining increase was realized throughout our other fee revenue lines of business.
Noninterest expense increased by $23.3 million, or 20.4%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Impacting noninterest expenses during the three months ended March 31, 2020, was an increase in our associate base in the first quarter of 2020 versus the first quarter of 2019 and the resulting increase in salaries and employment benefits expense of $10.1 million for the three months ended March 31, 2020 as compared to the same period in the prior year. Also impacting noninterest expense in the first quarter of 2020 was $5.2 million in lending related costs related to an increase in our off balance sheet reserves. The increase in the expense related to off balance sheet reserves during the three months ended March 31, 2020 was largely due to the impact of the COVID-19 pandemic on expected credit losses under CECL.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 52.0% for the three months ended March 31, 2020 compared to 47.9% for the same period in 2019. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.
During the three months ended March 31, 2020, we recorded an income tax benefit of $1.7 million compared to income tax expense of $23.1 million for the three months ended March 31, 2019. Our effective tax rate for the three months ended March 31, 2020 was a benefit of 6.2% compared to expense of 19.7% for the three months ended March 31, 2019. Our tax expense in the first quarter of 2020 was impacted by the provision for credit losses recorded in response to the COVID-19 pandemic, which was recorded as a discrete item of total income tax and contributed a tax benefit of $22.4 million. Our tax rate in each period was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in the recognition of tax benefits of $862,000 for the three months ended March 31, 2020 compared to tax benefits of $769,000 for the three months ended March 31, 2019.

Financial Condition.  Net loans increased $609.0 million, or 3.1%, during the three months ended March 31, 2020, when compared to December 31, 2019, due in part to approximately $257.4 million in commercial loan draws, most of which we believe were in response to the COVID-19 pandemic, as well as continued economic growth in our core markets prior to the COVID-19 pandemic, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company. Total deposits were $21.3 billion at March 31, 2020, compared to $20.2 billion at December 31, 2019, an increase of $1.1 billion, or 5.7%. Deposit growth during the period is largely the result of our intentional emphasis on gathering low cost core deposits during 2020, but was also likely aided by our clients' need to build liquidity going into the COVID-19 pandemic, stock market conditions and the extension of the deadline for filing of U.S. income tax returns and the payment of taxes as a result of COVID-19.
Capital and Liquidity. At March 31, 2020 and December 31, 2019, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At March 31, 2020, we had approximately $81.3 million of cash at the parent company to be used to support our bank. Additionally, we believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as the $300 million subordinated debt offering issued during the third quarter of 2019 as well as an established line of credit with another bank that can be utilized, subject to the terms and conditions thereof, to provide up to $75 million of additional capital through July 24, 2020 to support Pinnacle Bank and for other matters, if needed. We also have the ability to issue equity or debt securities, including preferred shares or subordinated debt, from time to time as we have done in the past to support our capital needs and those of Pinnacle Bank, and we periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.
On November 13, 2018, Pinnacle Financial announced that its board of directors authorized a share repurchase program for up to $100.0 million of Pinnacle Financial’s outstanding common stock and on October 15, 2019, the board approved an additional $100.0 million of repurchase authorization. The current repurchase program expired on March 31, 2020, with the additional $100.0 million authorization expiring on December 31, 2020. Prior to January 1, 2020, we repurchased approximately 1.5 million shares of our common stock at an aggregate cost of $82.1 million. During the quarter ended March 31, 2020, we repurchased approximately 1.0 million shares of our common stock at an aggregate cost of $50.8 million. Our last purchase of shares of our common stock occurred on March 19, 2020. At this time, we have suspended our repurchase program until we gain more clarity on the length and depth of the COVID-19 pandemic.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. On January 1, 2020, we adopted FASB ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) which significantly changes our methodology for determining our allowance for credit losses, and ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment which simplifies our process for performing goodwill impairment testing. See Note 1. Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for further information related to these changes. There have been no other significant changes to our Critical Accounting Estimates as described in our Form 10-K.

Selected Financial Information
The following is a summary of certain financial information as of or for the three month periods ended March 31, 2020 and 2019 (dollars in thousands, except per share data):

	As of or For the Three Months Ended March 31,		2020 - 2019 Percent
	2020	2019	Increase (Decrease)
Income Statement:
Interest income	$263,069	$257,883	2.0%
Interest expense	69,517	70,637	(1.6)%
Net interest income	193,552	187,246	3.4%
Provision for credit losses	99,889	7,184	1,290.4%
Net interest income after provision for credit losses	93,663	180,062	(48.0)%
Noninterest income	70,377	51,063	37.8%
Noninterest expense	137,349	114,051	20.4%
Net income before income taxes	26,691	117,074	(77.2)%
Income tax (benefit) expense	(1,665)	23,114	(107.2)%
Net income	$28,356	$93,960	(69.8)%
Per Share Data:
Basic net income per common share	$0.37	$1.22	(69.7)%
Diluted net income per common share	$0.37	$1.22	(69.7)%

Balance Sheet:
Loans, net of allowance for credit losses	$20,174,388	$19,693,099	2.4%
Deposits	$21,333,171	$20,181,028	5.7%

Performance Ratios:
Return on average assets (1)	0.40%	1.52%	(73.7)%
Return on average stockholders' equity (2)	2.58%	9.49%	(72.8)%

(1) Return on average assets is the result of net income for the reported period on an annualized basis, divided by average assets for the period.
(2) Return on average stockholders' equity is the result of net income for the reported period on an annualized basis, divided by average shareholders' equity for the period.

Results of Operations

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $193.6 million for the three months ended March 31, 2020, an increase of $6.4 million from the levels recorded in the first three months of 2019. This increase was attributable to organic growth in our loan portfolio, a portion of which was attributable to commercial loan draws by our commercial borrowers in response to the COVID-19 pandemic and the impact of the loans we acquired in connection with our acquisition of Advocate Capital offset in part by decreases in the yields we earn on earning assets, increases in the volume of deposits and our other funding sources.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)(2)	$20,009,288	$236,420	4.84%	$17,938,480	$229,379	5.28%
Securities:
Taxable	1,924,629	10,268	2.15%	1,845,927	13,540	2.97%
Tax-exempt (2)	1,889,914	13,824	3.51%	1,456,749	11,672	3.87%
Federal funds sold and other	807,796	2,557	1.27%	469,909	3,292	2.84%
Total interest-earning assets	24,631,627	$263,069	4.41%	21,711,065	$257,883	4.94%
Nonearning assets
Intangible assets	1,870,063			1,852,451
Other nonearning assets	1,735,952			1,486,438
Total assets	$28,237,642			$25,049,954

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	3,745,280	8,467	0.91%	3,130,492	9,323	1.21%
Savings and money market	8,097,549	20,435	1.01%	7,539,052	26,336	1.42%
Time	4,076,897	21,796	2.15%	3,493,107	18,558	2.15%
Total interest-bearing deposits	15,919,726	50,698	1.28%	14,162,651	54,217	1.55%
Securities sold under agreements to repurchase	141,192	115	0.33%	109,306	145	0.54%
Federal Home Loan Bank advances	2,029,888	10,407	2.06%	1,926,358	9,963	2.10%
Subordinated debt and other borrowings	673,415	8,297	4.96%	470,775	6,312	5.44%
Total interest-bearing liabilities	18,764,221	69,517	1.49%	16,669,090	70,637	1.72%
Noninterest-bearing deposits	4,759,729	—	0.00%	4,195,443	—	0.00%
Total deposits and interest-bearing liabilities	23,523,950	$69,517	1.19%	20,864,533	$70,637	1.37%
Other liabilities	296,537			168,046
Stockholders' equity	4,417,155			4,017,375
Total liabilities and stockholders' equity	$28,237,642			$25,049,954
Net interest income		$193,552			$187,246
Net interest spread (3)			2.92%			3.22%
Net interest margin (4)			3.28%			3.62%

(1) Average balances of nonaccrual loans are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $7.0 million of taxable equivalent income for the three months ended March 31, 2020 compared to $6.5 million for the three months ended March 31, 2019. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended March 31, 2020 would have been 3.22% compared to a net interest spread of 3.57% for the three months ended March 31, 2019.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended March 31, 2020, our net interest margin was 3.28% compared to 3.62% for the three months ended March 31, 2019. Our net interest margin for the three month period ended March 31, 2020 was negatively impacted by yield compression in our earning asset portfolio due to a declining macroeconomic interest rate environment, which included a 150 basis points reduction in the federal funds rate in March 2020, as well as a reduction in purchase accounting accretion. This decrease was offset somewhat by a decrease in funding costs. During the three months ended March 31, 2020, our earning asset yield decreased by 53 basis points from the same period in the prior year. Our total funding rates decreased by 18 basis points compared to the three months ended March 31, 2019.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Pricing for creditworthy borrowers and meaningful depositors is very competitive in our markets and this competition has adversely impacted, and may continue to adversely impact, our margins. This challenging competitive environment may continue during 2020 even during a time of economic uncertainty due to COVID-19. We also expect the positive impact of purchase accounting on our net interest income will lessen in future periods, which will negatively affect our net interest margin in 2020. We have sought to mitigate much of the negative impact that reductions in short-term interest rates would have on our net interest margin through restructuring a portion of our investment securities portfolio, purchasing loan interest rate floors, and unwinding fixed-to-floating loan interest rate swaps. Those tactics have benefited us during this recent period of falling short-term interest rates. However, our net interest margin could be additionally impacted if we are not able to continue to lower deposit rates at a pace necessary to offset declines in our earning asset yields. Should we determine holding additional on-balance sheet liquidity to be a prudent response to the COVID-19 pandemic, this would likely result in lowering the net interest margin even if the additional liquidity has no effect on net interest income. We seek to fund increased loan volumes by growing our core deposits, but will utilize non-core funding to fund shortfalls, if any. To the extent that our dependence on non-core funding sources increases during 2020 our net interest margin would likely be negatively impacted as we may not be able to reduce the rates we pay on these deposits as quickly as we can on core deposits.

Provision for Credit Losses. On January 1, 2020, we adopted FASB ASU 2016-13, which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loan and held-to-maturity securities portfolios. Accordingly, the provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. The provision for credit losses amounted to $99.9 million for the three months ended March 31, 2020 compared to $7.2 million for the three months ended March 31, 2019. Provision expense is impacted by organic loan growth in our loan portfolio, our internal assessment of the credit quality of the loan portfolio, our expectations about future economic conditions and net charge-offs. The primary driver of the increase in provision for credit losses for the three months ended March 31, 2020 was the estimated economic impact of the COVID-19 pandemic. Our CECL model relies on projected macroeconomic conditions, including unemployment and GDP, as key inputs to estimate future credit losses. As a result, the anticipated deterioration in economic conditions resulting from COVID-19 has resulted in a significant increase in expected credit losses. Also contributing to the increase in the provision for credit losses was an increase in net charge-offs, which totaled $10.2 million for the three months ended March 31, 2020 compared to $3.6 million for the same period in 2019. The increase in net charge-offs in the first quarter of 2020 was in large part the result of an approximately $5.0 million charge-off related to a single credit in the commercial and industrial loan category. This credit was criticized going into the COVID-19 pandemic and as a result of the pandemic became further deteriorated resulting in its partial charge-off during the quarter ended March 31, 2020.

Our allowance for credit losses reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses assessment methodology. At March 31, 2020, our allowance for credit losses as a percentage of total loans was 1.09%, up from 0.48% at December 31, 2019. The increase in the allowance for credit losses is largely the result of the implementation of CECL on January 1, 2020, which resulted in an adjustment to the opening balance of the allowance for credit losses of $38.1 million, and increased provisioning during the quarter ended March 31, 2020 due to the estimated economic impact of the COVID-19 pandemic.

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

The following is a summary of our noninterest income for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		2020 - 2019 Percent
	2020	2019	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$9,032	$8,542	5.7%
Investment services	9,239	5,468	69.0%
Insurance sales commissions	3,240	2,928	10.7%
Gains on mortgage loans sold, net	8,583	4,878	76.0%
Investment (gains) losses on sales of securities, net	463	(1,960)	123.6%
Trust fees	4,170	3,295	26.6%
Income from equity method investment	15,592	13,290	17.3%
Other noninterest income:
Interchange and other consumer fees	9,969	7,507	32.8%
Bank-owned life insurance	4,652	4,095	13.6%
Loan swap fees	2,187	761	187.4%
SBA loan sales	1,341	572	134.4%
Gain (loss) on other equity investments	(174)	782	(122.3)%
Other noninterest income	2,083	905	130.2%
Total other noninterest income	20,058	14,622	37.2%
Total noninterest income	$70,377	$51,063	37.8%

The increase in service charges on deposit accounts in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts resulting from organic growth.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three months ended March 31, 2020, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, increased by $3.8 million to $9.2 million compared to the three months ended March 31, 2019. At March 31, 2020 and 2019, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $4.0 billion and $4.1 billion, respectively, in brokerage assets. Revenues from the sale of insurance products by our insurance subsidiaries for the three months ended March 31, 2020 increased by $312,000 compared to the same period in the prior year. Included in insurance revenues for the three months ended March 31, 2020 was $1.1 million of contingent income received in the first quarter of 2020 that was based on 2019 sales production and claims experience compared to $815,000 recorded in the same period in the prior year. Additionally, at March 31, 2020, our trust department was receiving fees on approximately $2.7 billion of managed assets compared to $2.3 billion at March 31, 2019, reflecting organic growth and increased market valuations. The growth in our wealth management businesses is attributable to the addition of associates in these areas, market volatility and the attractive markets in which we operate.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $8.6 million for the three months ended March 31, 2020 compared to $4.9 million for the same period in the prior year. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. There is a positive correlation between the dollar amount of the mortgage pipeline and the value of this hedge. Therefore, the change in the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At March 31, 2020, the mortgage pipeline included $288.6 million in loans expected to close in 2020 compared to $115.9 million in loans at March 31, 2019 expected to close in 2019.

Investment gains and losses on sales, net represent the net gains and losses on sales of investment securities in our available-for-sale securities portfolio during the periods noted. During the three months ended March 31, 2020, we sold approximately $30.2 million of securities for a net gain of $463,000 compared to the three months ended March 31, 2019, when we sold approximately $126.6 million of securities for a net loss of $1.9 million.

Income from equity-method investment. Income from equity-method investment is comprised solely of income from our 49% equity-method investment in BHG. BHG is engaged in the origination of commercial and consumer loans primarily to healthcare providers and other professionals throughout the United States. The loans originated by BHG are either financed by secured borrowings or sold without recourse to independent financial institutions and investors. BHG has expanded its operations to include commercial lending to other professional service firms such as attorneys, accountants and others.

Income from this equity-method investment was $15.6 million for the three months ended March 31, 2020 compared to $13.3 million for the same period last year. The increased level of contribution we have experienced from BHG in the three months ended March 31, 2020 when compared to the comparable period in 2019 reflects the positive results BHG has experienced as a result of enhancements to its business model, including its marketing efforts. Historically, BHG has sold the majority of the loans its originates to a network of bank purchasers though a combination of online auctions, direct sales and its direct purchase option. In the second half of 2019, BHG began retaining more loans on its balance sheet than historically had been the case in recent years. As a result of the economic disruption resulting from the COVID-19 pandemic, BHG, in the first quarter of 2020, sold more loans through its auction platform than we had anticipated would be the case earlier in the year and will likely slow its transition to holding more loans on its balance sheet as the effects of COVID-19 are monitored. As is the case for our business, the impact of the COVID-19 pandemic on BHG's business is not fully known at this point though, we believe its business, including demand for its loans and losses it may incur as a result of borrowers experiencing financial difficulty, will be negatively impacted.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets of $293,000 for the three months ended March 31, 2020 compared to $475,000 for the three months ended March 31, 2019. At March 31, 2020, there were $8.5 million of these intangible assets that are expected to be amortized in lesser amounts over the next 15 years.  Also included in income from equity-method investment, is accretion income associated with the fair valuation of certain of BHG's liabilities of $564,000 for the three months ended March 31, 2020, compared to $683,000 for the three months ended March 31, 2019. At March 31, 2020, there were $4.3 million of these liabilities that are expected to accrete into income in lesser amounts over the next six years.

During the three months ended March 31, 2020, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $8.0 million in the aggregate compared to $12.7 million for the same period in the prior year, which reduced the carrying amount of our investment in BHG, while earnings from BHG during such periods increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. No loans were purchased from BHG by Pinnacle Bank for the three month periods ended March 31, 2020 or 2019, respectively. Earnings from BHG are likely to fluctuate from period-to-period.

As our ownership interest in BHG is 49% and our representatives do not occupy a majority of the seats on BHG's board of managers, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity method investment in noninterest income. For the three months ended March 31, 2020, BHG reported $97.9 million in revenues, net of substitution losses of $16.3 million compared to revenues of $62.8 million for the three months ended March 31, 2019, net of substitution losses of $12.4 million.

Approximately $69.7 million of BHG's revenues for the three months ended March 31, 2020 related to gains on the sale of commercial loans BHG had previously issued primarily to doctor, dentist and other medical practices compared to $48.7 million for the three months ended March 31, 2019. BHG refers to this activity as its core product. BHG typically funds these loans from cash reserves on its balance sheet. Subsequent to origination, these core product loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan. The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model.

At March 31, 2020 and 2019, there were $2.8 billion and $2.0 billion, respectively, in core product loans previously sold by BHG that were being actively serviced by BHG's network of bank purchasers. BHG, at its sole option, may also provide purchasers of these core product loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. This substitution is subject to the purchaser having adhered to the standards of its purchase agreement with BHG. Additionally, all substitutions are subject to the approval by BHG's board of managers. As a result, the reacquired loans are deemed purchased credit impaired and recorded on BHG's balance sheet at the net present value of the loan's anticipated cash flows. BHG will then initiate collection efforts and attempt to restore the reacquired loan to performing status. As a result, BHG maintained a liability as of March 31, 2020 and 2019 of $179.0 million and $91.2 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution. This liability represents 6.4% and 4.6%, respectively, of core product loans previously sold by BHG that remain outstanding as of March 31, 2020 and 2019, respectively. The increase in this liability in the three months ended March 31, 2020 was principally the result of the economic disruption associated with the COVID-19 pandemic which has adversely impacted physician and dental practices in a material manner.

BHG will maintain loans on its balance sheet for a period of time prior to sale or transfer to a purchaser. Alternatively, BHG may elect to keep certain loans on its balance sheet through maturity. From time to time, BHG may hold a higher volume of these loans depending upon the timing of loan originations, their loan pipeline and market demand as well as the deployment of their business strategy. As previously discussed, BHG realigned their business model to retain more of their originated loans on their balance sheet beginning in the second half of 2019. At March 31, 2020, BHG reported loans totaling $735.2 million compared to $412.7 million as of March 31, 2019. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At March 31, 2020 and 2019, BHG had $361.8 million and $174.5 million, respectively, of secured borrowings associated with loans held for investment which did not qualify for sale accounting. At March 31, 2020 and 2019, BHG reported allowance for loan losses totaling $9.2 million and $2.5 million, respectively. Interest income and fees amounted to $24.2 million for the three months ended March 31, 2020 compared to $10.6 million for the three months ended March 31, 2019.

BHG also sometimes refers loans to other financial institutions and, based on an agreement with the institution, earns a fee for doing so. Typically, these are loans that BHG believes would either be classified as consumer-type loans rather than commercial loans, fail to meet the credit underwriting standards of BHG but another institution will accept the loans or are loans issued to borrowers in certain geographic locations where BHG has elected not to do business. For the three months ended March 31, 2020, BHG recognized fee income of $558,000 compared to $629,000 for the same period in the prior year related to these activities.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased in the three months ended March 31, 2020 as a result of increased debit and credit card transactions as compared to the comparable periods in 2019 resulting from organic growth. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $4.7 million for the three months ended March 31, 2020 compared to $4.1 million for the three months ended March 31, 2019. The increase in earnings on these bank-owned life insurance policies resulted primarily from the purchase $60.0 million of new policies purchased in the first quarter of 2019 and an additional $50.0 million in new policies later in 2019. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. Loan swap fees increased by $1.4 million during the three months ended March 31, 2020 as compared to the same period in 2019 due primarily to reduced third party fees and an increase in the volume of activity resulting from the current interest rate environment. SBA loan sales are also included in other noninterest income and fluctuate based on the current market environment. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses. The following is a summary of our noninterest expense for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		2020 - 2019 Percent
	2020	2019	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$52,176	$45,056	15.8%
Commissions	3,983	3,140	26.8%
Cash and equity incentives	10,280	11,163	(7.9%)
Employee benefits and other	14,041	11,017	27.4%
Total salaries and employee benefits	80,480	70,376	14.4%
Equipment and occupancy	20,978	19,331	8.5%
Other real estate expense, net	2,415	246	881.7%
Marketing and other business development	3,251	2,948	10.3%
Postage and supplies	1,990	1,892	5.2%
Amortization of intangibles	2,520	2,311	9.0%
Other noninterest expense:
Deposit related expense	5,238	4,543	15.3%
Lending related expense	12,068	5,299	127.7%
Wealth management related expense	558	530	5.3%
Other noninterest expense	7,851	6,575	19.4%
Total other noninterest expense	$25,715	$16,947	51.7%
Total noninterest expense	$137,349	$114,051	20.4%

Total salaries and employee benefits expenses increased approximately $10.1 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily as a result of increases in our associate base and as the result of our annual merit increases that are effective on January 1 of each year. At March 31, 2020, our associate base was 2,562.0 full-time equivalent associates as compared to 2,324.0 at March 31, 2019. We expect salary and benefit expenses will continue to rise though at a lesser percentage rate on a linked-quarter basis as we slow our hiring efforts and focus primarily on expanding our associate base in the Atlanta market and those hires critical to our business across the rest of our franchise.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our bank's non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our bank's associates participate in our equity compensation plans. Under the annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of, and average rate paid on, core deposits and earnings (subject to certain adjustments). To the extent that the soundness threshold is met and core deposit volumes and rates and earnings are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. Through the first quarter of 2020, we have accrued incentive costs for the cash incentive plan in 2020 at approximately 50% of our targeted awards. The rate at which we are accruing for payouts under the plan is largely the result of the current and expected future impact of the COVID-19 pandemic on our results of operations and deposit volumes and costs.

Also included in employee benefits and other expense for the three months ended March 31, 2020 were approximately $5.5 million of compensation expenses related to equity-based awards for restricted shares or restricted share units, including those with performance-based vesting criteria, compared to $4.9 million for the three months ended March 31, 2019. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. Our compensation expense associated with equity awards for the three months ended March 31, 2020 increased when compared to the three months ended March 31, 2019. Key drivers of this increase were the first-time inclusion of our associates hired through our acquisition of Advocate Capital in our annual associate grant in January of 2020 as well as additional associates we have hired throughout our footprint. Additionally, performance-based awards to senior management were increased in 2020 compared to 2019. Our compensation expense associated with equity awards with time-based vesting criteria is likely to continue to increase during the remainder of 2020 when compared to 2019 as a result of the increased number of associates and our intention to hire additional experienced financial advisors, though for the remainder of 2020 we will focus primarily on expanding our associate base in the Atlanta market and those hires critical to our business across the rest of our franchise. Compensation expense associated with our performance-based vesting awards will be impacted by our performance in 2020.

Employee benefits and other expenses were $14.0 million for the three months ended March 31, 2020 compared to $11.0 million for the three months ended March 31, 2019 and include costs associated with our 401k plan, health insurance and payroll taxes.

Equipment and occupancy expenses for the three months ended March 31, 2020 increased $1.6 million to $21.0 million as compared to the same period in the prior year. The increase during the quarter ended March 31, 2020 was largely the result of our growth and increased expenses associated with technology improvements to enhance the infrastructure of our firm. We expect to incur additional costs in future periods as we continue to enhance our technology infrastructure.

Other real estate income and expenses for the three months ended March 31, 2020 increased $2.2 million to $2.4 million as compared to the same period in the prior year. Included in the quarter ended March 31, 2020 were writedowns of previously foreclosed upon properties to market value based on updated appraisals received.

Marketing and business development expense for the three months ended March 31, 2020 was $3.3 million compared to $2.9 million for the three months ended March 31, 2019. The primary source of the increase for the three months ended March 31, 2020 as compared to 2019 is the associated marketing and business development expenses necessary to support the growth of our firm across our entire footprint, specifically as we build our presence in the Atlanta market.

Intangible amortization expense was $2.5 million for the three months ended March 31, 2020 compared to $2.3 million for the same period in 2019. The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives at March 31, 2020:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
CapitalMark	2015	$6.2	7	$0.7
Magna Bank	2015	3.2	6	0.2
Avenue	2016	8.8	9	3.0
BNC	2017	48.1	10	29.3
Book of Business Intangible:
Miller Loughry Beach Insurance	2008	$1.3	20	$0.2
CapitalMark	2015	0.3	16	0.1
BNC Insurance	2017	0.4	20	0.3
BNC Trust	2017	1.9	10	1.4
Advocate Capital	2019	13.6	13	12.1

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense of these intangibles is estimated to decrease from $9.5 million to $5.3 million per year over the next five years with lesser amounts for the remaining amortization period.

Other noninterest expenses, which consists primarily of deposit, lending, wealth management and administrative expenses increased by $8.8 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019. Deposit related expense increased by $695,000 during the three months ended March 31, 2020 when compared to the same period in 2019. Lending related expenses increased $6.8 million during the three months ended March 31, 2020 when compared to the same period in 2019. This increase is primarily the result of building our off balance sheet reserves following the implementation of CECL effective January 1, 2020 and the effect that macroeconomic factors impacted by the COVID-19 pandemic had on our CECL models. Wealth management related expenses increased during the three months ended March 31, 2020 when compared to the same period in 2019. This increase is directly correlated with increased wealth management activities during the three months ended March 31, 2020. Total other noninterest expenses increased by $1.3 million during the three months ended March 31, 2020 when compared to the same period in 2019. These increases are due to a variety of factors and include increases in audit, legal and consulting fees and increased regulatory exam fees.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 52.0% for the three months ended March 31, 2020 compared to 47.9% for the three months ended March 31, 2019. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the three months ended March 31, 2020 compared to the same period in 2019 was impacted in part by increased noninterest expense during the period as a result of our building of off balance sheet reserves upon the adoption of CECL during the quarter as well as net gains and losses on sales of securities in both periods.

Income Taxes. During the three months ended March 31, 2020, we recorded an income tax benefit of $1.7 million compared to income tax expense of $23.1 million for the three months ended March 31, 2019. Our effective tax rate for the three months ended March 31, 2020 was a benefit of 6.2% compared to expense of 19.7% for the three months ended March 31, 2019. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 26.14% primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax expense in the first quarter of 2020 was impacted by the provision expense recorded in response to the COVID-19 pandemic, which was recorded as a discrete item of total income tax and contributed a tax benefit of $22.4 million. Our tax rate in each period was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in the recognition of tax benefits of $862,000 for the three months ended March 31, 2020 compared to tax benefits of $769,000 for the three months ended March 31, 2019.

Financial Condition

Our consolidated balance sheet at March 31, 2020 reflects an increase in total loans outstanding to $20.4 billion compared to $19.8 billion at December 31, 2019. Total deposits increased by $1.2 billion between December 31, 2019 and March 31, 2020. Total assets were $29.3 billion at March 31, 2020 compared to $27.8 billion at December 31, 2019.

Loans.  The composition of loans at March 31, 2020 and at December 31, 2019 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial real estate
Owner-occupied	$2,650,170	13.0%	$2,669,766	13.5%
Non-owner occupied	5,070,572	24.9%	5,039,452	25.5%
Consumer real estate – mortgage	3,106,465	15.2%	3,068,625	15.5%
Construction and land development	2,520,937	12.4%	2,430,483	12.3%
Commercial and industrial	6,752,317	33.1%	6,290,296	31.8%
Consumer and other	296,392	1.4%	289,254	1.4%
Total loans	$20,396,853	100.0%	$19,787,876	100.0%

At March 31, 2020, our loan portfolio composition remained consistent with the composition at December 31, 2019 with commercial real estate and commercial and industrial lending generally making up the largest segments of our portfolio. At March 31, 2020, approximately 34.3% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied commercial real estate properties, compared to 34.6% at December 31, 2019. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development loan segment continues to be a meaningful portion of our portfolio and reflects the development and growth of the local economies in which we operate and is diversified between commercial, residential and land.

Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At March 31, 2020 and December 31, 2019, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 84.2% and 83.6%, respectively. Construction and land development, non-owner occupied commercial real estate and multifamily loans as a percentage of total risk-based capital were 264.1% and 268.3% as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The following table classifies our fixed and variable rate loans at March 31, 2020 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (in thousands):

	Amounts at March 31, 2020			Percentage	Percentage
	Fixed Rates	Variable Rates	Totals	At March 31, 2020	At December 31, 2019
Based on contractual maturity:
Due within one year	$1,803,935	$2,260,901	$4,064,836	19.9%	20.6%
Due in one year to five years	5,394,871	4,975,813	10,370,684	50.9%	50.2%
Due after five years	3,646,537	2,314,796	5,961,333	29.2%	29.2%
Totals	$10,845,343	$9,551,510	$20,396,853	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$1,627,384	$1,627,384	8.0%	13.4%
Due within one year	1,803,935	7,306,505	9,110,440	44.7%	42.7%
Due in one year to five years	5,394,871	349,626	5,744,497	28.1%	27.7%
Due after five years	3,646,537	267,995	3,914,532	19.2%	16.2%
Totals	$10,845,343	$9,551,510	$20,396,853	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

Loans in Past Due Status.  The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
Loans past due 30 to 89 days:	2020	2019
Commercial real estate:
Owner occupied	$8,049	$5,239
Non-owner occupied	7,763	6,797
Consumer real estate – mortgage	13,777	13,803
Construction and land development	2,112	2,103
Commercial and industrial	10,841	10,952
Consumer and other	1,177	2,184
Total loans past due 30 to 89 days	$43,719	$41,078

Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$2,463	$1,719
Non-owner occupied	4,705	3,816
Consumer real estate – mortgage	8,034	7,304
Construction and land development	1,527	1,487
Commercial and industrial	4,565	6,364
Consumer and other	427	570
Total loans past due 90 days or more	$21,721	$21,260

Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.21%	0.21%
Loans past due 90 days or more as a percentage of total loans	0.11%	0.11%
Total loans in past due status as a percentage of total loans	0.32%	0.32%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $249.2 million, or 1.2% of total loans at March 31, 2020, compared to $276.0 million, or 1.4% of total loans at December 31, 2019. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. Approximately $3.9 million of potential problem loans were past due at least 30 days but less than 90 days as of March 31, 2020.

Nonperforming Assets and Troubled Debt Restructurings. At March 31, 2020, we had $98.2 million in nonperforming assets compared to $91.1 million at December 31, 2019. Included in nonperforming assets were $71.0 million in nonaccrual loans and $27.2 million in OREO and other nonperforming assets at March 31, 2020 and $61.6 million in nonaccrual loans and $29.5 million in OREO and other nonperforming assets at December 31, 2019. At March 31, 2020 and December 31, 2019, there were $3.9 million and $4.9 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status. In response to the COVID-19 pandemic and its economic impact to its customers, Pinnacle Bank implemented a short-term modification program in accordance with interagency regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days, which Pinnacle Bank may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. Pursuant to the interagency regulatory guidance, Pinnacle Financial may elect to not classify loans for which these deferrals are granted as troubled debt restructurings. As of April 30, 2020, we had granted deferrals on approximately $4.1 billion in loans.

Allowance for Credit Losses on Loans (allowance). On January 1, 2020, we adopted FASB ASU 2016-13, which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, beginning in 2020, the allowance for credit losses represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of March 31, 2020 and December 31, 2019, our allowance for credit losses was approximately $222.5 million and $94.8 million, respectively, which our management believes to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was 1.09% at March 31, 2020, up from 0.48% at December 31, 2019.

The increase in the allowance for credit losses is largely the result of the implementation of ASU 2016-13 on January 1, 2020, which resulted in an adjustment to the opening balance of the allowance for credit losses of $38.1 million, and increased provisioning during the quarter ended March 31, 2020 due primarily to the then current estimated economic impact of the COVID-19 pandemic. Our CECL models rely largely on projections of macroeconomic conditions to estimate future credit losses. Macroeconomic factors used in the model include the national unemployment rate, gross domestic product, the commercial real estate price index and certain US Treasury interest rates. Projections of these macroeconomic factors, obtained from an independent third party, are utilized to predict quarterly rates of default. The projections utilized at March 31, 2020 reflect significant deterioration in these macroeconomic factors, most notably unemployment rates, which has resulted in the significant increase in our allowance for credit losses.

Under the CECL methodology the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At March 31, 2020, reasonable and supportable periods ranging from 9 to 18 months were utilized followed by a 12 month straight line reversion period to long term averages.

The overall balance of our allowance at December 31, 2019 was impacted by fair value accounting on our acquired loan portfolios, for which an allowance for credit losses was only necessary if it exceeded the remaining fair value discount. Subsequent to the adoption of ASU 2016-13 on January 1, 2020, an allowance for credit losses is recognized for all acquired loans, regardless of the amount of remaining fair value discounts. In addition, the remaining nonaccretable discount at December 31, 2019 was reclassified into the allowance for credit losses upon adoption of ASU 2016-13 on January 1, 2020. At March 31, 2020, the remaining fair value discount for all acquired portfolios was $43.9 million, all of which will be accreted into income over the remaining contractual lives of the related loans.

For the three months ended March 31, 2020, the net fair value discount changed as follows (in thousands):

	Accretable Yield	Nonaccretable Yield	Total
December 31, 2019	$(51,322)	$(3,828)	$(55,150)
Reclassification of discount to allowance for credit losses	—	3,828	3,828
Year-to-date accretion and settlements	7,452	—	7,452
March 31, 2020	$(43,870)	$—	$(43,870)

The following table sets forth, based on management's estimate, the allocation of the allowance for credit losses to categories of loans as well as the unallocated portion as of March 31, 2020 and December 31, 2019 and the percentage of loans in each category to total loans (in thousands):

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$23,634	13.0%	$13,406	13.5%
Non-owner occupied	32,114	24.9%	19,963	25.5%
Consumer real estate - mortgage	32,998	15.2%	8,054	15.5%
Construction and land development	38,911	12.4%	12,662	12.3%
Commercial and industrial	88,060	33.1%	36,112	31.8%
Consumer and other	6,748	1.4%	3,595	1.4%
Unallocated	—	NA	985	NA
Total allowance for credit losses on loans	$222,465	100.0%	$94,777	100.0%

The following is a summary of changes in the allowance for credit losses on loans for the three months ended March 31, 2020 and for the year ended December 31, 2019 and the ratio of the allowance for credit losses on loans to total loans as of the end of each period (in thousands):

	Three Months Ended March 31, 2020	Year ended December 31, 2019
Balance at beginning of period	$94,777	$83,575
Impact of adopting ASC 326	38,102	—
Provision for credit losses on loans	99,741	27,283
Charged-off loans:
Commercial real estate:
Owner occupied	(1,561)	(1,625)
Non-owner occupied	(261)	(75)
Consumer real estate – mortgage	(930)	(1,335)
Construction and land development	—	(18)
Commercial and industrial	(7,734)	(19,208)
Consumer and other loans	(1,207)	(6,206)
Total charged-off loans	(11,693)	(28,467)
Recoveries of previously charged-off loans:
Commercial real estate:
Owner occupied	145	1,252
Non-owner occupied	93	980
Consumer real estate – mortgage	190	1,827
Construction and land development	43	682
Commercial and industrial	748	6,473
Consumer and other loans	319	1,172
Total recoveries of previously charged-off loans	1,538	12,386
Net charge-offs	(10,155)	(16,081)
Balance at end of period	$222,465	$94,777
Ratio of allowance for credit losses on loans to total loans outstanding at end of period	1.09%	0.48%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.20%	0.08%
(1)Net charge-offs for the year-to-date period ended March 31, 2020 have been annualized.

Pinnacle Financial's management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. For further discussion regarding our allowance for credit losses, refer to Critical Accounting Estimates in Part I Item 2 - Critical Accounting Estimates herein. We expect that the economic disruption caused by the COVID-19 pandemic will cause our net charge-offs to increase in 2020 when compared to comparable periods in 2019.

Based upon our evaluation of the loan portfolio, we believe the allowance for credit losses to be adequate to absorb our estimate of expected future credit losses on loans outstanding at March 31, 2020. While our policies and procedures used to estimate the allowance for credit losses as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for credit losses and, thus, the resulting provision for credit losses. In particular, the length and severity of the economic disruption of the COVID-19 pandemic is difficult to predict and each may be worse than we have estimated, which could cause our provision for credit losses to be negatively impacted for the duration of the pandemic and its aftermath. We believe borrowers that operate in the restaurant, entertainment, hospitality, medical, dental, retail and construction sectors, including owners of commercial real estate properties and hotels, are likely to be the most impacted by the economic disruptions related to the COVID-19 pandemic, though other businesses and nonprofit and religious organizations have been, and are likely to continue to be, impacted as well. If the strict social distancing practices and safer-at-home orders or directives are extended, these impacts could be more severe.

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $4.1 billion and $3.7 billion at March 31, 2020 and December 31, 2019, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at March 31, 2020 and December 31, 2019 follows:

	March 31, 2020	December 31, 2019
Weighted average life	6.24 years	6.55 years
Effective duration*	4.34%	4.75%
Tax equivalent yield	2.82%	2.85%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of March 31, 2020 and December 31, 2019 was 5.32% and 5.89%, respectively.
Restricted Cash. Our restricted cash balances totaled approximately $243.3 million at March 31, 2020, compared to $137.0 million at December 31, 2019. This restricted cash is maintained at other financial institutions as collateral primarily for our derivative portfolio. The increase in restricted cash is attributable primarily to an increase in collateral requirements on certain derivative instruments for which the fair value has declined. See Note 8. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Deposits and Other Borrowings. We had approximately $21.3 billion of deposits at March 31, 2020 compared to $20.2 billion at December 31, 2019. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we routinely enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $186.5 million at March 31, 2020 and $126.4 million at December 31, 2019. Additionally, at March 31, 2020 and December 31, 2019, Pinnacle Bank had borrowed $2.3 billion and $2.1 billion, respectively, in advances from the Federal Home Loan Bank of Cincinnati (FHLB). At March 31, 2020, Pinnacle Bank had approximately $1.9 billion in additional availability with the FHLB; however, incremental borrowings are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB. Our efforts to increase our on-balance sheet liquidity in the second half of the first quarter resulted in increased borrowings from the FHLB Cincinnati.

Generally, we have classified our funding base as either core funding or noncore funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at March 31, 2020 and December 31, 2019:

	March 31, 2020	Percent	December 31, 2019	Percent
Core funding:
Noninterest-bearing deposit accounts	$4,963,415	20.2%	$4,795,476	20.8%
Interest-bearing demand accounts	3,424,035	14.0%	3,135,581	13.6%
Savings and money market accounts	6,974,399	28.4%	6,807,825	29.4%
Time deposit accounts less than $250,000	1,643,892	6.7%	1,674,970	7.2%
Reciprocating demand deposit accounts (1)	411,216	1.7%	302,610	1.3%
Reciprocating savings accounts (1)	969,870	4.0%	717,149	3.1%
Reciprocating CD accounts (1)	217,436	0.9%	183,868	0.8%
Total core funding	18,604,263	75.9%	17,617,479	76.2%
Noncore funding:
Relationship based noncore funding:
Other time deposits	881,351	3.6%	850,189	3.7%
Securities sold under agreements to repurchase	186,548	0.8%	126,354	0.6%
Total relationship based noncore funding	1,067,899	4.4%	976,543	4.3%
Wholesale funding:
Brokered deposits	390,271	1.6%	480,942	2.1%
Brokered time deposits	1,457,286	6.0%	1,232,418	5.3%
Federal Home Loan Bank advances	2,317,520	9.4%	2,062,534	8.9%
Subordinated debt and other funding	669,658	2.7%	749,080	3.2%
Total wholesale funding	4,834,735	19.7%	4,524,974	19.5%
Total noncore funding	5,902,634	24.1%	5,501,517	23.8%
Totals	$24,506,897	100.0%	$23,118,996	100.0%

(1)The reciprocating categories consists of deposits we receive from a bank network (the Promontory network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the Promontory network.

As noted in the table above, our core funding as a percentage of total funding decreased from 76.2% at December 31, 2019 to 75.9% at March 31, 2020, primarily as a result of our intentional increase in wholesale funding to build on-balance sheet liquidity as we prepared for the initial impact of the COVID-19 pandemic as well as increased competition for core deposits in our markets.

When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of March 31, 2020.

Our funding policies impose limits on the amount of non-core funding we can utilize based on the non-core funding dependency ratio which is calculated pursuant to regulatory guidelines. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our funding sources back into compliance with our core funding ratios. At March 31, 2020 and December 31, 2019, we were in compliance with our core funding policies. Though growing our core deposit base is a key strategic objective of our firm and we experienced meaningful growth in core deposits in the first quarter of 2020, we may increase our non-core funding amounts from current levels if we need to do so to fund growth or increase levels of on-balance sheet liquidity, but we do not currently anticipate that such increases will exceed the limits we have established in our internal policies for total levels of non-core funding.

The amount of time deposits as of March 31, 2020 amounted to $4.2 billion.  The following table shows our time deposits in denominations of $100,000 and less and in denominations greater than $100,000 by category based on time remaining until maturity and the weighted average rate for each category as of March 31, 2020 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $100,000
Three months or less	$572,205	2.10%
Over three but less than six months	482,062	1.70%
Over six but less than twelve months	754,693	1.80%
Over twelve months	272,938	1.78%
	$2,081,898	1.86%
Denominations $100,000 and greater
Three months or less	$588,977	2.06%
Over three but less than six months	527,453	2.18%
Over six but less than twelve months	641,785	1.99%
Over twelve months	359,852	2.28%
	$2,118,067	2.11%
Totals	$4,199,965	1.98%

Subordinated debt and other borrowings.  We have established, or through acquisition acquired, a number of statutory business trusts which were established to issue 30-year trust preferred securities and related junior subordinated debt instruments and certain other subordinated debt agreements. These securities qualify as Tier 2 capital subject to annual phase outs beginning five years from maturity. We also have a $75.0 million revolving credit facility that matures on July 24, 2020 which had no amounts outstanding as of March 31, 2020. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2020	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	3.64%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	2.77%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	3.10%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	3.59%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	5.25%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	4.68%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	4.23%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	3.07%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	4.33%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	2.23%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	3.50%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	2.87%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	4.88%	Fixed (1)
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	4.88%	Fixed (1)
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (2)
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (3)

Other Borrowings
Revolving credit facility (4)	April 25, 2019	April 24, 2020	—		30-day LIBOR + 1.50%

Debt issuance costs and fair value adjustments			(13,337)
Total subordinated debt and other borrowings			$669,658

(1) Migrates to three month LIBOR + 3.128% beginning July 30, 2020 through the end of the term.

(2) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(3) Migrates to three month LIBOR + 2.775% beginning September 15, 2024 through the end of the term.
(4) Borrowing capacity on the revolving credit facility is $75.0 million. At March 31, 2020, there were no amounts outstanding under this facility. An unused fee of 0.30% is assessed on the average daily unused amount of the loan. On April 22, 2020, the facility was amended to extend the maturity date to July 24, 2020.

Effective January 1, 2020, we used $80.0 million of the net proceeds from our 2019 subordinated debt offering to redeem certain other of our subordinated notes, including the $20.0 million aggregate principal amount of Avenue subordinated notes and $60.0 million aggregate principal amount of BNC subordinated notes. We had previously anticipated using $130 million of the net proceeds from our 2019 subordinated debt offering to redeem two tranches of subordinated notes issued by Pinnacle Bank with a maturity date of July 30, 2025 but have decided to not redeem those notes at this time in light of the uncertainty resulting from the ongoing COVID-19 pandemic. Pursuant to regulatory guidelines, once the maturity date on these subordinated notes is within five years, a portion of the notes will no longer be eligible to be included in regulatory capital, with an additional portion being excluded each year over the five year period approaching maturity.

Capital Resources. At both March 31, 2020 and December 31, 2019, our shareholders' equity amounted to $4.4 billion. During the quarter ended March 31, 2020, changes to shareholders' equity were attributable to increases in our net income and other comprehensive income offset in part by $50.8 million related to shares repurchased pursuant to the share repurchase programs authorized by our board of directors in November 2018 and October 2019. We currently have approximately $67.2 million remaining of our authorized repurchase program which is set to expire December 31, 2020. In March 2020, we suspended our share repurchase program in light of uncertainty regarding the length and severity of the COVID-19 pandemic. For additional information regarding our capital and shareholders’ equity, see Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $571.3 million at March 31, 2020.  During the three months ended March 31, 2020, our bank paid dividends of $44.1 million to us which is within the limits allowed by the TDFI.

During the three months ended March 31, 2020, we paid $12.4 million in dividends to our common shareholders. On April 21, 2020, our board of directors declared a $0.16 per share quarterly cash dividend to common shareholders which should approximate $12.4 million in aggregate dividend payments that are expected to be paid on May 29, 2020 to common shareholders of record as of the close of business on May 1, 2020. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our receipt of dividends from Pinnacle Bank earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to and receipt of any regulatory approvals that may become required as a result of our and our bank subsidiary's financial results.

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

During the first quarter of 2020, several unique events occurred that are noteworthy when comparing the results of both the earnings simulation and the economic value of equity modeling results as of March 31, 2020 to the modeling results at December 31, 2019:

•In response to the COVID-19 pandemic, the Federal Reserve reduced the target federal funds rate by 150 basis points.
•The spread between LIBOR rates and the federal funds rate expanded to unusually high levels that had not been seen since 2008.
•We unwound a $1.3 billion in-the-money interest rate floor.

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

Estimated % Change in Net Interest Income Over 12 Months
March 31, 2020
Instantaneous Rate Change
100 bps increase	(0.3%)
200 bps increase	0.8%
100 bps decrease	(3.1%)

While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, we believe that a gradual shift in interest rates would have a more modest impact. Further, the earnings simulation model does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, hedging activities we might take and changing product spreads that could mitigate any potential adverse impact of changes in interest rates.

The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios set out in the table above is a key assumption in our projected estimates of net interest income. The projected impact on net interest income in the table above assumes no change in deposit portfolio size or mix from the baseline forecast in alternative rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding would reduce the assumed benefit of those deposits. The projected impact on net interest income in the table above also assumes a "through-the-cycle" non-maturity deposit beta which may not be an accurate predictor of actual deposit rate changes realized in scenarios of smaller and/or non-parallel interest rate movements.

At March 31, 2020, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At March 31, 2020, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

March 31, 2020
Instantaneous Rate Change
100 bps increase	(2.2%)
200 bps increase	(7.8%)
100 bps decrease	(1.3%)

While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, we believe that a gradual shift in interest rates would have a more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, hedging activities we might take and changing product spreads that could mitigate the adverse impact of changes in interest rates.

At March 31, 2020, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers no change in short-term interest rates throughout the remainder of 2020. Our "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At March 31, 2020, we were in compliance with our internal policies related to liquidity coverage ratio.

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

In addition, our bank is a member of the FHLB Cincinnati.  As a result, our bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which support our funding needs. Under the borrowing agreements with the FHLB Cincinnati, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on its ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity with the FHLB Cincinnati. At March 31, 2020, we estimate we had $1.9 billion in additional borrowing capacity with the FHLB Cincinnati. However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati. At March 31, 2020, our bank had received advances from the FHLB Cincinnati totaling $2.3 billion. At March 31, 2020, the scheduled maturities of Pinnacle Bank's FHLB Cincinnati advances and interest rates are as follows (in thousands):

Scheduled Maturities	Amount	Interest Rates (1)
2020	$502,504	1.34%
2021	798,750	1.45%
2022	41,250	2.85%
2023	—	—%
2024	200,000	2.09%
Thereafter	775,016	2.15%
Total	$2,317,520
Weighted average interest rate		1.74%

(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future.  The table reflects rates in effect as of March 31, 2020.

Pinnacle Bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $195.0 million.  These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month of borrowing. We had no outstanding borrowings at March 31, 2020 under these agreements. Our bank also had approximately $3.4 billion in available Federal Reserve discount window lines of credit at March 31, 2020.

At March 31, 2020, excluding reciprocating time and money market deposits issued through the Promontory Network, we had $1.8 billion of brokered deposits. Historically, we have issued brokered certificates of deposit through several different brokerage houses based on competitive bid. During the quarter ended March 31, 2020, and in response to the uncertainty resulting from the COVID-19 pandemic, we increased our levels of on-balance sheet liquidity. This increase was funded by a combination of increased core deposits, increased borrowings from the FHLB Cincinnati and increases in brokered time deposits.

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

At March 31, 2020, we had no individually significant commitments for capital expenditures. But, we believe the number of our locations, including non-branch locations, will increase over an extended period of time across our footprint. In future periods, these expansions may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. Additionally, we expect we will continue to incur costs associated with technology improvements to enhance the infrastructure of our firm.

Off-Balance Sheet Arrangements.  At March 31, 2020, we had outstanding standby letters of credit of $200.4 million and unfunded loan commitments outstanding of $8.0 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or, on a short-term basis, to borrow and purchase Federal funds from other financial institutions.

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

Recently Adopted Accounting Pronouncements

See "Part I - Item 1. Consolidated Financial Statements - Note. 1 Summary of Significant Accounting Policies" of this Report for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 43 through 67 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-(f)) occurred during fiscal quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party or of which any of their property is the subject.

ITEM 1A.  RISK FACTORS

Investing in Pinnacle Financial involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in Pinnacle Financial have been outlined in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition. There has been no material change to our risk factors as previously disclosed in the above described Quarterly Report on Form 10-Q except as set forth below:

The COVID-19 pandemic is adversely affecting our business and the businesses of a significant percentage of our customers as well as certain of our third-party vendors and service providers, and the adverse impacts on our business, financial position, capital, liquidity, results of operations and prospects could be significant.

The spread of COVID-19 has created a global public health crisis that has resulted in uncertainty, volatility and deterioration in financial markets and in governmental, commercial and consumer activity including in the United States, where we conduct substantially all of our activity.

To combat the spread of COVID-19, federal, state and local governments have taken a variety of actions that have materially and adversely affected the businesses and lives of our customers. These actions have included orders closing non-essential businesses and restricting movement of individuals through the issuance of safer-at-home orders and other guidance encouraging individuals to observe strict social distancing measures. At times, the actions being taken by governmental authorities are not always coordinated or consistent across states or even within states and the impact of those actions across our markets may be uneven. These actions, together with the independent actions of individuals and businesses aimed at slowing the spread of the virus, have resulted in extensive economic disruption and rapid declines in consumer and commercial activity. Many businesses are experiencing significant declines in revenue and there has been a rapid rise in unemployment rates throughout our markets with corresponding negative effects on consumer spending and behavior. Global supply chains have also been negatively impacted as have equity and debt markets. Whether the efforts to stop the spread of COVID-19 will be successful is unknown at this time, and continued spread of the disease or a recurrence later in 2020 or into 2021 will further negatively impact the businesses of our customers and our results of operations.

In March 2020, the Federal Open Market Committee reduced the target Federal funds rate by 150 basis points and for a portion of March 2020 the 10-year treasury bond rate fell to below 1.00% for the first time in history. These actions, and other actions being taken by governmental and regulatory agencies affecting monetary policy in response to the unprecedented challenges resulting from the spread of COVID-19, have negatively impacted our net interest margin and our results and are likely to continue to negatively impact our net interest margin and our results throughout 2020. The fair values of certain of our investments are also likely to decline as a result of COVID-19.

As a result of COVID-19, many of our borrowers, particularly those that operate in the restaurant, entertainment, hospitality, medical, dental, retail and construction sectors, but also other businesses as well, including owners of commercial real estate properties and hotels, are experiencing varying degrees of financial distress, which is expected to continue, and may likely increase, over the coming months. As a result, these borrowers will likely have difficulty paying, on a timely basis, interest and principal payments on their loans and the value of collateral securing these obligations is likely to be adversely impacted as well. Though we have offered these borrowers, and others, the ability to defer interest and principal payments for 90 days which we may extend for an additional 90 days, that deferral period may not be sufficient to allow the impacts of COVID-19 to have sufficiently subsided, and these borrowers may still be experiencing distress at the expiration of those deferral periods. As a result, these borrowers may have difficulty satisfying their obligations to us. Disruptions to our customers’ businesses, together with volatility in the stock market, could also result in declines to our wealth management revenues.

The economic pressures and uncertainties arising from the COVID-19 pandemic may result in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services we offer. Consumers affected by COVID-19 may continue to demonstrate changed behavior even after the crisis is over. For example, consumers may decrease discretionary spending on a permanent or long-term basis, certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction, We lend to customers operating in such industries including restaurants, hotels/lodging, entertainment, retail and commercial real estate, among others, that have been significantly impacted by COVID-19 and we are continuing to monitor these customers closely. The potential changes in behaviors driven by COVID-19 also present heightened liquidity risks, for example, arising from increased demand for our products and services (such as unusually high draws on credit facilities) or decreased demand for our products and services (such as idiosyncratic, or broad-based, market or other developments that lead to deposit outflows).

Like our borrowers, BHG’s borrowers have been similarly affected by COVID-19. Many of BHG’s borrowers are medical or dental practices that have been particularly impacted by safer-at-home orders that have effectively caused those practices’ revenues to decline materially as a result of elective procedures being prohibited, cancelled or delayed or individuals’ decisions to postpone non-emergency procedures. For those loans that BHG has sold through its auction platform, BHG may at its sole discretion, in response to a request from a purchaser of a loan, agree to substitute a performing loan for one that has become past due. If requests for substitutions increase, and BHG opts to provide the substitution. BHG’s credit losses may likewise increase and its results of operations would be adversely impacted.

Under the CARES Act, Congress created the PPP and authorized the Treasury to implement rules regarding the program. Banks, like us, and non-bank lenders, including BHG, facilitated funding under the program on behalf of the SBA for borrowers that were eligible participants. Since the roll out of the PPP, Treasury has issued rules and other interpretive guidance seeking to address uncertainty surrounding the program and its eligibility and other criteria. This constantly changing guidance caused challenges for us and other lenders under the program, like BHG, in finalizing and submitting applications and, in some cases, borrowers’ requests were not met before the initial funding under the program was exhausted. Though Congress has approved additional funding under the program it is possible that not all borrowers that desire loans under the program will have their requests met. As a result, we, and other lenders under the PPP, may face criticism from customers or others that sought to apply for the program and were unable to receive funding. This criticism could cause reputational damage to us and there is a possibility that customers or others may threaten and pursue legal action against banks and other lenders like us and BHG under the program. Moreover, as a result of updated guidance regarding the PPP and its eligibility standards, some borrowers that received loans through our processing efforts, have repaid their loans in full and others may choose to do the same. If that happens, we may not receive the fees that we were entitled to as a result of originating these loans.

COVID-19’s economic disruption has also impacted many states and municipalities. As a result, many states and municipalities are facing a strain on resources and a reduction in tax collections and some of these have sought assistance from the Federal government to cover the cost of resource depletion and tax shortfalls. The ability of states and municipalities to fund shortfalls could have an adverse effect on their ability to sustain debt maintenance obligations which would negatively impact the value of our municipal bond portfolio.

Banks and bank holding companies have been particularly impacted by the COVID-19 pandemic as a result of disruption and volatility in the global capital markets. This disruption has impacted our cost of capital and may adversely affect our ability to access the capital markets if we need or desire to do so and, although the ultimate impact cannot be reliably estimated at this time in light of the uncertainties and ongoing developments noted herein, such impacts could be material. Furthermore, bank regulatory agencies have been (and are expected to continue to be) very proactive in responding to both market and supervisory concerns arising from the COVID-19 pandemic as well as the potential impact on customers, especially borrowers. As shown during and following the financial crisis, periods of economic and financial disruption and stress have, in the past, resulted in increased scrutiny of banking organizations. We are closely monitoring the potential for new laws and regulations impacting lending and funding practices as well as capital and liquidity standards. Such changes could require us to maintain significantly more capital, with common equity as a more predominant component, or manage the composition of our assets and liabilities to comply with formulaic liquidity requirements. Furthermore, provisions of the CARES Act allow, but do not require, the FDIC to guarantee deposit obligations of banks in non-interest-bearing transaction accounts through December 31, 2020. Participation in any such guarantee program may result in fees and other assessments as the FDIC determines and may include special assessments. Other provisions of the CARES Act as well as actions taken by bank regulators, such as potential relief for working with borrowers who are distressed as a result of the effects of COVID-19, could similarly impact aggregate deposit insurance expense.

As we sought to protect the health and safety of our employees and customers during the first quarter of 2020, we took numerous actions to modify our business operations, including restricting employee travel, directing a significant percentage of our employees that were able to do so to work from home, closing the lobbies of many of our branches, and in some cases the branch itself, and implementing our business continuity plans and protocols. We may take further actions in the future either of our own volition or as a result of government orders or directives. Though we believe we have been able to adequately service our clients under these restrictions, we cannot provide any assurances that our ability to do so wouldn’t be negatively impacted if additional restrictions are necessary or imposed on us in the future, including if key employees of ours or a significant number of our associates become ill as a result of contracting the virus. Given our preference for hiring experienced lenders the average age of an associate of ours may be higher than many of our peers and those of our associates who are of an age that puts them in a higher risk category may be more susceptible to contracting the virus. We rely on the services of various key vendors and business partners to service our clients and if those companies’ businesses or workforces are impacted in ways similar to those that may impact our business, our ability to service our customers could be impacted.

The economic uncertainty caused by COVID-19’s spread and the efforts of government and non-governmental authorities and the behavior of individuals seeking to slow its spread, have caused our provision expense for credit losses to increase materially in the first quarter of 2020 and may contribute to further increases through the duration of the pandemic and any recovery period following its end. Increased provision levels would negatively impact our capital levels which may impact our ability to pay dividends or cause us to need to access the capital markets to support our capital needs. We have also taken efforts to increase our on-balance sheet liquidity and those efforts may cause our net interest margin to be adversely impacted.

COVID-19 has not yet been contained, and given the ongoing and fluid nature of the country’s response to the pandemic, it is difficult for us to accurately estimate the length and severity of the economic disruption being caused by COVID-19. As a result, the extent to which our results of operations, provision expense, capital levels, liquidity ratios and published credit ratings will be impacted is difficult to predict.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended March 31, 2020.

Period	Total Number of Shares Repurchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	26,985	$63.01	400	117,905,000
February 1, 2020 to February 29, 2020	458,224	57.70	410,000	94,200,000
March 1, 2020 to March 31, 2020	604,639	44.70	604,639	67,170,000
Total	1,089,848	$50.62	1,015,039	67,170,000
______________________
(1)During the quarter ended March 31, 2020, 246,762 shares of restricted stock or performance-based vesting restricted stock units previously awarded to certain of the participants in our equity incentive plans vested. We withheld 74,809 shares to satisfy tax withholding requirements associated with the vesting of these awards.

(2)On November 13, 2018, Pinnacle Financial announced that its board of directors authorized a share repurchase program for up to $100.0 million of Pinnacle Financial’s outstanding common stock that expired on March 31, 2020. On October 15, 2019, Pinnacle Financial's board of directors approved and additional $100.0 million share repurchase program that commenced upon the exhaustion of the original $100.0 million repurchase program. The additional share repurchase program will expire on December 31, 2020. Pinnacle Financial repurchased 1,015,039 shares of its common stock at an aggregate cost of $50.01 million in the quarter ended March 31, 2020. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase programs do not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the programs may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. Pinnacle Financial has chosen to suspend its repurchase program in light of uncertainty regarding the length and severity of the COVID-19 pandemic.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

10.1
Seventh Amendment to Loan Agreement dated as of April 22, 2020 by and between U.S. Bank National Association and Pinnacle Financial Partners, Inc. incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 24, 2020.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

May 8, 2020	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

May 8, 2020	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer