Form 10-Q
period 2020-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2020-11-06
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of November 3, 2020 there were 75,848,853 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2020

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," "intend," "may," "aims," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) further deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or Bankers Healthcare Group, LLC (BHG) resulting in significant increases in loan losses and provisions for those losses and, in the case of BHG, substitutions; (ii) the further effects of the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic and its impact on general economic and financial market conditions and on Pinnacle Financial's and its customers' business, results of operations, asset quality and financial condition; (iii) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the historical growth rate of its, or such entities', loan portfolio; (iv) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (v) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (vi) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of compression to net interest margin; (vii) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina, Georgia and Virginia,  particularly in commercial and residential real estate markets; (viii) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (ix) the results of regulatory examinations; (x) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to lower rates it pays on deposits; (xi) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xii) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xiii) BHG's ability to profitably grow its business and successfully execute on its business plans; (xiv) risks of expansion into new geographic or product markets including the recent expansion into the Atlanta, Georgia metro market; (xv) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or other intangible assets; (xvi) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xvii) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xviii) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Bank's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xix) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xx) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxi) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients;  (xxii) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company if not prohibited from doing so by Pinnacle Financial or Pinnacle Bank; (xxiii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxiv) the availability of and access to capital; (xxv) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of Pinnacle Bank's participation in and execution of government programs related to the COVID-19 pandemic; and (xxvi) general competitive, economic, political and market conditions. Additional factors which could affect the forward looking statements can be found in Pinnacle Financial's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q (including this report), and Current Reports on Form 8-K filed with the SEC and available on the SEC's website at http://www.sec.gov. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	September 30, 2020	December 31, 2019
ASSETS
Cash and noninterest-bearing due from banks	$179,231	$157,901
Restricted cash	247,761	137,045
Interest-bearing due from banks	2,604,646	210,784
Federal funds sold and other	11,687	20,977
Cash and cash equivalents	3,043,325	526,707
Securities available-for-sale, at fair value	3,463,422	3,539,995
Securities held-to-maturity (fair value of $1.1 billion, net of allowance for credit losses of $191,000 at Sept. 30, 2020 and fair value of $201.2 million at Dec. 31, 2019, respectively)	1,039,650	188,996
Consumer loans held-for-sale	82,748	81,820
Commercial loans held-for-sale	12,290	17,585
Loans	22,477,409	19,787,876
Less allowance for credit losses	(288,645)	(94,777)
Loans, net	22,188,764	19,693,099
Premises and equipment, net	287,711	273,932
Equity method investment	289,301	278,037
Accrued interest receivable	101,762	84,462
Goodwill	1,819,811	1,819,811
Core deposits and other intangible assets	44,713	51,130
Other real estate owned	19,445	29,487
Other assets	1,431,989	1,220,435
Total assets	$33,824,931	$27,805,496
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$7,050,670	$4,795,476
Interest-bearing	4,995,769	3,630,168
Savings and money market accounts	10,513,645	7,813,939
Time	3,983,872	3,941,445
Total deposits	26,543,956	20,181,028
Securities sold under agreements to repurchase	127,059	126,354
Federal Home Loan Bank advances	1,287,738	2,062,534
Subordinated debt and other borrowings	670,273	749,080
Accrued interest payable	26,101	42,183
Other liabilities	382,496	288,569
Total liabilities	29,037,623	23,449,748
Shareholders' equity:
Preferred stock, no par value, 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at Sept. 30, 2020 and no shares issued and outstanding at Dec. 31, 2019, respectively.	217,126	—
Common stock, par value $1.00; 180.0 million shares authorized; 75.8 million and 76.6 million shares issued and outstanding at Sept. 30, 2020 and Dec. 31, 2019, respectively	75,835	76,564
Additional paid-in capital	3,023,430	3,064,467
Retained earnings	1,312,929	1,184,183
Accumulated other comprehensive income, net of taxes	157,988	30,534
Total shareholders' equity	4,787,308	4,355,748
Total liabilities and shareholders' equity	$33,824,931	$27,805,496
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(dollars in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$224,482	$247,147	$687,183	$714,179
Securities:
Taxable	8,276	10,655	28,133	36,438
Tax-exempt	15,001	13,313	43,421	37,541
Federal funds sold and other	1,429	4,634	5,258	11,325
Total interest income	249,188	275,749	763,995	799,483

Interest expense:
Deposits	28,401	62,531	112,826	175,736
Securities sold under agreements to repurchase	77	152	286	439
Federal Home Loan Bank advances and other borrowings	14,116	17,260	50,080	51,338
Total interest expense	42,594	79,943	163,192	227,513
Net interest income	206,594	195,806	600,803	571,970
Provision for credit losses	16,333	8,260	184,554	22,639
Net interest income after provision for credit losses	190,261	187,546	416,249	549,331

Noninterest income:
Service charges on deposit accounts	9,854	10,193	25,796	27,675
Investment services	6,734	6,270	21,944	17,607
Insurance sales commissions	2,284	2,252	7,755	7,327
Gain on mortgage loans sold, net	19,453	7,402	47,655	18,291
Investment gains (losses) on sales, net	651	417	986	(6,009)
Trust fees	3,986	3,593	12,114	10,349
Income from equity method investment	26,445	32,248	59,245	77,799
Other noninterest income	21,658	20,244	58,901	51,325
Total noninterest income	91,065	82,619	234,396	204,364

Noninterest expense:
Salaries and employee benefits	90,103	85,919	244,470	231,915
Equipment and occupancy	21,622	20,348	64,626	63,523
Other real estate expense, net	1,795	655	7,098	3,424
Marketing and other business development	2,321	2,723	7,714	8,953
Postage and supplies	1,761	1,766	5,821	5,737
Amortization of intangibles	2,417	2,430	7,416	7,012
Other noninterest expense	24,258	19,100	76,086	54,114
Total noninterest expense	144,277	132,941	413,231	374,678
Income before income taxes	137,049	137,224	237,414	379,017
Income tax expense	26,404	26,703	35,969	74,215
Net income	110,645	$110,521	$201,445	$304,802
Preferred stock dividends	(3,798)	—	(3,798)	—
Net income available to common shareholders	$106,847	$110,521	$197,647	$304,802

Per share information:
Basic net income per common share	$1.42	$1.45	$2.62	$3.99
Diluted net income per common share	$1.42	$1.44	$2.62	$3.97
Weighted average common shares outstanding:
Basic	75,240,664	76,301,010	75,417,663	76,480,757
Diluted	75,360,033	76,556,309	75,544,677	76,761,167

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$110,645	$110,521	$201,445	$304,802
Other comprehensive income (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	523	25,259	69,402	87,153
Change in fair value of cash flow hedges, net of tax	(5,213)	494	60,426	6,584
Amortization (accretion) of net unrealized losses (gains) on securities transferred from available-for-sale to held-to-maturity, net of tax	(1,523)	56	(3,504)	126
Net loss on cash flow hedges reclassified from other comprehensive income into net income, net of tax	156	1,129	1,858	946
Net loss (gain) on sale of investment securities reclassified from other comprehensive income into net income, net of tax	(481)	(308)	(728)	4,438
Total other comprehensive income (loss), net of tax	(6,538)	26,630	127,454	99,247
Total comprehensive income	$104,107	$137,151	$328,899	$404,049

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(dollars and shares in thousands)		Common Stock
	Preferred Stock Amount	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
Balance at December 31, 2018	$—	77,484	$77,484	$3,107,431	$833,130	$(52,105)	$3,965,940
Exercise of employee common stock options & related tax benefits	—	5	5	125	—	—	130
Common stock dividends paid ($0.16 per share)	—	—	—	—	(12,545)	—	(12,545)
Repurchase of common stock	—	(543)	(543)	(29,506)	—	—	(30,049)
Issuance of restricted common shares, net of forfeitures	—	180	180	(180)	—	—	—
Restricted shares withheld for taxes & related tax benefit	—	(62)	(62)	(3,425)	—	—	(3,487)
Compensation expense for restricted shares & performance stock units	—	—	—	4,913	—	—	4,913
Net income	—	—	—	—	93,960	—	93,960
Other comprehensive income	—	—	—	—	—	37,077	37,077
Balance at March 31, 2019	$—	77,064	$77,064	$3,079,358	$914,545	$(15,028)	$4,055,939
Exercise of employee common stock options & related tax benefits	—	1	$1	$8	—	$—	$9
Common stock dividends paid ($0.16 per share)	—	—	—	—	(12,432)	—	(12,432)
Repurchase of common stock	—	(132)	(132)	(7,243)	—	—	(7,375)
Issuance of restricted common shares, net of forfeitures	—	10	10	(10)	—	—	—
Restricted shares withheld for taxes & related tax benefit	—	(14)	(14)	(787)	—	—	(801)
Compensation expense for restricted shares & performance stock units	—	—	—	5,160	—	—	5,160
Net income	—	—	—	—	100,321	—	100,321
Other comprehensive income	—	—	—	—	—	35,540	35,540
Balance at June 30, 2019	$—	76,929	$76,929	$3,076,486	$1,002,434	$20,512	$4,176,361
Exercise of employee common stock options & related tax benefits	—	4	4	104	—	—	108
Common stock dividends paid ($0.16 per share)	—	—	—	—	(12,438)	—	(12,438)
Repurchase of common stock	—	(198)	(198)	(10,867)	—	—	(11,065)
Issuance of restricted common shares, net of forfeitures	—	10	10	(10)	—	—	—
Restricted shares withheld for taxes & related tax benefit	—	(9)	(9)	(496)	—	—	(505)
Compensation expense for restricted shares & performance stock units	—	—	—	5,018	—	—	5,018
Net income	—	—	—	—	110,521	—	110,521
Other comprehensive income	—	—	—	—	—	26,630	26,630
Balance at September 30, 2019	$—	76,736	$76,736	$3,070,235	$1,100,517	$47,142	$4,294,630

	Preferred Stock Amount	Common Stock				Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts	Additional Paid-in Capital	Retained Earnings
Balance at December 31, 2019	$—	76,564	$76,564	$3,064,467	$1,184,183	$30,534	$4,355,748
Exercise of employee common stock options & related tax benefits	—	1	1	4	—	—	5
Common dividends paid ($0.16 per share)	—	—	—	—	(12,442)	—	(12,442)
Repurchase of common stock	—	(1,015)	(1,015)	(49,775)	—	—	(50,790)
Issuance of restricted common shares, net of forfeitures	—	198	198	(198)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(32)	(32)	(1,925)	—	—	(1,957)
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes & related tax benefits	—	84	84	(2,553)	—	—	(2,469)
Compensation expense for restricted shares & performance stock units	—	—	—	5,501	—	—	5,501
Net income	—	—	—	—	28,356	—	28,356
Cumulative effect of change in accounting principle	—	—	—	—	(31,796)	—	(31,796)
Other comprehensive income	—	—	—	—	—	94,972	94,972
Balance at March 31, 2020	$—	75,800	$75,800	$3,015,521	$1,168,301	$125,506	$4,385,128
Issuance of preferred stock, net of issuance costs	$217,632	—	$—	$—	$—	$—	$217,632
Exercise of employee common stock options & related tax benefits	—	9	9	216	—	—	225
Common dividends paid ($0.16 per share)	—	—	—	—	(12,378)		(12,378)
Issuance of restricted common shares, net of forfeitures	—	38	38	(38)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(13)	(13)	(540)	—	—	(553)
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes & related tax benefits	—	2	2	(21)	—	—	(19)
Compensation expense for restricted shares & performance stock units	—	—	—	4,148	—	—	4,148
Net income	—	—	—	—	62,444	—	62,444
Other comprehensive income	—	—	—	—	—	39,020	39,020
Balance at June 30, 2020	$217,632	75,836	$75,836	$3,019,286	$1,218,367	$164,526	$4,695,647
Issuance of preferred stock, net of issuance costs	$(506)	—	$—	$—	$—	$—	$(506)
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.16 per share)	—	—	—	—	(12,285)	—	(12,285)
Issuance of restricted common shares, net of forfeitures	—	6	6	(6)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(7)	(7)	(293)	—	—	(300)
Compensation expense for restricted shares & performance stock units	—	—	—	4,443	—	—	4,443
Net income	—	—	—	—	110,645	—	110,645
Other comprehensive income (loss)	—	—	—	—	—	(6,538)	(6,538)
Balance at September 30, 2020	$217,126	75,835	$75,835	$3,023,430	$1,312,929	$157,988	$4,787,308

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollars in thousands)	Nine months ended September 30,
	2020	2019
Operating activities:
Net income	$201,445	$304,802
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	26,771	14,365
Depreciation, amortization and accretion	32,127	4,365
Provision for credit losses	184,554	22,639
Gain on mortgage loans sold, net	(47,655)	(18,291)
Investment losses (gains) on sales, net	(986)	6,009
Stock-based compensation expense	14,092	15,091
Deferred tax expense (benefit)	(31,288)	5,355
Losses on dispositions of other real estate and other investments	6,600	2,612
Income from equity method investment	(59,245)	(77,799)
Dividends received from equity method investment	47,981	49,940
Excess tax benefit from stock compensation	(505)	(832)
Gain on commercial loans sold, net	(1,856)	(2,841)
Commercial loans held for sale originated	(271,996)	(315,454)
Commercial loans held for sale sold	279,147	312,936
Consumer loans held for sale originated	(1,550,290)	(1,001,377)
Consumer loans held for sale sold	1,597,016	980,822
Increase in other assets	(188,675)	(79,462)
Increase in other liabilities	64,488	91,624
Net cash provided by operating activities	301,725	314,504
Investing activities:
Activities in securities available-for-sale:
Purchases	(1,189,922)	(1,039,225)
Sales	145,631	626,097
Maturities, prepayments and calls	356,690	253,350
Activities in securities held-to-maturity:
Purchases	—	(3,822)
Maturities, prepayments and calls	13,345	7,800
Increase in loans, net	(2,705,594)	(1,488,436)
Purchases of software, premises and equipment	(30,309)	(34,190)
Proceeds from sales of software, premises and equipment	—	66
Proceeds from sale of other real estate	7,191	4,947
Purchase of bank owned life insurance policies	—	(110,000)
Proceeds from bank owned life insurance settlements	4,580	308
Proceeds from (payments for) derivative instruments	35,680	(37,982)
Purchase of trade name	(1,000)	—
Increase in other investments	(50,335)	(43,260)
Net cash used in investing activities	(3,414,043)	(1,908,941)
Financing activities:
Net increase in deposits	6,363,187	1,152,021
Net increase (decrease) in securities sold under agreements to repurchase	705	(9,339)
Federal Home Loan Bank: Advances, net of restructuring charges	762,472	2,572,500
Federal Home Loan Bank: Repayments/maturities	(1,537,520)	(1,963,541)
Advances of other borrowings, net of issuance costs	56,568	316,200
Repayments of other borrowings	(136,661)	(184,175)
Principal payments of finance lease obligation	(180)	(168)
Issuance of preferred stock, net of issuance costs	217,126	—
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes	(2,488)	—
Exercise of common stock options, net of repurchase of restricted shares	(2,580)	(4,546)
Repurchase of common stock	(50,790)	(48,489)
Common stock dividends paid	(37,105)	(37,415)
Preferred stock dividends paid	(3,798)	—
Net cash provided by financing activities	5,628,936	1,793,048
Net increase in cash, cash equivalents, and restricted cash	2,516,618	198,611
Cash, cash equivalents, and restricted cash, beginning of period	526,707	721,692
Cash, cash equivalents, and restricted cash, end of period	$3,043,325	$920,303
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a financial holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue) and BNC Bancorp (BNC) on July 31, 2015, September 1, 2015, July 1, 2016 and June 16, 2017, respectively. Pinnacle Financial and Pinnacle Bank also collectively hold a 49% interest in Bankers Healthcare Group, LLC (BHG), a company that primarily serves as a full-service commercial loan provider to healthcare and other professional practices. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance, and comprehensive wealth management services, in its 12 primarily urban markets within Tennessee, the Carolinas, Virginia and beginning in December 2019, Atlanta, Georgia.

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

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for the nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	For the nine months ended September 30,
	2020	2019
Cash Transactions:
Interest paid	$179,163	$216,261
Income taxes paid, net	89,858	61,238
Operating lease payments	10,077	10,193
Noncash Transactions:
Loans charged-off to the allowance for credit losses	35,724	21,328
Loans foreclosed upon and transferred to other real estate owned	3,435	16,870
Loans foreclosed upon and transferred to other assets	25	93
Fixed assets transferred to other real estate owned	—	5,126
Available-for-sale securities transferred to held-to-maturity portfolio	873,613	—
Right-of-use asset recognized during the period in exchange for lease obligations (1)	5,269	82,856
(1) Includes $79.9 million recognized upon initial adoption of ASU 2016-02 on January 1, 2019.

Income Per Common Share — Basic net income per common share (EPS) is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average common shares outstanding is attributable to common stock options, restricted share awards, and restricted share unit awards. The dilutive effect of outstanding options, restricted share awards, and restricted share unit awards is reflected in diluted EPS by application of the treasury stock method.

The following is a summary of the basic and diluted net income per common share calculations for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic net income per common share calculation:
Numerator - Net income available to common shareholders	$106,847	$110,521	$197,647	$304,802

Denominator - Weighted average common shares outstanding	75,241	76,301	75,418	76,481
Basic net income per common share	$1.42	$1.45	$2.62	$3.99
Diluted net income per common share calculation:
Numerator – Net income available to common shareholders	$106,847	$110,521	$197,647	$304,802

Denominator - Weighted average common shares outstanding	75,241	76,301	75,418	76,481
Dilutive common shares contingently issuable	119	255	127	280
Weighted average diluted common shares outstanding	75,360	76,556	75,545	76,761
Diluted net income per common share	$1.42	$1.44	$2.62	$3.97

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

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. Upon implementation of CECL on January 1, 2020 and at September 30, 2020, a reasonable and supportable period of eighteen months was utilized for all loan segments, followed by a twelve month straight line reversion to long term averages.

For the consumer and other loan segment, a loss rate approach is utilized. For these loans, historical charge off rates are applied to projected future balances, as determined in the same manner as EAD for the statistically modeled loan segments. For credit cards, which have no amortization terms or contractual maturities and are unconditionally cancellable, future balances are estimated based on expected payment volume applied to the current balance.

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

Allowance for Credit Losses - Securities Held-to-Maturity - Expected credit losses on debt securities classified as held-to-maturity are measured on a collective basis by major security type. The estimates of expected credit losses are based on historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The models rely on regression analyses to predict PD based on projected macroeconomic factors, including unemployment rates and GDP, among others. At September 30, 2020, Pinnacle Financial's held-to-maturity securities consisted entirely of municipal securities rated A or higher by the ratings agencies. A reasonable and supportable period of 18 months and reversion period of 12 months is utilized to estimate credit losses on held-to-maturity municipal securities. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

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

Recently Adopted Accounting Pronouncements — In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify how entities other than private companies, such as public business entities and not-for-profit entities, are required to test goodwill for impairment by eliminating the comparison of the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The amendments became effective for Pinnacle Financial on January 1, 2020. Pinnacle Financial performed its annual assessment of goodwill as of September 30, 2020. No impairment charge was identified as a result of the assessment.

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

Subsequent Events — ASC Topic 855,  Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after September 30, 2020 through the date of the issued financial statements.

Note 2. Equity method investment

A summary of BHG's financial position as of September 30, 2020 and December 31, 2019 and results of operations as of and for the three and nine months ended September 30, 2020 and 2019, were as follows (in thousands):

	As of
	September 30, 2020	December 31, 2019
Assets	$1,249,530	$840,398

Liabilities	1,006,462	641,037
Equity interests	243,068	199,361
Total liabilities and equity	$1,249,530	$840,398

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues	$128,510	$108,770	$319,244	$279,569
Net income	$51,459	$61,364	$121,604	$156,064

At September 30, 2020, technology, trade name and customer relationship intangibles, net of related amortization, totaled $7.9 million compared to $8.8 million as of December 31, 2019. Amortization expense of $293,000 and $880,000, respectively, was included for the three and nine months ended September 30, 2020 compared to $475,000 and $1.4 million, respectively, for the same periods in the prior year. Accretion income of $535,000 and $1.6 million, respectively, was included in the three and nine months ended September 30, 2020 compared to $630,000 and $2.0 million, respectively, for the same periods in the prior year.

During the three months and nine months ended September 30, 2020, Pinnacle Financial and Pinnacle Bank received dividends of $40.0 million and $48.0 million, respectively, from BHG in the aggregate. During the three and nine months ended September 30, 2019, Pinnacle Financial and Pinnacle Bank received dividends of $9.0 million and $49.9 million, respectively, in the aggregate. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. On September 21, 2020, Pinnacle Bank purchased $50.2 million of loans from BHG at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be 5.0% per annum. No loans were purchased from BHG by Pinnacle Bank for the three and nine ended September 30, 2019.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020:
Securities available-for-sale:
U.S. Treasury securities	$84,438	$28	$2	$84,464
U.S. government agency securities	75,345	1,543	29	76,859
Mortgage-backed securities	1,634,329	69,311	2,428	1,701,212
State and municipal securities	1,324,383	31,081	27,743	1,327,721
Asset-backed securities	169,540	470	1,171	168,839
Corporate notes and other	106,638	1,063	3,374	104,327
	$3,394,673	$103,496	$34,747	$3,463,422
Securities held-to-maturity:
State and municipal securities	$1,039,841	$23,814	$2,808	$1,060,847
	$1,039,841	$23,814	$2,808	$1,060,847
Allowance for credit losses - securities held-to-maturity	(191)
Securities held-to-maturity, net of allowance for credit losses	$1,039,650

December 31, 2019:
Securities available-for-sale:
U.S. Treasury securities	$72,862	$19	$14	$72,867
U.S. government agency securities	80,096	306	710	79,692
Mortgage-backed securities	1,458,894	12,789	7,776	1,463,907
State and municipal securities	1,669,606	52,096	7,249	1,714,453
Asset-backed securities	153,963	302	1,293	152,972
Corporate notes and other	56,212	635	743	56,104
	$3,491,633	$66,147	17,785	$3,539,995
Securities held-to-maturity:
State and municipal securities	$188,996	$12,221	$—	$201,217
	$188,996	$12,221	$—	$201,217

During the first quarter of 2020, Pinnacle Financial transferred, at fair value, $873.6 million of municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related unrealized after tax gains of $69.0 million remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer. At September 30, 2020, approximately $1.2 billion of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At September 30, 2020, repurchase agreements comprised of secured borrowings totaled $127.1 million and were secured by $127.1 million of pledged U.S. government agency securities, municipal securities, asset-backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to remain adequately secured.

The amortized cost and fair value of debt securities as of September 30, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
September 30, 2020:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$85,090	$85,120	$—	$—
Due in one year to five years	12,059	12,446	1,409	1,482
Due in five years to ten years	175,812	181,102	7,209	7,293
Due after ten years	1,317,843	1,314,703	1,031,223	1,052,072
Mortgage-backed securities	1,634,329	1,701,212	—	—
Asset-backed securities	169,540	168,839	—	—
	$3,394,673	$3,463,422	$1,039,841	$1,060,847

At September 30, 2020 and December 31, 2019, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2020
U.S. Treasury securities	$25,973	$2	$—	$—	$25,973	$2
U.S. government agency securities	10,576	4	6,360	25	16,936	29
Mortgage-backed securities	138,532	1,746	39,350	682	177,882	2,428
State and municipal securities	199,365	3,608	539,131	24,676	738,496	28,284
Asset-backed securities	74,977	355	67,973	816	142,950	1,171
Corporate notes	26,309	174	22,880	3,200	49,189	3,374
Total temporarily-impaired securities	$475,732	$5,889	$675,694	$29,399	$1,151,426	$35,288

At December 31, 2019
U.S. Treasury securities	$40,505	$14	$—	$—	$40,505	$14
U.S. government agency securities	1,222	1	30,892	709	32,114	710
Mortgage-backed securities	458,881	5,102	163,767	2,674	622,648	7,776
State and municipal securities	204,958	1,938	244,884	5,311	449,842	7,249
Asset-backed securities	75,488	796	59,816	497	135,304	1,293
Corporate notes	—	—	16,908	743	16,908	743
Total temporarily-impaired securities	$781,054	$7,851	$516,267	$9,934	$1,297,321	$17,785

The applicable dates for determining when securities were in an unrealized loss position were September 30, 2020 and December 31, 2019. As such, it is possible that a security had a market value less than its amortized cost on other days during the past twelve-month periods ended September 30, 2020 and December 31, 2019, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, including both available-for-sale and held-to-maturity investment securities, at September 30, 2020, Pinnacle Financial had approximately $35.3 million in unrealized losses on $1.2 billion of securities. The unrealized losses associated with $873.6 million and $179.8 million of municipal securities transferred from the available-for-sale portfolio to the held-to-maturity portfolio during the quarters ended March 31, 2020 and September 30, 2018, respectively, represent unrealized losses since the date of purchase, independent of the impact associated with changes in the cost basis upon transfer between portfolios. As described in Note 1. Summary of Significant Accounting Policies, for any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at September 30, 2020, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at September 30, 2020 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at September 30, 2020. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type as described in Note 1. Summary of Significant Accounting Policies. At September 30, 2020, Pinnacle Financial's held-to-maturity securities consist entirely of municipal securities. A reasonable and supportable period of 18 months and reversion period of 12 months was utilized to estimate credit losses on held-to-maturity municipal securities at September 30, 2020. With the implementation of CECL effective January 1, 2020, estimated credit losses on held-to-maturity municipal securities totaled approximately $10,000. At September 30, 2020, the estimated allowance for credit losses on these securities increased to $191,000, with the increase driven largely by changes in macroeconomic projections.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At September 30, 2020, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, during the nine months ended September 30, 2020, available-for-sale securities of approximately $145.6 million were sold and net unrealized gains, net of tax, of $728,000 were reclassified from accumulated other comprehensive income into net income.

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

Loans at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Commercial real estate:
Owner occupied	$2,748,075	$2,669,766
Non-owner occupied	5,220,452	5,039,452
Consumer real estate – mortgage	3,041,019	3,068,625
Construction and land development	2,728,439	2,430,483
Commercial and industrial	8,395,963	6,290,296
Consumer and other	343,461	289,254
Subtotal	$22,477,409	$19,787,876
Allowance for credit losses	(288,645)	(94,777)
Loans, net	$22,188,764	$19,693,099

Commercial loans receive risk ratings assigned by a financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes lesser than those of the other defined risk categories further described below. Pinnacle Financial believes its categories follow those used by Pinnacle Bank's primary regulators. At September 30, 2020, approximately 82% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

Risk ratings are subject to continual review by a financial advisor and a senior credit officer. At least annually, Pinnacle Financial's credit procedures require every risk rated loan of $1.0 million or more be subject to a formal credit risk review process. Each loan's risk rating is also subject to review by Pinnacle Financial's independent loan review department, which reviews a substantial portion of Pinnacle Financial's risk rated portfolio annually. Included in the coverage are independent reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies. Substantial credit risk review procedures have been performed during the nine months ended September 30, 2020 to assess the impacts of the COVID-19 pandemic on the loan portfolio, and the results of these procedures are reflected in Pinnacle Financial's risk rating disclosures as of September 30, 2020.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of September 30, 2020 (in thousands):

September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial real estate- owner occupied
Pass	$514,127	$473,410	$497,269	$347,792	$368,441	$304,692	$79,208	$2,584,939
Special Mention	3,349	11,949	23,805	12,775	3,901	5,698	—	61,477
Substandard (1)	21,725	6,251	7,828	15,991	8,986	2,119	28,134	91,034
Substandard-nonaccrual	901	155	989	1,463	1,720	3,592	1,805	10,625
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$540,102	$491,765	$529,891	$378,021	$383,048	$316,101	$109,147	$2,748,075
Commercial real estate- Non-owner occupied
Pass	$1,011,392	$1,035,694	$765,605	$560,797	$509,620	$403,696	$54,308	$4,341,112
Special Mention	165,690	120,702	121,523	157,652	144,731	128,007	11,028	849,333
Substandard (1)	6,696	1,495	5,699	6,120	1,015	2,972	—	23,997
Substandard-nonaccrual	—	437	745	139	840	3,849	—	6,010
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - Non-owner occupied	$1,183,778	$1,158,328	$893,572	$724,708	$656,206	$538,524	$65,336	$5,220,452
Consumer real estate – mortgage
Pass	$462,452	$539,068	$372,363	$183,725	$142,646	$341,108	$955,781	$2,997,143
Special Mention	102	2,695	2,929	644	—	1,040	8,739	16,149
Substandard (1)	—	546	—	895	9	2,274	2,108	5,832
Substandard-nonaccrual	169	1,677	1,003	1,426	2,627	11,027	3,966	21,895
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$462,723	$543,986	$376,295	$186,690	$145,282	$355,449	$970,594	$3,041,019
Construction and land development
Pass	$849,025	$1,209,363	$471,069	$77,146	$20,229	$10,394	$15,858	$2,653,084
Special Mention	6,924	33,253	26,062	—	4,244	—	—	70,483
Substandard (1)	619	681	29	—	240	150	—	1,719
Substandard-nonaccrual	391	554	77	83	—	2,048	—	3,153
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$856,959	$1,243,851	$497,237	$77,229	$24,713	$12,592	$15,858	$2,728,439
Commercial and industrial
Pass	$3,566,925	$1,227,003	$779,760	$349,805	$149,094	$98,086	$1,946,224	$8,116,897
Special Mention	20,986	50,577	8,568	8,385	8,216	2,081	58,186	156,999
Substandard (1)	27,070	19,268	17,377	3,016	579	2,074	23,735	93,119
Substandard-nonaccrual	14,039	5,459	382	4,676	197	258	3,937	28,948
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$3,629,020	$1,302,307	$806,087	$365,882	$158,086	$102,499	$2,032,082	$8,395,963
Consumer and other
Pass	$113,807	$23,974	$8,182	$8,379	$4,635	$2,142	$181,583	$342,702
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	—	2	7	12	2	736	759
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$113,807	$23,974	$8,184	$8,386	$4,647	$2,144	$182,319	$343,461

September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Total loans
Pass	$6,517,728	$4,508,512	$2,894,248	$1,527,644	$1,194,665	$1,160,118	$3,232,962	$21,035,877
Special Mention	197,051	219,176	182,887	179,456	161,092	136,826	77,953	1,154,441
Substandard (1)	56,110	28,241	30,933	26,022	10,829	9,589	53,977	215,701
Substandard-nonaccrual	15,500	8,282	3,198	7,794	5,396	20,776	10,444	71,390
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$6,786,389	$4,764,211	$3,111,266	$1,740,916	$1,371,982	$1,327,309	$3,375,336	$22,477,409

The following table outlines the risk category of loans as of December 31, 2019 (in thousands):

	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
December 31, 2019
Pass	$7,499,725	$3,019,203	$2,422,347	$6,069,757	$288,361	$19,299,393
Special Mention	51,147	13,787	2,816	79,819	698	148,267
Substandard (1)	139,518	10,969	3,042	125,035	47	278,611
Substandard-nonaccrual	18,828	24,666	2,278	15,685	148	61,605
Doubtful-nonaccrual	—	—	—	—	—	—
Total loans	$7,709,218	$3,068,625	$2,430,483	$6,290,296	$289,254	$19,787,876

(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $215.7 million at September 30, 2020, compared to $276.0 million at December 31, 2019.

The table below presents the aging of past due balances by loan segment at September 30, 2020 and December 31, 2019 (in thousands):

September 30, 2020	30-59 days past due	60-89 days past due	90 days or more past due		Total past due	Current	Total loans
Commercial real estate:
Owner-occupied	$3,365	$415	$4,226		$8,006	$2,740,069	$2,748,075
Non-owner occupied	1,612	1,928	5,353		8,893	5,211,559	5,220,452
Consumer real estate – mortgage	7,852	1,338	5,971		15,161	3,025,858	3,041,019
Construction and land development	2,417	—	2,031		4,448	2,723,991	2,728,439
Commercial and industrial	6,615	4,743	4,986		16,344	8,379,619	8,395,963
Consumer and other	846	82	1,220		2,148	341,313	343,461
Total	$22,707	$8,506	$23,787		$55,000	$22,422,409	$22,477,409

December 31, 2019
Commercial real estate:
Owner-occupied	$2,307	$2,932	$1,719		$6,958	$2,662,808	$2,669,766
Non-owner occupied	3,156	3,641	3,816		10,613	5,028,839	5,039,452
Consumer real estate – mortgage	11,646	2,157	7,304		21,107	3,047,518	3,068,625
Construction and land development	1,392	711	1,487		3,590	2,426,893	2,430,483
Commercial and industrial	8,474	2,478	6,364		17,316	6,272,980	6,290,296
Consumer and other	1,770	414	570		2,754	286,500	289,254
Total	$28,745	$12,333	$21,260	$21,260	$62,338	$19,725,538	$19,787,876

The following table details the changes in the allowance for credit losses for the three and nine months ended September 30, 2020 and 2019, respectively, by loan classification (in thousands):

	Commercial real estate - Owner occupied	Commercial real estate - Non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Three months ended September 30, 2020:
Balance at June 30, 2020	$38,803	$68,426	$29,358	$41,897	$100,610	$6,278	$—	$285,372
Charged-off loans	(186)	(222)	(907)	—	(12,984)	(730)	—	(15,029)
Recovery of previously charged-off loans	47	432	297	7	799	391	—	1,973
Provision for credit losses on loans	(2,238)	1,223	3,201	(682)	13,783	1,042	—	16,329
Balance at September 30, 2020	$36,426	$69,859	$31,949	$41,222	$102,208	$6,981	$—	$288,645
Three months ended September 30, 2019:
Balance at June 30, 2019	$12,174	$18,652	$8,489	$11,206	$37,436	$2,114	$182	$90,253
Charged-off loans	(40)	(62)	(194)	(14)	(5,082)	(1,388)	—	(6,780)
Recovery of previously charged-off loans	135	74	901	97	407	300	—	1,914
Provision for credit losses on loans	(112)	1,796	(1,426)	585	1,814	3,278	2,325	8,260
Balance at September 30, 2019	$12,157	$20,460	$7,770	$11,874	$34,575	$4,304	$2,507	$93,647
Nine months ended September 30, 2020:
Balance at December 31, 2019	$13,406	$19,963	$8,054	$12,662	$36,112	$3,595	$985	$94,777
Impact of adopting ASC 326	264	(4,740)	21,029	(3,144)	23,040	2,638	(985)	38,102
Charged-off loans	(1,247)	(485)	(3,033)	—	(27,982)	(2,977)	—	(35,724)
Recovery of previously charged-off loans	272	631	971	100	3,798	1,356	—	7,128
Provision for credit losses on loans	23,731	54,490	4,928	31,604	67,240	2,369	—	184,362
Balance at September 30, 2020	$36,426	$69,859	$31,949	$41,222	$102,208	$6,981	$—	$288,645
Nine months ended September 30, 2019:
Balance at December 31, 2018	$11,297	$15,649	$7,670	$11,128	$31,731	$5,423	$677	$83,575
Charged-off loans	(1,626)	(75)	(1,124)	(18)	(13,842)	(4,643)	—	(21,328)
Recovery of previously charged-off loans	211	962	1,642	238	4,749	959	—	8,761
Provision for credit losses on loans	2,275	3,924	(418)	526	11,937	2,565	1,830	22,639
Balance at September 30, 2019	$12,157	$20,460	$7,770	$11,874	$34,575	$4,304	$2,507	$93,647

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

As described in Note 1. Summary of Significant Accounting Policies, Pinnacle Financial adopted ASU 2016-13 on January 1, 2020, which introduced the CECL methodology for estimating all expected losses over the life of a financial asset. Under the CECL methodology the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At September 30, 2020, Pinnacle Financial utilized a reasonable and supportable period of eighteen months for all loan segments, followed by a twelve month straight line reversion to long term averages. Upon adoption of ASU 2016-13, the opening balance of the allowance for credit losses was increased by $38.1 million through retained earnings. The additional increase during the nine months ended September 30, 2020 is primarily attributable to the change in projected economic conditions resulting from the COVID-19 pandemic, with elevated levels of the unemployment rate being the most significant driver.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses:

September 30, 2020	Real Estate	Business Assets	Other	Total
Commercial real estate:
Owner-occupied	14,955	—	—	14,955
Non-owner occupied	11,294	—	—	11,294
Consumer real estate – mortgage	27,122	—	—	27,122
Construction and land development	4,362	—	—	4,362
Commercial and industrial	2,052	28,692	45	30,789
Consumer and other	—	—	21	21
Total	$59,785	$28,692	$66	$88,543

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at September 30, 2020 and December 31, 2019. Also presented is the balance of loans on nonaccrual status at September 30, 2020 for which there was no related allowance for credit losses recorded (in thousands):

	September 30, 2020			December 31, 2019
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner-occupied	$10,625	$5,704	$—	$11,654	$—
Non-owner occupied	6,010	—	—	7,173	—
Consumer real estate – mortgage	21,895	—	281	24,667	168
Construction and land development	3,152	1,152	—	2,278	—
Commercial and industrial	28,948	7,960	563	15,685	946
Consumer and other	760	—	469	148	501
Total	$71,390	$14,816	$1,313	$61,605	$1,615

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three and nine months ended September 30, 2020 and the three months ended September 30, 2019 compared to $176,000 during the nine months ended September 30, 2019, respectively. Had these nonaccruing loans been on accruing status, interest income would have been higher by $910,000 and $2.1 million for the three and nine months ended September 30, 2020, respectively, compared to $1.3 million and $3.5 million higher for the three and nine months ended September 30, 2019, respectively. Approximately $40.7 million and $35.8 million of nonaccrual loans as of September 30, 2020 and December 31, 2019, respectively, were performing pursuant to their contractual terms at those dates.

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

The following table details the average recorded investment and the amount of interest income recognized on a cash basis for the three and nine months ended September 30, 2019, respectively, of impaired loans by loan classification as determined under ASC 310 prior to the adoption of ASU 2016-13 (in thousands):

	Three months ended		Nine months ended
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial real estate – mortgage	$13,050	$—	$14,689	$—
Consumer real estate – mortgage	19,508	—	20,887	—
Construction and land development	451	—	587	—
Commercial and industrial	11,113	—	10,070	—
Consumer and other	143	—	400	—
Total	$44,265	$—	$46,633	$—

Impaired loans without an allowance:
Commercial real estate – mortgage	$9,344	$—	$12,521	$176
Consumer real estate – mortgage	7,922	—	8,381	—
Construction and land development	10	—	452	—
Commercial and industrial	12,108	—	13,625	—
Consumer and other	—	—	—	—
Total	$29,384	$—	$34,979	$176

Total impaired loans	$73,649	$—	$81,612	$176

Prior to the adoption of ASU 2016-13, loans acquired with deteriorated credit quality, referred to under ASC 310-30 as purchased credit impaired loans and under ASU 2016-13 as purchased credit deteriorated loans, were assigned a credit related purchase discount and non-credit related purchase discount at acquisition. Upon adoption of ASU 2016-13 on January 1, 2020, the remaining credit related discount was re-classified to a component of the allowance for credit losses. The remaining non-credit discount will continue to be accreted into income over the remaining lives of the related loans. The following table provides a rollforward of purchased credit deteriorated loans from December 31, 2019 through September 30, 2020 (in thousands):

	Gross Carrying Value	Accretable Yield	Nonaccretable Yield	Net Carrying Value
December 31, 2019	$29,544	$(4,801)	$(3,828)	$20,915
Reclassification of discount to allowance for credit losses	—	—	3,828	3,828
Year-to-date settlements	(5,600)	2,240	—	(3,360)
September 30, 2020	$23,944	$(2,561)	$—	$21,383

The carrying value is adjusted for additional draws, pursuant to contractual arrangements, offset by loan paydowns. Year-to-date settlements include both loans that were charged-off as well as loans that were paid off, typically as a result of refinancings at other institutions.

At September 30, 2020 and December 31, 2019, there were $2.6 million and $4.9 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and/or credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each loan category where troubled debt restructurings were made during the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
2020
Commercial real estate:
Owner-occupied	—	$—	$—	—	$—	$—
Non-owner occupied	—	—	—	—	—	—
Consumer real estate – mortgage	—	—	—	1	807	807
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	—	$—	$—	1	$807	$807

2019
Commercial real estate:
Owner-occupied	1	$314	$297	1	$314	$297
Non-owner occupied	—	—	—	—	—	—
Consumer real estate – mortgage	—	—	—	1	712	626
Construction and land development	—	—	—	1	21	19
Commercial and industrial	—	—	—	1	1,397	796
Consumer and other	—	—	—	—	—	—
	1	$314	$297	4	$2,444	$1,738

There were no troubled debt restructurings made during the three months ended September 30, 2020. During the nine months ended September 30, 2020 and 2019, there were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

In response to the COVID-19 pandemic and its economic impact to its customers, Pinnacle Bank implemented a short-term modification program in accordance with interagency regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due at the time of the modification. This program allows for a deferral of payments for 90 days, which Pinnacle Bank may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. Pursuant to interagency guidance, such short-term deferrals are not deemed to meet the criteria for reporting as troubled debt restructurings.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at September 30, 2020 with the comparative exposures for December 31, 2019 (in thousands):

	September 30, 2020
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2019
Lessors of nonresidential buildings	$3,655,366	$916,186	$4,571,552	$4,578,116
Lessors of residential buildings	1,158,042	795,259	1,953,301	1,599,837
New Housing For-Sale Builders	479,532	613,518	1,093,050	1,090,603
Hotels (except Casino Hotels) and Motels	910,857	127,623	1,038,480	967,771

Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes.  Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At September 30, 2020 and December 31, 2019, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 86.7% and 83.6%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 268.8% and 268.3% as of September 30, 2020 and December 31, 2019, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. At September 30, 2020, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds.

At September 30, 2020, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $9.7 million to current directors, executive officers, and their related entities, of which $7.1 million had been drawn upon. At December 31, 2019, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $10.6 million to directors, executive officers, and their related entities, of which approximately $6.8 million had been drawn upon. All loans to directors, executive officers, and their related entities were performing in accordance with contractual terms at September 30, 2020 and December 31, 2019.

At September 30, 2020, Pinnacle Financial had approximately $12.3 million in commercial loans held for sale compared to $17.6 million at December 31, 2019, which primarily included commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

Residential Lending

At September 30, 2020, Pinnacle Financial had approximately $62.6 million of mortgage loans held-for-sale compared to approximately $61.6 million at December 31, 2019. Total loan volumes sold during the nine months ended September 30, 2020 were approximately $1.3 billion compared to approximately $788.1 million for the nine months ended September 30, 2019. During the three and nine months ended September 30, 2020, Pinnacle Financial recognized $19.5 million and $47.7 million, respectively, in gains on the sale of these loans, net of commissions paid, compared to $7.4 million and $18.3 million, respectively, net of commissions paid, during the three and nine months ended September 30, 2019.

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $6.9 million at September 30, 2020 and December 31, 2019, respectively. No change was recorded to the unrecognized tax benefit related to uncertain tax positions in each of the three and nine month periods ended September 30, 2020 and 2019.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For both the three and nine months ended September 30, 2020 and 2019, respectively, there were no interest and penalties recorded in the income statement.

Pinnacle Financial's effective tax rate for the three and nine months ended September 30, 2020 was 19.3% and 15.2%, respectively, compared to 19.5% and 19.6%, respectively, for the three and nine months ended September 30, 2019. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at September 30, 2020 and 2019 is primarily due to investments in bank qualified municipal securities, tax benefits of Pinnacle Bank's real estate investment trust subsidiary, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC premiums and non-deductible executive compensation.

Income tax expense is also impacted by the vesting of equity-based awards and the exercise of employee stock options, which expense or benefit is recorded as a discrete item as a component of total income tax, the amount of which is dependent upon the change in the grant date fair value and the vest date fair value of the underlying award. Accordingly, for the three and nine months ended September 30, 2020 we recognized excess tax expense of $85,000 and tax benefits of $505,000, respectively, compared to tax benefits of $131,000 and $832,000, respectively, for the three and nine months ended September 30, 2019. For the nine months ended September 30, 2020, income tax expense was also impacted by provision for credit losses, including provision for credit losses resulting from the COVID-19 pandemic, which was recorded as a discrete item as a component of total income tax. Accordingly, we recognized a tax benefit of $22.4 million for the nine months ended September 30, 2020.

Note 6. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Bank has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, and thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2020, these commitments amounted to $9.2 billion, of which approximately $1.1 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (Pinnacle Bank's customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary.  Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Bank under certain prescribed circumstances. Subsequently, Pinnacle Bank would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At September 30, 2020, these commitments amounted to $191.6 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At September 30, 2020 and December 31, 2019, Pinnacle Financial had accrued $21.2 million and $2.4 million, respectively, for the inherent risks associated with these off-balance sheet commitments. The adoption of ASU 2016-13 effective January 1, 2020, which introduced the CECL methodology for measuring credit losses, as discussed more fully in Note. 1 Summary of Significant Accounting Policies, increased the opening balance of our accrual for off-balance sheet commitments at adoption by $8.8 million. The remainder of the increase is largely attributable to the anticipated economic impact of the COVID-19 pandemic and its effect on Pinnacle Financial's CECL credit loss modeling for the three and nine months ended September 30, 2020.

In June 2020, a purported class action lawsuit was filed against Pinnacle Bank alleging, among other claims, that Pinnacle Bank failed to pay fees to purported agents of PPP borrowers that the plaintiff alleged were owed under the PPP in violation of SBA regulations. During the third quarter of 2020, this suit was voluntarily dismissed by the plaintiff, though the plaintiff could file the suit again. Pinnacle Bank disputed the plaintiff’s initial claims and would vigorously defend itself in connection with any future proceeding relating to the alleged claims.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolutions of these claims outstanding at September 30, 2020 are not expected to have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 7.  Stock Options and Restricted Shares

The 2018 Omnibus Equity Incentive Plan (the "2018 Plan") permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At September 30, 2020, there were approximately 808,000 shares available for issuance under the 2018 Plan.

The BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan (the "BNC Plan") was assumed by Pinnacle Financial in connection with its merger with BNC. As of September 30, 2020, there were no shares remaining available for issuance from the BNC Plan. No new awards may be granted under equity incentive plans of Pinnacle Financial other than the 2018 Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further awards remain available for issuance under the CapitalMark Option Plan. At September 30, 2020, all of the remaining options outstanding were granted under the CapitalMark Option Plan.

Common Stock Options

A summary of the stock option activity within the equity incentive plans during the nine months ended September 30, 2020 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2019	119,274	$23.45	2.85	$4,837	(1)
Granted	—
Exercised	(9,787)
Forfeited	—
Outstanding at September 30, 2020	109,487	$23.44	2.10	$1,331	(2)
Options exercisable at September 30, 2020	109,487	$23.44	2.10	$1,331	(2)

(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $64.00 per common share at December 31, 2019 for the 119,274 options that were in-the-money at December 31, 2019.
(2)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $35.59 per common share at September 30, 2020 for the 109,487 options that were in-the-money at September 30, 2020.

Compensation costs related to stock options granted under Pinnacle Financial's equity incentive plans have been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the nine months ended September 30, 2020 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2019	555,296	$57.04
Shares awarded	265,049
Restrictions lapsed and shares released to associates/directors	(198,599)
Shares forfeited (1)	(22,293)
Unvested at September 30, 2020	599,453	$57.60
(1)Represents shares forfeited due to employee termination and/or retirement. No shares were forfeited due to failure to meet performance targets.

Pinnacle Financial has granted restricted share awards to associates and outside directors with a time-based vesting criteria. Compensation expense associated with time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the nine months ended September 30, 2020. The table reflects the life-to-date activity for these awards:

Grant Year	Group (1)	Vesting Period in years			Shares awarded	Restrictions Lapsed and shares released to participants	Shares Forfeited by participants (4)	Shares Unvested
Time Based Awards
2020	Associates (2)	3	-	5	246,524	116	5,076	241,332
Outside Director Awards (3)
2020	Outside directors			1	18,525	—	—	18,525

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
(4)These shares represent forfeitures resulting from recipients whose employment or board membership was terminated during the year-to-date period ended September 30, 2020. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Performance-based Vesting Restricted Stock Units

The following table details the performance-based vesting restricted stock unit awards outstanding at September 30, 2020:

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

During the nine months ended September 30, 2020, the restrictions associated with 129,723 performance-based vesting restricted stock unit awards granted in prior years lapsed, based on the terms of the agreement and approval by Pinnacle Financial's Human Resources and Compensation Committee, and were settled into shares of Pinnacle Financial common stock with 43,996 shares being withheld to pay the taxes associated with the settlement of those shares.

Stock compensation expense related to both restricted share awards and restricted share units for the three and nine months ended September 30, 2020 was $4.4 million and $14.1 million, respectively, compared to $5.0 million and $15.1 million, respectively, for the three and nine months ended September 30, 2019. As of the September 30, 2020, the total compensation cost related to unvested restricted share awards and performance-based vesting restricted stock units not yet recognized was $40.7 million. This expense, if the underlying units are earned, is expected to be recognized over a weighted-average period of 1.86 years.

Note 8. Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customers' transactions as of September 30, 2020 and December 31, 2019 is included in the following table (in thousands):

		September 30, 2020		December 31, 2019
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Assets	Other assets	$1,535,297	$115,078	$1,296,389	$43,507
Liabilities	Other liabilities	1,535,297	(116,558)	1,296,389	(43,715)
Total		$3,070,594	$(1,480)	$2,592,778	$(208)

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

		Amount of Loss Recognized in Income
	Location of Loss Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Interest rate swap agreements	Other noninterest income	$(135)	$(44)	$(1,272)	$(146)

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses interest rate floors in an effort to mitigate the impact of declining interest rates on LIBOR-based variable rate loans. Pinnacle Financial uses forward cash flow hedges in an effort to manage future interest rate exposure on borrowings. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. A summary of Pinnacle Financial's cash flow hedge relationships as of September 30, 2020 and December 31, 2019 is as follows (in thousands):

					September 30, 2020		December 31, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor	Other assets	4.19	—%	2.25% minus 1 month LIBOR	$1,500,000	$134,853	$2,800,000	$87,422
Liability derivatives
Interest rate swaps	Other liabilities	1.59	3.09%	3 month LIBOR	$99,000	$(4,610)	$99,000	$(3,312)

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three and nine months ended September 30, 2020 and 2019 were as follows, net of tax (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Asset derivatives	2020	2019	2020	2019
Interest rate floor - loans	$(3,506)	$1,951	$68,161	$9,875
Liability derivatives
Interest rate swaps - borrowings	$480	$(69)	$(959)	$(1,572)
	$(3,026)	$1,882	$67,202	$8,303

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Pinnacle Financial expects the hedges at September 30, 2020 to continue to be highly effective and qualify for hedge accounting during the remaining terms of the original hedging transactions. Losses totaling $156,000 net of tax and $1.9 million net of tax were reclassified from accumulated other comprehensive income (loss) into net income during the three and nine months ended September 30, 2020, respectively, compared to losses totaling 1.1 million net of tax and $946,000 net of tax during the three and nine months ended September 30, 2019, respectively. During the first quarter of 2020, loan interest rate floors entered into in the second quarter of 2019 with a notional amount totaling $1.3 billion and unrealized gains totaling $16.5 million were terminated. These unrealized gains are being amortized into income on a straight line basis through October 2021. Approximately $8.0 million in unrealized gains, net of tax, are expected to be reclassified from accumulated other comprehensive income (loss) into net income over the next twelve months related to terminated cash flow hedges.

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

A summary of Pinnacle Financial's fair value hedge relationships as of September 30, 2020 and December 31, 2019 is as follows (in thousands):

					September 30, 2020		December 31, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Liability derivatives
Interest rate swap agreements - securities	Other liabilities	7.12	2.26%	3 month LIBOR/Fed Funds	$708,931	$(77,214)	$477,905	$(40,778)

Notional amounts of $477.5 million included in the table receive a variable rate of interest based on three month LIBOR and notional amounts totaling $231.4 million receive a variable rate of interest based on the daily compounded federal funds rate.

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Location of Loss on Derivative	Amount of Loss Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
Liability derivatives		2020	2019	2020	2019
Interest rate swaps - securities	Interest income on securities	$4,996	$(10,888)	$(36,436)	$(37,131)
Interest rate swaps - loans	Interest income on loans	$—	$—	$—	$(6,915)

	Location of Gain on Hedged Item	Amount of Gain Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
Liability derivatives - hedged items		2020	2019	2020	2019
Interest rate swaps - securities	Interest income on securities	$(4,996)	$10,888	$36,436	$37,131
Interest rate swaps - loans	Interest income on loans	$—	$—	$—	$6,915
The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at September 30, 2020 and December 31, 2019 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Line item on the balance sheet
Securities available-for-sale	$853,350	$551,789	$77,214	$40,778

During the three and nine months ended September 30, 2020, amortization expense totaling $1.2 million and $3.3 million, respectively, related to previously terminated fair value hedges was recognized as a reduction to interest income on loans.

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

The following tables present financial instruments measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
September 30, 2020
Investment securities available-for-sale:
U.S. Treasury securities	$84,464	$—	$84,464	$—
U.S. government agency securities	76,859	—	76,859	—
Mortgage-backed securities	1,701,212	—	1,701,212	—
State and municipal securities	1,327,721	—	1,312,248	15,473
Agency-backed securities	168,839	—	168,839	—
Corporate notes and other	104,327	—	104,327	—
Total investment securities available-for-sale	$3,463,422	$—	$3,447,949	$15,473
Other investments	66,872	—	25,666	41,206
Other assets	265,835	—	265,835	—
Total assets at fair value	$3,796,129	$—	$3,739,450	$56,679

Other liabilities	$198,724	$—	$198,724	$—
Total liabilities at fair value	$198,724	$—	$198,724	$—

December 31, 2019
Investment securities available-for-sale:
U.S. Treasury securities	$72,867	$—	$72,867	$—
U.S. government agency securities	79,692	—	79,692	—
Mortgage-backed securities	1,463,907	—	1,463,907	—
State and municipal securities	1,714,453	—	1,698,550	15,903
Agency-backed securities	152,972	—	152,972	—
Corporate notes and other	56,104	—	56,104	—
Total investment securities available-for-sale	3,539,995	—	3,524,092	15,903
Other investments	63,291	—	25,135	38,156
Other assets	134,040	—	134,040	—
Total assets at fair value	$3,737,326	$—	$3,683,267	$54,059

Other liabilities	$87,613	$—	$87,613	$—
Total liabilities at fair value	$87,613	$—	$87,613	$—

The following table presents assets measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

September 30, 2020	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$19,445	$—	$—	$19,445
Collateral dependent loans (1)	77,798	—	—	77,798
Total	$97,243	$—	$—	$97,243

December 31, 2019
Other real estate owned	$29,487	$—	$—	$29,487
Impaired loans, net (1)	32,478	—	—	32,478
Total	$61,965	$—	$—	$61,965

(1) The carrying value of collateral dependent loans at September 30, 2020 is net of a valuation allowance of $10.7 million, and the carrying value of impaired loans at December 31, 2019 is net of a valuation allowance of $3.3 million.

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the nine months ended September 30, 2020, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2020 and September 30, 2019 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three months ended September 30,				For the Nine months ended September 30,
	2020		2019		2020		2019
	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments
Fair value, beginning of period	$15,295	$40,612	$15,263	$31,522	$15,903	$38,156	$14,595	$26,422
Total realized gains included in income	27	456	29	1,264	82	4	87	2,193
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	151	—	574	—	631	—	1,583	—
Purchases	—	1,095	—	1,777	—	4,822	—	6,965
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(957)	—	(615)	(1,143)	(1,776)	(399)	(1,632)
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value, end of period	$15,473	$41,206	$15,866	$33,948	$15,473	$41,206	$15,866	$33,948
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at period-end	$27	$456	$29	$1,264	$82	$4	$87	$2,193

The following tables present the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at September 30, 2020 and December 31, 2019.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
September 30, 2020
Financial assets:
Securities held-to-maturity	$1,039,650	$1,060,847	$—	$1,060,847	$—
Loans, net	22,188,764	22,483,708	—	—	22,483,708
Consumer loans held-for-sale	82,748	84,877	—	84,877	—
Commercial loans held-for-sale	12,290	12,606	—	12,606	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	26,671,015	25,804,207	—	—	25,804,207
Federal Home Loan Bank advances	1,287,738	1,428,059	—	—	1,428,059
Subordinated debt and other borrowings	670,273	681,964	—	—	681,964

Off-balance sheet instruments:
Commitments to extend credit (2)	9,374,780	22,784	—	—	22,784

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)

December 31, 2019
Financial assets:
Securities held-to-maturity	$188,996	$201,217	$—	$201,217	$—
Loans, net	19,693,099	19,717,845	—	—	19,717,845
Consumer loans held-for-sale	81,820	82,986	—	82,986	—
Commercial loans held-for-sale	17,585	17,836	—	17,836	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	20,307,382	19,647,392	—	—	19,647,392
Federal Home Loan Bank advances	2,062,534	2,078,514	—	—	2,078,514
Subordinated debt and other borrowings	749,080	712,220	—	—	712,220

Off-balance sheet instruments:
Commitments to extend credit (2)	8,141,920	3,786	—	—	3,786
(1)Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.
(2)At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments, including both commitments for unfunded loans and standby letters of credit. In making this evaluation, Pinnacle Financial utilizes credit loss expectations on funded loans from our allowance for credit losses methodology and evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at September 30, 2020 and December 31, 2019, Pinnacle Financial included in other liabilities $21.2 million and $2.4 million, respectively, representing expected credit losses on off-balance sheet commitments, which are reflected in the estimated fair values of the related commitments. Also included in the fair values at September 30, 2020 and December 31, 2019 are unamortized fees related to these commitments of $1.6 million and $1.4 million, respectively.
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

During the nine months ended September 30, 2020, Pinnacle Bank paid $119.1 million in dividends to Pinnacle Financial. As of September 30, 2020, Pinnacle Bank could pay approximately $675.7 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2018, Pinnacle Financial has paid a quarterly common stock dividend of $0.16 per share. The amount and timing of all future dividend payments by Pinnacle Financial, if any, is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's receipt of dividends, including dividends on Pinnacle Financial's 6.75% fixed rate non-cumulative perpetual preferred stock, Series B (the Series B Preferred Stock) from Pinnacle Bank, earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to Pinnacle Financial and receipt of any regulatory approvals that may become required as a result of each of Pinnacle Financial's or Pinnacle Bank's financial results.

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

Management believes, as of September 30, 2020, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2020
Total capital to risk weighted assets:
Pinnacle Financial	$3,578,436	14.2%	$2,015,196	8.0%	$2,518,994	10.0%
Pinnacle Bank	$3,146,468	12.6%	$2,005,334	8.0%	$2,506,667	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,702,540	10.7%	$1,511,397	6.0%	$2,015,196	8.0%
Pinnacle Bank	$2,819,572	11.3%	$1,504,000	6.0%	$2,005,334	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$2,485,291	9.9%	$1,133,547	4.5%	NA	NA
Pinnacle Bank	$2,819,450	11.3%	$1,128,000	4.5%	$1,629,333	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,702,540	8.5%	$1,273,124	4.0%	NA	NA
Pinnacle Bank	$2,819,572	8.9%	$1,269,171	4.0%	$1,586,464	5.0%

At December 31, 2019
Total capital to risk weighted assets:
Pinnacle Financial	$3,159,375	13.2%	$1,912,885	8.0%	$2,391,106	10.0%
Pinnacle Bank	$2,906,853	12.2%	$1,906,839	8.0%	$2,383,549	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,319,234	9.7%	$1,434,664	6.0%	$1,912,885	8.0%
Pinnacle Bank	$2,679,713	11.2%	$1,430,129	6.0%	$1,906,839	8.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized Under Prompt Corrective Action Regulations
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$2,319,112	9.7%	$1,075,998	4.5%	NA	NA
Pinnacle Bank	$2,679,590	11.2%	$1,072,597	4.5%	$1,549,307	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,319,234	9.1%	$1,021,836	4.0%	NA	NA
Pinnacle Bank	$2,679,713	10.5%	$1,019,210	4.0%	$1,274,012	5.0%
(*) Average assets for the above calculations were based on the most recent quarter.

During the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th interest in a share of Series B preferred stock in a registered public offering to both retail and institutional investors. Net proceeds from the transaction were approximately $217.1 million after deducting the underwriting discounts and offering expenses payable by Pinnacle Financial. The net proceeds were retained by Pinnacle Financial and are available to support the capital needs of Pinnacle Financial and Pinnacle Bank, to support Pinnacle Financial's obligations, including interest payments on its outstanding indebtedness, and for other general corporate purposes.

Note 11.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities, and Pinnacle Financial and Pinnacle Bank have entered into certain other subordinated debt agreements. On April 22, 2020, Pinnacle Financial established a credit facility with the Federal Reserve Bank in conjunction with the SBA Paycheck Protection Program, with available borrowing capacity equal to the outstanding balance of Paycheck Protection Program loans, which totaled approximately $2.3 billion at September 30, 2020. There are no amounts outstanding on this facility at September 30, 2020. These instruments are outlined below as of September 30, 2020 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at September 30, 2020	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	3.05%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	1.62%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	1.87%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	3.10%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	3.53%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	3.13%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	2.68%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	1.92%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	3.33%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	1.74%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	2.00%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	1.72%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	3.38%	3-month LIBOR + 3.128%
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	3.38%	3-month LIBOR + 3.128%
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (1)
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)

Debt issuance costs and fair value adjustments			(12,722)
Total subordinated debt and other borrowings			$670,273
(1) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(2) Migrates to three month LIBOR + 2.775% beginning September 15, 2024 through the end of the term.

On September 11, 2019, Pinnacle Financial issued $300.0 million aggregate principal amount of 4.125% Fixed-to-Floating Rate Subordinated Notes due 2029 (the 2029 Notes) in a public offering. The offering and sale of the 2029 Notes yielded net proceeds of approximately $296.5 million after deducting the underwriting discount and offering expenses payable by Pinnacle Financial. Pinnacle Financial used approximately $8.8 million of such proceeds to redeem the previously outstanding Subordinated Note due October 15, 2023, which Pinnacle Financial assumed in the BNC merger and which carried an interest rate of 7.23% at the time of such redemption, which occurred on September 30, 2019. Pinnacle Financial also used a portion of the net proceeds of this offering to redeem, effective January 1, 2020, the outstanding balance and accrued interest of the $20.0 million aggregate principal amount of Avenue subordinated notes and $60.0 million aggregate principal amount of BNC subordinated notes. Pinnacle Financial intends to use the remainder of the net proceeds from the offering of the 2029 Notes for general corporate purposes, including providing capital to support the growth of Pinnacle Bank's business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at September 30, 2020 and December 31, 2019 and our results of operations for the three and nine months ended September 30, 2020 and 2019. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein and the risk factors discussed in Part II, Item 1A - Risk Factors, herein as well as our Annual Report on Form 10-K for the year ended December 31, 2019 (Form 10-K) and the other reports we have filed with the Securities and Exchange Commission since we filed that Form 10-K.

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

We have been intentional in our response to the COVID-19 pandemic to ensure strength in our balance sheet, including increases in liquidity and reserves. As a part of this intentional response, during the second quarter of 2020, we performed an in-depth review of all risk-graded loans greater than $1.0 million for which we had granted the borrower the ability to defer the payment of principal and/or interest for a period of up to 90 days following the COVID-19 outbreak. We also performed an in-depth review of all of our hotel and retail commercial real estate loans greater than $1.0 million regardless of their receipt of deferral. During the third quarter, our focus broadened to include the other segments of the portfolio that are risk rated that we did not re-risk grade during the second quarter. This extensive re-underwriting effort included our pass grade loans with exposures greater than $2.0 million and watch list, criticized or classified loans with exposures greater than $500,000. Overall during the third quarter we reviewed approximately 2,500 loans totaling approximately $10 billion in exposure.

Additionally during the third quarter, we have continued to adjust our business practices, including restricting employee travel, encouraging employees to work from home where possible, continuing drive-thru only service with specific needs facilitated by appointment, implementing social distancing guidelines within our offices and by the launch of our pandemic response team, which continues to meet on a regular basis.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program ("PPP"), a program designed to aid small- and medium-sized businesses, sole proprietors and other self-employed persons through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight to 24 weeks of payroll and other costs to provide support to participating businesses and increase the ability of these businesses to retain workers. As of September 30, 2020, we had obtained approvals for approximately 15,000 clients totaling approximately $2.3 billion in approved loans. These loans are fully guaranteed by the SBA, carry a term of two or five years, dependent on the date originated, and a 1.0% annualized interest rate. Inclusive of fees from the SBA, our yield on PPP loans in the third quarter was 2.77%. Forgiveness of these loans by the SBA began late in the third quarter. As of October 16, 2020, approximately 524 applications from Pinnacle borrowers had been submitted to the SBA for forgiveness and 51 of those applications had been approved for forgiveness with the remainder pending a response from the SBA.

We also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers. This program allows for a deferral of principal and/or interest payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. As of June 30, 2020, we had granted deferrals on approximately $4.2 billion in aggregate principal amount of loans. As of September 30, 2020, approximately $724.3 million in aggregate principal amount of loans remained on deferral. This balance further decreased to $414.0 million as of October 16, 2020.

We believe our response has allowed and continues to allow us to appropriately support our associates, clients and their communities. The COVID-19 pandemic along with the implementation of CECL have contributed to an increased provision for credit losses for the first nine months of 2020 and an extended duration of economic disruption resulting from the virus could lead to increased net charge-offs and continued elevated levels of provisioning expense. We continue to monitor both the impact of COVID-19 and the effects of the CARES Act and the prospects for additional fiscal stimulus programs closely; however, the extent to which each will impact our operations and financial results during the remainder of 2020 and into 2021 remains uncertain.

Overview

Our diluted net income per common share for the three and nine months ended September 30, 2020 was $1.42 and $2.62, respectively, compared to $1.44 and $3.97, respectively, for the same periods in 2019. At September 30, 2020, reflecting the significant number of loans we had originated under the PPP, loans had increased to $22.5 billion, as compared to $19.8 billion at December 31, 2019, and total deposits increased to $26.5 billion at September 30, 2020 from $20.2 billion at December 31, 2019.

Results of Operations.  Our net interest income increased to $206.6 million and $600.8 million, respectively, for the three and nine months ended September 30, 2020 compared to $195.8 million and $572.0 million, respectively, for the same periods in the prior year, representing increases of $10.8 million and $28.8 million, respectively. For the three and nine months ended September 30, 2020 when compared to the comparable periods in 2019, this increase was largely the result of lower cost of funds, the impact of both interest and fees related to the PPP and our acquisition of additional liquidity in response to the economic uncertainty resulting from the COVID-19 pandemic as well as organic loan growth during the comparable periods. The net interest margin (the ratio of net interest income to average earning assets) for the three and nine months ended September 30, 2020 was 2.82% and 2.97%, respectively, compared to 3.43% and 3.51%, respectively, for the same periods in 2019 and reflects the impact of loans made pursuant to the PPP and our acquisition of additional on-balance sheet liquidity as noted above, the decline in short-term interest rates, declining levels of positive impact from purchase accounting and the competitive rate environments for loans and deposits in our markets.

Our provision for credit losses was $16.3 million and $184.6 million, respectively, for the three and nine months ended September 30, 2020 compared to $8.3 million and $22.6 million, respectively, for the same periods in 2019. The primary drivers of the increase in provision were the anticipated economic impact of the COVID-19 pandemic and our adoption of FASB ASU 2016-13 on January 1, 2020. ASU 2016-13, which introduces the current expected credit losses (CECL) methodology, requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Also contributing to the provision expense was an increase in net charge-offs, which totaled $13.1 million and $28.6 million, respectively, for the three and nine months ended September 30, 2020 compared to $4.9 million and $12.6 million, respectively, for the same periods in 2019. The increase in net charge-offs in the first nine months of 2020 was in large part the result of charge-offs related to three credits in the commercial and industrial loan category all of which are loans to borrowers whose businesses related to sectors which have been highly impacted by the COVID-19 pandemic.
At September 30, 2020, our allowance for credit losses as a percentage of total loans, inclusive of PPP loans, was 1.28% compared to 0.48% at December 31, 2019. The increase in the allowance for credit losses is largely the result of the implementation of CECL on January 1, 2020, which resulted in an adjustment to the opening balance of the allowance for credit losses of $38.1 million, and increased provisioning during the first nine months of 2020 due to the economic impact of the COVID-19 pandemic. The increase in the opening balance upon the implementation of CECL is partially attributable to a change in the treatment of acquired loans. Prior to the adoption of CECL, acquired loans required an allowance only if estimated credit losses exceeded the remaining purchase accounting fair value discounts. Under CECL, an allowance for credit losses is recognized for all loans without regard to fair value discounts. Also contributing to the increase in the opening balance upon adoption was an overall increase in reserve rates under CECL due to the estimation of all expected credit losses over the remaining contractual life of the portfolio rather than only probable incurred losses as was required under the prior accounting standard.

Noninterest income increased by $8.4 million, or 10.2%, and $30.0 million, or 14.7%, respectively, during the three and nine months ended September 30, 2020 compared to the same periods in 2019. The growth in noninterest income was in large part attributable to gains on mortgage loans sold, net, which increased by $12.1 million and $29.4 million, respectively, for the three and nine months ended September 30, 2020 as compared to the same periods in the prior year primarily due to the favorable interest rate environment and housing markets in our markets as well as our increased number of mortgage originators in the respective periods. These gains on mortgage loans sold, net, were offset in part by a decrease in income from our equity method investment in BHG of $5.8 million, or 18.0%, and $18.6 million, or 23.8%, respectively, during the three and nine months ended September 30, 2020 compared to the same periods in the prior year. Additionally positively impacting noninterest income were wealth management revenues of $13.0 million and $41.8 million, respectively, for the three and nine months ended September 30, 2020 compared to $12.1 million and $35.3 million, respectively, in the same periods in the prior year as well as $651,000 and $986,000 in net gains on sales of securities, respectively, during the three and nine months ended September 30, 2020 compared to $417,000 in net gains on sales of securities and $6.0 million in net losses on sales of securities, respectively, during the same periods in the prior year. Other noninterest income, which is the result of fee revenue lines of business other than those noted above, increased during the three and nine months ended September 30, 2020 by $1.4 million and $7.6 million, respectively, when compared to the same periods in the prior year.
Noninterest expense increased by $11.3 million, or 8.5%, and $38.6 million, or 10.3%, during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. Impacting noninterest expense for the three and nine months ended September 30, 2020 as compared to the same prior year periods was the $4.2 million and $12.6 million increase, respectively, in salaries and employee benefits. The change in salaries and employee benefits was the result of an increase in our associate base in the first nine months of 2020 versus the first nine months of 2019 offset in part, by the reduction of our annual cash incentive plan accrual due to the adverse impact on diluted EPS, one of the performance metrics in our annual cash incentive plan, during the first nine months of 2020. We have also incurred reduced incentive expense associated with our performance-based equity awards we have previously awarded, as the negative impact of COVID-19 on our results has negatively impacted our return on average tangible assets, the performance metric applicable to these equity awards. For the three months ended September 30, 2020 we recorded higher levels of incentive accrual expenses under the annual cash incentive plan as a result of our decision to add a pre-tax, pre-provision net revenue performance target under the plan in the third quarter. Also impacting noninterest expense in the first nine months of 2020 was $10.1 million in lending related costs related to an increase in our off balance sheet reserves. The increase in the expense related to off balance sheet reserves during the nine months ended September 30, 2020 was largely due to the impact of the COVID-19 pandemic on expected credit losses under CECL.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 48.5% and 49.5%, respectively, for the three and nine months ended September 30, 2020 compared to 47.7% and 48.3%, respectively, for the same periods in 2019. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.
During the three and nine months ended September 30, 2020, we recorded income tax expense of $26.4 million and $36.0 million, respectively, compared to income tax expense of $26.7 million and $74.2 million, respectively, for the three and nine months ended September 30, 2019. Our effective tax rate for the three and nine months ended September 30, 2020 was 19.3% and 15.2%, respectively, compared to 19.5% and 19.6%, respectively, for the three and nine months ended September 30, 2019. Our tax expense in the first nine months of 2020 was impacted by the provision for credit losses recorded in response to the COVID-19 pandemic, a portion of which was recorded as a discrete item of total income tax in the first quarter of 2020 and contributed a tax benefit of $22.4 million. Our tax rate in each period was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in the recognition of tax expense of $85,000 and a tax benefit of $505,000, respectively, for the three and nine months ended September 30, 2020 compared to tax benefits of $131,000 and $832,000, respectively, for the three and nine months ended September 30, 2019.
Financial Condition.  Net loans increased $2.7 billion, or 13.6%, during the nine months ended September 30, 2020, when compared to December 31, 2019. Contributing to increased loan volumes during the nine months ended September 30, 2020, were $2.3 billion of loans, as of September 30, 2020, issued through the SBA's PPP. The remainder of the increase is primarily the result of loans made to borrowers that principally operate or are located in our core markets that were made prior to the COVID-19 pandemic, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company. Total deposits were $26.5 billion at September 30, 2020, compared to $20.2 billion at December 31, 2019, an increase of $6.3 billion, or 31.5%. Deposit growth during the period was likely aided by our clients' need to build liquidity going into the COVID-19 pandemic and current stock market conditions, but was also due in part to our intentional emphasis on gathering low-cost core deposits during 2020. Although it is difficult to measure precisely the level of increased deposits that came to us from the PPP, we estimate that our PPP borrowers increased their deposit balances with us by approximately $1.5 billion between March 31, 2020 and September 30, 2020.

Capital and Liquidity. At September 30, 2020 and December 31, 2019, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At September 30, 2020, we had approximately $284.4 million of cash at the parent company to be used to support our bank.
During the second quarter of 2020, we issued 9.0 million depositary shares, each representing a 1/40th interest in a share of our 6.75% fixed rate non-cumulative, perpetual preferred stock, Series B (Series B Preferred Stock) in a registered public offering to both retail and institutional investors. Net proceeds from the transaction after underwriting discounts and offering expenses payable by us were approximately $217.1 million. The net proceeds were retained at Pinnacle Financial and are available to support our capital needs and other obligations, including payments related to our outstanding indebtedness, to support the capital needs and other obligations of our bank and for other general corporate purposes. Additionally, we believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as the $300 million subordinated debt offering issued during the third quarter of 2019 or entering into a new revolving credit facility with another financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.
On November 13, 2018, Pinnacle Financial announced that its board of directors authorized a share repurchase program for up to $100.0 million of Pinnacle Financial’s outstanding common stock and on October 15, 2019, the board approved an additional $100.0 million of repurchase authorization. The initial repurchase program expired on March 31, 2020, with the additional $100.0 million authorization expiring on December 31, 2020. Between November 13, 2018 and December 31, 2019, we repurchased approximately 1.5 million shares of our common stock at an aggregate cost of $82.1 million pursuant to these authorizations. During the quarter ended March 31, 2020, we repurchased approximately 1.0 million shares of our common stock at an aggregate cost of $50.8 million. Our last purchase of shares of our common stock occurred on March 19, 2020. We suspended our repurchase program at the end of the first quarter of 2020 and it remains suspended until we gain more clarity on the length and depth of the COVID-19 pandemic.
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

Selected Financial Information

The following is a summary of certain financial information as of or for the three and nine month periods ended September 30, 2020 and as of December 31, 2019 and for the three and nine month periods ended September 30, 2019 (dollars in thousands, except per share data):

	Three Months Ended September 30,		2020 - 2019 Percent	Nine Months Ended September 30,		2020 - 2019 Percent
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Income Statement:
Interest income	$249,188	$275,749	(9.6)%	$763,995	$799,483	(4.4)%
Interest expense	42,594	79,943	(46.7)%	163,192	227,513	(28.3)%
Net interest income	206,594	195,806	5.5%	600,803	571,970	5.0%
Provision for credit losses	16,333	8,260	97.7%	184,554	22,639	715.2%
Net interest income after provision for credit losses	190,261	187,546	1.4%	416,249	549,331	(24.2)%
Noninterest income	91,065	82,619	10.2%	234,396	204,364	14.7%
Noninterest expense	144,277	132,941	8.5%	413,231	374,678	10.3%
Net income before income taxes	137,049	137,224	(0.1)%	237,414	379,017	(37.4)%
Income tax expense	26,404	26,703	(1.1)%	35,969	74,215	(51.5)%
Net income	110,645	110,521	0.1%	201,445	304,802	(33.9)%
Preferred stock dividends	(3,798)	—	100.0%	(3,798)	—	100.0%
Net income available to common shareholders	$106,847	$110,521	(3.3)%	$197,647	$304,802	(35.2)%

Per Share Data:
Basic net income per common share	$1.42	$1.45	(2.1)%	$2.62	$3.99	(34.3)%
Diluted net income per common share	$1.42	$1.44	(1.4)%	$2.62	$3.97	(34.0)%

Performance Ratios:
Return on average assets (1)	1.26%	1.62%	(22.2)%	0.83%	1.56%	(46.8)%
Return on average shareholders' equity (2)	8.92%	10.28%	(13.2)%	5.79%	9.86%	(41.3)%
Return on average common shareholders' equity (3)	9.35%	10.28%	(9.0)%	5.91%	9.86%	(40.1)%

	September 30, 2020	December 31, 2019
Balance Sheet:
Loans, net of allowance for credit losses	$22,188,764	$19,693,099	12.7%
Deposits	$26,543,956	$20,181,028	31.5%
(1) Return on average assets is the result of net income available to common shareholders for the reported period on an annualized basis, divided by average assets for the period.
(2) Return on average shareholders' equity is the result of net income available to common shareholders for the reported period on an annualized basis, divided by average stockholders' equity for the period.
(3) Return on average common shareholders' equity is the result of net income available to common shareholders for the reported period on an annualized basis, divided by average common shareholders' equity for the period.

Results of Operations

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $206.6 million and $600.8 million, respectively, for the three and nine months ended September 30, 2020 compared to $195.8 million and $572.0 million, respectively, for the same periods in the prior year, representing increases of $10.8 million and $28.8 million, respectively. For the three and nine months ended September 30, 2020 when compared to the comparable periods in 2019, this increase was largely the result of lower funding costs, the impact of both interest and fees from the PPP and our acquisition of additional on-balance sheet liquidity in response to the economic uncertainty resulting from the COVID-19 pandemic as well as organic loan growth during the comparable periods.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)(2)	$22,493,192	$224,482	4.04%	$19,216,835	$247,147	5.21%
Securities:
Taxable	2,226,008	8,276	1.48%	1,712,265	10,655	2.47%
Tax-exempt (2)	2,194,272	15,001	3.29%	1,795,098	13,313	3.51%
Federal funds sold and other	3,279,248	1,429	0.17%	802,326	4,634	2.29%
Total interest-earning assets	30,192,720	$249,188	3.38%	23,526,524	$275,749	4.78%
Nonearning assets
Intangible assets	1,866,082			1,866,223
Other nonearning assets	1,779,914			1,741,416
Total assets	$33,838,716			$27,134,163

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	4,784,627	3,733	0.31%	3,237,155	9,517	1.17%
Savings and money market	10,312,876	8,374	0.32%	7,614,558	27,303	1.42%
Time	4,265,881	16,294	1.52%	4,351,473	25,711	2.34%
Total interest-bearing deposits	19,363,384	28,401	0.58%	15,203,186	62,531	1.63%
Securities sold under agreements to repurchase	147,211	77	0.21%	134,197	152	0.45%
Federal Home Loan Bank advances	1,515,879	6,945	1.82%	2,136,928	11,591	2.15%
Subordinated debt and other borrowings	715,138	7,171	3.99%	533,194	5,669	4.22%
Total interest-bearing liabilities	21,741,612	42,594	0.78%	18,007,505	79,943	1.76%
Noninterest-bearing deposits	6,989,439	—	0.00%	4,574,821	—	0.00%
Total deposits and interest-bearing liabilities	28,731,051	$42,594	0.59%	22,582,326	$79,943	1.40%
Other liabilities	341,801			286,831
Stockholders' equity	4,765,864			4,265,006
Total liabilities and stockholders' equity	$33,838,716			$27,134,163
Net interest income		$206,594			$195,806
Net interest spread (3)			2.60%			3.02%
Net interest margin (4)			2.82%			3.43%

(1) Average balances of nonaccrual loans are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $7.3 million of taxable equivalent income for the three months ended September 30, 2020 compared to $7.5 million for the three months ended September 30, 2019. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities.  The net interest spread calculation excludes the impact of demand deposits.  Had the impact of demand deposits been included, the net interest spread for the three months ended September 30, 2020 would have been 2.79% compared to a net interest spread of 3.37% for the three months ended September 30, 2019.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

(dollars in thousands)	Nine months ended			Nine months ended
	September 30, 2020			September 30, 2019
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets
Loans (1) (2)	$21,589,858	$687,183	4.33%	$18,593,509	$714,179	5.23%
Securities
Taxable	2,103,023	28,133	1.79%	1,779,512	36,438	2.74%
Tax-exempt (2)	2,041,199	43,421	3.41%	1,628,742	37,541	3.67%
Federal funds sold and other	2,239,102	5,258	0.31%	602,148	11,325	2.51%
Total interest-earning assets	27,973,182	$763,995	3.75%	22,603,911	$799,483	4.85%
Nonearning assets
Intangible assets	1,868,118			1,856,324
Other nonearning assets	1,787,377			1,580,762
Total assets	$31,628,677			$26,040,997

Interest-bearing liabilities
Interest-bearing deposits:
Interest checking	4,391,319	16,456	0.50%	3,173,228	28,145	1.19%
Savings and money market	9,201,302	37,713	0.55%	7,503,407	80,587	1.44%
Time	4,298,814	58,657	1.82%	3,937,486	67,004	2.28%
Total interest-bearing deposits	17,891,435	112,826	0.84%	14,614,121	175,736	1.61%
Securities sold under agreements to repurchase	159,783	286	0.24%	120,346	439	0.49%
Federal Home Loan Bank advances	1,918,371	26,854	1.87%	2,076,647	33,107	2.13%
Subordinated debt and other borrowings	698,464	23,226	4.44%	491,384	18,231	4.96%
Total interest-bearing liabilities	20,668,053	163,192	1.05%	17,302,498	227,513	1.76%
Noninterest-bearing deposits	6,063,783	—	—	4,391,400	—	—
Total deposits and interest-bearing liabilities	26,731,836	$163,192	0.82%	21,693,898	$227,513	1.40%
Other liabilities	335,274			212,813
Stockholders' equity	4,561,567			4,134,286
Total liabilities and stockholders' equity	$31,628,677			$26,040,997
Net interest income		$600,803			$571,970
Net interest spread (3)			2.70%			3.09%
Net interest margin (4)			2.97%			3.51%

(1) Average balances of nonaccrual loans are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $21.3 million of taxable equivalent income for the nine months ended September 30, 2020 compared to $20.9 million for the nine months ended September 30, 2019. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the nine months ended September 30, 2020 would have been 2.93% compared to a net interest spread of 3.45% for the nine months ended September 30, 2019.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three and nine months ended September 30, 2020, our net interest margin was 2.82% and 2.97%, respectively, compared to 3.43% and 3.51%, respectively, for the same periods in 2019. Our net interest margin for the three and nine months ended September 30, 2020 reflects the impact of PPP loans and the firm's acquisition of additional on-balance sheet liquidity as noted above, the decline in short-term interest rates, declining levels of positive impact from purchase accounting and the competitive rate environments for loans and deposits in our markets. More specifically, our net interest margin was negatively impacted by yield compression in our earning asset portfolio due to a declining macroeconomic interest rate environment, which included a 150 basis points reduction in the federal funds rate in March 2020. This decrease was offset somewhat by a decrease in funding costs. During the three and nine months ended September 30, 2020, our earning asset yield decreased by 140 basis points and 110 basis points, respectively, from the same periods in the prior year. Our total funding rates decreased by 81 basis points and 58 basis points, respectively, compared to the same periods in the prior year.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Pricing for creditworthy borrowers and meaningful depositors is very competitive in our markets and this competition has adversely impacted, and may continue to adversely impact, our margins. This challenging competitive environment may continue during 2020 and 2021 even during a time of economic uncertainty due to COVID-19. We also expect the positive impact of purchase accounting on our net interest income will lessen in future periods, which will negatively affect our net interest margin in 2020 and 2021. We have sought to mitigate much of the negative impact that reductions in short-term interest rates would have on our net interest margin through restructuring a portion of our investment securities portfolio, purchasing loan interest rate floors, and unwinding fixed-to-floating loan interest rate swaps. Those tactics have benefited us during this recent period of falling short-term interest rates. However, our net interest margin could be additionally impacted if we are not able to continue to lower deposit rates at a pace necessary to offset declines in our earning asset yields. We determined that holding elevated levels of on-balance sheet liquidity is a prudent response to the COVID-19 pandemic. This strategy will negatively impact the net interest margin until on-balance sheet liquidity returns to more normalized levels. We seek to fund increased loan volumes by growing our core deposits, but will utilize non-core funding to fund shortfalls, if any. To the extent that our dependence on non-core funding sources increases during 2020 and 2021, our net interest margin would likely be negatively impacted as we may not be able to reduce the rates we pay on these deposits as quickly as we can on core deposits.

Provision for Credit Losses. On January 1, 2020, we adopted FASB ASU 2016-13, which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loan and held-to-maturity securities portfolios. Accordingly, the provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. The provision for credit losses amounted to $16.3 million and $184.6 million, respectively, for the three and nine months ended September 30, 2020 compared to $8.3 million and $22.6 million, respectively, for the three and nine months ended September 30, 2019. Provision expense is impacted by organic loan growth in our loan portfolio, our internal assessment of the credit quality of the loan portfolio, our expectations about future economic conditions and net charge-offs. The primary driver of the increase in provision for credit losses for the three and nine months ended September 30, 2020 was the economic impact of the COVID-19 pandemic. Our CECL model relies on recent historical and projected future macroeconomic conditions, including unemployment and GDP, as key inputs to estimate future credit losses. As a result, the deterioration in economic conditions resulting from COVID-19 has resulted in a significant increase in expected credit losses. Also contributing to the increase in provision expense in the current year when compared to 2019 comparable periods was an increase in net charge-offs, which totaled $13.1 million and $28.6 million, respectively, for the three and nine months ended September 30, 2020 compared to $4.9 million and $12.6 million, respectively, for the same periods in 2019. The increase in net charge-offs in the first nine months of 2020 was in large part the result of charge-offs related to three credits in the commercial and industrial loan category all of which are loans to borrowers whose businesses related to sectors which have been highly impacted by the COVID-19 pandemic.

Our allowance for credit losses reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses assessment methodology. At September 30, 2020, our allowance for credit losses as a percentage of total loans, inclusive of PPP loans, was 1.28%, up from 0.48% at December 31, 2019. The increase in the allowance for credit losses is largely the result of the implementation of CECL on January 1, 2020, which resulted in an adjustment to the opening balance of the allowance for credit losses of $38.1 million, and increased provisioning during the three and nine months ended September 30, 2020 due to the estimated economic impact of the COVID-19 pandemic.

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

The following is a summary of our noninterest income for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		2020 - 2019 Percent	Nine Months Ended September 30,		2020 - 2019 Percent
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$9,854	$10,193	(3.3)%	$25,796	$27,675	(6.8)%
Investment services	6,734	6,270	7.4%	21,944	17,607	24.6%
Insurance sales commissions	2,284	2,252	1.4%	7,755	7,327	5.8%
Gains on mortgage loans sold, net	19,453	7,402	162.8%	47,655	18,291	160.5%
Investment gains (losses) on sales of securities, net	651	417	56.1%	986	(6,009)	116.4%
Trust fees	3,986	3,593	10.9%	12,114	10,349	17.1%
Income from equity method investment	26,445	32,248	(18.0)%	59,245	77,799	(23.8)%
Other noninterest income:
Interchange and other consumer fees	10,932	9,597	13.9%	29,224	26,199	11.5%
Bank-owned life insurance	4,557	4,558	—%	13,935	12,853	8.4%
Loan swap fees	365	2,250	(83.8)%	3,166	3,811	(16.9)%
SBA loan sales	1,469	1,168	25.8%	3,752	2,913	28.8%
Gain on other equity investments	460	584	(21.2)%	8	2,198	(99.6)%
Other noninterest income	3,875	2,087	85.7%	8,816	3,351	163.1%
Total other noninterest income	21,658	20,244	7.0%	58,901	51,325	14.8%
Total noninterest income	$91,065	$82,619	10.2%	$234,396	$204,364	14.7%

The decrease in service charges on deposit accounts in the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 is primarily related to a reduction in analysis fees due to a decrease in the transaction volume of commercial checking accounts which we believe is the result of the COVID-19 pandemic.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three and nine months ended September 30, 2020, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, increased by $464,000 and $4.3 million when compared to the three and nine months ended September 30, 2019. At September 30, 2020 and 2019, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $4.9 billion and $4.4 billion, respectively, in brokerage assets. Revenues from the sale of insurance products by our insurance subsidiaries for the three and nine months ended September 30, 2020 increased by $32,000 and $428,000, respectively, compared to the same periods in the prior year. Included in insurance revenues for the nine months ended September 30, 2020 was $1.1 million of contingent income received in the first quarter of 2020 that was based on 2019 sales production and claims experience compared to $884,000 recorded in the same period in the prior year. Additionally, at September 30, 2020, our trust department was receiving fees on approximately $3.0 billion of managed assets compared to $2.5 billion at September 30, 2019, reflecting organic growth and increased market valuations. The growth in our wealth management businesses is attributable to the addition of associates in these areas, market volatility and the attractive markets in which we operate.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $19.5 million and $47.7 million, respectively, for the three and nine months ended September 30, 2020 compared to $7.4 million and $18.3 million, respectively, for the same periods in the prior year. This sizeable increase is the direct result of the current interest rate environment and the strong markets in which we operate. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. There is a positive correlation between the dollar amount of the mortgage pipeline and the value of this hedge. Therefore, the change in the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At September 30, 2020, the mortgage pipeline included $316.5 million in loans expected to close in 2020 compared to $168.9 million in loans at September 30, 2019 expected to close in 2019.

Investment gains and losses on sales, net represent the net gains and losses on sales of investment securities in our available-for-sale securities portfolio during the periods noted. During the nine months ended September 30, 2020, we sold approximately $145.6 million of securities for a net gain of $986,000 compared to the nine months ended September 30, 2019, when we sold approximately $626.1 million of securities for a net loss of $6.0 million.

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

Income from this equity-method investment was $26.4 million and $59.2 million, respectively, for the three and nine months ended September 30, 2020 compared to $32.2 million and $77.8 million, respectively, for the same periods last year. Historically, BHG has sold the majority of the loans its originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. In the second half of 2019, BHG began retaining more loans on its balance sheet than historically had been the case in recent years. As a result of the economic disruption resulting from the COVID-19 pandemic, BHG, in the first nine months of 2020, sold more loans through its auction platform than we had anticipated would be the case earlier in the year and will likely slow its transition to holding more loans on its balance sheet as the effects of COVID-19 are monitored. As is the case for our business, the impact of the COVID-19 pandemic on BHG's business is not fully known at this point though we believe its business, including demand for its loans and losses it may incur as a result of borrowers experiencing financial difficulty, will continue to be negatively impacted. In the third quarter of 2020, BHG completed its first securitization of approximately $160 million in notes backed by commercial and consumer loans on its balance sheet to provide additional funding.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets of $293,000 and $880,000, respectively, for the three and nine months ended September 30, 2020 compared to $475,000 and $1.4 million, respectively, for the three and nine months ended September 30, 2019. At September 30, 2020, there were $7.9 million of these intangible assets that are expected to be amortized in lesser amounts over the next 15 years. Also included in income from equity-method investment, is accretion income associated with the fair valuation of certain of BHG's liabilities of $535,000 and $1.6 million, respectively, for the three and nine months ended September 30, 2020, compared to $630,000 and $2.0 million, respectively, for the three and nine months ended September 30, 2019. At September 30, 2020, there were $3.2 million of these liabilities that are expected to accrete into income in lesser amounts over the next six years.

During the three and nine months ended September 30, 2020, Pinnacle Financial and Pinnacle Bank received $40.0 million and $48.0 million, respectively, in dividends from BHG in the aggregate. During the three and nine months ended September 30, 2019, Pinnacle Financial and Pinnacle Bank received dividends of $9.0 million and $49.9 million, respectively, in the aggregate. Dividends from BHG during such periods reduced the carrying amount of our investment in BHG, while earnings from BHG during such periods increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. On September 21, 2020, Pinnacle Bank purchased $50.2 million in loans from BHG at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be 5.0% per annum. No loans were purchased from BHG by Pinnacle Bank for the three and nine months ended September 30, 2019. Earnings from BHG are likely to fluctuate from period-to-period.

As our ownership interest in BHG is 49% and our representatives do not occupy a majority of the seats on BHG's board of managers, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity method investment in noninterest income. For the three and nine months ended September 30, 2020, BHG reported $128.5 million and $319.2 million, respectively, in revenues, net of substitution losses of $19.3 million and $63.7 million, respectively, compared to revenues of $108.8 million and $279.6 million, respectively, for the three and nine months ended September 30, 2019, net of substitution losses of $13.6 million and $38.7 million, respectively.

Approximately $105.4 million and $242.4 million, respectively, of BHG's revenues for the three and nine months ended September 30, 2020 related to gains on the sale of commercial loans BHG had previously issued primarily to doctor, dentist and other medical practices compared to $89.4 million and $228.7 million, respectively, for the three and nine months ended September 30, 2019. BHG refers to this activity as its core product. BHG typically funds these loans from cash reserves on its balance sheet. Subsequent to origination, these core product loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan. The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model.

At September 30, 2020 and 2019, there were $3.4 billion and $2.4 billion, respectively, in core product loans previously sold by BHG that were being actively serviced by BHG's network of bank purchasers. BHG, at its sole option, may also provide purchasers of these core product loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. This substitution is subject to the purchaser having adhered to the standards of its purchase agreement with BHG. Additionally, all substitutions are subject to approval by BHG's board of managers. As a result, the reacquired loans are deemed purchased credit impaired and recorded on BHG's balance sheet at the net present value of the loan's anticipated cash flows. BHG will then initiate collection efforts and attempt to restore the reacquired loan to performing status. As a result, BHG maintained a liability as of September 30, 2020 and 2019 of $256.3 million and $117.9 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution. This liability represents 7.5% and 4.9%, respectively, of core product loans previously sold by BHG that remain outstanding as of September 30, 2020 and 2019, respectively. The increase in this liability in the nine months ended September 30, 2020 was principally the result of the economic disruption associated with the COVID-19 pandemic which adversely impacted physician and dental practices in a material manner.

BHG will maintain loans on its balance sheet for a period of time prior to sale or transfer to a purchaser. Alternatively, BHG may elect to keep certain loans on its balance sheet through maturity. From time to time, BHG may hold a higher volume of these loans depending upon the timing of loan originations, its loan pipeline and market demand as well as the deployment of its business strategy. As previously discussed, BHG realigned its business model to retain more of its originated loans on the balance sheet beginning in the second half of 2019. At September 30, 2020, BHG reported loans totaling $915.5 million compared to $467.2 million as of September 30, 2019. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At September 30, 2020 and 2019, BHG had $624.0 million and $255.3 million, respectively, of secured borrowings associated with loans held for investment which did not qualify for sale accounting. At September 30, 2020 and 2019, BHG reported allowance for loan losses totaling $19.4 million and $3.6 million, respectively. Interest income and fees amounted to $18.0 million and $64.2 million, respectively, for the three and nine months ended September 30, 2020 compared to $16.0 million and $40.2 million, respectively, for the three and nine months ended September 30, 2019.

BHG also sometimes refers loans to other financial institutions and, based on an agreement with the institution, earns a fee for doing so. Typically, these are loans that BHG believes would either be classified as consumer-type loans rather than commercial loans, fail to meet the credit underwriting standards of BHG but another institution will accept the loans or are loans issued to borrowers in certain geographic locations where BHG has elected not to do business. For the three and nine months ended September 30, 2020, BHG recognized fee income of $309,000 and $1.1 million, respectively, compared to $579,000 and $1.7 million, respectively, for the same periods in the prior year related to these activities.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased during the three and nine months ended September 30, 2020 as compared to the same periods in 2019 due to increased debit and credit card transactions period-over-period and loan fees primarily as a result of loan prepayments during the first nine months of 2020. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $4.6 million and $13.9 million, respectively, for the three and nine months ended September 30, 2020 compared to $4.6 million and $12.9 million, respectively, for the three and nine months ended September 30, 2019. During the first nine months of 2019, we purchased $110.0 million of new bank-owned life insurance policies. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. Loan swap fees decreased by $645,000 during the nine months ended September 30, 2020 as compared to the same period in 2019 due primarily to a decrease in the volume of activity resulting from the current interest rate environment. SBA loan sales are also included in other noninterest income and fluctuate based on the current market environment. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. Other other noninterest income fluctuated during the three and nine months ended September 30, 2020 as compared to the same periods in 2019 due primarily to a $2.9 million policy benefit received during the nine months ended September 30, 2020 from our bank-owned life insurance policies as well as to the $1.5 million loss on the sale of the high-yield automobile portfolio in the second quarter of 2019.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses. The following is a summary of our noninterest expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		2020 - 2019 Percent	Nine Months Ended September 30,		2020 - 2019 Percent
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$54,331	$47,369	14.7%	$161,152	$137,050	17.6%
Commissions	3,892	3,637	7.0%	11,485	10,001	14.8%
Cash and equity incentives	19,677	23,631	(16.7%)	34,782	50,954	(31.7%)
Employee benefits and other	12,203	11,282	8.2%	37,051	33,910	9.3%
Total salaries and employee benefits	90,103	85,919	4.9%	244,470	231,915	5.4%
Equipment and occupancy	21,622	20,348	6.3%	64,626	63,523	1.7%
Other real estate expense, net	1,795	655	174.0%	7,098	3,424	107.3%
Marketing and other business development	2,321	2,723	(14.8%)	7,714	8,953	(13.8%)
Postage and supplies	1,761	1,766	(0.3%)	5,821	5,737	1.5%
Amortization of intangibles	2,417	2,430	(0.5%)	7,416	7,012	5.8%
Other noninterest expense:
Deposit related expense	6,035	4,773	26.4%	16,949	14,189	19.5%
Lending related expense	7,514	7,075	6.2%	30,058	17,770	69.2%
Wealth management related expense	513	426	20.4%	1,571	1,566	0.3%
Other noninterest expense	10,196	6,826	49.4%	27,508	20,589	33.6%
Total other noninterest expense	24,258	19,100	27.0%	76,086	54,114	40.6%
Total noninterest expense	$144,277	$132,941	8.5%	$413,231	$374,678	10.3%

Total salaries and employee benefits expenses increased $4.2 million and $12.6 million, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The change in salaries and employee benefits was the result of an increase in our associate base in 2020 versus 2019 offset in part by the reduction of our cash incentive plan accrual as well as the reduction in stock-based compensation expense due to our performance through the first nine months of 2020 compared to 2019, each due to the effects of COVID-19 on our anticipated earnings and performance for the year ended December 31, 2020. At September 30, 2020, our associate base was 2,596.5 full-time equivalent associates as compared to 2,456.0 at September 30, 2019. We expect salary and benefit expenses will rise in 2021 compared to 2020 as we aim to return our focus to hiring experienced bankers in many of our markets, including the Atlanta market.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our bank's non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our bank's associates participate in our equity compensation plans. Under the annual cash incentive plan as originally designed, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of, and average rate paid on, core deposits and earnings per share (subject to certain adjustments). To the extent that the soundness threshold is met and core deposit volumes and rates and earnings per share are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. Through the third quarter of 2020, we have accrued incentive costs for the cash incentive plan in 2020 at approximately 50% of our targeted awards. In the second quarter of 2020, as a result of the impact of the COVID-19 pandemic on our anticipated earnings for the year ended 2020, we reduced our accrual for payouts to approximately 25 percent of associate annual target awards under our broad-based cash incentive plan for 2020. Early in the third quarter, we modified our annual cash incentive plan to take into account new pre-tax, pre-provision net revenue goals and initiatives for 2020 and, as a result, increased our incentive costs from approximately 25 percent of associate annual target awards to approximately 50 percent of associate annual target awards in order to account for the modification to the plan.

Also included in employee benefits and other expense for the three and nine months ended September 30, 2020 were approximately $4.4 million and $14.1 million, respectively, of compensation expenses related to equity-based awards for restricted shares or restricted share units, including those with performance-based vesting criteria, compared to $5.0 million and $15.1 million, respectively, for the three and nine months ended September 30, 2019. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. Our compensation expense associated with equity awards for the three and nine months ended September 30, 2020 decreased when compared to the three and nine months ended September 30, 2019 primarily as a result of the fact that our performance through the first nine months of 2020 made it unlikely that the portion of our performance-based awards with performance periods linked to 2020 return on average tangible asset levels would be earned as a result of the pandemic. Our compensation expense associated with equity awards with time-based vesting criteria is likely to continue to increase during the remainder of 2020 when compared to 2019 as a result of the increased number of associates and our intention to hire additional experienced financial advisors. Compensation expense associated with our performance-based vesting awards will continue to be impacted by our performance in 2020 and will likely continue to be less than prior year comparable periods during the remainder of 2020.

Employee benefits and other expenses were $12.2 million and $37.1 million, respectively, for the three and nine months ended September 30, 2020 compared to $11.3 million and $33.9 million, respectively, for the three and nine months ended September 30, 2019 and include costs associated with our 401k plan, health insurance and payroll taxes.

Equipment and occupancy expenses for the three and nine months ended September 30, 2020 were $21.6 million and $64.6 million, respectively, compared to $20.3 million and $63.5 million, respectively, for the three and nine months ended September 30, 2019. These costs were generally consistent between periods though we expect to incur additional costs in future periods as we continue to enhance our technology infrastructure.

Other real estate income and expenses for the three and nine months ended September 30, 2020 were $1.8 million and $7.1 million, respectively, as compared to $655,000 and $3.4 million, respectively, for the same periods in the prior year. Included in the nine months ended September 30, 2020 were writedowns of previously foreclosed upon properties to market value based on updated appraisals obtained in the current year.

Marketing and business development expense for the three and nine months ended September 30, 2020 was $2.3 million and $7.7 million, respectively, compared to $2.7 million and $9.0 million, respectively, for the three and nine months ended September 30, 2019. The primary source of the decrease for the three and nine months ended September 30, 2020 as compared to the same periods 2019 is the result of limited in-person client meetings and business development expenses as a result of the restrictions resulting from the COVID-19 pandemic.

Intangible amortization expense was $2.4 million and $7.4 million, respectively, for the three and nine months ended September 30, 2020 compared to $2.4 million and $7.0 million, respectively, for the same periods in 2019. The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives at September 30, 2020:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
CapitalMark	2015	$6.2	7	$0.4
Magna Bank	2015	3.2	6	0.1
Avenue	2016	8.8	9	2.5
BNC	2017	48.1	10	26.6
Book of Business Intangible:
Miller Loughry Beach Insurance	2008	$1.3	20	$0.2
CapitalMark	2015	0.3	16	0.1
BNC Insurance	2017	0.4	20	0.3
BNC Trust	2017	1.9	10	1.3
Advocate Capital	2019	13.6	13	11.0

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense of these intangibles is estimated to decrease from $8.8 million to $5.0 million per year over the next five years with lesser amounts for the remaining amortization period.

Other noninterest expenses, which consists primarily of deposit, lending, wealth management and administrative expenses increased by $5.2 million and $22.0 million, respectively, for the three and nine months ended September 30, 2020 when compared to the three and nine months ended September 30, 2019. Deposit related expense increased by $1.3 million and $2.8 million, respectively, during the three and nine months ended September 30, 2020 when compared to the same periods in 2019. Lending related expenses increased $439,000 and $12.3 million, respectively, during the three and nine months ended September 30, 2020 when compared to the same periods in 2019. This increase is primarily the result of building our off-balance sheet reserves following the implementation of CECL effective January 1, 2020 and the effect that macroeconomic factors impacted by the COVID-19 pandemic had on our CECL models. Wealth management related expenses remained relatively flat for the three and nine months ended September 30, 2020 when compared to the same periods in 2019. Total other noninterest expenses increased by $3.4 million and $6.9 million, respectively, during the three and nine months ended September 30, 2020 when compared to the same periods in 2019. This increase is primarily the result of $4.9 million in FHLB prepayment penalties as a result of our prepayment of $892.5 million in FHLB borrowings during the first nine months of 2020.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 48.5% and 49.5%, respectively, for the three and nine months ended September 30, 2020 compared to 47.7% and 48.3%, respectively, for the same periods in 2019. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was impacted in part by increased noninterest expense during the period as a result of our building of off-balance sheet reserves upon the adoption of CECL during the quarter as well as net gains and losses on sales of securities, gains on mortgage loans sold and income from our equity method investment in BHG in both periods.

Income Taxes. During the three and nine months ended September 30, 2020, we recorded income tax expense of $26.4 million and $36.0 million, respectively, compared to income tax expense of $26.7 million and $74.2 million, respectively, for the three and nine months ended September 30, 2019. Our effective tax rate for the three and nine months ended September 30, 2020 was 19.3% and 15.2%, respectively, compared to 19.5% and 19.6%, respectively, for the three and nine months ended September 30, 2019. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 26.14% primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax expense in the nine months ended September 30, 2020 was impacted by the provision expense recorded in response to the COVID-19 pandemic, which was recorded in the first quarter of 2020 as a discrete item of total income tax and contributed a tax benefit of $22.4 million. Our tax rate in each period was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in the recognition of tax expense of $85,000 and a tax benefit of $505,000, respectively, for the three and nine months ended September 30, 2020 compared to tax benefits of $131,000 and $832,000, respectively, for the three and nine months ended September 30, 2019.

Financial Condition

Our consolidated balance sheet at September 30, 2020 reflects an increase in total loans outstanding to $22.5 billion compared to $19.8 billion at December 31, 2019. Total deposits increased by $6.4 billion between December 31, 2019 and September 30, 2020. Total assets were $33.8 billion at September 30, 2020 compared to $27.8 billion at December 31, 2019.

Loans.  The composition of loans at September 30, 2020 and at December 31, 2019 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner-occupied	$2,748,075	12.2%	$2,669,766	13.5%
Non-owner occupied	5,220,452	23.2%	5,039,452	25.5%
Consumer real estate – mortgage	3,041,019	13.5%	3,068,625	15.5%
Construction and land development	2,728,439	12.2%	2,430,483	12.3%
Commercial and industrial	8,395,963	37.4%	6,290,296	31.8%
Consumer and other	343,461	1.5%	289,254	1.4%
Total loans	$22,477,409	100.0%	$19,787,876	100.0%

At September 30, 2020, our loan portfolio composition had changed modestly from the composition at December 31, 2019 principally as a result of the PPP loans, which are classified as commercial and industrial loans, though commercial real estate and commercial and industrial lending generally continue to make up the largest segments of our portfolio. At September 30, 2020, approximately 34.5% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied commercial real estate properties, compared to 34.6% at December 31, 2019. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development loan segment continues to be a meaningful portion of our portfolio and reflects the development and growth of the local communities in which we operate and is diversified between commercial, residential and land.

Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At September 30, 2020, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital was 86.7% compared to 83.6% at December 31, 2019. Construction and land development, non-owner occupied commercial real estate and multifamily loans as a percentage of total risk-based capital were 268.8% and 268.3% as of September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The following table classifies our fixed and variable rate loans at September 30, 2020 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (in thousands):

	Amounts at September 30, 2020			Percentage	Percentage
	Fixed Rates	Variable Rates	Totals	At September 30, 2020	At December 31, 2019
Based on contractual maturity:
Due within one year	$2,582,068	$1,569,958	$4,152,026	18.5%	20.6%
Due in one year to five years	8,115,527	4,267,447	12,382,974	55.1%	50.2%
Due after five years	4,008,882	1,933,527	5,942,409	26.4%	29.2%
Totals	$14,706,477	$7,770,932	$22,477,409	100.0%	100.0%

Based on contractual repricing dates:
Daily floating rate	$—	$1,066,911	$1,066,911	4.8%	13.4%
Due within one year	2,582,068	6,123,852	8,705,920	38.7%	42.7%
Due in one year to five years	8,115,527	292,761	8,408,288	37.4%	27.7%
Due after five years	4,008,882	287,408	4,296,290	19.1%	16.2%
Totals	$14,706,477	$7,770,932	$22,477,409	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

Loans in Past Due Status.  The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
Loans past due 30 to 89 days:	2020	2019
Commercial real estate:
Owner occupied	$3,780	$5,239
Non-owner occupied	3,540	6,797
Consumer real estate – mortgage	9,190	13,803
Construction and land development	2,417	2,103
Commercial and industrial	11,358	10,952
Consumer and other	928	2,184
Total loans past due 30 to 89 days	$31,213	$41,078

Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$4,226	$1,719
Non-owner occupied	5,353	3,816
Consumer real estate – mortgage	5,971	7,304
Construction and land development	2,031	1,487
Commercial and industrial	4,986	6,364
Consumer and other	1,220	570
Total loans past due 90 days or more	$23,787	$21,260

Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.14%	0.21%
Loans past due 90 days or more as a percentage of total loans	0.11%	0.11%
Total loans in past due status as a percentage of total loans	0.24%	0.32%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $215.7 million, or 1.0% of total loans at September 30, 2020, compared to $276.0 million, or 1.4% of total loans at December 31, 2019. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. Approximately $4.9 million of potential problem loans were past due at least 30 days but less than 90 days as of September 30, 2020.

Nonperforming Assets and Troubled Debt Restructurings. At September 30, 2020, we had $90.8 million in nonperforming assets compared to $91.1 million at December 31, 2019. Included in nonperforming assets were $71.4 million in nonaccrual loans and $19.4 million in OREO and other nonperforming assets at September 30, 2020 and $61.6 million in nonaccrual loans and $29.5 million in OREO and other nonperforming assets at December 31, 2019. At September 30, 2020 and December 31, 2019, there were $2.6 million and $4.9 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status.

In response to the COVID-19 pandemic and its economic impact to its customers, Pinnacle Bank implemented a short-term modification program in accordance with interagency regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due at the time of modification. This program allows for a deferral of payments of principal and/or interest for 90 days, which Pinnacle Bank may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. As of June 30, 2020, we had granted deferrals on approximately $4.2 billion in aggregate principal amount of loans. As of September 30, 2020, approximately $724.3 million in aggregate principal loan balances remained on deferral. As of October 16, 2020, this balance had decreased to approximately $414.0 million.

In addition to the short-term modification program implemented by Pinnacle Bank, as discussed above, Section 4013 of the CARES Act and bank regulatory interagency guidance gave entities temporary relief from the accounting and disclosure requirements for TDRs indicating that a lender could conclude that the modifications are not a troubled debt restructuring if the borrower was less than 30 days past due as of December 31, 2019. We have followed the guidance under the CARES Act and the interagency guidance related to these loan modifications. At September 30, 2020, outside of the short-term deferral program noted above, we had modified approximately $52.2 million in loans under Section 4013 of the CARES Act.

Allowance for Credit Losses on Loans (allowance). On January 1, 2020, we adopted FASB ASU 2016-13, which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, beginning in 2020, the allowance for credit losses represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of September 30, 2020 and December 31, 2019, our allowance for credit losses was approximately $288.6 million and $94.8 million, respectively, which our management believes to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans, inclusive of PPP loans, was 1.28% at September 30, 2020, up from 0.48% at December 31, 2019. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA.

The increase in the allowance for credit losses is largely the result of the implementation of ASU 2016-13 on January 1, 2020, which resulted in an adjustment to the opening balance of the allowance for credit losses of $38.1 million, and increased provisioning during the nine months ended September 30, 2020 due primarily to the economic impact of the COVID-19 pandemic. Our CECL models rely largely on recent historical and projected future macroeconomic conditions to estimate future credit losses. Macroeconomic factors used in the model include the national unemployment rate, gross domestic product, the commercial real estate price index and certain U.S. Treasury interest rates. Projections of these macroeconomic factors, obtained from an independent third party, are utilized to predict quarterly rates of default. These macroeconomic factors experienced significant deterioration during the first six months of 2020, resulting in a significant increase in our allowance for credit losses during the same period, and began to stabilize during the third quarter of 2020. Should these conditions deteriorate further in future periods, including as a result of increased COVID-19 case volume, and governmental or community reactions thereto, our modeling may require increased levels of provision expense over those recorded in the third quarter.

Under the CECL methodology the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At September 30, 2020, reasonable and supportable periods of 18 months were utilized for all loan segments followed by a 12 month straight line reversion period to long term averages.

The overall balance of our allowance at December 31, 2019 was impacted by fair value accounting on our acquired loan portfolios, for which an allowance for credit losses was only necessary if it exceeded the remaining fair value discount. Subsequent to the adoption of ASU 2016-13 on January 1, 2020, an allowance for credit losses is recognized for all acquired loans, regardless of the amount of remaining fair value discounts. In addition, the remaining nonaccretable discount at December 31, 2019 was reclassified into the allowance for credit losses upon adoption of ASU 2016-13 on January 1, 2020. At September 30, 2020, the remaining fair value discount for all acquired portfolios was $32.3 million, all of which is expected to be accreted into income over the remaining contractual lives of the related loans.

For the nine months ended September 30, 2020, the net fair value discount changed as follows (in thousands):

	Accretable Yield	Nonaccretable Yield	Total
December 31, 2019	$(51,322)	$(3,828)	$(55,150)
Reclassification of discount to allowance for credit losses	—	3,828	3,828
Year-to-date accretion and settlements	19,021	—	19,021
September 30, 2020	$(32,301)	$—	$(32,301)

The following table sets forth, based on management's estimate, the allocation of the allowance for credit losses to categories of loans as well as the unallocated portion as of September 30, 2020 and December 31, 2019 and the percentage of loans in each category to total loans (in thousands):

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$36,426	12.2%	$13,406	13.5%
Non-owner occupied	69,859	23.2%	19,963	25.5%
Consumer real estate - mortgage	31,949	13.5%	8,054	15.5%
Construction and land development	41,222	12.2%	12,662	12.3%
Commercial and industrial	102,208	37.4%	36,112	31.8%
Consumer and other	6,981	1.5%	3,595	1.4%
Unallocated	—	NA	985	NA
Total allowance for credit losses on loans	$288,645	100.0%	$94,777	100.0%

The following is a summary of changes in the allowance for credit losses on loans for the nine months ended September 30, 2020 and for the year ended December 31, 2019 and the ratio of the allowance for credit losses on loans to total loans as of the end of each period (in thousands):

	Nine Months Ended September 30, 2020	Year ended December 31, 2019
Balance at beginning of period	$94,777	$83,575
Impact of adopting ASC 326	38,102	—
Provision for credit losses on loans	184,362	27,283
Charged-off loans:
Commercial real estate:
Owner occupied	(1,247)	(1,625)
Non-owner occupied	(485)	(75)
Consumer real estate – mortgage	(3,033)	(1,335)
Construction and land development	—	(18)
Commercial and industrial	(27,982)	(19,208)
Consumer and other loans	(2,977)	(6,206)
Total charged-off loans	(35,724)	(28,467)
Recoveries of previously charged-off loans:
Commercial real estate:
Owner occupied	272	1,252
Non-owner occupied	631	980
Consumer real estate – mortgage	971	1,827
Construction and land development	100	682
Commercial and industrial	3,798	6,473
Consumer and other loans	1,356	1,172
Total recoveries of previously charged-off loans	7,128	12,386
Net charge-offs	(28,596)	(16,081)
Balance at end of period	$288,645	$94,777
Ratio of allowance for credit losses on loans to total loans outstanding at end of period	1.28%	0.48%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.18%	0.08%
(1) Net charge-offs for the year-to-date period ended September 30, 2020 have been annualized.

Pinnacle Financial's management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. For further discussion regarding our allowance for credit losses, refer to Critical Accounting Estimates in Part I Item 2 - Critical Accounting Estimates herein. We expect that the economic disruption caused by the COVID-19 pandemic will cause our net charge-offs to increase during the remainder of 2020 when compared to 2019.
Based upon our evaluation of the loan portfolio, we believe the allowance for credit losses to be adequate to absorb our estimate of expected future credit losses on loans outstanding at September 30, 2020. While our policies and procedures used to estimate the allowance for credit losses as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for credit losses and, thus, the resulting provision for credit losses. In particular, the length and severity of the economic disruption of the COVID-19 pandemic is difficult to predict and each may be worse than we have estimated, which could cause our provision for credit losses to be negatively impacted for the duration of the pandemic and its aftermath. We believe borrowers that operate in the restaurant, entertainment, hospitality and retail sectors, including owners of commercial real estate properties and hotels, continue to be the most likely to be negatively impacted by the economic disruptions related to the COVID-19 pandemic, though other borrowers have been, and are likely to continue to be, negatively impacted as well. If the strict social distancing practices or safer-at-home directives that were initially implemented in response to the spread of COVID-19 were to return, these impacts could be more severe than currently anticipated.

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $4.5 billion and $3.7 billion at September 30, 2020 and December 31, 2019, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at September 30, 2020 and December 31, 2019 follows:

	September 30, 2020	December 31, 2019
Weighted average life	6.79 years	6.55 years
Effective duration*	4.62%	4.75%
Tax equivalent yield	2.39%	2.85%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of September 30, 2020 and December 31, 2019 was 5.57% and 5.89%, respectively.

Restricted Cash. Our restricted cash balances totaled approximately $247.8 million at September 30, 2020, compared to $137.0 million at December 31, 2019. This restricted cash is maintained at other financial institutions as collateral primarily for our derivative portfolio. The increase in restricted cash is attributable primarily to an increase in collateral requirements on certain derivative instruments for which the fair value has declined. See Note 8. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Deposits and Other Borrowings. We had approximately $26.5 billion of deposits at September 30, 2020 compared to $20.2 billion at December 31, 2019. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we routinely enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $127.1 million at September 30, 2020 and $126.4 million at December 31, 2019. Additionally, at September 30, 2020 and December 31, 2019, Pinnacle Bank had borrowed $1.3 billion and $2.1 billion, respectively, in advances from the Federal Home Loan Bank of Cincinnati (FHLB). During the three and nine months ended September 30, 2020, $500.0 million and $892.5 million, respectively, in FHLB advances were restructured and related prepayment penalties of $2.0 million and $4.9 million, respectively, were recognized in expense for the three and nine months ended September 30, 2020. At September 30, 2020, Pinnacle Bank had approximately $3.2 billion in additional availability with the FHLB; however, incremental borrowings are subject to applicable collateral requirements and are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB. Our efforts to increase our on-balance sheet liquidity in the second half of the first quarter resulted in increased borrowings from the FHLB Cincinnati.

Generally, we have classified our funding base as either core funding or noncore funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at September 30, 2020 and December 31, 2019:

	September 30, 2020	Percent	December 31, 2019	Percent
Core funding:
Noninterest-bearing deposit accounts	$7,050,670	24.6%	$4,795,476	20.7%
Interest-bearing demand accounts	3,630,835	12.7%	3,135,581	13.6%
Savings and money market accounts	7,857,367	27.5%	6,807,825	29.5%
Time deposit accounts less than $250,000	1,382,978	4.8%	1,674,970	7.2%
Reciprocating demand deposit accounts (1)	615,205	2.2%	302,610	1.3%
Reciprocating savings accounts (1)	1,236,283	4.3%	717,149	3.1%
Reciprocating CD accounts (1)	230,651	0.8%	183,868	0.8%
Total core funding	22,003,989	76.9%	17,617,479	76.2%
Noncore funding:
Relationship based noncore funding:
Other time deposits	785,309	2.7%	850,189	3.7%
Securities sold under agreements to repurchase	127,059	0.5%	126,354	0.5%
Total relationship based noncore funding	912,368	3.2%	976,543	4.2%
Wholesale funding:
Brokered deposits	2,169,724	7.6%	480,942	2.1%
Brokered time deposits	1,584,934	5.5%	1,232,418	5.3%
Federal Home Loan Bank advances	1,287,738	4.5%	2,062,534	8.9%
Paycheck Protection Program liquidity facility	—	—%	—	—%
Subordinated debt and other funding	670,273	2.3%	749,080	3.3%
Total wholesale funding	5,712,669	19.9%	4,524,974	19.6%
Total noncore funding	6,625,037	23.1%	5,501,517	23.8%
Totals	$28,629,026	100.0%	$23,118,996	100.0%

(1)The reciprocating categories consists of deposits we receive from a bank network (the Promontory network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the Promontory network.

As noted in the table above, our core funding as a percentage of total funding increased from 76.2% at December 31, 2019 to 76.9% at September 30, 2020, primarily as a result of the significant increase in deposits estimated to have been funded, in part, by PPP loans, offset in part by our intentional increase in wholesale funding to build on-balance sheet liquidity as we prepared for the initial impact of the COVID-19 pandemic. Competition for core deposits in our markets remains very competitive and we anticipate that our percentage of non-core funding is likely to increase as PPP loan funds are utilized.

When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of September 30, 2020.

Our funding policies impose limits on the amount of non-core funding we can utilize based on the non-core funding dependency ratio which is calculated pursuant to regulatory guidelines. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our funding sources back into compliance with our core funding ratios. At September 30, 2020 and December 31, 2019, we were in compliance with our core funding policies. Though growing our core deposit base is a key strategic objective of our firm and we experienced meaningful growth in core deposits in the first nine months of 2020, we may increase our non-core funding amounts from current levels if we need to do so to fund growth or increase levels of on-balance sheet liquidity, but we do not currently anticipate that such increases will exceed the limits we have established in our internal policies for total levels of non-core funding.

The amount of time deposits as of September 30, 2020 amounted to $4.0 billion.  The following table shows our time deposits in denominations of $250,000 and less and in denominations greater than $250,000 by category based on time remaining until maturity and the weighted average rate for each category as of September 30, 2020 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$757,157	1.62%
Over three but less than six months	800,048	1.27%
Over six but less than twelve months	830,898	1.24%
Over twelve months	811,679	1.02%
	$3,199,782	1.28%
Denominations $250,000 and greater
Three months or less	$212,619	1.70%
Over three but less than six months	185,351	1.58%
Over six but less than twelve months	257,630	1.31%
Over twelve months	128,490	1.49%
	$784,090	1.51%
Totals	$3,983,872	1.33%

Subordinated debt and other borrowings.  We have established, or through acquisition acquired, twelve statutory business trusts which were established to issue 30-year trust preferred securities and certain other subordinated debt agreements. These securities qualify as Tier 2 capital subject to annual phase outs beginning five years from maturity. On April 22, 2020, we established a credit facility with the Federal Reserve Bank in conjunction with the PPP, with available borrowing capacity equal to the outstanding balance of PPP loans, which totaled approximately $2.3 billion at September 30, 2020. There are no amounts outstanding on this facility at September 30, 2020. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at September 30, 2020	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	3.05%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	1.62%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	1.87%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	3.10%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	3.53%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	3.13%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	2.68%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	1.92%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	3.33%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	1.74%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	2.00%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	1.72%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	3.38%	3-month LIBOR + 3.128%
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	3.38%	3-month LIBOR + 3.128%
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (1)
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)

Debt issuance costs and fair value adjustments			(12,722)
Total subordinated debt and other borrowings			$670,273

(1) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(2) Migrates to three month LIBOR + 2.775% beginning September 15, 2024 through the end of the term.

Effective January 1, 2020, we used $80.0 million of the net proceeds from our 2019 subordinated debt offering to redeem certain other of our subordinated notes, including the $20.0 million aggregate principal amount of Avenue subordinated notes and $60.0 million aggregate principal amount of BNC subordinated notes. We had previously anticipated using $130 million of the net proceeds from our 2019 subordinated debt offering to redeem two tranches of subordinated notes issued by Pinnacle Bank with a maturity date of July 30, 2025 but elected not to redeem those notes at this time in light of the uncertainty resulting from the ongoing COVID-19 pandemic. Pursuant to regulatory guidelines, once the maturity date on these subordinated notes is within five years, a portion of the notes will no longer be eligible to be included in regulatory capital, with an additional portion being excluded each year over the five year period approaching maturity.

Capital Resources. At September 30, 2020, our shareholders' equity amounted to $4.8 billion compared to $4.4 billion at December 31, 2019. During the second quarter of 2020, we issued 9.0 million depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock with a liquidation preference of $1,000 per share of Series B Preferred Stock in a registered public offering to both retail and institutional investors. Net proceeds from the transaction after underwriting discounts and offering costs were approximately $217.1 million. The net proceeds were retained by Pinnacle Financial and are available to support our obligations including payments related to our outstanding indebtedness, to support the capital needs of our company and our bank, and for other general corporate purposes. Additionally, shareholders' equity during the nine months ended September 30, 2020 was impacted by increases in our net income and other comprehensive income offset in part by $50.8 million related to shares repurchased pursuant to the share repurchase programs authorized by our board of directors in November 2018 and October 2019 and dividends of $37.1 million paid on shares of our common stock and $3.8 million paid on shares of our Series B preferred stock. We currently have approximately $67.2 million remaining of our authorized repurchase program which is set to expire December 31, 2020. In March 2020, we suspended our share repurchase program in light of uncertainty regarding the length and severity of the COVID-19 pandemic. Our share repurchase program remains suspended as of the date of this filing. For additional information regarding our capital and shareholders’ equity, see Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $675.7 million at September 30, 2020. During the nine months ended September 30, 2020, our bank paid dividends of $119.1 million to us which is within the limits allowed by the TDFI.

During the three and nine months ended September 30, 2020, we paid $12.3 million and $37.1 million, respectively, in dividends to our common shareholders and $3.8 million in dividends on our Series B preferred stock. On October 20, 2020, our board of directors declared a $0.16 per share quarterly cash dividend to common shareholders which should approximate $12.4 million in aggregate dividend payments that are expected to be paid on November 27, 2020 to common shareholders of record as of the close of business on November 6, 2020. Additionally, on that same day, our board of directors approved a quarterly dividend of approximately $3.8 million, or $16.88 per share (or $0.422 per depositary share), on the Series B preferred stock payable on December 1, 2020 to shareholders of record at the close of business on November 16, 2020. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including, if necessary, our receipt of dividends from Pinnacle Bank, regulatory capital requirements, as they become known to us and receipt of any regulatory approvals that may become required as a result of our and our bank subsidiary's financial results.

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

During the first nine months of 2020, several unique events occurred that are noteworthy when comparing the results of both the earnings simulation and the economic value of equity modeling results as of September 30, 2020 to the modeling results at December 31, 2019:
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

Estimated % Change in Net Interest Income Over 12 Months
September 30, 2020*
Instantaneous Rate Change
100 bps increase	(0.4%)
200 bps increase	0.9%
100 bps decrease	0.4%
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

At September 30, 2020, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At September 30, 2020, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

September 30, 2020*
Instantaneous Rate Change
100 bps increase	0.1%
200 bps increase	(5.2%)
100 bps decrease	(1.4%)
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

At September 30, 2020, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

Management's model governance, model implementation and model validation processes and controls are subject to review in our regulatory examinations to ensure they are in compliance with the most recent regulatory guidelines and industry and regulatory practices. Management utilizes a respected, sophisticated third party asset liability modeling software to help ensure implementation of management's assumptions into the model are processed as intended in a robust manner. That said, there are numerous assumptions regarding financial instrument behavior that are integrated into the model. The assumptions are formulated by combining observations gleaned from our historical studies of financial instruments and our best estimations of how, if at all, these instruments may behave in the future given changes in economic conditions, technology, etc. These assumptions may prove to be inaccurate. Additionally, given the large number of assumptions built into our asset liability modeling software, it is difficult, at best, to compare our results to other firms.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At September 30, 2020, we were in compliance with our internal policies related to liquidity coverage ratio.

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

In addition, our bank is a member of the FHLB Cincinnati.  As a result, our bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which support our funding needs. Under the borrowing agreements with the FHLB Cincinnati, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on its ALCO strategies. Additionally, we may pledge additional qualifying assets, reduce the amount of pledged assets or experience changes in the value of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity with the FHLB Cincinnati. At September 30, 2020, we estimate we had $3.2 billion in additional borrowing capacity with the FHLB Cincinnati. However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati. During the three and nine months ended September 30, 2020, $500.0 million and $892.5 million, respectively, in FHLB advances were restructured and related prepayment penalties of $2.0 million and $4.9 million, respectively, were recognized in expense for the three and nine months ended September 30, 2020. At September 30, 2020, our bank had received advances from the FHLB Cincinnati totaling $1.3 billion. At September 30, 2020, the scheduled maturities of Pinnacle Bank's FHLB Cincinnati advances and interest rates are as follows (in thousands):

Scheduled Maturities	Amount	Interest Rates (1)
2020	$—	—%
2021	200,000	0.32%
2022	—	—%
2023	—	—%
2024	200,000	2.09%
Thereafter	891,264	1.95%
Total	$1,291,264
Weighted average interest rate		1.72%

(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future.  The table reflects rates in effect as of September 30, 2020.

Pinnacle Bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $195 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month of borrowing. We had no outstanding borrowings at September 30, 2020 under these agreements. Our bank also had approximately $3.1 billion in available Federal Reserve discount window lines of credit at September 30, 2020.

At September 30, 2020, excluding reciprocating time and money market deposits issued through the Promontory Network, we had $3.8 billion of brokered deposits. Historically, we have issued brokered certificates of deposit through several different brokerage houses based on competitive bid. During the first nine months of 2020, and in response to the uncertainty resulting from the COVID-19 pandemic, we intentionally increased our levels of on-balance sheet liquidity. During the first quarter of 2020, this increase was funded by a combination of increased core deposits, increased borrowings from the FHLB Cincinnati and increases in brokered time deposits. Core deposit growth during the second and third quarters of 2020 increased such that we were able to prepay certain wholesale maturities while maintaining an elevated level of on-balance sheet liquidity. We intend to prepay and/or let mature wholesale funding as core deposit growth allows over the next several quarters.

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

At September 30, 2020, we had no individually significant commitments for capital expenditures. But, we believe the number of our locations, including non-branch locations, will increase over an extended period of time across our footprint and that certain of our locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. Additionally, we expect we will continue to incur costs associated with technology improvements to enhance the infrastructure of our firm.

Off-Balance Sheet Arrangements.  At September 30, 2020, we had outstanding standby letters of credit of $191.6 million and unfunded loan commitments outstanding of $9.2 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or, on a short-term basis, to borrow and purchase Federal funds from other financial institutions.

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

Recently Adopted Accounting Pronouncements

See "Part I - Item 1. Consolidated Financial Statements - Note. 1 Summary of Significant Accounting Policies" of this Report for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 42 through 67 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-(f)) occurred during fiscal quarter ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

To combat the spread of COVID-19, federal, state and local governments have taken a variety of actions that have materially and adversely affected the businesses and lives of our customers. These actions have included orders closing non-essential businesses and restricting movement of individuals through the issuance of safer-at-home orders and other guidance encouraging individuals to observe strict social distancing measures. At times, the actions being taken by governmental authorities are not always coordinated or consistent across states or even within states and the impact of those actions across our markets may be uneven. These actions, together with the independent actions of individuals and businesses aimed at slowing the spread of the virus, have resulted in extensive economic disruption and rapid declines in consumer and commercial activity. Many businesses are experiencing significant declines in revenue and there has been a rapid rise in unemployment rates throughout our markets with corresponding negative effects on consumer spending and behavior. Global supply chains have also been negatively impacted as have equity and debt markets. Whether the efforts to stop the spread of COVID-19 will be successful is unknown at this time as in recent weeks the number of cases, hospitalizations and deaths in some of our markets has trended upward, and continued spread of the disease or continuation of higher levels of cases, hospitalizations and deaths over the remainder of 2020 or into 2021 will further negatively impact the businesses and lives of our customers and our results of operations.

In March 2020, the Federal Open Market Committee reduced the target Federal funds rate by 150 basis points and for a portion of March 2020 the 10-year treasury bond rate fell to below 1.00% for the first time in history. These actions, and other actions being taken by governmental and regulatory agencies affecting monetary policy in response to the unprecedented challenges resulting from the spread of COVID-19, have negatively impacted our net interest margin and our results and are likely to continue to negatively impact our net interest margin and our results throughout the remainder of 2020 and into 2021. The fair values of certain of our investments are also likely to remain depressed or further decline as a result of COVID-19.

As a result of COVID-19, many of our borrowers, particularly those that operate in the restaurant, entertainment, hospitality and retail sectors, but also other businesses as well, including owners of commercial real estate properties and hotels, are experiencing varying degrees of financial distress, which is expected to continue, and may possibly increase, over the coming months. As a result, these borrowers may have difficulty paying, on a timely basis, interest and principal payments on their loans and the value of collateral securing these obligations may be adversely impacted as well. Though we have offered these borrowers, and others, the ability to defer interest and/or principal payments for 90 days which we may extend for an additional 90 days, these borrowers may still be experiencing distress. As a result, these borrowers may have difficulty satisfying their obligations to us. Disruptions to our customers’ businesses, together with volatility in the stock market, could also result in declines to our wealth management revenues.

The economic pressures and uncertainties arising from the COVID-19 pandemic may result in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services we offer. These economic pressures may be more severe, and changes in behavior more pronounced, if additional government stimulus programs are not timely approved, or approved at all, or if they do not provide sufficient relief when approved. Consumers affected by COVID-19 may continue to demonstrate changed behavior even after the crisis is over. For example, consumers may decrease discretionary spending on a permanent or long-term basis and, certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction. We lend to customers operating in such industries including restaurants, hotels/lodging, entertainment, retail and commercial real estate, among others, that have been significantly impacted by COVID-19 and we are continuing to monitor these customers closely. The potential changes in behaviors driven by COVID-19 also present heightened liquidity risks, for example, arising from increased demand for our products and services (such as elevated levels of draws on credit facilities) or decreased demand for our products and services (such as idiosyncratic, or broad-based, market or other developments that lead to deposit outflows).

Like our borrowers, BHG’s borrowers have been similarly affected by COVID-19. Many of BHG’s borrowers are medical or dental practices that were particularly impacted by safer-at-home orders that effectively caused those practices’ revenues to decline materially as a result of elective procedures being prohibited, cancelled or delayed or individuals’ decisions to postpone non-emergency procedures, even as restrictions on elective procedures are relaxed. Though these borrowers' businesses have improved over the last three months, increased levels of cases and renewed government mandated closures and restrictions could again negatively impact these borrowers' businesses. For those loans that BHG has sold through its auction platform, BHG may at its sole discretion, in response to a request from a purchaser of a loan, agree to substitute a performing loan for one that has become past due. If requests for substitutions increase, and BHG opts to provide the substitution. BHG’s credit losses may likewise increase and its results of operations would be adversely impacted.

COVID-19’s economic disruption has also impacted many states and municipalities. As a result, many states and municipalities are facing a strain on resources and a reduction in tax collections and some of these have sought assistance from the Federal government to cover the cost of resource depletion and tax shortfalls. The ability of states and municipalities to fund shortfalls could have an adverse effect on their ability to sustain debt maintenance obligations which would negatively impact the value of our municipal bond portfolio if we hold bonds issued by those states or municipalities.

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

As we have sought to protect the health and safety of our employees and customers during the pandemic, we have taken numerous actions to modify our business operations, including restricting employee travel, directing a significant percentage of our employees that were able to do so to work from home, closing the lobbies of many of our branches, and in some cases the branch itself, and implementing our business continuity plans and protocols. We may take further actions in the future either of our own volition or as a result of government orders or directives. Though we believe we have been able to adequately service our clients under these restrictions, we cannot provide any assurances that our ability to do so wouldn’t be negatively impacted if additional restrictions are necessary or imposed on us in the future, including if key employees of ours or a significant number of our associates become ill as a result of contracting the virus. Given our preference for hiring experienced lenders the average age of an associate of ours may be higher than many of our peers and those of our associates who are of an age that puts them in a higher risk category may be more susceptible to contracting the virus. We rely on the services of various key vendors and business partners to service our clients and if those companies’ businesses or workforces are impacted in ways similar to those that may impact our business, our ability to service our customers could be impacted.

The economic uncertainty caused by COVID-19’s spread and the efforts of government and non-governmental authorities and the behavior of individuals seeking to slow its spread, have caused our provision expense for credit losses to increase materially in the first nine months of 2020 and may contribute to further elevated levels of provision expense through the duration of the pandemic and any recovery period following its end. Increased provision levels would negatively impact our capital levels which may impact our ability to pay dividends or cause us to need to access the capital markets to support our capital needs. We have also taken efforts to increase our on-balance sheet liquidity and those efforts have caused, and may continue to cause, our net interest margin to be adversely impacted.

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

Under the CARES Act, Congress created the PPP and authorized the Treasury to implement rules regarding the program. Banks, like us, and non-bank lenders, including BHG, facilitated funding under the program on behalf of the SBA for borrowers that were eligible participants. Since the roll out of the PPP, Treasury has issued rules and other interpretive guidance seeking to address uncertainty surrounding the program and its eligibility and other criteria. This constantly changing guidance caused challenges for us and other lenders under the program, like BHG, in finalizing and submitting applications. We are beginning to receive and process requests from our customers for forgiveness of their obligations under their PPP loans and again comprehensive guidance is lacking from the Treasury and SBA on how to process these requests. As a result, we, and other lenders under the PPP, may face criticism from customers or others that are seeking forgiveness. This criticism could cause reputational damage to us and there is a possibility that customers or others may threaten and pursue legal action against banks and other lenders like us and BHG under the program.

Among other regulatory requirements, PPP loans are subject to forbearance of loan payments for a ten-month period to the extent that loans are not eligible for forgiveness. If PPP borrowers fail to qualify for loan forgiveness, including by failing to use the funds appropriately in order to qualify for forgiveness under the program, we and BHG have a greater risk of holding these loans at unfavorable interest rates. In addition, because of the short time period between the passing of the CARES Act and the implementation of the PPP, there is ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us and BHG to risks relating to noncompliance with the PPP. There is risk that the SBA or another governmental entity could conclude there is a deficiency in the manner in which we or BHG originated, funded, or serviced PPP loans, which may or may not be related to the ambiguity in the CARES Act or the rules and guidance promulgated by the SBA and the Treasury regarding the operation of the PPP. In the event of such deficiency, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from us or BHG.

Since the commencement of the PPP, several banks have been subject to litigation regarding the process and procedures that such banks followed in accepting and processing applications for the PPP. We and BHG may be exposed to the risk of similar litigation, from both customers and non-customers that contacted us or BHG regarding obtaining PPP loans with respect to the processes and procedures we or BHG used in processing applications for the PPP. Legal proceedings related to our or BHG’s participation in the PPP, like the purported class action lawsuit filed against our bank subsidiary in June 2020 that has subsequently been voluntarily dismissed, though the plaintiff could file the suit again, alleges, among other claims, that our bank subsidiary failed to pay fees to purported agents of PPP borrowers that the plaintiff alleges were owed under the PPP in violation of SBA regulations, if not resolved in a manner that is favorable to us, or BHG, may result in significant financial liability to us or BHG, or adversely affect our, or BHG’s results of operations, financial condition or reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs, or reputational damage caused by PPP-related litigation could have a material adverse impact on our or BHG's reputation, business, financial condition, and results of operations.

In addition, we may be subject to regulatory scrutiny regarding our processing of PPP applications or forgiveness requests or our origination or servicing of PPP loans. While the SBA has said that in many instances, banks may rely on the certifications of borrowers regarding their eligibility for PPP loans, we do have several obligations under the PPP, and if the SBA found that we did not meet those obligations, the remedies the SBA may seek against us are unknown but may include not guarantying the PPP loans resulting in credit exposure to borrowers who may be unable to repay their loans. The PPP may also attract significant interest from federal and state enforcement authorities, oversight agencies, regulators, and Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling us to rely on borrower certifications, and take more aggressive action against us for alleged violations of the provisions governing our participation in the PPP.

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

While our board of directors has approved the payment of a quarterly cash dividend on our common stock since the fourth quarter of 2013 and approved the payment of the quarterly dividends on the Series B Preferred Stock (and underlying depositary shares) since issuance, there can be no assurance of whether or when we may pay dividends on our capital stock in the future. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors, including our and Pinnacle Bank’s capital levels. Moreover, our ability to pay dividends on our common stock is limited by the terms of our Series B preferred stock which provides that if we have not paid dividends on the Series B preferred stock for the most recently completed dividend period, then no dividend or distribution shall be declared, paid, or set aside for payment on shares of our common stock.

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

We, together with Pinnacle Bank, own 49% of the outstanding equity interests of BHG. Our right to participate in any distribution of the assets of BHG upon its liquidation, reorganization, receivership or conservatorship (and thus the ability of the holders of the Series B preferred stock and the holders of the depositary shares to benefit indirectly from such distribution) will rank junior to the prior claims of BHG’s creditors. Moreover, our 49% ownership interest in BHG and minority board representation on BHG’s board means that we, and Pinnacle Bank, cannot on our own cause BHG to make distributions to us and Pinnacle Bank that could be used to pay dividends on the Series B preferred stock. In addition, BHG is a party to various loan agreements pursuant to which BHG’s ability to make distributions to us may be limited.

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

Unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred stock like the Series B preferred stock dividends are payable only when, as and if authorized and declared by our board of directors or a duly authorized committee of the board and as a Tennessee corporation, we are subject to restrictions on payments of dividends out of lawfully available funds as described elsewhere in this report and in our Annual Report on Form 10-K.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended September 30, 2020.

Period	Total Number of Shares Repurchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	4,116	$40.30	—	67,170,000
August 1, 2020 to August 31, 2020	1,193	39.63	—	67,170,000
September 1, 2020 to September 30, 2020	1,034	39.88	—	67,170,000
Total	6,343	$40.09	—	67,170,000
______________________
(1)During the quarter ended September 30, 2020, 28,329 shares of restricted stock or performance-based vesting restricted stock units previously awarded to certain of the participants in our equity incentive plans vested. We withheld 6,343 shares to satisfy tax withholding requirements associated with the vesting of these awards.

(2)On November 13, 2018, Pinnacle Financial announced that its board of directors authorized a share repurchase program for up to $100.0 million of Pinnacle Financial’s outstanding common stock that expired on March 31, 2020. On October 15, 2019, Pinnacle Financial's board of directors approved an additional $100.0 million share repurchase program that commenced upon the exhaustion of the original $100.0 million repurchase program. The additional share repurchase program will expire on December 31, 2020. Pinnacle Financial repurchased 1,015,039 shares of its common stock at an aggregate cost of $50.8 million in the quarter ended March 31, 2020. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase programs do not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the programs may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. Pinnacle Financial has chosen to suspend its repurchase program in light of uncertainty regarding the length and severity of the COVID-19 pandemic. No shares were purchased in the quarters ended June 30, 2020 and September 30, 2020.

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

PINNACLE FINANCIAL PARTNERS, INC.

November 6, 2020	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

November 6, 2020	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer