Form 10-K
period 2020-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2021-02-26
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large Accelerated Filer ☒                            Accelerated Filer ☐
Non-accelerated Filer  ☐                            Smaller reporting company ☐
(do not check if you are a smaller reporting company)                Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter: $3,092,217,712 as of June 30, 2020.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 75,991,557 shares of common stock as of February 22, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 20, 2021 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) further deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or BHG resulting in significant increases in loan losses and provisions for those losses and, in the case of BHG, substitutions; (ii) the further effects of the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic and its impact on general economic and financial market conditions and on Pinnacle Financial's and its customers' business, results of operations, asset quality and financial condition; (iii) the speed with which the COVID-19 vaccines can be widely distributed, those vaccines' efficacy against the virus and public acceptance of the vaccines; (iv) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to lower rates it pays on deposits; (v) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the long-term historical growth rate of its, or such entities', loan portfolio; (vi) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (vii) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (viii) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of compression to net interest margin; (ix) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina, Georgia and Virginia,  particularly in commercial and residential real estate markets; (x) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (xi) the results of regulatory examinations; (xii) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xiii) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xiv) BHG's ability to profitably grow its business and successfully execute on its business plans; (xv) risks of expansion into new geographic or product markets; (xvi) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or other intangible assets; (xvii) the ineffectiveness of Pinnacle Bank's hedging strategies, or the unexpected counterparty failure or hedge failure of the underlying hedges; (xviii) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xix) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xx) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Bank's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xxi) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xxii) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxiii) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients;  (xxiv) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company if not prohibited from doing so by Pinnacle Financial or Pinnacle Bank; (xxv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxvi) the availability of and access to capital; (xxvii) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of Pinnacle Bank's participation in and execution of government programs related to the COVID-19 pandemic; and (xxviii) general competitive, economic, political and market conditions. A more detailed description of these and other risks is contained in "Item 1A. Risk Factors" below. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms "we," "our," "us," "the firm," "Pinnacle Financial Partners," "Pinnacle" or "Pinnacle Financial" as used herein refer to Pinnacle Financial Partners, Inc., and its subsidiaries, including Pinnacle Bank, which we sometimes refer to as "our bank subsidiary" or "our bank" and its other subsidiaries.  References herein to the fiscal years 2016, 2017, 2018, 2019 and 2020 mean our fiscal years ended December 31, 2016, 2017, 2018, 2019 and 2020, respectively.

ITEM 1.  BUSINESS

OVERVIEW

Pinnacle Financial Partners is a financial holding company headquartered in Tennessee, with approximately $34.9 billion in total assets as of December 31, 2020. The holding company is the parent company of Pinnacle Bank, a Tennessee state-chartered bank, and owns 100% of the capital stock of Pinnacle Bank. The firm started operations on October 27, 2000, in Nashville, Tennessee, and has since grown through a combination of acquisitions and organic growth to 114 offices, including 48 in Tennessee, 36 in North Carolina, 20 in South Carolina, 9 in Virginia and one in Georgia.

The firm operates as a community bank in 12 primarily urban markets and their surrounding communities. As an urban community bank, Pinnacle provides the personalized service most often associated with smaller banks while offering many of the sophisticated products and services, such as investments and treasury management, more typically found at much larger banks. This approach has enabled Pinnacle Bank to attract clients from the regional and national banks in all its markets. As a result, Pinnacle Bank has grown steadily in market share rankings in many of its markets, according to the 2020 FDIC Summary of Deposits data.

The FDIC Summary of Deposits data as of June 30, 2020 is as follows:

Metropolitan Statistical Area (MSA)	Deposit Rank	PNFP Deposit Market Share
Nashville-Davidson-Murfreesboro-Franklin, TN	1	16.95%
Knoxville, TN	4	10.59%
Chattanooga, TN-GA	4	10.60%
Memphis, TN-MS-AR	6	3.13%
Greensboro-High Point, NC	4	11.03%
Charlotte-Concord-Gastonia, NC-SC	7	0.36%
Raleigh-Cary, NC	13	1.40%
Charleston-North Charleston, SC	8	4.17%
Greenville-Anderson, SC	12	1.47%
Roanoke, VA	3	9.08%
Winston-Salem, NC	3	7.66%

COVID-19 PANDEMIC

The rapid spread of the novel coronavirus, COVID-19, throughout the United States and the rest of the world in 2020 impacted nearly every aspect of our business and operations in 2020. From the closure of many of our offices and an increased reliance on associates working and serving clients remotely, to the Federal Reserve lowering short-term interest rates late in the first quarter of 2020 to near historic lows and the United States government approving unprecedented levels of economic stimulus and relief programs, including the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and its Paycheck Protection Program (“PPP”), we were forced to take a number of unprecedented actions in 2020.

In response to the COVID-19 pandemic and its economic impact to our customers we implemented a short-term modification program in accordance with interagency regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due at the time of the modification. This program allowed for a deferral of payments for 90 days, which we could extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. Pursuant to interagency guidance, these short-term deferrals were not deemed to meet the criteria for reporting as troubled debt restructurings (“TDRs”).

In addition to the short-term modification program we implemented, Section 4013 of the CARES Act and bank regulatory interagency guidance gave entities temporary relief from the accounting and disclosure requirements for TDRs indicating that a lender could modify the terms of a loan that was less than 30 days past due as of December 31, 2019 where the borrower had been impacted by COVID-19 and conclude that those modifications were not troubled debt restructurings. We believe we have followed the guidance under the CARES Act and the interagency guidance related to these loan modifications.

In 2020, we also expended significant resources and energy to extend loans to new and existing customers pursuant to the PPP, a CARES Act program designed to aid small- and medium-sized businesses, sole proprietors and other self-employed persons through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight to 24 weeks of payroll and other costs to provide support to participating businesses and increase the ability of these businesses to retain workers. Through December 31, 2020, we had obtained approvals for approximately 15,000 clients totaling approximately $2.5 billion in approved loans under the PPP.

For more information regarding the impact of the COVID-19 pandemic on our financial condition and results of operations as of and for the fiscal year ended December 31, 2020 see “Risk Factors – Risks Related to Our Business – COVID-19 Risks” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Pandemic” elsewhere in this Annual Report on Form 10-K.

ACQUISITIONS

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

In February 2015, Pinnacle Bank acquired a 30% membership interest in Bankers Healthcare Group, LLC ("BHG"), a company which primarily is engaged in the business of making term loans to healthcare practices, for $75.0 million in cash. On March 1, 2016, Pinnacle Financial and Pinnacle Bank entered into an agreement to acquire 8.55% and 10.45%, respectively, of the outstanding membership interests in BHG for $114.0 million, payable in a mix of cash and stock consideration. The cash consideration was $74.1 million and the stock consideration was 860,470 shares of Pinnacle Financial's common stock, with a fair value of $39.9 million on the date of acquisition.

On March 1, 2016, Pinnacle Financial, Pinnacle Bank and the other members of BHG entered into an Amended and Restated Limited Liability Company Agreement of BHG (the BHG LLC Agreement) that provides for, among other things, the following terms: (i) the inability of any member of BHG to transfer its ownership interest in BHG without the consent of the other members of BHG until March 1, 2021, other than transfers to family members, trusts or affiliates of the transferring member, in connection with the acquisition of Pinnacle Financial or Pinnacle Bank or as a result of a change in applicable law that forces Pinnacle Financial and/or Pinnacle Bank to divest their ownership interests in BHG; (ii) co-sale rights for Pinnacle Financial and Pinnacle Bank in the event the other members of BHG decide to sell all or a portion of their ownership interests after March 1, 2021; and (iii) a right of first refusal for BHG and the other members of BHG in the event that Pinnacle Financial and/or Pinnacle Bank were to sell all or a portion of their ownership interests after March 1, 2021, except in connection with a transfer of their ownership interests to an affiliate or in connection with the acquisition of Pinnacle Financial or Pinnacle Bank (or a merger in which Pinnacle Financial or Pinnacle Bank is not the surviving entity). On February 2, 2021, the BHG LLC Agreement was amended and restated to, among other things, permit the members of BHG other than Pinnacle Financial or Pinnacle Bank to transfer equity interests in BHG to various family members and trusts.

PRODUCTS AND SERVICES

Lending Services

We offer a full range of lending products, including commercial, real estate and consumer loans to individuals, businesses and professional entities.  We compete for these loans with competitors who are also well established in our geographic markets as well as other non-depository institution lenders that are subject to less regulation than we are.

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

Pinnacle Bank's lending activities are subject to a variety of lending limits imposed by federal and state law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to Pinnacle Bank. In general, however, at December 31, 2020, we were able to loan any one borrower a maximum amount equal to approximately $488.9 million, for loans that meet certain additional collateral guidelines. These legal limits will increase or decrease as Pinnacle Bank's capital increases or decreases as a result of its earnings or losses, the injection of additional capital, payments of dividends, acquisitions, or for other reasons. Pinnacle Bank has internal loan limits ranging from $15 million to $60 million, dependent upon the internal risk rating of a loan, all of which limits are well below the legal lending limit of the bank. Pinnacle Bank currently has 58 relationships in excess of the $60 million internal loan limit.

The principal economic risk associated with each category of loans that Pinnacle Bank has made or may in the future make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower's ability to repay include interest, inflation and unemployment rates, as well as other factors affecting a borrower's assets, clients, suppliers and employees.  Many of Pinnacle Bank's commercial loans are made to small- to medium-sized businesses that are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers. During periods of economic weakness, like those we experienced in 2020 as a result of the COVID-19 pandemic, these businesses may be more adversely affected than other enterprises and may cause increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for loan losses.

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

Pinnacle Bank also makes a variety of loans secured and unsecured to individuals for personal, family, investment and household purposes, including installment and term loans, lines of credit, residential first mortgage loans, home equity loans and home equity lines of credit. We also offer credit cards for consumers and businesses directly as well as through the marketing efforts of BHG.

Through Advocate Capital we make loans to law firms to finance case expenses and the firms working capital needs. These loans are typically secured by the borrower's receivables and include guaranties by certain individual partners of the firm.

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

M&A Advisory and Securities Offering Services

PNFP Capital Markets, Inc. launched in 2015. As a broker-dealer, this team offers corporate clients merger and acquisition advisory services, private debt, equity and mezzanine placement services and other selected middle-market advisory services.

Other Banking Services

Given client demand to access banking and investment services easily, Pinnacle Bank also offers a broad array of convenience-centered products and services, including 24-hour telephone and online banking, mobile banking, debit and credit cards, direct deposit, remote deposit capture and mobile deposit options. We also offer cash management services for businesses. Additionally, Pinnacle Bank is associated with a nationwide network of automated teller machines of other financial institutions that clients are able to use throughout our footprint. In many cases, Pinnacle Bank reimburses its clients for any fees that may be charged for using the nationwide ATM network, providing greater convenience as compared to regional competitors.
Competitive Conditions
We face substantial competition in all areas of our operations from a variety of different competitors, many of whom are larger and have more financial resources than we do. Such competitors primarily include national, regional, and internet banks within the various markets in which we operate though we also compete with smaller community banks that seek to offer service levels similar to ours. We also face competition from many others types of institutions, including, without limitation, savings and loans associations, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries.

The financial services industry is becoming even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms, and insurance companies can operate as affiliates under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our nonbank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may be able to develop and offer a broader range of products and services as well as better pricing for those products and services than we can. Continued consolidation in the financial services industry, due in part to the regulatory changes made under the Economic Growth, Regulatory Relief and Consumer Protection Act,

including the increased asset threshold for required stress testing, as discussed below under "Supervision and Regulation - The Dodd-Frank Act," has contributed to increases in the number of large competitors we face in our markets. Finally, our competitors may choose to offer lower interest rates and pay higher deposit rates than we do.

We believe that the most important criteria to our bank's targeted clients when selecting a bank is their desire to receive exceptional and personal customer service while being able to enjoy convenient access to a broad array of financial products offered by a financial institution with an ability to meet the changing needs of a sophisticated client base. Additionally, when presented with a choice, we believe that many of our bank's targeted clients would prefer to deal with an institution that favors local decision making as opposed to where many important decisions regarding a client's financial affairs are made outside of the local community.

Employees and Human Capital

From our beginning, we have focused on building a firm where our associates are excited because we believe excited associates lead to engaged clients and that engaged clients contribute to enriched shareholders. Our hiring philosophy has always been to create the best place to work in our markets. That started with our initial offices in our hometown of Nashville. From there we have branched out across our home state of Tennessee and into some of the best markets in the Southeast. Our hiring philosophy is simple – we aim to hire successful, experienced bankers in each of our markets that share our desire to build a team-oriented firm where our associates win together. In our company, all non-commissioned associates have one set of performance goals under our annual cash incentive plan and nearly every associate in our company is annually awarded equity-based compensation. We believe our unique culture and its resulting high levels of associate engagement and retention rates allow us to be better than our competitors in meeting the needs of our clients.

We are engaging with our associates on a regular basis to assess job satisfaction and we use the information from these surveys to improve our ability to attract, develop, and retain talented associates who drive client engagement. All associates joining Pinnacle, including those joining as a result of an acquisition, participate in a three-day orientation that focuses on culture. Consulting firm Great Place to Work and FORTUNE magazine recognized us as one of the 100 Best Companies to Work For in 2017, 2018, 2019 and 2020. Prior to this eligibility, these organizations named us among best workplaces in the United States on their Best Small & Medium Workplaces list in 2012, 2013 and 2014. American Banker has also recognized Pinnacle Bank as one of the top 20 "Best Banks to Work For" in the country every year from 2013 to 2020. Additionally, we were inducted into the Nashville Business Journal's "Best Places to Work" Hall of Fame in 2013 after winning the award for 10 consecutive years. We were also awarded the “Best Place to Work” among mid-sized companies by the Memphis Business Journal in 2015, 2017, 2018, 2019 and 2020. And we were named a Top Workplace among mid-sized companies by the Knoxville News Sentinel in 2017, 2018, 2019 and 2020. Several of Pinnacle’s newer markets in the Carolinas and Virginia began competing in (and winning) “best workplace” awards in 2019 and continued to do so in 2020. All of these honors place heavy emphasis on anonymous surveys of associates in the judging criteria. We believe these awards illustrate that our culture is strong, and our financial returns illustrate that the focus on culture is a winning business strategy. As of December 31, 2020, we employed 2,634.0 full-time equivalent associates.

None of our associates are represented by a union, collective bargaining agreement or similar arrangement, and we have not experienced any labor disputes or strikes arising from any organized labor groups. We aim to create a great place to work for all of our associates. We believe that a strong and diverse team is critical to our success and are committed to being more vocal and focused in our efforts on creating a great place to work for all guided by the foundational elements of our diversity and inclusion policy, namely that all people deserve a great place to work and do business and every community deserves an equal opportunity for economic prosperity. Over 67% of the Company’s associates were women and 14% were minorities. Among the Company’s 126-person Leadership Team, women make up approximately 33% of these associates, up from 13% in 2010 while minorities account for 5% of the Leadership Team members, up from less than 1% in 2010. Beginning in 2020, a senior leadership team made up of a subset of these Leadership Team members was formed. Presently, the senior leadership team consists of 12 associates, two of whom are women, one of whom is also a minority and one male that is a minority. Though we are proud of the work we have done in this area, we understand that more work remains to be done and we have implemented many programs designed to achieve a more diverse and inclusive team, including enhanced training programs and development of a multi-year strategy to focus on enhancing our associates’ diversity and inclusion awareness. This diversity and inclusion awareness enhancement program includes a number of initiatives that are underway to build broader networks with diversity agencies and community organizations as we look to locate and develop future diverse associates and leaders. In 2020, we also named our first diversity and inclusion officer to lead our coordinated efforts on diversity and inclusion.

Serving the needs of all of the members of our communities also remains an important part of our strategy. For years, we have focused our community investment efforts on giving within four categories that we believe improve the quality of life of the citizens in our communities: education, health and human services, economic development and the arts. We also empower our associates to serve the causes about which they are most passionate and in 2020, our associates volunteered over 21,000 hours of their time to help organizations across our footprint.

OTHER INFORMATION

Investment Securities

In addition to loans, Pinnacle Bank has investments primarily in United States treasury and agency securities, agency sponsored mortgage-backed securities, corporate bonds and state and municipal securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The risk committee of the board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to Pinnacle Bank's asset liability management policy as set by the board of directors.

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

We have also posted our Corporate Governance Guidelines, Corporate Code of Conduct for directors, officers and employees, and the charters of our Audit Committee, Human Resources and Compensation Committee, Executive Committee, Risk Committee and Nominating and Corporate Governance Committee of our board of directors in the Investor Relations section of our website at www.pnfp.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Corporate Code of Conduct, Corporate Governance Guidelines or current committee charters on our website. Our corporate governance materials are available free of charge upon request to our Corporate Secretary, Pinnacle Financial Partners, Inc., 150 Third Avenue South, Suite 900, Nashville, Tennessee 37201.

SUPERVISION AND REGULATION

Both Pinnacle Financial and Pinnacle Bank as well as many of their subsidiaries are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of Pinnacle Financial's and Pinnacle Bank's and these subsidiaries’ operations. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders.

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

Change in Bank Control. Subject to various exceptions, the Federal Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

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

FDIC Insurance. Deposits in Pinnacle Bank are insured by the FDIC up to $250,000 subject to applicable limitations. To offset the cost of this insurance, the FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of an insured depository institution’s assets and liabilities. An institution’s assessment rate depends on the category to which it is assigned and certain adjustments specified by the FDIC, with less risky institutions paying lower assessments. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments. After an institution's average assets exceed $10 billion over four quarters as ours have, the assessment rate increases compared to institutions at lower average asset levels. In addition, for larger institutions, like Pinnacle Bank, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. Continued increases in our FDIC insurance premiums could have an adverse effect on Pinnacle Bank’s and Pinnacle Financial’s results of operations.

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

The minimum capital level requirements applicable to bank holding companies and banks subject to the federal regulators' capital rules are: (i) a Tier 1 common equity (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also established a "capital conservation buffer" of 2.5% (to consist of CET1 capital) above the regulatory minimum capital ratios that has resulted in the following minimum ratios: (i) a CET1 capital ratio of 7%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The phase-in of the capital conservation buffer requirement was fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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
•providing for a 600% risk weight on certain equity exposures; and
•eliminating the 50% cap on the risk weight for OTC derivatives.

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to Pinnacle Financial or Pinnacle Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected to adopt the five-year transition option. Accordingly, a CECL transitional amount totaling $73.4 million has been added back to CET1 as of December 31, 2020. The CECL transitional amount includes $31.8 million related to the cumulative effect of adopting CECL and $41.6 million related to the estimated incremental effect of CECL since adoption.

At December 31, 2020, Pinnacle Bank's CET1 capital ratio was 11.4%, Tier 1 risk-based capital ratio was 11.4%, total risk-based capital ratio was 12.7% and Tier 1 leverage ratio was 9.1%, compared to 11.2%, 11.2%, 12.2% and 10.5% at December 31, 2019, respectively. At December 31, 2020, Pinnacle Financial's CET1 capital ratio was 10.0%, Tier 1 risk-based capital ratio was 10.9%, total risk-based capital ratio was 14.3% and Tier 1 leverage ratio was 8.6%, compared to 9.7%, 9.7%, 13.2% and 9.1% at December 31, 2019, respectively. All of these ratios exceeded regulatory minimums and those required by Basel III and FDICIA (including after application of any capital conservation buffer) to be considered well capitalized. More information concerning Pinnacle Financial's and Pinnacle Bank's regulatory ratios at December 31, 2020 is included in Note 19 to the "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report on Form 10-K.

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

In November 2018, Pinnacle Financial announced that its board of directors authorized a share repurchase program for up to $100.0 million of Pinnacle Financial’s outstanding common stock, and in October 2019 the board approved an additional $100.0 million of repurchase authorization. The initial repurchase program expired on March 31, 2020, and the additional $100.0 million authorization expired on December 31, 2020. Pinnacle Financial suspended its repurchase program at the end of the first quarter of 2020 and it remained suspended until its expiration at December 31, 2020 due to uncertainties surrounding the COVID-19 pandemic. In aggregate, Pinnacle Financial repurchased approximately 2.5 million shares of its common stock at an aggregate cost of $132.9 million under its prior share repurchase programs.

In January 2021, Pinnacle Financial announced that its board of directors had authorized a repurchase program for up to $125.0 million of its outstanding common stock. The repurchase program announced on January 19, 2021 is scheduled to expire upon the earlier of Pinnacle Financial’s repurchase of shares of its outstanding common stock having an aggregate purchase price of $125.0 million and March 31, 2022. Repurchases of shares of Pinnacle Financial’s common stock will be made in accordance with applicable laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise.

Payment of Dividends

Pinnacle Financial is a legal entity separate and distinct from Pinnacle Bank. Though Pinnacle Financial had cash and cash equivalents of $275.9 million as of December 31, 2020, the principal source of Pinnacle Financial's cash flow, including cash flow to pay interest to its holders of subordinated debentures and subordinated notes, and any dividends payable to common shareholders and holders of its preferred stock, are dividends that Pinnacle Bank pays to Pinnacle Financial as its sole shareholder. Under Tennessee law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity, and other needs.

In addition to state law limitations on Pinnacle Financial's ability to pay dividends, the Federal Reserve imposes limitations on Pinnacle Financial's ability to pay dividends. As noted above, effective January 1, 2016, Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if Pinnacle Financial's regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer. Additionally, it is Federal Reserve policy that bank holding companies generally should pay dividends on common stock only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization's current and expected future capital needs, asset quality and overall financial condition. Federal Reserve policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company's capital structure. See "Capital Adequacy" above.

Statutory and regulatory limitations also apply to Pinnacle Bank's payment of dividends to Pinnacle Financial. Pinnacle Bank is required by Tennessee law to obtain the prior approval of the Commissioner of the TDFI for payments of dividends if the total of all dividends declared by its board of directors in any calendar year will exceed (1) the total of Pinnacle Bank's net income for that year, plus (2) Pinnacle Bank's retained net income for the preceding two years. As of December 31, 2020, Pinnacle Bank could pay dividends to Pinnacle Financial of up to $788.3 million. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity rather than debt issuances. Pinnacle Financial had available cash balances of approximately $275.9 million at December 31, 2020.

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

During the fourth quarter of 2013, Pinnacle Financial initiated a quarterly common stock dividend in the amount of $0.08 per share. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 19, 2021, when the board of directors increased the dividend to $0.18 per share. During the year ended December 31, 2020, Pinnacle Financial paid $49.4 million in net dividends to its common shareholders. On January 19, 2021, our board of directors declared a $0.18 per share quarterly cash dividend to common shareholders which approximated $14.0 million in aggregate dividend payments and will be paid on February 26, 2021 to common shareholders of record as of the close of business on February 5, 2021.

During the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th interest in a share of its 6.75% fixed rate non-cumulative, perpetual preferred stock, Series B (Series B Preferred Stock) in a registered public offering to both retail and institutional investors. During the year ended December 31, 2020, Pinnacle Financial paid $7.6 million in dividends on its Series B Preferred Stock. On January 19, 2021, our board of directors approved a quarterly dividend of approximately $3.8 million, or $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock payable on March 1, 2021 to shareholders of record at the close of business on February 14, 2021. This dividend equates to a $0.422 per share dividend on our depositary shares.

The amount and timing of all future dividend payments, if any, including on the Series B Preferred Stock, is subject to our board's discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us. If we fail to pay dividends on our Series B Preferred Stock, we will be prohibited from paying dividends on our common stock.

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

Community Reinvestment Act and Fair Lending

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve and the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods consistent with safe and sound operations of the institutions. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Pinnacle Bank. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. Pinnacle Bank received a satisfactory CRA rating from its primary federal regulator on its most recent regulatory examination.

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the Federal Reserve Board did not join in that proposed rulemaking. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020. The FDIC has not finalized the revisions to its proposed CRA rule. In September 2020, the Federal Reserve Board issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invites public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR seeks feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

Cybersecurity and Data Privacy

State and federal banking regulators have issued various policy statements and, in some cases, regulations, emphasizing the importance of technology risk management and supervision. For example, in December 2020, the federal banking agencies issued a notice of proposed rulemaking that would require banking organizations to notify their primary federal regulator within 36 hours of becoming aware of a "computer-security" incident or a "notification event". This notice of proposed rulemaking and the earlier such policy statements and regulations indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.

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

Examination and enforcement by the state and federal banking agencies, including the CFPB (as described in more detail below), and other such enforcement authorities, for non-compliance with consumer protection laws and their implementing regulations have increased and become more intense. Due to these heightened regulatory concerns, including increased enforcement of the CRA by the federal banking agencies, and the powers and authority of the CFPB, Pinnacle Bank and its affiliates may incur additional compliance costs or be required to expend additional funds for investments in their local community.

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

A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. BSA and its implementing regulations and parallel requirements of the federal banking regulators require Pinnacle Bank to maintain a risk-based anti-money laundering (“AML”) program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activity. The USA PATRIOT Act substantially broadened the scope of AML laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions, including banks, are required under final rules implementing Section 326 of the USA PATRIOT Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new account holders within a reasonable period of time. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must take certain steps to assist government agencies in detecting and preventing money laundering and to report certain types of suspicious transactions. In May 2016, Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued rules under the BSA requiring financial institutions to identify the beneficial owners who own or control certain legal entity customers at the time an account is opened and to update their AML compliance programs, to include risk-based procedures for conducting ongoing customer due diligence. We have implemented procedures designed to comply with these requirements. In January 2021, the Anti-Money Laundering Act of 2020 ("AMLA"), which amends the BSA, was enacted as part of the National Defense Authorization Act for Fiscal Year 2021. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

Pinnacle Bank currently has policies and procedures in place designed to comply with the USA PATRIOT Act, the BSA and the other regulations targeting terrorism and money laundering and Pinnacle Financial's management is currently evaluating those changes that it will need to make to these policies and procedures to comply with the AMLA and those regulations that are issued by the federal banking regulators thereunder. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to consider the effectiveness of the AML activities of the applicants. Material deficiencies in AML compliance, and non-compliance with related requirements such as the U.S. economic and trade sanctions regimes, can result in public enforcement actions by the bank regulatory agencies and other government agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious financial, legal and reputational consequences for Pinnacle Financial and Pinnacle Bank including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

The Office of Foreign Assets Control

The Office of Foreign Assets Control (“OFAC”), which is an office in the U.S. Department of the Treasury, is responsible for helping to ensure that U.S. entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts; owned or controlled by, or acting on behalf of target countries, and narcotics traffickers. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or block the transactions on the account. Pinnacle Bank has appointed a compliance officer to oversee the inspection of its accounts and the filing of any notifications. Pinnacle Bank actively checks high‑risk OFAC areas such as new accounts, wire transfers and customer files. These checks are performed using software that is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

Interchange Fees. The Dodd-Frank Act included provisions (known as the "Durbin Amendment") which restrict interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points (plus $0.01 for fraud loss) in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets, like Pinnacle Bank. The implications of the Durbin Amendment first became applicable to us on July 1, 2017.

The Volcker Rule Section 13 of the Bank Holding Company Act and its implementing regulations, commonly referred to as the “Volcker Rule,” prohibit banking entities from engaging in proprietary trading, and prohibits certain interests in, or relationships with, hedge funds or private equity funds. The Volcker Rule applies to Pinnacle Financial, Pinnacle Bank and their affiliates.

In October 2019, the federal banking agencies responsible for implementing the Volcker Rule finalized amendments to their regulations to tailor the Volcker Rule’s compliance requirements to the size and scope of a banking entity’s trading activities, clarify certain key provision in the Volcker Rule and modify the information that companies are required to provide these agencies. In June 2020, these agencies finalized additional modifications to their regulations expanding the ability of banking entities to make investments in certain types of private equity funds. These amendments became effective on October 1, 2020.

Consumer Financial Protection Bureau. The Dodd-Frank Act also created the CFPB, which took over responsibility for enforcing the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Service Members Civil Relief Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. We are subject to oversight by the CFPB.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks including, among other things, the authority to prohibit "unfair, deceptive, or abusive" acts and practices. Abusive acts or practices are defined as those that (1) materially interfere with a consumer's ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer's (a) lack of financial savvy, (b) inability to protect himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer's interests. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction. The CFPB has been active in bringing enforcement actions related to consumer financial protection laws and obtaining the forms of relief described above, and we expect the CFPB’s oversight and enforcement to increase over the next few years.

The rules issued by the CFPB will have a long-term impact on our business, including our mortgage loan origination and servicing activities. Compliance with these rules will increase our overall regulatory compliance costs. On July 1, 2017, the CFPB took over conducting on-site consumer examinations from the FDIC for all regulations that transferred under their supervision.

Economic Growth, Regulatory Relief, and Consumer Protection Act. On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Growth Act”). The Growth Act alters some of the provisions of the Dodd-Frank Act. Certain of these provisions, to which we became subject once our total assets exceeded $10 billion, are set out below, along with the changes made to such provisions under the Growth Act.

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

COVID-19 Risks

•The COVID-19 pandemic is adversely affecting our business and the businesses of a significant percentage of our customers.
•Our participation in the PPP may expose us to financial liability, credit losses, compliance costs or reputational damage.

Interest Rate Risks

•Our net interest margin, and consequently our net earnings, are significantly affected by interest rate levels.
•The performance of our investment securities portfolio is subject to fluctuation due to changes in interest rates and market conditions, including credit deterioration of the issuers of individual securities.
•Changes to LIBOR may adversely affect the holders of, the market value of, and the interest expense paid on our subordinated debt and may affect certain of our loans.

Credit and Lending Risks

•We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses.
•Our ability to grow our loan portfolio may be limited by, among other things, economic conditions, competition within our market areas, and our ability to hire and retain experienced bankers.
•Changes in accounting standards may change the way we calculate our Allowance for Credit Losses.
•If our Allowance for Credit Losses is not sufficient to cover losses inherent in our loan or securities portfolios, our results of operations and financial condition will be negatively impacted.
•Our accounting estimates and risk management processes rely on analytical and forecasting models.
•Environmental liability associated with commercial lending could result in losses.
•We depend on the accuracy and completeness of information about customers.
•We may be subject to claims and litigation asserting lender liability.

Liquidity and Capital Risks

•Liquidity risk could impair our ability to fund our operations and jeopardize our financial condition.
•Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

Operational and Market Risks

•Negative developments in the U.S. and local economy may adversely impact our results in the future.
•Our operations are principally geographically concentrated in certain markets in the southeastern United States, and changes in local economic conditions impact our profitability.
•Our business may suffer if there are significant declines in the value of real estate.
•BHG’s results of operations have become a larger portion of our results of operations, and challenges in BHG’s business that negatively affect its results would now more significantly impact our results.
•A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.
•Our selection of accounting policies and methods may affect our reported financial results.
•We currently invest in bank owned life insurance and may continue to do so in the future.
•The fair values of our investments in private companies and venture capital funds are likely to fluctuate and the value that we ultimately realize on those investments may vary materially.

•An ineffective risk management framework could have a material adverse effect on our strategic planning and our ability to mitigate risks and/or losses and could have adverse regulatory consequences.
•We are dependent on our IT and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition.
•Our business reputation and relationships are important and any damage to them could have a material adverse effect on our business.
•We face substantial competition and are subject to certain regulatory constraints not applicable to some of our competitors, which may decrease our growth or profits.
•The implementation of other new lines of business or new products and services may subject us to additional risk.
•Inability to retain senior management and key employees or to attract new experienced financial services professionals could adversely affect our business.
•We are subject to regulatory oversight and certain litigation, and our expenses related to this oversight and litigation may adversely affect our results.
•Our business is dependent on technology, and an inability to invest in technological improvements may adversely affect our results of operations and financial condition.
•The soundness of other financial institutions could adversely affect us.
•We may be subject to claims and litigation pertaining to fiduciary responsibility.
•Natural disasters may adversely affect us.
•If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.

Risks Related to Acquisition Activity

•Our acquisitions and future expansion may result in additional risks.
•We may face risks with respect to future acquisitions.

Regulatory and Compliance Risks

•National or state legislation or regulation may increase our expenses and reduce earnings.
•We are subject to various statutes and regulations that may impose additional costs or limit our ability to take certain actions.
•We must maintain adequate regulatory capital to support our business objectives.
•Pinnacle Financial is required to act as a source of financial and managerial strength for Pinnacle Bank in times of stress.
•Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us or restrict our ability to make acquisitions.

Risks Relating to Our Securities

•The price of our capital stock may be volatile or may decline.
•Our ability to declare and pay dividends is limited.
•We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.
•The Series B Preferred Stock constitutes an equity security and ranks junior to all of our and our subsidiaries’ existing indebtedness and will rank junior to our and our subsidiaries’ future indebtedness.
•The Series B Preferred Stock and the depositary shares representing the Series B Preferred Stock effectively rank junior to any existing and all future liabilities of our subsidiaries.
•Dividends on the Series B Preferred Stock are non-cumulative and discretionary.
•The holders of the Series B Preferred Stock (and underlying depositary shares) have limited voting rights.
•Holders of Pinnacle Financial’s junior subordinated debentures have rights that are senior to those of Pinnacle Financial’s shareholders.
•Pinnacle Financial and Pinnacle Bank have issued subordinated indebtedness the holders of which have rights that are senior to those of Pinnacle Financial’s shareholders.
•We and/or the holders of certain types of our securities could be adversely affected by unfavorable ratings from rating agencies.
•Our common stock and the depositary shares underlying our Series B Preferred Stock have less liquidity than many other stocks quoted on a national securities exchange.
•Our corporate organizational documents and the provisions of Tennessee law to which we are subject contain certain provisions that could have an anti-takeover effect.
•An investment in our common stock or depositary shares is not an insured deposit and is not guaranteed by the FDIC.

Risks Related to Our Business

COVID-19 Risks

The COVID-19 pandemic is adversely affecting our business and the businesses of a significant percentage of our customers as well as certain of our third-party vendors and service providers, and the adverse impacts on our business, financial position, capital, liquidity, results of operations and prospects could be significant.

The spread of COVID-19 has created a global public health crisis that has resulted in uncertainty, volatility and deterioration in financial markets and in governmental, commercial and consumer activity including in the United States, where we conduct substantially all of our activity. COVID-19 has had an adverse impact on the markets in which we operate and on our business, financial condition and results of operations.

To combat the spread of COVID-19, federal, state and local governments have taken a variety of actions that have materially and adversely affected the businesses and lives of our customers. These actions have included orders closing non-essential businesses and restricting movement of individuals through the issuance of safer-at-home orders and other guidance encouraging individuals to observe strict social distancing measures. At times, the actions being taken by governmental authorities have not always been coordinated or consistent across states or even within states and the impact of those actions across our markets may be uneven. These actions, together with the independent actions of individuals and businesses aimed at slowing the spread of the virus, have resulted in extensive economic disruption and rapid declines in certain consumer and commercial activity. Many businesses have experienced and are continuing to experience significant declines in revenue and there have been, and continue to be, elevated unemployment rates throughout our markets with corresponding negative effects on consumer spending and behavior. Whether the efforts to stop the spread of COVID-19 will be successful is unknown at this time as cases, hospitalizations and deaths in some of our markets remain elevated and in recent weeks new variants or mutations of the virus have begun to emerge that in some cases are more contagious than the original virus, and continued spread of the disease or continuation of higher levels of cases, hospitalizations and deaths during 2021 will further negatively impact the businesses and lives of our customers and our results of operations.

In March 2020, the Federal Open Market Committee reduced the target Federal funds rate by 150 basis points and for a portion of March 2020 the 10-year treasury bond rate fell to below 1.00% for the first time in history. These actions, and other actions being taken by governmental and regulatory agencies affecting monetary policy in response to the unprecedented challenges resulting from the spread of COVID-19, have negatively impacted our net interest margin and our results and are likely to continue to negatively impact our net interest margin and our results in 2021.

As a result of COVID-19, many of our borrowers, particularly those that operate in the restaurant, entertainment, hospitality and retail sectors, but also other businesses as well, including owners of commercial real estate properties and hotels, are experiencing varying degrees of financial distress, which is expected to continue, over the coming months. As a result, these borrowers may have difficulty paying, on a timely basis, interest and principal payments on their loans and the value of collateral securing these obligations may be adversely impacted as well. Though we have worked with borrowers to modify their loans under our short-term deferral program and under Section 4013 of the CARES Act, these borrowers may still be experiencing distress. As a result, these borrowers may have difficulty satisfying their obligations to us. Disruptions to our customers’ businesses, together with volatility in the stock market, could also result in declines to our wealth management revenues.

The economic pressures and uncertainties arising from the COVID-19 pandemic have resulted in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services we offer, and these changes are likely to persist until the pandemic subsides. These economic pressures may be more severe, and changes in behavior more pronounced, if additional government stimulus programs are not timely approved, or approved at all, or if they do not provide sufficient relief when approved. Consumers affected by COVID-19 may continue to demonstrate changed behavior even after the crisis is over. For example, consumers may decrease discretionary spending on a permanent or long-term basis and, certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction. We lend to customers operating in such industries including restaurants, hotels/lodging, entertainment, retail and commercial real estate, among others, that have been significantly impacted by COVID-19 and we are continuing to monitor these customers closely. The changes in behaviors driven by COVID-19, particularly if those changes continue after the pandemic is over, also present heightened liquidity risks, for example, arising from increased demand for our products and services (such as elevated levels of draws on credit facilities) or decreased demand for our products and services (such as idiosyncratic, or broad-based, market or other developments that lead to deposit outflows).

Like our borrowers, BHG’s borrowers have been similarly affected by COVID-19. Many of BHG’s borrowers are medical or dental practices that were particularly impacted by safer-at-home orders that effectively caused those practices’ revenues to decline materially as a result of elective procedures being prohibited, cancelled or delayed or individuals’ decisions to postpone non-emergency procedures, even as restrictions on elective procedures are relaxed. Though these borrowers' businesses have improved recently, increased levels of cases and renewed government mandated closures and restrictions could again negatively impact these borrowers' businesses. For those loans that BHG has sold through its auction platform, BHG may at its sole discretion, in response to a request from a purchaser of a loan, agree to substitute a performing loan for one that has become past due more than 90 days. If requests for substitutions increase, and BHG opts to provide the substitution. BHG’s credit losses may likewise increase and its results of operations would be adversely impacted.

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

Bank regulatory agencies have been (and are expected to continue to be) very proactive in responding to both market and supervisory concerns arising from the COVID-19 pandemic as well as the potential impact on customers, especially borrowers. As shown during and following the financial crisis, periods of economic and financial disruption and stress have, in the past, resulted in increased scrutiny of banking organizations. We are closely monitoring the potential for new laws and regulations impacting lending and funding practices as well as capital and liquidity standards including changes resulting from changes in leadership of these regulatory agencies. Such changes could require us to maintain significantly more capital, with common equity as a more predominant component, or manage the composition of our assets and liabilities to comply with formulaic liquidity requirements. Furthermore, provisions of the CARES Act allowed, but did not require, the FDIC to guarantee deposit obligations of banks in non-interest-bearing transaction accounts through December 31, 2020. Participation in any similar guarantee program authorized in subsequent legislation may result in fees and other assessments as the FDIC determines and may include special assessments. Other provisions of the CARES Act as well as actions taken by bank regulators, such as potential relief for working with borrowers who are distressed as a result of the effects of COVID-19, could similarly impact aggregate deposit insurance expense.

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

The economic uncertainty caused by COVID-19’s spread and the efforts of government and non-governmental authorities and the behavior of individuals seeking to slow its spread, caused our provision expense for credit losses to increase materially in 2020 and may contribute to further elevated levels of provision expense through the duration of the pandemic and any recovery period following its end. Increased provision levels would negatively impact our capital levels which may impact our ability to pay dividends or cause us to need to access the capital markets to support our capital needs. We have also taken efforts to increase our on-balance sheet liquidity and those efforts have caused, and may continue to cause, our net interest margin to be adversely impacted.

COVID-19 has not yet been contained and could affect significantly more households and businesses. Given the speed and unpredictable nature with which the pandemic is evolving, and the ongoing and fluid nature of the country’s response to it, it is difficult for us to accurately estimate the length and severity of the economic disruption being caused by COVID-19 or when normal economic and operating conditions will resume. As a result, the extent to which our results of operations, provision expense, capital levels, liquidity ratios and published credit ratings will be impacted is difficult to predict, and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic, actions taken by governmental authorities and other parties in response to the pandemic, the speed with which the vaccines for COVID-19 can be widely distributed, those vaccines’ efficacy against the virus and public acceptance of the vaccines. The adverse impact of COVID-19 on the markets in which we operate and on our business, financial condition and results of operations is expected to remain elevated until the pandemic subsides.

Our participation in the PPP may expose us to financial liability, credit losses, compliance costs or reputational damage.

Under the CARES Act, Congress created the PPP and authorized the Treasury to implement rules regarding the program. Funding under the original loan program expired on August 8, 2020. A second round of PPP funding was approved on December 27, 2020 under the Coronavirus Relief Act. Banks, like us, and non-bank lenders, including BHG, facilitated funding under the original program, and are facilitating funding currently under the second round of the program, on behalf of the SBA for borrowers that were or are eligible participants. We also remain in the process of receiving and processing requests from our customers for forgiveness of their obligations under their original PPP loans. We and other lenders under the PPP, may face criticism from customers or others that are seeking forgiveness or applying for funding, which may be related to challenges we and others have faced due to inconsistent, constantly changing and incomplete rules and guidance adopted by the SBA and Treasury under the PPP. This criticism could cause reputational damage to us and there is a possibility that customers or others may threaten and pursue legal action against banks and other lenders like us and BHG under the program.

Among other regulatory requirements, PPP loans are subject to forbearance of loan payments for a ten-month period to the extent that loans are not eligible for forgiveness. If PPP borrowers fail to qualify for loan forgiveness, including by failing to use the funds appropriately in order to qualify for forgiveness under the program, we and BHG have a greater risk of holding these loans at unfavorable interest rates. In addition, because of the short time period between the passing of the CARES Act and the implementation of the PPP, there is ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us and BHG to risks relating to noncompliance with the PPP. There is risk that the SBA or another governmental entity could conclude there is a deficiency in the manner in which we or BHG have originated, funded, or serviced PPP loans, which may or may not be related to the ambiguity in the CARES Act or the rules and guidance promulgated by the SBA and the Treasury regarding the operation of the PPP. In the event of such deficiency, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from us or BHG.

Since the commencement of the PPP, several banks have been subject to litigation regarding the process and procedures that such banks followed in accepting and processing applications for the PPP. We and BHG may be exposed to the risk of similar litigation, from both customers and non-customers that contacted us or BHG regarding obtaining PPP loans with respect to the processes and procedures we or BHG used in processing applications for the PPP. Legal proceedings related to our or BHG’s participation in the PPP if not resolved in a manner that is favorable to us, or BHG, may result in significant financial liability to us or BHG, or adversely affect our, or BHG’s results of operations, financial condition or reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs, or reputational damage caused by PPP-related litigation could have a material adverse impact on our or BHG's reputation, business, financial condition, and results of operations.

In addition, we may be subject to regulatory scrutiny regarding our processing of PPP applications or forgiveness requests or our origination or servicing of PPP loans. While the SBA has said that in many instances, banks may rely on the certifications of borrowers regarding their eligibility for PPP loans, we do have several obligations under the PPP, and if the SBA found that we did not meet those obligations, the remedies the SBA may seek against us are unknown but may include not guarantying the PPP loans resulting in credit exposure to borrowers who may be unable to repay their loans. The PPP may also attract significant interest from federal and state enforcement authorities, oversight agencies, regulators, and Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act or the Coronavirus Relief Act and the PPP regulations entitling us to rely on borrower certifications, and take more aggressive action against us for alleged violations of the provisions governing our participation in the PPP.

Interest Rate Risks

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

An important component of our ability to mitigate pressures of a down rate environment will be our ability to reduce the rates we pay on deposits, including core deposits. If we are unable to reduce these rates, because of competitive pricing pressures in our markets, liquidity purposes or otherwise, our net interest margin will be negatively impacted. In addition, as our growth in earning assets outpaced growth in our core deposits prior to the COVID-19 pandemic, we had to increase our reliance on noncore funding. Though our reliance on non-core funding has diminished as a result of increased customer deposits during the pandemic, we may experience increased reliance on non-core funding sources as the effects of the pandemic begin to wane.

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

On July 27, 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator, whether LIBOR will cease to be published or supported during or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere; however, it does appear highly likely that LIBOR will be discontinued or modified by the end of 2021. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of securities based on LIBOR such as our subordinated notes and our subordinated debentures and related trust preferred securities. In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., AMERIBOR or the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments. Uncertainty as to the nature of such potential changes, alternative reference rates, the replacement or disappearance of LIBOR or other reforms may adversely affect the value of and the return on our subordinated notes and our subordinated debentures and related trust preferred securities, as well as the interest we pay on those securities.

At December 31, 2020, approximately 36.3% of our total loan portfolio was indexed to 30-day, 90-day, 180-day and one-year LIBOR. Many of our loan agreements that are indexed to LIBOR include provisions that do not require us to default to any alternative index recommendations but instead allow us, in our sole discretion, to designate an alternative interest rate index in the event that LIBOR should become unavailable or unstable. While we believe these provisions within our loan agreements address the potential future unavailability of LIBOR, there can be no assurance that such provisions will be effective or that they, or our actions in this respect, will not be challenged by our borrowers.

Credit and Lending Risks

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses.

We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders and hotel and motel owners and/or operators. Certain industries, particularly hotel and motel operators, experienced adversity during 2020 as a result of the COVID-19 pandemic, and, as a result, an increased level of borrowers in these industries were unable to perform under their loan agreements with us, resulting in modifications of these loans, or suffered loan downgrades which negatively impacted our results of operations. If the negative economic impact of the pandemic extends deep into 2021 or beyond, these industry or other concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional credit loss provisions, negatively impacting our results of operations and financial condition.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2020, our commercial and industrial loans accounted for approximately 35.9% of our total loans. Additionally, approximately 35.0% of our commercial real-estate loans at December 31, 2020 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses’ real estate. We expect to seek to expand the amount of these two types of loans in our portfolio during 2021. During periods of lower economic growth or challenging economic periods like those resulting from the COVID-19 pandemic, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

Real estate construction and development loans are also an important part of our business. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Real estate industry pricing dynamics in the geographical markets in which we operate can vary from year to year, and with respect to construction, can vary between project funding and project completion. Asset values to which we underwrite loans can fluctuate from year to year and impact collateral values and the ability of our borrowers to repay their loans. Like regulatory guidelines on commercial real estate loans, federal regulators have issued guidance that imposes additional restrictions on banks with construction and development loans in excess of 100% of total risk-based capital. If our level of these loans was to exceed these guidelines, our ability to make additional loans in this segment would be limited.

Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing some of the construction and development loans that we hold. Should we experience the return of adverse economic and real estate market conditions similar to those we experienced from 2008 through 2010 we may again experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for credit losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

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

Our ability to improve our results of operations is dependent upon, among other things, growing our loan portfolio and increasing net interest income. While we believe that our strategy to grow our loan portfolio is sound and our growth targets are achievable over an extended period of time, competition within our market areas is significant, particularly for borrowers whose businesses were less negatively impacted by the challenging economic conditions of the pandemic. We compete with both large regional and national financial institutions, who are sometimes able to offer more attractive interest rates and other financial terms than we choose to offer, and smaller community-based financial institutions who seek to offer a similar level of service to that which we offer. This competition can make loan growth challenging, particularly if we are unwilling to price loans at levels that would cause unacceptable levels of compression of our net interest margin or if we are unwilling to structure a loan in a manner that we believe results in a level of risk to us that we are not willing to accept.

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

Larger banks, with a more developed retail footprint, and non-banks, who are able to operate with greater flexibility and lower cost structures due to less regulatory oversight, are better able to attract lower-cost retail deposits than we can, which at times causes us to utilize a larger percentage of noncore funding to fund our loan growth. Though we have grown our core deposits meaningfully during the COVID-19 pandemic, if we are unable to retain or attract core deposits at sufficient levels as the economic disruption from the pandemic lessens to fund our loan growth and our percentage of noncore funding rises to levels that approach our policy limits, we may need to modify our growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow for us to return to an acceptable level of noncore funding within a reasonable amount of time, any one of which actions could adversely affect our results of operations, particularly during periods of time when our net interest margin is experiencing compression. Moreover, loan growth throughout the year can fluctuate due in part to seasonality of the businesses of our borrowers and potential borrowers and the timing on loan repayments, particularly those of our borrowers with significant relationships with us, resulting from, among other things, excess levels of liquidity.

Much of our organic loan growth that we have experienced in recent years (and a key part of our loan growth strategy in 2021 and beyond) was the result not of strong loan demand but rather of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, if these advisors we hire are unable to cause their customers to move their relationships to us in the time periods that we are targeting or at all, or if we are unable to retain such business, our loan growth may be negatively affected, which could have a material adverse effect on our results of operations and financial condition.

Changes in accounting standards may change the way we calculate our Allowance for Credit Losses.

The Financial Accounting Standards Board and the SEC may change the financial accounting and reporting standards, or the interpretation of those standards, that govern the preparation of our external financial statements from time to time. The impact of these changes or the application thereof on our financial condition and operations can be difficult to predict. For example, the FASB adopted a new accounting standard that became effective for Pinnacle Bank beginning January 1, 2020. This standard, referred to as current expected credit loss, or CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on financial assets, including loans, and recognize the expected credit losses through provision for credit losses. CECL changed the current method of provisioning for loan losses, which has required us to increase our allowance for credit losses, and is increasing the types and amounts of data we need to collect and review to determine the appropriate level of our allowance for credit losses. In addition, the adoption of CECL may result in more volatility in the level of our allowance for credit losses. An increase, to the extent material, in our allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for credit losses could have a material adverse effect on our capital levels, financial condition and results of operations. A reduction in our capital levels could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities if we are unable to satisfactorily raise additional capital.

If our Allowance for Credit Losses is not sufficient to cover losses inherent in our loan or securities portfolios, our results of operations and financial condition will be negatively impacted.

We maintain allowances for credit losses on loans, securities and off-balance sheet credit exposures. If loan customers with significant loan balances individually or in the aggregate fail to repay their loans, our results of operations, financial condition and capital levels will suffer. We make various assumptions and judgments about the expected losses in our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the loans. Utilizing objective and subjective factors, we maintain an allowance for credit losses, established through a provision for credit losses charged to expense, to cover our estimate of the current expected credit losses in our loan and securities portfolios. In determining the size of this allowance, we utilize estimates based on analyses of volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, national and local economic conditions, including unemployment statistics, industry and peer bank loan quality indications, and other pertinent factors and information. Actual losses are difficult to forecast, especially if those losses stem from factors beyond our historical experience or are otherwise inconsistent with our credit quality assessments. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential credit losses, and additional provisions may be necessary which would negatively impact our results of operations and financial condition.

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for credit losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for credit losses or loan charge offs as required by these regulatory agencies could have a negative effect on our results of operations and financial condition. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans, accounting rule changes (like those that contributed to increases levels of provision expense in 2020 as a result of our adopting CECL and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations and financial condition.

Our accounting estimates and risk management processes rely on analytical and forecasting models and tools.

The processes we use to estimate expected credit losses, calculate our allowance for credit losses and measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other measures of our financial condition and results of operations, depend upon the use of analytical and forecasting models and tools. These models and tools reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models and tools may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. Any such failure in our analytical or forecasting models and tools could have a material adverse effect on our business, financial condition and results of operations.

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

Liquidity and Capital Risks

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

Deposit levels may be affected by a number of factors, including demands by customers, rates paid by competitors (particularly as it relates to brokered deposits and other noncore deposits), general interest rate levels, returns available to customers on alternative investments, government programs, general economic and market conditions and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB Cincinnati advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets. An increase in our reliance on noncore funding (particularly brokered time deposits), as occurred in 2019, would increase our liquidity risk.

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

Federal and state bank regulators require Pinnacle Financial and Pinnacle Bank to maintain adequate levels of capital to support operations. At December 31, 2020, Pinnacle Bank’s regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. Growth in assets (either organically or as a result of acquisitions) at rates in excess of the rate at which our capital is increased through retained earnings will reduce our capital ratios unless we continue to increase capital. Failure by us to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities.

We may need to raise additional capital (including through the issuance of common or preferred stock or additional Tier 2 capital instruments) in the future to provide us with sufficient capital resources (or replace expiring capital instruments) and liquidity to meet our commitments and business needs or in connection with our growth or as a result of deterioration in our asset quality. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by negative perceptions of our business or prospects, changes in the capital markets and deteriorating economic and market conditions. Pinnacle Bank is required to obtain regulatory approval in order to pay dividends to Pinnacle Financial unless the amount of such dividends does not exceed its net income for that calendar year plus retained net income for the preceding two years. Any restriction on the ability of Pinnacle Bank to pay dividends to Pinnacle Financial could impact Pinnacle Financial’s ability to continue to pay dividends on its capital stock or its ability to pay interest on its indebtedness.

Unexpected changes in requirements for capital resulting from regulatory actions could require us to raise capital at a time, and at a price, that might be unfavorable, or could require that we forego continuing growth or reduce our current loan portfolio. We cannot assure you that access to capital will be available to us in needed amounts or on acceptable terms or at all. Any occurrence that may limit our access to the capital markets may materially and adversely affect our capital costs and our ability to raise capital and/or debt and, in turn, our liquidity. If we cannot raise additional capital when needed, our ability to expand through internal growth or acquisitions or to continue operations could be impaired. Factors that could adversely affect our ability to raise additional capital or necessary funding include conditions in the capital markets, our financial performance, our credit ratings, regulatory actions and general economic conditions. Increases in our cost of capital, including dilution and increased interest or dividend requirements, could have a direct adverse impact on our operating performance and our ability to achieve our growth objectives.

Operational and Market Risks

Negative developments in the U.S. and local economy may adversely impact our results in the future.

Our financial performance is highly dependent on the business environment in the markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, international trade disputes and retaliatory tariffs, terrorist attacks, global pandemics, acts of war, or a combination of these or other factors. Economic conditions in certain industries in the markets in which we operate deteriorated rapidly in 2020 as a result of the COVID-19 pandemic. These challenges manifested themselves primarily within the hotel, restaurant, retail, commercial real estate and entertainment industries and contributed to increased levels of provisions for credit losses. A continued worsening of business and economic conditions generally or specifically in the principal markets in which we conduct business could have adverse effects, including the following:

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

Although economic conditions have improved in most of our markets when compared to the first and second quarters of 2020 and we have returned our focus to growing earning assets, we believe that it is possible we will continue to experience an uncertain and volatile economic environment during 2021, including as a result of issues of national security, COVID-19 and other health crises around the world and prolonged international trade disputes. There can be no assurance that these conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect our business, financial condition, and results of operations.

In addition, over the last several years, the federal government has shut down periodically, in some cases for prolonged periods. It is possible that the federal government may shut down again in the future, particularly in light of the evenly divided United States Senate. If a prolonged government shutdown occurs, it could significantly impact business and economic conditions generally or specifically in our principal markets, which could have a material adverse effect on our results of operations and financial condition.

Our operations are principally geographically concentrated in certain markets in the southeastern United States, and changes in local economic conditions impact our profitability.

A significant percentage of our borrowers are situated in various MSAs in Tennessee, North Carolina, South Carolina and Virginia in which we operate. In December 2019, we also expanded our operations into Georgia. Our success significantly depends upon the growth in population, income levels, deposits, employment levels and housing starts in our markets, along with the continued attraction of business ventures to these areas, and our profitability is impacted by the changes in general economic conditions in these markets and other markets in which collateral securing our loans is located. We cannot assure you that economic conditions, including loan demand, in these markets will not remain sluggish during 2021 or thereafter, and as a result, we may not be able to grow our loan portfolio in line with our expectations and the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively and materially impacted.

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

Pinnacle Financial and Pinnacle Bank collectively hold a 49% interest in BHG. Our share of BHG’s earnings make up a significant portion of our recurring noninterest income, and as a result, a meaningful portion of our net income. While we have a significant stake in BHG, are entitled to designate two members of BHG’s five person board of managers and in some instances have protective rights to block BHG from engaging in certain activities, the other managers and members of BHG may make most decisions regarding BHG’s and its subsidiaries’ operations without our consent or approval. This includes a decision to sell the company. Any sale of all or a portion of our interest in BHG would adversely affect our recurring noninterest income. In addition, any sale of all or a portion of the other members' interest in BHG, including in connection with a capital raising transaction, could affect our governance rights in BHG and adversely affect our recurring noninterest income. Moreover, there are certain limitations on our ability to sell our interest in BHG without first offering BHG and the other members a right of first refusal, and we are prohibited from transferring any portion of our interest without the consent of the other members of BHG prior to March 1, 2021, other than transfers in connection with an acquisition of Pinnacle Financial or Pinnacle Bank or as a result of a change in applicable law that forces Pinnacle Financial and/or Pinnacle Bank to divest Pinnacle Financial’s or Pinnacle Bank’s ownership interests in BHG.

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

Future contributions to our earnings from BHG and its subsidiaries will require that they continue to grow their business and increase the amount of loans that they are able to originate and sell, if not retained on BHG’s or a subsidiary’s balance sheet. In the event that BHG’s loan growth slows over historical levels, its loan sales decrease (including but not limited to as a result of regulatory restrictions on banks that are the principal purchasers of BHG’s loans) or it experiences increased levels of loan losses or requests for substitutions and loans it previously originated and sold, its results of operations and our noninterest income would be adversely affected. BHG currently operates in most states without the need for a permit or any other license as its loans are principally commercial, business purpose loans that don’t trigger the need for licensure. In the event that BHG or its subsidiaries were required to register or become licensed in any state in which they operate, including as a result of their expanding into consumer lending or expanding into other lending areas like patient financing, or regulations are adopted that seek to limit BHG’s or its subsidiaries’ ability to operate in any jurisdiction or that seek to limit the amounts of interest that BHG can charge on its loans, BHG’s results of operations (and Pinnacle Financial’s and Pinnacle Bank’s interest in BHG’s net profits) could be materially and adversely affected.

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

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At December 31, 2020, our goodwill and other identifiable intangible assets totaled approximately $1.9 billion. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would adversely impact the capacity of Pinnacle Bank to pay dividends to Pinnacle Financial without seeking prior regulatory approval, which could adversely affect Pinnacle Financial’s ability to pay required interest payments on its outstanding indebtedness or to continue to pay dividends to its shareholders.

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

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses or sustain loan losses that are significantly higher than the reserve provided; recognize significant impairment on goodwill and other intangible asset balances; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. For a discussion of our critical accounting policies, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” included elsewhere in this Annual Report on Form 10-K.

We currently invest in bank owned life insurance (“BOLI”) and may continue to do so in the future.

We had $743.9 million in general, hybrid and separate account BOLI contracts at December 31, 2020. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable, subject to certain exceptions. However, if we needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. We are also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by us at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. Investing in BOLI exposes us to liquidity, credit and interest rate risk, which could adversely affect our results of operations, financial condition and liquidity.

The fair values of our investments in private companies and venture capital funds are likely to fluctuate and the value that we ultimately realize on those investments may vary materially.

From time to time, we and our affiliates, including Pinnacle Bank, make investments in private companies and venture capital funds. The fair value of these investments are reflected in our financial statements and are adjusted on a quarterly basis. Moreover, because valuations of private companies are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value for private companies may differ materially from the values that would have been used if a ready market for these securities existed. Therefore, fair value determinations may materially understate or overstate the value that we ultimately realize upon the sale of one or more investments. We cannot predict future realized or unrealized gains or losses, and any such gains or losses are likely to vary materially from period to period.

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

We are dependent upon information technologies, computer systems and networks, including those we maintain and those maintained and provided to us by third parties, to conduct operations and are reliant on technology to help increase efficiency in our business. These systems could become unavailable or impaired due to a variety of causes, including storms and other natural disasters, terrorist attacks, fires, utility outages, internal or external theft or fraud, design defects, human error, misconduct or complications or failures encountered as existing systems are maintained, replaced or upgraded. For example, our financial, accounting, data processing, or other operating or security systems or infrastructure or those of third parties upon which we rely may fail to operate properly or become disabled or damaged, which could adversely affect our ability to process transactions or provide services. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and we may experience data losses in the course of such recovery. We continuously update the systems on which we rely to support our operations and growth and to remain compliant with all applicable laws, rules and regulations globally. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions that may occur in the course of such implementation challenges. We maintain a system of internal controls and security to mitigate the risks of many of these occurrences and maintain insurance coverage for certain risks; however, should an event occur that is not prevented or detected by our internal controls, causes an interruption, degradation or outage in service, or is uninsured against or in excess of applicable insurance limits, such occurrence could have an adverse effect on our business and our reputation, which, in turn, could have a material adverse effect on our financial condition, results of operations and liquidity.

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

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other Internet-based product offerings and expand our internal use of web-based products and applications. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more prevalent and sophisticated and are extremely difficult to prevent. The techniques used by bad actors change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. Additionally, the existence of cyber attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. Consistent with industry trends, we remain at risk for attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents. Cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Service disruptions in cloud technologies may lead to delays in accessing, or the loss of, data that is important to our businesses and may hinder our clients’ access to our products and services.

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

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures, investigate and remediate any information security vulnerabilities, or respond to any changes to state or federal regulations, policy statements or laws concerning information systems or security. Any failure to maintain adequate security over our information systems, our technology-driven products and services or our customers’ personal and transactional information could negatively affect our business and our reputation and result in fines, penalties, or other costs, including litigation expense and/or additional compliance costs, all of which could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, the public perception that a cyber attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

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

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. For example, the Growth Act and certain implementing regulations significantly reduce the regulatory burden of certain large bank holding companies and raise the asset thresholds at which more onerous requirements apply, which could cause certain large bank holding companies to become more competitive, to more aggressively pursue expansion or to more readily consolidate with similar sized financial institutions. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as mobile payment and other automatic transfer and payment systems, and for banks that do not have a physical presence in our markets to compete for deposits. The absence of regulatory requirements may give non-bank financial companies a competitive advantage over us.

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

We have assembled a senior management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth that we have experienced in recent years (and that we are seeking during 2021) was the result not of strong loan demand but rather of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. We are continuing to deploy a similar hiring strategy in the Carolinas and Virginia and we are in the early stages of deploying such strategy in Atlanta. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we have to pay to hire and retain these experienced individuals could cause our noninterest expense levels to rise and negatively impact our results of operations.

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

We are subject to regulatory oversight and certain litigation, and our expenses related to this regulatory oversight and litigation may adversely affect our results.

We are from time to time subject to certain litigation in the ordinary course of our business. As we have aggressively hired new revenue producing associates over the last five years we, and the associates we have hired, have also periodically been the subject of litigation and threatened litigation with these associates’ former employers. We may also be subject to claims related to our loan servicing programs, particularly those involving servicing of commercial real estate loans. These and other claims and legal actions, as well as supervisory and enforcement actions by our regulators, including the CFPB or other regulatory agencies with which we deal, including those with oversight of our loan servicing programs, could involve large monetary claims, capital directives, agreements with federal regulators, cease and desist penalties and orders and significant defense costs. The outcome of any such cases or actions is uncertain. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven solutions, and as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems, as well as nontraditional alternatives like crowdfunding and digital wallets. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The importance of technology has been sharpened as a result of COVID-19, and will likely remain even after the pandemic wanes. We have made significant investments in data processing, management information systems and internet banking accessibility. Our future success will depend in part upon our ability to create additional efficiencies in our operations through the use of technology. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot make assurances that our technological improvements will increase our operational efficiency or that we will be able to effectively implement new technology-driven solutions or be successful in marketing these products and services to our customers.

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

Our operations and customer base are located in markets where natural disasters, including tornadoes, severe storms, fires, wildfires, floods, and hurricanes often occur. Such natural disasters could significantly impact the local population and economies and our business, and could pose physical risks to our properties. Although our banking offices are geographically dispersed throughout portions of the southeastern United States and we maintain insurance coverages for such events, a significant natural disaster in or near one or more of our markets could have a material adverse effect on our financial condition, results of operations or liquidity.

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

Risks Related to Acquisition Activity

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

When we attempt to expand our business through mergers and acquisitions (as we did from 2015 through 2017), we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans which are highlighted above, in general acquiring or merging with other banks, businesses or branches, particularly those in markets with which we are less familiar, involves various risks commonly associated with acquisitions, including, among other things:

•the time and costs associated with identifying and evaluating potential acquisition and merger targets;
•inaccuracies in the estimates and judgments used to evaluate credit, operations, culture, management and market risks with respect to an institution we acquire or with which we merge;
•the time and costs of evaluating new markets, hiring experienced local management, including as a result of de novo expansion into a market such as our expansion into the Atlanta, Georgia metro market at the end of 2019, and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the significant costs of the expansion that we may incur, particularly in the first 12 to 24 months of operations;
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

Though we expect to remain principally focused on organically growing our business in our existing markets (including our new market in Atlanta) during 2021, we nonetheless may have opportunities to evaluate merger and acquisition opportunities that are presented to us in our current markets as well as other markets throughout the southern portion of the United States and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities and related capital raising transactions may occur at any time. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and fully diluted earnings per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

Regulatory and Compliance Risks

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

We must maintain adequate regulatory capital to support our business objectives.

Under regulatory capital adequacy guidelines and other regulatory requirements, we must satisfy capital requirements based upon quantitative measures of assets, liabilities and certain off-balance sheet items. Our satisfaction of these requirements is subject to qualitative judgments by regulators that may differ materially from management’s and that are subject to being determined retroactively for prior periods. Additionally, regulators can make subjective assessments about the adequacy of capital levels, even if our bank subsidiary’s reported capital exceeds the “well-capitalized” requirements. Our ability to maintain our status as a financial holding company and to continue to operate Pinnacle Bank as we have in recent periods is dependent upon a number of factors, including Pinnacle Bank qualifying as “well capitalized” and “well managed” under applicable prompt corrective action regulations and upon our qualifying on an ongoing basis as “well capitalized” and “well managed” under applicable Federal Reserve regulations.

Failure to meet regulatory capital standards could have a material adverse effect on our business, including damaging the confidence of customers in us, adversely impacting our reputation and competitive position and retention of key personnel. Any of these developments could limit our access to:

•brokered deposits;
•the Federal Reserve discount window;
•advances from the FHLB;
•capital markets transactions; and
•development of new financial services.

Failure to meet regulatory capital standards may also result in higher FDIC assessments. If we fall below guidelines for being deemed “adequately capitalized” the FDIC or Federal Reserve could impose restrictions on our activities and a broad range of regulatory requirements in order to effect “prompt corrective action.” The capital requirements applicable to us are in a process of continuous evaluation and revision in connection with actions of the Basel Committee, our regulators and the requirements of the Dodd-Frank Act. We cannot predict the final form, or the effects, of these regulations on our business, but among the possible effects are requirements that we slow our rate of growth or obtain additional capital which could reduce our earnings or dilute our existing shareholders.

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

Risks Relating to Our Securities

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

The trading price of the shares of our common stock and the depositary shares representing fractional interests in our Series B Preferred Stock and the value of our other securities will further depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, and future sales of our equity or equity-related securities. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation, as well as the loss of key employees.

Our ability to declare and pay dividends is limited.

While our board of directors has approved the payment of a quarterly cash dividend on our common stock since the fourth quarter of 2013 and approved the payment of the quarterly dividends on our Series B Preferred Stock (and underlying depositary shares) since issuance, there can be no assurance of whether or when we may pay dividends on our capital stock in the future. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors, including our and Pinnacle Bank’s capital levels. Moreover, our ability to pay dividends on our common stock is limited by the terms of our Series B Preferred Stock which provides that if we have not paid dividends on the Series B Preferred Stock for the most recently completed dividend period, then no dividend or distribution shall be declared, paid, or set aside for payment on shares of our common stock.

Our principal source of funds used to pay cash dividends on our common stock will be cash we may hold from time to time as well as dividends that we receive from Pinnacle Bank. Although Pinnacle Bank’s asset quality, earnings performance, liquidity and capital requirements will be taken into account before we declare or pay any future dividends on our capital stock, our board of directors will also consider our liquidity and capital requirements and our board of directors could determine to declare and pay dividends without relying on dividend payments from Pinnacle Bank.

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay and that Pinnacle Bank may declare and pay to us. For example, Federal Reserve regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed certain higher levels applying capital conservation buffers. In addition, the Federal Reserve has issued supervisory guidance advising bank holding companies to eliminate, defer or reduce dividends paid on common stock and other forms of capital, like the Series B Preferred Stock, where the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, the company’s prospective rate of earnings retention is not consistent with the company’s capital needs and overall current and prospective financial condition or the company will not meet, or is in danger of not meeting, minimum regulatory capital adequacy ratios. Recent supplements to this guidance reiterate the need for bank holding companies to inform their applicable reserve bank sufficiently in advance of the proposed payment of a dividend in certain circumstances.

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

We may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock, including in connection with acquisitions. We may sell these shares at prices below the then current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions (as we did in connection with our acquisition of BNC and our other recent acquisitions) or investments in fee-related or other businesses (as we did with BHG), which could also dilute shareholder ownership.

We have the ability under our current effective registration statement to issue shares of preferred stock. Further, our shareholders authorized our board of directors to issue up to 10,000,000 shares of preferred stock without any further action on the part of our shareholders, which is what we did when we issued the Series B Preferred Stock. We may determine that it is advisable, or we may encounter circumstances where we determine it is necessary, to issue additional shares of preferred stock, securities convertible into, exchangeable for, or that represent an interest in preferred stock, or preferred stock-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. Our board of directors is authorized to cause us to issue one or more classes or series of preferred stock from time to time without any action on the part of our shareholders, including issuing additional shares of our Series B Preferred Stock or additional depositary shares. Our board of directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over the Series B Preferred Stock with respect to dividends or upon our dissolution, liquidation or winding-up and other terms.

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

Unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred stock like the Series B Preferred Stock dividends are payable only when, as and if authorized and declared by our board of directors or a duly authorized committee of the board and as a Tennessee corporation, we are subject to restrictions on payments of dividends out of lawfully available funds as described elsewhere in this Annual Report on Form 10-K.

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

At December 31, 2020, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $129.0 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by Pinnacle Financial, and the accompanying subordinated debentures are senior to shares of Pinnacle Financial’s common stock and preferred stock. As a result, Pinnacle Financial must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock or preferred stock and, in the event of Pinnacle Financial’s bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial’s preferred stock, and thereafter its common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock or preferred stock.

Pinnacle Financial and Pinnacle Bank have issued subordinated indebtedness the holders of which have rights that are senior to those of Pinnacle Financial’s shareholders.

From time to time, Pinnacle Financial and Pinnacle Bank have issued, and in connection with the Avenue merger and BNC merger, assumed, subordinated notes. At December 31, 2020, Pinnacle Financial and Pinnacle Bank had an aggregate of $550.0 million of subordinated notes outstanding, not including the subordinated debentures issued in connection with our trust preferred securities. Moreover, the notes we have issued rank senior to shares of Pinnacle Financial’s common and preferred stock and Pinnacle Bank’s subordinated indebtedness is structurally senior to the rights of the holders of Pinnacle Financial’s common and preferred stock. In the event of any bankruptcy, dissolution or liquidation of Pinnacle Financial, these notes, along with Pinnacle Financial’s other indebtedness, would have to be repaid before Pinnacle Financial’s shareholders would be entitled to receive any of the assets of Pinnacle Financial.

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

The ratings agencies regularly evaluate Pinnacle Financial and Pinnacle Bank, and their ratings of our company and certain of our debt and equity securities are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will not receive adverse changes in our published ratings in the future, which could adversely affect the cost and other terms upon which we are able to obtain funding, and the way in which we are perceived in the capital markets. Actual or anticipated changes, or downgrades in our published credit ratings, including any announcement that our ratings are under review for a downgrade, could affect the market value and liquidity of our securities, increase our borrowing costs and negatively impact our profitability. Additionally, a downgrade of published credit rating of any particular security issued by us or our subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

Even though our common stock and the depositary shares underlying our Series B Preferred Stock are currently traded on the Nasdaq Stock Market’s Global Select Market, these shares, particularly the depositary shares, have less liquidity than many other stocks quoted on a national securities exchange.

The trading volume in our common stock and depositary shares on the Nasdaq Global Select Market has been relatively low when compared with larger companies listed on the Nasdaq Global Select Market or other stock exchanges. Although we have experienced increased liquidity in our stock, we cannot say with any certainty that a more active and liquid trading market for our common stock or depositary shares will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

We cannot predict the effect, if any, that future sales of our common stock or additional depositary shares in the market, or the availability of shares of common stock or depositary shares for sale in the market, will have on the market price of our common stock and depositary shares. We can give no assurance that sales of substantial amounts of common stock or depositary shares in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock or depositary shares to decline or impair our future ability to raise capital through sales of our common stock or additional depositary shares.

The market price of our common stock has fluctuated significantly, and may fluctuate in the future. These fluctuations may be unrelated to our performance. General market or industry price declines or overall market volatility in the future could adversely affect the price of our common stock or depositary shares, and the current market price may not be indicative of future market prices.

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

An investment in our common stock or depositary shares is not an insured deposit and is not guaranteed by the FDIC.

An investment in our common stock or depositary shares is not a bank deposit and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in our common stock or depositary shares is inherently risky for the reasons described herein and our shareholders will bear the risk of loss if the value or market price of our common stock or depositary shares is adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 150 Third Avenue South, Suite 900, Nashville, Tennessee. At December 31, 2020, we conducted branch banking operations in 114 offices in five states. These offices include both owned and leased facilities as follows:

State	Owned	Leased	Total
Tennessee	30	18	48
Georgia	—	1	1
North Carolina	28	8	36
South Carolina	10	10	20
Virginia	7	2	9
	75	39	114

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle Financial's common stock is traded on the Nasdaq Global Select Market under the symbol "PNFP" and has traded on that market since July 3, 2006. As of February 22, 2021, Pinnacle Financial had approximately 4,499 stockholders of record.

In connection with the settlement of income tax liabilities associated with the Company's equity compensation plans and pursuant to the common stock share repurchase program approved by the Pinnacle Financial board of directors and announced during the fourth quarter of 2018, Pinnacle Financial repurchased shares of its common stock during the quarter ended December 31, 2020 as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2020 to October 31, 2020	4,483	$39.23	—	—
November 1, 2020 to November 30, 2020	—	—	—	—
December 1, 2020 to December 31, 2020	—	—	—	—
Total	4,483	$39.23	—	—

(1) During the quarter ended December 31, 2020, 17,247 shares of restricted stock previously awarded to certain of our associates vested. We withheld 4,483 shares to satisfy tax withholding requirements associated with their vesting.

(2) On November 13, 2018, Pinnacle Financial announced that its board of directors authorized a share repurchase program for up to $100.0 million of Pinnacle Financial’s outstanding common stock that expired on March 31, 2020. On October 15, 2019, Pinnacle Financial's board of directors approved an additional $100.0 million share repurchase program that commenced upon the exhaustion of the original $100.0 million repurchase program. The additional share repurchase program expired on December 31, 2020, though it was suspended in March 2020 due to the uncertainty surrounding the COVID-19 pandemic and remained suspended until its expiration. Pinnacle Financial repurchased 1,015,039 shares of its common stock at an aggregate cost of $50.8 million in the quarter ended March 31, 2020. On January 19, 2021, the board of directors authorized a new share repurchase program for up to $125.0 million of Pinnacle Financial's outstanding common stock. The new share repurchase program is set to expire on March 31, 2022. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase programs do not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the programs may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements.

ITEM 6.  SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2020(1)	2019 (2)	2018	2017 (3)	2016 (4)(5)
Total assets	$34,932,860	$27,805,496	$25,031,044	$22,205,700	$11,194,623
Loans, net of unearned income	22,424,501	19,787,876	17,707,549	15,633,116	8,449,925
Allowance for credit losses	285,050	94,777	83,575	67,240	58,980
Total securities	4,615,040	3,728,991	3,277,968	2,536,045	1,323,797
Goodwill, core deposit and other intangible assets	1,862,147	1,870,941	1,853,282	1,864,712	566,698
Deposits and securities sold under agreements to repurchase	27,833,739	20,307,382	18,953,848	16,586,964	8,845,014
Advances from FHLB	1,087,927	2,062,534	1,443,589	1,319,909	406,304
Subordinated debt and other borrowings	670,575	749,080	485,130	465,505	350,768
Stockholders' equity	4,904,611	4,355,748	3,965,940	3,707,952	1,496,696

Statement of Operations Data:
Interest income	$1,021,042	$1,067,936	$946,717	$636,138	$363,609
Interest expense	199,254	301,794	210,375	92,832	38,615
Net interest income	821,788	766,142	736,342	543,306	324,994
Provision for credit losses	191,734	27,283	34,377	23,664	18,328
Net interest income after provision for credit losses	630,054	738,859	701,965	519,642	306,666
Noninterest income	317,840	263,826	200,870	144,904	121,003
Noninterest expense	576,536	505,148	452,887	366,560	236,285
Income before income taxes	371,358	497,537	449,948	297,986	191,384
Income tax expense	59,037	96,656	90,508	124,007	64,159
Net income	312,321	400,881	359,440	173,979	127,225
Preferred stock dividends	7,596	—	—	—	—
Net income available to common shareholders	304,725	400,881	359,440	173,979	127,225

Per Share Data:
Earnings per share available to common stockholders – basic	$4.04	$5.25	$4.66	$2.73	$2.96
Weighted average common shares outstanding – basic	75,376,489	76,364,303	77,111,372	63,760,578	43,037,083
Earnings per share available to common stockholders – diluted	$4.03	$5.22	$4.64	$2.70	$2.91
Weighted average common shares outstanding – diluted	75,654,385	76,763,903	77,449,917	64,328,189	43,731,992
Common dividends per share	$0.64	$0.64	$0.58	$0.56	$0.56
Preferred dividends per share	$16.88	$—	$—	$—	$—
Book value per common share	$61.80	$56.89	$51.18	$47.70	$32.28
Common shares outstanding at end of period	75,850,323	76,563,811	77,483,796	77,739,636	46,359,377

Performance Ratios:
Return on average assets	0.94%	1.52%	1.53%	1.02%	1.27%
Return on average stockholders' equity	6.57%	9.57%	9.37%	6.26%	9.47%
Net interest margin	2.97%	3.46%	3.68%	3.76%	3.70%
Net interest spread	2.72%	3.06%	3.35%	3.53%	3.46%
Noninterest income to average assets	0.98%	1.00%	0.85%	0.85%	1.21%
Noninterest expense to average assets	1.78%	1.91%	1.92%	2.15%	2.36%
Efficiency ratio	50.59%	49.05%	48.32%	53.26%	52.98%
Average loan to average deposit ratio	88.11%	97.78%	96.92%	95.14%	96.66%
Avg. interest-earning assets to avg. interest-bearing liabilities	136.60%	131.12%	132.69%	136.10%	139.39%
Average equity to average total assets ratio	14.33%	15.84%	16.29%	16.32%	13.40%
Dividend payout ratio	15.84%	12.24%	13.79%	20.00%	19.31%

(dollars in thousands, except per share data)	2020(1)	2019 (2)	2018	2017 (3)	2016 (4)(5)
Credit Quality Ratios:
Allowance for credit losses to nonaccrual loans	386.06%	153.85%	95.15%	117.00%	213.90%
Allowance for credit losses to total loans	1.27%	0.48%	0.47%	0.43%	0.70%
Nonperforming assets to total assets	0.25%	0.33%	0.41%	0.38%	0.30%
Nonperforming assets to total loans and other real estate	0.38%	0.46%	0.58%	0.55%	0.40%
Net loan charge-offs to average loans	0.18%	0.09%	0.11%	0.13%	0.21%

Capital Ratios(6):
Common equity Tier 1 capital	10.03%	9.70%	9.58%	9.14%	7.86%
Leverage	8.63%	9.08%	8.91%	8.65%	8.55%
Tier 1 capital	10.87%	9.70%	9.58%	9.14%	8.64%
Total capital	14.26%	13.21%	12.21%	12.01%	11.86%
(1)Information for the 2020 fiscal year includes adoption of FASB ASU 2016-13 on January 1, 2020 which introduces the current expected credit losses methodology which requires us to estimate all expected credit losses over the remaining life of our loan portfolio. The impact of the adoption of ASU 2016-13 is discussed throughout the remainder of this Annual Report on Form 10-K.
(2)Information for the 2019 fiscal year includes operations of Advocate Capital from its acquisition date of July 2, 2019.
(3)Information for the 2017 fiscal year includes the operation of BNC from its acquisition date of June 16, 2017 and reflects approximately 27.7 million shares of Pinnacle Financial Common Stock issued in connection with the BNC merger and approximately 3.2 million shares issued in connection with a public offering consummated in January 2017.
(4)Information for the 2016 fiscal year includes the operations of Avenue from its acquisition date of July 1, 2016 and reflects approximately 3.8 million shares of Pinnacle Financial Common Stock issued in connection with the Avenue merger.
(5)Information for the 2016 fiscal year includes our additional 19% membership interest in BHG which we acquired in March 2016 and reflects approximately 861,000 shares of Pinnacle Financial Common Stock issued in connection with the additional investment in BHG.
(6)Capital ratios are for Pinnacle Financial Partners, Inc.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2020 and 2019 and our results of operations for each of the years in the three-year period ended December 31, 2020. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

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

We have been intentional in our response to the COVID-19 pandemic to ensure strength in our balance sheet, including increases in liquidity and reserves. As a part of this intentional response, we conducted an extensive loan review and re-risk grading process in 2020. During the second quarter of 2020, we performed an in-depth review of all risk-graded loans greater than $1.0 million for which we had granted the borrower the ability to defer the payment of principal and/or interest for a period of up to 90 days following the COVID-19 outbreak. We also performed an in-depth review of all of our hotel and retail commercial real estate loans greater than $1.0 million regardless of their receipt of deferral. During the third quarter, our focus broadened to include the other segments of the portfolio that are risk rated that we did not re-risk grade during the second quarter. This extensive re-underwriting effort included our pass grade loans with exposures greater than $2.0 million and watch list, criticized or classified loans with exposures greater than $500,000. During the fourth quarter we performed a follow-up in depth review of hotel loans $1.0 million and greater, all non-pass grade exposures greater than $500,000 and a comprehensive review of loans with a low pass risk grade known to be impacted by the COVID-19 pandemic.

Additionally throughout 2020 and in response to the pandemic, we continued to adjust our business practices, including restricting employee travel, encouraging employees to work from home where possible, continuing drive-thru only service at certain of our locations with specific needs facilitated by appointment, implementing social distancing guidelines within our offices and by the launch of our pandemic response team, which continues to meet on a regular basis. Many of these measures remain in place due to the continued prevalence of the virus.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program ("PPP"), a program designed to aid small- and medium-sized businesses, sole proprietors and other self-employed persons through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight to 24 weeks of payroll and other costs to provide support to participating businesses and increase the ability of these businesses to retain workers. As of December 31, 2020, we had obtained approvals for approximately 15,000 clients totaling approximately $2.5 billion in approved loans. These loans are fully guaranteed by the SBA, carry a term of two or five years, dependent on the date originated, and a 1.0% annualized interest rate. Inclusive of fees from the SBA, our yield on PPP loans in 2020 was 3.46%. Forgiveness of these loans by the SBA began late in the third quarter. As of December 31, 2020, approximately 5,600 applications amounting to $953.8 million from Pinnacle borrowers had been submitted to the SBA for forgiveness and 3,000 of those applications amounting to $460.1 million had been approved for forgiveness with the remainder pending a response from the SBA. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act ("Coronavirus Relief Act") was signed into law. It contains significant additional relief programs, including the authorization of a second round of PPP. As of February 19, 2021, under the second round of PPP, we had received approximately 7,000 applications amounting to approximately $832 million with approximately 4,800 applications approved and funded amounting to approximately $568.5 million. We believe that we will be just as effective in this round as the first round in assisting the small businesses in our markets that continue to be impacted by the pandemic, though we expect to make fewer PPP loans given the smaller scale and reach of the second round.

As a result of the pandemic, we also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers. This program allowed for a deferral of principal and/or interest payments for 90 days, which may have been extended for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. For borrowers requiring a longer-term modification following the short-term loan modification program, we worked with eligible borrowers to modify such loans under Section 4013 of the CARES Act. The outstanding balance at December 31, 2020 of loans which have received such modifications was approximately $825.6 million.

We believe our response to the pandemic has allowed and continues to allow us to appropriately support our associates and clients and their communities. The COVID-19 pandemic along with the implementation of CECL contributed to an increased provision for credit losses in 2020 and an extended duration of economic disruption resulting from the virus could lead to increased net charge-offs and continued elevated levels of provisioning expense. We continue to monitor the impact of COVID-19, the broad distribution, administration, efficacy and public acceptance of COVID-19 vaccines, the effects of the CARES Act and Coronavirus Relief Act and the prospects for additional fiscal stimulus programs closely; however, the extent to which each will impact our operations and financial results in 2021 remains uncertain, particularly given the speed and unpredictable nature with which the pandemic is developing and evolving.

Overview

General.  Our fully diluted net income per common share for the year ended December 31, 2020 was $4.03 compared to fully diluted net income per common share of $5.22 and $4.64 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2020, loans had increased by $2.6 billion as compared to December 31, 2019, with a portion of this increase due to PPP loans.

Results of operations.  Our net interest income increased to $821.8 million for 2020 compared to $766.1 million for 2019 and $736.3 million for 2018. The increase in 2020 as compared to 2019 was largely the result of lower cost of funds, the impact of both interest and fees related to PPP, our building of additional liquidity in response to the economic uncertainty resulting from the COVID-19 pandemic and organic loan growth during the comparable periods. The increase in 2019 as compared to 2018 was largely the result of organic loan growth.

Net interest income in 2020 and 2019 was affected by a reduction in our net interest spread. The net interest margin (the ratio of net interest income to average earning assets) for 2020 was 2.97% compared to 3.46% and 3.68% for 2019 and 2018, respectively.

Our provision for credit losses was $191.7 million for 2020 compared to $27.3 million in 2019 and $34.4 million in 2018. The primary drivers of the increase in provision expense during the year ended December 31, 2020 when compared to the same period in 2019 were the economic impact of the COVID-19 pandemic and our adoption of FASB ASU 2016-13 on January 1, 2020. ASU 2016-13, which introduces the current expected credit losses (CECL) methodology, requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Provision expense for the year ended December 31, 2019 when compared to the comparable period in 2018 was primarily impacted by organic loan growth in our loan portfolio and by our internal assessment of the credit quality of the loan portfolio which included charge offs of certain loans. Contributing to provision expense in all periods were net charge-offs which were $39.4 million during 2020 compared to $16.1 million in 2019 and $18.0 million in 2018. The increase in net charge-offs in 2020 was in large part the result of charge-offs related to credits to borrowers whose businesses are in sectors which have been highly impacted by the COVID-19 pandemic.

At December 31, 2020, our allowance for credit losses as a percentage of total loans, inclusive of PPP loans, was 1.27% compared to 0.48% at December 31, 2019. Excluding PPP loans of $1.8 billion, our allowance for credit losses as a percentage of total loans at December 31, 2020 was 1.38%. The increase in the allowance for credit losses is largely the result of the implementation of CECL on January 1, 2020, which resulted in an adjustment to the opening balance of the allowance for credit losses of $38.1 million, and increased provisioning during the year ended December 31, 2020 due to the economic impact of the COVID-19 pandemic. The increase in the opening balance upon the implementation of CECL is partially attributable to a change in the treatment of acquired loans. Prior to the adoption of CECL, acquired loans required an allowance only if estimated credit losses exceeded the remaining purchase accounting fair value discounts. Under CECL, an allowance for credit losses is recognized for all loans without regard to fair value discounts. Also contributing to the increase in the opening balance upon adoption was an overall increase in reserve rates under CECL due to the estimation of all expected credit losses over the remaining contractual life of the portfolio rather than only probable incurred losses as was required under the prior accounting standard. Our allowance for loan losses as a percentage of total loans increased from 0.47% at December 31, 2018 to 0.48% at December 31, 2019. The increase in the allowance as a percentage of total loans between the years ended 2019 and 2018 is primarily attributable to provision expense related to organic loan growth.

Noninterest income for 2020 compared to 2019 increased by $54.0 million, or 20.5%. Noninterest income for 2019 compared to 2018 increased by $63.0 million, or 31.3%. The growth in noninterest income for 2020 compared to 2019 was in large part attributable to gains on mortgage loans sold, net, which increased by $35.7 million for the year ended December 31, 2020 as compared to 2019 primarily due to the favorable interest rate environment and housing markets in our markets in 2020 as well as our increased number of mortgage originators in the respective periods. These gains on mortgage loans sold, net, were offset in part by a decrease in income from our equity method investment in Bankers Healthcare Group, LLC (BHG) of $6.6 million, or 7.3%, during the year ended December 31, 2020 compared to the same period in the prior year. Additionally, positively impacting noninterest income were wealth management revenues of $56.1 million for the year ended December 31, 2020 compared to $47.7 million for the same period in the prior year as well as $986,000 in net gains on sales of securities during the year ended December 31, 2020 compared to $5.9 million in net losses on sales of securities during 2019. Other noninterest income, which is the result of fee revenue lines of business other than those noted above, increased during the year ended December 31, 2020 by $12.1 million when compared to the same period in the prior year. The increase in noninterest income from 2019 to 2018 was largely due to an increase in income from our investment in BHG, which was $90.1 million for the year ended December 31, 2019 compared to $51.2 million for the year ended December 31, 2018. Additionally, increased transaction accounts and increased production in our fee-based products such as investments, insurance and trust, each resulting primarily from organic growth, contributed to increased noninterest income in 2019 compared to 2018. Noninterest income was also impacted during the year ended December 31, 2019 by $5.9 million in net losses on the sale of investment securities compared to $2.3 million in net losses on the sale of investment securities in 2018 as we sought to restructure a portion of our securities portfolio in each period in preparation for anticipated changes in the yield curve during those periods.

Noninterest expense for 2020 compared to 2019 increased by $71.4 million, or 14.1%. Impacting noninterest expense for the year ended December 31, 2020 as compared to 2019 was the $21.1 million increase in salaries and employee benefits. The change in salaries and employee benefits was primarily the result of annual merit increases awarded in the first quarter of 2020 and an increase in our associate base in 2020 versus 2019 offset, in part, by the reduction of our annual cash incentive plan accrual due to the adverse impact of COVID-19 and the adoption of CECL on diluted EPS, one of the performance metrics in our annual cash incentive plan, during 2020. We also incurred reduced incentive expense associated with our performance-based equity awards we have previously awarded, as the negative impact of COVID-19 and the adoption of CECL on our results negatively impacted our return on average tangible assets, the performance metric applicable to these equity awards. Also impacting noninterest expense during the year ended December 31, 2020 were $12.1 million in lending-related costs related to an increase in our off-balance sheet reserves largely due to the impact of the COVID-19 pandemic on expected credit losses under CECL, $15.2 million in FHLB restructuring charges and $4.7 million in hedge termination charges.

Noninterest expense for 2019 compared to 2018 increased by $52.3 million, or 11.5%. The majority of the increase was attributable to salaries and employee benefits expense which increased $41.7 million, primarily resulting from annual merit increases awarded in the first quarter of 2019 as well as the increase in our associate base with our continued hiring of experienced bankers throughout our footprint during the period. Expenses associated with our annual cash incentive plan were also higher in 2019 than in 2018 as we paid out incentives at 120% of target as compared to target-level payouts in 2018. We also realized increases in equipment and occupancy costs of $10.3 million in 2019 versus 2018. This change was in part due to a $3.2 million non-cash impairment charge incurred during the second quarter of 2019 related to the consolidation of five offices across our footprint. Additionally, we experienced increased expenses associated with technology improvements to enhance our infrastructure during the comparable periods and expect to incur additional costs in future periods as we continue to enhance our technology infrastructure.

During 2020 and 2019, we incurred no merger-related expenses compared to $8.3 million during 2018 as we finalized the acquisition, cultural and technological integration of BNC Bancorp and its wholly owned bank subsidiary, Bank of North Carolina (together, BNC).

The number of full-time equivalent employees increased from 2,297.0 at December 31, 2018 to 2,487.0 at December 31, 2019 and 2,634.0 at December 31, 2020.

During the three years ended December 31, 2020, 2019 and 2018, we recorded income tax expense of $59.0 million, $96.7 million and $90.5 million, respectively. Our tax expense for the year ended December 31, 2020 was impacted by the adoption of CECL and the provision for credit losses recorded in response to the COVID-19 pandemic. Our effective tax rate for the years ended December 31, 2020, 2019 and 2018, was 15.9%, 19.4% and 20.1%, respectively.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 50.6%, 49.1%, and 48.3% for the three years ended December 31, 2020, 2019 and 2018, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the year ended December 31, 2020 compared to the same period in 2019 and in 2019 as compared to 2018 were both positively and negatively impacted by the changes to noninterest expense, net interest income and noninterest income discussed above.

Net income for 2020 was $312.3 million compared to $400.9 million in net income in 2019 and $359.4 million in net income for 2018. Net income available to common shareholders for 2020 was $304.7 million compared to $400.9 million in 2019 and $359.4 million in 2018. The presentation of net income available to common shareholders was required following the issuance of 9.0 million depositary shares, each representing a 1/40th interest in a share of our 6.75% fixed rate non-cumulative, perpetual preferred stock, Series B (Series B Preferred Stock) in the second quarter of 2020. Fully-diluted net income per common share was $4.03 for 2020 compared to $5.22 for 2019 and $4.64 for 2018. Net income in 2020 was primarily impacted by the increased provision expense incurred during 2020. Fully-diluted net income per common share in 2020 was also impacted by the dividends paid on the Series B Preferred Stock. Additionally, positively impacting fully-diluted net income per common share in each of the years ended 2020, 2019 and 2018 were organic growth and the share repurchase programs effective during such periods.

Financial Condition.  Our loan balances increased by $2.6 billion, or 13.3 percent, during 2020 as compared to 2019 and $2.1 billion, or 11.7 percent, as compared to 2018. Contributing to increased loan volumes during 2020, were $1.8 billion of loans, as of December 31, 2020, issued through the SBA's PPP. The remainder of the increase is primarily the result of loans made to borrowers that principally operate or are located in our core markets that were made prior to the COVID-19 pandemic, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company. The increase in our outstanding loan balances during 2019 was largely due to the continued economic growth in our core markets, increases in the number of relationship managers, primarily in our commercial lending program, and increased focus on attracting new customers to our company.

Total deposits increased from $20.2 billion at December 31, 2019 to $27.7 billion at December 31, 2020, an increase of $7.5 billion, or 37.3%. Deposit growth during the period was likely aided by our clients' need to build liquidity going into the COVID-19 pandemic and a shift by our clients to move funds into deposit accounts that they perceive as less risky during the pandemic, but was also due in part to our increasing levels of on-balance sheet liquidity and intentional emphasis on gathering low-cost core deposits during 2020. Within our deposits, the ratio of core funding to total deposits increased from 76.2% at December 31, 2019 to 79.5% at December 31, 2020.

We believe we have hired experienced relationship managers that have significant client portfolios and longstanding reputations within the communities we serve. As such, we believe they will attract more relationship managers to our firm as well as loans and deposits from new and existing small-and middle-market clients particularly if the economies in our principal markets continue to expand.

Capital and Liquidity.  At December 31, 2020 and 2019, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. From time to time, we may be required to support the capital needs of our bank subsidiary. At December 31, 2020, we had approximately $275.9 million of cash at the holding company which could be used to support our bank.

Net proceeds from the offering of our 9.0 million depositary shares, each representing a 1/40th interest in a share of our Series B Preferred Stock, after underwriting discounts and offering expenses payable by us were approximately $217.1 million. The net proceeds were retained at Pinnacle Financial and are available to support our capital needs and other obligations, including payments related to our outstanding indebtedness, to support the capital needs and other obligations of our bank and for other general corporate purposes. Additionally, we believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as the $300 million subordinated debt offering issued during the third quarter of 2019 or entering into a new revolving credit facility with another financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

On November 13, 2018, we announced that our board of directors authorized a share repurchase program for up to $100.0 million of our outstanding common stock and on October 15, 2019, the board approved an additional $100.0 million of repurchase authorization. The initial repurchase program expired on March 31, 2020 and the additional $100.0 million authorization expired on December 31, 2020, though it had been suspended since the end of the first quarter of 2020 due to uncertainty surrounding the pandemic. Between November 13, 2018 and December 31, 2019, we repurchased approximately 1.5 million shares of our common stock at an aggregate cost of $82.1 million pursuant to these authorizations. During the quarter ended March 31, 2020, we repurchased approximately 1.0 million shares of our common stock at an aggregate cost of $50.8 million. Our last purchase of shares of our common stock occurred on March 19, 2020. On January 19, 2021, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program will remain in effect through March 31, 2022.

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

Allowance for Credit Losses - Loans - As described below under "Recently Adopted Accounting Pronouncements" in Note 1 Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K, we adopted FASB ASC 326 effective January 1, 2020, which requires the estimation of an allowance for credit losses in accordance with the CECL methodology. Our management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

The allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics. We have identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:

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
•Commercial and industrial loans - Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows. Loans granted under the PPP, which are fully guaranteed by the SBA, are included in this category.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification. Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

For commercial real estate, consumer real estate, construction and land development, and commercial and industrial loans, we primarily utilize a probability of default (PD) and loss given default (LGD) modeling approach. These models utilize historical correlations between default experience and certain macroeconomic factors as determined through a statistical regression analysis. All loan segments modeled using this approach consider changes in the national unemployment rate. In addition to the national unemployment rate, gross domestic product and the three month treasury rate are considered for owner occupied commercial real estate, the commercial real estate price index and the five year treasury rate are considered for construction loans, and the three month treasury rate is considered for commercial and industrial loans. Projections of these macroeconomic factors, obtained from an independent third party, are utilized to predict quarterly rates of default based on the statistical PD models. Adjustments are made to predicted default rates as considered necessary for each loan segment based on other quantitative and qualitative information not utilized as a direct input into the statistical models. The resulting predicted quarterly default rates are then applied to the estimated future exposure at default (EAD), as determined based on contractual amortization terms and estimated prepayments. An estimated LGD, determined based on historical loss experience, is applied to the quarterly defaulted balances for each loan segment to estimate future losses of the loan's amortized cost.

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by management and are dependent on the current economic environment among other factors. Upon implementation of CECL on January 1, 2020 and at December 31, 2020, a reasonable and supportable period of eighteen months was utilized for all loan segments, followed by a twelve month straight line reversion to long term averages.

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

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. Individual evaluations are generally performed for loans greater than $1.0 million which have experienced significant credit deterioration. Such loans are evaluated for credit losses based on either discounted cash flows or the fair value of collateral. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral, less selling costs. For loans for which foreclosure is not probable, but for which repayment is expected to be provided substantially through the operation or sale of the collateral, we have elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, with selling costs considered in the event sale of the collateral is expected. Loans for which terms have been modified in a troubled debt restructuring (TDR) are evaluated using these same individual evaluation methods. In the event the discounted cash flow method is used for a TDR, the original interest rate is used to discount expected cash flows.

In assessing the adequacy of the allowance for credit losses, We consider the results of our ongoing independent loan review process. We undertake this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, independent internal loan reviewers and reviews that may have been conducted by third-party reviewers including regulatory examiners. We incorporate relevant loan review results in the allowance.

In accordance with CECL, losses are estimated over the remaining contractual terms of loans, adjusted for prepayments. The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation at the reporting date that a TDR will be executed or such renewals, extensions or modifications are included in the original loan agreement and are not unconditionally cancellable by us.

Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums, deferred loan fees and costs and accrued interest receivable. Accrued interest receivable is presented separately on the balance sheets and as allowed under ASU 2016-13 is excluded from the tabular loan disclosures in Note 5. Loans and Allowance for Credit Losses in the notes to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K..

While policies and procedures used to estimate the allowance for credit losses, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators, model validators and internal audit, they are necessarily approximate and imprecise. There are factors beyond our control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for credit losses.

Impairment of Goodwill - Goodwill is evaluated for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired as described in ASC 350, Intangibles — Goodwill and Other, and amended by ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, adopted on January 1, 2020. This standard provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity performs a qualitative assessment and determines it is necessary, or if a qualitative assessment is not performed, the entity is required to perform a one-step test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If, based on a qualitative assessment, an entity determines that the fair value of a reporting unit is more than its carrying amount, the one-step quantitative goodwill impairment test is not required.

We performed a qualitative assessment as of September 30, 2020, our annual assessment date, by examining changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in the share price of our common stock. The results of the qualitative assessment indicated that a one-step quantitative goodwill impairment test should be performed. The results of the quantitative impairment test, performed by an independent third party, indicated that the estimated fair value of the sole reporting unit exceeded its carrying value amount at September 30, 2020 and, therefore, no goodwill impairment was recorded.

Should our common stock experience a sustained price decline or other impairment indicators become known, additional impairment testing of goodwill may be required. Should it be determined in a future period that goodwill has become impaired, then a charge to earnings will be recorded in the period such determination is made. While we believe that the assumptions utilized in our testing were appropriate, they may not reflect actual outcomes that could occur.  Specific factors that could negatively impact the assumptions used include the following: a change in the control premium being realized in the market or a meaningful change in the number of mergers and acquisitions occurring; the amount of expense savings that may be realized in an acquisition scenario; significant fluctuations in our asset/liability balances or the composition of our balance sheet; a change in the overall valuation of the stock market, specifically bank stocks; performance of Southeast U.S. Banks; and our performance relative to peers.  Changing these assumptions, or any other key assumptions, could have a material impact on the amount of goodwill impairment, if any.

Results of Operations

The following is a summary of certain financial information as of or for the year ended December 31, 2020, 2019 and 2018 (dollars in thousands, except per share data):

	Years ended December 31,		2020 - 2019 Percent Increase (Decrease)	Year ended December 31,	2019 - 2018 Percent Increase (Decrease)
	2020	2019		2018
Income Statement:
Interest income	$1,021,042	$1,067,936	(4.4)%	$946,717	12.8%
Interest expense	199,254	301,794	(34.0)%	210,375	43.5%
Net interest income	821,788	766,142	7.3%	736,342	4.1%
Provision for credit losses	191,734	27,283	602.8%	34,377	(20.6)%
Net interest income after provision for credit losses	630,054	738,859	(14.7)%	701,965	5.3%
Noninterest income	317,840	263,826	20.5%	200,870	31.3%
Noninterest expense	576,536	505,148	14.1%	452,887	11.5%
Net income before income taxes	371,358	497,537	(25.4)%	449,948	10.6%
Income tax expense	59,037	96,656	(38.9)%	90,508	6.8%
Net income	312,321	400,881	(22.1)%	359,440	11.5%
Preferred stock dividends	7,596	—	NA	—	NA
Net income available to common shareholders	$304,725	$400,881	(24.0)%	$359,440	11.5%
Per Share Data:
Basic net income per common share	$4.04	$5.25	(23.0)%	$4.66	12.7%
Diluted net income per common share	$4.03	$5.22	(22.8)%	$4.64	12.5%
Performance Ratios:
Return on average assets (1)	0.94%	1.52%	(38.2)%	1.53%	(0.7)%
Return on average shareholders' equity (2)	6.57%	9.57%	(31.3)%	9.37%	2.1%
Return on average common shareholders' equity (3)	6.76%	9.57%	(29.4)%	9.37%	2.1%
Balance Sheet:
Loans, net of allowance for credit losses	$22,139,451	$19,693,099	12.4%	$17,623,974	11.7%
Deposits	$27,705,575	$20,181,028	37.3%	$18,849,107	7.1%
(1) Return on average assets is the result of net income available to common shareholders for the reported period, divided by average assets for the period.
(2) Return on average shareholders' equity is the result of net income available to common shareholders for the reported period, divided by average stockholders' equity for the period.
(3) Return on average common shareholders' equity is the result of net income available to common shareholders for the reported period, divided by average common shareholders' equity for the period.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our revenues. For the year ended December 31, 2020, we recorded net interest income of approximately $821.8 million, which resulted in a net interest margin of 2.97%. For the year ended December 31, 2019, we recorded net interest income of approximately $766.1 million, which resulted in a net interest margin of 3.46%. For the year ended December 31, 2018, we recorded net interest income of approximately $736.3 million, which resulted in a net interest margin of 3.68%. The increases in net interest income in 2020 as compared to 2019 were largely the result of lower funding costs due to a decline in short-term interest rates, the impact of both interest and fees from the PPP and our acquisition of additional on-balance sheet liquidity in response to the economic uncertainty resulting from the COVID-19 pandemic as well as organic loan growth during the comparable period offset in part by yield compression in our earning asset portfolio. The increases in net interest income in 2019 as compared to 2018 were attributable to organic growth in our loan portfolio and changes in the interest rates we receive on interest earning assets offset in part by increases in the volume and the rates we pay on deposits and our other funding sources.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2020 (in thousands):

	2020			2019			2018
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1) (2)	$21,824,841	$919,744	4.30%	$18,847,104	$955,388	5.17%	$16,899,738	$850,472	5.09%
Securities:
Taxable	2,136,437	35,663	1.67%	1,791,663	46,649	2.60%	1,804,958	48,192	2.67%
Tax-exempt (2)	2,114,277	58,867	3.35%	1,680,758	51,138	3.62%	1,202,143	35,995	3.58%
Federal funds sold and other	2,586,298	6,768	0.26%	631,331	14,761	2.34%	518,923	12,058	2.32%
Total interest-earning assets	28,661,853	1,021,042	3.67%	22,950,856	1,067,936	4.78%	20,425,762	946,717	4.71%
Nonearning assets:
Intangible assets	1,867,007			1,859,548			1,859,183
Other nonearning assets	1,805,677			1,624,750			1,269,083
	$32,334,537			$26,435,154			$23,554,028
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	4,602,683	19,542	0.42%	3,236,907	36,901	1.14%	3,064,328	28,767	0.94%
Savings and money market	9,623,790	45,364	0.47%	7,557,265	104,138	1.38%	6,994,938	73,431	1.05%
Time deposits	4,162,523	70,641	1.70%	3,978,688	90,602	2.28%	3,070,071	48,845	1.59%
Total interest-bearing deposits	18,388,996	135,547	0.74%	14,772,860	231,641	1.57%	13,129,337	151,043	1.15%
Securities sold under agreements to repurchase	150,118	350	0.23%	117,518	570	0.49%	129,899	588	0.45%
Federal Home Loan Bank advances	1,750,578	33,135	1.89%	2,055,365	43,675	2.12%	1,663,968	34,174	2.05%
Subordinated debt and other borrowings	692,169	30,222	4.37%	557,387	25,908	4.65%	470,189	24,570	5.23%
Total interest-bearing liabilities	20,981,861	199,254	0.95%	17,503,130	301,794	1.72%	15,393,393	210,375	1.37%
Noninterest-bearing deposits	6,380,155	—	0.00%	4,503,134	—	0.00%	4,305,942	—	0.00%
Total deposits and interest- bearing liabilities	27,362,016	199,254	0.73%	22,006,264	301,794	1.37%	19,699,335	210,375	1.07%
Other liabilities	337,855			241,935			18,281
Stockholders' equity	4,634,666			4,186,955			3,836,412
	$32,334,537			$26,435,154			$23,554,028
Net interest income		$821,788			$766,142			$736,342
Net interest spread (3)			2.72%			3.06%			3.35%
Net interest margin (4)			2.97%			3.46%			3.68%
(1)Average balances of nonperforming loans are included in average loan balances.
(2)Yields computed on tax-exempt instruments on a tax equivalent basis and include $29.9 million, $29.0 million and $16.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3)Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2020 would have been 2.94% compared to a net interest spread for the years ended December 31, 2019 and 2018 of 3.41% and 3.65%, respectively.
(4)Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

For the year ended December 31, 2020, our net interest spread was 2.72%, while the net interest margin was 2.97% compared to a net interest spread of 3.06% for the year ended December 31, 2019 and 3.35% for the year ended December 31, 2018, and a net interest margin of 3.46% and 3.68%, respectively.

Our net interest margin for the year end December 31, 2020 reflects the impact of PPP loans and the firm's acquisition of additional on-balance sheet liquidity as noted above, the decline in short-term interest rates, declining levels of positive impact from purchase accounting and the competitive rate environments for loans and deposits in our markets. More specifically, our net interest margin was negatively impacted by yield compression in our earning asset portfolio due to a declining macroeconomic interest rate environment, which included a 150 basis points reduction in the federal funds rate in March 2020. This decrease was offset somewhat by a decrease in funding costs.

During the year ended December 31, 2020, our earning asset yield decreased by 111 basis points and 104 basis points from the years ended December 31, 2019 and 2018, respectively, while total funding rates decreased by 64 basis points and 34 basis points compared to the years ended December 31, 2019 and 2018, respectively.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Pricing for creditworthy borrowers and meaningful depositors is very competitive in our markets and this competition has adversely impacted, and may continue to adversely impact, our margins. We believe this challenging competitive environment will continue into 2021 even during a time of economic uncertainty due to COVID-19. We also expect the positive impact of purchase accounting on our net interest income will lessen in future periods, which will negatively affect our net interest margin in 2021. We have sought to mitigate much of the negative impact that reductions in short-term interest rates would have on our net interest margin through restructuring a portion of our investment securities portfolio, purchasing loan interest rate floors, and unwinding fixed-to-floating loan interest rate swaps. Those tactics have benefited us during this recent period of falling short-term interest rates. However, our net interest margin could be additionally impacted if we are not able to continue to lower deposit rates at a pace necessary to offset declines in our earning asset yields. We determined in 2020 that holding elevated levels of on-balance sheet liquidity is a prudent response to the COVID-19 pandemic. This strategy has and will continue to negatively impact the net interest margin until on-balance sheet liquidity returns to more normalized levels. We seek to fund increased loan volumes by growing our core deposits, but will utilize non-core funding to fund shortfalls, if any. To the extent that our dependence on non-core funding sources increases during 2021, our net interest margin would likely be negatively impacted as we may not be able to reduce the rates we pay on these deposits as quickly as we can on core deposits.

Rate and Volume Analysis. Net interest income increased by $55.6 million between the years ended December 31, 2020 and 2019 and by $29.8 million between the years ended December 31, 2019 and 2018. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2020 Compared to 2019 Increase (decrease) due to			2019 Compared to 2018 Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$(183,970)	$148,326	$(35,644)	$9,795	$95,121	$104,916
Securities:
Taxable	(18,595)	7,609	(10,986)	(1,226)	(317)	(1,543)
Tax-exempt	(5,940)	13,669	7,729	(662)	15,805	15,143
Federal funds sold	(21,125)	13,132	(7,993)	100	2,603	2,703
Total interest-earning assets	(229,630)	182,736	(46,894)	8,007	113,212	121,219

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	(29,963)	12,604	(17,359)	6,325	1,809	8,134
Savings and money market	(79,763)	20,989	(58,774)	23,967	6,740	30,707
Time deposits	(23,629)	3,668	(19,961)	24,489	17,268	41,757
Total deposits	(133,355)	37,261	(96,094)	54,781	25,817	80,598
Securities sold under agreements to repurchase	(351)	131	(220)	40	(58)	(18)
Federal Home Loan Bank advances	(4,412)	(6,128)	(10,540)	1,324	8,177	9,501
Subordinated debt and other borrowings	(1,749)	6,063	4,314	(2,936)	4,274	1,338
Total interest-bearing liabilities	(139,867)	37,327	(102,540)	53,209	38,210	91,419
Net interest income	$(89,763)	$145,409	$55,646	$(45,202)	$75,002	$29,800

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

Provision for Credit Losses. On January 1, 2020, we adopted FASB ASU 2016-13, which introduces the CECL methodology and requires us to estimate all expected credit losses over the remaining life of our loan and held-to-maturity securities portfolios. Accordingly, the provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. The provision for credit losses amounted to $191.7 million, $27.3 million and $34.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Provision expense is impacted by organic loan growth in our loan portfolio, our internal assessment of the credit quality of the loan portfolio, our expectations about future economic conditions and net charge-offs. The primary driver of the increase in provision for credit losses for the year ended December 31, 2020 was the economic impact of the COVID-19 pandemic. Our CECL model relies on recent historical and projected future macroeconomic conditions, including unemployment and GDP, as key inputs to estimate future credit losses. As a result, the deterioration in economic conditions resulting from COVID-19 has resulted in a significant increase in expected credit losses. Also contributing to the increase in provision expense in the current year when compared to the 2019 and 2018 comparable periods was an increase in net charge-offs, which totaled $39.4 million, $16.1 million and $18.0 million, respectively. The increase in net charge-offs in 2020 was in large part the result of charge-offs related to loans to borrowers who operate businesses in sectors which have been highly impacted by the COVID-19 pandemic.

Our allowance for credit losses reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses assessment methodology. At December 31, 2020, our allowance for credit losses as a percentage of total loans, inclusive of PPP loans, was 1.27%, up from 0.48% at December 31, 2019. Excluding PPP loans of $1.8 billion, the allowance for credit losses as a percentage of total loans was 1.38% at December 31, 2020. The increase in the allowance for credit losses is largely the result of the implementation of CECL on January 1, 2020, which resulted in an adjustment to the opening balance of the allowance for credit losses of $38.1 million, and increased provisioning expense during the year ended December 31, 2020 as discussed above.

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

The following is our noninterest income for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Years ended December 31,		2020 - 2019 Percent Increase (Decrease)	Year ended December 31,	2019 - 2018 Percent Increase (Decrease)
	2020	2019		2018
Noninterest income:
Service charges on deposit accounts	$34,282	$36,769	(6.8)%	$36,088	1.9%
Investment services	29,537	24,187	22.1%	21,985	10.0%
Insurance sales commissions	10,055	9,344	7.6%	9,331	0.1%
Gains on mortgage loans sold, net	60,042	24,335	146.7%	14,564	67.1%
Investment gains (losses) on sales, net	986	(5,941)	116.6%	(2,254)	(163.6)%
Trust fees	16,496	14,184	16.3%	13,143	7.9%
Income from equity method investment	83,539	90,111	(7.3)%	51,222	75.9%
Other noninterest income:
Interchange and other consumer fees	40,960	36,158	13.3%	28,720	25.9%
Bank-owned life insurance	18,784	17,361	8.2%	12,535	38.5%
Loan swap fees	4,568	4,758	(4.0)%	4,043	17.7%
SBA loan sales	5,579	4,933	13.1%	4,604	7.2%
Gain on other equity investments	1,072	2,789	(61.6)%	2,778	0.4%
Other noninterest income	11,940	4,838	146.8%	4,091	18.3%
Total other noninterest income	82,903	70,837	17.0%	56,771	24.8%
Total noninterest income	$317,840	$263,826	20.5%	$200,850	31.4%

The decrease in service charges on deposit accounts in 2020 compared to 2019 is primarily related to a reduction in analysis fees due to a decrease in the transaction volume of commercial checking accounts which we believe is the result of the COVID-19 pandemic. The increase in service charges on deposit accounts in 2019 compared to 2018 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts resulting from organic growth in this product.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the year ended December 31, 2020, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, were $29.5 million, compared to $24.2 million at December 31, 2019 and $22.0 million at December 31, 2018, reflecting increases in brokerage assets and year-over-year volatility of the stock market. At December 31, 2020, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $5.5 billion in brokerage assets compared to $4.6 billion and $3.8 billion at December 31, 2019 and 2018, respectively. Insurance commissions were approximately $10.1 million during 2020 compared to $9.3 million during 2019 and 2018. Additionally, at December 31, 2020, our trust department was receiving fees on approximately $3.3 billion and $1.7 billion of managed and custodied assets, respectively, compared to approximately $2.9 billion and $1.7 billion at December 31, 2019 and $2.1 billion and $1.5 billion at December 31, 2018. The growth in our wealth management businesses is attributable to additional revenue producers added to our wealth management groups, market volatility and the attractive markets in which we operate.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from period to period as the rate environment changes. Gains on mortgage loans sold, net, were $60.0 million, $24.3 million and $14.6 million, respectively, for the years ended December 31, 2020, 2019 and 2018. The increase in 2020 compared to 2019 and 2019 compared to 2018 is the direct result of the current interest rate environment which impacted volumes specifically with refinancing activity during the respective periods, an increase in the number of revenue producers in our mortgage group and the strong housing markets in which we operate. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. There is a positive correlation between the dollar amount of the mortgage pipeline and the value of this hedge. Therefore, the change in the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At December 31, 2020, the mortgage pipeline included $249.8 million in loans expected to close in 2021 compared to $124.2 million in loans at December 31, 2019 expected to close in 2020.

For the year ended December 31, 2020, investment gains (losses) on sales, net, represent a $986,000 net pre-tax gain we recognized upon the sale of $145.6 million of investment securities compared to a $5.9 million net pre-tax loss on the sale of $737.7 million of investment securities in 2019 and an $2.3 million net pre-tax loss on the sale of $169.9 million of investment securities in 2018 as we sought to restructure a portion of our securities portfolio in 2018 and 2019 in preparation for anticipated changes in the yield curve during those periods.

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

Income from this equity-method investment was $83.5 million for the year ended December 31, 2020 compared to $90.1 million and $51.2 million for the years ended December 31, 2019 and 2018, respectively. The decrease in 2020 compared to 2019 is the result of BHG recording increased allowance for loan losses for loans retained and recourse obligation reserves for loans sold through its network of bank purchasers in response to the COVID-19 pandemic. The increased level of contribution we have experienced from BHG in 2020 and 2019 when compared to 2018 reflects the positive results BHG has experienced as a result of enhancements to its business model, including its marketing efforts. Historically, BHG has sold the majority of the loans it originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. In the second half of 2019, BHG began retaining more loans on its balance sheet than historically had been the case in recent years. As a result of the economic disruption resulting from the COVID-19 pandemic, during 2020, BHG sold more loans through its auction platform than we had anticipated would be the case earlier in the year. As is the case for our business, the impact of the COVID-19 pandemic on BHG's business is not fully known at this point though we believe its business, including demand for its loans and losses it may incur as a result of borrowers experiencing financial difficulty, may be negatively impacted. In the third quarter of 2020, BHG completed its first securitization of approximately $160 million in notes backed by commercial and consumer loans on its balance sheet to provide an additional funding source. We anticipate that BHG will complete additional securitizations in the future.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets of $1.2 million, $1.9 million and $2.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, there were $7.6 million of these intangible assets that are expected to be amortized in lesser amounts over the next 15 years. Also included in income from equity-method investment, is accretion income associated with the fair value of certain of BHG's liabilities of $2.1 million, $2.6 million and $2.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, there were $2.7 million of these liabilities that are expected to be accreted into income in lesser amounts over the next six years.

During the years ended December 31, 2020, 2019 and 2018, respectively, Pinnacle Financial and Pinnacle Bank received $53.0 million, $51.3 million and $33.7 million in dividends in the aggregate from BHG. Dividends from BHG during such periods reduced the carrying amount of our investment in BHG, while earnings from BHG during such periods increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. During the year ended December 31, 2020, Pinnacle Bank purchased $100.0 million of loans from BHG at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.75% and 5.00% per annum. Pinnacle Bank purchased no loans from BHG during the years ended December 31, 2019 and 2018, respectively. Earnings from BHG are likely to fluctuate from period-to-period.

As our ownership interest in BHG is 49% and our representatives do not occupy a majority of the seats on BHG's board of managers, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity-method investment in noninterest income. For the year ended December 31, 2020, BHG reported $457.9 million in gross revenues, net of substitution losses of $90.6 million, compared to $366.5 million and $220.3 million, respectively, for the years ended December 31, 2019 and 2018, net of substitution losses of $53.1 million and $43.7 million, respectively.
Approximately $347.4 million, or 75.9%, of BHG's revenues for the year ended December 31, 2020 related to gains on the sale of commercial loans BHG had previously issued primarily to doctor, dentist and other medical practices compared to $291.1 million, or 79.4%, for the year ended December 31, 2019 and $175.8 million, or 79.8%, for the year ended December 31, 2018.  BHG refers to this activity as its core product. BHG typically funds these loans from cash reserves on its balance sheet. Subsequent to origination, these core product loans are sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan. The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model.

At December 31, 2020 and 2019, there were $3.7 billion and $2.5 billion, respectively, in core product loans previously sold by BHG that were actively serviced by BHG's network of bank purchasers. BHG, at its sole option, may also provide purchasers of these core product loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. This substitution is subject to the purchaser having adhered to the standards of its purchase agreement with BHG. Additionally, all substitutions are subject to the approval by BHG's board of managers. As a result, the reacquired loans are deemed purchase credit impaired and recorded on BHG's balance sheet at the net present value of the loan's anticipated cash flows. BHG will then initiate collection efforts and attempt to restore the reacquired loan to performing status. As a result, BHG maintained a liability as of December 31, 2020 and 2019 of $280.2 million and $118.0 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution. This liability represents 7.6% and 4.7%, respectively, of core product loans previously sold by BHG that remain outstanding as of December 31, 2020 and 2019, respectively. The increase in this liability for the year ended December 31, 2020 was principally the result of the economic disruption associated with the COVID-19 pandemic which adversely impacted physician and dental practices in a material manner, particularly at the outset of the pandemic.

BHG will maintain loans on its balance sheet for a period of time prior to sale or transfer to a purchaser. Alternatively, BHG may elect to keep certain loans on its balance sheet through maturity. From time to time, BHG may hold a higher volume of these loans depending upon the timing of loan originations, its loan pipeline and market demand as well as the deployment of its business strategy. As previously discussed, BHG beginning in 2019, realigned its business model to retain more of its originated loans on its balance sheet in the second half of 2019, though it has slowed that transition due to COVID-19. At December 31, 2020, BHG reported balance sheet loans totaling $1.0 billion compared to $669.8 million as of December 31, 2019. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At December 31, 2020 and 2019, BHG had $631.0 million and $316.7 million of secured borrowings associated with loans held for investment which did not qualify for sale accounting. Interest income and fees on loans held for investment amounted to $92.5 million, $60.6 million and $32.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

BHG also sometimes refers loans to other financial institutions and, based on an agreement with the institution, earns a fee for doing so. Typically, these are loans that BHG believes would either be classified as consumer-type loans rather than commercial loans, fail to meet the credit underwriting standards of BHG but another institution will accept the loans or are to borrowers in certain geographic locations where BHG has elected not to do business. For the years ended December 31, 2020, 2019 and 2018, BHG recognized fee income of $1.5 million, $2.3 million and $1.5 million, respectively, from these activities.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased during the year ended December 31, 2020 as compared to the same period in 2019 due to increased debit and credit card transactions period-over-period, likely due to increased remote commercial activity as a result of COVID-19, and increased loan fees primarily as a result of loan prepayments during 2020. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $18.8 million for the year ended December 31, 2020 compared to $17.4 million and $12.5 million for the years ended December 31, 2019 and 2018, respectively. During 2020, 2019 and 2018, we purchased $75.0 million, $110.0 million and $100.0 million, respectively, of new bank-owned life insurance policies. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. Loan swap fees decreased by $190,000 and increased by $525,000 during the year ended December 31, 2020 as compared to the same periods in 2019 and 2018, respectively, due primarily to a change in the volume of activity resulting from the then current interest rate environment. SBA loan sales are also included in other noninterest income and fluctuate based on the current market environment and therefore increased in 2020. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. Other other noninterest income fluctuated during the year ended December 31, 2020 as compared to the same periods in 2019 and 2018 due in large part to $3.9 million in policy benefits received during 2020 from our bank-owned life insurance policies as well as the $1.5 million loss on the sale of the high-yield automobile portfolio in the second quarter of 2019.

Noninterest Expense.   The following is our noninterest expense for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Years ended December 31,		2020 - 2019 Percent Increase (Decrease)	Year ended December 31,	2019 - 2018 Percent Increase (Decrease)
	2020	2019		2018
Noninterest expense:
Salaries and employee benefits:
Salaries	$215,542	$185,845	16.0%	$161,229	15.3%
Commissions	15,677	13,797	13.6%	12,644	9.1%
Cash and equity incentives	52,878	68,023	(22.3)%	53,990	26.0%
Employee benefits and other	50,386	45,694	10.3%	43,810	4.3%
Total salaries and employee benefits	334,483	313,359	6.7%	271,673	15.3%
Equipment and occupancy	88,475	84,582	4.6%	74,276	13.9%
Other real estate expense, net	8,555	4,228	102.3%	723	484.8%
Marketing and business development	10,693	13,251	(19.3)%	11,712	13.1%
Postage and supplies	7,819	8,144	(4.0)%	7,815	4.2%
Amortization of intangibles	9,793	9,908	(1.2)%	10,549	(6.1)%
Merger-related expenses	—	—	NA	8,259	(100.0)%
Other noninterest expense:
Deposit related expenses	24,392	17,017	43.3%	22,768	(25.3)%
Lending related expenses	40,784	24,573	66.0%	19,428	26.5%
Wealth management related expenses	2,053	1,986	3.4%	1,837	8.1%
Audit, exam and insurance expense	10,596	9,194	15.2%	7,791	18.0%
FHLB restructuring charges	15,168	—	100.0%	—	NA
Administrative and other expenses	23,725	18,906	25.5%	16,036	17.9%
Total other noninterest expense	116,718	71,676	62.8%	67,860	5.6%
Total noninterest expense	$576,536	$505,148	14.1%	$452,867	11.5%

The increase in total salaries and employee benefits expense in 2020 over 2019 and 2018 is primarily the result of an increase in the number of employees in 2020 over 2019 and 2018 and annual merit increases to base salaries offset in part by the reduction in expenses associated with our annual cash incentive plan as well as the reduction in stock-based compensation expense due to our performance during 2020 compared to 2019, each due to the effects of COVID-19 on our anticipated earnings and performance for the year ended December 31, 2020. At December 31, 2020, our associate base had expanded to 2,634.0 full-time equivalent associates as compared to 2,487.0 and 2,297.0 at December 31, 2019 and 2018, respectively, primarily resulting from our efforts to continue to hire experienced bankers and other associates throughout our footprint. We expect salary and benefit expenses will rise in 2021 compared to 2020 as we aim to return our focus to hiring experienced bankers in many of our markets, including the Atlanta market, as well as due to our increased associate base and annual merit increases given in the first quarter of each fiscal year. We also expect to continue to enhance the infrastructure around our operations to account for our increased size and geographic reach in 2021, which should also contribute to increased salary and benefit expenses.

Commissions expense represents compensation paid to our wealth management lines of business including investment services, trust, insurance and capital markets. Commissions expense for the year ended December 31, 2020 was 13.6% greater than in 2019 which was 9.1% greater than in 2018. The increase in 2020 as compared to 2019 and 2019 as compared to 2018 is primarily related to growth in our investment portfolio commissions as a result of increased activity in our wealth management lines of business and an increase in the number of wealth management associates. Commissions expense incurred related to the production of residential mortgages is recorded net of the related mortgage revenues.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our bank's non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our bank's associates participate in our equity compensation plans. Under the annual cash incentive plan as originally designed for 2020, the targeted level of incentive payments required achievement of a certain soundness threshold and a targeted level of, and average rate paid on, core deposits and earnings per share (subject to certain adjustments). To the extent that the soundness threshold is met and core deposit volumes and rates and earnings per share are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. In 2020, our cash incentives represented 65% of targeted incentive compensation compared to 120% in 2019 and 100% in 2018.

Cash incentives for 2020 totaled $33.9 million, compared to $46.8 million in 2019 and $36.4 million in 2018. The decrease in 2020 when compared to 2019 is the result of the impact of the COVID-19 pandemic on our anticipated earnings for the year ended December 31, 2020. As a result of our performance in 2020 the threshold for the plan's EPS target was not met, which resulted in a reduction in incentives earned under the annual cash incentive plan. In the third quarter of 2020, due to the effects of COVID-19 pandemic, the Human Resources and Compensation Committee of our board of directors approved an additional performance metric under the annual cash incentive plan tied to our adjusted pre-tax, pre-provision net revenue for the year ending December 31, 2020 (“PPNR”). Payouts for all participants based on the PPNR metric were between 15% and 25% of their targeted payouts under the plan at target and maximum performance levels. As a result of the addition of the PPNR performance metric, participants in the plan were able to earn a cash incentive payout under the plan based on the larger of the original plan metrics and the new PPNR performance metric and the original deposit volume and rate goals under the plan. The PPNR metric and the original deposit volume and rate goals were achieved at the maximum performance, resulting in payouts of 50% of the targeted payout; however, due to our results for 2020 and in consideration of the considerable effort our associates put forth during unusually difficult circumstances in 2020, the Human Resources and Compensation Committee approved an increase in the calculated award from 50 percent of target to 65 percent of target, which amounted to $6.8 million of additional expense in the fourth quarter of 2020. The increase in 2019 when compared to 2018 was primarily the result of the increase in the percentage of target of the payout from 100% in 2018 to 120% in 2019 as well as certain new associates that we had hired being able to participate in the annual cash incentive plan.

Also included in cash and equity incentives for the years ended December 31, 2020, 2019 and 2018 were approximately $12.1 million, $11.9 million and $12.0 million, respectively, of compensation expenses related to equity-based restricted share awards and approximately $6.6 million, $9.3 million and $5.7 million, respectively, of compensation expenses related to equity-based restricted share units with performance-based vesting criteria. We have not issued stock options since 2008. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. Our compensation expense associated with equity awards for the year ended December 31, 2020 decreased when compared to the same period in 2019 primarily as a result of the fact that our performance in 2020 was below the threshold level of return on average tangible assets necessary for the recipients of those awards to earn that the portion of our performance-based awards with performance periods linked to 2020 as a result of the pandemic. Though our return on average tangible assets for 2020 was below that level necessary for any of the performance units granted with performance metrics tied to 2020 to be earned, the Human Resources and Compensation Committee of our board of directors nonetheless approved the vesting of the target level of these awards for all of the recipients of these awards other than our named executive officers, who forfeited their awards tied to the 2020 performance period. In January 2021, the Human Resources and Compensation Committee of our board of directors approved modifications to the performance metrics applicable to the 2021 and 2022 performance periods of our performance units previously awarded. These modifications replaced the return on average tangible assets performance metrics with two equally weighted metrics – return on average tangible common equity and tangible book value per share accretion including the impact of common dividends. Performance awards granted in January 2021 also utilize these modified metrics, as well as a relative total shareholder return payout modifier. We expect that our compensation expense associated with performance-based equity awards for 2021 will likely exceed those levels that we recorded in 2020. Our compensation expense associated with equity awards with time-based vesting criteria increased in 2020 when compared to 2019 and 2019 compared to 2018 as a result of the increased number of associates in each of these periods.

Employee benefits and other expenses include costs associated with our 401k plan, health insurance, payroll taxes and contract labor. These expenses increased by $4.7 million in 2020 compared to 2019 which increased by $1.9 million when compared to 2018. The increase in 2020 as compared to 2019 and 2019 as compared to 2018 was primarily the result of the increase in full-time equivalent associates in each respective period.

Equipment and occupancy expense for the year ended December 31, 2020 was 4.6% greater than in 2019 which was 13.9% greater than in 2018. Included in the year ended December 31, 2019 increase was a $3.2 million non-cash impairment charge incurred during the second quarter of 2019 related to the consolidation of five offices across our footprint. Additionally, we experienced increased expenses associated with technology improvements to enhance the infrastructure of our firm during the comparable periods and expect to incur additional costs in future periods as we continue to enhance our cybersecurity and operational and technology infrastructure. We believe the number of our locations will increase over an extended period of time across our franchise and these expansions may lead to higher equipment and occupancy expenses as well as related increases in salaries and benefits expense.

Other real estate expense for the year ended December 31, 2020 was $8.6 million compared to $4.2 million in 2019 and $723,000 in 2018. The increase in 2020 as compared to 2019 was the result of write-downs of $8.4 million of previously foreclosed upon properties to market value based on updated appraisals obtained in the current year offset in part by a decline in property tax expenses associated with these properties. The increase in 2019 as compared to 2018 was primarily the result of a $2.4 million write-down in the second quarter of 2019 of facilities and land acquired in the BNC acquisition that previously had been held for potential expansion.

Marketing and business development expense for the year ended December 31, 2020 was 19.3% less than in 2019 which was 13.1% greater than in 2018. The primary source of the decrease in 2020 as compared to 2019 is related to the decrease of in-person business meetings and client meals and entertainment during 2020 as a result of the restrictions resulting from the COVID-19 pandemic. The primary source of the increases in 2019 as compared to 2018 is the associated marketing and business development expenses necessary to support the growth of our firm across our entire franchise in Tennessee, the Carolinas and Virginia.

Noninterest expense related to the amortization of intangibles was $9.8 million for the year ended December 31, 2020 compared to $9.9 million and $10.5 million for the years ended December 31, 2019 and 2018, respectively. The following table outlines our amortizing intangible assets, their initial valuations and their intangible lives as of December 31, 2020:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
CapitalMark	2015	$6.2	7	$0.3
Magna Bank	2015	3.2	6	0.1
Avenue	2016	8.8	9	2.2
BNC	2017	48.1	10	25.2
Book of Business Intangible:
Miller Loughry Beach Insurance	2008	1.3	20	0.2
CapitalMark	2015	0.3	16	0.1
BNC Insurance	2017	0.4	20	0.3
BNC Trust	2017	1.9	10	1.2
Advocate Capital	2019	13.6	13	10.4

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense related to these assets is estimated to decrease from $8.5 million per year to $4.8 million per year over the next five years with lesser amounts for the remaining amortization period.

No merger-related expenses were recorded during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, merger-related expenses of $8.3 million were incurred associated with our acquisition of BNC which occurred prior to that respective period. Merger-related expenses in 2018 included costs to finalize the cultural and technical integrations related to our acquisition of BNC and associate retention packages.

Total other noninterest expenses increased by $45.0 million to $116.7 million during 2020 when compared to 2019 and by $3.8 million to $71.7 million during 2019 when compared to 2018. Included in other noninterest expenses are deposit and lending related expenses, investment and trust sales expenses, audit, exam and insurance expense and administrative expenses. Deposit expenses increased by $7.4 million in 2020 when compared to 2019 and decreased by $5.8 million in 2019 when compared to 2018. The increase in 2020 when compared to 2019 was largely the result of increased FDIC assessment costs primarily due to the firm's increased asset base. The decrease in 2019 when compared to 2018 was largely related to reduced FDIC premiums, partially offset by an increase in volumes. Lending expenses increased by $16.2 million and $5.1 million, respectively, in 2020 when compared to 2019 and 2019 when compared to 2018. Lending expenses in 2020 include $12.1 million in off-balance sheet reserves impacted by our adoption of CECL and the effect that macroeconomic factors impacted by the COVID-19 pandemic had on our CECL models. The change in 2019 compared to 2018 was largely the result of increased volumes in 2019 as compared to 2018. Audit, exam and insurance expense is comprised of the fees associated with ongoing audit and regulatory exams of our operations as well as the cost of our corporate insurance. Increases in audit, exam and insurance expense in 2020 as compared to 2019 and 2018 is primarily related to increased regulation of our operations as a result of our increased asset size in each of the respective periods. Also included in other noninterest expense were $15.2 million in restructuring charges associated with our prepayment of $1.1 billion in FHLB advances during 2020. No FHLB restructuring charges were incurred in either 2019 or 2018. Administrative and other expenses increased by $4.8 million during 2020 when compared to 2019 and by $2.9 million during 2019 when compared to 2018. Included in the $4.8 million increase was $4.7 million of unrealized losses reclassified out of other comprehensive income (loss) into net income related to cash flow swaps with a notional amount of $99.0 million which were terminated on December 16, 2020. The increase in administrative and other expenses in 2020 and 2019 also in part resulted from franchise tax expense which increased $1.3 million in 2020 when compared to 2019 and by $1.1 million in 2019 when compared to 2018. The increased franchise tax expense is primarily the result our expanded tax base.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 50.6%, 49.1%, and 48.3% for the three years ended December 31, 2020, 2019 and 2018, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the year ended December 31, 2020 compared to the same period in 2019 was negatively impacted by the $15.2 million in FHLB restructuring charges and $4.7 million in hedge termination charges noted above. The efficiency ratio for the year ended December 31, 2019 compared to the same period in 2018 was negatively impacted by losses on the sale of our non-prime automobile portfolio. Other real estate expenses and net gains and losses on sales of securities negatively impacted our efficiency ratios in each of 2020, 2019 and 2018. The absence of merger-related expenses in 2020 and 2019 positively impacted our efficiency ratio in those periods when compared to 2018. Net income for 2020 was $312.3 million compared to $400.9 million in net income in 2019 and $359.4 million in net income for 2018. Fully-diluted net income per common share was $4.03 for 2020 compared to $5.22 for 2019 and $4.64 for 2018.

Income Taxes.  During the year ended December 31, 2020, we recorded income tax expense of $59.0 million compared to $96.7 million and $90.5 million in 2019 and 2018, respectively. Our effective income tax rate was 15.9%, 19.4% and 20.1%, respectively, for the years ended December 31, 2020, 2019 and 2018. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 26.14% primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust and municipal investment subsidiaries, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and tax savings from our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, certain merger-related expenses, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax rate in each period was impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in a tax benefit of $417,000, $1.0 million and $3.0 million, respectively, for the years ended December 31, 2020, 2019 and 2018, respectively.

Financial Condition

Our consolidated balance sheet at December 31, 2020 reflects an increase of $2.6 billion in outstanding loans to $22.4 billion and an increase of $7.5 billion in total deposits to $27.7 billion from December 31, 2019. Total assets were $34.9 billion at December 31, 2020 as compared to $27.8 billion at December 31, 2019. We acquired loans of $5.6 billion and deposits totaling $6.2 billion upon our acquisition of BNC in 2017. We acquired loans of $952.5 million and deposits totaling $966.7 million upon our acquisition of Avenue in 2016.

Loans.  The composition of loans at December 31 for each of the past five years and the percentage (%) of each segment to total loans are summarized as follows (dollars in thousands):

	2020		2019			2018		2017		2016
	Amount	Percent	Amount	Percent		Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate:
Owner-occupied	$2,802,227	12.5%	$2,669,766	13.5%		$2,653,433	14.9%	$2,460,015	15.7%	$1,354,893	16.0%
Non-owner occupied	5,203,384	23.2%	5,039,452	25.5%		4,511,521	25.5%	4,209,595	27.0%	1,838,603	21.8%
Consumer real estate - Mortgage	3,099,172	13.8%	3,068,625	15.5%		2,844,447	16.1%	2,561,214	16.4%	1,185,917	14.0%
Construction and land development	2,901,746	12.9%	2,430,483	12.3%		2,072,455	11.7%	1,908,288	12.2%	912,673	10.8%
Commercial and industrial	8,038,457	35.9%	6,290,296	31.8%		5,271,421	29.8%	4,141,341	26.5%	2,891,710	34.2%
Consumer and other	379,515	1.7%	289,254	1.4%		354,272	2.0%	352,663	2.2%	266,129	3.2%
Total loans	$22,424,501	100.0%	$19,787,876	100.0%	1	$17,707,549	100.0%	$15,633,116	100.0%	$8,449,925	100.0%

At December 31, 2020, our loan portfolio composition had changed modestly from the composition at December 31, 2019 principally as a result of the PPP loans, which are classified as commercial and industrial loans, though commercial real estate and commercial and industrial lending generally continue to make up the largest segments of our portfolio. At December 31, 2020, approximately 35.0% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied commercial real estate properties, compared to 34.6% at December 31, 2019. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development segment continues to be a meaningful portion of our portfolio and reflects the development in the local economies in which we operate and is diversified between commercial, residential and land.

The following table classifies our fixed and variable rate loans at December 31, 2020 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (dollars in thousands):

	Amounts at December 31, 2020
	Fixed Rates	Variable Rates	Totals	At December 31, 2020	At December 31, 2019
Based on contractual maturity:
Due within one year	$2,909,409	$1,250,071	$4,159,480	18.6%	20.6%
Due in one year to five years	8,187,177	4,014,693	12,201,870	54.4%	50.2%
Due after five years	4,249,946	1,813,205	6,063,151	27.0%	29.2%
Totals	$15,346,532	$7,077,969	$22,424,501	100.0%	100.0%

	Amounts at December 31, 2020
	Fixed Rates	Variable Rates	Totals	At December 31, 2020	At December 31, 2019
Based on contractual repricing dates:
Daily floating rate	$—	$956,891	$956,891	4.3%	13.4%
Due within one year	2,909,409	5,548,438	8,457,847	37.7%	42.7%
Due in one year to five years	8,187,177	271,081	8,458,258	37.7%	27.7%
Due after five years	4,249,946	301,559	4,551,505	20.3%	16.2%
Totals	$15,346,532	$7,077,969	$22,424,501	100.0%	100.0%

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

Lending Concentrations.  We periodically analyze our loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2020 and 2019 (in thousands):

	At December 31, 2020
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2019
Lessors of nonresidential buildings	$3,558,320	$884,392	$4,442,712	$4,578,116
Lessors of residential buildings	1,340,937	785,309	2,126,246	1,599,837
New housing for-sale builders	474,932	649,370	1,124,302	1,090,603
Hotels and motels	949,712	89,547	1,039,259	967,771

Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300%. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At December 31, 2020 and 2019, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 89.0% and 83.6%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and loan development loans) were 264.0% and 268.3% for December 31, 2020 and 2019, respectively. Pinnacle Bank was within the 100% and 300% guidelines throughout 2020 and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds though there may be periods where we exceed these levels if loan growth is more heavily weighted to these types of loans.

Loans in Past Due Status.  The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of December 31, 2020 and 2019 (dollars in thousands):

Loans past due 30 to 89 days:	December 31, 2020	December 31, 2019
Commercial real estate:
Owner occupied	$3,606	$5,239
Non-owner occupied	6,946	6,797
Consumer real estate – mortgage	9,187	13,803
Construction and land development	696	2,103
Commercial and industrial	26,079	10,952
Consumer and other	1,088	2,184
Total loans past due 30 to 89 days	$47,602	$41,078
Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$1,860	$1,719
Non-owner occupied	3,861	3,816
Consumer real estate – mortgage	6,274	7,304
Construction and land development	736	1,487
Commercial and industrial	4,408	6,364
Consumer and other	304	570
Total loans past due 90 days or more	$17,443	$21,260
Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.21%	0.21%
Loans past due 90 days or more as a percentage of total loans	0.08%	0.11%
Total loans in past due status as a percentage of total loans	0.29%	0.32%

Potential Problem Loans. Potential problem loans amounted to approximately $173.5 million, or 0.8% of total loans outstanding at December 31, 2020, compared to $276.0 million, or 1.4% of total loans outstanding at December 31, 2019. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard or worse, but not considered nonperforming loans. Approximately $3.2 million of potential problem loans were past due at least 30 but less than 90 days as of December 31, 2020.

Non-Performing Assets and Troubled Debt Restructurings. At December 31, 2020, we had $86.2 million in nonperforming assets compared to $91.1 million at December 31, 2019. Included in nonperforming assets were $73.8 million in nonperforming loans and $12.4 million in other real estate owned and other nonperforming assets at December 31, 2020 and $61.6 million in nonperforming loans and $29.5 million in other real estate owned and other nonperforming assets at December 31, 2019. At December 31, 2020 and 2019, there were $2.5 million and $4.9 million, respectively, of TDRs that were performing as of the restructured date and remain on accrual status.

In response to the COVID-19 pandemic and its economic impact to its customers, Pinnacle Bank implemented a short-term modification program in accordance with interagency regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. This program allowed for a deferral of payments for 90 days, which Pinnacle Bank could extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. Pursuant to the interagency regulatory guidance, Pinnacle Financial may elect to not classify loans for which these deferrals were granted as TDRs.

In addition to the short-term modification program implemented by Pinnacle Bank, as discussed above, Section 4013 of the CARES Act and bank regulatory interagency guidance gave entities temporary relief from the accounting and disclosure requirements for TDRs indicating that a lender could conclude that the modifications are not a TDR if the borrower was less than 30 days past due as of December 31, 2019. We have followed the guidance under the CARES Act and the interagency guidance related to these loan modifications. At December 31, 2020, we had approximately $825.6 million in loans modified under Section 4013 of the CARES Act.

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

We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. During 2020, we recognized no interest income related to nonperforming loans. In 2019 and 2018, respectively, we recognized $176,000 and $469,000 of interest income from nonperforming loans, reflecting cash payments received from the borrower and our belief, at the time of payment, that the underlying collateral supported the carrying amount of the loans.

Allowance for Credit Losses on Loans (allowance). On January 1, 2020, we adopted FASB ASU 2016-13, which introduces the CECL methodology and requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, beginning in 2020, the allowance for credit losses represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of December 31, 2020 and 2019, our allowance for credit losses and our allowance for loan losses was $285.1 million and $94.8 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans, inclusive of PPP, was 1.27% at December 31, 2020, up from 0.48% at December 31, 2019. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA. Excluding PPP loans of $1.8 billion from our total loans of $22.4 billion, our allowance for credit losses as a percentage of total loans was 1.38% as of December 31, 2020.

The increase in the allowance for credit losses is largely the result of the implementation of ASU 2016-13 on January 1, 2020, which resulted in an adjustment to the opening balance of the allowance for credit losses of $38.1 million, and increased provisioning during the year ended December 31, 2020 due primarily to the economic impact of the COVID-19 pandemic. Our CECL models rely largely on recent historical and projected future macroeconomic conditions to estimate future credit losses. Macroeconomic factors used in the model include the national unemployment rate, gross domestic product, the commercial real estate price index and certain U.S. Treasury interest rates. Projections of these macroeconomic factors, obtained from an independent third party, are utilized to predict quarterly rates of default. These macroeconomic factors experienced significant deterioration during the first six months of 2020, resulting in a significant increase in our allowance for credit losses during the same period. Though these factors began to stabilize, and in certain cases show improvement, during the third and fourth quarters of 2020, should they deteriorate further in future periods, including as a result of increased or sustained COVID-19 case volume or hospitalizations, and governmental or community reactions thereto, our modeling may require increased levels of provision expense over those recorded during 2020.

Under the CECL methodology, the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At December 31, 2020, reasonable and supportable periods of eighteen months were utilized for all loan segments followed by a twelve month straight line reversion period to long term averages.

The overall balance of our allowance for loan losses at December 31, 2019 was impacted by fair value accounting on our acquired loan portfolios, for which an allowance for loan losses was only necessary under previous GAAP if it exceeded the remaining fair value discount. Subsequent to the adoption of ASU 2016-13 on January 1, 2020, an allowance for credit losses is recognized for all acquired loans, regardless of the amount of remaining fair value discounts. In addition, the remaining nonaccretable discount at December 31, 2019 was reclassified into the allowance for credit losses upon adoption of ASU 2016-13 on January 1, 2020. At December 31, 2020, the remaining fair value discount for all acquired portfolios was $27.8 million, all of which is expected to be accreted into income over the remaining contractual lives of the related loans.

For the years ended December 31, 2020 and 2019, the net fair value discount changed as follows (in thousands):

	Accretable Yield(1)	Nonaccretable Yield(2)	Total
December 31, 2018	$(78,282)	$(17,394)	$(95,676)
Reclassification from nonaccretable to accretable	(7,505)	7,505	—
Year-to-date accretion and settlements	34,465	6,061	40,526
December 31, 2019	$(51,322)	$(3,828)	$(55,150)
Reclassification of discount to allowance for credit losses	—	3,828	3,828
Year-to-date accretion and settlements	23,488	—	23,488
December 31, 2020	$(27,834)	$—	$(27,834)

(1)The accretable yield will be recorded as a component of interest income using the level-yield method based on the life of the underlying loans.
(2)The nonaccretable yield is reduced as purchase credit deteriorated loans are settled. On January 1, 2020, any remaining nonaccretable yield was reclassified to the allowance for credit losses in accordance with FASB ASC 2016-13 (CECL).

The following table sets forth, based on management's best estimate, the allocation of the allowance for credit losses on loans to categories of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (in thousands):

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate:
Owner-occupied	$23,298	12.5%	$13,406	13.5%	$10,575	14.9%	$8,992	15.7%	$6,787	16.0%
Non-owner occupied	79,132	23.2%	19,963	25.5%	16,371	25.5%	12,196	27.0%	6,868	21.8%
Consumer real estate – Mortgage	33,304	13.8%	8,054	15.5%	7,670	16.1%	5,031	16.4%	6,564	14.0%
Construction and land development	42,408	12.9%	12,662	12.3%	11,128	11.7%	8,962	12.2%	3,624	10.8%
Commercial and industrial	98,423	35.9%	36,112	31.8%	31,731	29.8%	24,863	26.5%	24,743	34.2%
Consumer and other	8,485	1.7%	3,595	1.4%	5,423	2.0%	5,874	2.2%	9,520	3.2%
Unallocated	—	NA	985	NA	677	NA	1,322	NA	874	NA
Total allowance for credit losses	$285,050	100.0%	$94,777	100.0%	$83,575	100.0%	$67,240	100.0%	$58,980	100.0%

The following is a summary of changes in the allowance for credit losses on loans for each of the years in the five-year period ended December 31, 2020 and the ratio of the allowance for credit losses on loans to total loans as of the end of each period (in thousands):

	2020	2019	2018	2017	2016
Balance at beginning of period	$94,777	$83,575	$67,240	$58,980	$65,432
Impact of adopting ASC 326	38,102	—	—	—	—
Provision for credit losses	191,542	27,283	34,377	23,664	18,328
Charged-off loans:
Commercial real estate:
Owner occupied	(2,598)	(1,625)	(2,652)	(61)	(196)
Non-owner occupied	(546)	(75)	(378)	(572)	(80)
Consumer real estate - Mortgage	(3,478)	(1,335)	(1,593)	(1,461)	(788)
Construction and land development	—	(18)	(74)	(137)	(231)
Commercial and industrial	(38,718)	(19,208)	(13,175)	(4,297)	(5,801)
Consumer and other	(3,993)	(6,206)	(12,528)	(15,518)	(24,016)
Total charged-off loans	(49,333)	(28,467)	(30,400)	(22,046)	(31,112)

	2020	2019	2018	2017	2016
Recoveries of previously charged-off loans:
Commercial real estate:
Owner occupied	1,317	1,252	1,568	212	158
Non-owner occupied	911	980	528	459	50
Consumer real estate - Mortgage	1,493	1,827	2,653	1,516	546
Construction and land development	147	682	1,863	1,136	545
Commercial and industrial	4,540	6,473	3,035	1,317	2,138
Consumer and other loans	1,554	1,172	2,711	2,002	2,895
Total recoveries of previously charged-off loans	9,962	12,386	12,358	6,642	6,332
Net charge-offs	(39,371)	(16,081)	(18,042)	(15,404)	(24,780)
Balance at end of period	$285,050	$94,777	$83,575	$67,240	$58,980

Ratio of allowance for credit losses on loans to total loans outstanding at end of period	1.27%	0.48%	0.47%	0.43%	0.70%
Ratio of net charge-offs to average loans outstanding for the period	0.18%	0.08%	0.11%	0.13%	0.33%

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

Based upon our evaluation of the loan portfolio, we believe the allowance for credit losses on loans to be adequate to absorb our estimate of expected future credit losses on loans outstanding at December 31, 2020. While our policies and procedures used to estimate the allowance for credit losses as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for credit losses and, thus, the resulting provision for credit losses. In particular, the length and severity of the economic disruption of the COVID-19 pandemic remains difficult to predict and each may be worse than we have estimated, which could cause our provision for credit losses to be negatively impacted for the duration of the pandemic and its aftermath. We believe borrowers that operate in the restaurant, entertainment, hospitality and retail sectors, including owners of commercial real estate properties and hotels, have been, and continue to be, the most likely to be negatively impacted by the economic disruptions related to the COVID-19 pandemic, though other borrowers have been, and are likely to continue to be, negatively impacted as well. If the strict social distancing practices or safer-at-home directives that were initially implemented in response to the spread of COVID-19 were to return or if additional governmental stimulus is not approved, these impacts could be more severe than currently anticipated.

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $4.6 billion and $3.7 billion at December 31, 2020 and 2019, respectively. Our investment to asset ratio decreased from 13.4% at December 31, 2019 to 13.2% at December 31, 2020. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. During 2020, Pinnacle sold $145.6 million of investment securities for a net pre-tax gain of $986,000 compared to $737.7 million of investment securities for a net pre-tax loss of $5.9 million during 2019 and $169.9 million of investment securities for a net pre-tax loss of $2.3 million during 2018. These sales were implemented as part of our efforts to reposition our investment portfolio to provide our balance sheet more protection from the rate environment in each respective period. During the first quarter of 2020 and the third quarter of 2018, Pinnacle Financial transferred, at fair value, $873.6 million and $179.8 million, respectively, of municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio to mitigate the impact of changes in fair value on our common tangible book equity. The related net unrealized after tax gain of $69.0 million and loss of $2.2 million, respectively, on such transferred securities remained in accumulated other comprehensive income (loss) at December 31, 2020 and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer.

A summary of certain aspects of our investment portfolio at December 31, 2020 and 2019 follows:

	December 31,
	2020	2019
Weighted average life	6.51 years	6.55 years
Effective duration (*)	4.35%	4.75%
Weighted average coupon	3.48%	3.63%
Tax equivalent yield	2.28%	2.85%

(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of December 31, 2020 was 5.45%.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed and asset-backed securities because the mortgages or other assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories but are listed below these categories as of December 31, 2020 and 2019 (in thousands):

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2020:
Securities available-for-sale:
Due in one year or less	$82,209	0.12%	$—	0.00%	$—	0.00%	$857	3.14%	$83,066	0.15%
Due in one year to five years	—	0.00%	2,714	1.24%	3,977	4.17%	6,111	4.13%	12,802	3.52%
Due in five years to ten years	—	0.00%	63,727	1.94%	46,177	3.78%	88,783	4.15%	198,687	3.35%
Due after ten years	—	0.00%	9,962	1.42%	1,393,209	3.87%	21,828	3.40%	1,424,999	3.84%
	$82,209	0.12%	$76,403	1.84%	$1,443,363	3.87%	$117,579	4.00%	$1,719,554	3.59%
Mortgage-backed securities									1,689,191	2.00%
Asset-backed securities									177,936	2.04%
Total available-for-sale securities									$3,586,681	2.76%

Securities held-to-maturity:
Due in one year or less	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Due in one year to five years	—	0.00%	—	0.00%	1,409	3.33%	—	0.00%	1,409	3.33%
Due in five years to ten years	—	0.00%	—	0.00%	7,180	2.16%	—	0.00%	7,180	2.16%
Due after ten years	—	0.00%	—	0.00%	1,019,961	3.04%	—	0.00%	1,019,961	3.04%
	$—	0.00%	$—	0.00%	$1,028,550	3.03%	$—	0.00%	$1,028,550	3.03%
Mortgage-backed securities									—	0.00%
Asset-backed securities									—	0.00%
Total held-to-maturity securities									$1,028,550	3.03%

	U.S. Treasury securities		U.S. government agency securities		State and Municipal securities		Corporate securities		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

At December 31, 2019:
Securities available-for-sale:
Due in one year or less	$72,365	1.76%	$—	0.00%	50	5.47%	$501	1.81%	$72,916	1.76%
Due in one year to five years	502	2.08%	2,232	2.26%	2,767	4.22%	7,582	4.25%	13,083	3.82%
Due in five years to ten years	—	0.00%	38,202	2.71%	23,952	3.46%	41,430	4.02%	103,584	3.41%
Due after ten years	—	0.00%	39,258	1.86%	1,687,684	4.60%	6,591	4.43%	1,733,533	4.54%
	$72,867	1.76%	$79,692	2.27%	$1,714,453	4.59%	$56,104	4.08%	$1,923,116	4.36%
Mortgage-backed securities									1,463,907	2.43%
Asset-backed securities									152,972	3.13%
Total available-for-sale securities									$3,539,995	3.49%

Securities held-to-maturity:
Due in one year or less	$—	0.00%	$—	0.00%	$1,062	1.67%	$—	0.00%	$1,062	1.67%
Due in one year to five years	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Due in five years to ten years	—	0.00%	—	0.00%	5,772	3.13%	—	0.00%	5,772	3.13%
Due after ten years	—	0.00%	—	0.00%	182,162	4.36%	—	0.00%	182,162	4.36%
	$—	0.00%	$—	0.00%	$188,996	4.31%	$—	0.00%	$188,996	4.31%
Mortgage-backed securities									—	0.00%
Asset-backed securities									—	0.00%
Total held-to-maturity securities									$188,996	4.31%

We computed yields using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. We computed the weighted average yield for each maturity range using the acquisition price of each security in that range.

Deposits and Other Borrowings. We had approximately $27.7 billion of deposits at December 31, 2020 compared to $20.2 billion billion at December 31, 2019. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $128.2 million at December 31, 2020 and $126.4 million at December 31, 2019. Average balances for these repurchase agreements were $150.1 million in 2020, $117.5 million in 2019 and $129.9 million in 2018. Additionally, at December 31, 2020, we had borrowed $1.1 billion in advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati) compared to $2.1 billion billion at December 31, 2019. At December 31, 2020, we had an estimated $3.5 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by us and the subsequent approval by the FHLB Cincinnati.

Generally, we have classified our funding base as either core funding or non-core funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	Percent	December 31, 2019	Percent
Core funding:
Noninterest-bearing deposit accounts	$7,392,325	25.0%	$4,795,476	20.7%
Interest-bearing demand accounts	4,055,259	13.7%	3,135,581	13.6%
Savings and money market accounts	8,303,911	28.1%	6,807,825	29.4%
Time deposit accounts less than $250,000	1,295,765	4.4%	1,674,970	7.2%
Reciprocating demand deposit accounts (1)	884,450	3.0%	302,610	1.3%
Reciprocating savings accounts (1)	1,358,154	4.6%	717,149	3.1%
Reciprocating CD accounts (1)	221,019	0.7%	183,868	0.8%
Total core funding	23,510,883	79.5%	17,617,479	76.2%
Non-core funding:
Relationship based non-core funding:
Other time deposits	722,609	2.4%	850,189	3.7%
Securities sold under agreements to repurchase	128,164	0.4%	126,354	0.5%
Total relationship based non-core funding	850,773	2.8%	976,543	4.2%
Wholesale funding:
Brokered deposits	2,186,844	7.4%	480,942	2.1%
Brokered time deposits	1,285,239	4.3%	1,232,418	5.3%
Federal Home Loan Bank advances	1,087,927	3.7%	2,062,534	8.9%
Subordinated debt and other funding	670,575	2.3%	749,080	3.2%
Total wholesale funding	5,230,585	17.7%	4,524,974	19.6%
Total non-core funding	6,081,358	20.5%	5,501,517	23.8%
Totals	$29,592,241	100.0%	$23,118,996	100.0%

(1)The reciprocating categories consists of deposits we receive from a bank network (the Promontory network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the Promontory network.

As noted in the table above, our core funding as a percentage of total funding increased from 76.2% at December 31, 2019 to 79.5% at December 31, 2020 primarily as a result of the significant increase in deposits estimated to have been funded, in part, by PPP loans and a shift by our clients to move funds into deposit accounts that they perceive as less risky during the pandemic, offset in part by our intentional increase in wholesale funding to build on-balance sheet liquidity as we prepared for the impact of the COVID-19 pandemic. Competition for core deposits in our markets remains very competitive and we anticipate that our percentage of non-core funding is likely to increase as PPP loan funds are utilized.

When wholesale funding is necessary to complement our core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of December 31, 2020.

Our funding policies impose limits on the amount of non-core funding we can utilize based on the non-core funding dependency ratio which is calculated pursuant to regulatory guidelines. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our funding sources back into compliance with our core funding ratios. At December 31, 2020 and December 31, 2019, we were in compliance with our core funding policies. Though growing our core deposit base is a key strategic objective of our firm and we experienced meaningful growth in core deposits in 2020, we may increase our non-core funding amounts from current levels if we need to do so to fund growth or increase levels of on-balance sheet liquidity, but we do not currently anticipate that such increases will exceed the limits we have established in our internal policies for total levels of non-core funding.

The amount of time deposits as of December 31, 2020 amounted to $3.5 billion. The following table, which includes core, non-core and reciprocal deposits, shows our time deposits at December 31, 2020 in denominations of under $250,000 and those of denominations of $250,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$882,147	1.13%
Over three but through six months	603,997	1.05%
Over six but through twelve months	628,727	1.00%
Over twelve months	601,509	0.93%
	2,716,380	1.04%
Denomination $250,000 and greater
Three months or less	229,060	1.42%
Over three but through six months	209,658	1.08%
Over six but through twelve months	256,594	0.99%
Over twelve months	112,940	1.61%
	808,252	1.22%
Totals	$3,524,632	1.08%

Subordinated debt and other borrowings. Pinnacle Bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB Cincinnati, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. During the year ended December 31, 2020, Pinnacle Financial prepaid $1.1 billion in FHLB advances resulting in prepayment penalties of $15.2 million. At December 31, 2020 and 2019, Pinnacle Financial had received advances from the FHLB Cincinnati totaling $1.1 billion and $2.1 billion, respectively. At December 31, 2020, the scheduled maturities of FHLB Cincinnati advances and interest rates are as follows (in thousands):

	Scheduled Maturities	Weighted average interest rates (1)
2021	$200,000	0.28%
2022	—	—%
2023	—	—%
2024	—	—%
2025	116,250	0.64%
Thereafter	775,013	2.15%
	1,091,263
Deferred costs	(3,336)
Total Federal Home Loan Bank advances	$1,087,927
Weighted average interest rate		1.64%

(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2020.

We have established, or through acquisition acquired, twelve statutory business trusts which were established to issue 30-year trust preferred securities and certain other subordinated debt agreements. These securities qualify as Tier 2 capital subject to annual phase outs beginning five years from maturity. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2020	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	3.03%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	1.64%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 07, 2006	September 30, 2036	20,619	1.90%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	3.07%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 03, 2003	April 15, 2033	5,155	3.49%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 07, 2034	6,186	3.09%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	2.64%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	1.94%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	3.35%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	1.71%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	1.94%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 05, 2005	September 30, 2035	10,310	1.74%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	3.34%	3-month LIBOR + 3.128%
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	3.34%	3-month LIBOR + 3.128%
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (1)
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)
Debt issuance costs and fair value adjustment			(12,420)
Total subordinated debt and other borrowings			$670,575

(1) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(2) Migrates to three month LIBOR + 2.775% beginning September 15, 2024 through the end of the term.

On April 22, 2020, we established a credit facility with the Federal Reserve Bank in conjunction with the PPP, with available borrowing capacity equal to the outstanding balance of PPP loans, which totaled approximately $1.8 billion at December 31, 2020. There are no amounts outstanding on this facility at December 31, 2020.

Effective January 1, 2020, we used $80.0 million of the net proceeds from our 2019 subordinated debt offering to redeem certain other of our subordinated notes, including the $20.0 million aggregate principal amount of Avenue subordinated notes and $60.0 million aggregate principal amount of BNC subordinated notes. We had previously anticipated using $130 million of the net proceeds from our 2019 subordinated debt offering to redeem two tranches of subordinated notes issued by Pinnacle Bank with a maturity date of July 30, 2025 but to date have elected not to redeem those notes in light of the uncertainty resulting from the ongoing COVID-19 pandemic. Pursuant to regulatory guidelines, once the maturity date on subordinated notes is within five years, a portion of the notes is no longer eligible to be included in regulatory capital, with an additional portion being excluded each year over the five year period approaching maturity.

Capital Resources.  At December 31, 2020 and 2019, our stockholders' equity amounted to $4.9 billion and $4.4 billion, respectively. During the second quarter of 2020, we issued 9.0 million depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock with a liquidation preference of $1,000 per share of Series B Preferred Stock in a registered public offering to both retail and institutional investors. Net proceeds from the transaction after underwriting discounts and offering costs were approximately $217.1 million. The net proceeds were retained by Pinnacle Financial and are available to support our obligations including payments related to our outstanding indebtedness, to support the capital needs of our company and our bank, and for other general corporate purposes. At December 31, 2020, Pinnacle Bank's CET1 capital ratio was 11.4%, Tier 1 capital ratio was 11.4%, total capital ratio was 12.7% and Tier 1 leverage ratio was 9.1%, compared to 11.2%, 11.2%, 12.2% and 10.5% at December 31, 2019, respectively. At December 31, 2020, Pinnacle Financial's CET1 capital ratio was 10.0%, Tier 1 capital ratio was 10.9%, total capital ratio was 14.3% and Tier 1 leverage ratio was 8.6%, compared to 9.7%, 9.7%, 13.2% and 9.1% at December 31, 2019, respectively. During 2020, the Tier 1 leverage ratio was negatively impacted by our intentional building of liquidity to support us through the COVID-19 pandemic.

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

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, both we and our bank holding company have elected the option to delay the estimated impact on regulatory capital resulting from the adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”), will be delayed for two years. After two years, the cumulative amount of the transition adjustments will become fixed and will be phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in year three, 50% recognized in year four, and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed. A CECL transitional amount totaling $73.4 million has been added back to CET1 as of December 31, 2020. The CECL transitional amount includes $31.8 million related to the cumulative effect of adopting CECL and $41.6 million related to the estimated incremental effect of CECL since adoption.

Share Repurchase Program. On November 13, 2018, we announced that our board of directors authorized a share repurchase program for up to $100.0 million of our outstanding common stock and on October 15, 2019, the board approved an additional $100.0 million of repurchase authorization. The initial repurchase program expired on March 31, 2020 and the additional $100.0 million authorization expired on December 31, 2020, though we suspended it following the first quarter of 2020 due to uncertainty surrounding the COVID-19 pandemic. Between November 13, 2018 and December 31, 2019, we repurchased approximately 1.5 million shares of our common stock at an aggregate cost of $82.1 million pursuant to these authorizations. During the quarter ended March 31, 2020, we repurchased approximately 1.0 million shares of our common stock at an aggregate cost of $50.8 million. Our last purchase of shares of our common stock occurred on March 19, 2020. On January 19, 2021, our board of directors authorized a new share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program will remain in effect through March 31, 2022.

Dividends. Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of its retained net profits for that year plus the retained net profits for the preceding two years. During the year ended December 31, 2020, Pinnacle Bank paid dividends of $119.1 million to us which was within the limits allowed by the TDFI.

During the year ended December 31, 2020, we paid $49.4 million in dividends to common shareholders. On January 19, 2021 our board of directors declared a $0.18 quarterly cash dividend to common shareholders of approximately $14.0 million in aggregate that will be paid on February 26, 2021 to common shareholders of record as of the close of business on February 5, 2021.

During the year ended December 31, 2020, we paid $7.6 million of dividends on our Series B Preferred Stock. On January 19, 2021 our board of directors declared a $16.88 quarterly cash dividend of approximately $3.8 million in aggregate that will be paid on March 1, 2021 to preferred shareholders of record as of the close of business on February 14, 2021. This dividend equates to $0.422 per share on our depositary shares.

The amount and timing of all future dividend payments, if any, including on our Series B Preferred Stock, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

If we fail to pay dividends on our Series B Preferred Stock, we will be prohibited from paying dividends on our common stock.

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

During the year ended December 31, 2020, several unique events occurred that are noteworthy when comparing the results of both the earnings simulation and the economic value of equity modeling results as of December 31, 2020 to the modeling results at December 31, 2019:
•In response to the COVID-19 pandemic, the Federal Reserve reduced the target federal funds rate by 150 basis points.
•We built and carried approximately $2.5 billion to $3.0 billion in additional on-balance-sheet liquidity.
•We unwound a $1.3 billion in-the-money interest rate floor.
•We grew our portfolio of in-the-money client loan interest rate floors by approximately $4.0 billion.

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

	Estimated % Change in Net Interest Income Over 12 Months
	December 31, 2020*	December 31, 2019
Instantaneous Rate Change
100 bps increase	(0.7%)	(1.2%)
200 bps increase	0.6%	(0.6%)
100 bps decrease	(0.3%)	0.6%
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

At December 31, 2020, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At December 31, 2020, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

	December 31, 2020*	December 31, 2019
Instantaneous Rate Change
100 bps increase	(4.1%)	(4.0%)
200 bps increase	(11.0%)	(10.1%)
100 bps decrease	(4.4%)	2.8%
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

At December 31, 2020, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

Management's model governance, model implementation and model validation processes and controls are subject to review in our regulatory examinations to ensure they are in compliance with the most recent regulatory guidelines and industry and regulatory practices. Management utilizes a respected, sophisticated third party asset liability modeling software to help ensure implementation of management's assumptions into the model are processed as intended in a robust manner. That said, there are numerous assumptions regarding financial instrument behavior that are integrated into the model. The assumptions are formulated by combining observations gleaned from our historical studies of financial instruments and our best estimations of how these instruments may behave in the future given changes in economic conditions, technology, etc. These assumptions may prove to be inaccurate. Additionally, given the large number of assumptions built into our asset liability modeling software, it is difficult, at best, to compare our results to other firms.

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers no change in short-term interest rates throughout 2021 and 2022. Our "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At December 31, 2020, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB Cincinnati and, pursuant to a borrowing agreement with the FHLB Cincinnati, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity at the FHLB Cincinnati. At December 31, 2020, we believe we had an estimated $3.5 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $195.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. There were no outstanding borrowings under these agreements at December 31, 2020, or during the year then ended, although we test the availability of these accommodations periodically. Pinnacle Bank also had approximately $3.0 billion in available Federal Reserve discount window lines of credit at December 31, 2020.

At December 31, 2020 and 2019, excluding reciprocating time and money market deposits issued through the Promontory Network, we had approximately $3.5 billion and $1.7 billion, respectively, in brokered deposits. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. During 2020, and in response to the uncertainty resulting from the COVID-19 pandemic, we intentionally increased our levels of on-balance sheet liquidity. During the first quarter of 2020, this increase was funded by a combination of increased core deposits, increased borrowings from the FHLB Cincinnati and increases in brokered time deposits. Core deposit growth during the second, third and fourth quarters of 2020 increased such that we were able to prepay certain wholesale maturities while maintaining an elevated level of on-balance sheet liquidity. We intend to prepay and/or let mature wholesale funding as core deposit growth allows.

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

At December 31, 2020, we had no individually significant commitments for capital expenditures. But, we believe the number of our locations, including non-branch locations, will increase over an extended period of time across our footprint and that certain of our locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. Additionally, we expect we will continue to incur costs associated with technology improvements to enhance the infrastructure of our firm.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds) and FHLB Cincinnati advances. Information concerning our short-term borrowings as of and for each of the years in the three-year period ended December 31, 2020 is as follows (in thousands):

	At December 31,
	2020	2019	2018
Amounts outstanding at year-end:
Securities sold under agreements to repurchase	$128,164	$126,354	$104,741
Federal funds purchased	—	—	—
Federal Home Loan Bank short-term advances	200,000	622,518	356,000
Borrowings under credit facility	—	—	20,000
Weighted average interest rates at year-end:
Securities sold under agreements to repurchase	0.22%	0.43%	0.50%
Federal funds purchased	—	—	—
Federal Home Loan Bank short-term advances	0.28%	1.88%	1.64%
Borrowings under credit facility	—	—	4.10%
Maximum amount of borrowings at any month-end:
Securities sold under agreements to repurchase	$194,553	$154,168	$143,686
Federal funds purchased	—	—	—
Federal Home Loan Bank short-term advances	976,250	703,554	1,002,501
Borrowings under credit facility	—	20,000	20,000
Average balances for the year:
Securities sold under agreements to repurchase	$150,118	$117,518	$129,899
Federal funds purchased	—	822	1,132
Federal Home Loan Bank short-term advances	473,752	590,027	604,646
Borrowings under credit facility	—	103	109
Weighted average interest rates for the year:
Securities sold under agreements to repurchase	0.23%	0.49%	0.45%
Federal funds purchased	—	2.64%	1.87%
Federal Home Loan Bank short-term advances	1.03%	1.98%	1.76%
Borrowings under credit facility	—	4.25%	3.48%

The following table presents additional information about our contractual obligations as of December 31, 2020, which by their terms have contractual maturity and termination dates subsequent to December 31, 2020 (in thousands):

	At December 31, 2020
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Contractual obligations:
Certificates of deposit (1)	$2,861,601	$705,390	$24,338	$3,862	$3,595,191
Deposits without a stated maturity (2)	24,566,167	—	—	—	24,566,167
Securities sold under agreements to repurchase	128,164	—	—	—	128,164
Federal Home Loan Bank advances (3)	200,000	—	116,250	775,013	1,091,263
Junior subordinated debentures (4)	—	—	—	132,995	132,995
Subordinated notes (5)	—	—	130,000	420,000	550,000
Minimum operating lease commitments	13,607	23,995	20,753	45,701	104,056
Finance lease obligations	470	949	1,054	1,494	3,967
Commitments to fund low income housing tax credit partnerships (6)	37,600	38,916	—	—	76,516
Totals	$27,807,609	$769,250	$292,395	$1,379,065	$30,248,319

(1)Includes interest through the contractual maturity.
(2)Includes interest accrued and unpaid through December 31, 2020.
(3)Represents principal payments on Federal Home Loan Bank Advances. See Note 8 "Federal Home Loan Bank Advances" in the Notes to our Consolidated Financial Statements, elsewhere in this Annual Report on Form 10-K for information on the interest rates paid on these advances.
(4)Represents principal payments on junior subordinated debentures issued in connection with trust preferred securities sold by affiliated statutory business trusts. See Note 9 "Other Borrowings" in the Notes to our Consolidated Financial Statements, elsewhere in this Annual Report on Form 10-K for information on interest rates paid on these debentures.
(5)See Note 9 "Other Borrowings" in the Notes to our Consolidated Financial Statements, elsewhere in this Annual Report on Form 10-K, for information on interest rates paid on these notes.
(6)Commitments to fund investments in low income housing tax credit partnerships have scheduled funding dates that are contingent on events that have not yet occurred and may be subject to change.

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months. Our operating lease commitments are primarily related to our branch and headquarters facilities. The terms of these leases expire at various points ranging from 2020 through 2048. At December 31, 2020, our total minimum operating lease commitment was $104.1 million. Effective January 1, 2019, Pinnacle Financial adopted FASB ASC 842, which requires the recognition of a right of use asset and a lease liability generally equal to the present value of these minimum operating lease commitments.

Off-Balance Sheet Arrangements.  At December 31, 2020, we had outstanding standby letters of credit of $195.7 million and unfunded loan commitments outstanding of $9.5 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions. The following table presents additional information about our unfunded commitments as of December 31, 2020, which by their terms, have contractual maturity dates subsequent to December 31, 2020 (in thousands):

	At December 31, 2020
	Next 12 months	13-36 months	37-60 months	More than 60 months	Totals
Unfunded commitments:
Lines of credit	$3,924,296	$2,543,589	$1,727,626	$1,301,360	$9,496,871
Letters of credit	154,537	40,949	—	250	195,736
Totals	$4,078,833	$2,584,538	$1,727,626	$1,301,610	$9,692,607

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.  At December 31, 2020, we had accrued $23.2 million related to expected credit losses associated with off-balance sheet commitments.

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

The Chief Risk Officer reports to the Chief Executive Officer and provides overall vision, direction and leadership regarding the enterprise risk management framework. The framework includes an Enterprise Wide Risk Management Committee, chaired by the Chief Risk Officer, and various management-level risk committees that focus on specific areas of risk management. The Enterprise Wide Risk Management Committee, which is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, Chief Risk Officer, Chief Audit Executive, Chief Compliance Officer and Chief Credit Officer and including other key leaders responsible for critical operation and support functions, provides management oversight of our enterprise-wide risk management program. Additional management-level risk committees are responsible for effective risk measurement, management and reporting of their respective risk categories. The Chief Risk Officer is an active member of each of the management-level risk committees.

Our board of directors has adopted a risk appetite statement that seeks to balance the amount of risk we are willing take as we seek to achieve our financial performance objectives, i.e. returns. As such, our board of directors, principally acting through the Risk Committee, routinely monitors a host of risk metrics from both business and operational units, as well as by risk category, in an effort to appropriately balance the manner in which our performance aligns with our risk appetite. The Risk Committee and members of senior management, including the Chief Risk Officer, review assessments of our risk ratings within each of our key areas of risk on a regular basis. The Chief Risk Officer’s report to the Risk Committee includes the assessment and direction of risk within each key area, an assessment of critical factors that influence firm risks, emerging risks, as well as the status of risk actions management is taking to mitigate and control key risks. These reviews are done in an effort to ensure performance alignment with our risk appetite, and where appropriate, trigger adjustments to applicable business strategies and tactics where risks approach our desired risk tolerance limits.

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

Various departments within Pinnacle Bank, working with our Chief Risk Officer, are responsible for developing policies and procedures to effectively monitor risks within their areas. For instance, our compliance department is responsible for developing policies and procedures and monitoring our compliance with applicable laws and regulations while our information technology department is responsible for maintaining a risk assessment of our information and cyber security risks and ensuring appropriate controls are in place to manage and control such risks, including designing appropriate testing plans to ensure the integrity of information and cyber security controls. Further, our audit function (including our internal audit function) performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee. Both the Risk Committee and Audit Committee of our board of directors regularly report on risk-related matters to the full board of directors. In addition, both the Risk Committee of our board of directors and our Enterprise Wide Risk Management Committee regularly assess our enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.

Our board of directors believes that our enterprise-wide risk management process is effective and enables the board of directors to:
•assess the quality of the information we receive;
•understand the businesses, investments and financial, accounting, legal, regulatory and strategic considerations and the risks that we face;
•oversee and assess how senior management evaluates and manages risk within our risk appetite; and
•assess appropriately the quality of our enterprise-wide risk management process.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 54 through 89 and is incorporated herein by reference.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2020, the Company's internal control over financial reporting is effective based on the criteria set forth by COSO.

The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting. This report appears on page 96 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Nashville, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2021 expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method for accounting for allowance for credit losses effective January 1, 2020, due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (“ASC 326”). The Company adopted the new credit loss standard using the modified retrospective method provided in Accounting Standards Update No. 2016-13 such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans – Modeling Techniques & Qualitative Adjustments
The Company adopted ASC 326, Financial Instruments – Credit Losses, as of January 1, 2020, which, among other things, required that the Company recognize expected credit losses over the contractual life of financial assets utilizing the Current Expected Credit Losses (“CECL”) methodology. As of January 1, 2020, the Company recorded an allowance for credit losses (“ACL”) of $132.9 million and a reduction to retained earnings, net of tax of $31.8 million as a cumulative-effect adjustment using a modified retrospective approach. See change in accounting principle explanatory paragraph above. As of December 31, 2020, the Company’s

ACL was $285.1 million. Provision for credit losses was $191.7 million for the year then ended. The Company disclosed information regarding the adoption of the standard and the Company’s financial assets and allowance for credit losses in Note 1. Summary of Significant Accounting Policies and Note 5 Loans and Allowance for Credit Losses to the consolidated financial statements.

The Company primarily employed a probability of default (“PD”) and loss given default (“LGD”) modeling approach. The predicted default rates and an estimated LGD are applied to the estimated future exposure at default (“EAD”) to calculate expected future credit losses. The PD assumption of the Company’s CECL model utilized regression analysis as the modeling technique to predict quarterly rates of default based on forecasted economic variables. Regression modeling is a more complex estimation approach for determining PD assumptions in the model which requires significant judgment by management. The process involved the selection of the macroeconomic variables and the evaluation of regression analysis outputs to determine the statistical fit of the macroeconomic variables used to forecast expected credit losses. The audit procedures over the modeling techniques used to determine the PD assumption of the model involved a high degree of auditor judgment and required significant audit effort including the use of more experienced audit personnel and use of internal credit and valuation specialists due to its complexity. Therefore, we identified auditing the modeling techniques employed in the PD assumption as a critical audit matter.

The Company adjusted its calculated PD assumptions and overall ACL with qualitative adjustments that are not inherently considered in the quantitative component of the methodology. While the qualitative categories and the measurements utilized to quantify the risks associated with each of the qualitative adjustments are built upon objective measurements where applicable, they are subjectively developed and interpreted by management. The audit procedures over the qualitative adjustments utilized in management’s methodology involved challenging and subjective auditor judgment. Therefore, we identified auditing the qualitative adjustments applied as a critical audit matter.

Our audit procedures to address these critical audit matters primarily included the following:

•Tested the design and operating effectiveness of the Company’s controls over:
◦The oversight and approval of management’s application of accounting policies, selection and implementation of model methodologies in accordance with GAAP, and evaluation of qualitative adjustments applied.
◦Significant assumptions and judgments utilized in the modeling techniques employed and qualitative adjustments applied.
◦Completeness and accuracy of the data utilized in the PD assumption and qualitative adjustments applied.
◦Reasonableness of the qualitative adjustments determined by management.
◦Accuracy of forecasted variables applied as inputs into the PD assumption.
◦Third-party model validation and testing of model performance including the conceptual soundness and viability of the modeling techniques employed.

•Evaluated the reasonableness and appropriateness of the policies and methodologies employed including, but not limited to evaluating their conceptual soundness and inspecting and testing significant assumptions and judgments.
•Tested the completeness and accuracy of data utilized in the PD assumption in the model including economic data and regression results.
•Evaluated the relevancy and reliability of external data utilized in the PD assumption of the model including default and forecast data.
•Specific to qualitative adjustments we performed the following procedures:
◦Assessed the appropriateness and reasonableness of the framework developed for the qualitative adjustments including evaluating management’s judgments as to which factors impacted the qualitative adjustments for each portfolio segment.
◦Evaluated the reasonableness and the relevance of data used in the qualitative adjustment methodology.
◦Performed testing over the accuracy of inputs utilized in the calculation of qualitative adjustments.

Goodwill Impairment Evaluation
As described in Note 1 to the consolidated financial statements, the Company’s consolidated Goodwill balance was $1.8 billion at December 31, 2020, which is allocated to the Company’s single reporting unit.

Goodwill is tested annually for impairment at the reporting unit level in the third quarter of each year, or on an interim basis if there are conditions that could more likely than not reduce the fair value of the reporting unit below its carrying value. The Company engaged a third-party specialist to perform a quantitative goodwill impairment test during the quarter ended September 30, 2020. The third-party relied mainly on a discounted cash flow analysis to estimate fair value. The calculation of the goodwill impairment required a high degree of management judgment, which involved selection and weighting of valuation methodologies and developing subjective assumptions used in the discounted cash flow analysis. We identified the goodwill impairment assessment of the Company during the quarter ended September 30, 2020 as a critical audit matter. The principal considerations for this determination are the degree of auditor judgment utilized in performing procedures over the significant assumptions, including the discount rate, and prospective financial information.

Our audit procedures related to the goodwill impairment test included the following, among others:

We tested the design and operating effectiveness of the Company’s controls related to the goodwill impairment test including controls addressing:
•management’s review of the reasonableness and accuracy of the Company’s prospective financial information used in the discounted cash flow methodology
•managements evaluation of significant assumptions used by a third-party valuation specialist including valuation methodologies, discount rate, and prospective financial information.

We performed substantive audit procedures related to the goodwill impairment test, including evaluating their judgements and assumptions, for estimating fair value of the Company which included:
•evaluation of significant financial data for accuracy.
•evaluation of management’s ability to reasonably forecast cash flows
•utilization of a Crowe LLP employed valuation specialist to evaluate appropriateness of valuation methodologies, discount rate, and prospective financial information.
•evaluation of management’s weighting allocation to each valuation methodology.

/s/ Crowe LLP

We have served as the Company's auditor since 2016.

Franklin, Tennessee
February 26, 2021

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Nashville, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited Pinnacle Financial Partners, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements") and our report dated February 26, 2021 expressed an unqualified opinion.

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
February 26, 2021

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
ASSETS	2020	2019
Cash and noninterest-bearing due from banks	$203,296	$157,901
Restricted cash	223,788	137,045
Interest-bearing due from banks	3,522,224	210,784
Federal funds sold and other	12,141	20,977
Cash and cash equivalents	3,961,449	526,707

Securities available-for-sale, at fair value	3,586,681	3,539,995
Securities held-to-maturity (fair value of $1.1 billion, net of allowance for credit losses of $191,000 at Dec. 31, 2020, and $201.2 million at Dec. 31, 2019, respectively)	1,028,359	188,996
Consumer loans held-for-sale	87,821	81,820
Commercial loans held-for-sale	31,200	17,585

Loans	22,424,501	19,787,876
Less allowance for credit losses	(285,050)	(94,777)
Loans, net	22,139,451	19,693,099

Premises and equipment, net	290,001	273,932
Equity method investment	308,556	278,037
Accrued interest receivable	104,078	84,462
Goodwill	1,819,811	1,819,811
Core deposits and other intangible assets	42,336	51,130
Other real estate owned	12,360	29,487
Other assets	1,520,757	1,220,435
Total assets	$34,932,860	$27,805,496

Deposits:
Non-interest-bearing	$7,392,325	$4,795,476
Interest-bearing	5,689,095	3,630,168
Savings and money market accounts	11,099,523	7,813,939
Time	3,524,632	3,941,445
Total deposits	27,705,575	20,181,028
Securities sold under agreements to repurchase	128,164	126,354
Federal Home Loan Bank advances	1,087,927	2,062,534
Subordinated debt and other borrowings	670,575	749,080
Accrued interest payable	24,934	42,183
Other liabilities	411,074	288,569
Total liabilities	30,028,249	23,449,748
Stockholders' equity:
Preferred stock, no par value; 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at Dec. 31, 2020 and no shares issued and outstanding at Dec. 31, 2019	217,126	—
Common stock, par value $1.00; 180.0 million shares authorized; 75.9 million and 76.6 million shares issued and outstanding at Dec. 31, 2020 and 2019, respectively	75,850	76,564
Additional paid-in capital	3,028,063	3,064,467
Retained earnings	1,407,723	1,184,183
Accumulated other comprehensive income, net of taxes	175,849	30,534
Total stockholders' equity	4,904,611	4,355,748
Total liabilities and stockholders' equity	$34,932,860	$27,805,496
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share information)

	For the years ended December 31,
	2020	2019	2018
Interest income:
Loans, including fees	$919,744	$955,388	$850,472
Securities:
Taxable	35,663	46,649	48,192
Tax-exempt	58,867	51,138	35,995
Federal funds sold and other	6,768	14,761	12,058
Total interest income	1,021,042	1,067,936	946,717

Interest expense:
Deposits	135,547	231,641	151,043
Securities sold under agreements to repurchase	350	570	588
Federal Home Loan Bank advances and other borrowings	63,357	69,583	58,744
Total interest expense	199,254	301,794	210,375
Net interest income	821,788	766,142	736,342
Provision for credit losses	191,734	27,283	34,377
Net interest income after provision for credit losses	630,054	738,859	701,965

Noninterest income:
Service charges on deposit accounts	34,282	36,769	36,088
Investment services	29,537	24,187	21,985
Insurance sales commissions	10,055	9,344	9,331
Gains on mortgage loans sold, net	60,042	24,335	14,564
Investment gains (losses) on sales, net	986	(5,941)	(2,254)
Trust fees	16,496	14,184	13,143
Income from equity method investment	83,539	90,111	51,222
Other noninterest income	82,903	70,837	56,771
Total noninterest income	317,840	263,826	200,850

Noninterest expense:
Salaries and employee benefits	334,483	313,359	271,673
Equipment and occupancy	88,475	84,582	74,276
Other real estate expense, net	8,555	4,228	723
Marketing and other business development	10,693	13,251	11,712
Postage and supplies	7,819	8,144	7,815
Amortization of intangibles	9,793	9,908	10,549
Merger related expenses	—	—	8,259
Other noninterest expense	116,718	71,676	67,860
Total noninterest expense	576,536	505,148	452,867
Income before income taxes	371,358	497,537	449,948
Income tax expense	59,037	96,656	90,508
Net income	$312,321	$400,881	$359,440
Preferred stock dividends	7,596	—	—
Net income available to common shareholders	$304,725	$400,881	$359,440

Per share information:
Basic net income per common share	$4.04	$5.25	$4.66
Diluted net income per common share	$4.03	$5.22	$4.64
Weighted average common shares outstanding:
Basic	75,376,489	76,364,303	77,111,372
Diluted	75,654,385	76,763,903	77,449,917
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income:	$312,321	$400,881	$359,440
Other comprehensive income (loss), net of tax:
Changes in fair value on available-for-sale securities, net of tax	92,829	81,658	(51,464)
Changes in fair value of cash flow hedges, net of tax	52,798	(5,179)	2,660
Amortization (accretion) of net unrealized losses (gains) on securities transferred from available-for-sale to held-to-maturity, net of tax	(5,126)	184	(73)
Loss (gain) on cash flow hedges reclassified from other comprehensive income into net income, net of tax	5,542	1,588	(657)
Net loss (gain) on sale of investment securities reclassified from other comprehensive income into net income, net of tax	(728)	4,388	1,665
Total other comprehensive income (loss), net of tax	145,315	82,639	(47,869)
Total comprehensive income	$457,636	$483,520	$311,571

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share information)
For the each of the years in the three-year period ended December 31, 2020

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Amount	Shares	Amount
December 31, 2017	$—	77,740	$77,740	$3,115,304	$519,144	$(4,236)	$3,707,952
Exercise of employee common stock options	—	98	98	1,753	—	—	1,851
Repurchase of common stock	—	(405)	(405)	(20,289)	—	—	(20,694)
Common dividends paid ($0.58 per share)	—	—	—	—	(45,454)	—	(45,454)
Issuance of restricted common shares, net of forfeitures	—	157	157	(157)	—	—	—
Restricted shares withheld for taxes	—	(106)	(106)	(6,816)	—	—	(6,922)
Compensation expense for restricted shares & performance stock units	—	—	—	17,636	—	—	17,636
Net income	—	—	—	—	359,440	—	359,440
Other comprehensive loss	—	—	—	—	—	(47,869)	(47,869)
December 31, 2018	$—	77,484	$77,484	$3,107,431	$833,130	$(52,105)	$3,965,940
Exercise of employee common stock options	—	59	59	1,210	—	—	1,269
Repurchase of common stock	—	(1,102)	(1,102)	(60,314)	—	—	(61,416)
Common dividends paid ($0.64 per share)	—	—	—	—	(49,828)	—	(49,828)
Issuance of restricted common shares, net of forfeitures	—	211	211	(211)	—	—	—
Restricted shares withheld for taxes	—	(88)	(88)	(4,875)	—	—	(4,963)
Compensation expense for restricted shares & performance stock units	—	—	—	21,226	—	—	21,226
Net income	—	—	—	—	400,881	—	400,881
Other comprehensive income	—	—	—	—	—	82,639	82,639
December 31, 2019	$—	76,564	$76,564	$3,064,467	$1,184,183	$30,534	$4,355,748
Issuance of preferred stock, net of issuance costs	217,126	—	—	—	—	—	217,126
Exercise of employee common stock options	—	18	18	392	—	—	410
Repurchase of common stock	—	(1,015)	(1,015)	(49,775)	—	—	(50,790)
Preferred dividends paid ($16.88 per share)	—	—	—	—	(7,596)	—	(7,596)
Common dividends paid ($0.64 per share)	—	—	—	—	(49,389)	—	(49,389)
Issuance of restricted common shares, net of forfeitures	—	255	255	(255)	—	—	—
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes	—	86	86	(2,574)	—	—	(2,488)
Restricted shares withheld for taxes	—	(58)	(58)	(2,929)	—	—	(2,987)
Compensation expense for restricted shares & performance stock units	—	—	—	18,737	—	—	18,737
Net income	—	—	—	—	312,321	—	312,321
Cumulative effect of change in accounting principle	—	—	—	—	(31,796)	—	(31,796)
Other comprehensive income	—	—	—	—	—	145,315	145,315
December 31, 2020	$217,126	75,850	$75,850	$3,028,063	$1,407,723	$175,849	$4,904,611

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the years ended December 31,
	2020	2019	2018
Operating activities:
Net income	$312,321	$400,881	$359,440
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	38,051	20,294	19,141
Depreciation, amortization and accretion	45,203	8,342	(23,604)
Provision for credit losses	191,734	27,283	34,377
Gains on mortgage loans sold, net	(60,042)	(24,335)	(14,564)
Investment losses (gains) on sales, net	(986)	5,941	2,254
Stock-based compensation expense	18,737	21,226	17,636
Deferred tax expense (benefit)	(58,315)	14,696	11,765
Losses on disposition of other real estate and other investments	7,604	2,927	84
Income from equity method investment	(83,539)	(90,111)	(51,222)
Dividends received from equity method investment	53,020	51,312	33,651
Excess tax benefit from stock compensation	(417)	(1,011)	(2,966)
Gains on other loans sold, net	(2,620)	(3,624)	(3,287)
Commercial loans held for sale originated	(407,578)	(402,623)	(356,597)
Commercial loans held for sale sold	396,584	404,615	369,387
Consumer loans held for sale originated	(2,122,796)	(1,396,968)	(1,195,435)
Consumer loans held for sale sold	2,176,836	1,373,678	1,234,551
Increase in other assets	(157,294)	(57,499)	(24,471)
Increase in other liabilities	81,322	79,264	60,617
Net cash provided by operating activities	427,825	434,288	470,757
Investing activities:
Activities in securities available-for-sale:
Purchases	(1,412,210)	(1,455,073)	(1,314,721)
Sales	145,631	737,717	169,850
Maturities, prepayments and calls	469,337	372,300	323,571
Activities in securities held-to-maturity:
Purchases	—	(3,822)	—
Maturities, prepayments and calls	20,473	8,300	5,775
Increase in loans, net	(2,661,316)	(1,927,811)	(1,995,424)
Purchases of premises and equipment and software	(38,761)	(42,153)	(23,739)
Purchase of BOLI	(75,000)	(110,000)	(100,000)
Proceeds from BOLI settlement	6,486	321	3,467
Proceeds from sales of software, premises, and equipment	—	66	2,967
Acquisitions, net of cash acquired	—	(44,594)	—
Proceeds from sale of other real estate	13,272	8,446	16,088
Proceeds from (payments for) derivative instruments	35,680	(106,832)	—
Purchase of trade name	(1,000)	—	—
Increase in other investments	(71,254)	(55,926)	(56,918)
Net cash used in investing activities	(3,568,662)	(2,619,061)	(2,969,084)
Financing activities:
Net increase in deposits	7,524,867	1,332,491	2,399,407
Net increase (decrease) in repurchase agreements	1,810	21,613	(30,521)
Advances from Federal Home Loan Bank: Issuances	762,473	2,672,500	1,664,906
Advances from Federal Home Loan Bank: Payments	(1,737,521)	(2,053,555)	(1,541,212)
Proceeds from subordinated debt and other borrowings, net of issuance costs	56,568	316,078	19,850
Repayment of other borrowings	(136,661)	(184,175)	(620)
Principal payments of finance lease obligation	(243)	(226)	(168)
Issuance of preferred stock, net of issuance costs	217,126	—	—
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes	(2,488)	—	—
Exercise of common stock options, net of shares surrendered for taxes	(2,577)	(3,694)	(5,071)
Repurchase of common stock	(50,790)	(61,416)	(20,694)
Common stock dividends paid	(49,389)	(49,828)	(45,454)
Preferred stock dividends paid	(7,596)	—	—
Net cash provided by financing activities	6,575,579	1,989,788	2,440,423
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,434,742	(194,985)	(57,904)
Cash, cash equivalents and restricted cash, beginning of year	526,707	721,692	779,596
Cash, cash equivalents and restricted cash, end of year	$3,961,449	$526,707	$721,692
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a financial holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank (Pinnacle Bank).  Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue) and BNC Bancorp (BNC) on July 31, 2015, September 1, 2015, July 1, 2016 and June 16, 2017, respectively. Pinnacle Financial and Pinnacle Bank also collectively hold a 49% interest in Bankers Healthcare Group, LLC (BHG), a company that primarily serves as a full-service commercial loan provider to healthcare and other professional practices. Pinnacle Bank provides a full range of banking services, including investment, mortgage, and insurance services, and comprehensive wealth management services, in its 12 primarily urban markets within Tennessee, the Carolinas, Virginia and Georgia.

On July 2, 2019, Pinnacle Bank acquired all of the outstanding stock of Advocate Capital, Inc. (Advocate Capital) for a cash price of $59.0 million. Advocate Capital is a finance firm headquartered in Nashville, TN which supports the financial needs of legal firms through both case expense financing and working capital lines of credit. Pinnacle Financial accounted for the acquisition of Advocate Capital under the acquisition method in accordance with ASC Topic 805. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities acquired as of the date of acquisition. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. At the acquisition date, Advocate Capital's net assets, including identifiable intangible assets, were recorded at a fair value of approximately $45.6 million, consisting mainly of loans receivable. Advocate Capital's $134.3 million of indebtedness on the acquisition date was also paid off in connection with consummation of the acquisition. The purchase price allocations for the acquisition of Advocate Capital were finalized during the second quarter of 2020.

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

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses and the determination of any impairment of goodwill or intangible assets. It is reasonably possible Pinnacle Financial's estimate of the allowance for credit losses and determination of impairment of goodwill or intangible assets could change as a result of the continued impact of the COVID-19 pandemic on the economy. The resulting change in these estimates could be material to Pinnacle Financial's consolidated financial statements.

Impairment — Long-lived assets, including purchased intangible assets subject to amortization, such as core deposit intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Pinnacle Financial had $42.3 million and $51.1 million of long-lived intangibles at December 31, 2020 and 2019, respectively.

Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. As described below under Recently Adopted Accounting Pronouncements, Pinnacle Financial adopted the amendments to Accounting Standards Codification (ASC) 350, Intangibles - Goodwill and Other, effective January 1, 2020. The standard provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity performs a qualitative assessment and determines it is necessary, or if a qualitative assessment is not performed, the entity is required to perform a one-step test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the one-step goodwill impairment test is not required.

Pinnacle Financial performed a qualitative assessment as of September 30, 2020 by examining changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in the share price of Pinnacle Financial's common stock. The results of the qualitative assessment indicated that a one-step quantitative goodwill impairment test should be performed. The results of the quantitative impairment test, performed by an independent third party, indicated that the estimated fair value of Pinnacle Financial's sole reporting unit exceeded its carrying value amount at September 30, 2020 and, therefore, no goodwill impairment was recorded.

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

	Goodwill	Core deposit and other intangible assets	Total
Balance at December 31, 2019	$1,819,811	$51,130	$1,870,941
Purchase of trade name	—	1,000	1,000
Amortization	—	(9,793)	(9,793)
Balance at December 31, 2020	$1,819,811	$42,336	$1,862,147

The following table presents the gross carrying amount and accumulated amortization for the core deposit and other intangible assets (in thousands):

	December 31, 2020	December 31, 2019
Gross carrying amount	$108,665	$107,665
Accumulated amortization	(66,329)	(56,535)
Net book value	$42,336	$51,130

Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold, short-term discount notes and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents.  The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2020 as follows (in thousands):

	For the years ended December 31,
	2020	2019	2018
Cash Payments:
Interest	$215,888	$287,272	$199,464
Income taxes paid	110,798	86,960	55,626
Noncash Transactions:
Loans charged-off to the allowance for credit losses	49,333	28,467	30,400
Loans foreclosed upon with repossessions transferred to other real estate	3,436	17,937	3,524
Loans foreclosed upon with repossessions transferred to other repossessed assets	25	93	1,899
Other real estate sales financed	—	871	891
Fixed assets transferred to other real estate	—	8,182	—
Available-for-sale securities transferred to held-to-maturity portfolio	873,613	—	179,763
Held-for-sale loans transferred to held-for-investment loan portfolio	—	—	44,980
Right-of-use assets recognized in the period in exchange for lease obligations(1)	15,820	90,927	—

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

Allowance for Credit Losses - Securities Held-to-Maturity - Expected credit losses on debt securities classified as held-to-maturity are measured on a collective basis by major security type. The estimates of expected credit losses are based on historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The models rely on regression analyses to predict probability of default (PD) based on projected macroeconomic factors, including unemployment rates and gross domestic product (GDP), among others. At December 31, 2020, Pinnacle Financial's held-to-maturity securities consisted entirely of municipal securities rated A or higher by the ratings agencies. A reasonable and supportable period of eighteen months and reversion period of twelve months is utilized to estimate credit losses on held-to-maturity municipal securities. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

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

Loans — Pinnacle Financial uses the following loan segments for financial reporting purposes: owner occupied commercial real estate mortgage, non-owner occupied commercial real estate, consumer real estate mortgage, construction and land development, commerical and industrial and consumer and other.  The appropriate classification is determined based on the underlying collateral utilized to secure each loan. These classifications are consistent with those utilized in the Quarterly Report of Condition and Income filed by Pinnacle Bank with the Federal Deposit Insurance Corporation (FDIC).

Loans are reported at their outstanding principal balances, net of applicable purchase accounting and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method. At December 31, 2020 and 2019, net deferred loan fees of $53.2 million and $13.7 million respectively, were included as a reduction to loans on the accompanying consolidated balance sheets.

As part of our routine credit monitoring process, commercial loans receive risk ratings by the assigned financial advisor and are subject to validation by our independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pinnacle Financial believes that its categories follow those outlined by the FDIC, Pinnacle Bank's primary federal regulator. At December 31, 2020, approximately 81.4% of Pinnacle Financial's loan portfolio was assigned a specifically assigned risk rating. Certain consumer loans and commercial relationships that possess certain qualifying characteristics, including individually smaller balances, are generally not assigned an individual risk rating but are evaluated collectively for credit risk as a homogeneous pool of loans and individually as either accrual or nonaccrual based on the performance of the loan.

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

Purchased loans, including loans acquired through a merger, are initially recorded at fair value on the date of purchase. At the time of acquisition, management evaluates all purchased loans using a variety of factors such as current classification or risk rating, past due status and history as a component of the fair value determination. For purchased loans that have not experienced more-than-insignificant credit deterioration since origination, management evaluates each reviewed loan using an internal grading system with a grade assigned to each loan at the date of acquisition. To the extent that any purchased loan is not specifically reviewed, such loan is assumed to have characteristics similar to the characteristics of the specifically reviewed acquired portfolio of purchased loans. Purchased loans that have experienced more than insignificant credit deterioration since origination ("purchased credit deteriorated loans") are individually evaluated by management to determine the estimated fair value of each loan. In determining the estimated fair value of such loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received.

Allowance for Credit Losses - Loans - As described below under Recently Adopted Accounting Pronouncements, Pinnacle Financial adopted FASB ASC 326 effective January 1, 2020, which requires the estimation of an allowance for credit losses in accordance with the CECL methodology. Pinnacle Financial's management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

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
•Commercial and industrial loans - Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows. Loans granted under the PPP, which are fully guaranteed by the SBA, are included in this category.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification. Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

For commercial real estate, consumer real estate, construction and land development, and commercial and industrial loans, Pinnacle Financial primarily utilizes a PD and loss given default (LGD) modeling approach. These models utilize historical correlations between default experience and certain macroeconomic factors as determined through a statistical regression analysis. All loan segments modeled using this approach consider changes in the national unemployment rate. In addition to the national unemployment rate, GDP and the three month treasury rate are considered for owner occupied commercial real estate, the commercial real estate price index and the five year treasury rate are considered for construction loans, and the three month treasury rate is considered for commercial and industrial loans. Projections of these macroeconomic factors, obtained from an independent third party, are utilized to predict quarterly rates of default based on the statistical PD models. Adjustments are made to predicted default rates as considered necessary for each loan segment based on other quantitative and qualitative information not utilized as a direct input into the statistical models. The predicted quarterly default rates are then applied to the estimated future exposure at default (EAD), as determined based on contractual amortization terms and estimated prepayments. An estimated LGD, determined based on historical loss experience, is applied to the quarterly defaulted balances for each loan segment to estimate future losses of the loan's amortized cost.

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. Upon implementation of CECL on January 1, 2020 and at December 31, 2020, a reasonable and supportable period of eighteen months was utilized for all loan segments, followed by a twelve month straight line reversion to long term averages.

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

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. Individual evaluations are generally performed for loans greater than $1.0 million which have experienced significant credit deterioration. Such loans are evaluated for credit losses based on either discounted cash flows or the fair value of collateral. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral, less selling costs. For loans for which foreclosure is not probable, but for which repayment is expected to be provided substantially through the operation or sale of the collateral, Pinnacle Financial has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, with selling costs considered in the event sale of the collateral is expected. Loans for which terms have been modified in a TDR are evaluated using these same individual evaluation methods. In the event the discounted cash flow method is used for a TDR, the original interest rate is used to discount expected cash flows. Additional substantial credit risk review procedures were performed during 2020 to assess the impacts of the COVID-19 pandemic on the loan portfolio, and the results of these procedures are reflected in Pinnacle Financial's risk rating disclosures included in Note 5. Loans and Allowance for Credit Losses herein.

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

In accordance with CECL, losses are estimated over the remaining contractual terms of loans, adjusted for prepayments. The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation at the reporting date that a TDR will be executed or such renewals, extensions or modifications are included in the original loan agreement and are not unconditionally cancellable by Pinnacle Financial.

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

Allowance for Loan Losses (allowance) - Prior to the Adoption of FASB ASC 326 on Janaury 1, 2020, which introduced the CECL methodology for credit losses, the allowance for loan losses was composed of the result of two independent analyses pursuant to the provisions of ASC 450-20, Loss Contingencies and ASC 310-10-35, Receivables. The ASC 450-20 analysis was intended to quantify the inherent risks in the performing loan portfolio. The ASC 310-10-35 analysis included a loan-by-loan analysis of impaired loans, primarily consisting of loans reported as nonaccrual, troubled-debt restructurings or purchased credit impaired.

The ASC 450-20 component of the allowance for loan losses began with a historical loss rate calculation for each loan pool with similar risk characteristics. The losses realized over a rolling four-quarter cycle were utilized to determine an annual loss rate for each loan pool for each quarter-end in the look-back period. The look-back period in the loss rate calculation began with January 1, 2006, as the period from January 1, 2006 to present was believed to be representative of an economic cycle. The loss rates for each category were then averaged and applied to the end of period loan portfolio balances to determine estimated losses. The loss rates provided a quantitative estimate of credit losses inherent in the end of period loan portfolio based on actual loss experience.

The estimated loan loss allocation for all loan segments was then adjusted for management's estimate of probable losses for a number of qualitative factors that were not considered in the quantitative analysis. The qualitative categories and the measurements used to quantify the risks within each of these categories were subjectively selected by management, but measured by objective measurements period over period. The data for each measurement was obtained from either internal or external sources. The current period measurements were evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting factor was applied to the non-impaired loan portfolio. This amount represented estimated probable inherent credit losses which existed, but had not yet been identified either in risk ratings or the impairment process, as of the balance sheet date, and were based upon quarterly trend assessments in portfolio concentrations, policy exceptions, economic conditions, associate retention, independent loan review results, collateral considerations, credit quality, competition, enterprise wide risk assessments, and peer group credit quality. The qualitative allowance allocation, as determined by the processes noted above, was increased or decreased for each loan segment based on the assessment of these various qualitative factors.

The allowance for loan losses for purchased loans was calculated similar to that utilized for legacy Pinnacle Bank loans. Pinnacle Financial's accounting policy was to compare the computed allowance for loan losses for each purchased loan to the remaining fair value adjustment at the individual loan level. If the computed allowance at the loan level was greater than the remaining fair value adjustment, the excess was added to the allowance for loan losses by a charge to the provision for loan losses.

The ASC 450-20 portion of the allowance included a small unallocated component. Pinnacle Financial believed that the unallocated amount was warranted for inherent factors that could not be practically assigned to individual loan categories, such as the imprecision in the overall loss allocation measurement process, the subjectivity risk of potentially not considering all relevant environmental categories and related measurements and imprecision in its credit risk ratings process. The appropriateness of the unallocated component of the allowance was assessed each quarter end based upon changes in the overall business environment not otherwise captured.

Prior to the adoption of CECL, the impaired loan allowance was determined pursuant to ASC 310-10-35. Loans were considered impaired when, based on current information and events, it was probable that Pinnacle Financial would be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual terms means collecting all interest and principal payments of a loan as scheduled in the loan agreement. This evaluation was inherently subjective as it required material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses were charged off when management believed that the full collectability of the loan was unlikely.

An impairment allowance was recognized if the fair value of the loan was less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment was recognized through the provision for loan losses and was a component of the allowance for loan losses. Loans that were deemed impaired were recorded at the present value of expected future cash flows discounted at the loan's effective interest rate, or if the loan was collateral dependent, at the fair value of the collateral, less estimated disposal costs. If the loan was cash flow dependent, a specific reserve was established as a component of the allowance. If the loan was collateral dependent, any portion of the loan confirmed to be uncollectible was charged off, and a specific reserve was established for any remaining impairment. The fair value of collateral dependent loans was derived primarily from collateral appraisals performed by independent third-party appraisers. This analysis was completed for all individual loans greater than $1.0 million. The resulting allowance percentage by segment adjusted for specific trends identified, if applicable, was then applied to the remaining population of impaired loans.

Pursuant to the guidance set forth in ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the above impairment methodology was also applied to those loans identified as troubled debt restructurings.

Allowance for Credit Losses on Off Balance Sheet Credit Exposures - Pinnacle Financial estimates expected credit losses over the contractual term of obligations to extend credit, unless the obligation is unconditionally cancellable. The allowance for off balance sheet exposures is adjusted through other noninterest expense. The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions as used to estimate credit losses on existing funded loans.

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

Pinnacle Financial , or a subsidiary of Pinnacle Financial, is the lessee with respect to multiple office locations. At December 31, 2020, all such leases were being accounted for as operating leases within the accompanying consolidated financial statements, with the exception of one lease agreement classified as a finance lease. Beginning January 1, 2019, Pinnacle Financial recognized right-of-use assets and lease liabilities reflecting the present value of future minimum lease payments under its lease agreements in accordance with Accounting Standards Update 2016-02, Leases.

Other Real Estate Owned — Other real estate owned (OREO) represents real estate foreclosed upon or acquired by deed in lieu of foreclosure by Pinnacle Bank through loan defaults by customers as well as properties acquired in connection with the acquisition of BNC that had previously been held for future expansion but were transferred to OREO in 2019. Substantially all of these amounts relate to lots, homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequately supported the value recorded. Upon its acquisition by Pinnacle Bank, the property is recorded at fair value, based on appraised value, less selling costs estimated as of the date acquired. The difference from the loan balance related to the property, if any, is recognized as a charge-off through the allowance for credit losses. Additional OREO losses for subsequent downward valuation adjustments and expenses to maintain OREO are determined on a specific property basis and are included as a component of noninterest expense. Net gains or losses realized at the time of disposal are reflected in noninterest expense.

Included in the accompanying consolidated balance sheet at December 31, 2020 is $12.4 million of OREO with no related property-specific valuation allowances. At December 31, 2019, OREO totaled $30.3 million with related property-specific valuation allowances of $772,000. During the years ended December 31, 2020, 2019 and 2018, Pinnacle Financial had $8.6 million, $4.2 million and $723,000, respectively, of net foreclosed real estate expense.

Other Assets — Included in other assets as of December 31, 2020 and 2019, is approximately $4.5 million and $6.0 million, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial's primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2020, 2019, and 2018, Pinnacle Financial's amortization expense was approximately $2.3 million, $2.7 million and $3.0 million, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Bank has outstanding borrowings, including the Federal Home Loan Bank of Cincinnati. At both December 31, 2020 and 2019, the cost of these investments was $80.4 million. Pinnacle Financial determined that cost approximates the fair value of these investments. Additionally, Pinnacle Financial has recorded certain investments in other non-public entities and funds at fair value, of $47.8 million and $38.2 million at December 31, 2020 and 2019, respectively. During 2020, 2019 and 2018, Pinnacle Financial recorded net gains of $1.1 million, $2.8 million and $2.7 million, respectively, due to changes in the fair value of these investments. As more fully described in Note 9, Pinnacle Financial has an investment in twelve statutory business trusts valued at $4.0 million as of December 31, 2020. The statutory business trusts were established to issue preferred securities, the dividends for which are paid with interest payments Pinnacle Financial makes on subordinated debentures it issued to the statutory business trusts.

Pinnacle Bank is the owner and beneficiary of various life insurance policies on certain key executives and certain current and former directors and associates, including policies that were acquired in its mergers. Collectively, these policies are reflected in other assets in the accompanying consolidated balance sheets at their respective cash surrender values.  At December 31, 2020 and 2019, the aggregate cash surrender value of these policies was approximately $743.9 million and $652.7 million, respectively. Noninterest income related to these policies was $18.8 million, $17.4 million, and $12.5 million, during the years ended December 31, 2020, 2019 and 2018, respectively.

Also, as part of our compliance with the Community Reinvestment Act (CRA), we have investments in low income housing entities totaling $143.2 million and $100.9 million, net, as of December 31, 2020 and 2019, respectively. Included in our CRA investments are investments of $90.2 million and $58.4 million at December 31, 2020 and 2019, respectively, net of amortization, that qualify for federal low income housing tax credits. The investments are accounted for under the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received. The amortization and benefits are recognized as a component of income tax expense in the consolidated statements of income. The investments are recorded using the cost method.

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

Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and state income tax returns. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. Pinnacle Financial has a Real Estate Investment Trust subsidiary that files a separate federal tax return, but its income is included in the consolidated group's return as required by the federal tax laws.  Pinnacle Financial remains open to audit under the statute of limitations by the IRS and the states in which Pinnacle operates for the years ended December 31, 2017 through 2020.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Pinnacle Financial had accrued $571,000 in interest and/or penalties at December 31, 2020. No interest and/or penalties were accrued at December 31, 2019.

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

As of December 31, 2020, there were 101,769 stock options outstanding to purchase common shares. For the years ended December 31, 2020, 2019 and 2018, respectively, 277,896, 399,600 and 338,545 of dilutive stock options, dilutive restricted shares and restricted share units were included in the diluted earnings per share calculation under the treasury stock method. For the years ended December 31, 2020, 2019 and 2018, there were 394,593, 160,492 and 253,193 respectively, restricted shares excluded from the calculation because they were deemed to be antidilutive.

The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2020 (dollars in thousands except earnings per share):

	December 31, 2020	December 31, 2019	December 31, 2018
Basic earnings per common share calculation:
Numerator - Net income available to common shareholders	$304,725	$400,881	$359,440

Denominator – Weighted average common shares outstanding	75,376,489	76,364,303	77,111,372
Basic net income per common share	$4.04	$5.25	$4.66

Diluted earnings per common share calculation:
Numerator - Net income available to common shareholders	$304,725	$400,881	$359,440

Denominator – Weighted average common shares outstanding	75,376,489	76,364,303	77,111,372
Dilutive shares contingently issuable	277,896	399,600	338,545
Weighted average diluted common shares outstanding	75,654,385	76,763,903	77,449,917
Diluted net income per common share	$4.03	$5.22	$4.64

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

Comprehensive Income (Loss) — Comprehensive income (loss) consists of the total of all components of comprehensive income (loss) including net income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but excluded from net income (loss). As of December 31, 2020, 2019 and 2018, Pinnacle Financial's other comprehensive income (loss) consists primarily of unrealized gains and losses on securities available-for-sale, net of deferred tax expense (benefit) and unrealized gains (losses) on derivative hedging relationships.

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

Recently Adopted Accounting Pronouncements — In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify how entities other than private companies, such as public business entities and not-for-profit entities, are required to test goodwill for impairment by eliminating the comparison of the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The amendments became effective for Pinnacle Financial on January 1, 2020. As noted above, Pinnacle Financial performed its annual assessment of goodwill as of September 30, 2020. No impairment charge was identified as a result of the assessment.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), and has issued subsequent amendments thereto, which introduces the CECL methodology. Among other things, ASC 326 requires the measurement of all expected credit losses for financial assets, including loans and held-to-maturity debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The CECL model requires institutions to calculate all probable and estimable losses that are expected to be incurred through the financial asset's contractual life through a provision for credit losses, including loans obtained as a result of any acquisition not deemed to be purchased credit deteriorated (PCD). ASC 326 also requires the allowance for credit losses for PCD loans to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance determined at acquisition is added to the purchase price rather than recorded as provision expense. In accordance with ASC 326, the disclosure of credit quality indicators related to the amortized cost of financing receivables is further disaggregated by year of origination (or vintage). Pinnacle Financial adopted ASU 2016-13 and all then effective subsequent amendments thereto effective January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and off balance sheet credit exposures. Amounts for periods beginning on or after January 1, 2020 are presented under ASC 326 and all prior period information is presented in accordance with previously applicable GAAP. At January 1, 2020, Pinnacle Financial recognized a cumulative adjustment to retained earnings of $31.8 million, net of tax, attributable to an increase in the allowance for credit losses of $34.3 million, an increase in the allowance for off balance sheet credit exposures of $8.8 million, and an increase in deferred tax assets of $11.3 million. In addition, an allowance of $3.8 million was recognized on loans purchased with credit deterioration previously classified as purchased credit impaired (PCI) with a corresponding adjustment to the gross carrying amount of the loans. Pinnacle Financial adopted ASC 326 using the prospective transition approach for PCD loans, which did not require re-evaluation of whether loans previously classified as PCI loans met the criteria of PCD assets at the date of adoption. The remaining noncredit discount will be accreted into interest income at the effective interest rate as of January 1, 2020.

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Pinnacle Financial is implementing a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. Pinnacle Financial is assessing ASU 2020-04 and its impact on the transition away from LIBOR for its loans and other financial instruments.

Newly Issued Not Yet Effective Accounting Standards — In January 2020, the FASB issued Accounting Standards Update 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. These amendments, among other things, clarify that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted, including early adoption in an interim period. An entity should apply ASU 2020-01 prospectively at the beginning of the interim period that includes the adoption date. Pinnacle Financial is assessing ASU 2020-01 and its impact on its accounting and disclosures.

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

Subsequent Events — ASC Topic 855,  Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after December 31, 2020 through the date of the issued financial statements.

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

On March 1, 2016, Pinnacle Financial, Pinnacle Bank and the other members of BHG entered into an Amended and Restated Limited Liability Company Agreement of BHG and have subsequently entered into a Second Amended and Restated Limited Liability Company Agreement on February 2, 2021. The Second Amended and Restated Limited Liability Company Agreement, provides for, among other things, the following terms:

•the inability of any member of BHG to transfer its ownership interest in BHG without the consent of the other members of BHG until March 1, 2021, other than transfers to family members, trusts or affiliates of the transferring member or certain of their family members, in connection with the acquisition of Pinnacle Financial or Pinnacle Bank or a merger in which Pinnacle Financial or Pinnacle Bank is not the surviving entity, or as a result of a change in applicable law that forces Pinnacle Financial and/or Pinnacle Bank to divest their ownership interests in BHG;
•co-sale rights for Pinnacle Financial and Pinnacle Bank in the event the other members of BHG decide to sell all or a portion of their ownership interests and are permitted to do so pursuant to the Limited Liability Company Agreement; and
•a right of first refusal for BHG and the other members of BHG in the event that Pinnacle Financial and/or Pinnacle Bank decide to sell all or a portion of their ownership interests and are permitted to do so pursuant to the Limited Liability Company Agreement, except in connection with a transfer of their ownership interests to an affiliate or in connection with the acquisition of Pinnacle Financial or Pinnacle Bank or a merger in which Pinnacle Financial or Pinnacle Bank is not the surviving entity.

Pinnacle Financial accounts for this investment pursuant to the equity method for unconsolidated subsidiaries and will recognize its interest in BHG's profits and losses in noninterest income with corresponding adjustments to the BHG investment account. Because BHG has been determined to be a voting interest entity of which Pinnacle Financial and Pinnacle Bank together control less than a majority of the board seats, this investment does not require consolidation and is accounted for pursuant to the equity method of accounting. Additionally, Pinnacle Financial did not recognize any goodwill or other intangible assets associated with these transactions as of the respective purchase dates, however, it will recognize accretion income and amortization expense associated with the fair value adjustments to the net assets acquired including the fair value of certain of BHG's liabilities which are recorded as a component of income from equity method investment, pursuant to the equity method of accounting.

At December 31, 2020, Pinnacle Financial has recorded technology, trade name and customer relationship intangibles, net of related amortization, of $7.6 million compared to $8.8 million as of December 31, 2019. Amortization expense of $1.2 million was included in Pinnacle Financial's results for the year ended December 31, 2020 compared to $1.9 million for 2019 and $2.8 million for 2018. Accretion income of $2.1 million was included in Pinnacle Financial's results for the year ended December 31, 2020, while $2.6 million of accretion income was recorded in 2019 and $2.9 million was recorded in 2018. Additionally, at December 31, 2020, Pinnacle Financial had recorded accretable discounts associated with certain liabilities of BHG of $2.7 million compared to $4.8 million as of December 31, 2019.

During the year ended December 31, 2020, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $53.0 million in the aggregate, compared to $51.3 million during the year ended December 31, 2019 and $33.7 million during the year ended December 31, 2018. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated.

Pinnacle Bank has a revolving line of credit for the benefit of BHG in the amount of $100.0 million. At December 31, 2020, there was no outstanding balance on the line. The line accrues interest at LIBOR plus 225 basis points and is secured by all assets of BHG. The credit agreement contains covenants requiring BHG to maintain certain financial ratios and satisfy certain other affirmative and negative covenants. At December 31, 2020, BHG represented to Pinnacle Bank that it was in compliance, in all material respects, with these covenants.

BHG partners with third party lenders, including Pinnacle Bank, to facilitate loan originations as part of BHG’s alternative financing portfolio, whereby BHG acts as the marketing firm and refers loans to the third party lenders for funding. The third party lenders receive a fee for each loan funded and subsequently sold to BHG. These loans are ultimately sold through BHG's network of clients, which includes Pinnacle Bank. During the years ended December 31, 2020, 2019 and 2018, respectively, BHG purchased $453.8 million, $337.8 million and $129.8 million of loans originated by Pinnacle Bank, respectively. During the year ended December 31, 2020, Pinnacle Bank purchased $100.0 million of loans from BHG at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.75% and 5.00% per annum. Pinnacle Bank purchased no loans from BHG during the years ended December 31, 2019 and 2018, respectively.

The following summary of BHG's financial position and results of operations as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 are presented as unaudited due to BHG's fiscal year end being September 30 (in thousands):

Banker's Healthcare Group	December 31, 2020	December 31, 2019
Assets	$1,330,317	$840,398

Liabilities	$1,088,135	$641,037
Equity interests	242,182	199,361
Total liabilities and equity	$1,330,317	$840,398

	For the year ended December 31,
	2020	2019	2018
Revenues	$457,928	$366,500	$220,253
Net income, pre-tax	$171,964	$182,462	$104,297

Note 3.  Restricted Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At our option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2020 and 2019, the average daily balance maintained at the Federal Reserve was approximately $2.2 billion and $330.9 million, respectively.

Restricted cash included on the consolidated balance sheets was $223.8 million and $137.0 million at December 31, 2020 and 2019, respectively. This restricted cash is maintained at banks as collateral primarily for our derivative portfolio.

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

Note 4.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2020 and 2019 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Securities available-for-sale:
U.S Treasury securities	$82,199	$10	$—	$82,209
U.S. Government agency securities	74,916	1,547	60	76,403
Mortgage-backed securities	1,623,759	67,759	2,327	1,689,191
State and municipal securities	1,411,288	44,559	12,484	1,443,363
Asset-backed securities	177,878	715	657	177,936
Corporate notes	117,256	2,632	2,309	117,579
	$3,487,296	$117,222	$17,837	$3,586,681

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020

Securities held-to-maturity:
State and municipal securities	1,028,550	38,272	291	1,066,531
	$1,028,550	$38,272	$291	$1,066,531
Allowance for credit losses - securities held-to-maturity	(191)
Securities held-to-maturity, net of allowance for credit losses	$1,028,359
December 31, 2019
Securities available-for-sale:
U.S Treasury securities	$72,862	$19	$14	$72,867
U.S. Government agency securities	80,096	306	710	79,692
Mortgage-backed securities	1,458,894	12,789	7,776	1,463,907
State and municipal securities	1,669,606	52,096	7,249	1,714,453
Asset-backed securities	153,963	302	1,293	152,972
Corporate notes	56,212	635	743	56,104
	$3,491,633	$66,147	$17,785	$3,539,995
Securities held-to-maturity:
State and municipal securities	188,996	12,221	—	201,217
	$188,996	$12,221	$—	$201,217

During the quarters ended March 31, 2020 and September 30, 2018, Pinnacle Financial transferred, at fair value, $873.6 million and $179.8 million, respectively, of municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax gains of $69.0 million and net unrealized after tax losses of $2.2 million, respectively, remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of the transfer. At December 31, 2020, approximately $1.2 billion of Pinnacle Financial's investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase. At December 31, 2020, repurchase agreements comprised of secured borrowings totaled $128.2 million and were secured by $128.2 million of pledged U.S. government agency securities, municipal securities, asset backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities for the counterparty to remain adequately secured.

The amortized cost and fair value of debt securities as of December 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$83,050	$83,066	$—	$—
Due in one year to five years	12,406	12,802	1,409	1,494
Due in five years to ten years	188,991	198,687	7,180	7,300
Due after ten years	1,401,212	1,424,999	1,019,961	1,057,737
Mortgage-backed securities	1,623,759	1,689,191	—	—
Asset-backed securities	177,878	177,936	—	—
	$3,487,296	$3,586,681	$1,028,550	$1,066,531

At December 31, 2020 and 2019, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency securities	9,962	38	6,091	22	16,053	60
Mortgage-backed securities	165,696	1,772	35,997	555	201,693	2,327
State and municipal securities	175,115	2,220	345,435	10,264	520,550	12,484
Asset-backed securities	46,399	207	52,840	450	99,239	657
Corporate notes	9,978	40	23,920	2,269	33,898	2,309
Total temporarily-impaired securities	$407,150	$4,277	$464,283	$13,560	$871,433	$17,837

December 31, 2019
U.S. Treasury securities	$40,505	$14	$—	$—	$40,505	$14
U.S. Government agency securities	1,222	1	30,892	709	32,114	710
Mortgage-backed securities	458,881	5,102	163,767	2,674	622,648	7,776
State and municipal securities	204,958	1,938	244,884	5,311	449,842	7,249
Asset-backed securities	75,488	796	59,816	497	135,304	1,293
Corporate notes	—	—	16,908	743	16,908	743
Total temporarily-impaired securities	$781,054	$7,851	$516,267	$9,934	$1,297,321	$17,785

The applicable date for determining when securities are in an unrealized loss position is December 31, 2020 and 2019.  As such, it is possible that a security had a market value less than its amortized cost on other days during the twelve-month periods ended December 31, 2020 and 2019, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at December 31, 2020 and 2019, Pinnacle Financial had unrealized losses of $17.8 million on $871.4 million and $1.3 billion, respectively, of securities. The unrealized losses associated with $873.6 million and $179.8 million of municipal securities transferred from the available-for-sale portfolio to the held-to-maturity portfolio during the quarters ended March 31, 2020 and September 30, 2018, respectively, represent unrealized losses since the date of purchase, independent of the impact associated with changes in the cost basis upon transfer between portfolios. As described in Note 1. Summary of Significant Accounting Policies, for any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at December 31, 2020, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at December 31, 2020 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at December 31, 2020. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type as described in Note 1. Summary of Significant Accounting Policies. At December 31, 2020, Pinnacle Financial's held-to-maturity securities consist entirely of municipal securities. A reasonable and supportable period of eighteen months and reversion period of twelve months was utilized to estimate credit losses on held-to-maturity municipal securities at December 31, 2020. With the implementation of CECL effective January 1, 2020, estimated credit losses on held-to-maturity municipal securities totaled approximately $10,000. At December 31, 2020, the estimated allowance for credit losses on these securities increased to $191,000, with the increase driven largely by changes in macroeconomic projections.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At December 31, 2020, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, during 2020 available-for-sale securities of approximately $145.6 million were sold and net unrealized gains, net of tax, of $728,000 were reclassified from accumulated other comprehensive income into net income.

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

Note 5.  Loans and Allowance for Credit Losses

For financial reporting purposes, Pinnacle Financial classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed by Pinnacle Bank with the Federal Deposit Insurance Corporation (FDIC). Effective January 1, 2020, Pinnacle Financial adopted FASB ASU 2016-13 and related amendments, which introduced the CECL methodology for estimating credit losses. Accordingly, all information as of and for the year ended December 31, 2020 is presented in accordance with ASU 2016-13 and all prior period information is presented in accordance with previously applicable GAAP.

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
•Commercial and industrial loans - Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows. Loans granted under the PPP, which are fully guaranteed by the SBA, are included in this category. Such loans totaled $1.8 billion at December 31, 2020.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification. Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

Loans at December 31, 2020 and 2019 (in thousands) were as follows:

	December 31, 2020	December 31, 2019
Commercial real estate:
Owner-occupied	$2,802,227	$2,669,766
Non-owner occupied	5,203,384	5,039,452
Consumer real estate – mortgage	3,099,172	3,068,625
Construction and land development	2,901,746	2,430,483
Commercial and industrial	8,038,457	6,290,296
Consumer and other	379,515	289,254
Subtotal	$22,424,501	$19,787,876
Allowance for credit losses	(285,050)	(94,777)
Loans, net	$22,139,451	$19,693,099

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes lesser than those of the other defined risk categories further described below. Pinnacle Financial believes its categories follow those used by Pinnacle Bank's primary regulators. At December 31, 2020, approximately 81.4% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

Risk ratings are subject to continual review by a financial advisor and a senior credit officer. At least annually, Pinnacle Financial's credit procedures require every risk rated loan of $1.0 million or more be subject to a formal credit risk review process. Each loan's risk rating is also subject to review by Pinnacle Financial's independent loan review department, which reviews a substantial portion of Pinnacle Financial's risk rated portfolio annually. Included in the coverage are independent reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies. Substantial credit risk review procedures were performed during 2020 to assess the impacts of the COVID-19 pandemic on the loan portfolio, and the results of these procedures are reflected in Pinnacle Financial's risk rating disclosures as of December 31, 2020.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of December 31, 2020 (in thousands):

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial real estate- owner occupied
Pass	$824,419	$437,755	$430,690	$311,132	$280,826	$257,717	$74,287	$2,616,826
Special Mention	38,687	23,641	22,521	13,335	5,089	4,762	9,638	117,673
Substandard (1)	17,131	7,035	6,853	12,063	6,627	3,946	3,842	57,497
Substandard-nonaccrual	972	149	2,932	1,448	1,532	3,136	62	10,231
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$881,209	$468,580	$462,996	$337,978	$294,074	$269,561	$87,829	$2,802,227
Commercial real estate- Non-owner occupied
Pass	$1,210,032	$951,070	$728,348	$507,095	$482,642	$323,036	$73,706	$4,275,929
Special Mention	477,098	121,531	44,634	107,712	72,618	58,169	9,840	891,602
Substandard (1)	15,039	1,666	3,140	3,551	4,929	2,309	—	30,634
Substandard-nonaccrual	763	423	586	137	749	2,561	—	5,219
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - Non-owner occupied	$1,702,932	$1,074,690	$776,708	$618,495	$560,938	$386,075	$83,546	$5,203,384
Consumer real estate – mortgage
Pass	$730,617	$477,965	$321,411	$163,457	$123,900	$296,408	$945,558	$3,059,316
Special Mention	1,206	65	970	67	—	946	8,739	11,993
Substandard (1)	689	507	—	189	8	2,171	2,108	5,672
Substandard-nonaccrual	275	2,486	999	1,248	2,588	10,516	4,079	22,191
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$732,787	$481,023	$323,380	$164,961	$126,496	$310,041	$960,484	$3,099,172
Construction and land development
Pass	$1,199,902	$1,171,879	$363,247	$56,736	$19,198	$6,548	$18,233	$2,835,743
Special Mention	55,805	2,648	154	—	4,243	—	—	62,850
Substandard (1)	777	15	27	—	240	141	—	1,200
Substandard-nonaccrual	378	535	73	78	—	889	—	1,953
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$1,256,862	$1,175,077	$363,501	$56,814	$23,681	$7,578	$18,233	$2,901,746
Commercial and industrial
Pass	$3,572,453	$973,558	$601,865	$270,880	$116,736	$79,527	$2,141,512	$7,756,531
Special Mention	44,560	66,186	5,348	7,804	3,735	731	40,816	169,180
Substandard (1)	26,463	15,283	12,796	2,816	524	2,071	18,555	78,508
Substandard-nonaccrual	19,127	5,350	488	1,084	186	79	7,924	34,238
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$3,662,603	$1,060,377	$620,497	$282,584	$121,181	$82,408	$2,208,807	$8,038,457
Consumer and other
Pass	$165,029	$16,947	$6,515	$6,828	$3,690	$1,643	$178,859	$379,511
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	—	—	—	4	—	—	4
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$165,029	$16,947	$6,515	$6,828	$3,694	$1,643	$178,859	$379,515

Total loans
Pass	$7,702,452	$4,029,174	$2,452,076	$1,316,128	$1,026,992	$964,879	$3,432,155	$20,923,856
Special Mention	617,356	214,071	73,627	128,918	85,685	64,608	69,033	1,253,298
Substandard (1)	60,099	24,506	22,816	18,619	12,328	10,638	24,505	173,511
Substandard-nonaccrual	21,515	8,943	5,078	3,995	5,059	17,181	12,065	73,836
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$8,401,422	$4,276,694	$2,553,597	$1,467,660	$1,130,064	$1,057,306	$3,537,758	$22,424,501

The following table outlines the risk category of loans as of December 31, 2019 (in thousands):

December 31, 2019	Commercial real estate - mortgage	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Pass	$7,499,725	$3,019,203	$2,422,347	$6,069,757	$288,361	$19,299,393
Special Mention	51,147	13,787	2,816	79,819	698	148,267
Substandard (1)	139,518	10,969	3,042	125,035	47	278,611
Substandard-nonaccrual	18,828	24,666	2,278	15,685	148	61,605
Doubtful-nonaccrual	—	—	—	—	—	—
Total loans	$7,709,218	$3,068,625	$2,430,483	$6,290,296	$289,254	$19,787,876

(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding TDRs. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $173.5 million at December 31, 2020, compared to $276.0 million at December 31, 2019.

The table below presents the aging of past due balances by loan segment at December 31, 2020 and December 31, 2019 (in thousands):

December 31, 2020	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans
Commercial real estate:
Owner-occupied	$934	$2,672	$1,860	$5,466	$2,796,761	$2,802,227
Non-owner occupied	726	6,220	3,861	10,807	5,192,577	5,203,384
Consumer real estate – mortgage	8,859	328	6,274	15,461	3,083,711	3,099,172
Construction and land development	278	418	736	1,432	2,900,314	2,901,746
Commercial and industrial	20,278	5,801	4,408	30,487	8,007,970	8,038,457
Consumer and other	806	282	304	1,392	378,123	379,515
Total	$31,881	$15,721	$17,443	$65,045	$22,359,456	$22,424,501

December 31, 2019
Commercial real estate:
Owner-occupied	$2,307	$2,932	$1,719	$6,958	$2,662,808	$2,669,766
Non-owner occupied	3,156	3,641	3,816	10,613	5,028,839	5,039,452
Consumer real estate – mortgage	11,646	2,157	7,304	21,107	3,047,518	3,068,625
Construction and land development	1,392	711	1,487	3,590	2,426,893	2,430,483
Commercial and industrial	8,474	2,478	6,364	17,316	6,272,980	6,290,296
Consumer and other	1,770	414	570	2,754	286,500	289,254
Total	$28,745	$12,333	$21,260	$62,338	$19,725,538	$19,787,876

The following table details the changes in the allowance for credit losses from December 31, 2017 to December 31, 2018 to December 31, 2019 to December 31, 2020 by loan classification and the allocation of allowance for credit losses (in thousands):

	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Credit Losses:
Balance at December 31, 2017	$8,992	$12,196	$5,031	$8,962	$24,863	$5,874	$1,322	$67,240
Charged-off loans	(2,652)	(378)	(1,593)	(74)	(13,175)	(12,528)	—	(30,400)
Recovery of previously charged-off loans	1,568	528	2,653	1,863	3,035	2,711	—	12,358
Provision for credit losses	2,667	4,025	1,579	377	17,008	9,366	(645)	34,377
Balance at December 31, 2018	$10,575	$16,371	$7,670	$11,128	$31,731	$5,423	$677	$83,575
Charged-off loans	(1,625)	(75)	(1,335)	(18)	(19,208)	(6,206)	—	(28,467)
Recovery of previously charged-off loans	1,252	980	1,827	682	6,473	1,172	—	12,386
Provision for credit losses	3,204	2,687	(108)	870	17,116	3,206	308	27,283
Balance at December 31, 2019	$13,406	$19,963	$8,054	$12,662	$36,112	$3,595	$985	$94,777
Impact of adopting ASC 326	264	(4,740)	21,029	(3,144)	23,040	2,638	(985)	38,102
Charged-off loans	(2,598)	(546)	(3,478)	—	(38,718)	(3,993)	—	(49,333)
Recovery of previously charged-off loans	1,317	911	1,493	147	4,540	1,554	—	9,962
Provision for credit losses	10,909	63,544	6,206	32,743	73,449	4,691	—	191,542
Balance at December 31, 2020	$23,298	$79,132	$33,304	$42,408	$98,423	$8,485	$—	$285,050

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

As described in Note 1. Summary of Significant Accounting Policies, Pinnacle Financial adopted ASU 2016-13 on January 1, 2020, which introduced the CECL methodology for estimating all expected losses over the life of a financial asset. Under the CECL methodology the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At December 31, 2020, Pinnacle Financial utilized a reasonable and supportable period of eighteen months for all loan segments, followed by a twelve month straight line reversion to long term averages. Upon adoption of ASU 2016-13, the opening balance of the allowance for credit losses was increased by $38.1 million through retained earnings. The adequacy of the allowance for credit losses is reviewed by Pinnacle Financial's management on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. The additional increase during the year ended December 31, 2020 is primarily attributable to the change in projected economic conditions resulting from the COVID-19 pandemic, with elevated levels of the unemployment rate being the most significant driver.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses (in thousands):

	Real Estate	Business Assets	Other	Total
December 31, 2020
Commercial real estate:
Owner-occupied	$15,681	$—	$—	$15,681
Non-owner occupied	7,000	—	—	7,000
Consumer real estate – mortgage	27,082	—	—	27,082
Construction and land development	2,049	—	—	2,049
Commercial and industrial	—	22,437	39	22,476
Consumer and other	—	—	4	4
Total	$51,812	$22,437	$43	$74,292

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at December 31, 2020 and December 31, 2019. Also presented is the balance of loans on nonaccrual status at December 31, 2020 for which there was no related allowance for credit losses recorded (in thousands):

	December 31, 2020			December 31, 2019
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner-occupied	$10,231	$5,985	$—	$11,654	$—
Non-owner occupied	5,219	1,522	—	7,173	—
Consumer real estate – mortgage	22,191	—	273	24,667	168
Construction and land development	1,953	—	—	2,278	—
Commercial and industrial	34,238	29,030	1,785	15,685	946
Consumer and other	4	—	304	148	501
Total	$73,836	$36,537	$2,362	$61,605	$1,615

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income through cash payments received on nonaccrual loans during the year ended December 31, 2020 compared to $176,000, and $469,000 in interest income from cash payments received on nonaccrual loans during the years ended December 31, 2019 and 2018, respectively. Had these nonaccruing loans been on accruing status, interest income would have been higher by $3.3 million, $3.0 million and $4.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Approximately $51.7 million and $35.8 million of nonaccrual loans as of December 31, 2020 and 2019, respectively, were performing pursuant to their contractual terms at those dates.

The following tables presents the recorded investment, average recorded investment, and the amount of interest income recognized on a cash basis for impaired loans at December 31, 2019 and 2018, respectively, as determined under ASC 310 prior to the adoption of ASU 2016-13. Impaired loans generally include nonaccrual loans, TDRs, and other loans deemed to be impaired but that continue to accrue interest. Presented are the recorded investment, unpaid principal balance, and related allowance of impaired loans at December 31, 2019 and 2018, respectively, by loan classification (in thousands):

	December 31, 2019			For the year ending December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Cash basis interest income recognized
Impaired loans with an allowance:
Commercial real estate – mortgage	$9,998	$10,983	$1,235	$13,750	$—
Consumer real estate – mortgage	20,996	23,105	1,292	20,909	—
Construction and land development	542	654	33	578	—
Commercial and industrial	4,074	5,381	711	8,871	—
Consumer and other	148	182	9	350	—
Total	$35,758	$40,305	$3,280	$44,458	$—
Impaired loans without an allowance:
Commercial real estate – mortgage	$8,124	$8,891	$—	$11,642	$176
Consumer real estate – mortgage	4,022	4,021	—	7,509	—
Construction and land development	19	17	—	365	—
Commercial and industrial	10,221	11,322	—	12,945	—
Consumer and other	—	—	—	—	—
Total	$22,386	$24,251	$—	$32,461	$176
Total impaired loans	$58,144	$64,556	$3,280	$76,919	$176

	December 31, 2018			For the year ended December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Cash basis interest income recognized
Impaired loans with an allowance:
Commercial real estate – mortgage	$14,114	$14,124	$724	$10,260	$—
Consumer real estate – mortgage	19,864	19,991	1,443	13,154	—
Construction and land development	581	579	28	1,157	—
Commercial and industrial	9,252	9,215	1,441	9,326	—
Consumer and other	983	1,005	328	718	—
Total	$44,794	$44,914	$3,964	$34,615	$—
Impaired loans without an allowance:
Commercial real estate – mortgage	$14,724	$14,739	$—	$17,906	$469
Consumer real estate – mortgage	7,247	7,271	—	5,477	—
Construction and land development	1,786	1,786	—	1,463	—
Commercial and industrial	14,595	14,627	—	15,796	—
Consumer and other	—	—	—	—	—
Total	$38,352	$38,423	$—	$40,642	$469
Total impaired loans	$83,146	$83,337	$3,964	$75,257	$469

 Prior to the adoption of ASU 2016-13, loans acquired with deteriorated credit quality, referred to under ASC 310-30 as purchased credit impaired loans and under ASU 2016-13 as purchased credit deteriorated loans, were assigned a credit related purchase discount and non-credit related purchase discount at acquisition. Upon adoption of ASU 2016-13 on January 1, 2020, the remaining credit related discount was re-classified to a component of the allowance for credit losses. The remaining non-credit discount will continue to be accreted into income over the remaining lives of the related loans. The following table provides a rollforward of PCD loans from December 31, 2018 through December 31, 2020 (in thousands):

	Gross Carrying Value	Accretable Yield	Nonaccretable Yield	Carrying Value
December 31, 2018	$42,837	$(114)	$(17,394)	$25,329
Acquisitions	1,883	—	—	1,883
Reclassification of yield from nonaccretable to accretable	—	(7,505)	7,505	—
Settlements	(15,176)	2,818	6,061	(6,297)
December 31, 2019	$29,544	$(4,801)	$(3,828)	$20,915
Reclassification of discount to allowance for credit losses	—	—	3,828	3,828
Settlements	(8,158)	2,561	—	(5,597)
December 31, 2020	$21,386	$(2,240)	$—	$19,146

The carrying value is adjusted for additional draws, pursuant to contractual arrangements, offset by loan paydowns. Year-to-date settlements include both loans that were charged-off as well as loans that were paid off, typically as a result of refinancings at other institutions.

At December 31, 2020 and 2019, there were $2.5 million and $4.9 million, respectively, of TDRs that were performing as of their restructure date and which are accruing interest. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and/or credit officers separate and apart from the normal loan approval process.  These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

The following table outlines the amount of each TDR by loan classification made during the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
December 31, 2020
Commercial real estate:
Owner-occupied	—	$—	$—
Non-owner occupied	—	—	—
Consumer real estate – mortgage	1	807	807
Construction and land development	—	—	—
Commercial and industrial	—	—	—
Consumer and other	—	—	—
	1	$807	$807
December 31, 2019
Commercial real estate:
Owner-occupied	1	$306	$287
Non-owner occupied	—	—	—
Consumer real estate – mortgage	1	683	683
Construction and land development	1	19	19
Commercial and industrial	1	1,318	777
Consumer and other	—	—	—
	4	$2,326	$1,766
December 31, 2018
Commercial real estate:
Owner-occupied	—	$—	$—
Non-owner occupied	—	—	—
Consumer real estate – mortgage	3	1,967	1,967
Construction and land development	1	347	347
Commercial and industrial	—	—	—
Consumer and other	—	—	—
	4	$2,314	$2,314

During the years ended December 31, 2020, 2019 and 2018, Pinnacle Financial had no TDRs that subsequently defaulted within twelve months of the restructuring. A default is defined as an occurrence which violates the terms of the receivable's contract.

In response to the COVID-19 pandemic and its economic impact to its customers, Pinnacle Bank implemented a short-term modification program in accordance with interagency regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due at the time of the modification. This program allowed for a deferral of payments for up to two successive 90 day periods for a cumulative maximum of 180 days. Pursuant to interagency guidance, such short-term deferrals are not deemed to meet the criteria for reporting as TDRs. For borrowers requiring a longer-term modification following the short-term loan modification program, Pinnacle Financial worked with these borrowers whose loans were not more than 30 days past due at December 31, 2019 and who required modifications as a result of COVID-19 to modify such loans under Section 4013 of the CARES Act. The outstanding balance at December 31, 2020 of loans which have received such modifications was approximately $825.6 million. In accordance with the provisions of the CARES Act, these modifications have not been classified as TDRs.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications.  Pinnacle Financial had a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2020 with the comparative exposures for December 31, 2019 (in thousands):

	At December 31, 2020
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2019
Lessors of nonresidential buildings	$3,558,320	$884,392	$4,442,712	$4,578,116
Lessors of residential buildings	1,340,937	785,309	2,126,246	1,599,837
New housing for-sale builders	474,932	649,370	1,124,302	1,090,603
Hotels and motels	949,712	89,547	1,039,259	967,771
Total	$6,323,901	$2,408,618	$8,732,519	$8,236,327

Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as a part of its concentration management process. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank's total risk-based capital. At December 31, 2020 and 2019, Pinnacle Bank's construction and land development loans as a percentage of total risk-based capital were 89.0% and 83.6%, respectively. Non owner-occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 264.0% and 268.3% as of December 31, 2020 and 2019, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non owner-occupied commercial real estate and multifamily ratio of less than 300% of total risk-based capital. When a bank's ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Pinnacle Bank was within the 100% and 300% guidelines as of December 31, 2020 and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds.

At December 31, 2020, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $10.7 million to current directors, executive officers, and their related interests, of which $6.8 million had been drawn upon.  At December 31, 2019, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $10.6 million to directors, executive officers, and their related interests, of which approximately $6.8 million had been drawn upon.  All loans to directors, executive officers, and their related entities were performing in accordance with contractual terms at December 31, 2020 and 2019.

At December 31, 2020, Pinnacle Financial had approximately $31.2 million in commercial loans held for sale compared to $17.6 million at December 31, 2019, which primarily included commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

Residential Lending

At December 31, 2020, Pinnacle Financial had approximately $67.8 million of mortgage loans held-for-sale compared to approximately $61.6 million at December 31, 2019. Total mortgage loan volumes sold during the year ended December 31, 2020 were approximately $1.8 billion compared to approximately $1.1 billion for the year ended December 31, 2019. During the year ended December 31, 2020, Pinnacle Financial recognized $60.0 million in gains on the sale of these loans, net of commissions paid, compared to $24.3 million and $14.6 million, respectively, during the years ended December 31, 2019 and 2018.

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

Note 6.  Premises and Equipment and Lease Commitments

Premises and equipment at December 31, 2020 and 2019 are summarized as follows (in thousands):

	Range of Useful Lives			2020	2019
Land	Not applicable			$70,140	$64,814
Buildings	15 years	-	30 years	194,432	185,340
Leasehold improvements	15 years	-	20 years	50,867	45,398
Furniture and equipment	3 years	-	20 years	126,678	109,900
				442,117	405,452
Less: accumulated depreciation and amortization				152,116	131,520
				$290,001	$273,932

Depreciation and amortization expense was approximately $22.8 million, $22.1 million, and $21.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities. The leases are classified as operating or finance leases at commencement. Right-of-use assets representing the right to use the underlying asset and lease liabilities representing the obligation to make future lease payments are recognized on the balance sheet within other assets and other liabilities. These assets and liabilities are estimated based on the present value of future lease payments discounted using Pinnacle Financial's incremental secured borrowing rates as of the commencement date of the lease. Certain lease agreements contain renewal options which are considered in the determination of the lease term if they are deemed reasonably certain to be exercised. Pinnacle Financial has elected not to recognize leases with an original term of less than 12 months on the balance sheet.

Right-of-use assets and lease liabilities relating to Pinnacle Financial's operating and finance leases are as follows at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Right-of-use assets:
Operating leases	$83,647	$79,574
Finance leases	1,770	1,996
Total right-of-use assets	$85,417	$81,570
Lease liabilities:
Operating leases	$87,737	$83,219
Finance leases	3,001	3,244
Total lease liabilities	$90,738	$86,463

The total lease cost related to operating leases and short term leases is recognized on a straight-line basis over the lease term. For finance leases, right-of-use assets are amortized on a straight-line basis over the lease term and interest imputed on the lease liability is recognized using the effective interest method. The components of Pinnacle Financial's total lease cost were as follows for the years ended December 31, 2020 and 2019 (in thousands):

	For the years ended December 31,
	2020	2019
Operating lease cost	$13,963	$13,992
Short-term lease cost	354	295
Finance lease cost:
Interest on lease liabilities	227	243
Amortization of right-of-use asset	226	226
Sublease income	(1,324)	(1,463)
Net lease cost	$13,446	$13,293

The weighted average remaining lease term and weighted average discount rate for operating and finance leases at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term
Operating leases	10.37 years	10.75 years
Finance leases	7.84 years	8.84 years
Weighted average discount rate
Operating leases	2.91%	3.07%
Finance leases	7.22%	7.22%

Cash flows related to operating and finance leases during the year ended December 31, 2020 and 2019 were as follows (in thousands):

	For the years ended December 31,
	2020	2019
Operating cash flows related to operating leases	$13,494	$13,609
Operating cash flows related to finance leases	$227	$243
Financing cash flows related to finance leases	$243	$226

Future undiscounted lease payments for operating and finance leases with initial terms of more than 12 months are as follows at December 31, 2020 (in thousands):

	Operating Leases	Finance Leases
2021	$13,607	$470
2022	12,413	470
2023	11,582	479
2024	11,506	527
2025	9,247	527
Thereafter	45,701	1,494
Total undiscounted lease payments	104,056	3,967
Less: imputed interest	(16,319)	(966)
Net lease liabilities	$87,737	$3,001

Note 7.  Deposits

At December 31, 2020, the scheduled maturities of time deposits are as follows (in thousands):

2021	$2,810,182
2022	563,181
2023	125,703
2024	11,666
2025	12,684
Thereafter	1,216
$3,524,632

At December 31, 2020 and 2019, approximately $808.3 million and $995.3 million, respectively, of time deposits had been issued in denominations of $250,000 or greater.

At December 31, 2020 and 2019, Pinnacle Financial had $920,000 and $1.9 million, respectively, of deposit accounts in overdraft status that have been reclassified to loans on the accompanying consolidated balance sheets.

Note 8.  Federal Home Loan Bank Advances

Pinnacle Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist Pinnacle Bank in the funding of its home mortgage and commercial real estate loan portfolios.  Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, certain qualifying commercial mortgage loans with an aggregate carrying value of approximately $6.2 billion as collateral under the borrowing agreements with the FHLB.

At December 31, 2020 and 2019, Pinnacle Bank had outstanding advances from the FHLB totaling approximately $1.1 billion and $2.1 billion, respectively. The scheduled maturities of FHLB advances at December 31, 2020 and interest rates are as follows (in thousands):

	Scheduled Maturities	Weighted average interest rates
2021	$200,000	0.28%
2022	—	—%
2023	—	—%
2024	—	—%
2025	116,250	0.64%
Thereafter	775,013	2.15%
	1,091,263
Deferred costs	(3,336)
Total Federal Home Loan Bank advances	$1,087,927
Weighted average interest rate		1.64%

At December 31, 2020, Pinnacle Bank had accommodations which allow it to borrow from the Federal Reserve Bank of Atlanta's discount window and purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates.  These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. At December 31, 2020, Pinnacle Bank had approximately $6.7 billion in borrowing availability with the FHLB, the Federal Reserve Bank discount window, and other correspondent banks with whom Pinnacle Bank has arranged lines of credit. At December 31, 2020, Pinnacle Bank was not carrying any balances with the Federal Reserve Bank discount window or correspondent banks under these arrangements.

Note 9.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities, and Pinnacle Financial and Pinnacle Bank have entered into certain other subordinated debt agreements. These instruments are outlined below as of December 31, 2020 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2020	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	3.03%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	1.64%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 07, 2006	September 30, 2036	20,619	1.90%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	3.07%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 03, 2003	April 15, 2033	5,155	3.49%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 07, 2034	6,186	3.09%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	2.64%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	1.94%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	3.35%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	1.71%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	1.94%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 05, 2005	September 30, 2035	10,310	1.74%	30-day LIBOR + 1.50%
Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	3.34%	3-month LIBOR + 3.128%
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	3.34%	3-month LIBOR + 3.128%
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (1)
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)
Debt issuance costs and fair value adjustment			(12,420)
Total subordinated debt and other borrowings			$670,575

(1) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(2) Migrates to three month LIBOR + 2.775% beginning September 15, 2024 through the end of the term.
On April 22, 2020, Pinnacle Financial established a credit facility with the Federal Reserve Bank in conjunction with the SBA Paycheck Protection Program, with available borrowing capacity equal to the outstanding balance of PPP loans, which totaled approximately $1.8 billion at December 31, 2020. There are no amounts outstanding on this facility at December 31, 2020.

Effective January 1, 2020, Pinnacle Financial used $80.0 million of the net proceeds from the 2019 subordinated debt offering to redeem certain other subordinated notes, including the $20.0 million aggregate principal amount of Avenue subordinated notes and $60.0 million aggregate principal amount of BNC subordinated notes.

Note 10.  Income Taxes

Income tax expense attributable to continuing operations for each of the years ended December 31 is as follows (in thousands):

	2020	2019	2018
Current tax expense :
Federal	$98,082	$77,422	$73,921
State	19,270	4,538	4,822
Total current tax expense	117,352	81,960	78,743
Deferred tax expense:
Federal	(45,450)	12,446	10,162
State	(12,865)	2,250	1,603
Total deferred tax (benefit) expense	(58,315)	14,696	11,765
Total income tax expense	$59,037	$96,656	$90,508

Pinnacle Financial's income tax expense differs from the amounts computed by applying the Federal income tax statutory rate of 21% to income before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2020 is as follows (in thousands):

	2020	2019	2018
Income tax expense at statutory rate	$77,985	$104,483	$94,489
State excise tax expense, net of federal tax effect	5,059	5,363	5,076
Tax-exempt securities	(13,706)	(11,078)	(7,222)
Federal tax credits	(3,717)	(1,704)	(845)
Bank owned life insurance	(4,759)	(3,646)	(2,764)
Insurance premiums	(272)	(238)	(112)
Excess tax benefits associated with equity compensation	(417)	(1,011)	(2,966)
Other items	(1,136)	4,487	4,852
Income tax expense	$59,037	$96,656	$90,508

Pinnacle Financial's effective tax rate differs from the Federal income tax rates primarily due to a state excise tax expense, investments in bank-qualified municipal securities, tax benefits from Pinnacle Bank's real estate investment trust and municipal investment subsidiaries, and tax benefits associated with share-based compensation, bank owned life insurance, and Pinnacle Financial's captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation.

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Deferred tax assets:
Allowance for credit losses	$72,316	$23,051
Loans	14,694	20,808
Insurance	690	673
Accrued liability for supplemental retirement agreements	7,457	7,308
Restricted stock and stock options	9,181	10,515
Cash flow hedge	—	1,373
Equity method investment	171	425
Lease liability	23,894	22,782
Other real estate owned	2,287	691
Net federal operating loss carryforward and credits	1,796	5,954
Annual incentive compensation	8,712	12,626
Partnership interests	25,225	—
Allowance for off balance sheet credit exposures	6,069	618
Other deferred tax assets	2,559	2,501
Total deferred tax assets	175,051	109,325

Deferred tax liabilities:
Depreciation and amortization	14,418	12,455
Core deposit and other intangible assets	11,077	13,253
Securities	34,373	8,287
Cash flow hedge	19,627	—
REIT dividends	1,366	1,650
FHLB related liabilities	1,798	925
Right-of-use assets and other leasing transactions	22,232	21,169
Subordinated debt	1,920	2,050
Partnership interests	—	3,534
Other deferred tax liabilities	1,630	1,875
Total deferred tax liabilities	108,441	65,198
Net deferred tax assets	$66,610	$44,127

At December 31, 2020, the Company had federal and state loss and tax credit carryforwards resulting from acquisitions of approximately $8.4 million that expire at various dates from 2028 to 2034.

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

A reconciliation of the beginning and ending unrecognized tax benefit related to state uncertain tax positions is as follows (in thousands):

	2020	2019	2018
Balance at January 1,	$6,910	$5,083	$2,838
Increases due to tax positions taken during the current year	2,748	1,827	2,245
Increases due to tax positions taken during a prior year	—	—	—
Decreases due to the lapse of the statute of limitations during the current year	—	—	—
Decreases due to settlements with the taxing authorities during the current year	—	—	—
Balance at December 31,	$9,658	$6,910	$5,083

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Pinnacle Financial recognized $571,000 in interest and penalties for the year ended December 31, 2020.

Note 11.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2020, these commitments amounted to $9.5 billion, of which approximately $1.2 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At December 31, 2020, these commitments amounted to $195.7 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At December 31, 2020, Pinnacle Financial had accrued $23.2 million for expected credit losses associated with off balance sheet commitments. The adoption of ASU 2016-13 effective January 1, 2020, which introduced the CECL methodology for measuring credit losses, as discussed more fully in Note. 1 Summary of Significant Accounting Policies, increased the opening balance of our accrual for off-balance sheet commitments at adoption by $8.8 million. The remainder of the increase in off-balance sheet commitments in 2020 as compared to 2019 is largely attributable to the anticipated economic impact of the COVID-19 pandemic and its effect on Pinnacle Financial's CECL credit loss modeling for the year ended December 31, 2020.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these routine claims outstanding at December 31, 2020 will not have a material impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 12.  Salary Deferral Plans

Pinnacle Financial has a 401(k) retirement plan (the 401k Plan) covering all employees who elect to participate, subject to certain eligibility requirements. The 401(k) Plan allows employees to defer up to 50% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% of employee self-directed contributions during 2020, 2019, and 2018. Pinnacle Financial's expense associated with the matching component of the plan for each of the years in the three-year period ended December 31, 2020 was approximately $9.4 million, $8.1 million and $7.6 million, respectively, and is included in the accompanying consolidated statements of operations in salaries and employee benefits expense.

Pinnacle Financial has assumed supplemental retirement plans for certain directors and executive officers of banks which we have acquired. At December 31, 2020 and 2019, respectively, Pinnacle Financial had recorded $29.8 million and $29.2 million of liabilities on its balance sheet associated with these supplemental executive retirement plans. A portion of these assumed plans were fully funded with Rabbi Trusts whose balances at December 31, 2020 totaled $17.3 million. At December 31, 2020, the remaining amounts that are not yet funded are included in other liabilities in the accompanying consolidated balance sheets.

Note 13.  Stock Options and Restricted Shares

Pinnacle Financial's 2018 Omnibus Incentive Plan (the "2018 Plan") permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At December 31, 2020, there were 800,554 shares available for issuance under the 2018 Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further shares remain available for issuance under the CapitalMark Option Plan. At December 31, 2020, all of the remaining options outstanding were granted under the CapitalMark Option Plan.

Common Stock Options

As of December 31, 2020, of the 101,769 stock options outstanding, approximately 46,010 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while approximately 55,759 options would be deemed non-qualified stock options and thus not subject to favorable tax treatment to the option holder. Favorable treatment generally refers to the recipient of the award not having to report ordinary income at the date of exercise assuming certain conditions are met. All stock options granted under the CapitalMark Plan were fully vested at the date of the CapitalMark merger.

A summary of stock option activity within the equity incentive plans during each of the years in the three-year period ended December 31, 2020 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000's)
Outstanding at December 31, 2017	276,468	$21.40
Granted	—	—
Stock options exercised	(97,877)	18.91
Forfeited	—	—
Outstanding at December 31, 2018	178,591	$22.77
Granted	—	—
Stock options exercised	(59,317)	21.40
Forfeited	—	—
Outstanding at December 31, 2019	119,274	$23.45
Granted	—	—
Stock options exercised	(17,505)	23.40
Forfeited	—	—
Outstanding at December 31, 2020	101,769	$23.46	1.86	$4,169
Options exercisable at December 31, 2020	101,769	$23.46	1.86	$4,169

(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial Common Stock of $64.40 per common share at December 31, 2020 for the 101,769 options that were in-the-money at December 31, 2020.

During 2020, 2019 and 2018, the aggregate intrinsic value of stock options exercised under Pinnacle Financial's equity incentive plans was $350,000, $2.3 million and $2.7 million, respectively, determined as of the date of option exercise.

There have been no options granted by Pinnacle Financial since 2008. All stock option awards granted by Pinnacle Financial were fully vested during 2013. Stock options granted under the CapitalMark Plan were fully vested at the time of acquisition. As such, there was no impact on the results of operations for stock-based compensation related to stock options for any year in the three-year period ended December 31, 2020, except for the tax impact recorded as a component of income tax expense upon exercise.

Restricted Shares

A summary of activity for unvested restricted share awards for the years ended December 31, 2020, 2019, and 2018 follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2017	936,135	$50.08
Shares awarded	180,450	62.40
Conversion of previously awarded performance share units to restricted share awards	6,200	67.85
Restrictions lapsed and shares released to associates/directors	(400,820)	46.33
Shares forfeited	(29,159)	59.51
Unvested at December 31, 2018	692,806	$55.19
Shares awarded	245,845	55.25
Restrictions lapsed and shares released to associates/directors	(348,145)	40.47
Shares forfeited	(35,210)	58.22
Unvested at December 31, 2019	555,296	$57.04
Shares awarded	284,904	55.91
Restrictions lapsed and shares released to associates/directors	(215,846)	55.39
Shares forfeited	(29,685)	59.64
Unvested at December 31, 2020	594,669	$56.97

Pinnacle Financial grants restricted share awards to associates (including certain members of executive management) and outside directors with time-based vesting criteria. The following tables outline restricted stock grants that were made by grant year, grouped by similar vesting criteria, during the three-year period ended December 31, 2020. The table below reflects the life-to-date activity for these awards:

Grant Year	Group (1)	Vesting Period in years			Shares awarded	Restrictions Lapsed and shares released to participants	Shares Withheld for taxes by participants	Shares Forfeited by participants (5)	Shares Unvested
Time Based Awards
2018	Associates (2)	3	—	5	147,601	38,972	16,923	17,358	74,348
2018	Associates (2) (3)	3	—	5	16,777	8,683	1,948	942	5,204
2019	Associates (2)	3	—	5	229,296	30,287	12,016	22,543	164,450
2020	Associates (2)	3	—	5	266,379	3,034	1,342	7,573	254,430
Outside Director Awards (4)
2018	Outside directors	1			16,072	12,783	3,289	—	—
2019	Outside directors	1			16,549	14,582	1,967	—	—
2020	Outside directors	1			18,525	—	—	—	18,525

(1)Groups include employees (referred to as associates above) and outside directors. When the restricted shares are awarded, a participant receives voting rights and forfeitable dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. Once the restrictions lapse, the participant is taxed on the value of the award and may elect to sell some shares (or have Pinnacle Financial withhold some shares) to pay the applicable income taxes associated with the award. Alternatively, the recipient can pay the withholding taxes in cash. For time-based vesting restricted share awards, dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination. For awards to Pinnacle Financial's directors, dividends are placed into escrow until the forfeiture restrictions on such shares lapse.
(2)The forfeiture restrictions on these restricted share awards lapse in equal annual installments on the anniversary date of the grant.
(3)Restricted share awards issued to associates that were former associates of BNC and to Pinnacle Financial's Chairman of the Carolinas and Virginia pursuant to legacy BNC incentive plans assumed by Pinnacle Financial.
(4)Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan.  Restrictions on those awards granted in 2020 lapse on February 28, 2021 based on each individual board member meeting their attendance goals for the various board and board committee meetings to which each member was scheduled to attend.
(5)These shares represent forfeitures resulting from recipients whose employment or board membership is terminated during each of the years in the three-year period ended December 31, 2020 or for which the performance criteria applicable to the award are not achieved. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

  Compensation expense associated with the time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award.

Performance-based Vesting Restricted Share Units

The following table details the performance-based vesting restricted share unit awards (all of which are performance units) outstanding at December 31, 2020:

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

(1)The named executive officers are awarded a range of awards that may be earned based on attainment of goals at a target level of performance to a maximum level of performance.
(2)Restricted share unit awards, if earned, will be settled in shares of Pinnacle Financial Common Stock in the periods noted in the table, if Pinnacle Bank's ratio of non-performing assets to its loans plus OREO is less than amounts established in the applicable award agreement.

During the years ended December 31, 2020 and 2018, the restrictions associated with 129,723 performance-based vesting restricted stock unit awards and 6,200 performance-based restricted stock unit awards, respectively, granted in prior years lapsed, based on the terms of the applicable award agreement and approval by Pinnacle Financial's Human Resources and Compensation Committee, and were settled into shares of Pinnacle Financial common stock with 43,996 shares and 1,860 shares, respectively, being withheld to pay the taxes associated with the settlement of those shares.

A summary of stock compensation expense, net of the impact of income taxes, related to restricted share awards and perfomance-based vesting restricted share unit awards for the three-year period ended December 31, 2020, follows (in thousands):

	2020	2019	2018

Restricted stock expense	$18,737	$21,226	$17,636
Income tax benefit	4,898	5,548	4,610
Restricted stock expense, net of income tax benefit	$13,839	$15,678	$13,026

As of December 31, 2020, the total compensation cost related to unvested restricted share awards and performance-based vesting restricted share unit awards not yet recognized was $38.7 million. This expense, if the underlying awards are earned, is expected to be recognized over a weighted-average period of 1.93 years.

Note 14.  Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customer transactions as of December 31, 2020 and 2019 is included in the following table (in thousands):

	December 31, 2020		December 31, 2019
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Assets	$1,565,916	$101,602	$1,296,389	$43,507
Liabilities	1,565,916	(102,919)	1,296,389	(43,715)
Total	$3,131,832	$(1,317)	$2,592,778	$(208)

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Year ended December 31,
		2020	2019	2018
Interest rate swap agreements	Other noninterest income	$(1,109)	$(80)	$(33)

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. A summary of Pinnacle Financial's cash flow hedge relationships as of December 31, 2020 and 2019 are as follows (in thousands):

					December 31, 2020		December 31, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor - loans	Other assets	3.93	—%	2.25% minus 1 month LIBOR	$1,500,000	$124,585	$2,800,000	$87,422
Liability derivatives
Interest rate swaps - borrowings	Other liabilities	—	—%	N/A	$—	$—	$99,000	$(3,312)

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	Years ended December 31,
	2020	2019	2018
Asset derivatives
Interest rate floor - loans	$62,979	$(1,432)	$—
Liability derivatives
Interest rate swaps - borrowings	$2,447	$(1,149)	$2,660
	$65,426	$(2,581)	$2,660

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive (loss) income would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Pinnacle Financial expects the hedges to continue to be highly effective and qualify for hedge accounting during the remaining terms of the swaps. Losses on cash flow hedges totaling $5.5 million and $1.6 million, net of tax, were reclassified from other comprehensive income (loss) into net income during the years ended December 31, 2020 and 2019, respectively. Gains on cash flow hedges totaling $657,000, net of tax, were reclassified from accumulated other comprehensive income (loss) into net income during the year ended December 31, 2018. During the first quarter of 2020, loan interest rate floors entered into in the second quarter of 2019 with a notional amount totaling $1.3 billion and unrealized gains totaling $16.5 million were terminated. These unrealized gains are being amortized into net income on a straight line basis through October 2021. Approximately $6.6 million in unrealized gains, net of tax, are expected to be reclassified from accumulated other comprehensive income (loss) into net income over the next twelve months. On December 16, 2020, cash flow swaps with a notional amount of $99.0 million were terminated resulting in the reclassification of $4.7 million of unrealized losses out of other comprehensive income (loss) into net income.

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

A summary of Pinnacle Financial's fair value hedge relationships as of December 31, 2020 and 2019 are as follows (in thousands):

					December 31, 2020		December 31, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate swap agreements - securities	Other assets	8.59	0.58%	Federal funds	$231,421	$4,696	$—	$—
Liability derivatives
Interest rate swap agreements - securities	Other liabilities	6.04	3.08%	3 month LIBOR	477,510	(72,010)	477,905	(40,778)
					$708,931	$(67,314)	$477,905	$(40,778)

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the years end December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Location of Gain on Derivative	Amount of Gain Recognized in Income
		Year ended December 31,
Liability derivatives		2020	2019	2018
Interest rate swap agreements - securities	Interest income on securities	$(26,536)	$(25,982)	$(14,796)
Interest rate swap agreements - loans	Interest income on loans	$—	$(6,915)	$(7,037)

	Location of Loss on Hedged Item	Amount of Loss Recognized in Income
		Years ended December 31,
Liability derivatives		2020	2019	2018
Interest rate swap agreements - securities	Interest income on securities	$26,536	$25,982	$14,796
Interest rate swap agreements - loans	Interest income on loans	$—	$6,915	$7,037

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at December 31, 2020 and 2019 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Line item on the balance sheet
Securities available-for-sale	$841,543	$551,789	$67,314	$40,778

During the year ended December 31, 2019, a fair value hedging relationship on loans was unwound resulting in a swap termination payment to the counterparty of approximately $14.0 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans. During the years ended December 31, 2020 and 2019 amortization expense totaling $4.3 million and $2.7 million, respectively, related to these previously terminated fair value hedges was recognized as a reduction to interest income on loans.

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

Note 16.  Related Party Transactions

See Note 5 - "Loans and Allowance for Credit Losses", concerning loans and other extensions of credit to certain directors, officers, and their related entities and individuals, Note 12 – "Salary Deferral Plans" regarding supplemental retirement agreement obligations to certain directors who were formerly directors or employees of acquired banks and Note 2 - "Equity Method Investment" regarding related parties associated with the investment.

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

Other assets – Included in other assets are certain assets carried at fair value, including interest rate swap agreements to facilitate customer transactions, interest rate floors designated as cash flow hedges and interest rate locks associated with the mortgage loan pipeline.  The carrying amount of interest rate swap agreements is based on Pinnacle Financial's pricing models that utilize observable market inputs. The fair value of the cash flow hedge agreements is determined by calculating the difference between the discounted fixed rate cash flows and the discounted variable rate cash flows.  The fair value of the mortgage loan pipeline rate locks is based upon the projected sales price of the underlying loans, taking into account market interest rates and other market factors at the measurement date, net of the projected fallout rate.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

Collateral dependent loans – Collateral dependent loans are measured at the fair value of the collateral securing the loan less estimated selling costs. The fair value of real estate collateral is determined based on real estate appraisals which are generally based on recent sales of comparable properties which are then adjusted for property specific factors. Non-real estate collateral is valued based on various sources, including third party asset valuations and internally determined values based on cost adjusted for depreciation and other judgmentally determined discount factors. Collateral dependent loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower's underlying financial condition.

Other real estate owned – Other real estate owned (OREO) represents real estate foreclosed upon by Pinnacle Bank through loan defaults by customers or acquired by deed in lieu of foreclosure. A significant portion of these amounts relate to lots, homes and development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequate collateral. Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for credit losses. Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable. OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value as appraisal values are property-specific and sensitive to the changes in the overall economic environment.

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

The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2020 and 2019, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2020
Investment securities available-for-sale:
U.S. treasury securities	$82,209	$—	$82,209	$—
U.S. government agency securities	76,403	—	76,403	—
Mortgage-backed securities	1,689,191	—	1,689,191	—
State and municipal securities	1,443,363	—	1,427,866	15,497
Asset-backed securities	177,936	—	177,936	—
Corporate notes and other	117,579	—	117,579	—
Total investment securities available-for-sale	3,586,681	—	3,571,184	15,497
Other investments	73,395	—	25,636	47,759
Other assets	242,470	—	242,470	—
Total assets at fair value	$3,902,546	$—	$3,839,290	$63,256

Other liabilities	$177,025	$—	$177,025	$—
Total liabilities at fair value	$177,025	$—	$177,025	$—

December 31, 2019
Investment securities available-for-sale:
U.S. treasury securities	$72,867	$—	$72,867	$—
U.S. government agency securities	79,692	—	79,692	—
Mortgage-backed securities	1,463,907	—	1,463,907	—
State and municipal securities	1,714,453	—	1,698,550	15,903
Asset-backed securities	152,972	—	152,972	—
Corporate notes and other	56,104	—	56,104	—
Total investment securities available-for-sale	3,539,995	—	3,524,092	15,903
Other investments	63,291	—	25,135	38,156
Other assets	134,040	—	134,040	—
Total assets at fair value	$3,737,326	$—	$3,683,267	$54,059

Other liabilities	$87,613	$—	$87,613	$—
Total liabilities at fair value	$87,613	$—	$87,613	$—

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019 (in thousands):

December 31, 2020	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$12,360	$—	$—	$12,360
Collateral dependent loans (1)	43,795	—	—	43,795
Total	$56,155	$—	$—	$56,155

December 31, 2019
Other real estate owned	$29,487	$—	$—	$29,487
Impaired loans, net (1)	32,477	—	—	32,477
Total	$61,964	$—	$—	$61,964

(1)The carrying value of collateral dependent loans at December 31, 2020 is net of a valuation allowance of $3.5 million, and the carrying value of impaired loans at December 31, 2019 is net of a valuation allowance of $3.3 million.

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the year ended December 31, 2020, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the years ended December 31, 2020 and December 31, 2019, (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the year ended December 31,
	2020			2019
	Available-for-sale Securities	Other investments	Other liabilities	Available-for-sale Securities	Other investments	Other liabilities
Fair value, Jan. 1	$15,903	$38,156	$—	$14,595	$26,422	$—
Total net realized gains (losses) included in income	110	1,067	—	116	2,785	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at Dec. 31	627	—	—	2,710	—	—
Purchases	—	11,663	—	—	11,297	—
Issuances	—	—	—	—	—	—
Settlements	(1,143)	(3,127)	—	(1,518)	(2,348)	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value, Dec. 31	$15,497	$47,759	$—	$15,903	$38,156	$—
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at Dec. 31	$110	$1,067	$—	$116	$2,785	$—

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at December 31, 2020 and 2019.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands).

December 31, 2020	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Financial assets:
Securities held-to-maturity	$1,028,359	$1,066,531	$—	$1,066,531	$—
Loans, net	22,139,451	22,407,546	—	—	22,407,546
Consumer loans held-for-sale	87,821	89,625	—	89,625	—
Commercial loans held-for-sale	31,200	31,841	—	31,841	—
Financial liabilities:
Deposits and securities sold under agreements to repurchase	27,833,739	26,929,142	—	—	26,929,142
Federal Home Loan Bank advances	1,087,927	1,189,035	—	—	1,189,035
Subordinated debt and other borrowings	670,575	677,521	—	—	677,521
Off-balance sheet instruments:
Commitments to extend credit (2)	9,692,607	24,887	—	—	24,887
December 31, 2019
Financial assets:
Securities held-to-maturity	$188,996	$201,217	$—	$201,217	$—
Loans, net	19,693,099	19,171,845	—	—	19,717,845
Consumer loans held-for-sale	81,820	82,986	—	82,986	—
Commercial loans held-for-sale	17,585	17,836	—	17,836	—
Financial liabilities:
Deposits and securities sold under agreements to repurchase	20,307,382	19,647,392	—	—	19,647,392
Federal Home Loan Bank advances	2,062,534	2,078,514	—	—	2,078,514
Subordinated debt and other borrowings	749,080	712,220	—	—	712,220
Off-balance sheet instruments:
Commitments to extend credit (2)	8,141,920	3,786	—	—	3,786

(1)Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.
(2)At the end of each period, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments, including both commitments for unfunded loans and standby letters of credit. In making this evaluation, Pinnacle Financial utilizes credit loss expectations on funded loans from our allowance for credit losses methodology and evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at December 31, 2020 and 2019, Pinnacle Financial included in other liabilities $23.2 million and $2.4 million, respectively, representing expected credit losses on off-balance sheet commitments, which are reflected in the estimated fair values of the related commitments. Also included in the fair values at December 31, 2020 and 2019, are unamortized fees related to these commitments of $1.7 million and $1.4 million, respectively.

Note 18.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary and disclosures surrounding those VIE's which have not been consolidated. The consolidation methodology provided in this footnote as of December 31, 2020 and 2019 has been prepared in accordance with ASC 810.

Non-consolidated Variable Interest Entities

At December 31, 2020, Pinnacle Financial did not have any consolidated VIEs to disclose but did have the following non-consolidated VIEs: low income housing partnerships, trust preferred issuances, commercial loan TDRs, and managed discretionary trusts.

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

Pinnacle Financial has invested in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to assist Pinnacle Bank in achieving its strategic plan associated with the Community Reinvestment Act and to achieve a satisfactory return on capital. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

Pinnacle Financial is a limited partner in each LIHTC limited partnership. Each limited partnership is managed by an unrelated third party general partner who exercises full control over the affairs of the limited partnership. The general partner has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership. Except for limited rights granted to the limited partner(s), the limited partner(s) may not participate in the operation, management, or control of the limited partnership’s business, transact any business in the limited partnership’s name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement or is negligent in performing its duties.

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

The following table summarizes VIE's that are not consolidated by Pinnacle Financial as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Classification
Low Income Housing Partnerships	$143,190	$—	$100,885	$—	Other Assets
Trust Preferred Issuances	N/A	132,995	N/A	132,995	Subordinated Debt
Commercial Troubled Debt Restructurings	180	—	828	—	Loans
Managed Discretionary Trusts	N/A	N/A	N/A	N/A	N/A

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

During the year ended December 31, 2020, Pinnacle Bank paid $119.1 million in dividends to Pinnacle Financial. As of December 31, 2020, Pinnacle Bank could pay approximately $788.3 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2013, Pinnacle Financial has paid a quarterly common stock dividend. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 19, 2021, when the board of directors increased the dividend to $0.18 per share from $0.16 per share. During the second quarter of 2020, the firm successfully issued 9.0 million depositary shares, each representing a 1/40th fractional interest in a share of Series B noncumulative, perpetual preferred stock (the "Series B Preferred Stock") in a registered public offering to both retail and institutional investors. Beginning in the third quarter of 2020, Pinnacle Financial began paying a quarterly dividend of $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock. The amount and timing of all future dividend payments by Pinnacle Financial, if any, including dividends on Pinnacle Financial's Series B Preferred Stock from Pinnacle Bank, is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's receipt of dividends, earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to Pinnacle Financial and receipt of any regulatory approvals that may become required as a result of each of Pinnacle Financial's or Pinnacle Bank's financial results.

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

Management believes, as of December 31, 2020, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain certain total, Tier 1, common equity Tier 1 and Tier 1 leverage capital ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital to risk weighted assets:
Pinnacle Financial	$3,678,405	14.3%	$2,063,352	8.0%	$2,579,190	10.0%
Pinnacle Bank	$3,259,538	12.7%	$2,055,892	8.0%	$2,569,865	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,803,541	10.9%	$1,547,514	6.0%	$2,063,352	8.0%
Pinnacle Bank	$2,933,674	11.4%	$1,541,919	6.0%	$2,055,892	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$2,586,292	10.0%	$1,160,635	4.5%	N/A	N/A
Pinnacle Bank	$2,933,551	11.4%	$1,156,439	4.5%	$1,670,412	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,803,541	8.6%	$1,298,756	4.0%	N/A	N/A
Pinnacle Bank	$2,933,674	9.1%	$1,294,033	4.0%	$1,617,541	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital to risk weighted assets:
Pinnacle Financial	$3,159,375	13.2%	$1,912,885	8.0%	$2,391,106	10.0%
Pinnacle Bank	$2,906,853	12.2%	$1,906,839	8.0%	$2,383,549	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,319,234	9.7%	$1,434,664	6.0%	$1,912,885	8.0%
Pinnacle Bank	$2,679,713	11.2%	$1,430,129	6.0%	$1,906,839	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$2,319,112	9.7%	$1,075,998	4.5%	N/A	N/A
Pinnacle Bank	$2,679,590	11.2%	$1,072,597	4.5%	$1,549,307	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,319,234	9.1%	$1,021,836	4.0%	N/A	N/A
Pinnacle Bank	$2,679,713	10.5%	$1,019,210	4.0%	$1,274,012	5.0%

(*) Average assets for the above calculations were based on the most recent quarter.

As noted above, during the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock in a registered public offering to both retail and institutional investors. Net proceeds from the transaction were approximately $217.1 million after deducting the underwriting discounts and offering expenses payable by Pinnacle Financial. The net proceeds were retained by Pinnacle Financial and are available to support the capital needs of Pinnacle Financial and Pinnacle Bank, to support Pinnacle Financial's obligations, including interest payments on its outstanding indebtedness, and for other general corporate purposes.

Note 20.  Other Noninterest Income and Expense

Other noninterest income and expense totals are more fully detailed in the following tables (in thousands). Any components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented, as well as amounts Pinnacle Financial elected to present, are stated separately.

	Years ended December 31,
	2020	2019	2018
Other noninterest income:
Interchange and other consumer fees	$40,960	$36,158	$28,720
Bank-owned life insurance	18,784	17,361	12,535
Loan swap fees	4,568	4,758	4,043
SBA loan sales	5,579	4,933	4,604
Gain on other equity investments	1,072	2,789	2,778
Other noninterest income	11,940	4,838	4,091
Total other noninterest income	$82,903	$70,837	$56,771

Other noninterest expense:
Deposit related expenses	$24,392	$17,017	$22,768
Lending related expenses	40,784	24,573	19,428
Wealth management related expenses	2,053	1,986	1,837
Audit, exam and insurance expense	10,596	9,194	7,791
FHLB restructuring charges	15,168	—	—
Administrative and other expenses	23,725	18,906	16,036
Total other noninterest expense	$116,718	$71,676	$67,860

Note 21.  Parent Company Only Financial Information

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2020 and 2019 and for each of the years in the three-year period ended December 31, 2020 (in thousands):
CONDENSED BALANCE SHEETS

	2020	2019
Assets:
Cash and cash equivalents	$275,888	$182,091
Investments in bank subsidiaries	4,972,160	4,653,310
Investments in consolidated subsidiaries	9,322	7,816
Investment in unconsolidated subsidiaries:
Statutory Trusts	3,995	3,995
Other investments	113,445	97,459
Current income tax receivable	51,621	11,696
Other assets	25,747	29,566
	$5,452,178	$4,985,933
Liabilities and stockholders' equity:
Income taxes payable to subsidiaries	—	2,467
Subordinated debt and other borrowings	541,286	620,256
Other liabilities	6,281	7,462
Stockholders' equity	4,904,611	4,355,748
	$5,452,178	$4,985,933

CONDENSED STATEMENTS OF OPERATIONS

	2020	2019	2018
Revenues:
Income from bank subsidiaries	$119,065	$113,982	$83,090
Income from nonbank subsidiaries	119	178	170
Income from equity method investment	22,587	24,298	13,731
Other income	3,861	3,485	1,310
Expenses:
Interest expense	23,877	18,425	17,703
Personnel expense, including stock compensation	18,737	21,226	17,636
Other expense	2,905	1,496	1,312
Income before income taxes and equity in undistributed income of subsidiaries	100,113	100,796	61,650
Income tax benefit	(5,370)	(4,457)	(8,570)
Income before equity in undistributed income of subsidiaries	105,483	105,253	70,220
Equity in undistributed income of bank subsidiaries	205,327	294,354	288,728
Equity in undistributed income of nonbank subsidiaries	1,511	1,274	492
Net income	$312,321	$400,881	$359,440
Preferred stock dividends	7,596	—	—
Net income available to common shareholders	$304,725	$400,881	$359,440

CONDENSED STATEMENTS OF CASH FLOWS

	2020	2019	2018
Operating activities:
Net income	$312,321	$400,881	$359,440
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and accretion	1,122	(3,094)	105
Stock-based compensation expense	18,737	21,226	17,636
Increase (decrease) in income tax payable, net	(2,467)	2,467	(24)
Deferred tax expense (benefit)	3,876	(2,857)	(549)
Income from equity method investments, net	(22,587)	(24,298)	(13,731)
Dividends received from equity method investment	9,251	8,953	5,872
Excess tax benefit from stock compensation	(417)	(1,011)	(2,966)
Gain on other investments	(195)	(1,057)	(209)
Decrease (increase) in other assets	(39,981)	7,295	4,390
Increase (decrease) in other liabilities	(764)	5,322	2,758
Equity in undistributed income of bank subsidiary	(205,327)	(294,354)	(288,728)
Equity in undistributed income of nonbank subsidiary	(1,511)	(1,274)	(492)
Net cash provided by operating activities	72,058	118,199	83,502
Investing activities:
Investment in consolidated banking subsidiaries	—	(180,000)	—
Increase in other investments	(2,454)	(1,411)	(2,321)
Net cash used in investing activities	(2,454)	(181,411)	(2,321)
Financing activities:
Proceeds from subordinated debt and other borrowings, net of issuance costs	(93)	316,078	19,850
Repayment of other borrowings	(80,000)	(49,880)	(620)
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes	(2,488)	—	—
Exercise of common stock options, net of repurchase of restricted shares	(2,577)	(3,694)	(5,071)
Issuance of preferred stock, net of issuance costs	217,126	—	—
Repurchase of common stock	(50,790)	(61,416)	(20,694)
Common dividends paid	(49,389)	(49,828)	(45,454)
Preferred stock dividends paid	(7,596)	—	—
Net cash provided by (used in) financing activities	24,193	151,260	(51,989)
Net increase in cash	93,797	88,048	29,192
Cash and cash equivalents, beginning of year	182,091	94,043	64,851
Cash and cash equivalents, end of year	$275,888	$182,091	$94,043

Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial under Tennessee banking laws. Pinnacle Bank paid dividends of $119.1 million, $114.0 million and $83.1 million, respectively to Pinnacle Financial in each of the years ended December 31, 2020, 2019 and 2018.

Note 22.  Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2020 follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Interest income	$263,069	$251,738	$249,188	$257,047
Net interest income	193,552	200,657	206,594	220,985
Provision for credit losses	99,889	68,332	16,333	7,180
Net income before taxes	26,691	73,674	137,049	133,944
Net income	28,356	62,444	110,645	110,876
Net income available to common shareholders	28,356	62,444	106,847	107,078
Basic net income per share	$0.37	$0.83	$1.42	$1.42
Diluted net income per share	$0.37	$0.83	$1.42	$1.42

2019
Interest income	$257,883	$265,851	$275,749	$268,453
Net interest income	187,246	188,918	195,806	194,172
Provision for credit losses	7,184	7,195	8,260	4,644
Net income before taxes	117,074	124,719	137,224	118,520
Net income available to common shareholders	93,960	100,321	110,521	96,079
Basic net income per share	$1.22	$1.31	$1.45	$1.26
Diluted net income per share	$1.22	$1.31	$1.44	$1.26

2018
Interest income	$211,528	$230,984	$248,110	$256,095
Net interest income	174,471	182,236	189,420	190,215
Provision for credit losses	6,931	9,402	8,725	9,319
Net income before taxes	103,143	109,865	118,183	118,757
Net income available to common shareholders	83,510	86,865	93,747	95,318
Basic net income per share	$1.08	$1.13	$1.22	$1.24
Diluted net income per share	$1.08	$1.12	$1.21	$1.23

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

Management Report on Internal Control Over Financial Reporting

The report of Pinnacle Financial's management on Pinnacle Financial's internal control over financial reporting begins on page 92 of this Annual Report on Form 10-K.  The report of Pinnacle Financial's independent registered public accounting firm on Pinnacle Financial's internal control over financial reporting is set forth on page 96 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2021 under the headings "Corporate Governance-Code of Conduct," "Proposal #1 Election of Directors-Audit Committee," "Proposal #1 Election of Directors," "Information About Our Executive Officers," and "Delinquent Section 16(a) Reports" and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2021 under the headings "Proposal #1 Election of the Directors-Director Compensation" and "Executive Compensation" and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this Item regarding security ownership of certain beneficial owners and management will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2021 under the heading, "Security Ownership of Certain Beneficial Owners and Management" and the response to this Item regarding Pinnacle Financial's equity compensation plans at December 31, 2020 will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2021 under the heading "Approval of the Amendment and Restatement of the Company's 2018 Omnibus Equity Incentive Plan" and in each case, are incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2021 under the headings, "Certain Relationships and Related Transactions," and "Corporate Governance-Director Independence" and are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2021 under the heading, "Independent Registered Public Accounting Firm" and are incorporated herein by reference.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

Exhibit No.	Description
2.1†
Agreement and Plan of Merger by and among Pinnacle Financial Partners, Inc., BNC Bancorp and Blue Merger Sub, Inc., dated as of January 22, 2017, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017.

3.1
Amended and Restated Charter, as amended (restated for SEC filing purposes only), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on August 7, 2020.

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

4.9	Specimen of Certificate representing the Series B Preferred Stock (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A, filed June 3, 2020)
4.10	Form of Depositary Receipt (included in Exhibit 4.8 hereto)
4.11	Pinnacle Financial is a party to certain agreements entered into in connection with the offering or assumption of its subordinated debentures and certain of its subordinated indebtedness, in each case as more fully described in this Annual Report on Form 10-K. In accordance with Item 601(b)(4)(iii) of Regulation S-K and because no issuance of any such indebtedness is in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with such indebtedness herewith. Pinnacle Financial has, however, agreed to furnish copies of the various documents and agreements associated with such indebtedness to the Securities and Exchange Commission upon request.
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

10.18#
Supplemental Executive Retirement Plan Agreement between Avenue Bank and Ronald Samuels, dated October 26, 2007, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2016.

10.19#
Employment Agreement, effective as of June 16, 2017, by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Richard D. Callicutt II, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2017.

10.20#
Salary Continuation Agreement dated as of December 12, 2016, between Richard D. Callicutt II and Bank of North Carolina, incorporated herein by reference to Exhibit 10.1 to BNC Bancorp’s Current Report on Form 8-K filed on December 16, 2016.

10.21#	BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 16, 2017.
10.22#
Form of Pinnacle Financial Partners, Inc. Named Executive Officer Performance Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 26, 2018.

10.23#	Pinnacle Financial Partners, Inc. 2018 Omnibus Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 18, 2018.
10.24#
Form of Directors Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.25#
Form of Named Executive Officers Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.26#
Form of Associate Time-Vested Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.27#	Form of Named Executive Officers 2019 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2019.
10.28#	Form of Named Executive Officers 2020 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 24, 2020.
10.29#	Pinnacle Financial Partners, Inc. 2020 Annual Cash Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on January 24, 2020.
10.30#	Form of 2021 Restricted Share Unit Award Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 27, 2021
10.31#	Form of Named Executive Officers 2021 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 27, 2021
10.32#	Form of Amendment to Named Executive Officers 2019 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 27, 2021
10.33#	Form of Amendment to Named Executive Officers 2020 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 27, 2021
10.34*†	Second Amended and Restated Limited Liability Company Agreement of Bankers Healthcare Group, LLC, dated February 2, 2021
21.1*	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1*	Consent of Crowe LLP
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101)
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

PINNACLE FINANCIAL PARTNERS, INC

	By:	/s/ M. Terry Turner
M. Terry Turner
Date: February 26, 2021		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 26, 2021
Robert A. McCabe, Jr.

/s/ M. Terry Turner	Director, President and Chief Executive Officer	February 26, 2021
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 26, 2021
Harold R. Carpenter	(Principal Financial Officer)

/s/ Richard D. Callicutt	Director, Chairman of the Carolinas and Virginia	February 26, 2021
Richard D. Callicutt

/s/ Abney S. Boxley	Director	February 26, 2021
Abney S. Boxley

/s/ Charles E. Brock	Director	February 26, 2021
Charles E. Brock

/s/ Renda J. Burkhart	Director	February 26, 2021
Renda J. Burkhart

/s/ Gregory L. Burns	Director	February 26, 2021
Gregory L. Burns

/s/ Marty G. Dickens	Director	February 26, 2021
Marty G. Dickens

/s/ Thomas C. Farnsworth, III	Director	February 26, 2021
Thomas C. Farnsworth, III

/s/ Joseph Galante	Director	February 26, 2021
Joseph Galante

/s/ Glenda Baskin Glover	Director	February 26, 2021
Glenda Baskin Glover

/s/ David B. Ingram	Director	February 26, 2021
David B. Ingram

/s/ Ronald L. Samuels	Director	February 26, 2021
Ronald L. Samuels

/s/ Gary Scott	Director	February 26, 2021
Gary Scott

/s/ Reese L. Smith, III	Director	February 26, 2021
Reese L. Smith, III

/s/ G. Kennedy Thompson	Director	February 26, 2021
G. Kennedy Thompson