Form 10-Q
period 2021-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2021-05-07
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 30, 2021 there were 76,094,901 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2021

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or BHG resulting in significant increases in loan losses and provisions for those losses and, in the case of BHG, substitutions; (ii) the effects of the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic and its impact on general economic and financial market conditions and on Pinnacle Financial's and its customers' business, results of operations, asset quality and financial condition; (iii) the speed with which the COVID-19 vaccines can be widely distributed, decisions of governmental agencies to pause the use of one or more vaccines, those vaccines' efficacy against the virus and public acceptance of the vaccines; (iv) the failure of announced or anticipated stimulus programs to be timely approved, or approved at all, or the failure of such programs to provide sufficient relief when approved, and the resulting impact on the economy and our customers and their businesses; (v) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the long-term historical growth rate of its, or such entities', loan portfolio; (vi) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (vii) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (viii) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of compression to net interest margin; (ix) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina, Georgia and Virginia,  particularly in commercial and residential real estate markets; (x) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (xi) the results of regulatory examinations; (xii) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xiii) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xiv) BHG's ability to profitably grow its business and successfully execute on its business plans; (xv) risks of expansion into new geographic or product markets; (xvi) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to lower rates it pays on deposits; (xvii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or other intangible assets; (xviii) the ineffectiveness of Pinnacle Bank's hedging strategies, or the unexpected counterparty failure or hedge failure of the underlying hedges; (xix) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xx) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xxi) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Bank's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xxii) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xxiii) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxiv) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients; (xxv) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company or all or a portion of their ownership interests in BHG if not prohibited from doing so by Pinnacle Financial or Pinnacle Bank; (xxvi) the possibility of increased personal or corporate tax rates and the resulting reduction in our and our customers' businesses as a result of any such increases; (xxvii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxviii) the availability of and access to capital; (xxiv) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of Pinnacle Bank's participation in and execution of government programs related to the COVID-19 pandemic; and (xxx) general competitive, economic, political and market conditions. Additional factors which could affect the forward looking statements can be found in Pinnacle Financial's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q (including this report), and Current Reports on Form 8-K filed with the SEC and available on the SEC's website at http://www.sec.gov. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	March 31, 2021	December 31, 2020
ASSETS
Cash and noninterest-bearing due from banks	$189,251	$203,296
Restricted cash	162,834	223,788
Interest-bearing due from banks	2,780,137	3,522,224
Federal funds sold and other	55,186	12,141
Cash and cash equivalents	3,187,408	3,961,449
Securities purchased with agreement to resell	450,000	—
Securities available-for-sale, at fair value	3,677,019	3,586,681
Securities held-to-maturity (fair value of $1.0 billion and $1.1 billion, net of allowance for credit losses of $198 and $191 at March 31, 2021 and Dec. 31, 2020, respectively)	1,014,345	1,028,359
Consumer loans held-for-sale	85,769	87,821
Commercial loans held-for-sale	12,541	31,200
Loans	23,086,701	22,424,501
Less allowance for credit losses	(280,881)	(285,050)
Loans, net	22,805,820	22,139,451
Premises and equipment, net	289,515	290,001
Equity method investment	327,512	308,556
Accrued interest receivable	98,477	104,078
Goodwill	1,819,811	1,819,811
Core deposits and other intangible assets	40,130	42,336
Other real estate owned	10,651	12,360
Other assets	1,480,707	1,520,757
Total assets	$35,299,705	$34,932,860
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$8,103,943	$7,392,325
Interest-bearing	5,814,689	5,689,095
Savings and money market accounts	11,361,620	11,099,523
Time	3,012,688	3,524,632
Total deposits	28,292,940	27,705,575
Securities sold under agreements to repurchase	172,117	128,164
Federal Home Loan Bank advances	888,115	1,087,927
Subordinated debt and other borrowings	671,002	670,575
Accrued interest payable	15,359	24,934
Other liabilities	300,648	411,074
Total liabilities	30,340,181	30,028,249
Shareholders' equity:
Preferred stock, no par value, 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at March 31, 2021 and Dec. 31, 2020, respectively	217,126	217,126
Common stock, par value $1.00; 180.0 million shares authorized; 76.1 million and 75.9 million shares issued and outstanding at March 31, 2021 and Dec. 31, 2020, respectively	76,088	75,850
Additional paid-in capital	3,027,311	3,028,063
Retained earnings	1,515,451	1,407,723
Accumulated other comprehensive income, net of taxes	123,548	175,849
Total shareholders' equity	4,959,524	4,904,611
Total liabilities and shareholders' equity	$35,299,705	$34,932,860
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(dollars in thousands, except per share data)	Three months ended March 31,
	2021	2020
Interest income:
Loans, including fees	$227,372	$236,420
Securities:
Taxable	7,728	10,268
Tax-exempt	15,498	13,824
Federal funds sold and other	1,319	2,557
Total interest income	251,917	263,069

Interest expense:
Deposits	17,468	50,698
Securities sold under agreements to repurchase	72	115
Federal Home Loan Bank advances and other borrowings	11,507	18,704
Total interest expense	29,047	69,517
Net interest income	222,870	193,552
Provision for credit losses	7,235	99,889
Net interest income after provision for credit losses	215,635	93,663

Noninterest income:
Service charges on deposit accounts	8,307	9,032
Investment services	8,191	9,239
Insurance sales commissions	3,225	3,240
Gain on mortgage loans sold, net	13,666	8,583
Investment gains on sales, net	—	463
Trust fees	4,687	4,170
Income from equity method investment	28,950	15,592
Other noninterest income	25,683	20,058
Total noninterest income	92,709	70,377

Noninterest expense:
Salaries and employee benefits	102,728	80,480
Equipment and occupancy	23,220	20,978
Other real estate (income) expense, net	(13)	2,415
Marketing and other business development	2,349	3,251
Postage and supplies	1,806	1,990
Amortization of intangibles	2,206	2,520
Other noninterest expense	22,400	25,715
Total noninterest expense	154,696	137,349
Income before income taxes	153,648	26,691
Income tax expense (benefit)	28,220	(1,665)
Net income	125,428	28,356
Preferred stock dividends	(3,798)	—
Net income available to common shareholders	$121,630	$28,356

Per share information:
Basic net income per common share	$1.61	$0.37
Diluted net income per common share	$1.61	$0.37
Weighted average common shares outstanding:
Basic	75,372,883	75,803,402
Diluted	75,657,149	75,966,295

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2021	2020
Net income	$125,428	$28,356
Other comprehensive income (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	(33,372)	32,872
Change in fair value of cash flow hedges, net of tax	(17,742)	61,084
Accretion of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	(1,691)	(467)
Loss on cash flow hedges reclassified from other comprehensive income into net income, net of tax	504	1,825
Net gain on sale of investment securities reclassified from other comprehensive income into net income, net of tax	—	(342)
Total other comprehensive income (loss), net of tax	(52,301)	94,972
Total comprehensive income	$73,127	$123,328

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(dollars and shares in thousands)		Common Stock
	Preferred Stock Amount	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
Balance at December 31, 2019	$—	76,564	$76,564	$3,064,467	$1,184,183	$30,534	$4,355,748
Exercise of employee common stock options & related tax benefits	—	1	1	4	—	—	5
Common stock dividends paid ($0.16 per share)	—	—	—	—	(12,442)	—	(12,442)
Repurchase of common stock	—	(1,015)	(1,015)	(49,775)	—	—	(50,790)
Issuance of restricted common shares, net of forfeitures	—	198	198	(198)	—	—	—
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes & related tax benefits	—	84	84	(2,552)	—	—	(2,468)
Restricted shares withheld for taxes & related tax benefit	—	(32)	(32)	(1,926)	—	—	(1,958)
Compensation expense for restricted shares & performance stock units	—	—	—	5,501	—	—	5,501
Net income	—	—	—	—	28,356	—	28,356
Cumulative effect of change in accounting principle	—	—	—	—	(31,796)	—	(31,796)
Other comprehensive income	—	—	—	—	—	94,972	94,972
Balance at March 31, 2020	$—	75,800	$75,800	$3,015,521	$1,168,301	$125,506	$4,385,128

Balance at December 31, 2020	$217,126	75,850	$75,850	$3,028,063	$1,407,723	$175,849	$4,904,611
Exercise of employee common stock options & related tax benefits	—	13	13	291	—	—	304
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.18 per share)	—	—	—	—	(13,902)	—	(13,902)
Issuance of restricted common shares, net of forfeitures	—	172	172	(172)	—	—	—
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes & related tax benefits	—	87	87	(3,848)		—	(3,761)
Restricted shares withheld for taxes & related tax benefits	—	(34)	(34)	(2,422)	—	—	(2,456)
Compensation expense for restricted shares & performance stock units	—	—	—	5,399	—	—	5,399
Net income	—	—	—	—	125,428	—	125,428
Other comprehensive loss	—	—	—	—	—	(52,301)	(52,301)
Balance at March 31, 2021	$217,126	76,088	$76,088	$3,027,311	$1,515,451	$123,548	$4,959,524

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollars in thousands)	Three months ended March 31,
	2021	2020
Operating activities:
Net income	$125,428	$28,356
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	12,195	6,799
Depreciation, amortization and accretion	14,049	10,219
Provision for credit losses	7,235	99,889
Gain on mortgage loans sold, net	(13,666)	(8,583)
Investment gains on sales, net	—	(463)
Stock-based compensation expense	5,399	5,501
Deferred tax expense (benefit)	7,537	(11,799)
Losses (gains) on dispositions of other real estate and other investments	(132)	2,309
Income from equity method investment	(28,950)	(15,592)
Dividends received from equity method investment	9,993	7,957
Excess tax benefit from stock compensation	(1,565)	(862)
Gain on commercial loans sold, net	(1,184)	(597)
Commercial loans held for sale originated	(115,154)	(78,671)
Commercial loans held for sale sold	134,997	90,003
Consumer loans held for sale originated	(640,024)	(366,423)
Consumer loans held for sale sold	655,743	369,581
Decrease (increase) in other assets	70,174	(113,848)
Increase (decrease) in other liabilities	(118,902)	32,834
Net cash provided by operating activities	123,173	56,610
Investing activities:
Activities in securities available-for-sale:
Purchases	(302,867)	(407,122)
Sales	—	30,204
Maturities, prepayments and calls	126,841	88,164
Activities in securities held-to-maturity:
Maturities, prepayments and calls	9,653	1,743
Increase in securities purchased under agreements to resell	(450,000)	—
Increase in loans, net	(672,239)	(611,836)
Purchases of software, premises and equipment	(5,704)	(6,334)
Proceeds from sale of other real estate	1,980	1,796
Proceeds from derivative instruments	—	35,680
Proceeds from sale of FHLB stock	7,883	—
Increase in other investments	(20,456)	(10,893)
Net cash used in investing activities	(1,304,909)	(878,598)
Financing activities:
Net increase in deposits	587,418	1,152,246
Net increase in securities sold under agreements to repurchase	43,954	60,194
Federal Home Loan Bank: Advances	—	650,000
Federal Home Loan Bank: Repayments/maturities	(200,000)	(395,014)
Advances of other borrowings, net of issuance costs	—	(65)
Repayments of other borrowings	—	(80,000)
Principal payments of finance lease obligation	(64)	(59)
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes	(3,761)	(2,468)
Exercise of common stock options, net of shares surrendered for taxes	(2,152)	(1,953)
Repurchase of common stock	—	(50,790)
Common stock dividends paid	(13,902)	(12,442)
Preferred stock dividends paid	(3,798)	—
Net cash provided by financing activities	407,695	1,319,649
Net increase (decrease) in cash, cash equivalents, and restricted cash	(774,041)	497,661
Cash, cash equivalents, and restricted cash, beginning of period	3,961,449	526,707
Cash, cash equivalents, and restricted cash, end of period	$3,187,408	$1,024,368

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a financial holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue), BNC Bancorp (BNC) and Advocate Capital, Inc. (Advocate Capital) on July 31, 2015, September 1, 2015, July 1, 2016, June 16, 2017 and July 2, 2019, respectively. Pinnacle Financial and Pinnacle Bank also collectively hold a 49% interest in Bankers Healthcare Group, LLC (BHG), a company that primarily serves as a full-service commercial loan provider to healthcare and other professional practices. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance, and comprehensive wealth management services, in its 12 primarily urban markets within Tennessee, the Carolinas, Virginia and Georgia.

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2020 (2020 10-K).

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

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses and determination of any impairment of goodwill or intangible assets. It is reasonably possible Pinnacle Financial's estimate of the allowance for credit losses and determination of impairment of goodwill or intangible assets could change as a result of the continued impact of the COVID-19 pandemic on the economy. The resulting change in these estimates could be material to Pinnacle Financial's consolidated financial statements. There have been no significant changes to Pinnacle Financial's significant accounting policies as disclosed in the 2020 10-K.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	For the three months ended March 31,
	2021	2020
Cash Transactions:
Interest paid	$38,362	$77,748
Income taxes paid, net	433	620
Operating lease payments	3,516	3,424
Noncash Transactions:
Loans charged-off to the allowance for credit losses	14,274	11,693
Loans foreclosed upon and transferred to other real estate owned	139	1,800
Available-for-sale securities transferred to held-to-maturity portfolio	—	873,613
Right-of-use asset recognized during the period in exchange for lease obligations	531	716

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

The following is a summary of the basic and diluted net income per common share calculations for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	Three months ended March 31,
	2021	2020
Basic net income per common share calculation:
Numerator - Net income available to common shareholders	$121,630	$28,356

Denominator - Weighted average common shares outstanding	75,373	75,803
Basic net income per common share	$1.61	$0.37
Diluted net income per common share calculation:
Numerator – Net income available to common shareholders	$121,630	$28,356

Denominator - Weighted average common shares outstanding	75,373	75,803
Dilutive common shares contingently issuable	284	163
Weighted average diluted common shares outstanding	75,657	75,966
Diluted net income per common share	$1.61	$0.37

Recently Adopted Accounting Pronouncements — In January 2020, the FASB issued Accounting Standards Update 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. These amendments, among other things, clarify that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. An entity should apply ASU 2020-01 prospectively at the beginning of the interim period that includes the adoption date. The amendments became effective for Pinnacle Financial on January 1, 2021 and had no impact on Pinnacle Financial's consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes to simplify various aspects of the current guidance to promote consistent application of the standard among reporting entities by moving certain exceptions to the general principles. The amendments are effective for fiscal years beginning after December 15, 2020. The amendments became effective for Pinnacle Financial on January 1, 2021 and had no impact on Pinnacle Financial's consolidated financial statements.

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

Newly Issued Not Yet Effective Accounting Standards — Other than those pronouncements discussed above which have been recently adopted, Pinnacle Financial does not believe there were any other recently issued accounting pronouncements that are expected to materially impact its consolidated financial statements.

Subsequent Events — ASC Topic 855,  Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after March 31, 2021 through the date of the issued financial statements.

Note 2. Equity method investment

A summary of BHG's financial position as of March 31, 2021 and December 31, 2020 and results of operations as of and for the three months ended March 31, 2021 and 2020, were as follows (in thousands):

	As of
	March 31, 2021	December 31, 2020
Assets	$1,608,912	$1,330,317

Liabilities	1,334,066	1,088,135
Equity interests	274,846	242,182
Total liabilities and equity	$1,608,912	$1,330,317

	For the three months ended March 31,
	2021	2020
Revenues	$157,623	$97,943
Net income	$58,562	$32,471

At March 31, 2021, technology, trade name and customer relationship intangibles, net of related amortization, totaled $7.4 million compared to $7.6 million as of December 31, 2020. Amortization expense of $188,000 was included for the three months ended March 31, 2021 compared to $293,000 for the same period in the prior year. Accretion income of $452,000 was included in the three months ended March 31, 2021 compared to $564,000 for the same period in the prior year.

During the three months ended March 31, 2021, Pinnacle Financial and Pinnacle Bank received dividends of $10.0 million from BHG in the aggregate compared to $8.0 million for the same period in the prior year. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. During the three months ended March 31, 2021, Pinnacle Bank purchased $74.6 million of loans from BHG at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be 4.75% per annum. No loans were purchased from BHG by Pinnacle Bank for the three months ended March 31, 2020.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2021 and December 31, 2020 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021:
Securities available-for-sale:
U.S. Treasury securities	$83,971	$22	$—	$83,993
U.S. government agency securities	159,613	1,224	3,381	157,456
Mortgage-backed securities	1,583,670	40,921	14,813	1,609,778
State and municipal securities	1,480,691	40,140	8,471	1,512,360
Asset-backed securities	191,005	382	692	190,695
Corporate notes and other	121,766	2,824	1,853	122,737
	$3,620,716	$85,513	$29,210	$3,677,019
Securities held-to-maturity:
State and municipal securities	$1,014,543	$22,320	$3,114	$1,033,749
	$1,014,543	$22,320	$3,114	$1,033,749
Allowance for credit losses - securities held-to-maturity	(198)
Securities held-to-maturity, net of allowance for credit losses	$1,014,345

December 31, 2020:
Securities available-for-sale:
U.S. Treasury securities	$82,199	$10	$—	$82,209
U.S. government agency securities	74,916	1,547	60	76,403
Mortgage-backed securities	1,623,759	67,759	2,327	1,689,191
State and municipal securities	1,411,288	44,559	12,484	1,443,363
Asset-backed securities	177,878	715	657	177,936
Corporate notes and other	117,256	2,632	2,309	117,579
	$3,487,296	$117,222	17,837	$3,586,681
Securities held-to-maturity:
State and municipal securities	$1,028,550	$38,272	$291	$1,066,531
	$1,028,550	$38,272	$291	$1,066,531
Allowance for credit losses - securities held-to-maturity	(191)
Securities held-to-maturity, net of allowance for credit losses	$1,028,359

During the quarters ended March 31, 2020 and September 30, 2018, Pinnacle Financial transferred, at fair value, $873.6 million and $179.8 million, respectively, of municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax gains of $69.0 million and net unrealized after tax losses of $2.2 million, respectively, remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. At March 31, 2021, approximately $609.8 million of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At March 31, 2021, repurchase agreements comprised of secured borrowings totaled $172.1 million and were secured by $172.1 million of pledged U.S. government agency securities, municipal securities, asset-backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to remain adequately secured.

The amortized cost and fair value of debt securities as of March 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
March 31, 2021:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$88,478	$88,502	$—	$—
Due in one year to five years	13,022	13,266	1,409	1,476
Due in five years to ten years	265,259	278,713	7,152	7,223
Due after ten years	1,479,282	1,496,065	1,005,982	1,025,050
Mortgage-backed securities	1,583,670	1,609,778	—	—
Asset-backed securities	191,005	190,695	—	—
	$3,620,716	$3,677,019	$1,014,543	$1,033,749

At March 31, 2021 and December 31, 2020, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2021
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agency securities	109,710	3,355	5,701	26	115,411	3,381
Mortgage-backed securities	427,992	14,434	30,072	379	458,064	14,813
State and municipal securities	287,208	4,779	253,998	4,379	541,206	9,158
Asset-backed securities	62,619	662	13,228	30	75,847	692
Corporate notes	13,995	5	25,450	1,848	39,445	1,853
Total temporarily-impaired securities	$901,524	$23,235	$328,449	$6,662	$1,229,973	$29,897

At December 31, 2020
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agency securities	9,962	38	6,091	22	16,053	60
Mortgage-backed securities	165,696	1,772	35,997	555	201,693	2,327
State and municipal securities	175,115	2,220	345,435	10,264	520,550	12,484
Asset-backed securities	46,399	207	52,840	450	99,239	657
Corporate notes	9,978	40	23,920	2,269	33,898	2,309
Total temporarily-impaired securities	$407,150	$4,277	$464,283	$13,560	$871,433	$17,837

The applicable dates for determining when securities were in an unrealized loss position were March 31, 2021 and December 31, 2020. As such, it is possible that a security had a market value less than its amortized cost on other days during the past twelve-month periods ended March 31, 2021 and December 31, 2020, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, including both available-for-sale and held-to-maturity investment securities, at March 31, 2021, Pinnacle Financial had approximately $29.9 million in unrealized losses on $1.2 billion of securities. The unrealized losses associated with $873.6 million and $179.8 million of municipal securities transferred from the available-for-sale portfolio to the held-to-maturity portfolio during the quarters ended March 31, 2020 and September 30, 2018, respectively, represent unrealized losses since the date of purchase, independent of the impact associated with changes in the cost basis upon transfer between portfolios. For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at March 31, 2021, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at March 31, 2021 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at March 31, 2021. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type. At March 31, 2021, Pinnacle Financial's held-to-maturity securities consist entirely of municipal securities. The estimates of expected credit losses are based on historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. A reasonable and supportable period of 18 months and reversion period of 12 months was utilized to estimate credit losses on held-to-maturity municipal securities at each of March 31, 2021 and 2020. At March 31, 2021 and December 31, 2020, the estimated allowance for credit losses on these securities was $198,000 and $191,000, respectively, with the change driven largely by changes in macroeconomic projections.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At March 31, 2021, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. During the three months ended March 31, 2021, no available-for-sale securities were sold and no amounts related to gains or losses on sales of available-for-sale securities were reclassified from accumulated other comprehensive income into net income.

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
•Commercial and industrial loans - Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows. Loans totaling $2.2 billion and $1.8 billion granted under the Paycheck Protection Program are included in this category as of March 31, 2021, and December 31, 2020, respectively.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification. Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

Loans at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Commercial real estate:
Owner occupied	$2,869,785	$2,802,227
Non-owner occupied	5,573,181	5,203,384
Consumer real estate – mortgage	3,086,916	3,099,172
Construction and land development	2,568,969	2,901,746
Commercial and industrial	8,576,528	8,038,457
Consumer and other	411,322	379,515
Subtotal	$23,086,701	$22,424,501
Allowance for credit losses	(280,881)	(285,050)
Loans, net	$22,805,820	$22,139,451

Commercial loans receive risk ratings assigned by a financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes lesser than those of the other defined risk categories further described below. Pinnacle Financial believes its categories follow those used by Pinnacle Bank's primary regulators. At March 31, 2021, approximately 78.2% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

Risk ratings are subject to continual review by a financial advisor and a senior credit officer. At least annually, Pinnacle Financial's credit procedures require every risk rated loan of $1.0 million or more be subject to a formal credit risk review process. Each loan's risk rating is also subject to review by Pinnacle Financial's independent loan review department, which reviews a substantial portion of Pinnacle Financial's risk rated portfolio annually. Included in the coverage are independent reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies. Substantial credit risk review procedures have been performed to assess the impacts of the COVID-19 pandemic on the loan portfolio, and the results of these procedures are reflected in Pinnacle Financial's risk rating disclosures as of March 31, 2021.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of March 31, 2021 (in thousands):

March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Commercial real estate - Owner occupied
Pass	$185,030	$818,913	$454,195	$415,769	$287,792	$482,233	$75,410	$2,719,342
Special Mention	843	21,745	23,153	18,193	9,943	7,773	100	81,750
Substandard (1)	—	15,418	6,878	7,720	12,034	9,215	4,405	55,670
Substandard-nonaccrual	469	4,175	143	2,882	825	4,529	—	13,023
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$186,342	$860,251	$484,369	$444,564	$310,594	$503,750	$79,915	$2,869,785
Commercial real estate - Non-owner occupied
Pass	$363,560	$1,195,970	$1,148,016	$655,692	$460,511	$753,838	$76,477	$4,654,064
Special Mention	4,790	499,220	128,032	49,715	104,627	101,186	35	887,605
Substandard (1)	3,364	12,177	1,634	3,092	1,687	6,099	—	28,053
Substandard-nonaccrual	91	3	416	573	—	2,376	—	3,459
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - Non-owner occupied	$371,805	$1,707,370	$1,278,098	$709,072	$566,825	$863,499	$76,512	$5,573,181
Consumer real estate – mortgage
Pass	$208,011	$703,564	$432,848	$278,303	$146,508	$374,293	$917,280	$3,060,807
Special Mention	121	—	—	710	66	957	—	1,854
Substandard (1)	—	661	—	—	183	1,872	1,760	4,476
Substandard-nonaccrual	82	243	3,413	807	1,223	11,347	2,664	19,779
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$208,214	$704,468	$436,261	$279,820	$147,980	$388,469	$921,704	$3,086,916
Construction and land development
Pass	$230,571	$1,127,479	$817,068	$275,489	$32,141	$19,315	$11,414	$2,513,477
Special Mention	1,501	38,796	8,638	—	—	4,243	—	53,178
Substandard (1)	—	354	14	25	—	363	—	756
Substandard-nonaccrual	—	363	524	68	74	529	—	1,558
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$232,072	$1,166,992	$826,244	$275,582	$32,215	$24,450	$11,414	$2,568,969
Commercial and industrial
Pass	$1,680,983	$2,677,307	$869,499	$485,136	$220,590	$174,287	$2,219,361	$8,327,163
Special Mention	1,345	33,321	64,578	3,682	6,611	3,115	30,554	143,206
Substandard (1)	2,099	22,656	15,010	11,797	2,462	2,345	15,502	71,871
Substandard-nonaccrual	637	21,364	4,534	527	470	497	6,259	34,288
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$1,685,064	$2,754,648	$953,621	$501,142	$230,133	$180,244	$2,271,676	$8,576,528
Consumer and other
Pass	$93,203	$120,548	$13,895	$5,065	$5,453	$4,164	$168,966	$411,294
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	—	—	—	25	3	—	28
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$93,203	$120,548	$13,895	$5,065	$5,478	$4,167	$168,966	$411,322
Total loans
Pass	$2,761,358	$6,643,781	$3,735,521	$2,115,454	$1,152,995	$1,808,130	$3,468,908	$21,686,147
Special Mention	8,600	593,082	224,401	72,300	121,247	117,274	30,689	1,167,593
Substandard (1)	5,463	51,266	23,536	22,634	16,366	19,894	21,667	160,826
Substandard-nonaccrual	1,279	26,148	9,030	4,857	2,617	19,281	8,923	72,135
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$2,776,700	$7,314,277	$3,992,488	$2,215,245	$1,293,225	$1,964,579	$3,530,187	$23,086,701

(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $160.8 million at March 31, 2021, compared to $173.5 million at December 31, 2020.

The table below presents the aging of past due balances by loan segment at March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021	30-59 days past due	60-89 days past due	90 days or more past due		Total past due	Current	Total loans
Commercial real estate:
Owner-occupied	$1,906	$69	$2,957		$4,932	$2,864,853	$2,869,785
Non-owner occupied	1,714	—	2,526		4,240	5,568,941	5,573,181
Consumer real estate – mortgage	5,303	790	5,816		11,909	3,075,007	3,086,916
Construction and land development	137	—	383		520	2,568,449	2,568,969
Commercial and industrial	10,913	2,895	4,377		18,185	8,558,343	8,576,528
Consumer and other	797	223	342		1,362	409,960	411,322
Total	$20,770	$3,977	$16,401		$41,148	$23,045,553	$23,086,701

December 31, 2020
Commercial real estate:
Owner-occupied	$934	$2,672	$1,860		$5,466	$2,796,761	$2,802,227
Non-owner occupied	726	6,220	3,861		10,807	5,192,577	5,203,384
Consumer real estate – mortgage	8,859	328	6,274		15,461	3,083,711	3,099,172
Construction and land development	278	418	736		1,432	2,900,314	2,901,746
Commercial and industrial	20,278	5,801	4,408		30,487	8,007,970	8,038,457
Consumer and other	806	282	304		1,392	378,123	379,515
Total	$31,881	$15,721	$17,443	$21,260	$65,045	$22,359,456	$22,424,501

The following table details the changes in the allowance for credit losses for the three months ended March 31, 2021 and 2020, respectively, by loan classification (in thousands):

	Commercial real estate - Owner occupied	Commercial real estate - Non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Three months ended March 31, 2021:
Balance at December 31, 2020	$23,298	$79,132	$33,304	$42,408	$98,423	$8,485	$—	$285,050
Charged-off loans	(697)	(140)	(371)	(367)	(11,749)	(950)	—	(14,274)
Recovery of previously charged-off loans	602	12	365	37	1,206	655	—	2,877
Provision for credit losses on loans	(1,138)	1,515	(3,099)	(4,436)	13,196	1,190	—	7,228
Balance at March 31, 2021	$22,065	$80,519	$30,199	$37,642	$101,076	$9,380	$—	$280,881

Three months ended March 31, 2020:
Balance at December 31, 2019	$13,406	$19,963	$8,054	$12,662	$36,112	$3,595	$985	$94,777
Impact of adopting ASC 326	264	(4,740)	21,029	(3,144)	23,040	2,638	(985)	38,102
Charged-off loans	(1,561)	(261)	(930)	—	(7,734)	(1,207)	—	(11,693)
Recovery of previously charged-off loans	145	93	190	43	748	319	—	1,538
Provision for credit losses on loans	11,380	17,059	4,655	29,350	35,894	1,403	—	99,741
Balance at March 31, 2020	$23,634	$32,114	$32,998	$38,911	$88,060	$6,748	$—	$222,465

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

Pinnacle Financial adopted ASU 2016-13 on January 1, 2020, which introduced the CECL methodology for estimating all expected losses over the life of a financial asset. Under the CECL methodology the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. Upon adoption of ASU 2016-13 in 2020, the opening balance of the allowance for credit losses was increased by $38.1 million through retained earnings.

For commercial real estate, consumer real estate, construction and land development, and commercial and industrial loans, Pinnacle Financial primarily utilizes a probability of default and loss given default modeling approach. These models utilize historical correlations between default experience and certain macroeconomic factors as determined through a statistical regression analysis. All loan segments modeled using this approach consider changes in the national unemployment rate. In addition to the national unemployment rate, GDP and the three month treasury rate are considered for owner occupied commercial real estate, the commercial real estate price index and the five year treasury rate are considered for construction loans, and the three month treasury rate is considered for commercial and industrial loans. For the consumer and other loan segment, a non-statistical approach based on historical charge off rates is utilized.

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. At March 31, 2021 and December 31, 2020, a reasonable and supportable period of 18 months was utilized for all loan segments, followed by a 12 month straight line reversion to long term averages.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, as of March 31, 2021 and December 31, 2020 (in thousands):

	Real Estate	Business Assets	Other	Total
March 31, 2021
Commercial real estate:
Owner-occupied	$19,165	$—	$—	$19,165
Non-owner occupied	5,187	—	—	5,187
Consumer real estate – mortgage	24,683	—	—	24,683
Construction and land development	1,648	—	—	1,648
Commercial and industrial	—	11,888	634	12,522
Consumer and other	—	—	28	28
Total	$50,683	$11,888	$662	$63,233

	Real Estate	Business Assets	Other	Total
December 31, 2020
Commercial real estate:
Owner-occupied	$15,681	$—	$—	$15,681
Non-owner occupied	7,000	—	—	7,000
Consumer real estate – mortgage	27,082	—	—	27,082
Construction and land development	2,049	—	—	2,049
Commercial and industrial	—	22,437	39	22,476
Consumer and other	—	—	4	4
Total	$51,812	$22,437	$43	$74,292

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at March 31, 2021 and December 31, 2020. Also presented is the balance of loans on nonaccrual status at March 31, 2021 for which there was no related allowance for credit losses recorded (in thousands):

	March 31, 2021			December 31, 2020
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner-occupied	$13,023	$8,955	$—	$10,231	$5,985	$—
Non-owner occupied	3,459	—	—	5,219	1,522	—
Consumer real estate – mortgage	19,779	—	—	22,191	—	273
Construction and land development	1,558	—	—	1,953	—	—
Commercial and industrial	34,288	27,862	2,491	34,238	29,030	1,785
Consumer and other	28	—	342	4	—	304
Total	$72,135	$36,817	$2,833	$73,836	$36,537	$2,362

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three months ended March 31, 2021 and the three months ended March 31, 2020, respectively. Had these loans been on accruing status, an additional $696,000 of interest income would have been recognized for the three months ended March 31, 2021, compared to an additional $713,000 for the three months ended March 31, 2020. Approximately $51.7 million of nonaccrual loans as of each of March 31, 2021 and December 31, 2020 were performing pursuant to their contractual terms at those dates.

At both March 31, 2021 and December 31, 2020, there were $2.5 million of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and/or credit officers separate and apart from the normal loan approval process. These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

There were no troubled debt restructurings made during the three months ended March 31, 2021. During the three months ended March 31, 2021 and 2020, there were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.The following table outlines the amount of each loan category where troubled debt restructurings were made during the three months ended March 31, 2020 (in thousands):

	March 31, 2020
	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Consumer real estate – mortgage	1	807	807

In response to the COVID-19 pandemic and its economic impact to its customers, Pinnacle Bank implemented a short-term modification program in accordance with interagency regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due at the time of the modification. This program allows for a deferral of payments for 90 days, which Pinnacle Bank may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. Pursuant to interagency guidance, such short-term deferrals are not deemed to meet the criteria for reporting as troubled debt restructurings. For borrowers requiring a longer-term modification following the short-term loan modification program, Pinnacle Financial worked with these borrowers whose loans were not more than 30 days past due at December 31, 2019 and who required modifications as a result of COVID-19 to modify such loans under Section 4013 of the CARES Act. The outstanding balances at March 31, 2021 of loans which have received such modifications was $835.1 million. In accordance with the provisions of the CARES Act, these modifications have not been classified as TDRs.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at March 31, 2021 with the comparative exposures for December 31, 2020 (in thousands):

	March 31, 2021
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2020
Lessors of nonresidential buildings	$3,553,989	$1,053,464	$4,607,453	$4,442,712
Lessors of residential buildings	1,348,050	814,962	2,163,012	2,126,246
Hotels (except Casino Hotels) and Motels	988,712	71,837	1,060,549	1,039,259
New Housing For-Sale Builders	489,417	747,732	1,237,149	1,124,302

Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At March 31, 2021 and December 31, 2020, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 76.0% and 89.0%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 256.0% and 264.0% as of March 31, 2021 and December 31, 2020, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. At March 31, 2021, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds.

At March 31, 2021, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $8.2 million to current directors, executive officers, and their related interests, of which $5.6 million had been drawn upon. At December 31, 2020, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $10.7 million to directors, executive officers, and their related interests, of which approximately $6.8 million had been drawn upon. All loans to directors, executive officers, and their related interests were performing in accordance with contractual terms at March 31, 2021 and December 31, 2020.

At March 31, 2021, Pinnacle Financial had approximately $12.5 million in commercial loans held for sale compared to $31.2 million at December 31, 2020, which primarily included commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

Residential Lending

At March 31, 2021, Pinnacle Financial had approximately $71.7 million of mortgage loans held-for-sale compared to approximately $67.8 million at December 31, 2020. Total loan volumes sold during the three months ended March 31, 2021 were approximately $547.0 million compared to approximately $286.7 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, Pinnacle Financial recognized $13.7 million in gains on the sale of these loans, net of commissions paid, compared to $8.6 million during the three months ended March 31, 2020.

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $9.7 million at March 31, 2021 and December 31, 2020, respectively. No change was recorded to the unrecognized tax benefit related to uncertain tax positions in each of the three month periods ended March 31, 2021 and 2020.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For both the three months ended March 31, 2021 and 2020, respectively, there were no interest and penalties recorded in the income statement.

Pinnacle Financial's effective tax rate for the three months ended March 31, 2021 was 18.4% compared to a benefit of 6.2% for the three months ended March 31, 2020. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at March 31, 2021 and 2020 is primarily due to investments in bank qualified municipal securities, tax benefits of Pinnacle Bank's real estate investment trust subsidiary, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and Pinnacle Financial's captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC premiums and non-deductible executive compensation.

Income tax expense is also impacted by the vesting of equity-based awards and the exercise of employee stock options, which expense or benefit is recorded as a discrete item as a component of total income tax, the amount of which is dependent upon the change in the grant date fair value and the vest date fair value of the underlying award. Accordingly, for the three months ended March 31, 2021 we recognized excess tax benefits of $1.6 million compared to benefits of $862,000 for the three months ended March 31, 2020. For the three months ended March 31, 2020, income tax expense was also meaningfully impacted by provision for credit losses, including provision for credit losses resulting from the COVID-19 pandemic, which was recorded as a discrete item as a component of total income tax and contributed to a tax benefit of $22.4 million for the three months ended March 31, 2020.

Note 6. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2021, these commitments amounted to $10.2 billion, of which approximately $1.2 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At March 31, 2021, these commitments amounted to $237.7 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At March 31, 2021 and December 31, 2020, Pinnacle Financial had accrued $23.2 million for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolutions of these claims outstanding at March 31, 2021 are not expected to have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 7.  Stock Options and Restricted Shares

Pinnacle Financial's 2018 Omnibus Equity Incentive Plan (the "2018 Plan") permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At March 31, 2021, there were 679,075 shares available for issuance under the 2018 Plan. On April 21, 2021, Pinnacle Financial's common shareholders approved an amendment and restatement of the 2018 Plan that, among other things, authorized an additional 1,350,000 shares for issuance under the 2018 Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further awards remain available for issuance under the CapitalMark Option Plan. At March 31, 2021, all of the remaining options outstanding were granted under the CapitalMark Option Plan.

Common Stock Options

A summary of the stock option activity within the equity incentive plans during the three months ended March 31, 2021 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2020	101,769	$23.46	1.86	$4,169	(1)
Granted	—
Exercised	(13,246)
Forfeited	—
Outstanding at March 31, 2021	88,523	$23.53	1.63	$5,766	(2)
Options exercisable at March 31, 2021	88,523	$23.53	1.63	$5,766	(2)
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $64.40 per common share at December 31, 2020 for the 101,769 options that were in-the-money at December 31, 2020.
(2)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $88.66 per common share at March 31, 2021 for the 88,523 options that were in-the-money at March 31, 2021.

Compensation costs related to stock options granted under Pinnacle Financial's equity incentive plans have been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the three months ended March 31, 2021 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2020	594,669	$56.97
Shares awarded	183,839
Restrictions lapsed and shares released to associates/directors	(129,599)
Shares forfeited	(11,420)
Unvested at March 31, 2021	637,489	$61.00

Pinnacle Financial has granted restricted share awards to associates and outside directors with a time-based vesting criteria. Compensation expense associated with time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the three months ended March 31, 2021. The table reflects the life-to-date activity for these awards:

Grant Year	Group (1)	Vesting Period in years			Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares Forfeited by participants (4)	Shares Unvested
Time Based Awards
2021	Associates (2)	3	-	5	172,009	18	18	5,102	166,871
Outside Director Awards (3)
2021	Outside directors			1	11,830	—	—	—	11,830

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

(3)Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapse on March 1, 2022 based on each individual board member meeting attendance goals for the various board and board committee meetings to which each member was scheduled to attend.
(4)These shares represent forfeitures resulting from recipients whose employment or board membership was terminated during the year-to-date period ended March 31, 2021. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Restricted Stock Unit Awards

In 2021, Pinnacle Financial granted restricted stock units to its Named Executive Officers (NEOs) and leadership team members with time-based vesting criteria. Compensation expense associated with time-based vesting restricted stock unit awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock unit grants that were made, grouped by similar vesting criteria, during the three months ended March 31, 2021. The table reflects the life-to-date activity for these awards:

Grant Year	Vesting Period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares Forfeited by participants (1)	Shares Unvested
2021	3	56,864	4	3	—	56,857

(1)These shares represent forfeitures resulting from recipients whose employment was terminated during the year-to-date period ended March 31, 2021. Dividend equivalents are held in escrow for award recipients for dividends paid prior to the forfeiture restrictions lapsing. Such dividend equivalents are not released from escrow if an award is forfeited.

Performance Stock Unit Awards

The following table details the performance stock unit awards outstanding at March 31, 2021:

	Units Awarded
Grant year	NEOs (1)			Leadership Team other than NEOs	Applicable Performance Periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Period in which units to be settled into shares of common stock(2)
2021(3)	89,234	—	214,155	45,240	2021-2023	0	0	2024
2020	136,137	—	204,220	59,648	2020	2	3	2025
					2021	2	2	2025
					2022	2	1	2025
2019	166,211	—	249,343	52,244	2019	2	3	2024
					2020	2	2	2024
					2021	2	1	2024
2018	96,878	—	145,339	25,990	2018	2	3	2023
					2019	2	2	2023
					2020	2	1	2023
2017	72,537	—	109,339	24,916	2017	2	3	2022
					2018	2	2	2022
					2019	2	1	2022
(1)The named executive officers are awarded a range of awards that may be earned based on attainment of goals between a target level of performance and a maximum level of performance.
(2)Performance stock unit awards granted prior to 2021, if earned, will be settled in shares of Pinnacle Financial Common Stock in the periods noted in the table, if Pinnacle Bank's ratio of non-performing assets to its loans plus ORE is less than amounts established in the applicable award agreement.
(3)Performance stock unit awards granted in 2021, if earned, will be settled in shares of Pinnacle Financial Common Stock in the period noted in the table, if the performance criterion included in the applicable performance unit award agreement are met.

During the three months ended March 31, 2021 and 2020, the restrictions associated with 133,041 and 129,723 performance stock unit awards granted in prior years lapsed, based on the terms of the agreement and approval by Pinnacle Financial's Human Resources and Compensation Committee, and were settled into shares of Pinnacle Financial common stock with 46,332 and 43,996 shares being withheld to pay the taxes associated with the settlement of those shares.

Additionally, during the three months ended March 31, 2021, 199,633 performance stock unit awards granted in prior years were forfeited due to the failure to reach performance targets for the year ended December 31, 2020 as defined in the associated performance stock unit award agreements.

Stock compensation expense related to restricted share awards, restricted stock unit awards and performance stock unit awards for the three months ended March 31, 2021 was $5.4 million compared to $5.5 million for the three months ended March 31, 2020. As of March 31, 2021, the total compensation cost related to unvested restricted share awards, restricted stock unit awards and performance stock unit awards not yet recognized was $63.9 million. This expense, if the underlying units are earned, is expected to be recognized over a weighted-average period of 1.93 years.

Note 8. Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship and classification as either a cash flow hedge or fair value hedge for those derivatives which are designated as part of a hedging relationship.

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customers' transactions as of March 31, 2021 and December 31, 2020 is included in the following table (in thousands):

	March 31, 2021		December 31, 2020
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Assets	$1,618,283	$67,351	$1,565,916	$101,602
Liabilities	1,618,283	(68,218)	1,565,916	(102,919)
Total	$3,236,566	$(867)	$3,131,832	$(1,317)

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the three months ended March 31, 2021 and 2020 were as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Location of Loss Recognized in Income	Three Months Ended March 31,
		2021	2020
Interest rate swap agreements	Other noninterest income	$450	$(343)

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income (loss), net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. A summary of Pinnacle Financial's cash flow hedge relationships as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

					March 31, 2021		December 31, 2020
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor	Other assets	3.69	—%	2.25% minus one-month LIBOR	$1,500,000	$100,564	$1,500,000	$124,585

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three months ended March 31, 2021 and 2020 were as follows, net of tax (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Asset derivatives	2021	2020
Interest rate floor - loans	$(15,274)	$65,349
Liability derivatives
Interest rate swaps - borrowings	$—	$(1,580)
	$(15,274)	$63,769

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive income (loss) would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Pinnacle Financial expects the hedges at March 31, 2021 to continue to be highly effective and qualify for hedge accounting during the remaining terms of the original hedging transactions. Losses on cash flow hedges totaling $504,000 and $1.8 million, net of tax, were reclassified from accumulated other comprehensive income (loss) into net income during the three months ended March 31, 2021 and 2020, respectively. During the first quarter of 2020, loan interest rate floors with a notional amount totaling $1.3 billion and unrealized gains totaling $16.5 million were terminated. These unrealized gains are being amortized into income on a straight line basis through October 2021. Approximately $4.7 million in unrealized gains, net of tax, are expected to be reclassified from accumulated other comprehensive income (loss) into net income over the next twelve months related to terminated cash flow hedges.

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

A summary of Pinnacle Financial's fair value hedge relationships as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

					March 31, 2021		December 31, 2020
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset Derivatives
Interest rate swaps - securities	Other assets	8.34	0.58%	Federal Funds	$231,421	$17,181	$231,421	$4,696
Liability derivatives
Interest rate swaps - securities	Other liabilities	5.79	3.08%	3 month LIBOR	$477,510	$(49,729)	$477,510	$(72,010)
					$708,931	$(32,548)	$708,931	$(67,314)

Notional amounts of $477.5 million included in the table receive a variable rate of interest based on three month LIBOR and notional amounts totaling $231.4 million receive a variable rate of interest based on the daily compounded federal funds rate.

The effects of Pinnacle Financial's securities fair value hedge relationships on the income statement during the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
		2021	2020
Interest rate swaps - securities	Interest income on securities	$34,766	$(38,873)
Securities available-for-sale	Interest income on securities	$(34,766)	$38,873

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at March 31, 2021 and December 31, 2020 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Line item on the balance sheet
Securities available-for-sale	$804,207	$841,543	$32,548	$67,314

During the three months ended March 31, 2021 and 2020, amortization expense totaling $924,000 and $1.1 million, respectively, related to previously terminated fair value hedges was recognized as a reduction to interest income on loans.

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

The following tables present financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
March 31, 2021
Investment securities available-for-sale:
U.S. Treasury securities	$83,993	$—	$83,993	$—
U.S. government agency securities	157,456	—	157,456	—
Mortgage-backed securities	1,609,778	—	1,609,778	—
State and municipal securities	1,512,360	—	1,498,847	13,513
Agency-backed securities	190,695	—	190,695	—
Corporate notes and other	122,737	—	122,737	—
Total investment securities available-for-sale	3,677,019	—	3,663,506	13,513
Other investments	87,347	—	25,218	62,129
Other assets	190,753	—	190,753	—
Total assets at fair value	$3,955,119	$—	$3,879,477	$75,642

Other liabilities	$116,646	$—	$116,646	$—
Total liabilities at fair value	$116,646	$—	$116,646	$—

December 31, 2020
Investment securities available-for-sale:
U.S. Treasury securities	$82,209	$—	$82,209	$—
U.S. government agency securities	76,403	—	76,403	—
Mortgage-backed securities	1,689,191	—	1,689,191	—
State and municipal securities	1,443,363	—	1,427,866	15,497
Agency-backed securities	177,936	—	177,936	—
Corporate notes and other	117,579	—	117,579	—
Total investment securities available-for-sale	3,586,681	—	3,571,184	15,497
Other investments	73,395	—	25,636	47,759
Other assets	242,470	—	242,470	—
Total assets at fair value	$3,902,546	$—	$3,839,290	$63,256

Other liabilities	$177,025	$—	$177,025	$—
Total liabilities at fair value	$177,025	$—	$177,025	$—

The following table presents assets measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$10,651	$—	$—	$10,651
Collateral dependent loans (1)	40,890	—	—	40,890
Total	$51,541	$—	$—	$51,541

December 31, 2020
Other real estate owned	$12,360	$—	$—	$12,360
Collateral dependent loans (1)	43,795	—	—	43,795
Total	$56,155	$—	$—	$56,155

(1) The carrying values of collateral dependent loans at March 31, 2021 and December 31, 2020 are net of valuation allowances of $2.7 million and $3.5 million, respectively.

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2021, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2021 and March 31, 2020 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three months ended March 31,
	2021		2020
	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments
Fair value, beginning of period	$15,497	$47,759	$15,903	$38,156
Total realized gains (losses) included in income	42	3,440	28	(174)
Changes in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at period-end	(1,875)	—	(21)	—
Purchases	—	12,432	—	2,361
Issuances	—	—	—	—
Settlements	(151)	(1,502)	(1,143)	(587)
Transfers out of Level 3	—	—	—	—
Fair value, end of period	$13,513	$62,129	$14,767	$39,756
Total realized gains (losses) included in income related to financial assets and liabilities still on the consolidated balance sheet at period-end	$42	$3,440	$28	$(174)

The following tables present the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at March 31, 2021 and December 31, 2020.  This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
March 31, 2021
Financial assets:
Securities purchased with agreement to resell	$450,000	$433,935	$—	$—	$433,935
Securities held-to-maturity	1,014,345	1,033,749	—	1,033,749	—
Loans, net	22,805,820	22,808,139	—	—	22,808,139
Consumer loans held-for-sale	85,769	86,403	—	86,403	—
Commercial loans held-for-sale	12,541	12,634	—	12,634	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	28,465,057	27,539,943	—	—	27,539,943
Federal Home Loan Bank advances	888,115	928,035	—	—	928,035
Subordinated debt and other borrowings	671,002	661,693	—	—	661,693

Off-balance sheet instruments:
Commitments to extend credit (2)	10,422,083	25,019	—	—	25,019

December 31, 2020
Financial assets:
Securities held-to-maturity	$1,028,359	$1,066,531	$—	$1,066,531	$—
Loans, net	22,139,451	22,407,546	—	—	22,407,546
Consumer loans held-for-sale	87,821	89,625	—	89,625	—
Commercial loans held-for-sale	31,200	31,841	—	31,841	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	27,833,739	26,929,142	—	—	26,929,142
Federal Home Loan Bank advances	1,087,927	1,189,035	—	—	1,189,035
Subordinated debt and other borrowings	670,575	677,521	—	—	677,521

Off-balance sheet instruments:
Commitments to extend credit (2)	9,692,607	24,887	—	—	24,887
(1)Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.
(2)At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments, including both commitments for unfunded loans and standby letters of credit. In making this evaluation, Pinnacle Financial utilizes credit loss expectations on funded loans from our allowance for credit losses methodology and evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at March 31, 2021 and December 31, 2020, Pinnacle Financial included in other liabilities $23.2 million, representing expected credit losses on off-balance sheet commitments, which are reflected in the estimated fair values of the related commitments. Also included in the fair values at March 31, 2021 and December 31, 2020 are unamortized fees related to these commitments of $1.8 million and $1.7 million, respectively.

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

During the three months ended March 31, 2021, Pinnacle Bank paid no dividends to Pinnacle Financial. As of March 31, 2021, Pinnacle Bank could pay approximately $574.3 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2013, Pinnacle Financial has paid a quarterly common stock dividend. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 19, 2021, when the board of directors increased the dividend to $0.18 per common share from $0.16 per common share. During the second quarter of 2020, the Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th fractional interest in a share of Series B noncumulative, perpetual preferred stock (the "Series B Preferred Stock") in a registered public offering to both retail and institutional investors. Beginning in the third quarter of 2020, Pinnacle Financial began paying a quarterly dividend of $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock.

The amount and timing of all future dividend payments by Pinnacle Financial, if any, including dividends on Pinnacle Financial's Series B Preferred Stock, is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's receipt of dividends from Pinnacle Bank, earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to Pinnacle Financial and receipt of any regulatory approvals that may become required as a result of each of Pinnacle Financial's or Pinnacle Bank's financial results.

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

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, each of Pinnacle Bank and Pinnacle Financial has elected the option to delay the estimated impact on regulatory capital of Pinnacle Financial's and Pinnacle Bank's adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”), will be delayed until December 31, 2021. After that date, the cumulative amount of the transition adjustments will become fixed and will be phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024. Beginning on January 1, 2025, the temporary regulatory capital benefits will be fully reversed.

Management believes, as of March 31, 2021, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2021
Total capital to risk weighted assets:
Pinnacle Financial	$3,784,041	14.5%	$2,088,413	8.0%	$2,610,516	10.0%
Pinnacle Bank	$3,382,392	13.0%	$2,081,224	8.0%	$2,601,529	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,911,788	11.2%	$1,566,309	6.0%	$2,088,413	8.0%
Pinnacle Bank	$3,059,140	11.8%	$1,560,918	6.0%	$2,081,224	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$2,694,539	10.3%	$1,174,732	4.5%	NA	NA
Pinnacle Bank	$3,059,017	11.8%	$1,170,688	4.5%	$1,690,994	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,911,788	8.9%	$1,306,257	4.0%	NA	NA
Pinnacle Bank	$3,059,140	9.4%	$1,302,421	4.0%	$1,628,026	5.0%

At December 31, 2020
Total capital to risk weighted assets:
Pinnacle Financial	$3,678,405	14.3%	$2,063,352	8.0%	$2,579,190	10.0%
Pinnacle Bank	$3,259,538	12.7%	$2,055,892	8.0%	$2,569,865	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,803,541	10.9%	$1,547,514	6.0%	$2,063,352	8.0%
Pinnacle Bank	$2,933,674	11.4%	$1,541,919	6.0%	$2,055,892	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$2,586,292	10.0%	$1,160,635	4.5%	NA	NA
Pinnacle Bank	$2,933,551	11.4%	$1,156,439	4.5%	$1,670,412	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,803,541	8.6%	$1,298,756	4.0%	NA	NA
Pinnacle Bank	$2,933,674	9.1%	$1,294,033	4.0%	$1,617,541	5.0%
(*) Average assets for the above calculations were based on the most recent quarter.

During the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th interest in a share of Series B preferred stock in a registered public offering to both retail and institutional investors. Net proceeds from the transaction were approximately $217.1 million after deducting the underwriting discounts and offering expenses payable by Pinnacle Financial. The net proceeds were initially retained by Pinnacle Financial and the remaining net proceeds are available to support the capital needs of Pinnacle Financial and Pinnacle Bank, to support Pinnacle Financial's obligations, including interest payments on its outstanding indebtedness and dividend payments on the Series B preferred stock, and for other general corporate purposes.

Note 11.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities and Pinnacle Financial and Pinnacle Bank have entered into certain other subordinated debt agreements. These instruments are outlined below as of March 31, 2021 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2021	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	2.98%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	1.60%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	1.85%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	3.03%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	3.49%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	3.09%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	2.64%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	1.90%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	3.30%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	1.67%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	1.94%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	1.70%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	3.33%	3-month LIBOR + 3.128%
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	3.33%	3-month LIBOR + 3.128%
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (1)
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)

Debt issuance costs and fair value adjustments			(11,993)
Total subordinated debt and other borrowings			$671,002
(1) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(2) Migrates to three month LIBOR + 2.775% beginning September 15, 2024 through the end of the term.

Effective January 1, 2020, Pinnacle Financial used $80.0 million of the net proceeds from our 2019 subordinated debt offering to redeem certain other of our subordinated notes, including the $20.0 million aggregate principal amount of Avenue subordinated notes and $60.0 million aggregate principal amount of BNC subordinated notes. Pursuant to regulatory guidelines, once the maturity date on these subordinated notes is within five years, a portion of the notes will no longer be eligible to be included in regulatory capital, with an additional portion being excluded each year over the five year period approaching maturity.

On April 22, 2020, Pinnacle Financial established a credit facility with the Federal Reserve Bank in conjunction with the SBA Paycheck Protection Program, with available borrowing capacity equal to the outstanding balance of Paycheck Protection Program loans, which totaled approximately $2.2 billion at March 31, 2021. There are no amounts outstanding on this facility at March 31, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2021 and December 31, 2020 and our results of operations for the three months ended March 31, 2021 and 2020. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein and the risk factors discussed in Part II, Item 1A - Risk Factors, herein as well as our Annual Report on Form 10-K for the year ended December 31, 2020 (Form 10-K) and the other reports we have filed with the Securities and Exchange Commission since we filed that Form 10-K.

Impact of COVID-19 Pandemic

The outbreak and spread of a novel strain of the coronavirus or, COVID-19, has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. These actions included the decision by the Federal Reserve Open Markets Committee to lower the target for the federal funds rate to a range of between zero to 0.25% on March 15, 2020. This action followed a prior reduction of the targeted federal funds rate to a range of 1.0% to 1.25% on March 3, 2020.

We have been intentional in our response to the COVID-19 pandemic to ensure strength in our balance sheet, including, initially, increases in liquidity and reserves. As a part of this intentional response, we conducted an extensive loan review and re-risk grading process in 2020. During the second quarter of 2020, we performed an in-depth review of all risk-graded loans greater than $1.0 million for which we had granted the borrower the ability to defer the payment of principal and/or interest for a period of up to 90 days following the COVID-19 outbreak. We also performed an in-depth review of all of our hotel and retail commercial real estate loans greater than $1.0 million regardless of their receipt of deferral. During the third quarter of 2020, our focus broadened to include the other segments of the portfolio that are risk rated that we did not re-risk grade during the second quarter. This extensive re-underwriting effort included our pass grade loans with exposures greater than $2.0 million and watch list, criticized or classified loans with exposures greater than $500,000. During the fourth quarter of 2020 and again in the first quarter of 2021, we performed a follow-up in-depth review of hotel loans $1.0 million and greater, all non-pass grade exposures greater than $500,000 and a comprehensive review of loans with a low pass risk grade known to be impacted by the COVID-19 pandemic.

Additionally throughout 2020 and into 2021 in response to the pandemic, we have continued to adjust our business practices, including restricting employee travel, encouraging employees to work from home where possible, offering, until recently, drive-thru only service at certain of our locations with specific needs facilitated by appointment, implementing social distancing guidelines within our offices and continuing to hold regular meetings of our pandemic response team. Many of these measures remain in place due to the continued prevalence of the virus, though, in April 2021, we began re-opening our customer locations and bringing employees back into the office with a phased approach.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program ("PPP"), a program designed to aid small- and medium-sized businesses, sole proprietors and other self-employed persons through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight to 24 weeks of payroll and other costs to provide support to participating businesses and increase the ability of these businesses to retain workers. In addition, these loans are fully guaranteed by the SBA, carry a term of two or five years, dependent on the date originated, and a 1.0% annualized interest rate. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act ("Coronavirus Relief Act") was signed into law. It contains significant additional relief programs, including the authorization of a second round of PPP. As of March 31, 2021, under the PPP, we had submitted applications and received funding of approximately $3.3 billion, of which, approximately $1.0 billion had received forgiveness as of that date. We believe that we were effective in each round of the PPP in assisting the small businesses in our markets that continue to be impacted by the pandemic. Inclusive of fees from the SBA, our yield on PPP loans during the first quarter of 2021 was 4.51%.

As a result of the pandemic, we also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers. This program allowed for a deferral of principal and/or interest payments for 90 days, which may have been extended for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. For borrowers requiring a longer-term modification following the short-term loan modification program, we worked with eligible borrowers to modify such loans under Section 4013 of the CARES Act. The outstanding balance at March 31, 2021 of loans which have received these Section 4013 modifications was approximately $835.1 million compared to approximately $825.6 million at December 31, 2020.

We believe our response to the pandemic has allowed and continues to allow us to appropriately support our associates and clients and their communities. The COVID-19 pandemic along with the implementation of CECL contributed to an increased provision for credit losses in 2020 and an extended duration of economic disruption resulting from the virus could lead to increased net charge-offs and continued elevated levels of provisioning expense. We continue to monitor the impact of COVID-19, the administration, efficacy and public acceptance of COVID-19 vaccines, the effects of the CARES Act, Coronavirus Relief Act, American Relief Act and the prospects for additional fiscal stimulus programs closely; COVID-19 continues to spread throughout the United States, and cases, hospitalizations and deaths in some of our markets remain elevated and recently new variants or mutations of the virus have begun to emerge that in some cases appear to be more contagious than the original virus. Accordingly, the COVID-19 pandemic continues to impact our operations and the operations of certain of our customers, though in the first quarter of 2021 the impact appears to be lessening as the average number of cases, hospitalizations and deaths in most of our markets have started to decline and the number of residents in our markets that have been vaccinated against the virus continues to rise; however, our ability and the ability of our customers to recover from the pandemic remains uncertain and will depend on continued reductions in the number and severity of COVID-19 cases in our markets and improvement in economic conditions in our markets, including as a result of continued government support of those individuals and businesses most adversely impacted by the virus.

Overview

Our diluted net income per common share for the three months ended March 31, 2021 was $1.61, compared to $0.37 for the same period in 2020. At March 31, 2021, reflecting the significant number of loans we had originated under the PPP, loans had increased to $23.1 billion, as compared to $22.4 billion at December 31, 2020, and total deposits increased to $28.3 billion at March 31, 2021 from $27.7 billion at December 31, 2020.

Results of Operations.  Our net interest income increased to $222.9 million for the three months ended March 31, 2021 compared to $193.6 million for the same period in the prior year, representing an increase of $29.3 million. For the three months ended March 31, 2021 when compared to the comparable period in 2020, this increase was largely the result of lower cost of funds, the impact of both interest and fees related to PPP loans and our pay down of a portion of the additional liquidity we acquired in 2020 in response to the economic uncertainty resulting from the COVID-19 pandemic, as well as organic loan growth during the comparable periods. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2021 was 3.02% compared to 3.28% for the same period in 2020 and reflects the impact of loans made pursuant to the PPP and our acquisition and subsequent pay down of additional on-balance sheet liquidity as noted above, the decline in short-term interest rates, declining levels of positive impact from purchase accounting and the competitive rate environments for loans and deposits in our markets.

Our provision for credit losses was $7.2 million for the three months ended March 31, 2021 compared to $99.9 million for the same period in 2020. The higher level of provision expense during the three months ended March 31, 2020 was largely the result of the anticipated economic impact of the COVID-19 pandemic. The decrease in the first quarter of 2021 as compared to the first quarter of 2020 is primarily due to anticipated improvements in economic conditions. Also contributing to the provision expense in the first quarter of 2020 and 2021 was an increase in net charge-offs, which totaled $11.4 million for the three months ended March 31, 2021 compared to $10.2 million for the same period in 2020.
At March 31, 2021, our allowance for credit losses as a percentage of total loans, inclusive of PPP loans, was 1.22% compared to 1.27% at December 31, 2020. The decrease in the allowance for credit losses is largely the result of improvements in the macroeconomic forecasts utilized by our CECL models to estimate future credit losses.

Noninterest income increased by $22.3 million, or 31.7%, during the three months ended March 31, 2021 compared to the same period in 2020. The growth in noninterest income was in large part attributable to an increase in income from our equity method investment in BHG of $13.4 million, or 85.7%, during the three months ended March 31, 2021 compared to the same period in the prior year as well as gains on mortgage loans sold, net, which increased by $5.1 million for the three months ended March 31, 2021 as compared to the same period in the prior year primarily due to the favorable interest rate environment and housing markets in our markets as well as our increased number of mortgage originators in the respective periods. These increases were offset in part by a decline in wealth management revenues of $16.1 million for the three months ended March 31, 2021 compared to $16.6 million in the same period in the prior year as well as the recording of net gains on sales of securities during the three months ended March 31, 2020 of $463,000 with no gains being recorded during the same period in 2021. Other noninterest income, which is the result of fee revenue lines of business other than those noted above, increased during the three months ended March 31, 2021 by $5.6 million when compared to the same period in the prior year largely as a result of gains on other equity investments.

Noninterest expense increased by $17.3 million, or 12.6%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Impacting noninterest expense for the three months ended March 31, 2021 as compared to the same prior year period was a $22.2 million increase in salaries and employee benefits. The change in salaries and employee benefits was the result of an increase in our associate base in the first quarter of 2021 versus the first quarter of 2020, annual merit increases as well as the accrual of both our cash and equity incentive plans at above-target payout during the three months ended March 31, 2021 versus an accrual at below-target payout under such plans during the same period in 2020. Also impacting noninterest expense in the first quarter of 2020 were lending related costs related to an increase in our off-balance sheet reserves. The higher level of expense related to off-balance sheet reserves is due to the effect that macroeconomic factors impacted by the COVID-19 pandemic had on our CECL models during the three months ended March 31, 2020 subsequent to the implementation of CECL effective January 1, 2020. No such additional expense was booked in the first quarter of 2021.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 49.0% for the three months ended March 31, 2021 compared to 52.0% for the same period in 2020. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.
During the three months ended March 31, 2021, we recorded income tax expense of $28.2 million compared to an income tax benefit of $1.7 million for the three months ended March 31, 2020. Our effective tax rate for the three months ended March 31, 2021 was 18.4% compared to a benefit of 6.2% for the three months ended March 31, 2020. Our tax expense in the first three months of 2020 was impacted by the increased provision for credit losses we recorded during that quarter as discussed above, a portion of which was recorded as a discrete item of total income tax in the first quarter of 2020 and contributed a tax benefit of $22.4 million. Our tax rate in each period was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in the recognition of tax benefits of $1.6 million for the three months ended March 31, 2021 compared to tax benefits of $862,000 for the three months ended March 31, 2020.
Financial Condition.  Net loans increased $662.2 million, or 3.0%, during the three months ended March 31, 2021, when compared to December 31, 2020. Contributing to increased loan volumes during the three months ended March 31, 2021, were approximately $424.5 million of loans issued through the SBA's PPP, net of forgiveness. The remainder of the increase is primarily the result of loans made to borrowers that principally operate or are located in our core markets, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company. Total deposits were $28.3 billion at March 31, 2021, compared to $27.7 billion at December 31, 2020, an increase of $587.4 million, or 2.1%. Deposit growth during the period was likely aided by our clients' continued desire to build liquidity to support their businesses through the COVID-19 pandemic, proceeds from the PPP and other government stimulus programs and current stock market conditions, but was also due in part to our intentional emphasis on gathering low-cost core deposits during both periods.
Capital and Liquidity. At March 31, 2021 and December 31, 2020, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At March 31, 2021, we had approximately $296.8 million of cash at the parent company that could be used to support our bank.
During the second quarter of 2020, we issued 9.0 million depositary shares, each representing a 1/40th interest in a share of our 6.75% fixed rate non-cumulative, perpetual preferred stock, Series B (Series B Preferred Stock) in a registered public offering to both retail and institutional investors. Net proceeds from the transaction after underwriting discounts and offering expenses payable by us were approximately $217.1 million. The net proceeds were retained at Pinnacle Financial and the remaining portion thereof is available to support our capital needs and other obligations, including payments related to our outstanding indebtedness, to support the capital needs and other obligations of our bank and for other general corporate purposes. Additionally, we believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as a subordinated debt offering or entering into a new revolving credit facility with another financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.
During the quarter ended March 31, 2020, we repurchased approximately 1.0 million shares of our common stock at an aggregate cost of $50.8 million under our previously authorized share repurchase agreement. Our last purchase of shares of our common stock under the prior share repurchase program occurred on March 19, 2020, as we suspended the program due to uncertainty surrounding the COVID-19 pandemic and it remained suspended until its expiration on December 31, 2020. On January 19, 2021, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program will remain in effect through March 31, 2022. We did not repurchase any shares under our current share repurchase program during the three months ended March 31, 2021.

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

Selected Financial Information

The following is a summary of certain financial information for the three month periods ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020 (dollars in thousands, except per share data):

	Three Months Ended March 31,		2021 - 2020 Percent
	2021	2020	Increase (Decrease)
Income Statement:
Interest income	$251,917	$263,069	(4.2)%
Interest expense	29,047	69,517	(58.2)%
Net interest income	222,870	193,552	15.1%
Provision for credit losses	7,235	99,889	(92.8)%
Net interest income after provision for credit losses	215,635	93,663	> 100%
Noninterest income	92,709	70,377	31.7%
Noninterest expense	154,696	137,349	12.6%
Net income before income taxes	153,648	26,691	> 100%
Income tax expense (benefit)	28,220	(1,665)	> 100%
Net income	125,428	28,356	> 100%
Preferred stock dividends	(3,798)	—	100%
Net income available to common shareholders	$121,630	$28,356	> 100%

Per Share Data:
Basic net income per common share	$1.61	$0.37	> 100%
Diluted net income per common share	$1.61	$0.37	> 100%

Performance Ratios:
Return on average assets (1)	1.42%	0.40%	> 100%
Return on average shareholders' equity (2)	9.96%	2.58%	> 100%
Return on average common shareholders' equity (3)	10.41%	2.58%	> 100%

	March 31, 2021	December 31, 2020
Balance Sheet:
Loans, net of allowance for credit losses	$22,805,820	$22,139,451	3.0%
Deposits	$28,292,940	$27,705,575	2.1%
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

Results of Operations

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $222.9 million for the three months ended March 31, 2021 compared to $193.6 million for the same period in the prior year, representing an increase of $29.3 million. For the three months ended March 31, 2021 when compared to the comparable period in

2020, this increase was largely the result of lower cost of funds, the impact of both interest and fees related to the PPP and our pay down of a portion of the additional liquidity we acquired in 2020 in response to the economic uncertainty resulting from the COVID-19 pandemic as well as organic loan growth during the comparable periods offset in part by yield compression in our earning asset portfolio.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)(2)	$22,848,086	$227,372	4.11%	$20,009,288	$236,420	4.84%
Securities:
Taxable	2,271,325	7,728	1.38%	1,924,629	10,268	2.15%
Tax-exempt (2)	2,394,944	15,498	3.15%	1,889,914	13,824	3.51%
Federal funds sold and other	3,356,199	1,319	0.16%	807,796	2,557	1.27%
Total interest-earning assets	30,870,554	$251,917	3.41%	24,631,627	$263,069	4.41%
Nonearning assets
Intangible assets	1,861,386			1,870,063
Other nonearning assets	1,927,192			1,735,952
Total assets	$34,659,132			$28,237,642

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	5,466,389	2,599	0.19%	3,745,280	8,467	0.91%
Savings and money market	11,321,344	6,713	0.24%	8,097,549	20,435	1.01%
Time	3,212,386	8,156	1.03%	4,076,897	21,796	2.15%
Total interest-bearing deposits	20,000,119	17,468	0.35%	15,919,726	50,698	1.28%
Securities sold under agreements to repurchase	143,586	72	0.20%	141,192	115	0.33%
Federal Home Loan Bank advances	934,662	4,494	1.95%	2,029,888	10,407	2.06%
Subordinated debt and other borrowings	673,662	7,013	4.22%	673,415	8,297	4.96%
Total interest-bearing liabilities	21,752,029	29,047	0.54%	18,764,221	69,517	1.49%
Noninterest-bearing deposits	7,620,665	—	0.00%	4,759,729	—	0.00%
Total deposits and interest-bearing liabilities	29,372,694	$29,047	0.40%	23,523,950	$69,517	1.19%
Other liabilities	332,782			296,537
Stockholders' equity	4,953,656			4,417,155
Total liabilities and stockholders' equity	$34,659,132			$28,237,642
Net interest income		$222,870			$193,552
Net interest spread (3)			2.86%			2.92%
Net interest margin (4)			3.02%			3.28%
(1) Average balances of nonaccrual loans are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $7.3 million of taxable equivalent income for the three months ended March 31, 2021 compared to $7.0 million for the three months ended March 31, 2020. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the three months ended March 31, 2021 would have been 3.00% compared to a net interest spread of 3.22% for the three months ended March 31, 2020.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended March 31, 2021, our net interest margin was 3.02% compared to 3.28% for the same period in 2020. Our net interest margin for the three months ended March 31, 2021 reflects the impact of loans made pursuant to the PPP and our acquisition and subsequent pay down of additional on-balance sheet liquidity as noted above, the continued historically low levels for short-term interest rates, declining levels of positive impact from purchase accounting and the competitive rate environments for loans and deposits in our markets. More specifically, our net interest margin was negatively impacted by yield compression in our earning asset portfolio due to a declining macroeconomic interest rate environment, which included a 150 basis points reduction in the federal funds rate in March 2020. During the three months ended March 31, 2021, our earning asset yield decreased by 100 basis points from the same period in the prior year. Our total funding rates decreased by 79 basis points compared to the same period in the prior year.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Pricing for creditworthy borrowers and meaningful depositors is very competitive in our markets and this competition has adversely impacted, and may continue to adversely impact, our margins. We believe this challenging competitive environment will continue throughout 2021, even during a time of economic uncertainty due to COVID-19. Our strategy of adding additional on-balance sheet liquidity to aid in managing through the early uncertainties of COVID-19, as well as the meaningful increase in core deposit inflows we experienced in 2020 and the first quarter of 2021 has and will continue to negatively impact the net interest margin until on-balance sheet liquidity returns to more normalized levels.

Provision for Credit Losses. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. The provision for credit losses amounted to $7.2 million for the three months ended March 31, 2021 compared to $99.9 million for the three months ended March 31, 2020. Provision expense is impacted by growth in our loan portfolio, recent historical and projected future economic conditions, our internal assessment of the credit quality of the loan portfolio, and net charge-offs. The higher provision expense during the first quarter of 2020 as compared to the first quarter of 2021 was the result of the anticipated economic impact of the COVID-19 pandemic. In contrast to the deterioration in the economic outlook that occurred during the first quarter of 2020, projected economic conditions improved during the first quarter of 2021 resulting in the decrease in provision expense. Also contributing to provision expense in both periods are net charge-offs, which totaled $11.4 million for the three months ended March 31, 2021 compared to $10.2 million for the same period in 2020.

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

The following is a summary of our noninterest income for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		2021 - 2020
	2021	2020	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$8,307	$9,032	(8.0)%
Investment services	8,191	9,239	(11.3)%
Insurance sales commissions	3,225	3,240	(0.5)%
Gains on mortgage loans sold, net	13,666	8,583	59.2%
Investment gains on sales of securities, net	—	463	(100.0)%
Trust fees	4,687	4,170	12.4%
Income from equity method investment	28,950	15,592	85.7%
Other noninterest income:
Interchange and other consumer fees	12,592	9,969	26.3%
Bank-owned life insurance	4,726	4,652	1.6%
Loan swap fees	903	2,187	(58.7)%
SBA loan sales	1,855	1,341	38.3%
Gains (losses) on other equity investments	3,440	(174)	> 100%
Other noninterest income	2,167	2,083	4.0%
Total other noninterest income	25,683	20,058	28.0%
Total noninterest income	$92,709	$70,377	31.7%

The decrease in service charges on deposit accounts in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 relates to a decline in analysis fees, including fee waivers, due to the low transaction volumes in commercial checking accounts which we believe is related to the ongoing impact of the COVID-19 pandemic.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three months ended March 31, 2021, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, and fees from our wealth advisory group, PNFP Capital Markets, Inc., decreased by $1.0 million to $8.2 million when compared to the three months ended March 31, 2020. At March 31, 2021 and 2020, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $6.0 billion and $4.0 billion, respectively, in brokerage assets. These fees increased $1.4 million during the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 and were offset by a decline in investment advisory fees from PNFP Capital Markets, Inc. which decreased $2.4 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020. Revenues from the sale of insurance products by our insurance subsidiaries for the three months ended March 31, 2021 decreased by $15,000 compared to the same period in the prior year. Included in insurance revenues for the three months ended March 31, 2021 was $918,000 of contingent income received in the first quarter of 2021 that was based on 2020 sales production and claims experience compared to $1.1 million recorded in the same period in the prior year. Additionally, at March 31, 2021, our trust department was receiving fees on approximately $3.4 billion of managed assets compared to $2.7 billion at March 31, 2020, reflecting organic growth and increased market valuations. We believe the change in our wealth management businesses during the three months ended March 31, 2021 when compared to the comparable period in 2020 is primarily attributable to market volatility resulting from the uncertainty surrounding the COVID-19 pandemic and its ongoing impact.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $13.7 million, for the three months ended March 31, 2021 compared to $8.6 million for the same period in the prior year. This sizeable increase is the direct result of the current interest rate environment and the strong markets in which we operate. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. There is a positive correlation between the dollar amount of the mortgage pipeline and the value of this hedge. Therefore, the change in the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At March 31, 2021, the mortgage pipeline included $264.3 million in loans expected to close in 2021 compared to $288.6 million in loans at March 31, 2020 expected to close in 2020.

Investment gains and losses on sales, net represent the net gains and losses on sales of investment securities in our available-for-sale securities portfolio during the periods noted. During the three months ended March 31, 2021, no securities were sold for gains or losses compared to the three months ended March 31, 2020, when we sold approximately $30.2 million of securities for a net gain of $463,000.

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

Income from this equity-method investment was $29.0 million for the three months ended March 31, 2021 compared to $15.6 million for the same period last year. Historically, BHG has sold the majority of the loans its originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. In the second half of 2019, BHG began retaining more loans on its balance sheet than historically had been the case in recent years. As a result of the economic disruption resulting from the COVID-19 pandemic, BHG, throughout 2020 and through the first quarter of 2021, sold more loans through its auction platform than we had previously anticipated and will likely continue to slow its transition to holding more loans on its balance sheet as the effects of COVID-19 are monitored. In the third quarter of 2020, BHG completed its first securitization of approximately $160 million in notes backed by commercial and consumer loans on its balance sheet to provide additional funding.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets of $188,000 for the three months ended March 31, 2021 compared to $293,000 for the three months ended March 31, 2020. At March 31, 2021, there were $7.4 million of these intangible assets that are expected to be amortized in lesser amounts over the next 14 years. Also included in income from equity-method investment is accretion income associated with the fair valuation of certain of BHG's liabilities of $452,000 for the three months ended March 31, 2021, compared to $564,000 for the three months ended March 31, 2020. At March 31, 2021, there were $2.2 million of these liabilities that are expected to accrete into income in lesser amounts over the next five years.

During the three months ended March 31, 2021, Pinnacle Financial and Pinnacle Bank received $10.0 million in dividends from BHG in the aggregate. During the three months ended March 31, 2020, Pinnacle Financial and Pinnacle Bank received dividends of $8.0 million in the aggregate. Dividends from BHG during such periods reduced the carrying amount of our investment in BHG, while earnings from BHG during such periods increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. During the three months ended March 31, 2021, Pinnacle Bank purchased $74.6 million in loans from BHG at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be 4.75% per annum. No loans were purchased from BHG by Pinnacle Bank for the three months ended March 31, 2020.

For the three months ended March 31, 2021, BHG reported $157.6 million in revenues, net of substitution losses of $28.6 million, compared to revenues of $97.9 million for the three months ended March 31, 2020, net of substitution losses of $16.3 million. Earnings from BHG are likely to fluctuate from period-to-period. Approximately $116.0 million of BHG's revenues for the three months ended March 31, 2021 related to gains on the sale of commercial loans compared to $69.7 million for the three months ended March 31, 2020. These loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan. The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. At March 31, 2021 and 2020, there were $3.9 billion and $2.8 billion, respectively, of these loans previously sold by BHG that were being actively serviced by BHG's network of bank purchasers. BHG, at its sole option, may also provide purchasers of these loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. As a result, BHG maintained a liability as of March 31, 2021 and 2020 of $296.0 million and $179.0 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution due to payment default or loan prepayment. This liability represents 7.6% and 6.4%, respectively, of core product loans previously sold by BHG that remain outstanding as of March 31, 2021 and 2020, respectively. The increase in this liability in the three months ended March 31, 2021 compared to the period ended March 31, 2020 was principally the result of the economic disruption associated with the COVID-19 pandemic which adversely impacted physician and dental practices in a material manner.

In addition to these loans that BHG sells into its auction market, at March 31, 2021, BHG reported loans that remained on BHG's balance sheet totaling $1.3 billion compared to $735.2 million as of March 31, 2020. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At March 31, 2021 and 2020, BHG had $785.6 million and $361.8 million, respectively, of secured borrowings associated with loans held for investment which did not qualify for sale accounting. At March 31, 2021 and 2020, BHG reported allowance for loan losses totaling $24.7 million and $9.2 million, respectively. Interest income and fees amounted to $34.6 million for the three months ended March 31, 2021 compared to $24.2 million for the three months ended March 31, 2020.

Included in our other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased during the three months ended March 31, 2021 as compared to the same period in 2020 due to increased debit and credit card transactions period-over-period and unused line fees during the first quarter of 2021 as compared to the same period in 2020. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $4.7 million for each of the three months ended March 31, 2021 and 2020. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. Loan swap fees decreased by $1.3 million during the three months ended March 31, 2021 as compared to the same period in 2020 due primarily to a change in the volume of activity resulting from the current interest rate environment. SBA loan sales are also included in other noninterest income and fluctuate based on the current market environment. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing reviews by senior investment managers. Income related to these investments increased $3.6 million during the three months ended March 31, 2021 when compared to the same period in the prior year. The other components of other noninterest income increased only slightly during the three months ended March 31, 2021 as compared to the same period in 2020 and includes all other noninterest income not included in the above noted categories.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses. The following is a summary of our noninterest expense for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		2021 - 2020
	2021	2020	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$57,589	$52,176	10.4%
Commissions	4,723	3,983	18.6%
Cash and equity incentives	23,642	10,280	130.0%
Employee benefits and other	16,774	14,041	19.5%
Total salaries and employee benefits	102,728	80,480	27.6%
Equipment and occupancy	23,220	20,978	10.7%
Other real estate expense, net	(13)	2,415	(100.5%)
Marketing and other business development	2,349	3,251	(27.7%)
Postage and supplies	1,806	1,990	(9.2%)
Amortization of intangibles	2,206	2,520	(12.5%)
Other noninterest expense:
Deposit related expense	6,804	5,238	29.9%
Lending related expense	7,782	12,068	(35.5%)
Wealth management related expense	435	558	(22.0%)
Other noninterest expense	7,379	7,851	(6.0%)
Total other noninterest expense	22,400	25,715	(12.9%)
Total noninterest expense	$154,696	$137,349	12.6%

Total salaries and employee benefits expenses increased $22.2 million for the three months ended March 31, 2021 compared to the same period in 2020. The change in salaries and employee benefits was the result of an increase in our associate base in 2021 versus 2020, annual merit raises as well as the accrual of our cash incentive plan at above-target payout during the three months ended March 31, 2021 compared to an accrual at below-target payout due to the effects of COVID-19 on our anticipated earnings and performance during the three months ended March 31, 2020. At March 31, 2021, our associate base was 2,621.0 full-time equivalent associates as compared to 2,562.0 at March 31, 2020. We expect salary and benefit expenses will rise in 2021 compared to 2020 as we continue our focus on hiring experienced bankers in all of our markets, particularly if we continue to accrue cash and equity incentives at above-target payout based on anticipated earnings and performance in 2021.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our bank's non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our bank's associates participate in our equity compensation plans. Under the 2021 annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of quarterly pre-tax, pre-provision net revenue (PPNR) and annual earnings per share (subject to certain adjustments). To the extent that the soundness threshold is met and PPNR and earnings per share are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. For 2021, maximum payouts under the plan could reach 160% of target. Through the first quarter of 2021, we have accrued incentive costs for the cash incentive plan in 2021 at greater than 100% of our targeted awards.

Also included in employee benefits and other expense for the three months ended March 31, 2021 were approximately $5.4 million of compensation expenses related to equity-based awards for restricted shares, restricted stock unit and performance stock unit awards, compared to $5.5 million for the three months ended March 31, 2020. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. Our compensation expense associated with equity awards for the three months ended March 31, 2021 changed only modestly when compared to the three months ended March 31, 2020. Our compensation expense associated with equity awards with time-based vesting criteria is likely to continue to increase during the remainder of 2021 when compared to 2020 as a result of the increased number of associates and our intention to hire additional experienced financial advisors. Compensation expense associated with our performance-based vesting awards will continue to be impacted by our performance in 2021 and will likely be higher than the comparable prior year period during the remainder of 2021 as beginning in the second quarter of 2020 and for the remainder of the year we accrued for those awards at below-target levels.

Employee benefits and other expenses were $16.8 million for the three months ended March 31, 2021 compared to $14.0 million for the three months ended March 31, 2020 and include costs associated with our 401k plan, health insurance and payroll taxes. These costs fluctuate based on changes in our associate base and the level of participation in these programs by our associates. Costs associated with our health insurance and 401k plan programs increased $2.0 million in the aggregate during the three months ended March 31, 2021 when compared to the same period in 2020.

Equipment and occupancy expenses for the three months ended March 31, 2021 were $23.2 million compared to $21.0 million for the three months ended March 31, 2020. These costs were generally consistent between periods though we expect to incur additional costs in future periods as we continue to enhance both our current locations and our technology infrastructure. During the first quarter of 2021, a single new office location was opened in the North Carolina market.

Other real estate income and expenses, net, for the three months ended March 31, 2021 were benefits of $13,000 as compared to expenses of $2.4 million for the same period in the prior year. Included in the quarter ended March 31, 2020 were writedowns of previously foreclosed upon properties to market value based on updated appraisals obtained during that same time period.

Marketing and business development expense for the three months ended March 31, 2021 was $2.3 million compared to $3.3 million for the three months ended March 31, 2020. The primary source of the decrease for the three months ended March 31, 2021 as compared to the same period in 2020 continues to be the result of limited in-person client meetings and business development expenses as a result of the restrictions resulting from the COVID-19 pandemic.

Intangible amortization expense was $2.2 million for the three months ended March 31, 2021 compared to $2.5 million for the same period in 2020. The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives at March 31, 2021:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
CapitalMark	2015	$6.2	7	$0.2
Magna Bank	2015	3.2	6	0.1
Avenue	2016	8.8	9	2.0
BNC	2017	48.1	10	24.1

Book of Business Intangible:
Miller Loughry Beach Insurance	2008	$1.3	20	$0.2
CapitalMark	2015	0.3	16	0.1
BNC Insurance	2017	0.4	20	0.3
BNC Trust	2017	1.9	10	1.2
Advocate Capital	2019	13.6	13	9.8

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense of these intangibles is estimated to decrease from $8.1 million to $4.7 million per year over the next five years with lesser amounts for the remaining amortization period.

Other noninterest expenses, which consists primarily of deposit, lending, wealth management and administrative expenses decreased by $3.3 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020. Deposit related expense increased by $1.6 million during the three months ended March 31, 2021 when compared to the same period in 2020 largely the result of increased FDIC assessment costs primarily due to the firm's increased asset base. Lending-related expenses decreased $4.3 million during the three months ended March 31, 2021 when compared to the same period in 2020. This decrease is primarily the result of the effect that macroeconomic factors impacted by the COVID-19 pandemic had on our CECL models during the three months ended March 31, 2020 following the implementation of CECL effective January 1, 2020. As a result of improving economic conditions, we did not build additional reserves during the three months ended March 31, 2021. Wealth management related expenses and other noninterest expenses each remained relatively flat for the three months ended March 31, 2021 when compared to the same period in 2020.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 49.0% for the three months ended March 31, 2021 compared to 52.0% for the same period in 2020. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the three months ended March 31, 2021 compared to the same period in 2020 was impacted in part by increased noninterest expense during the period as a result increased salaries and employee benefits as a result of accrual of our cash and equity incentives at above target levels during the quarter, gains on mortgage loans sold and income from our equity method investment in BHG.

Income Taxes. During the three months ended March 31, 2021, we recorded income tax expense of $28.2 million compared to an income tax benefit of $1.7 million for the three months ended March 31, 2020. Our effective tax rate for the three months ended March 31, 2021 was 18.4% compared to a benefit of 6.2% for the three months ended March 31, 2020. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 26.14% primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax expense in the three months ended March 31, 2020 was impacted by the provision expense recorded in response to the COVID-19 pandemic, which was recorded in the first quarter of 2020 as a discrete item of total income tax and contributed a tax benefit of $22.4 million. Our tax rate in each period was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in the recognition of tax benefits of $1.6 million for the three months ended March 31, 2021 compared to tax benefits of $862,000 for the three months ended March 31, 2020.

Financial Condition

Our consolidated balance sheet at March 31, 2021 reflects an increase in total loans outstanding to $23.1 billion compared to $22.4 billion at December 31, 2020. Total deposits increased by $587.4 million between December 31, 2020 and March 31, 2021. Total assets were $35.3 billion at March 31, 2021 compared to $34.9 billion at December 31, 2020.

Loans.  The composition of loans at March 31, 2021 and at December 31, 2020 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	March 31, 2021			December 31, 2020
	Amount	Percent		Amount	Percent
Commercial real estate:
Owner-occupied	$2,869,785	12.5%		$2,802,227	12.5%
Non-owner occupied	5,573,181	24.1%		5,203,384	23.2%
Consumer real estate – mortgage	3,086,916	13.4%		3,099,172	13.8%
Construction and land development	2,568,969	11.1%		2,901,746	12.9%
Commercial and industrial	8,576,528	37.1%		8,038,457	35.9%
Consumer and other	411,322	1.8%		379,515	1.7%
Total loans	$23,086,701	100.0%	1	$22,424,501	100.0%

At March 31, 2021, our loan portfolio composition had changed modestly from the composition at December 31, 2020 principally as a result of the PPP loans, which are classified as commercial and industrial loans, though commercial real estate and commercial and industrial lending generally continue to make up the largest segments of our portfolio. At March 31, 2021, approximately 34.0% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied commercial real estate properties, compared to 35.0% at December 31, 2020. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development loan segment continues to be a meaningful portion of our portfolio and reflects the development and growth of the local communities in which we operate and is diversified between commercial, residential and land.
Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At March 31, 2021, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital was 76.0% compared to 89.0% at December 31, 2020. Construction and land development, non-owner occupied commercial real estate and multifamily loans as a percentage of total risk-based capital were 256.0% and 264.0% as of March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The following table classifies our fixed and variable rate loans at March 31, 2021 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (in thousands):

	Amounts at March 31, 2021			Percentage	Percentage
	Fixed Rates	Variable Rates	Totals	At March 31, 2021	At December 31, 2020
Based on contractual maturity:
Due within one year	$3,017,043	$1,154,044	$4,171,087	18.1%	18.6%
Due in one year to five years	8,874,402	3,731,737	12,606,139	54.6%	54.4%
Due after five years	4,479,711	1,829,764	6,309,475	27.3%	27.0%
Totals	$16,371,156	$6,715,545	$23,086,701	100.0%	100.0%
Based on contractual repricing dates:
Daily floating rate	$—	$850,633	$850,633	3.7%	4.3%
Due within one year	3,017,043	5,321,716	8,338,759	36.1%	37.7%
Due in one year to five years	8,874,402	252,929	9,127,331	39.5%	37.7%
Due after five years	4,479,711	290,267	4,769,978	20.7%	20.3%
Totals	$16,371,156	$6,715,545	$23,086,701	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

Loans in Past Due Status.  The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
Loans past due 30 to 89 days:	2021	2020
Commercial real estate:
Owner occupied	$1,975	$3,606
Non-owner occupied	1,714	6,946
Consumer real estate – mortgage	6,093	9,187
Construction and land development	137	696
Commercial and industrial	13,808	26,079
Consumer and other	1,020	1,088
Total loans past due 30 to 89 days	$24,747	$47,602

Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$2,957	$1,860
Non-owner occupied	2,526	3,861
Consumer real estate – mortgage	5,816	6,274
Construction and land development	383	736
Commercial and industrial	4,377	4,408
Consumer and other	342	304
Total loans past due 90 days or more	$16,401	$17,443

Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.11%	0.21%
Loans past due 90 days or more as a percentage of total loans	0.07%	0.08%
Total loans in past due status as a percentage of total loans	0.18%	0.29%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $160.8 million, or 0.7% of total loans at March 31, 2021, compared to $173.5 million, or 0.8% of total loans at December 31, 2020. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. Approximately $6.5 million of potential problem loans were past due at least 30 days but less than 90 days as of March 31, 2021.

Nonperforming Assets and Troubled Debt Restructurings. At March 31, 2021, we had $82.8 million in nonperforming assets compared to $86.2 million at December 31, 2020. Included in nonperforming assets were $72.1 million in nonaccrual loans and $10.7 million in OREO and other nonperforming assets at March 31, 2021 and $73.8 million in nonaccrual loans and $12.4 million in OREO and other nonperforming assets at December 31, 2020. At both March 31, 2021 and December 31, 2020, there were $2.5 million of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status.

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

In addition to the short-term modification program implemented by Pinnacle Bank, as discussed above, Section 4013 of the CARES Act and bank regulatory interagency guidance gave entities temporary relief from the accounting and disclosure requirements for TDRs indicating that a lender could conclude that the modifications are not a troubled debt restructuring if the borrower was less than 30 days past due as of December 31, 2019. We have followed the guidance under the CARES Act and the interagency guidance related to these loan modifications. At March 31, 2021, we had approximately $835.1 million in loans modified under Section 4013 of the CARES Act, compared to approximately $825.6 million at December 31, 2020.

Allowance for Credit Losses on Loans (allowance). On January 1, 2020, we adopted FASB ASU 2016-13, which introduced the current expected credit losses (CECL) methodology and required us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, the allowance for credit losses represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of March 31, 2021 and December 31, 2020, our allowance for credit losses was approximately $280.9 million and $285.1 million, respectively, which our management believes to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans, inclusive of PPP loans, was 1.22% at March 31, 2021, down from 1.27% at December 31, 2020. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA.

The decrease in the allowance for credit losses is largely the result of the improvements in the macroeconomic forecast. Our CECL models rely largely on recent historical and projected future macroeconomic conditions to estimate future credit losses. Macroeconomic factors used in the model include the national unemployment rate, gross domestic product, the commercial real estate price index and certain U.S. Treasury interest rates. Projections of these macroeconomic factors, obtained from an independent third party, are utilized to predict quarterly rates of default. These macroeconomic factors experienced significant deterioration during the first six months of 2020, resulting in a significant increase in our allowance for credit losses during the same period. Though these factors improved during the second half of 2020 and through the first quarter of 2021, should they deteriorate in future periods our modeling may require increased levels of provision expense over those recorded during the three months ended March 31, 2021.

Under the CECL methodology the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At March 31, 2021, reasonable and supportable periods of 18 months were utilized for all loan segments followed by a 12 month straight line reversion period to long term averages.

The following table sets forth, based on management's estimate, the allocation of the allowance for credit losses to categories of loans as of March 31, 2021 and December 31, 2020 and the percentage of loans in each category to total loans (in thousands):

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$22,065	12.5%	$23,298	12.5%
Non-owner occupied	80,519	24.1%	79,132	23.2%
Consumer real estate - mortgage	30,199	13.4%	33,304	13.8%
Construction and land development	37,642	11.1%	42,408	12.9%
Commercial and industrial	101,076	37.1%	98,423	35.9%
Consumer and other	9,380	1.8%	8,485	1.7%
Total allowance for credit losses on loans	$280,881	100.0%	$285,050	100.0%

The following is a summary of changes in the allowance for credit losses on loans for the three months ended March 31, 2021 and for the year ended December 31, 2020 and the ratio of the allowance for credit losses on loans to total loans as of the end of each period (in thousands):

	Three Months Ended March 31, 2021	Year ended December 31, 2020
Balance at beginning of period	$285,050	$94,777
Impact of adopting ASC 326	—	38,102
Provision for credit losses on loans	7,228	191,542
Charged-off loans:
Commercial real estate:
Owner occupied	(697)	(2,598)
Non-owner occupied	(140)	(546)
Consumer real estate – mortgage	(371)	(3,478)
Construction and land development	(367)	—
Commercial and industrial	(11,749)	(38,718)
Consumer and other loans	(950)	(3,993)
Total charged-off loans	(14,274)	(49,333)
Recoveries of previously charged-off loans:
Commercial real estate:
Owner occupied	602	1,317
Non-owner occupied	12	911
Consumer real estate – mortgage	365	1,493
Construction and land development	37	147
Commercial and industrial	1,206	4,540
Consumer and other loans	655	1,554
Total recoveries of previously charged-off loans	2,877	9,962
Net charge-offs	(11,397)	(39,371)
Balance at end of period	$280,881	$285,050
Ratio of allowance for credit losses on loans to total loans outstanding at end of period	1.22%	1.27%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.20%	0.18%
(1) Net charge-offs for the year-to-date period ended March 31, 2021 have been annualized.

Pinnacle Financial's management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. Based upon our evaluation of the loan portfolio, we believe the allowance for credit losses to be adequate to absorb our estimate of expected future credit losses on loans outstanding at March 31, 2021. While our policies and procedures used to estimate the allowance for credit losses as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for credit losses and, thus, the resulting provision for credit losses. In particular, the length and severity of the economic disruption of the COVID-19 pandemic and the speed with which the economy will recover is difficult to predict and each may be worse than we have estimated, which could cause our provision for credit losses to be negatively impacted for the duration of the pandemic and its aftermath. We believe borrowers that operate in the restaurant, entertainment, hospitality and retail sectors, including owners of commercial real estate properties and hotels, continue to be the most likely to be negatively impacted by the economic disruptions related to the COVID-19 pandemic, though other borrowers have been, and are likely to continue to be, negatively impacted as well. If the strict social distancing practices or safer-at-home directives that were initially implemented in response to the spread of COVID-19 were to return, these impacts could be more severe than currently anticipated.
Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $4.7 billion and $4.6 billion at March 31, 2021 and December 31, 2020, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at March 31, 2021 and December 31, 2020 follows:

	March 31, 2021	December 31, 2020
Weighted average life	6.87 years	6.51 years
Effective duration*	4.79%	4.35%
Tax equivalent yield	2.29%	2.28%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of March 31, 2021 and December 31, 2020 was 5.79% and 5.45%, respectively.

Restricted Cash. Our restricted cash balances totaled approximately $162.8 million at March 31, 2021, compared to $223.8 million at December 31, 2020. This restricted cash is maintained at other financial institutions as collateral primarily for our derivative portfolio. The decrease in restricted cash is attributable primarily to a decrease in collateral requirements on certain derivative instruments for which the fair value has increased. See Note 8. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Securities Purchased with Agreement to Resell. During the three months ended March 31, 2021, we entered into a $450.0 million repurchase agreement transaction with a financial institution counterparty. This investment deploys some of our liquidity position into an instrument that improves the return on those funds in the current low rate environment. Additionally, we believe it positions us more favorably for a potential rising interest rate environment in the future.

Deposits and Other Borrowings. We had approximately $28.3 billion of deposits at March 31, 2021 compared to $27.7 billion at December 31, 2020. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we routinely enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $172.1 million at March 31, 2021 and $128.2 million at December 31, 2020. Additionally, at March 31, 2021 and December 31, 2020, Pinnacle Bank had borrowed $888.1 million and $1.1 billion, respectively, in advances from the Federal Home Loan Bank of Cincinnati (FHLB). At March 31, 2021, Pinnacle Bank had approximately $2.9 billion in additional availability with the FHLB; however, incremental borrowings are subject to applicable collateral requirements and are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or noncore funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at March 31, 2021 and December 31, 2020:

	March 31, 2021	Percent	December 31, 2020	Percent
Core funding:
Noninterest-bearing deposit accounts	$8,103,943	27.0%	$7,392,325	25.0%
Interest-bearing demand accounts	4,254,518	14.2%	4,055,259	13.7%
Savings and money market accounts	8,611,398	28.7%	8,303,911	28.1%
Time deposit accounts less than $250,000	1,218,286	4.1%	1,295,765	4.4%
Reciprocating demand deposit accounts (1)	993,355	3.3%	884,450	3.0%
Reciprocating savings accounts (1)	1,565,030	5.2%	1,358,154	4.6%
Reciprocating CD accounts (1)	214,860	0.7%	221,019	0.7%
Total core funding	24,961,390	83.2%	23,510,883	79.5%
Noncore funding:
Relationship based noncore funding:
Other time deposits	701,697	2.3%	722,609	2.4%
Securities sold under agreements to repurchase	172,117	0.6%	128,164	0.4%
Total relationship based noncore funding	873,814	2.9%	850,773	2.8%
Wholesale funding:
Brokered deposits	1,752,008	5.8%	2,186,844	7.4%
Brokered time deposits	877,845	2.9%	1,285,239	4.3%
Federal Home Loan Bank advances	888,115	3.0%	1,087,927	3.7%
Paycheck Protection Program liquidity facility	—	—%	—	—%
Subordinated debt and other funding	671,002	2.2%	670,575	2.3%
Total wholesale funding	4,188,970	13.9%	5,230,585	17.7%
Total noncore funding	5,062,784	16.8%	6,081,358	20.5%
Totals	$30,024,174	100.0%	$29,592,241	100.0%

(1)The reciprocating categories consists of deposits we receive from a bank network (the Promontory network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the Promontory network.

As noted in the table above, our core funding as a percentage of total funding increased from 79.5% at December 31, 2020 to 83.2% at March 31, 2021, primarily as a result of the significant increase in deposits estimated to have been funded, in part, by PPP loans and other government stimulus payments, and decreases in wholesale funding that was intentionally utilized to build on-balance sheet liquidity as we prepared for the initial impact of the COVID-19 pandemic. Competition for core deposits in our markets remains very competitive and we anticipate that our percentage of non-core funding is likely to increase as PPP loan funds and stimulus monies are utilized.

When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of March 31, 2021.

Our funding policies impose limits on the amount of non-core funding we can utilize based on the non-core funding dependency ratio which is calculated pursuant to regulatory guidelines. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our funding sources back into compliance with our core funding ratios. At March 31, 2021 and December 31, 2020, we were in compliance with our core funding policies. Though growing our core deposit base is a key strategic objective of our firm and we experienced meaningful growth in core deposits in the first three months of 2021, we may increase our non-core funding amounts from current levels if we need to do so to fund growth or increase levels of on-balance sheet liquidity, but we do not currently anticipate that such increases will exceed the limits we have established in our internal policies for total levels of non-core funding.

The amount of time deposits as of March 31, 2021 amounted to $3.0 billion. The following table shows our time deposits in denominations of less than $250,000 and in denominations of $250,000 and greater by category based on time remaining until maturity and the weighted average rate for each category as of March 31, 2021 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$743,601	0.91%
Over three but less than six months	462,093	0.83%
Over six but less than twelve months	519,302	0.79%
Over twelve months	586,600	0.87%
	$2,311,596	0.86%
Denominations $250,000 and greater
Three months or less	$214,786	0.97%
Over three but less than six months	191,609	0.91%
Over six but less than twelve months	203,132	0.77%
Over twelve months	91,565	1.11%
	$701,092	0.91%
Totals	$3,012,688	0.87%

Subordinated debt and other borrowings.  We have established, or through acquisition acquired, twelve statutory business trusts which were established to issue 30-year trust preferred securities and certain other subordinated debt agreements. These securities qualify as Tier 2 capital subject to annual phase outs beginning five years from maturity. On April 22, 2020, we established a credit facility with the Federal Reserve Bank in conjunction with the PPP, with available borrowing capacity equal to the outstanding balance of PPP loans, which totaled approximately $2.2 billion at March 31, 2021. There are no amounts outstanding on this facility at March 31, 2021. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2021	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	2.98%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	1.60%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	1.85%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	3.03%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	3.49%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	3.09%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	2.64%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	1.90%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	3.30%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	1.67%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	1.94%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	1.70%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Bank Subordinated Notes	July 30, 2015	July 30, 2025	60,000	3.33%	3-month LIBOR + 3.128%
Pinnacle Bank Subordinated Notes	March 10, 2016	July 30, 2025	70,000	3.33%	3-month LIBOR + 3.128%
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (1)
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)

Debt issuance costs and fair value adjustments			(11,993)
Total subordinated debt and other borrowings			$671,002

(1) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(2) Migrates to three month LIBOR + 2.775% beginning September 15, 2024 through the end of the term.

We presently intend to redeem the $130.0 million aggregate principal amount of subordinated notes issued by Pinnacle Bank listed in the table above later this year. We are also evaluating the redemption of the $120.0 million aggregate principal amount of subordinated notes issued by Pinnacle Financial listed in the table above later this year. The redemption of each tranche of subordinated notes is subject to receipt of all regulatory permissions for such redemption, which we have not yet sought, and our ultimate determination to redeem such notes. Neither Pinnacle Bank nor Pinnacle Financial is under any obligation to redeem these subordinated notes.

Capital Resources. At March 31, 2021, our shareholders' equity amounted to $5.0 billion compared to $4.9 billion at December 31, 2020. During the second quarter of 2020, we issued 9.0 million depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock with a liquidation preference of $1,000 per share of Series B Preferred Stock in a registered public offering to both retail and institutional investors. Net proceeds from the transaction after underwriting discounts and offering costs were approximately $217.1 million. The net proceeds were initially retained by Pinnacle Financial and the remaining net proceeds are available to support our obligations including payments related to our outstanding indebtedness and dividend payments on the Series B preferred stock, to support the capital needs of our company and our bank, and for other general corporate purposes. For additional information regarding our capital and shareholders’ equity, see Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Share Repurchase Program. During the quarter ended March 31, 2020, we repurchased approximately 1.0 million shares of our common stock at an aggregate cost of $50.8 million under our previously authorized share repurchase agreement. Our last purchase of shares of our common stock under the prior share repurchase program occurred on March 19, 2020, as we suspended the program due to uncertainty surrounding the COVID-19 pandemic and it remained suspended until its expiration on December 31, 2020. On January 19, 2021, our board of directors authorized a new share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program will remain in effect through March 31, 2022. We purchased no shares under our current program in the first three months of 2021.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $574.3 million at March 31, 2021. Our bank did not pay dividends to us during the three months ended March 31, 2021.

During the three months ended March 31, 2021, we paid $13.9 million in dividends to our common shareholders and $3.8 million in dividends on our Series B preferred stock. On April 20, 2021, our board of directors declared a $0.18 per share quarterly cash dividend to common shareholders which should approximate $14.0 million in aggregate dividend payments that are expected to be paid on May 28, 2021 to common shareholders of record as of the close of business on May 7, 2021. Additionally, on that same day, our board of directors approved a quarterly dividend of approximately $3.8 million, or $16.88 per share (or $0.422 per depositary share), on the Series B preferred stock payable on June 1, 2021 to shareholders of record at the close of business on May 17, 2021. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including, if necessary, our receipt of dividends from Pinnacle Bank, regulatory capital requirements, as they become known to us and receipt of any regulatory approvals that may become required as a result of our and our bank subsidiary's financial results.

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

Estimated % Change in Net Interest Income Over 12 Months
March 31, 2021*
Instantaneous Rate Change
100 bps increase	(1.0%)
200 bps increase	(1.2%)
100 bps decrease	(0.2%)
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

At March 31, 2021, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At March 31, 2021, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

March 31, 2021*
Instantaneous Rate Change
100 bps increase	(5.7%)
200 bps increase	(10.5%)
100 bps decrease	(2.1%)
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

At March 31, 2021, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods.  At present, ALCO has determined that its "most likely" rate scenario considers no change in short-term interest rates throughout the remainder of 2021. Our "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At March 31, 2021, we were in compliance with our internal policies related to liquidity coverage ratio.

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

In addition, our bank is a member of the FHLB Cincinnati.  As a result, our bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which support our funding needs. Under the borrowing agreements with the FHLB Cincinnati, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on its ALCO strategies. Additionally, we may pledge additional qualifying assets, reduce the amount of pledged assets or experience changes in the value of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity with the FHLB Cincinnati. At March 31, 2021, we estimate we had $2.9 billion in additional borrowing capacity with the FHLB Cincinnati. However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati. At March 31, 2021, our bank had received advances from the FHLB Cincinnati totaling $888.1 million. At March 31, 2021, the scheduled maturities of Pinnacle Bank's FHLB Cincinnati advances and interest rates are as follows (in thousands):

Scheduled Maturities	Amount	Interest Rates (1)
2021	$—	—%
2022	—	—%
2023	—	—%
2024	—	—%
2025	116,250	0.56%
Thereafter	775,013	2.15%
	891,263
Deferred costs	(3,148)
Total Federal Home Loan Bank advances	$888,115
Weighted average interest rate		1.94%

(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future.  The table reflects rates in effect as of March 31, 2021.

Pinnacle Bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $195 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month of borrowing. We had no outstanding borrowings at March 31, 2021 under these agreements. Our bank also had approximately $2.9 billion in available Federal Reserve discount window lines of credit at March 31, 2021.

At March 31, 2021, excluding reciprocating time and money market deposits issued through the Promontory Network, we had $2.6 billion of brokered deposits. Historically, we have issued brokered certificates of deposit through several different brokerage houses based on competitive bid. During 2020, and in response to the uncertainty resulting from the COVID-19 pandemic, we intentionally increased our levels of on-balance sheet liquidity. During the first quarter of 2020, this increase was funded by a combination of increased core deposits, increased borrowings from the FHLB Cincinnati and increases in brokered time deposits. Core deposit growth during the remainder of 2020 and through the first quarter of 2021 increased such that we were able to prepay certain wholesale maturities while maintaining an elevated level of on-balance sheet liquidity. We intend to prepay and/or let mature wholesale funding as core deposit growth allows over the next few quarters.

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

At March 31, 2021, we had no individually significant commitments for capital expenditures. But, we believe the number of our locations, including non-branch locations, will increase over an extended period of time across our footprint and that certain of our locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. Additionally, we expect we will continue to incur costs associated with technology improvements to enhance the infrastructure of our firm.

Off-Balance Sheet Arrangements.  At March 31, 2021, we had outstanding standby letters of credit of $237.7 million and unfunded loan commitments outstanding of $10.2 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or, on a short-term basis, to borrow and purchase Federal funds from other financial institutions.

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

Recently Adopted Accounting Pronouncements

See "Part I - Item 1. Consolidated Financial Statements - Note. 1 Summary of Significant Accounting Policies" of this Report for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 35 through 56 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-(f)) occurred during fiscal quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party or of which any of their property is the subject.

ITEM 1A.  RISK FACTORS

Investing in Pinnacle Financial involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in Pinnacle Financial have been outlined in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition. There has been no material change to our risk factors as previously disclosed in the above described Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended March 31, 2021.

Period	Total Number of Shares Repurchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	30,654	$69.96	—	125,000,000
February 1, 2021 to February 28, 2021	47,841	81.21	—	125,000,000
March 1, 2021 to March 31, 2021	59	88.76	—	125,000,000
Total	78,554	$76.79	—	125,000,000
______________________
(1)During the quarter ended March 31, 2021, 244,075 shares of restricted stock or performance-based vesting restricted stock units previously awarded to certain of the participants in our equity incentive plans vested. We withheld 78,554 shares of common stock to satisfy tax withholding requirements associated with the vesting of these awards.

(2)On January 19, 2021, the board of directors authorized a share repurchase program for up to $125.0 million of Pinnacle Financial's outstanding common stock. The share repurchase program is set to expire on March 31, 2022. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase program does not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. Pinnacle Financial did not repurchase any shares of its common stock under its current repurchase plan during the three months ended March 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

10.1	Form of 2021 Restricted Share Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 27, 2021.
10.2	Form of Named Executive Officers 2021 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 27, 2021.
10.3
Form of Amendment to Named Executive Officers 2019 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 27, 2021.

10.4	Form of Amendment to Named Executive Officers 2020 Performance Unit Award Agreement, incorporated herein by reference to the Company's Current Report on Form 8-K filed on January 27, 2021.
10.5	Pinnacle Financial Partners, Inc. 2021 Annual Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 2, 2021.
10.6
Pinnacle Financial Partners, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 21, 2021.

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

PINNACLE FINANCIAL PARTNERS, INC.

May 7, 2021	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

May 7, 2021	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer