Form 10-Q
period 2021-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2021-11-05
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of October 29, 2021 there were 76,136,435 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2021

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or BHG resulting in significant increases in loan losses and provisions for those losses and, in the case of BHG, substitutions; (ii) the effects of new outbreaks of COVID-19, including actions taken by governmental officials to curb the spread of the virus, and the resulting impact on general economic and financial market conditions and on Pinnacle Financial's and its customers' business, results of operations, asset quality and financial condition; (iii) further public acceptance of the vaccines that were developed against the virus as well as the decisions of governmental agencies with respect to vaccines including recommendations related to booster shots and requirements (including those of state, federal and local governments that may conflict with one another) that seek to mandate or in some cases prohibit mandates that individuals receive or employers require that their employees receive the vaccine; (iv) those vaccines' efficacy against the virus, including new variants; (v) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the long-term historical growth rate of its, or such entities', loan portfolio; (vi) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (vii) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (viii) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of compression to net interest margin; (ix) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina, Georgia, Alabama and Virginia, particularly in commercial and residential real estate markets; (x) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (xi) the results of regulatory examinations; (xii) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xiii) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xiv) BHG's ability to profitably grow its business and successfully execute on its business plans; (xv) risks of expansion into new geographic or product markets; (xvi) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to lower rates it pays on deposits; (xvii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or other intangible assets; (xviii) the ineffectiveness of Pinnacle Bank's hedging strategies, or the unexpected counterparty failure or hedge failure of the underlying hedges; (xix) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xx) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xxi) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Bank's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xxii) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xxiii) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxiv) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients; (xxv) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company or all or a portion of their ownership interests in BHG (triggering a similar sale by Pinnacle Financial and Pinnacle Bank) if not prohibited from doing so by Pinnacle Financial or Pinnacle Bank; (xxvi) the possibility of increased personal or corporate tax rates and the resulting reduction in our and our customers' businesses as a result of any such increases; (xxvii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxviii) the availability of and access to capital; (xxix) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of Pinnacle Bank's participation in and execution of government programs related to the COVID-19 pandemic; and (xxx) general competitive, economic, political and market conditions. Additional factors which could affect the forward-looking statements can be found in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2020, and subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC and available on the SEC's website at http://www.sec.gov. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	September 30, 2021	December 31, 2020
ASSETS
Cash and noninterest-bearing due from banks	$155,965	$203,296
Restricted cash	104,157	223,788
Interest-bearing due from banks	3,206,383	3,522,224
Federal funds sold and other	—	12,141
Cash and cash equivalents	3,466,505	3,961,449
Securities purchased with agreement to resell	500,000	—
Securities available-for-sale, at fair value	4,634,653	3,586,681
Securities held-to-maturity (fair value of $1.0 billion and $1.1 billion, net of allowance for credit losses of $161 and $191 at Sept. 30, 2021 and Dec. 31, 2020, respectively)	989,237	1,028,359
Consumer loans held-for-sale	55,273	87,821
Commercial loans held-for-sale	49,121	31,200
Loans	23,058,461	22,424,501
Less allowance for credit losses	(268,635)	(285,050)
Loans, net	22,789,826	22,139,451
Premises and equipment, net	288,833	290,001
Equity method investment	333,764	308,556
Accrued interest receivable	89,137	104,078
Goodwill	1,819,811	1,819,811
Core deposits and other intangible assets	35,876	42,336
Other real estate owned	8,415	12,360
Other assets	1,463,485	1,520,757
Total assets	$36,523,936	$34,932,860
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$9,809,691	$7,392,325
Interest-bearing	5,767,286	5,689,095
Savings and money market accounts	11,381,033	11,099,523
Time	2,411,797	3,524,632
Total deposits	29,369,807	27,705,575
Securities sold under agreements to repurchase	148,240	128,164
Federal Home Loan Bank advances	888,493	1,087,927
Subordinated debt and other borrowings	542,712	670,575
Accrued interest payable	11,838	24,934
Other liabilities	371,048	411,074
Total liabilities	31,332,138	30,028,249
Shareholders' equity:
Preferred stock, no par value, 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at Sept. 30, 2021 and Dec. 31, 2020, respectively	217,126	217,126
Common stock, par value $1.00; 180.0 million shares authorized; 76.1 million and 75.9 million shares issued and outstanding at Sept. 30, 2021 and Dec. 31, 2020, respectively	76,115	75,850
Additional paid-in capital	3,038,800	3,028,063
Retained earnings	1,748,491	1,407,723
Accumulated other comprehensive income, net of taxes	111,266	175,849
Total shareholders' equity	5,191,798	4,904,611
Total liabilities and shareholders' equity	$36,523,936	$34,932,860
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(dollars in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$233,857	$224,482	$694,017	$687,183
Securities:
Taxable	8,986	8,276	25,073	28,133
Tax-exempt	15,873	15,001	47,917	43,421
Federal funds sold and other	2,152	1,429	5,014	5,258
Total interest income	260,868	249,188	772,021	763,995

Interest expense:
Deposits	12,139	28,401	43,468	112,826
Securities sold under agreements to repurchase	57	77	185	286
Federal Home Loan Bank advances and other borrowings	11,129	14,116	34,730	50,080
Total interest expense	23,325	42,594	78,383	163,192
Net interest income	237,543	206,594	693,638	600,803
Provision for credit losses	3,382	16,758	13,451	194,635
Net interest income after provision for credit losses	234,161	189,836	680,187	406,168

Noninterest income:
Service charges on deposit accounts	11,435	9,854	28,648	25,796
Investment services	9,648	6,734	26,836	21,944
Insurance sales commissions	2,557	2,284	8,188	7,755
Gain on mortgage loans sold, net	7,814	19,453	28,180	47,655
Investment gains on sales, net	—	651	366	986
Trust fees	5,049	3,986	14,798	12,114
Income from equity method investment	30,409	26,445	91,430	59,245
Other noninterest income	37,183	21,658	96,565	58,901
Total noninterest income	104,095	91,065	295,011	234,396

Noninterest expense:
Salaries and employee benefits	112,406	90,103	325,958	244,470
Equipment and occupancy	23,712	21,622	70,253	64,626
Other real estate (income) expense, net	(79)	1,795	(749)	7,098
Marketing and other business development	3,325	2,321	8,326	7,714
Postage and supplies	2,083	1,761	6,004	5,821
Amortization of intangibles	2,088	2,417	6,461	7,416
Other noninterest expense	25,316	23,833	73,434	66,005
Total noninterest expense	168,851	143,852	489,687	403,150
Income before income taxes	169,405	137,049	485,511	237,414
Income tax expense	32,828	26,404	91,716	35,969
Net income	136,577	110,645	393,795	201,445
Preferred stock dividends	(3,798)	(3,798)	(11,394)	(3,798)
Net income available to common shareholders	$132,779	$106,847	$382,401	$197,647

Per share information:
Basic net income per common share	$1.76	$1.42	$5.07	$2.62
Diluted net income per common share	$1.75	$1.42	$5.05	$2.62
Weighted average common shares outstanding:
Basic	75,494,286	75,240,664	75,449,900	75,417,663
Diluted	75,836,142	75,360,033	75,760,618	75,544,677

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$136,577	$110,645	$393,795	$201,445
Other comprehensive income (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	(28,506)	523	(33,636)	69,402
Change in fair value of cash flow hedges, net of tax	—	(5,213)	(18,373)	60,426
Accretion of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	(1,989)	(1,523)	(5,778)	(3,504)
Net (gain) loss on cash flow hedges reclassified from other comprehensive income into net income, net of tax	(4,338)	156	(6,526)	1,858
Net gain on sale of investment securities reclassified from other comprehensive income into net income, net of tax	—	(481)	(270)	(728)
Total other comprehensive income (loss), net of tax	(34,833)	(6,538)	(64,583)	127,454
Total comprehensive income	$101,744	$104,107	$329,212	$328,899

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(dollars and shares in thousands)	Preferred Stock Amount	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts
Balance at December 31, 2019	$—	76,564	$76,564	$3,064,467	$1,184,183	$30,534	$4,355,748
Exercise of employee common stock options & related tax benefits	—	1	1	4	—	—	5
Common stock dividends paid ($0.16 per share)	—	—	—	—	(12,442)	—	(12,442)
Repurchase of common stock	—	(1,015)	(1,015)	(49,775)	—	—	(50,790)
Issuance of restricted common shares, net of forfeitures	—	198	198	(198)	—	—	—
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes & related tax benefits	—	84	84	(2,552)	—	—	(2,468)
Restricted shares withheld for taxes & related tax benefit	—	(32)	(32)	(1,926)	—	—	(1,958)
Compensation expense for restricted shares & performance stock units	—	—	—	5,501	—	—	5,501
Net income	—	—	—	—	28,356	—	28,356
Cumulative effect of change in accounting principle	—	—	—	—	(31,796)	—	(31,796)
Other comprehensive income	—	—	—	—	—	94,972	94,972
Balance at March 31, 2020	$—	75,800	$75,800	$3,015,521	$1,168,301	$125,506	$4,385,128
Issuance of preferred stock, net of issuance cost	217,632	—	—	—	—	—	217,632
Exercise of employee common stock options & related tax benefits	—	9	9	216	—	—	225
Common stock dividends paid ($0.16 per share)	—	—	—	—	(12,378)	—	(12,378)
Issuance of restricted common shares, net of forfeitures	—	38	38	(38)	—	—	—
Restricted shares withheld for taxes & related tax benefit	—	(13)	(13)	(540)	—	—	(553)
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes & related tax benefits	—	2	2	(21)	—	—	(19)
Compensation expense for restricted shares & performance stock units	—	—	—	4,148	—	—	4,148
Net income	—	—	—	—	62,444	—	62,444
Other comprehensive income	—	—	—	—	—	39,020	39,020
Balance at June 30, 2020	$217,632	75,836	$75,836	$3,019,286	$1,218,367	$164,526	$4,695,647
Issuance of preferred stock, net of issuance costs	(506)	—	—	—	—	—	(506)
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common stock dividends paid ($0.16 per share)	—	—	—	—	(12,285)	—	(12,285)
Issuance of restricted common shares, net of forfeitures	—	6	6	(6)	—	—	—
Restricted shares withheld for taxes & related tax benefit	—	(7)	(7)	(293)	—	—	(300)
Compensation expense for restricted shares & performance stock units	—	—	—	4,443	—	—	4,443
Net income	—	—	—	—	110,645	—	110,645
Other comprehensive loss	—	—	—	—	—	(6,538)	(6,538)
Balance at September 30, 2020	$217,126	75,835	$75,835	$3,023,430	$1,312,929	$157,988	$4,787,308
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED
(Unaudited)

	Preferred Stock Amount	Common Stock				Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts	Additional Paid-in Capital	Retained Earnings
Balance at December 31, 2020	$217,126	75,850	$75,850	$3,028,063	$1,407,723	$175,849	$4,904,611
Exercise of employee common stock options & related tax benefits	—	13	13	291	—	—	304
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.18 per share)	—	—	—	—	(13,902)	—	(13,902)
Issuance of restricted common shares, net of forfeitures	—	172	172	(172)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(34)	(34)	(2,422)	—	—	(2,456)
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes & related tax benefits	—	86	86	(3,848)		—	(3,762)
Compensation expense for restricted shares & performance stock units	—	—	—	5,399	—	—	5,399
Net income	—	—	—	—	125,428	—	125,428
Other comprehensive loss	—	—	—	—	—	(52,301)	(52,301)
Balance at March 31, 2021	$217,126	76,087	$76,087	$3,027,311	$1,515,451	$123,548	$4,959,523
Exercise of employee common stock options & related tax benefits	—	5	5	95	—	—	100
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.18 per share)	—	—	—	—	(13,863)	—	(13,863)
Issuance of restricted common shares, net of forfeitures	—	3	3	(3)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(8)	(8)	(731)	—	—	(739)
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes & related tax benefits	—	1	1	(3)	—	—	(2)
Compensation expense for restricted shares & performance stock units	—	—	—	5,669	—	—	5,669
Net income	—	—	—	—	131,790	—	131,790
Other comprehensive income	—	—	—	—	—	22,551	22,551
Balance at June 30, 2021	$217,126	76,088	$76,088	$3,032,338	$1,629,580	$146,099	$5,101,231
Exercise of employee stock options & related tax benefits	—	14	14	286	—	—	300
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.18 per share)	—	—	—	—	(13,868)	—	(13,868)
Issuance of restricted common shares, net of forfeitures	—	19	19	(19)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(7)	(7)	(544)	—	—	(551)
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes & related tax benefits	—	1	1	(27)	—	—	(26)
Compensation expense for restricted shares & performance stock units	—	—	—	6,766	—	—	6,766
Net income	—	—	—	—	136,577	—	136,577
Other comprehensive loss	—	—	—	—	—	(34,833)	(34,833)
Balance at September 30, 2021	$217,126	76,115	$76,115	$3,038,800	$1,748,491	$111,266	$5,191,798
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollars in thousands)	Nine months ended September 30,
	2021	2020
Operating activities:
Net income	$393,795	$201,445
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	41,415	26,771
Depreciation, amortization and accretion	39,630	32,127
Provision for credit losses	13,451	194,635
Gain on mortgage loans sold, net	(28,180)	(47,655)
Investment gains on sales, net	(366)	(986)
Gain on other equity investments, net	(19,000)	(8)
Stock-based compensation expense	17,834	14,092
Deferred tax expense (benefit)	2,317	(31,288)
Losses (gains) on dispositions of other real estate and other investments	(986)	6,600
Income from equity method investment	(91,430)	(59,245)
Dividends received from equity method investment	66,221	47,981
Excess tax benefit from stock compensation	(2,201)	(505)
Gain on commercial loans sold, net	(3,136)	(1,856)
Commercial loans held for sale originated	(433,555)	(271,996)
Commercial loans held for sale sold	418,770	279,147
Consumer loans held for sale originated	(1,579,745)	(1,550,290)
Consumer loans held for sale sold	1,640,473	1,597,016
Decrease (increase) in other assets	22,093	(188,675)
Increase (decrease) in other liabilities	(58,720)	54,407
Net cash provided by operating activities	438,680	301,717
Investing activities:
Activities in securities available-for-sale:
Purchases	(1,607,533)	(1,189,922)
Sales	2,240	145,631
Maturities, prepayments and calls	456,547	356,690
Activities in securities held-to-maturity:
Purchases	(8,710)	—
Maturities, prepayments and calls	33,864	13,345
Increase in securities purchased under agreements to resell	(500,000)	—
Increase in loans, net	(662,490)	(2,705,594)
Purchases of software, premises and equipment	(16,616)	(30,309)
Proceeds from sales of software, premises and equipment	281	—
Proceeds from sale of other real estate	5,728	7,191
Proceeds from bank owned life insurance settlements	954	4,580
Proceeds from derivative instruments	99,710	35,680
Proceeds from sale of FHLB stock	12,602	—
Purchase of trade name	—	(1,000)
Increase in other investments	(44,568)	(50,327)
Net cash used in investing activities	(2,227,991)	(3,414,035)
Financing activities:
Net increase in deposits	1,664,344	6,363,187
Net increase in securities sold under agreements to repurchase	20,076	705
Federal Home Loan Bank: Advances	—	762,472
Federal Home Loan Bank: Repayments/maturities	(200,000)	(1,537,520)
Advances of other borrowings, net of issuance costs	—	56,568
Repayments of other borrowings	(130,000)	(136,661)
Principal payments of finance lease obligation	(194)	(180)
Issuance of preferred stock, net of issuance costs	—	217,126
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes	(3,790)	(2,488)
Exercise of common stock options, net of shares surrendered for taxes	(3,042)	(2,580)
Repurchase of common stock	—	(50,790)
Common stock dividends paid	(41,633)	(37,105)
Preferred stock dividends paid	(11,394)	(3,798)
Net cash provided by financing activities	1,294,367	5,628,936
Net increase (decrease) in cash, cash equivalents, and restricted cash	(494,944)	2,516,618
Cash, cash equivalents, and restricted cash, beginning of period	3,961,449	526,707
Cash, cash equivalents, and restricted cash, end of period	$3,466,505	$3,043,325
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

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for the nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	For the nine months ended September 30,
	2021	2020
Cash Transactions:
Interest paid	$90,651	$179,163
Income taxes paid, net	88,614	89,858
Operating lease payments	10,878	10,077
Noncash Transactions:
Loans charged-off to the allowance for credit losses	39,319	35,724
Loans foreclosed upon and transferred to other real estate owned	798	3,435
Loans foreclosed upon and transferred to other assets	—	25
Available-for-sale securities transferred to held-to-maturity portfolio	—	873,613
Right-of-use asset recognized during the period in exchange for lease obligations	8,745	5,269

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

The following is a summary of the basic and diluted net income per common share calculations for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic net income per common share calculation:
Numerator - Net income available to common shareholders	$132,779	$106,847	$382,401	$197,647

Denominator - Weighted average common shares outstanding	75,494	75,241	75,450	75,418
Basic net income per common share	$1.76	$1.42	$5.07	$2.62
Diluted net income per common share calculation:
Numerator – Net income available to common shareholders	$132,779	$106,847	$382,401	$197,647

Denominator - Weighted average common shares outstanding	75,494	75,241	75,450	75,418
Dilutive common shares contingently issuable	342	119	311	127
Weighted average diluted common shares outstanding	75,836	75,360	75,761	75,545
Diluted net income per common share	$1.75	$1.42	$5.05	$2.62

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

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes to simplify various aspects of the current guidance to promote consistent application of the standard among reporting entities by moving certain exceptions to the general principles. The amendments are effective for fiscal years beginning after December 15, 2020. The amendments became effective for Pinnacle Financial on January 1, 2021 and had no impact on Pinnacle Financial's consolidated financial statements.

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

Reclassifications — Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or stockholder's equity.

Subsequent Events — ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after September 30, 2021 through the date of the issued financial statements.

Note 2. Equity method investment

A summary of BHG's financial position as of September 30, 2021 and December 31, 2020 and results of operations as of and for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	As of
	September 30, 2021	December 31, 2020
Assets	$2,443,304	$1,330,317

Liabilities	2,110,765	1,088,135
Equity interests	332,539	242,182
Total liabilities and equity	$2,443,304	$1,330,317

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues	$192,160	$128,510	$528,767	$319,244
Net income	$63,280	$51,459	$184,195	$121,604

At September 30, 2021, technology, trade name and customer relationship intangibles, net of related amortization, totaled $7.0 million compared to $7.6 million as of December 31, 2020. Amortization expense of $188,000 and $564,000, respectively, was included for the three and nine months ended September 30, 2021 compared to $293,000 and $880,000, respectively, for the same periods in the prior year. Accretion income of $349,000 and $1.2 million, respectively, was included in the three and nine months ended September 30, 2021 compared to $535,000 and $1.6 million, respectively, for the same periods in the prior year.

During the three and nine months ended September 30, 2021, Pinnacle Financial and Pinnacle Bank received dividends of $16.8 million and $66.2 million, respectively, from BHG in the aggregate. During the three and nine months ended September 30, 2020, Pinnacle Financial and Pinnacle Bank received dividends of $40.0 million and $48.0 million, respectively, from BHG in the aggregate. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. During the three and nine months ended September 30, 2021, Pinnacle Bank purchased $75.8 million and $200.7 million, respectively, of loans from BHG compared to purchases of $50.2 million for the three and nine months ended September 30, 2020. These loans were purchased at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.75% and 5.00% per annum. At September 30, 2021 and December 31, 2020, there were $263.2 million and $95.8 million, respectively, of BHG joint venture program loans held by Pinnacle Bank.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021:
Securities available-for-sale:
U.S. Treasury securities	$144,387	$—	$230	$144,157
U.S. government agency securities	423,481	1,566	2,992	422,055
Mortgage-backed securities	1,938,218	41,663	11,900	1,967,981
State and municipal securities	1,733,063	38,130	11,545	1,759,648
Asset-backed securities	220,716	214	733	220,197
Corporate notes and other	119,276	3,306	1,967	120,615
	$4,579,141	$84,879	$29,367	$4,634,653
Securities held-to-maturity:
State and municipal securities	$989,398	$25,817	$808	$1,014,407
	$989,398	$25,817	$808	$1,014,407
Allowance for credit losses - securities held-to-maturity	(161)
Securities held-to-maturity, net of allowance for credit losses	$989,237

December 31, 2020:
Securities available-for-sale:
U.S. Treasury securities	$82,199	$10	$—	$82,209
U.S. government agency securities	74,916	1,547	60	76,403
Mortgage-backed securities	1,623,759	67,759	2,327	1,689,191
State and municipal securities	1,411,288	44,559	12,484	1,443,363
Asset-backed securities	177,878	715	657	177,936
Corporate notes and other	117,256	2,632	2,309	117,579
	$3,487,296	$117,222	17,837	$3,586,681
Securities held-to-maturity:
State and municipal securities	$1,028,550	$38,272	$291	$1,066,531
	$1,028,550	$38,272	$291	$1,066,531
Allowance for credit losses - securities held-to-maturity	(191)
Securities held-to-maturity, net of allowance for credit losses	$1,028,359

During the quarters ended March 31, 2020 and September 30, 2018, Pinnacle Financial transferred, at fair value, $873.6 million and $179.8 million, respectively, of municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax gains of $69.0 million and net unrealized after tax losses of $2.2 million, respectively, remained in accumulated other comprehensive income (loss) and are being amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. At September 30, 2021, approximately $649.5 million of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At September 30, 2021, repurchase agreements comprised of secured borrowings totaled $148.2 million and were secured by $148.2 million of pledged U.S. government agency securities, mortgage-backed securities, municipal securities, asset-backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to remain adequately secured.

The amortized cost and fair value of debt securities as of September 30, 2021 by contractual maturity is shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
September 30, 2021:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$106,128	$106,120	$—	$—
Due in one year to five years	56,921	56,821	1,409	1,472
Due in five years to ten years	508,208	517,678	5,676	5,734
Due after ten years	1,748,950	1,765,856	982,313	1,007,201
Mortgage-backed securities	1,938,218	1,967,981	—	—
Asset-backed securities	220,716	220,197	—	—
	$4,579,141	$4,634,653	$989,398	$1,014,407

At September 30, 2021 and December 31, 2020, the following investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2021
U.S. Treasury securities	$132,157	$230	$—	$—	$132,157	$230
U.S. government agency securities	195,921	2,552	14,807	440	210,728	2,992
Mortgage-backed securities	633,938	8,630	114,968	3,270	748,906	11,900
State and municipal securities	523,859	9,138	222,884	2,961	746,743	12,099
Asset-backed securities	166,457	592	6,703	141	173,160	733
Corporate notes	18,412	422	24,970	1,545	43,382	1,967
Total temporarily-impaired securities	$1,670,744	$21,564	$384,332	$8,357	$2,055,076	$29,921

At December 31, 2020
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agency securities	9,962	38	6,091	22	16,053	60
Mortgage-backed securities	165,696	1,772	35,997	555	201,693	2,327
State and municipal securities	175,115	2,220	345,435	10,264	520,550	12,484
Asset-backed securities	46,399	207	52,840	450	99,239	657
Corporate notes	9,978	40	23,920	2,269	33,898	2,309
Total temporarily-impaired securities	$407,150	$4,277	$464,283	$13,560	$871,433	$17,837

The applicable dates for determining when securities were in an unrealized loss position were September 30, 2021 and December 31, 2020. As such, it is possible that a security had a market value less than its amortized cost on other days during the twelve-month periods ended September 30, 2021 and December 31, 2020, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, including both available-for-sale and held-to-maturity investment securities, at September 30, 2021, Pinnacle Financial had approximately $29.9 million in unrealized losses on approximately $2.1 billion of securities. The unrealized losses associated with $873.6 million and $179.8 million of municipal securities transferred from the available-for-sale portfolio to the held-to-maturity portfolio during the quarters ended March 31, 2020 and September 30, 2018, respectively, represent unrealized losses since the date of purchase, independent of the impact associated with changes in the cost basis upon transfer between portfolios. For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at September 30, 2021, and it is not more-likely-than-not that Pinnacle

Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at September 30, 2021 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at September 30, 2021. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type. At September 30, 2021, Pinnacle Financial's held-to-maturity securities consist entirely of municipal securities. The estimates of expected credit losses are based on historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. A reasonable and supportable period of 18 months and reversion period of 12 months was utilized to estimate credit losses on held-to-maturity municipal securities at each of September 30, 2021 and 2020. At September 30, 2021 and December 31, 2020, the estimated allowance for credit losses on these securities was $161,000 and $191,000, respectively, with the change driven largely by changes in macroeconomic projections.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At September 30, 2021, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. During the nine months ended September 30, 2021, $2.2 million of available-for-sale securities were sold and $270,000 related to net gains on sales of available-for-sale securities were reclassified from accumulated other comprehensive income (loss) into net income.

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

•Commercial and industrial loans - Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows. Loans totaling $708.7 million and $1.8 billion granted under the Paycheck Protection Program are included in this category as of September 30, 2021, and December 31, 2020, respectively.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification. Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

Loans at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Commercial real estate:
Owner occupied	$2,954,519	$2,802,227
Non-owner occupied	5,219,207	5,203,384
Consumer real estate – mortgage	3,540,439	3,099,172
Construction and land development	3,096,961	2,901,746
Commercial and industrial	7,788,153	8,038,457
Consumer and other	459,182	379,515
Subtotal	$23,058,461	$22,424,501
Allowance for credit losses	(268,635)	(285,050)
Loans, net	$22,789,826	$22,139,451

Commercial loans receive risk ratings assigned by a financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes lesser than those of the other defined risk categories further described below. Pinnacle Financial believes its categories follow those used by Pinnacle Bank's primary regulators. At September 30, 2021, approximately 76.2% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

Risk ratings are subject to continual review by a financial advisor and a senior credit officer. At least annually, Pinnacle Financial's credit procedures require every risk rated loan of $1.0 million or more be subject to a formal credit risk review process. Each loan's risk rating is also subject to review by Pinnacle Financial's independent loan review department, which reviews a substantial portion of Pinnacle Financial's risk rated portfolio annually. Included in the coverage are independent reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies. Substantial credit risk review procedures have been performed to assess the impacts of the COVID-19 pandemic on the loan portfolio, and the results of these procedures are reflected in Pinnacle Financial's risk rating disclosures as of September 30, 2021.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination or most recent renewal as of September 30, 2021 (in thousands):

September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Commercial real estate - Owner occupied
Pass	$709,613	$752,522	$396,290	$346,730	$230,544	$338,358	$74,332	$2,848,389
Special Mention	3,021	18,041	23,304	11,191	8,013	5,408	1,463	70,441
Substandard (1)	4,065	9,243	5,929	2,010	6,062	1,843	4,403	33,555
Substandard-nonaccrual	651	167	133	224	573	322	64	2,134
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$717,350	$779,973	$425,656	$360,155	$245,192	$345,931	$80,262	$2,954,519
Commercial real estate - Non-owner occupied
Pass	$1,224,463	$1,011,088	$878,712	$458,453	$409,687	$527,093	$71,142	$4,580,638
Special Mention	102,390	339,589	58,766	28,326	55,434	28,615	35	613,155
Substandard (1)	3,523	10,582	1,372	2,992	1,698	3,346	—	23,513
Substandard-nonaccrual	—	3	95	635	—	1,168	—	1,901
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - Non-owner occupied	$1,330,376	$1,361,262	$938,945	$490,406	$466,819	$560,222	$71,177	$5,219,207
Consumer real estate – mortgage
Pass	$954,840	$621,396	$344,081	$218,698	$118,796	$309,150	$946,762	$3,513,723
Special Mention	120	—	—	697	64	977	—	1,858
Substandard (1)	—	881	—	—	449	1,834	2,886	6,050
Substandard-nonaccrual	289	412	3,722	766	971	10,374	2,274	18,808
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$955,249	$622,689	$347,803	$220,161	$120,280	$322,335	$951,922	$3,540,439
Construction and land development
Pass	$1,148,364	$982,922	$710,816	$180,189	$26,367	$15,867	$15,876	$3,080,401
Special Mention	2,877	3,280	8,653	—	—	—	—	14,810
Substandard (1)	—	—	12	20	—	74	—	106
Substandard-nonaccrual	—	866	517	59	66	136	—	1,644
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$1,151,241	$987,068	$719,998	$180,268	$26,433	$16,077	$15,876	$3,096,961
Commercial and industrial
Pass	$2,566,847	$1,046,415	$675,802	$328,921	$124,091	$139,904	$2,682,244	$7,564,224
Special Mention	8,889	15,797	54,965	7,304	724	1,197	36,853	125,729
Substandard (1)	23,211	642	5,852	2,380	4,505	2,324	37,103	76,017
Substandard-nonaccrual	4,231	12,869	549	475	250	391	3,418	22,183
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$2,603,178	$1,075,723	$737,168	$339,080	$129,570	$143,816	$2,759,618	$7,788,153
Consumer and other
Pass	$168,925	$94,798	$7,670	$2,687	$2,909	$2,058	$180,113	$459,160
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	—	—	—	18	1	3	22
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$168,925	$94,798	$7,670	$2,687	$2,927	$2,059	$180,116	$459,182
Total loans
Pass	$6,773,052	$4,509,141	$3,013,371	$1,535,678	$912,394	$1,332,430	$3,970,469	$22,046,535
Special Mention	117,297	376,707	145,688	47,518	64,235	36,197	38,351	825,993
Substandard (1)	30,799	21,348	13,165	7,402	12,714	9,421	44,392	139,241
Substandard-nonaccrual	5,171	14,317	5,016	2,159	1,878	12,392	5,759	46,692

September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$6,926,319	$4,921,513	$3,177,240	$1,592,757	$991,221	$1,390,440	$4,058,971	$23,058,461

(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $139.2 million at September 30, 2021, compared to $173.5 million at December 31, 2020.

The table below presents the aging of past due balances by loan segment at September 30, 2021 and December 31, 2020 (in thousands):

September 30, 2021	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans
Commercial real estate:
Owner occupied	$2,519	$—	$1,618	$4,137	$2,950,382	$2,954,519
Non-owner occupied	3,375	359	1,317	5,051	5,214,156	5,219,207
Consumer real estate – mortgage	2,593	7,599	5,265	15,457	3,524,982	3,540,439
Construction and land development	776	645	648	2,069	3,094,892	3,096,961
Commercial and industrial	3,410	5,302	4,557	13,269	7,774,884	7,788,153
Consumer and other	1,376	696	247	2,319	456,863	459,182
Total	$14,049	$14,601	$13,652	$42,302	$23,016,159	$23,058,461

December 31, 2020
Commercial real estate:
Owner occupied	$934	$2,672	$1,860	$5,466	$2,796,761	$2,802,227
Non-owner occupied	726	6,220	3,861	10,807	5,192,577	5,203,384
Consumer real estate – mortgage	8,859	328	6,274	15,461	3,083,711	3,099,172
Construction and land development	278	418	736	1,432	2,900,314	2,901,746
Commercial and industrial	20,278	5,801	4,408	30,487	8,007,970	8,038,457
Consumer and other	806	282	304	1,392	378,123	379,515
Total	$31,881	$15,721	$17,443	$65,045	$22,359,456	$22,424,501

The following table details the changes in the allowance for credit losses for the three and nine months ended September 30, 2021 and 2020, respectively, by loan classification (in thousands):

	Commercial real estate - Owner occupied	Commercial real estate - Non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Three months ended September 30, 2021:
Balance at June 30, 2021	$19,311	$79,081	$30,445	$33,487	$102,101	$9,322	$—	$273,747
Charged-off loans	(543)	(201)	(94)	—	(10,167)	(1,284)	—	(12,289)
Recovery of previously charged-off loans	80	326	777	32	997	796	—	3,008
Provision for credit losses on loans	411	(5,180)	(103)	(659)	8,485	1,215	—	4,169
Balance at September 30, 2021	$19,259	$74,026	$31,025	$32,860	$101,416	$10,049	$—	$268,635
Three months ended September 30, 2020:
Balance at June 30, 2020	$38,803	$68,426	$29,358	$41,897	$100,610	$6,278	$—	$285,372
Charged-off loans	(186)	(222)	(907)	—	(12,984)	(730)	—	(15,029)
Recovery of previously charged-off loans	47	432	297	7	799	391	—	1,973
Provision for credit losses on loans	(2,238)	1,223	3,201	(682)	13,783	1,042	—	16,329
Balance at September 30, 2020	$36,426	$69,859	$31,949	$41,222	$102,208	$6,981	$—	$288,645

	Commercial real estate - Owner occupied	Commercial real estate - Non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Nine months ended September 30, 2021:
Balance at December 31, 2020	$23,298	$79,132	$33,304	$42,408	$98,423	$8,485	$—	$285,050
Charged-off loans	(1,246)	(672)	(626)	(367)	(32,890)	(3,518)	—	(39,319)
Recovery of previously charged-off loans	1,158	486	1,690	269	2,848	2,222	—	8,673
Provision for credit losses on loans	(3,951)	(4,920)	(3,343)	(9,450)	33,035	2,860	—	14,231
Balance at September 30, 2021	$19,259	$74,026	$31,025	$32,860	$101,416	$10,049	$—	$268,635
Nine months ended September 30, 2020:
Balance at December 31, 2019	$13,406	$19,963	$8,054	$12,662	$36,112	$3,595	$985	$94,777
Impact of adopting ASC 326	264	(4,740)	21,029	(3,144)	23,040	2,638	(985)	38,102
Charged-off loans	(1,247)	(485)	(3,033)	—	(27,982)	(2,977)	—	(35,724)
Recovery of previously charged-off loans	272	631	971	100	3,798	1,356	—	7,128
Provision for credit losses on loans	23,731	54,490	4,928	31,604	67,240	2,369	—	184,362
Balance at September 30, 2020	$36,426	$69,859	$31,949	$41,222	$102,208	$6,981	$—	$288,645

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

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. A reasonable and supportable period of 24 months was utilized for all loan segments at September 30, 2021 and 18 months was utilized for all loan segments at December 31, 2020, followed by a 12 month straight line reversion to long term averages at each measurement date.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, as of September 30, 2021 and December 31, 2020 (in thousands):

	Real Estate	Business Assets	Other	Total
September 30, 2021
Commercial real estate:
Owner occupied	$5,517	$—	$—	$5,517
Non-owner occupied	6,039	—	—	6,039
Consumer real estate – mortgage	23,530	—	—	23,530
Construction and land development	2,632	—	—	2,632
Commercial and industrial	—	11,443	838	12,281
Consumer and other	—	—	19	19
Total	$37,718	$11,443	$857	$50,018
December 31, 2020
Commercial real estate:
Owner occupied	$15,681	$—	$—	$15,681
Non-owner occupied	7,000	—	—	7,000
Consumer real estate – mortgage	27,082	—	—	27,082
Construction and land development	2,049	—	—	2,049
Commercial and industrial	—	22,437	39	22,476
Consumer and other	—	—	4	4
Total	$51,812	$22,437	$43	$74,292

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at September 30, 2021 and December 31, 2020. Also presented is the balance of loans on nonaccrual status at September 30, 2021 for which there was no related allowance for credit losses recorded (in thousands):

	September 30, 2021			December 31, 2020
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner occupied	$2,134	$—	$306	$10,231	$5,985	$—
Non-owner occupied	1,901	—	—	5,219	1,522	—
Consumer real estate – mortgage	18,808	—	549	22,191	—	273
Construction and land development	1,645	—	—	1,953	—	—
Commercial and industrial	22,182	17,538	812	34,238	29,030	1,785
Consumer and other	22	—	247	4	—	304
Total	$46,692	$17,538	$1,914	$73,836	$36,537	$2,362

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three and nine months ended September 30, 2021 and 2020, respectively. Had these loans been on accruing status, an additional $689,000 and $2.1 million of interest income would have been recognized for the three and nine months ended September 30, 2021 compared to an additional $910,000 and $2.1 million for the three and nine months ended September 30, 2020, respectively. Approximately $26.0 million and $51.7 million of nonaccrual loans were performing pursuant to their contractual terms as of September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, there were $2.4 million and $2.5 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and/or credit officers separate and apart from the normal loan approval process. These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

There were no troubled debt restructurings made during the three and nine months ended September 30, 2021. During the nine months ended September 30, 2021 and 2020, there were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring. The following table outlines the amount of each loan category where troubled debt restructurings were made during the nine months ended September 30, 2020 (in thousands):

	September 30, 2020
	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance
Consumer real estate – mortgage	1	$807	$807

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at September 30, 2021 with the comparative exposures for December 31, 2020 (in thousands):

	September 30, 2021
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2020
Lessors of nonresidential buildings	$3,694,063	$1,366,385	$5,060,448	$4,442,712
Lessors of residential buildings	1,377,334	923,992	2,301,326	2,126,246
Hotels (except Casino Hotels) and Motels	936,734	53,999	990,733	1,039,259
New Housing For-Sale Builders	542,968	893,927	1,436,895	1,124,302

Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At September 30, 2021 and December 31, 2020, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 89.3% and 89.0%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 252.4% and 264.0% as of September 30, 2021 and December 31, 2020, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. At September 30, 2021, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds.

At September 30, 2021, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $9.5 million to current directors, executive officers, and their related interests, of which $6.0 million had been drawn upon. At December 31, 2020, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $10.7 million to directors, executive officers, and their related interests, of which approximately $6.8 million had been drawn upon. All loans to directors, executive officers, and their related interests were performing in accordance with contractual terms at September 30, 2021 and December 31, 2020.

Loans Held for Sale

At September 30, 2021, Pinnacle Financial had approximately $49.1 million in commercial loans held for sale compared to $31.2 million at December 31, 2020, which primarily included commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

At September 30, 2021, Pinnacle Financial had approximately $42.0 million of mortgage loans held-for-sale compared to approximately $67.8 million at December 31, 2020. Total loan volumes sold during the nine months ended September 30, 2021 and September 30, 2020 were approximately $1.3 billion. During the three and nine months ended September 30, 2021, Pinnacle Financial recognized $7.8 million and $28.2 million, respectively, in gains on the sale of these loans, net of commissions paid, compared to $19.5 million and $47.7 million, respectively, during the three and nine months ended September 30, 2020.

These residential mortgage loans held-for-sale are originated internally and are primarily to borrowers in Pinnacle Bank's geographic markets. These sales are typically on a mandatory basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines.

Each purchaser of a residential mortgage loan held-for-sale has specific guidelines and criteria for sellers of loans and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Pinnacle Bank to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Pinnacle Bank has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan. To date, Pinnacle Bank's liability pursuant to the terms of these representations and warranties has been insignificant to Pinnacle Bank.

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $9.7 million at September 30, 2021 and December 31, 2020, respectively. No change was recorded to the unrecognized tax benefit related to uncertain tax positions in each of the three and nine month periods ended September 30, 2021 and 2020.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For both the three and nine months ended September 30, 2021 and 2020, respectively, there were no interest and penalties recorded in the income statement.

Pinnacle Financial's effective tax rate for the three and nine months ended September 30, 2021 was 19.4% and 18.9%, respectively, compared to 19.3% and 15.2%, respectively, for the three and nine months ended September 30, 2020. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at September 30, 2021 and 2020 is primarily due to investments in bank qualified municipal securities, tax benefits of Pinnacle Bank's real estate investment trust subsidiary, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and Pinnacle Financial's captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC premiums and non-deductible executive compensation.

Income tax expense is also impacted by the vesting of equity-based awards and the exercise of employee stock options, which expense or benefit is recorded as a discrete item as a component of total income tax, the amount of which is dependent upon the change in the grant date fair value and the vest date fair value of the underlying award. Accordingly, for the three and nine months ended September 30, 2021, we recognized excess tax benefits of $334,000 and $2.2 million, respectively, compared to tax expense of $85,000 and tax benefits of $505,000, respectively, for the three and nine months ended September 30, 2020. For the nine months ended September 30, 2020, income tax expense was also meaningfully impacted by provision for credit losses, including provision for credit losses resulting from the COVID-19 pandemic, which was recorded as a discrete item as a component of total income tax and contributed to a tax benefit of $22.4 million for the nine months ended September 30, 2020.

Note 6. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2021, these commitments amounted to $11.4 billion, of which approximately $1.3 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At September 30, 2021, these commitments amounted to $242.3 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At September 30, 2021 and December 31, 2020, Pinnacle Financial had accrued $22.5 million and $23.2 million, respectively, for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolutions of these claims outstanding at September 30, 2021 are not expected to have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 7.  Stock Options and Restricted Shares

Pinnacle Financial's Amended and Restated 2018 Omnibus Equity Incentive Plan (the "2018 Plan") permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At September 30, 2021, there were approximately 1.9 million shares available for issuance under the 2018 Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further awards remain available for issuance under the CapitalMark Option Plan. At September 30, 2021, all of the options remaining outstanding under any equity incentive plan of Pinnacle Financial were granted under the CapitalMark Option Plan.

Common Stock Options

A summary of the stock option activity within the equity incentive plans during the nine months ended September 30, 2021 and information regarding, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2020	101,769	$23.46	1.86	$4,169	(1)
Granted	—
Exercised	(31,451)
Forfeited	(497)
Outstanding at September 30, 2021	69,821	$23.97	1.28	$4,895	(2)
Options exercisable at September 30, 2021	69,821	$23.97	1.28	$4,895	(2)
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $64.40 per common share at December 31, 2020 for the 101,769 options that were in-the-money at December 31, 2020.
(2)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $94.08 per common share at September 30, 2021 for the 69,821 options that were in-the-money at September 30, 2021.

Compensation costs related to stock options granted under Pinnacle Financial's equity incentive plans have been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the nine months ended September 30, 2021 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2020	594,669	$56.97
Shares awarded	225,481
Restrictions lapsed and shares released to associates/directors	(179,410)
Shares forfeited	(30,912)
Unvested at September 30, 2021	609,828	$63.35

Pinnacle Financial has granted restricted share awards to associates and outside directors with a time-based vesting criteria. Compensation expense associated with time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the nine months ended September 30, 2021. The table reflects the life-to-date activity for these awards:

Grant year	Group (1)	Vesting period in years			Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (4)	Shares unvested
Time Based Awards
2021	Associates (2)	3	-	5	213,651	139	92	11,248	202,172
Outside Director Awards (3)
2021	Outside directors			1	11,830	—	—	—	11,830

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
(4)These shares represent forfeitures resulting from recipients whose employment or board membership was terminated during the year-to-date period ended September 30, 2021. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Restricted Stock Unit Awards

In 2021, Pinnacle Financial granted restricted stock units to its Named Executive Officers (NEOs) and leadership team members with time-based vesting criteria. Compensation expense associated with time-based vesting restricted stock unit awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock unit grants that were made, grouped by similar vesting criteria, during the nine months ended September 30, 2021. The table reflects the life-to-date activity for these awards:

Grant year	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (1)	Shares unvested
2021	3	56,864	89	39	368	56,368

(1)These shares represent forfeitures resulting from recipients whose employment was terminated during the year-to-date period ended September 30, 2021. Dividend equivalents are held in escrow for award recipients for dividends paid prior to the forfeiture restrictions lapsing. Such dividend equivalents are not released from escrow if an award is forfeited.

Performance Stock Unit Awards

The following table details the performance stock unit awards outstanding at September 30, 2021:

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

During the nine months ended September 30, 2021 and 2020, the restrictions associated with 134,274 and 129,723 performance stock unit awards granted in prior years lapsed, based on the terms of the agreement and approval by Pinnacle Financial's Human Resources and Compensation Committee, and were settled into shares of Pinnacle Financial common stock with 46,655 and 43,996 shares being withheld to pay the taxes associated with the settlement of those shares.

Additionally, during the nine months ended September 30, 2021, 199,633 performance stock unit awards granted in prior years were forfeited due to the failure to reach performance targets for the year ended December 31, 2020 as defined in the associated performance stock unit award agreements.

Stock compensation expense related to restricted share awards, restricted stock unit awards and performance stock unit awards for the three and nine months ended September 30, 2021 was $6.8 million and $17.8 million, respectively, compared to $4.4 million and $14.1 million, respectively, for the three and nine months ended September 30, 2020. As of September 30, 2021, the total compensation cost related to unvested restricted share awards, restricted stock unit awards and performance stock unit awards not yet recognized was $52.9 million. This expense, if the underlying units are earned, is expected to be recognized over a weighted-average period of 1.85 years.

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

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customers' transactions as of September 30, 2021 and December 31, 2020 is included in the following table (in thousands):

	September 30, 2021		December 31, 2020
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Assets	$1,634,589	$56,797	$1,565,916	$101,602
Liabilities	1,634,589	(57,487)	1,565,916	(102,919)
Total	$3,269,178	$(690)	$3,131,832	$(1,317)

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Location of Loss Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Interest rate swap agreements	Other noninterest income	$126	$(135)	$627	$(1,272)

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income (loss), net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. A summary of Pinnacle Financial's cash flow hedge relationships as of September 30, 2021 and December 31, 2020 is as follows (in thousands):

		September 30, 2021		December 31, 2020
	Balance Sheet Location	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor	Other assets	$—	$—	$1,500,000	$124,585

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three and nine months ended September 30, 2021 and 2020 were as follows, net of tax (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Asset derivatives	2021	2020	2021	2020
Interest rate floor - loans	$—	$(3,506)	$(15,034)	$68,161
Liability derivatives
Interest rate swaps - borrowings	$—	$480	$—	$(959)
	$—	$(3,026)	$(15,034)	$67,202

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive income (loss) would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Gains on cash flow hedges totaling $4.3 million and $6.5 million, net of tax, were reclassified from accumulated other comprehensive income (loss) into net income during the three and nine months ended September 30, 2021, respectively, compared to losses totaling $156,000 and $1.9 million, net of tax, during the three and nine months ended September 30, 2020, respectively. During the second quarter of 2021, loan interest rate floors with a notional amount totaling $1.5 billion and unrealized gains totaling $34.3 million, net of tax, were terminated. These unrealized gains are being amortized into income on a straight line basis through November 2024. Approximately $10.6 million in unrealized gains, net of tax, are expected to be reclassified from accumulated other comprehensive income (loss) into net income over the next twelve months related to previously terminated cash flow hedges.

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

A summary of Pinnacle Financial's fair value hedge relationships as of September 30, 2021 and December 31, 2020 is as follows (in thousands):

					September 30, 2021		December 31, 2020
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate swaps - securities	Other assets	5.66	0.54%	Federal Funds	$464,762	$11,989	$231,421	$4,696
Liability derivatives
Interest rate swaps - securities	Other liabilities	5.15	2.71%	3 month LIBOR/Federal Funds	$566,728	$(48,779)	$477,510	$(72,010)
					$1,031,490	$(36,790)	$708,931	$(67,314)

Notional amounts of $477.5 million included in the table above receive a variable rate of interest based on three month LIBOR and notional amounts totaling $554.0 million receive a variable rate of interest based on the daily compounded federal funds rate.

The effects of Pinnacle Financial's securities fair value hedge relationships on the income statement during the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Interest rate swaps - securities	Interest income on securities	$3,850	$4,996	$30,524	$(36,436)
Securities available-for-sale	Interest income on securities	$(3,850)	$(4,996)	$(30,524)	$36,436

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at September 30, 2021 and December 31, 2020 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Line item on the balance sheet
Securities available-for-sale	$1,198,990	$841,543	$36,790	$67,314

During the three and nine months ended September 30, 2021, amortization expense totaling $726,000 and $2.6 million, respectively, related to previously terminated fair value hedges was recognized as a reduction to interest income on loans compared to $1.2 million and $3.3 million during the three and nine months ended September 30, 2020, respectively.

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

Other investments – Included in other investments are investments recorded at fair value primarily in certain nonpublic investments and funds. The valuation of these nonpublic investments requires management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investment. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy if the entities and funds are not widely traded and the underlying investments are in privately-held and/or start-up companies for which market values are not readily available. Certain investments in funds for which the underlying assets of the fund represent publicly traded investments are included in Level 2 of the valuation hierarchy.

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

The following tables present financial instruments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
September 30, 2021
Investment securities available-for-sale:
U.S. Treasury securities	$144,157	$—	$144,157	$—
U.S. government agency securities	422,055	—	422,055	—
Mortgage-backed securities	1,967,981	—	1,967,981	—
State and municipal securities	1,759,648	—	1,758,776	872
Agency-backed securities	220,197	—	220,197	—
Corporate notes and other	120,615	—	120,615	—
Total investment securities available-for-sale	4,634,653	—	4,633,781	872
Other investments	119,647	—	25,206	94,441
Other assets	73,230	—	73,230	—
Total assets at fair value	$4,827,530	$—	$4,732,217	$95,313

Other liabilities	$105,953	$—	$105,953	$—
Total liabilities at fair value	$105,953	$—	$105,953	$—

December 31, 2020
Investment securities available-for-sale:
U.S. Treasury securities	$82,209	$—	$82,209	$—
U.S. government agency securities	76,403	—	76,403	—
Mortgage-backed securities	1,689,191	—	1,689,191	—
State and municipal securities	1,443,363	—	1,427,866	15,497
Agency-backed securities	177,936	—	177,936	—
Corporate notes and other	117,579	—	117,579	—
Total investment securities available-for-sale	3,586,681	—	3,571,184	15,497
Other investments	73,395	—	25,636	47,759
Other assets	242,470	—	242,470	—
Total assets at fair value	$3,902,546	$—	$3,839,290	$63,256

Other liabilities	$177,025	$—	$177,025	$—
Total liabilities at fair value	$177,025	$—	$177,025	$—

The following table presents assets measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

September 30, 2021	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$8,415	$—	$—	$8,415
Collateral dependent loans (1)	39,969	—	—	39,969
Total	$48,384	$—	$—	$48,384

December 31, 2020
Other real estate owned	$12,360	$—	$—	$12,360
Collateral dependent loans (1)	43,795	—	—	43,795
Total	$56,155	$—	$—	$56,155

(1) The carrying values of collateral dependent loans at September 30, 2021 and December 31, 2020 are net of valuation allowances of $1.9 million and $3.5 million, respectively.

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2021, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2021 and September 30, 2020 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three months ended September 30,				For the Nine months ended September 30,
	2021		2020		2021		2020
	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments
Fair value, beginning of period	$840	$78,755	$15,295	$40,612	$15,497	$47,759	$15,903	$38,156
Total realized gains included in income	2	8,603	27	456	1,300	19,000	82	4
Changes in unrealized gains/losses included in other comprehensive income	30	—	151	—	(3,138)	—	631	—
Purchases	—	10,974	—	1,095	—	36,530	—	4,822
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(3,891)	—	(957)	(12,787)	(8,848)	(1,143)	(1,776)
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value, end of period	$872	$94,441	$15,473	$41,206	$872	$94,441	$15,473	$41,206
Total realized gains included in income	$2	$8,603	$27	$456	$1,300	$19,000	$82	$4

The following tables present the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at September 30, 2021 and December 31, 2020.  This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
September 30, 2021
Financial assets:
Securities purchased with agreement to resell	$500,000	$486,315	$—	$—	$486,315
Securities held-to-maturity	989,237	1,014,407	—	1,014,407	—
Loans, net	22,789,826	22,804,075	—	—	22,804,075
Consumer loans held-for-sale	55,273	55,763	—	55,763	—
Commercial loans held-for-sale	49,121	49,556	—	49,556	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	29,518,047	28,558,710	—	—	28,558,710
Federal Home Loan Bank advances	888,493	938,917	—	—	938,917
Subordinated debt and other borrowings	542,712	531,587	—	—	531,587

Off-balance sheet instruments:
Commitments to extend credit (2)	11,627,405	24,255	—	—	24,255

December 31, 2020
Financial assets:
Securities held-to-maturity	$1,028,359	$1,066,531	$—	$1,066,531	$—
Loans, net	22,139,451	22,407,546	—	—	22,407,546
Consumer loans held-for-sale	87,821	89,625	—	89,625	—
Commercial loans held-for-sale	31,200	31,841	—	31,841	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	27,833,739	26,929,142	—	—	26,929,142
Federal Home Loan Bank advances	1,087,927	1,189,035	—	—	1,189,035
Subordinated debt and other borrowings	670,575	677,521	—	—	677,521

Off-balance sheet instruments:
Commitments to extend credit (2)	9,692,607	24,887	—	—	24,887
(1)Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.
(2)At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments, including both commitments for unfunded loans and standby letters of credit. In making this evaluation, Pinnacle Financial utilizes credit loss expectations on funded loans from our allowance for credit losses methodology and evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at September 30, 2021 and December 31, 2020, Pinnacle Financial included in other liabilities $22.5 million and $23.2 million, respectively, representing expected credit losses on off-balance sheet commitments, which are reflected in the estimated fair values of the related commitments. Also included in the fair values at September 30, 2021 and December 31, 2020 are unamortized fees related to these commitments of $1.8 million and $1.7 million, respectively.

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

During the nine months ended September 30, 2021, Pinnacle Bank paid $66.5 million of dividends to Pinnacle Financial. As of September 30, 2021, Pinnacle Bank could pay approximately $773.1 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2013, Pinnacle Financial has paid a quarterly common stock dividend. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 19, 2021, when the board of directors increased the dividend to $0.18 per common share from $0.16 per common share. During the second quarter of 2020, the Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th fractional interest in a share of Series B noncumulative, perpetual preferred stock (the "Series B Preferred Stock") in a registered public offering to both retail and institutional investors. Beginning in the third quarter of 2020, Pinnacle Financial began paying a quarterly dividend of $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock.

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

Management believes, as of September 30, 2021, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2021
Total capital to risk weighted assets:
Pinnacle Financial	$3,915,561	14.0%	$2,235,652	8.0%	$2,794,565	10.0%
Pinnacle Bank	$3,466,596	12.5%	$2,223,799	8.0%	$2,779,749	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$3,156,777	11.3%	$1,676,739	6.0%	$2,235,652	8.0%
Pinnacle Bank	$3,256,812	11.7%	$1,667,849	6.0%	$2,223,799	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$2,939,528	10.5%	$1,257,554	4.5%	NA	NA
Pinnacle Bank	$3,256,689	11.7%	$1,250,887	4.5%	$1,806,837	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$3,156,777	9.3%	$1,355,712	4.0%	NA	NA
Pinnacle Bank	$3,256,812	9.6%	$1,350,660	4.0%	$1,688,325	5.0%

At December 31, 2020
Total capital to risk weighted assets:
Pinnacle Financial	$3,678,405	14.3%	$2,063,352	8.0%	$2,579,190	10.0%
Pinnacle Bank	$3,259,538	12.7%	$2,055,892	8.0%	$2,569,865	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,803,541	10.9%	$1,547,514	6.0%	$2,063,352	8.0%
Pinnacle Bank	$2,933,674	11.4%	$1,541,919	6.0%	$2,055,892	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$2,586,292	10.0%	$1,160,635	4.5%	NA	NA
Pinnacle Bank	$2,933,551	11.4%	$1,156,439	4.5%	$1,670,412	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,803,541	8.6%	$1,298,756	4.0%	NA	NA
Pinnacle Bank	$2,933,674	9.1%	$1,294,033	4.0%	$1,617,541	5.0%
(*) Average assets for the above calculations were based on the most recent quarter.

Note 11.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities and has entered into certain other subordinated debt agreements. These instruments are outlined below as of September 30, 2021 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at September 30, 2021	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	2.92%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	1.53%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	1.78%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	2.97%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	3.38%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	2.98%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	2.53%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	1.83%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	3.23%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	1.61%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	1.86%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	1.63%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (1)
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)

Debt issuance costs and fair value adjustments			(10,283)
Total subordinated debt and other borrowings			$542,712
(1) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(2) Migrates to three month LIBOR + 2.775% beginning September 15, 2024 through the end of the term.

On July 30, 2021, Pinnacle Bank redeemed $130.0 million aggregate principal amount of subordinated notes due July 30, 2025. The redemption was funded with existing cash on hand. Pursuant to regulatory guidelines, once the maturity date on subordinated notes is within five years, a portion of the notes will no longer be eligible to be included in regulatory capital, with an additional portion being excluded each year over the five year period approaching maturity.

On April 22, 2020, Pinnacle Financial established a credit facility with the Federal Reserve Bank in conjunction with the SBA Paycheck Protection Program, with available borrowing capacity equal to the outstanding balance of Paycheck Protection Program loans, which totaled approximately $708.7 million at September 30, 2021. There are no amounts outstanding under this facility at September 30, 2021.

Pinnacle Financial has provided notice to the holders of the $120.0 million aggregate principal amount of subordinated notes due November 16, 2026 of Pinnacle Financial's intent to redeem those notes on November 16, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at September 30, 2021 and December 31, 2020 and our results of operations for the three and nine months ended September 30, 2021 and 2020. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 (Form 10-K) and the other reports we have filed with the Securities and Exchange Commission since we filed that Form 10-K.

Impact of COVID-19 Pandemic

The COVID-19 pandemic and related measures taken by governments, businesses and individuals as a result of the pandemic continue to cause uncertainty, volatility and disruption in the economy, including the economies of the markets that we serve. Throughout 2020 and continuing into the first nine months of 2021 in response to the pandemic, we adjusted our business practices, including restricting employee travel, encouraging employees to work from home where possible, offering drive-thru only service at certain of our locations with specific needs facilitated by appointment, implementing social distancing guidelines within our offices, and continuing to hold regular meetings of our pandemic response team. Certain of these measures remain in place due to the continued prevalence of the virus, though, as of September 30, 2021, all of our customer locations are now open and the majority of our employees have returned to the office.

We continue to believe our response to the pandemic has allowed and continues to allow us to appropriately support our associates and clients and their communities. Though we believe the impact of COVID-19 appears to be lessening, we continue to monitor its impact and the effect new variants or mutations may have, the administration, efficacy and public acceptance of COVID-19 vaccines, the effects of the CARES Act, Coronavirus Relief Act, American Relief Act and the prospects for additional fiscal stimulus programs closely. Our ability and the ability of our customers to recover from the pandemic continues to be subject to uncertainty and will depend on continued decline in the severity of COVID-19 and emergence of other variants of the virus in our markets and government responses thereto, as well as continued improvement in economic conditions in those markets.

We have included throughout this discussion the specific impacts of the COVID-19 pandemic and resulting government stimulus programs on our financial condition at September 30, 2021 and December 31, 2020 and our results of operations for the three and nine months ended September 30, 2021 and 2020.

Overview

Our diluted net income per common share for the three and nine months ended September 30, 2021 was $1.75 and $5.05, respectively, compared to $1.42 and $2.62, respectively, for the same periods in 2020. At September 30, 2021, loans increased to $23.1 billion, as compared to $22.4 billion at December 31, 2020, and total deposits increased to $29.4 billion at September 30, 2021 from $27.7 billion at December 31, 2020.

Results of Operations.  Our net interest income increased to $237.5 million and $693.6 million, respectively, for the three and nine months ended September 30, 2021 compared to $206.6 million and $600.8 million, respectively, for the same periods in the prior year, representing an increase of $30.9 million and $92.8 million, respectively. For the three and nine months ended September 30, 2021 when compared to the comparable periods in 2020, this increase was largely the result of lower cost of funds, the impact of both interest and fees related to PPP loans and our pay down of a portion of the additional liquidity we acquired in 2020 in response to the economic uncertainty resulting from the COVID-19 pandemic, as well as organic loan growth when comparing the comparable periods. The net interest margin (the ratio of net interest income to average earning assets) for the three and nine months ended September 30, 2021 was 3.03% and 3.05%, respectively, compared to 2.82% and 2.97%, respectively, for the same periods in 2020 and reflects the impact of loans made and fees recognized pursuant to the PPP and our acquisition and subsequent pay down of additional on-balance sheet liquidity as noted above, the decline in short-term interest rates, declining levels of positive impact from purchase accounting and the competitive rate environments for loans and deposits in our markets.

Our provision for credit losses was $3.4 million and $13.5 million, respectively, for the three and nine months ended September 30, 2021 compared to $16.8 million and $194.6 million, respectively, for the same periods in 2020. The decrease in provision expense as compared to the same periods in 2020 is primarily due to improvements in current and projected economic conditions through September 30, 2021, as compared to the economic deterioration that occurred or was anticipated during the first nine months of 2020 as a result of COVID-19. Also contributing to the provision expense for the three and nine months ended September 30, 2021 were net charge-offs totaling $9.3 million and $30.6 million, respectively, compared to $13.1 million and $28.6 million, respectively, for the same periods in 2020.

At September 30, 2021, our allowance for credit losses as a percentage of total loans, inclusive of PPP loans, was 1.17% compared to 1.27% at December 31, 2020. The decrease in the allowance for credit losses is largely the result of improvements in the macroeconomic forecasts utilized within our CECL models to estimate future credit losses.

Noninterest income increased by $13.0 million, or 14.3%, and $60.6 million, or 25.9%, respectively, during the three and nine months ended September 30, 2021 compared to the same periods in 2020. The growth in noninterest income was in large part attributable to an increase in income from our equity method investment in BHG of $4.0 million, or 15.0%, and $32.2 million, or 54.3%, respectively, during the three and nine months ended September 30, 2021 compared to the same periods in the prior year as well as an increase in wealth management revenues which were $17.3 million and $49.8 million, respectively, for the three and nine months ended September 30, 2021 compared to $13.0 million and $41.8 million, respectively, in the same periods in the prior year. These increases were offset by a decline in gains on mortgage loans sold, net, which decreased by $11.6 million and $19.5 million, respectively, for the three and nine months ended September 30, 2021 as compared to the same periods in the prior year as rate environment fluctuations and declines in housing inventory in our markets negatively impacted originations. Additionally, we had no net gains on sales of securities during the three months ended September 30, 2021 compared to $651,000 during the three months ended September 30, 2020 and $366,000 during the nine months ended September 30, 2021 compared to $986,000 in the same period in the prior year. Other noninterest income, which is the result of fee revenue lines of business other than those noted above, increased during the three and nine months ended September 30, 2021 by $15.5 million and $37.7 million, respectively, to $37.2 million and $96.6 million, respectively, when compared to the same periods in the prior year. This increase is largely the result of income associated with other equity investments which increased significantly compared to the comparable periods in 2020 as certain of our venture fund investments experienced increased valuations in their underlying portfolios. SBA loan sales revenue also increased when compared to prior year comparable periods due to increased volumes and premiums which are at historically high levels for these types of loan sales.

Noninterest expense increased by $25.0 million, or 17.4%, and $86.5 million, or 21.5%, respectively, during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. Impacting noninterest expense for the three and nine months ended September 30, 2021 as compared to the same prior year periods was a $22.3 million and $81.5 million, respectively, increase in salaries and employee benefits. The change in salaries and employee benefits was primarily the result of the accrual at above-target payout for both our cash and equity incentive plans during the three and nine months ended September 30, 2021 versus an accrual at below-target payout under such plans during the same periods in 2020. Also impacting salaries and employee benefits was an increase in our associate base in 2021 versus 2020 as well as annual merit increases effective in January 2021.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 49.4% and 49.5%, respectively, for the three and nine months ended September 30, 2021 compared to 48.3% for each of the three and nine months ended September 30, 2020. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.
During the three and nine months ended September 30, 2021, we recorded income tax expense of $32.8 million and $91.7 million, respectively, compared to $26.4 million and $36.0 million, respectively, for the three and nine months ended September 30, 2020. Our effective tax rate for the three and nine months ended September 30, 2021 was 19.4% and 18.9%, respectively, compared to 19.3% and 15.2%, respectively, for the three and nine months ended September 30, 2020. Our tax expense in the first nine months of 2020 was impacted by the increased provision for credit losses we recorded during that time period as discussed above, a portion of which was recorded as a discrete item of total income tax in the first quarter of 2020. Our tax rate in each period was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in the recognition of tax benefits of $334,000 and $2.2 million, respectively, for the three and nine months ended September 30, 2021 compared to tax expense of $85,000 and tax benefits of $505,000, respectively, for the three and nine months ended September 30, 2020.
Financial Condition. Loans increased $634.0 million, or 2.8%, during the nine months ended September 30, 2021, when compared to December 31, 2020. The increase is primarily the result of loans made to borrowers that principally operate or are located in our core markets, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company offset in part by the $1.1 billion decrease in the amount of PPP loans in our portfolio during the nine months ended September 30, 2021 as these loans are paid down or forgiven by the SBA. Total deposits were $29.4 billion at September 30, 2021, compared to $27.7 billion at December 31, 2020, an increase of $1.7 billion, or 6.0%. Deposit growth during the period was likely aided by our clients' continued desire to hold onto liquidity as they support their businesses through the continued economic uncertainty caused by the COVID-19 pandemic, proceeds from the PPP and other government stimulus programs not yet deployed and current stock market conditions, but was also due in part to our intentional emphasis on gathering low-cost core deposits during both periods.

Capital and Liquidity. At September 30, 2021 and December 31, 2020, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At September 30, 2021, we had approximately $278.5 million of cash at the parent company that could be used to support our bank. Our anticipated redemption of $120.0 million aggregate principal amount of parent company subordinated notes on November 16, 2021 is intended to be funded with this existing cash on hand.

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
During the quarter ended March 31, 2020, we repurchased approximately 1.0 million shares of our common stock at an aggregate cost of $50.8 million under our previously authorized share repurchase agreement. Our last purchase of shares of our common stock under the prior share repurchase program occurred on March 19, 2020, as we suspended the program due to uncertainty surrounding the COVID-19 pandemic and it remained suspended until its expiration on December 31, 2020. On January 19, 2021, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program will remain in effect through March 31, 2022. We did not repurchase any shares under our current share repurchase program during the nine months ended September 30, 2021.
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

Selected Financial Information

The following is a summary of certain financial information for the three and nine month periods ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020 (dollars in thousands, except per share data):

	Three Months Ended September 30,		2021 - 2020 Percent	Nine Months Ended September 30,		2021 - 2020 Percent
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Income Statement:
Interest income	$260,868	$249,188	4.7%	$772,021	$763,995	1.1%
Interest expense	23,325	42,594	(45.2)%	78,383	163,192	(52.0)%
Net interest income	237,543	206,594	15.0%	693,638	600,803	15.5%
Provision for credit losses	3,382	16,758	(79.8)%	13,451	194,635	(93.1)%
Net interest income after provision for credit losses	234,161	189,836	23.3%	680,187	406,168	67.5%
Noninterest income	104,095	91,065	14.3%	295,011	234,396	25.9%
Noninterest expense	168,851	143,852	17.4%	489,687	403,150	21.5%
Net income before income taxes	169,405	137,049	23.6%	485,511	237,414	>100.0%
Income tax expense	32,828	26,404	24.3%	91,716	35,969	>100.0%
Net income	136,577	110,645	23.4%	393,795	201,445	95.5%
Preferred stock dividends	(3,798)	(3,798)	—%	(11,394)	(3,798)	>100.0%
Net income available to common shareholders	$132,779	$106,847	24.3%	$382,401	$197,647	93.5%

Per Share Data:
Basic net income per common share	$1.76	$1.42	23.9%	$5.07	$2.62	93.5%
Diluted net income per common share	$1.75	$1.42	23.2%	$5.05	$2.62	92.7%

Performance Ratios:
Return on average assets (1)	1.47%	1.26%	16.7%	1.45%	0.83%	74.7%
Return on average shareholders' equity (2)	10.18%	8.92%	14.1%	10.11%	5.79%	74.6%
Return on average common shareholders' equity (3)	10.62%	9.35%	13.6%	10.56%	5.91%	78.7%

	September 30, 2021	December 31, 2020
Balance Sheet:
Loans, net of allowance for credit losses	$22,789,826	$22,139,451	2.9%
Deposits	$29,369,807	$27,705,575	6.0%
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

Results of Operations

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $237.5 million and $693.6 million, respectively, for the three and nine months ended September 30, 2021 compared to $206.6 million and $600.8 million, respectively, for the same periods in the prior year, representing increases of $30.9 million and $92.8 million, respectively. For the three and nine months ended September 30, 2021 when compared to the comparable periods in 2020, this increase was largely the result of lower cost of funds, the impact of both interest and fees related to the PPP and our pay down of a portion of the additional liquidity we acquired in 2020 in response to the economic uncertainty resulting from the COVID-19 pandemic as well as organic loan growth during the comparable periods offset in part by yield compression in our earning asset portfolio.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)(2)	$22,986,835	$233,857	4.13%	$22,493,192	$224,482	4.04%
Securities:
Taxable	2,868,212	8,986	1.24%	2,226,008	8,276	1.48%
Tax-exempt (2)	2,583,020	15,873	2.93%	2,194,272	15,001	3.29%
Federal funds sold and other	3,743,074	2,152	0.23%	3,279,248	1,429	0.17%
Total interest-earning assets	32,181,141	$260,868	3.32%	30,192,720	$249,188	3.38%
Nonearning assets
Intangible assets	1,857,039			1,866,082
Other nonearning assets	1,857,950			1,779,914
Total assets	$35,896,130			$33,838,716

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	5,591,119	2,453	0.17%	4,784,627	3,733	0.31%
Savings and money market	11,359,595	5,300	0.19%	10,312,876	8,374	0.32%
Time	2,541,775	4,386	0.68%	4,265,881	16,294	1.52%
Total interest-bearing deposits	19,492,489	12,139	0.25%	19,363,384	28,401	0.58%
Securities sold under agreements to repurchase	164,837	57	0.14%	147,211	77	0.21%
Federal Home Loan Bank advances	888,369	4,558	2.04%	1,515,879	6,945	1.82%
Subordinated debt and other borrowings	586,387	6,571	4.45%	715,138	7,171	3.99%
Total interest-bearing liabilities	21,132,082	23,325	0.44%	21,741,612	42,594	0.78%
Noninterest-bearing deposits	9,247,382	—	0.00%	6,989,439	—	0.00%
Total deposits and interest-bearing liabilities	30,379,464	$23,325	0.30%	28,731,051	$42,594	0.59%
Other liabilities	340,041			341,801
Stockholders' equity	5,176,625			4,765,864
Total liabilities and stockholders' equity	$35,896,130			$33,838,716
Net interest income		$237,543			$206,594
Net interest spread (3)			2.88%			2.60%
Net interest margin (4)			3.03%			2.82%

(1) Average balances of nonaccrual loans are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $8.5 million of taxable equivalent income for the three months ended September 30, 2021 compared to $7.3 million for the three months ended September 30, 2020. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the three months ended September 30, 2021 would have been 3.02% compared to a net interest spread of 2.79% for the three months ended September 30, 2020.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1)(2)	$23,005,416	$694,017	4.11%	$21,589,858	$687,183	4.33%
Securities:
Taxable	2,575,720	25,073	1.30%	2,103,023	28,133	1.79%
Tax-exempt (2)	2,478,584	47,917	3.11%	2,041,199	43,421	3.41%
Federal funds sold and other	3,415,534	5,014	0.20%	2,239,102	5,258	0.31%
Total interest-earning assets	31,475,254	$772,021	3.38%	27,973,182	$763,995	3.75%
Nonearning assets
Intangible assets	1,859,183			1,868,118
Other nonearning assets	1,873,106			1,787,377
Total assets	$35,207,543			$31,628,677

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	5,504,133	7,460	0.18%	4,391,319	16,456	0.50%
Savings and money market	11,323,160	17,670	0.21%	9,201,302	37,713	0.55%
Time	2,839,449	18,338	0.86%	4,298,814	58,657	1.82%
Total interest-bearing deposits	19,666,742	43,468	0.30%	17,891,435	112,826	0.84%
Securities sold under agreements to repurchase	160,641	185	0.15%	159,783	286	0.24%
Federal Home Loan Bank advances	903,569	13,553	2.01%	1,918,371	26,854	1.87%
Subordinated debt and other borrowings	644,417	21,177	4.39%	698,464	23,226	4.44%
Total interest-bearing liabilities	21,375,369	78,383	0.49%	20,668,053	163,192	1.05%
Noninterest-bearing deposits	8,462,129	—	0.00%	6,063,783	—	0.00%
Total deposits and interest-bearing liabilities	29,837,498	$78,383	0.35%	26,731,836	$163,192	0.82%
Other liabilities	312,598			335,274
Stockholders' equity	5,057,447			4,561,567
Total liabilities and stockholders' equity	$35,207,543			$31,628,677
Net interest income		$693,638			$600,803
Net interest spread (3)			2.89%			2.70%
Net interest margin (4)			3.05%			2.97%
(1) Average balances of nonaccrual loans are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $23.7 million of taxable equivalent income for the nine months ended September 30, 2021 compared to $21.3 million for the nine months ended September 30, 2020. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the nine months ended September 30, 2021 would have been 3.03% compared to a net interest spread of 2.93% for the nine months ended September 30, 2020.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three and nine months ended September 30, 2021, our net interest margin was 3.03% and 3.05%, respectively, compared to 2.82% and 2.97%, respectively, for the same periods in 2020. Our net interest margin for the three and nine months ended September 30, 2021 reflects the impact of loans made, and fees recognized, pursuant to the PPP and our acquisition and subsequent pay down of additional on-balance sheet liquidity as noted above, the continued historically low levels for short-term interest rates, declining levels of positive impact from purchase accounting and the competitive rate environments for loans and deposits in our markets. More specifically, our net interest margin was impacted by yield compression in our earning asset portfolio due to a historically low macroeconomic interest rate environment. During the three and nine months ended September 30, 2021, our earning asset yield decreased by 6 basis points and 37 basis points, respectively, from the same periods in the prior year. Conversely, our net interest margin was partially impacted as our total funding rates decreased by 29 basis points and 47 basis points during the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Pricing for creditworthy borrowers and meaningful depositors is very competitive in our markets and this competition has adversely impacted, and may continue to adversely impact, our margins. We believe this challenging competitive environment will continue throughout the remainder of 2021, even during a time of economic uncertainty due to COVID-19. The additional on-balance sheet liquidity that has accumulated primarily due to government stimulus efforts in response to the COVID-19 pandemic has and will continue to negatively impact the net interest margin until on-balance sheet liquidity returns to more normalized levels.

Provision for Credit Losses. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. The provision for credit losses amounted to $3.4 million and $13.5 million, respectively, for the three and nine months ended September 30, 2021 compared to $16.8 million and $194.6 million, respectively, for the three and nine months ended September 30, 2020. The provision for credit losses includes a reversal of provision expense related to off balance sheet reserves totaling $750,000 for the three and nine months ended September 30, 2021 and a provision expense related to off balance sheet reserves totaling $425,000 and $10.1 million for the three and nine months ended September 30, 2020, respectively. The provision for credit losses is impacted by growth in our loan portfolio, recent historical and projected future economic conditions, our internal assessment of the credit quality of the loan portfolio, and net charge-offs. The lower provision for credit losses during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is the result of improvements in the current and projected economic conditions as compared to the economic deterioration which occurred during the nine months ended September 30, 2020 related to the COVID-19 pandemic. Also contributing to the provision for credit losses in all periods are net charge-offs, which totaled $9.3 million and $30.6 million, respectively, for the three and nine months ended September 30, 2021 compared to $13.1 million $28.6 million, respectively, for the same periods in 2020.

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

The following is a summary of our noninterest income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		2021 - 2020	Nine Months Ended September 30,		2021 - 2020
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$11,435	$9,854	16.0%	$28,648	$25,796	11.1%
Investment services	9,648	6,734	43.3%	26,836	21,944	22.3%
Insurance sales commissions	2,557	2,284	12.0%	8,188	7,755	5.6%
Gains on mortgage loans sold, net	7,814	19,453	(59.8)%	28,180	47,655	(40.9)%
Investment gains on sales of securities, net	—	651	> (100)%	366	986	(62.9)%
Trust fees	5,049	3,986	26.7%	14,798	12,114	22.2%
Income from equity method investment	30,409	26,445	15.0%	91,430	59,245	54.3%
Other noninterest income:
Interchange and other consumer fees	15,298	10,932	39.9%	42,026	29,224	43.8%
Bank-owned life insurance	4,741	4,557	4.0%	14,210	13,935	2.0%
Loan swap fees	1,579	365	> 100%	3,467	3,166	9.5%
SBA loan sales	3,814	1,469	> 100%	9,503	3,752	> 100%
Gains on other equity investments	8,604	460	> 100%	19,000	8	> 100%
Other noninterest income	3,147	3,875	(18.8)%	8,359	8,816	(5.2)%
Total other noninterest income	37,183	21,658	71.7%	96,565	58,901	63.9%
Total noninterest income	$104,095	$91,065	14.3%	$295,011	$234,396	25.9%

The increase in service charges on deposit accounts in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 relates to an increase in analysis fees, including fee waivers, and increased transaction volumes in commercial checking accounts which we believe is the result of the increased economic activity in our markets from the closures that were the result of the COVID-19 pandemic.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three and nine months ended September 30, 2021, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, and fees from our wealth advisory group, PNFP Capital Markets, Inc., increased by $2.9 million and $4.9 million, respectively, when compared to the three and nine months ended September 30, 2020. At September 30, 2021 and 2020, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $6.6 billion and $4.9 billion, respectively, in brokerage assets. These fees increased $7.2 million during the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 and were offset in part by a decline in investment advisory fees from PNFP Capital Markets, Inc. which decreased $2.3 million during the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020. Revenues from the sale of insurance products by our insurance subsidiaries for the three and nine months ended September 30, 2021 increased by $273,000 and $433,000, respectively, compared to the same periods in the prior year. Included in insurance revenues for the nine months ended September 30, 2021 was $953,000 of contingent income that was based on 2020 sales production and claims experience compared to $1.1 million recorded in the same period in the prior year. Additionally, at September 30, 2021, our trust department was receiving fees on approximately $4.2 billion of managed assets compared to $3.0 billion at September 30, 2020, reflecting organic growth and increased market valuations. We believe the improvement in the results of our wealth management businesses during the three and nine months ended September 30, 2021 when compared to the comparable periods in 2020 is primarily attributable to increased market valuations reflective of a stabilizing economy following the initial impact of the COVID-19 pandemic.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $7.8 million and $28.2 million, respectively, for the three and nine months ended September 30, 2021 compared to $19.5 million and $47.7 million, respectively, for the same periods in the prior year. This decrease is the direct result of the fluctuations in the rate environment and the decrease in housing inventory in the markets where we operate negatively impacting originations. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program whereby the hedge protects against changes in the fair value of the pipeline. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. The change in the fair value of the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At September 30, 2021, the mortgage pipeline included $210.4 million in loans expected to close in 2021 compared to $316.5 million in loans at September 30, 2020 expected to close in 2020.

Investment gains and losses on sales, net, represent the net gains and losses on sales of investment securities in our available-for-sale securities portfolio during the periods noted. During the nine months ended September 30, 2021, $2.2 million of securities were sold for a net gain of $366,000 compared to the nine months ended September 30, 2020, when we sold approximately $145.6 million of securities for a net gain of $986,000.

Income from equity-method investment. Income from equity-method investment is comprised solely of income from our 49% equity-method investment in BHG. BHG is engaged in the origination of commercial and consumer loans primarily to healthcare providers and other skilled professionals throughout the United States. The loans originated by BHG are either financed by secured borrowings or sold without recourse to independent financial institutions and investors.

Income from this equity-method investment was $30.4 million and $91.4 million, respectively, for the three and nine months ended September 30, 2021 compared to $26.4 million and $59.2 million, respectively, for the same periods last year. Historically, BHG has sold the majority of the loans it originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. In the second half of 2019, BHG began an effort to retain more loans on its balance sheet. However, as a result of the economic uncertainty resulting from the COVID-19 pandemic, BHG sold more loans through its auction platform in 2020 than we had previously anticipated. Through the first nine months of 2021, BHG has returned to its strategy of retaining more of the loans it originates on its balance sheet. In the third quarter of 2020, second quarter of 2021 and third quarter of 2021, BHG completed three securitization issuances of approximately $160 million, $375 million and $372 million, respectively, in notes backed by commercial and consumer loans on its balance sheet to provide additional funding.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets of $188,000 and $564,000, respectively, for the three and nine months ended September 30, 2021 compared to $293,000 and $880,000, respectively, for the three and nine months ended September 30, 2020. At September 30, 2021, there were $7.0 million of these intangible assets that are expected to be amortized in lesser amounts over the next 14 years. Also included in income from equity-method investment is accretion income associated with the fair valuation of certain of BHG's liabilities of $349,000 and $1.2 million, respectively, for the three and nine months ended September 30, 2021, compared to $535,000 and $1.6 million, respectively, for the three and nine months ended September 30, 2020. At September 30, 2021, there were $1.5 million of these liabilities that are expected to accrete into income in lesser amounts over the next five years.

During the three and nine months ended September 30, 2021, Pinnacle Financial and Pinnacle Bank received dividends of $16.8 million and $66.2 million, respectively, from BHG in the aggregate. During the three and nine months ended September 30, 2020, Pinnacle Financial and Pinnacle Bank received dividends of $40.0 million and $48.0 million, respectively, from BHG in the aggregate. Dividends from BHG during such periods reduced the carrying amount of our investment in BHG, while earnings from BHG during such periods increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. During the three and nine months ended September 30, 2021, Pinnacle Bank purchased $75.8 million and $200.7 million, respectively, of loans from BHG compared to purchases of $50.2 million for the three and nine months ended September 30, 2020. These loans were purchased at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.75% and 5.00% per annum. At September 30, 2021 and December 31, 2020, there were $263.2 million and $95.8 million, respectively, of BHG joint venture program loans held by Pinnacle Bank.

For the three and nine months ended September 30, 2021, BHG reported $192.2 million and $528.8 million, respectively, in revenues, net of substitution losses of $21.5 million and $75.0 million, respectively, compared to revenues of $128.5 million and $319.2 million, respectively, for the three and nine months ended September 30, 2020, net of substitution losses of $19.3 million and $63.7 million, respectively. Earnings from BHG are likely to fluctuate from period-to-period. Approximately $134.6 million and $378.0 million, respectively, of BHG's revenues for the three and nine months ended September 30, 2021 related to gains on the sale of commercial loans compared to $105.4 million and $242.4 million, respectively, for the three and nine months ended September 30, 2020. These loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan. The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. At September 30, 2021 and 2020, there were $4.1 billion and $3.4 billion, respectively, of these loans previously sold by BHG that were being actively serviced by BHG's network of bank purchasers. BHG, at its sole option, may also provide purchasers of these loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. As a result, BHG maintained a liability as of September 30, 2021 and 2020 of $231.4 million and $256.3 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution due to payment default or loan prepayment. This liability represents 5.7% and 7.5%, respectively, of core product loans previously sold by BHG that remain outstanding as of September 30, 2021 and 2020, respectively. The decrease in this liability in the nine months ended September 30, 2021 compared to the period ended September 30, 2020 was principally the result of a partial release of the reserve BHG recorded in 2020 related to the economic disruption associated with the COVID-19 pandemic which adversely impacted physician and dental practices in a material manner.

In addition to these loans that BHG sells into its auction market, at September 30, 2021, BHG reported loans that remained on BHG's balance sheet totaling $1.9 billion compared to $915.5 million as of September 30, 2020. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At September 30, 2021 and 2020, BHG had $1.5 billion and $624.0 million, respectively, of secured borrowings associated with loans held for investment which did not qualify for sale accounting. At September 30, 2021 and 2020, BHG reported allowance for loan losses totaling $41.5 million and $19.4 million, respectively, with respect to the loans on its balance sheet. Interest income and fees amounted to $57.4 million and $136.0 million, respectively, for the three and nine months ended September 30, 2021 compared to $18.0 million and $64.2 million, respectively, for the three and nine months ended September 30, 2020.

Included in our other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased 39.9% and 43.8%, respectively, during the three and nine months ended September 30, 2021 as compared to the same periods in 2020 due to increased debit and credit card transactions period-over-period and unused line fees during 2021 as compared to 2020. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $4.7 million and $14.2 million, respectively, for each of the three and nine months ended September 30, 2021 compared to $4.6 million and $13.9 million, respectively, in the same periods in the prior year. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. SBA loan sales are included in other noninterest income and increased by $2.3 million and $5.8 million, respectively, during the three and nine months ended September 30, 2021 when compared to the same periods in the prior year. The increase is due to increased volumes as well as historically high premiums. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investment. Income related to these investments increased $8.1 million and $19.0 million, respectively, during the three and nine months ended September 30, 2021 when compared to the same periods in the prior year as a result of several of our venture fund investments experiencing increased valuations in their underlying portfolios during the three and nine months ended September 30, 2021. Loan swap fees increased by $1.2 million and $301,000, respectively, during the three and nine months ended September 30, 2021 as compared to the same periods in 2020 due primarily to a change in the volume of activity resulting from the current interest rate environment. The other components of other noninterest income changed only slightly during the three and nine months ended September 30, 2021 as compared to the same periods in 2020 and includes all other noninterest income not included in the above noted categories.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses. The following is a summary of our noninterest expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		2021 - 2020	Nine Months Ended September 30,		2021 - 2020
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$61,382	$54,331	13.0%	$177,593	$161,152	10.2%
Commissions	6,097	3,892	56.7%	16,273	11,485	41.7%
Cash and equity incentives	30,169	19,677	53.3%	85,103	34,782	>100%
Employee benefits and other	14,758	12,203	20.9%	46,989	37,051	26.8%
Total salaries and employee benefits	112,406	90,103	24.8%	325,958	244,470	33.3%
Equipment and occupancy	23,712	21,622	9.7%	70,253	64,626	8.7%
Other real estate (income) expense, net	(79)	1,795	(>100%)	(749)	7,098	(>100%)
Marketing and other business development	3,325	2,321	43.3%	8,326	7,714	7.9%
Postage and supplies	2,083	1,761	18.3%	6,004	5,821	3.1%
Amortization of intangibles	2,088	2,417	(13.6%)	6,461	7,416	(12.9%)
Other noninterest expense:
Deposit related expense	5,754	6,035	(4.7%)	19,599	16,949	15.6%
Lending related expense	10,137	7,089	43.0%	27,553	19,977	37.9%
Wealth management related expense	464	513	(9.6%)	1,409	1,571	(10.3%)
Other noninterest expense	8,961	10,196	(12.1%)	24,873	27,508	(9.6%)
Total other noninterest expense	25,316	23,833	6.2%	73,434	66,005	11.3%
Total noninterest expense	$168,851	$143,852	17.4%	$489,687	$403,150	21.5%

Total salaries and employee benefits expenses increased $22.3 million and $81.5 million, respectively, for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The change in salaries and employee benefits was largely the result of the accrual of our cash and equity incentive plans at above-target payout during the three and nine months ended September 30, 2021 compared to an accrual at below-target payout due to the effects of COVID-19 on our anticipated earnings and performance during the same periods in the prior year. Also impacting salaries and employee benefits was an increase in our associate base in 2021 versus 2020 as well as annual merit increases effective in January 2021. Our associate base increased to 2,769.5 full-time equivalent associates at September 30, 2021 from 2,596.5 at September 30, 2020. We expect salary and benefit expenses in 2021 to increase when compared to 2020 as we continue our focus on hiring experienced bankers in all of our markets, and particularly if we continue to accrue cash and equity incentives at above-target payout based on anticipated earnings and performance in 2021.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our bank's non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our bank's associates participate in our equity compensation plans. Under the 2021 annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of quarterly pre-tax, pre-provision net revenue (PPNR) and annual earnings per common share (subject to certain adjustments). To the extent that the soundness threshold is met and PPNR and earnings per common share are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. For 2021, maximum payouts under the plan could reach 160% of target. Through the third quarter of 2021, we have accrued incentive costs for the cash incentive plan in 2021 at maximum payout of our targeted awards.

Also included in employee benefits and other expense for the three and nine months ended September 30, 2021 were approximately $6.8 million and $17.8 million, respectively, of compensation expenses related to equity-based awards for restricted shares, restricted stock units and performance stock unit awards, compared to $4.4 million and $14.1 million, respectively, for the three and nine months ended September 30, 2020. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. Our compensation expense associated with equity awards with time-based vesting criteria is likely to continue to increase during the remainder of 2021 when compared to 2020 as a result of the increased number of associates and our intention to hire additional experienced financial advisors. Compensation expense associated with our performance-based vesting awards will continue to be impacted by our performance in 2021 and will likely be higher than the comparable prior year period during the remainder of 2021 as beginning in the second quarter of 2020 and for the remainder of the year we accrued for those awards at below-target payout. Through the nine months ended September 30, 2021, we have accrued for those awards at above-target payout.

Employee benefits and other expenses were $14.8 million and $47.0 million, respectively, for the three and nine months ended September 30, 2021 compared to $12.2 million and $37.1 million, respectively, for the three and nine months ended September 30, 2020 and include costs associated with our 401k plan, health insurance and payroll taxes. These costs fluctuate based on changes in our associate base and the level of participation in these programs by our associates. Costs associated with our health insurance and 401k plan programs increased $817,000 and $5.6 million, respectively, in the aggregate during the three and nine months ended September 30, 2021 when compared to the same periods in 2020.

Equipment and occupancy expenses for the three and nine months ended September 30, 2021 were $23.7 million and $70.3 million, respectively, compared to $21.6 million and $64.6 million, respectively, for the three and nine months ended September 30, 2020. The increases are in part the result of the three new office locations that were opened, one in Huntsville, Alabama, one in the North Carolina market and the other in the Middle Tennessee market during the nine months ended September 30, 2021. We expect to incur additional costs in future periods as we continue to enhance both our current locations and our technology infrastructure. Additionally, during the second quarter of 2021, we announced our intention to move our corporate headquarters to a newly announced office tower in Nashville, where we will be a founding partner and sponsor of the project. This move is currently planned for 2025 and will impact equipment and occupancy costs as we plan for this move.

Other real estate income and expenses, net, for the three and nine months ended September 30, 2021 was income of $79,000 and $749,000, respectively, as compared to expenses of $1.8 million and $7.1 million, respectively, for the same periods in the prior year. Included in the three and nine months ended September 30, 2020 were writedowns of previously foreclosed upon properties to market value based on updated appraisals obtained during those same time periods of $1.6 million and $7.0 million, respectively.

Marketing and business development expense for the three and nine months ended September 30, 2021 was $3.3 million and $8.3 million, respectively, compared to $2.3 million and $7.7 million, respectively, for the three and nine months ended September 30, 2020. The primary source of both the increase for the three and nine months ended September 30, 2021as compared to the same periods in 2020 is the result of limited in-person client meetings and business development expenses that began at the end of the first quarter of 2020 and continued through the first quarter of 2021 as a result of the restrictions resulting from the COVID-19 pandemic. As was the case for many companies, as we began to see more restrictions lift in the second quarter of 2021 in our markets, marketing and business development expense began to correspondingly increase. We expect these costs to rise modestly and return to more normalized levels through the end of 2021 taking into account anticipated increases associated with the associates we have hired since the beginning of 2020.

Intangible amortization expense was $2.1 million and $6.5 million, respectively, for the three and nine months ended September 30, 2021 compared to $2.4 million and $7.4 million, respectively, for the same periods in 2020. The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives at September 30, 2021:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
CapitalMark	2015	$6.2	7	$0.1
Magna Bank	2015	3.2	6	—

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Avenue	2016	8.8	9	1.6
BNC	2017	48.1	10	21.7

Book of Business Intangible:
Miller Loughry Beach Insurance	2008	$1.3	20	$0.2
CapitalMark	2015	0.3	16	0.1
BNC Insurance	2017	0.4	20	0.2
BNC Trust	2017	1.9	10	1.1
Advocate Capital	2019	13.6	13	8.6

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Annual amortization expense of these intangibles is estimated to decrease from $7.4 million to $4.5 million per year over the next five years with lesser amounts for the remaining amortization period.

Other noninterest expenses, which consists primarily of deposit, lending, wealth management and administrative expenses increased by $1.5 million and $7.4 million, respectively, for the three and nine months ended September 30, 2021 when compared to the three and nine months ended September 30, 2020. Lending related expense increased by $3.0 million and $7.6 million, respectively, for the three and nine months ended September 30, 2021 when compared to the same periods in the prior year. This increase is in part the result of ancillary costs related to PPP lending as well as increased expense associated with our consumer and commercial credit card programs for which transaction volumes also increased in the respective periods. Deposit related expense decreased by $281,000 and increased by $2.7 million, respectively, during the three and nine months ended September 30, 2021 when compared to the same periods in 2020. Other noninterest expenses decreased in the three and nine months ended September 30, 2021 as compared to the same periods in 2020 due to $4.9 million in FHLB prepayment penalties resulting from our prepayment of $892.5 million in FHLB borrowings during the nine months ended September 30, 2020. Wealth management related expenses remained relatively flat for the three and nine months ended September 30, 2021 when compared to the same periods in 2020.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 49.4% and 49.5%, respectively, for the three and nine months ended September 30, 2021 compared to 48.3% and 48.3%, respectively, for the same periods in 2020. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was impacted in part by increased noninterest expense during the periods as a result of increased salaries and employee benefits resulting from the accrual of our cash and equity incentives at above target payout during the periods, a decrease in the amount of gains on mortgage loans sold and income from our equity method investment in BHG.

Income Taxes. During the three and nine months ended September 30, 2021, we recorded income tax expense of $32.8 million and $91.7 million, respectively, compared to $26.4 million and $36.0 million, respectively, for the three and nine months ended September 30, 2020. Our effective tax rate for the three and nine months ended September 30, 2021 was 19.4% and 18.9%, respectively, compared 19.3% and 15.2%, respectively, for the three and nine months ended September 30, 2020. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 26.14% primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax expense in the nine months ended September 30, 2020 was impacted by the provision expense recorded in response to the COVID-19 pandemic, a portion of which was recorded in the first quarter of 2020 as a discrete item of total income tax and contributed a tax benefit of $22.4 million. Our tax rate in each period was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in the recognition of tax benefits of $334,000 and $2.2 million, respectively, for the three and nine months ended September 30, 2021 compared to tax expense of $85,000 and tax benefits of $505,000, respectively, for the three and nine months ended September 30, 2020.

Financial Condition

Our consolidated balance sheet at September 30, 2021 reflects an increase in total loans outstanding to $23.1 billion compared to $22.4 billion at December 31, 2020. Total deposits increased by $1.7 billion to $29.4 billion between December 31, 2020 and September 30, 2021. Total assets were $36.5 billion at September 30, 2021 compared to $34.9 billion at December 31, 2020.

Loans.  The composition of loans at September 30, 2021 and at December 31, 2020 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$2,954,519	12.8%	$2,802,227	12.5%
Non-owner occupied	5,219,207	22.6%	5,203,384	23.2%
Consumer real estate – mortgage	3,540,439	15.4%	3,099,172	13.8%
Construction and land development	3,096,961	13.4%	2,901,746	12.9%
Commercial and industrial	7,788,153	33.8%	8,038,457	35.9%
Consumer and other	459,182	2.0%	379,515	1.7%
Total loans	$23,058,461	100.0%	$22,424,501	100.0%

At September 30, 2021, our loan portfolio composition had changed modestly from the composition at December 31, 2020 principally as a result of the PPP loan forgiveness and paydowns, which are classified as commercial and industrial loans, though commercial real estate and commercial and industrial lending generally continue to make up the largest segments of our portfolio. At September 30, 2021, approximately 36.1% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied commercial real estate properties, compared to 35.0% at December 31, 2020. Owner occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development loan segment continues to be a meaningful portion of our portfolio and reflects the development and growth of the local communities in which we operate and is diversified between commercial, residential and land.
Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At September 30, 2021, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital was 89.3% compared to 89.0% at December 31, 2020. Construction and land development, non-owner occupied commercial real estate and multifamily loans as a percentage of total risk-based capital were 252.4% and 264.0% as of September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The following table classifies our fixed and variable rate loans at September 30, 2021 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.  The table also classifies our variable rate loans pursuant to the contractual repricing dates of the underlying loans (in thousands):

	Amounts at September 30, 2021			Percentage	Percentage
	Fixed Rates	Variable Rates	Totals	At September 30, 2021	At December 31, 2020
Based on contractual maturity:
Due within one year	$3,285,032	$1,191,950	$4,476,982	19.4%	18.6%
Due in one year to five years	8,153,920	3,293,738	11,447,658	49.7%	54.4%
Due after five years	5,352,425	1,781,396	7,133,821	30.9%	27.0%
Totals	$16,791,377	$6,267,084	$23,058,461	100.0%	100.0%
Based on contractual repricing dates:
Daily floating rate	$—	$850,548	$850,548	3.7%	4.3%
Due within one year	3,285,032	4,893,399	8,178,431	35.5%	37.7%
Due in one year to five years	8,153,920	248,837	8,402,757	36.4%	37.7%
Due after five years	5,352,425	274,300	5,626,725	24.4%	20.3%
Totals	$16,791,377	$6,267,084	$23,058,461	100.0%	100.0%

The above information does not consider the impact of scheduled principal payments.

Loans in Past Due Status.  The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
Loans past due 30 to 89 days:	2021	2020
Commercial real estate:
Owner occupied	$2,519	$3,606
Non-owner occupied	3,734	6,946
Consumer real estate – mortgage	10,192	9,187
Construction and land development	1,421	696
Commercial and industrial	8,712	26,079
Consumer and other	2,072	1,088
Total loans past due 30 to 89 days	$28,650	$47,602

Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$1,618	$1,860
Non-owner occupied	1,317	3,861
Consumer real estate – mortgage	5,265	6,274
Construction and land development	648	736
Commercial and industrial	4,557	4,408
Consumer and other	247	304
Total loans past due 90 days or more	$13,652	$17,443

Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.12%	0.21%
Loans past due 90 days or more as a percentage of total loans	0.06%	0.08%
Total loans in past due status as a percentage of total loans	0.18%	0.29%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $139.2 million, or 0.6% of total loans at September 30, 2021, compared to $173.5 million, or 0.8% of total loans at December 31, 2020. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, excluding the impact of substandard nonaccrual loans and substandard troubled debt restructurings. Troubled debt restructurings are not included in potential problem loans. Approximately $2.7 million of potential problem loans were past due at least 30 days but less than 90 days as of September 30, 2021.

Nonperforming Assets and Troubled Debt Restructurings. At September 30, 2021, we had $55.1 million in nonperforming assets compared to $86.2 million at December 31, 2020. Included in nonperforming assets were $46.7 million in nonaccrual loans and $8.4 million in OREO and other nonperforming assets at September 30, 2021 and $73.8 million in nonaccrual loans and $12.4 million in OREO and other nonperforming assets at December 31, 2020. At September 30, 2021 and December 31, 2020, there were $2.4 million and $2.5 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status.

Section 4013 of the CARES Act and bank regulatory interagency guidance gave entities temporary relief from the accounting and disclosure requirements for TDRs indicating that a lender could conclude that the modifications are not a troubled debt restructuring if the borrower was less than 30 days past due as of December 31, 2019. We have followed the guidance under the CARES Act and the interagency guidance related to these loan modifications. At September 30, 2021, we had approximately $791.4 million in loans modified under Section 4013 of the CARES Act, compared to approximately $825.6 million at December 31, 2020.

Allowance for Credit Losses on Loans (allowance). On January 1, 2020, we adopted FASB ASU 2016-13, which introduced the current expected credit losses (CECL) methodology and required us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, the allowance for credit losses represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of September 30, 2021 and December 31, 2020, our allowance for credit losses was approximately $268.6 million and $285.1 million, respectively, which our management believed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans, inclusive of PPP loans, was

1.17% at September 30, 2021, down from 1.27% at December 31, 2020. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA.

The decrease in the allowance for credit losses is largely the result of the improvements in the macroeconomic forecast. Our CECL models rely largely on recent historical and projected future macroeconomic conditions to estimate future credit losses. Macroeconomic factors used in the model include the national unemployment rate, gross domestic product, the commercial real estate price index and certain U.S. Treasury interest rates. Projections of these macroeconomic factors, obtained from an independent third party, are utilized to predict quarterly rates of default. These macroeconomic factors experienced significant deterioration during the first six months of 2020, resulting in a significant increase in our allowance for credit losses during the same period. Though these factors improved during the second half of 2020 and through the first three quarters of 2021 resulting in a reduction in the level of our allowance, should they deteriorate in future periods our modeling may require increased levels of provision expense over those recorded during the three and nine months ended September 30, 2021.

Under the CECL methodology the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At September 30, 2021 and December 31, 2020, reasonable and supportable periods of 24 and 18 months, respectively, were utilized for all loan segments followed by a 12 month straight line reversion period to long term averages. The increase in the reasonable and supportable period to 24 months was to allow for adequate consideration of forecasted periods of economic recovery subsequent to the potential future impacts of the COVID-19 related economic deterioration which continues to be considered in the forecast. The inclusion of additional forecast periods did not have a significant impact on reserve levels at September 30, 2021.

The following table sets forth, based on management's estimate, the allocation of the allowance for credit losses to categories of loans as of September 30, 2021 and December 31, 2020 and the percentage of loans in each category to total loans (in thousands):

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$19,259	12.8%	$23,298	12.5%
Non-owner occupied	74,026	22.6%	79,132	23.2%
Consumer real estate - mortgage	31,025	15.4%	33,304	13.8%
Construction and land development	32,860	13.4%	42,408	12.9%
Commercial and industrial	101,416	33.8%	98,423	35.9%
Consumer and other	10,049	2.0%	8,485	1.7%
Total allowance for credit losses on loans	$268,635	100.0%	$285,050	100.0%

The following is a summary of changes in the allowance for credit losses on loans for the nine months ended September 30, 2021 and for the year ended December 31, 2020 and the ratio of the allowance for credit losses on loans to total loans as of the end of each period (in thousands):

	Nine Months Ended September 30, 2021	Year ended December 31, 2020
Balance at beginning of period	$285,050	$94,777
Impact of adopting ASC 326	—	38,102
Provision for credit losses on loans	14,231	191,542
Charged-off loans:
Commercial real estate:
Owner occupied	(1,246)	(2,598)
Non-owner occupied	(672)	(546)
Consumer real estate – mortgage	(626)	(3,478)
Construction and land development	(367)	—
Commercial and industrial	(32,890)	(38,718)
Consumer and other loans	(3,518)	(3,993)
Total charged-off loans	(39,319)	(49,333)
Recoveries of previously charged-off loans:
Commercial real estate:
Owner occupied	1,158	1,317

	Nine Months Ended September 30, 2021	Year ended December 31, 2020
Non-owner occupied	486	911
Consumer real estate – mortgage	1,690	1,493
Construction and land development	269	147
Commercial and industrial	2,848	4,540
Consumer and other loans	2,222	1,554
Total recoveries of previously charged-off loans	8,673	9,962
Net charge-offs	(30,646)	(39,371)
Balance at end of period	$268,635	$285,050
Ratio of allowance for credit losses on loans to total loans outstanding at end of period	1.17%	1.27%
Ratio of net charge-offs to average total loans outstanding for the period (1)	0.18%	0.18%
(1) Net charge-offs for the year-to-date period ended September 30, 2021 have been annualized.

Pinnacle Financial's management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. Based upon our evaluation of the loan portfolio, we believe the allowance for credit losses to be adequate to absorb our estimate of expected future     credit losses on loans outstanding at September 30, 2021. While our policies and procedures used to estimate the allowance for credit losses as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for credit losses and, thus, the resulting provision for credit losses.
Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $5.6 billion and $4.6 billion at September 30, 2021 and December 31, 2020, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at September 30, 2021 and December 31, 2020 follows:

	September 30, 2021	December 31, 2020
Weighted average life	6.72 years	6.51 years
Effective duration*	4.46%	4.35%
Tax equivalent yield	2.04%	2.28%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of September 30, 2021 and December 31, 2020 was 5.66% and 5.45%, respectively.

Restricted Cash. Our restricted cash balances totaled approximately $104.2 million at September 30, 2021, compared to $223.8 million at December 31, 2020. This restricted cash is maintained at other financial institutions as collateral primarily for our derivative portfolio. The decrease in restricted cash is attributable primarily to a decrease in collateral requirements on certain derivative instruments for which the fair value has increased. See Note 8. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Securities Purchased with Agreement to Resell. At September 30, 2021 we had $500.0 million in securities purchased with agreement to resell. This balance is the result of repurchase agreement transactions with financial institution counterparties. These investments deploy some of our liquidity position into an instrument that improves the return on those funds in the current low rate environment. Additionally, we believe it positions us more favorably for a potential rising interest rate environment in the future. During the nine months ended September 30, 3021, we purchased $500.0 million of these types of securities. No securities were purchased with agreement to resell prior to 2021.

Deposits and Other Borrowings. We had approximately $29.4 billion of deposits at September 30, 2021 compared to $27.7 billion at December 31, 2020. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we routinely enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $148.2 million at September 30, 2021 and $128.2 million at December 31, 2020. Additionally, at September 30, 2021 and December 31, 2020, Pinnacle Bank had borrowed $888.5 million and $1.1 billion, respectively, in advances from the Federal Home Loan Bank of Cincinnati (FHLB). At September 30, 2021, Pinnacle Bank had approximately $2.8 billion in additional availability with the FHLB; however, incremental borrowings are subject to applicable collateral requirements and are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or noncore funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at September 30, 2021 and December 31, 2020:

	September 30, 2021	Percent	December 31, 2020	Percent
Core funding:
Noninterest-bearing deposit accounts	$9,809,691	31.7%	$7,392,325	25.0%
Interest-bearing demand accounts	4,292,951	13.9%	4,055,259	13.7%
Savings and money market accounts	9,264,458	29.9%	8,303,911	28.1%
Time deposit accounts less than $250,000	1,043,344	3.4%	1,295,765	4.4%
Reciprocating demand deposit accounts (1)	957,479	3.1%	884,450	3.0%
Reciprocating savings accounts (1)	1,618,485	5.2%	1,358,154	4.6%
Reciprocating CD accounts (1)	183,959	0.6%	221,019	0.7%
Total core funding	27,170,367	87.8%	23,510,883	79.5%
Noncore funding:
Relationship based noncore funding:
Other time deposits	631,532	2.0%	722,609	2.4%
Securities sold under agreements to repurchase	148,240	0.5%	128,164	0.4%
Total relationship based noncore funding	779,772	2.5%	850,773	2.8%
Wholesale funding:
Brokered deposits	1,014,946	3.3%	2,186,844	7.4%
Brokered time deposits	552,962	1.8%	1,285,239	4.3%
Federal Home Loan Bank advances	888,493	2.9%	1,087,927	3.7%
Paycheck Protection Program liquidity facility	—	—%	—	—%
Subordinated debt and other funding	542,712	1.7%	670,575	2.3%
Total wholesale funding	2,999,113	9.7%	5,230,585	17.7%
Total noncore funding	3,778,885	12.2%	6,081,358	20.5%
Totals	$30,949,252	100.0%	$29,592,241	100.0%

(1)The reciprocating categories consists of deposits we receive from a bank network (the IntraFi network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the IntraFi network.

As noted in the table above, our core funding as a percentage of total funding increased from 79.5% at December 31, 2020 to 87.8% at September 30, 2021, primarily as a result of the significant increase in deposits estimated to have been funded, in part, by PPP loans and other government stimulus payments, and our release of wholesale funding that was intentionally acquired to build on-balance sheet liquidity as we prepared for the initial impact of the COVID-19 pandemic but that we began releasing in the first quarter of 2021 and have continued releasing, where possible, through the third quarter of 2021 based on our view of then current market conditions. Competition for core deposits in our markets remains very competitive and we continue to anticipate that our percentage of non-core funding is likely to increase as PPP loan funds and stimulus monies are utilized.

When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of September 30, 2021.

Our funding policies impose limits on the amount of non-core funding we can utilize based on the non-core funding dependency ratio which is calculated pursuant to regulatory guidelines. Periodically, we may exceed our policy limitations, at which time management will develop plans to bring our funding sources back into compliance with our core funding ratios. At September 30, 2021 and December 31, 2020, we were in compliance with our core funding policies. Though growing our core deposit base is a key strategic objective of our firm and we experienced meaningful growth in core deposits in the first nine months of 2021, we may increase our non-core funding amounts from current levels if we need to do so to fund growth or increase levels of on-balance sheet liquidity, but we do not currently anticipate that such increases will exceed the limits we have established in our internal policies for total levels of non-core funding.

The amount of time deposits as of September 30, 2021 amounted to $2.4 billion. The following table shows our time deposits in denominations of less than $250,000 and in denominations of $250,000 and greater by category based on time remaining until maturity and the weighted average rate for each category as of September 30, 2021 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$506,734	0.59%
Over three but less than six months	308,310	0.41%
Over six but less than twelve months	540,670	0.65%
Over twelve months	381,917	0.59%
	$1,737,631	0.58%
Denominations $250,000 and greater
Three months or less	$212,032	0.43%
Over three but less than six months	148,861	0.69%
Over six but less than twelve months	188,844	0.61%
Over twelve months	124,429	0.46%
	$674,166	0.55%
Totals	$2,411,797	0.57%

Subordinated debt and other borrowings.  We have established, or through acquisition acquired, twelve statutory business trusts which were established to issue 30-year trust preferred securities and certain other subordinated debt agreements. These securities qualify as Tier 2 capital subject to annual phase outs beginning five years from maturity. On April 22, 2020, we established a credit facility with the Federal Reserve Bank in conjunction with the PPP, with available borrowing capacity equal to the outstanding balance of PPP loans, which totaled approximately $708.7 million at September 30, 2021. There were no amounts outstanding under this facility at September 30, 2021. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at September 30, 2021	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	2.92%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	1.53%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	1.78%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	2.97%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	3.38%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	2.98%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	2.53%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	1.83%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	3.23%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	1.61%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	1.86%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	1.63%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Financial Subordinated Notes	November 16, 2016	November 16, 2026	120,000	5.25%	Fixed (1)
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)

Debt issuance costs and fair value adjustments			(10,283)
Total subordinated debt and other borrowings			$542,712

(1) Migrates to three month LIBOR + 3.884% beginning November 16, 2021 through the end of the term.
(2) Migrates to three month LIBOR + 2.775% beginning September 15, 2024 through the end of the term.

We redeemed the $130.0 million aggregate principal amount of subordinated notes due July 30, 2025 issued by Pinnacle Bank effective July 30, 2021. This redemption was funded with existing cash on hand. In addition, we notified the holders of the $120.0 million aggregate principal amount of subordinated notes due November 16, 2026 of our intent to redeem those notes on November 16, 2021. This redemption is intended to be funded with cash on hand. All regulatory permissions have been received related to this anticipated redemption.

Capital Resources. At September 30, 2021, our shareholders' equity amounted to $5.2 billion compared to $4.9 billion at December 31, 2020. During the second quarter of 2020, we issued 9.0 million depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock with a liquidation preference of $1,000 per share of Series B Preferred Stock in a registered public offering to both retail and institutional investors. Net proceeds from the transaction after underwriting discounts and offering costs were approximately $217.1 million. The net proceeds were initially retained by Pinnacle Financial and the remaining net proceeds are available to support our obligations including payments related to our outstanding indebtedness and dividend payments on the Series B Preferred Stock, to support the capital needs of our company and our bank, and for other general corporate purposes. For additional information regarding our capital and shareholders’ equity, see Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Share Repurchase Program. During the quarter ended March 31, 2020, we repurchased approximately 1.0 million shares of our common stock at an aggregate cost of $50.8 million under our previously authorized share repurchase agreement. Our last purchase of shares of our common stock under the prior share repurchase program occurred on March 19, 2020, as we suspended the program due to uncertainty surrounding the COVID-19 pandemic and it remained suspended until its expiration on December 31, 2020. On January 19, 2021, our board of directors authorized a new share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program will remain in effect through March 31, 2022. We purchased no shares under our current program during the nine months ended September 30, 2021.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $773.1 million at September 30, 2021. During the nine months ended September 30, 2021, the bank paid dividends of $66.5 million to us which is within the limits allowed by the TDFI.

During the three and nine months ended September 30, 2021, we paid $13.9 million and $41.6 million, respectively, in dividends to our common shareholders and $3.8 million and $11.4 million, respectively, in dividends on our Series B Preferred Stock. On October 12, 2021, our board of directors declared a $0.18 per share quarterly cash dividend to common shareholders which should approximate $14.0 million in aggregate dividend payments that are expected to be paid on November 26, 2021 to common shareholders of record as of the close of business on November 5, 2021. Additionally, on that same day, our board of directors approved a quarterly dividend of approximately $3.8 million, or $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock payable on December 1, 2021 to shareholders of record at the close of business on November 16, 2021. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including, if necessary, our receipt of dividends from Pinnacle Bank, regulatory capital requirements, as they become known to us and receipt of any regulatory approvals that may become required as a result of our and our bank subsidiary's financial results.

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

Estimated % Change in Net Interest Income Over 12 Months
September 30, 2021*
Instantaneous Rate Change
100 bps increase	2.2%
200 bps increase	5.8%
100 bps decrease	(2.1%)
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

At September 30, 2021, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At September 30, 2021, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

September 30, 2021*
Instantaneous Rate Change
100 bps increase	(2.7%)
200 bps increase	(8.0%)
100 bps decrease	(6.9%)
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

At September 30, 2021, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At September 30, 2021, we were in compliance with our internal policies related to liquidity coverage ratio.

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

In addition, our bank is a member of the FHLB Cincinnati.  As a result, our bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which support our funding needs. Under the borrowing agreements with the FHLB Cincinnati, our bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on its ALCO strategies. Additionally, we may pledge additional qualifying assets, reduce the amount of pledged assets or experience changes in the value of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity with the FHLB Cincinnati. At September 30, 2021, we estimate we had approximately $2.8 billion in additional borrowing capacity with the FHLB Cincinnati. However, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati. At September 30, 2021, our bank had received advances from the FHLB Cincinnati totaling $888.5 million. At September 30, 2021, the scheduled maturities of Pinnacle Bank's FHLB Cincinnati advances and interest rates are as follows (in thousands):

Scheduled Maturities	Amount	Interest Rates (1)
2021	$—	—%
2022	—	—%
2023	—	—%
2024	—	—%
2025	116,250	0.60%
Thereafter	775,013	2.15%
	891,263
Deferred costs	(2,770)
Total Federal Home Loan Bank advances	$888,493
Weighted average interest rate		1.94%

(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future.  The table reflects rates in effect as of September 30, 2021.

Pinnacle Bank also has accommodations with upstream correspondent banks available for unsecured short-term advances which aggregate $155 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within a month of borrowing. We had no outstanding borrowings at September 30, 2021 under these agreements. Our bank also had approximately $3.1 billion in available Federal Reserve discount window lines of credit at September 30, 2021.

At September 30, 2021, excluding reciprocating time and money market deposits issued through the IntraFi Network, we had $1.6 billion of brokered deposits. Historically, we have issued brokered certificates of deposit through several different brokerage houses based on competitive bid. During 2020, and in response to the uncertainty resulting from the COVID-19 pandemic, we intentionally increased our levels of on-balance sheet liquidity. During the first quarter of 2020, this increase was funded by a combination of increased core deposits, increased borrowings from the FHLB Cincinnati and increases in brokered time deposits. Core deposit growth during the remainder of 2020 and through the first nine months of 2021 increased such that we were able to prepay certain wholesale maturities during the first nine months of 2021 while maintaining an appropriate level of on-balance sheet liquidity. We intend to continue to prepay and/or let mature wholesale funding as core deposit growth allows over the next couple of quarters.

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

Off-Balance Sheet Arrangements.  At September 30, 2021, we had outstanding standby letters of credit of $242.3 million and unfunded loan commitments outstanding of $11.4 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate Federal funds sold or, on a short-term basis, to borrow and purchase Federal funds from other financial institutions.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-(f)) occurred during fiscal quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended September 30, 2021.

Period	Total Number of Shares Repurchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	6,005	$87.84	—	125,000,000
August 1, 2021 to August 31, 2021	493	95.86	—	125,000,000
September 1, 2021 to September 30, 2021	25	93.47	—	125,000,000
Total	6,523	$88.31	—	125,000,000
______________________
(1)During the quarter ended September 30, 2021, 22,788 shares of restricted stock or performance-based vesting restricted stock units previously awarded to certain of the participants in our equity incentive plans vested. We withheld 6,523 shares of common stock to satisfy tax withholding requirements associated with the vesting of these awards.

(2)On January 19, 2021, the board of directors authorized a share repurchase program for up to $125.0 million of Pinnacle Financial's outstanding common stock. The share repurchase program is set to expire on March 31, 2022. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase program does not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. Pinnacle Financial did not repurchase any shares of its common stock under its current repurchase plan during the nine months ended September 30, 2021.

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

PINNACLE FINANCIAL PARTNERS, INC.

November 5, 2021	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

November 5, 2021	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer