Form 10-K
period 2021-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2022-02-28
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter: $6,545,963,100 as of June 30, 2021.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 76,291,153 shares of common stock as of February 22, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 19, 2022 are incorporated by reference into Part III of this Form 10-K.

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

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms "we," "our," "us," "the firm," "Pinnacle Financial Partners," "Pinnacle" or "Pinnacle Financial" as used herein refer to Pinnacle Financial Partners, Inc., and its subsidiaries, including Pinnacle Bank, which we sometimes refer to as "our bank subsidiary" or "our bank" and its other subsidiaries.  References herein to the fiscal years 2019, 2020 and 2021 mean our fiscal years ended December 31, 2019, 2020 and 2021, respectively.

ITEM 1.  BUSINESS

OVERVIEW

Pinnacle Financial Partners is a financial holding company headquartered in Tennessee, with approximately $38.5 billion in total assets as of December 31, 2021. The holding company is the parent company of Pinnacle Bank, a Tennessee state-chartered bank, and owns 100% of the capital stock of Pinnacle Bank. The firm started operations on October 27, 2000, in Nashville, Tennessee, and has since grown through a combination of acquisitions and organic growth to 118 offices, including 49 in Tennessee, 37 in North Carolina, 20 in South Carolina, nine in Virginia, two in Georgia and one in Alabama.

The firm operates as a community bank in 15 primarily urban markets and their surrounding communities. As an urban community bank, Pinnacle provides the personalized service most often associated with smaller banks while offering many of the sophisticated products and services, such as investments and treasury management, more typically found at much larger banks. This approach has enabled Pinnacle Bank to attract clients from the regional and national banks in all its markets. As a result, Pinnacle Bank has grown steadily in market share rankings in many of its markets, according to the 2021 FDIC Summary of Deposits data.

The FDIC Summary of Deposits data as of June 30, 2021 is as follows:

Metropolitan Statistical Area (MSA)	Deposit Rank	PNFP Deposit Market Share
Nashville-Davidson-Murfreesboro-Franklin, TN	1	16.4%
Knoxville, TN	4	10.1%
Chattanooga, TN-GA	4	9.8%
Memphis, TN-MS-AR	5	4.2%
Greensboro-High Point, NC	4	11.0%
Charlotte-Concord-Gastonia, NC-SC	8	0.5%
Raleigh-Cary, NC	13	1.5%
Charleston-North Charleston, SC	6	4.6%
Greenville-Anderson, SC	12	1.5%
Roanoke, VA	3	7.7%
Winston-Salem, NC	7	5.0%
Atlanta, GA	51	0.1%

COVID-19 PANDEMIC

The COVID-19 pandemic and related measures taken by governments, businesses and individuals as a result of the pandemic continue to cause uncertainty, volatility and disruption in the economy, including the economies of the markets that we serve. Throughout 2020 and continuing into 2021 in response to the pandemic, we adjusted our business practices, including restricting employee travel, encouraging employees to work from home where possible, offering drive-thru only service at certain of our locations with specific needs facilitated by appointment, implementing social distancing guidelines within our offices, and continuing to hold regular meetings of our pandemic response team. Certain of these measures remain in place due to the continued prevalence of the virus, though, as of December 31, 2021, all of our customer locations are now open and the majority of our employees have returned to the office.

We continue to believe our response to the pandemic has allowed and continues to allow us to appropriately support our associates and clients and their communities. Though we believe the impact of COVID-19 appears to be lessening, we continue to monitor its impact and the effect new variants or mutations may have, the administration, efficacy and public acceptance of COVID-19 vaccines and boosters, the effects of the CARES Act, Coronavirus Relief Act, American Relief Act and the prospects for additional fiscal stimulus programs closely. Our ability and the ability of our customers to recover from the pandemic continues to be subject to uncertainty and will depend on continued decline in the severity of COVID-19 and emergence of other variants of the virus in our markets and government responses thereto, as well as continued improvement in economic conditions in those markets.
For more information regarding the impact of the COVID-19 pandemic on our financial condition and results of operations as of and for the fiscal year ended December 31, 2021 see “Risk Factors – Risks Related to Our Business – COVID-19 Risks” and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Annual Report on Form 10-K.

ACQUISITIONS

In June 2017, Pinnacle Financial completed the acquisition of BNC Bancorp ("BNC") for an aggregate of 27,687,100 shares of Pinnacle Financial's common stock valued at $1.9 billion and approximately $129,000 in cash (related to fractional shares). Included in the shares of common stock issued were 136,890 shares of unvested restricted stock that Pinnacle Financial assumed and which continued to vest over their original contractual terms. The fair value of these awards at the effective time of the merger was $9.2 million, with $5.4 million attributable to services provided by the recipients prior to the merger, that accordingly was included as merger consideration. This acquisition expanded our operations into the Carolinas and Virginia.

On July 2, 2019, Pinnacle Bank acquired all of the outstanding stock of Advocate Capital, Inc. (Advocate Capital) for a cash price of $59.0 million. Advocate Capital is a finance firm headquartered in Nashville, TN which supports the financial needs of legal firms through both case expense financing and working capital lines of credit. At the acquisition date, Advocate Capital's net assets were recorded at a fair value of approximately $45.6 million, consisting mainly of loans receivable. Advocate Capital's $134.3 million of indebtedness, which largely related to funding Advocate Capital's loans to its customers, was also paid off in connection with consummation of the acquisition.

In February 2015, Pinnacle Bank acquired a 30% membership interest in Bankers Healthcare Group, LLC ("BHG"), a company which at the time of our acquisitions was primarily engaged in the business of making term loans to healthcare practices, for $75.0 million in cash. On March 1, 2016, Pinnacle Financial and Pinnacle Bank entered into an agreement to acquire 8.55% and 10.45%, respectively, of the outstanding membership interests in BHG for $114.0 million, payable in a mix of cash and stock consideration. The cash consideration was $74.1 million and the stock consideration was 860,470 shares of Pinnacle Financial's common stock, with a fair value of $39.9 million on the date of acquisition.

On March 1, 2016, Pinnacle Financial, Pinnacle Bank and the other members of BHG entered into an Amended and Restated Limited Liability Company Agreement of BHG and have subsequently entered into a Second Amended and Restated Limited Liability Company Agreement on February 2, 2021. The Second Amended and Restated Limited Liability Company Agreement, provides for, among other things, the following terms: (i) co-sale rights for Pinnacle Financial and Pinnacle Bank in the event the other members of BHG decide to sell all or a portion of their ownership interests and are permitted to do so pursuant to the Limited Liability Company Agreement; and (ii) a right of first refusal for BHG and the other members of BHG in the event that Pinnacle Financial and/or Pinnacle Bank decide to sell all or a portion of their ownership interests, except in connection with a transfer of their ownership interests to an affiliate or in connection with the acquisition of Pinnacle Financial or Pinnacle Bank or a merger in which Pinnacle Financial or Pinnacle Bank is not the surviving entity.

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

Pinnacle Bank's lending activities are subject to a variety of lending limits imposed by federal and state law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to Pinnacle Bank. In general, however, at December 31, 2021, we were able to loan any one borrower a maximum amount equal to approximately $550.5 million, for loans that meet certain additional collateral guidelines. These legal limits will increase or decrease as Pinnacle Bank's capital increases or decreases as a result of its earnings or losses, the injection of additional capital, payments of dividends, acquisitions, or for other reasons. Pinnacle Bank has internal loan limits ranging from $15 million to $60 million, dependent upon the internal risk rating of a loan, all of which limits are well below the legal lending limit of the bank. Pinnacle Bank currently has 97 relationships in excess of the $60 million internal loan limit.

The principal economic risk associated with each category of loans that Pinnacle Bank has made or may in the future make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower's ability to repay include interest, inflation and unemployment rates, as well as other factors affecting a borrower's assets, clients, suppliers and employees.  Many of Pinnacle Bank's commercial loans are made to small- to medium-sized businesses that are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers. During periods of economic weakness, like those we have experienced as a result of the COVID-19 endemic, or periods of increased inflation, like we are currently experiencing, these businesses may be more adversely affected than other enterprises and may cause increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for credit losses.

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

Through Advocate Capital we make loans to law firms to finance case expenses and the firms' working capital needs. These loans are typically secured by the borrower's receivables and include guaranties by certain individual partners of the firm.

Deposit Services

Pinnacle Bank seeks to establish a broad base of core deposits, including savings, checking, noninterest-bearing checking, interest-bearing checking, money market and certificate of deposit accounts, including access to products offered through various IntraFi Network Deposit programs. While Pinnacle is focused on attracting operating accounts and other core deposits and lowering our cost of funds, rates paid on such deposits vary among banking markets and deposit categories due to different terms and conditions, individual deposit size, services rendered and rates paid by competitors on similar deposit products. We act as a depository for a number of state and local governments and government agencies or instrumentalities. Such public fund deposits are often subject to competitive bid and in many cases must be secured by pledging a portion of our investment securities or a letter of credit.

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

Pinnacle Bank also provides fiduciary and investment services through its Trust & Investment Services department. Services offered for individual and commercial clients include an array of accounts including personal trust, investment management, estate administration, endowments, foundations, individual retirement accounts, escrow services and custody. Additionally, Trust & Investment Services provides investment services for qualified plans, primarily through its Retirement Plan Services division.

Additionally, Pinnacle Wealth Advisors, a registered investment advisor, provides investment advisory services to its clients. Miller Loughry Beach Insurance Services, Inc. and HPB Insurance Group, Inc., each insurance agency subsidiaries of Pinnacle Bank, provide insurance products, particularly in the property and casualty area, to their respective clients. Advocap Insurance Agency, Inc., an insurance agency subsidiary of Advocate Capital, sells insurance products, including professional liability, cyber protection, directors and officers, errors and omissions and life insurance, to its clients consisting mainly of law firms and partners within those firms.

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
Competitive Conditions
We face substantial competition in all areas of our operations from a variety of different competitors, many of whom are larger and have more financial resources than we do. Such competitors primarily include national, regional and internet banks within the various markets in which we operate though we also compete with smaller community banks that seek to offer service levels similar to ours. We also face competition from many other types of institutions, including, without limitation, savings and loans associations, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries.

The financial services industry is becoming even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms, and insurance companies can operate as affiliates under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our nonbank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may be able to develop and offer a broader range of products and services as well as better pricing for those products and services. Continued consolidation in the financial services industry, due in part to the regulatory changes made under the Economic Growth, Regulatory Relief and Consumer Protection Act, including the increased asset threshold for required stress testing, as discussed below under "Supervision and Regulation - The Dodd-Frank Act," has contributed to increases in the number of large competitors we face in our markets. Finally, our competitors may choose to offer lower interest rates and pay higher deposit rates than we do.

We believe that the most important criteria to our bank's targeted clients when selecting a bank is their desire to receive exceptional and personal service. Equally important is being able to enjoy convenient access to a broad array of financial products offered by a financial institution with an ability to meet the changing needs of a sophisticated client base. Additionally, when presented with a choice, we believe that many of our bank's targeted clients would prefer to deal with an institution that favors local decision making as opposed to one where many important decisions regarding a client's financial affairs are made outside of the local community.

Employees and Human Capital

From our founding, we have focused on building an excellent work environment, because we believe excited associates lead to engaged clients and that engaged clients contribute to enriched shareholders. Our hiring philosophy has always been to create the best place to work in our markets. That started with our initial offices in our hometown of Nashville. From there we have branched out across our home state of Tennessee and into some of the best markets in the Southeast. Our hiring philosophy is simple: We aim to hire successful, experienced bankers in each of our markets that share our desire to build a team-oriented firm where our associates win together. In our company, all non-commissioned associates have one set of performance goals under our annual cash incentive plan and nearly every associate in our company is annually awarded equity-based compensation. We believe our unique culture and its resulting high levels of associate engagement and retention rates allow us to be better than our competitors in meeting the needs of our clients.

We are engaging with our associates on a regular basis to assess job satisfaction, and we use the information from internal and third-party surveys to improve our ability to attract, develop, and retain talented associates who drive client engagement. All associates joining Pinnacle, including those joining as a result of an acquisition, participate in a three-day orientation that focuses on culture. Consulting firm Great Place to Work and FORTUNE magazine have recognized us as one of the nation's 100 Best Companies to Work For in 2017, 2018, 2019, 2020, and 2021. Prior to this eligibility, these organizations named us among best workplaces in the United States on their Best Small & Medium Workplaces list in 2012, 2013 and 2014. American Banker has also recognized Pinnacle Bank as one of the top 20 "Best Banks to Work For" in the country every year from 2013 to 2021. Additionally, we were inducted into the Nashville Business Journal's "Best Places to Work" Hall of Fame in 2013 after winning the award for 10 consecutive years. We were also awarded the “Best Place to Work” among mid-sized companies by the Memphis Business Journal in 2015, 2017, 2018, 2019, 2020, and 2021. And we were named a Top Workplace among mid-sized companies by the Knoxville News Sentinel in 2017, 2018, 2019, 2020, and 2021. Several of Pinnacle’s newer markets in the Carolinas, Virginia and Georgia began competing in (and winning) “best workplace” awards in 2019 and continued to do so in 2020 and 2021. All of these honors place heavy emphasis on anonymous surveys of associates in the judging criteria. We believe these awards illustrate that our culture is strong, and our financial returns illustrate that the focus on culture is a winning business strategy. As of December 31, 2021, we employed 2,841.0 full-time equivalent associates.

None of our associates are represented by a union, collective bargaining agreement or similar arrangement, and we have not experienced any labor disputes or strikes arising from any organized labor groups. We aim to create a great place to work for all of our associates. We believe that a strong and diverse team is critical to our success and are committed to being more vocal and focused on our efforts toward creating a great place to work for all. We are guided by the foundational elements of our diversity and inclusion policy, namely that all people deserve a great place to work and do business and that every community deserves an equal opportunity for economic prosperity. At December 31, 2021, more than 66% of our associates were women and approximately 15% identify themselves as part of a minority group. Among the Company’s 139-person Leadership Team, women make up approximately 33% of these associates, up from 13% in 2010 while minorities account for approximately 6% of the Leadership Team members, up from less than 1% in 2010. Beginning in 2020, a senior leadership team made up of a subset of these Leadership Team members was formed. Presently, the senior leadership team consists of 12 associates, two of whom are women, one of whom is also a minority and one man who is a minority. Though we are proud of the work we have done in this area, we understand that more work remains to be done and we have implemented many programs designed to achieve a more diverse and inclusive team, including enhanced training and leadership pipeline programs and development of a multi-year strategy to focus on enhancing our associates’ diversity and inclusion awareness. This diversity and inclusion awareness enhancement program includes a number of initiatives that are underway to build broader networks with diverse agencies and community organizations as we look to locate and develop future diverse associates and leaders. In 2020, we also named our first diversity and inclusion officer to lead our coordinated efforts on diversity and inclusion.

Serving the needs of all of the members of our communities also remains an important part of our strategy. For years, we have focused our community investment efforts on giving within four categories that we believe improve the quality of life of the citizens in our communities: education, health and human services, economic development and the arts. We also empower our associates to serve the causes about which they are most passionate. In 2021, our associates volunteered more than 21,000 hours of their time to help organizations across our footprint.

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

SUPERVISION AND REGULATION

Both Pinnacle Financial and Pinnacle Bank as well as many of their subsidiaries and entities in which they have made investments are subject to extensive state and federal banking and other laws and regulations that impose restrictions on and provide for general regulatory oversight of Pinnacle Financial's and Pinnacle Bank's and these subsidiaries’ operations. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders.

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

Permitted Activities. Bank holding companies generally are prohibited, except in certain statutorily prescribed instances including exceptions for financial holding companies, from acquiring direct or indirect ownership or control of 5% or more of any class of the outstanding voting securities of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to prior notice or Federal Reserve approval, bank holding companies may engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley Act of 1999 amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminated many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and provided that holding companies which elected to become financial holding companies, as Pinnacle Financial has done, could engage in activities that are:
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

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final capital rules implementing Basel III include minimum risk-based capital and leverage ratios for banks and their holding companies. Moreover, these rules refined the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock and related surplus, less goodwill and other specified intangible assets and other regulatory deductions. Tier 2 capital generally consists of perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying trust preferred securities and subordinated debt, qualifying mandatorily convertible debt securities, and a limited amount of the allowance for credit losses.

The minimum capital level requirements applicable to bank holding companies and banks subject to the federal regulators' capital rules are: (i) a Tier 1 common equity (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also established a "capital conservation buffer" of 2.5% (to consist of CET1 capital) above the regulatory minimum capital ratios that has resulted in the following minimum ratios: (i) a CET1 capital ratio of 7%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The phase-in of the capital conservation buffer requirement was fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for any such actions.

Under the Basel III capital rules, CET1 consists of common stock and paid in capital and retained earnings. CET1 is reduced by goodwill, certain intangible assets, net of associated deferred tax liabilities, deferred tax assets that arise from tax credit and net operating loss carryforwards, net of any valuation allowance, and certain other items specified in the Basel III capital rules. The Basel III capital rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and investments in non-consolidated financial institutions be deducted from CET1 to the extent that any such category exceeds 25% of CET1.

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
•applying a 250% risk weight to any non-deducted mortgage servicing rights;
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

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to Pinnacle Financial or Pinnacle Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, each of Pinnacle Bank and Pinnacle Financial has elected the option to delay the estimated impact on regulatory capital of Pinnacle Financial's and Pinnacle Bank's adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”), was delayed through December 31, 2021. Beginning on January 1, 2022, the cumulative amount of the transition adjustments of $68.0 million became fixed and will be phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024. Beginning January 1, 2025, the temporary regulatory capital benefits will be fully reversed.

At December 31, 2021, Pinnacle Bank's CET1 capital ratio was 11.9%, Tier 1 risk-based capital ratio was 11.9%, total risk-based capital ratio was 12.6% and Tier 1 leverage ratio was 9.9%, compared to 11.4%, 11.4%, 12.7% and 9.1% at December 31, 2020, respectively. At December 31, 2021, Pinnacle Financial's CET1 capital ratio was 10.9%, Tier 1 risk-based capital ratio was 11.7%, total risk-based capital ratio was 13.8% and Tier 1 leverage ratio was 9.7%, compared to 10.0%, 10.9%, 14.3% and 8.6% at December 31, 2020, respectively. All of these ratios exceeded regulatory minimums and those required by Basel III and FDICIA (including after application of any applicable capital conservation buffer) to be considered well capitalized. More information concerning Pinnacle Financial's and Pinnacle Bank's regulatory ratios at December 31, 2021 is included in Note 19 to the "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report on Form 10-K.

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

In January 2021, Pinnacle Financial announced that its board of directors had authorized a share repurchase program for up to $125.0 million of Pinnacle Financial’s outstanding common stock, which is scheduled to expire upon the earlier of Pinnacle Financial’s repurchase of shares of its outstanding common stock having an aggregate purchase price of $125.0 million and March 31, 2022. During 2021, no shares of its common stock were repurchased by Pinnacle Financial under such share repurchase program. In addition, in January 2022, Pinnacle Financial announced that its board of directors approved a subsequent repurchase program for up to $125.0 million. The new repurchase program will commence upon the expiration of the current program and is scheduled to expire upon the earlier of Pinnacle Financial’s repurchase of shares of its outstanding common stock having an aggregate purchase price of $125.0 million and March 31, 2023. Repurchases of shares of Pinnacle Financial’s common stock will be made in accordance with applicable laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise.

Payment of Dividends

Pinnacle Financial is a legal entity separate and distinct from Pinnacle Bank. Though Pinnacle Financial had cash and cash equivalents of $184.7 million as of December 31, 2021, the principal source of Pinnacle Financial's cash flow, including cash flow to pay interest to its holders of subordinated debentures and subordinated notes, and any dividends payable to common shareholders and holders of its preferred stock, are dividends that Pinnacle Bank pays to Pinnacle Financial as its sole shareholder. Under Tennessee law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity, and other needs.

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

Statutory and regulatory limitations also apply to Pinnacle Bank's payment of dividends to Pinnacle Financial. Pinnacle Bank is required by Tennessee law to obtain the prior approval of the Commissioner of the TDFI for payments of dividends if the total of all dividends declared by its board of directors in any calendar year will exceed (1) the total of Pinnacle Bank's net income for that year, plus (2) Pinnacle Bank's retained net income for the preceding two years. As of December 31, 2021, Pinnacle Bank could pay dividends to Pinnacle Financial of up to $876.2 million. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity rather than debt issuances. Pinnacle Financial had available cash balances of approximately $184.7 million at December 31, 2021.

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

During the fourth quarter of 2013, Pinnacle Financial initiated a quarterly common stock dividend in the amount of $0.08 per share. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 18, 2022, when the board of directors increased the dividend to $0.22 per share. During the year ended December 31, 2021, Pinnacle Financial paid $55.5 million in net dividends to its common shareholders. On January 18, 2022, our board of directors declared a $0.22 per share quarterly cash dividend to common shareholders which approximated $16.6 million in aggregate dividend payments and was paid on February 25, 2022 to common shareholders of record as of the close of business on February 4, 2022.

During the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th interest in a share of its 6.75% fixed rate non-cumulative, perpetual preferred stock, Series B (Series B Preferred Stock) in a registered public offering to both retail and institutional investors. During the year ended December 31, 2021, Pinnacle Financial paid $15.2 million in dividends on its Series B Preferred Stock. On January 18, 2022, our board of directors approved a quarterly dividend of approximately $3.8 million, or $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock payable on March 1, 2022 to shareholders of record at the close of business on February 14, 2022. This dividend equates to a $0.422 per share dividend on our depositary shares.

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

Pinnacle Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit are subject to certain dollar value limitations, must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would have significantly changed existing CRA regulations. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020; however, in December 2021, the OCC revoked the newly issued rule and largely reverted to its prior CRA rule. The FDIC and the Federal Reserve Board have yet to publish any new final CRA rules and it remains uncertain whether either agency will do so in light of the OCC’s revocation of its new rule. As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

Cybersecurity and Data Privacy

State and federal banking regulators have issued various policy statements and, in some cases, regulations, emphasizing the importance of technology risk management and supervision. On November 18, 2021, the federal banking agencies issued a joint final rule that requires a banking organization to notify their primary federal regulator within 36 hours of becoming aware that a significant “computer-security incident” has occurred. In general, a banking organization must notify its primarily federal regulator for incidents that have materially disrupted, degraded or impaired – or are reasonably likely to materially disrupt, degrade or impair – (i) the ability of such banking organization to carry out banking operations and activities or deliver banking products and services, (ii) such banking organization’s results of operations, or (iii) the financial stability of the financial sector. The final rule also requires a bank service provider to notify each of its affected customers as soon as possible when it determines that it has experienced a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption for four or more hours. Compliance with the final rule is required by May 1, 2022. This new rule and the earlier such policy statements and regulations indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.

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

The rules issued by the CFPB will have a long-term impact on our business, including our mortgage loan origination and servicing activities. Compliance with these rules has increased, and will continue to increase, our overall regulatory compliance costs. On July 1, 2017, the CFPB took over conducting on-site consumer examinations from the FDIC for all regulations that transferred under their supervision.

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

Under the Dodd-Frank Act, publicly traded bank holding companies with $10 billion or more in total assets like Pinnacle Financial were required to establish a risk committee responsible for oversight of enterprise-wide risk management practices. Pinnacle Financial established a risk committee on February 7, 2017. The Growth Act raised the minimum asset threshold triggering the requirement to establish a risk committee from $10 billion to $50 billion. As a result, Pinnacle Financial is no longer required to maintain its standalone risk committee though it has done so and expects it will continue to do so.

Pursuant to the Dodd-Frank Act, any banking organization, including whether a bank holding company or a depository institution, with more than $10 billion in total consolidated assets and regulated by a federal financial regulatory agency was required to conduct annual company-run stress tests to ensure it had sufficient capital during periods of economic downturn. Pinnacle Financial’s and Pinnacle Bank’s first stress tests were due in July 2018. The Growth Act raised the asset threshold at which companies are required to conduct the stress tests from $10 billion to $250 billion. While we are no longer required to annually conduct stress tests under the Dodd-Frank Act, we have continued to perform, and expect to continue to perform, stress tests from time to time in connection with our capital planning process and to monitor our capital consistent with the safety and soundness expectations of the federal regulators.

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

Insurance Agencies

Each of Miller Loughry Beach, HPB Insurance Group and AdvoCap Insurance Agency is subject to licensing requirements and extensive regulation under the laws of the various states in which it conducts its insurance agency business. These laws and regulations are primarily for the protection of policyholders. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, those authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Licenses may be denied or revoked for various reasons, including for regulatory violations or upon conviction for certain crimes. Possible sanctions that may be imposed for violation of regulations include the suspension of individual employees, limitations on engaging in a particular business for a specified period of time, revocation of licenses, censures and fines.

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

COVID-19 Risks

•The COVID-19 pandemic is continuing and our businesses and the businesses of some of our customers continue to face challenges.

Interest Rate Risks

•Our net interest margin, and consequently our net earnings, are significantly affected by interest rate levels and movements in short-term interest rates as well as competitive pressures we face.
•The performance of our investment securities portfolio is subject to fluctuation due to changes in interest rates and market conditions, including credit deterioration of the issuers of individual securities.
•Changes to, and the pending elimation of, LIBOR may adversely affect the holders of, the market value of, and the interest expense paid on our subordinated debt and may affect certain of our loans.

Credit and Lending Risks

•We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses that may be less able to weather challenging economic circumstances.
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
•Excess levels of liquidity could negatively impact our earnings.
•Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

Operational and Market Risks

•Negative developments in the U.S. and local economies in our primary markets may adversely impact our results in the future.
•Our operations are principally geographically concentrated in certain markets in the southeastern United States, and changes in local economic conditions could impact our profitability.

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
•Our operations, business and customers could be materially adversely affected by the impacts related to climate change.
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
•The soundness of other financial institutions, including those with whom we have engaged in transactions, could adversely affect us.
•We may be subject to claims and litigation pertaining to fiduciary responsibility.
•Natural disasters and the affects of a changing climate may adversely affect us and our customers.
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

Risks Related to Our Business

COVID-19 Risks

The COVID-19 pandemic is continuing and our businesses and the businesses of some of our customers continue to face challenges.

The spread of COVID-19 has created a global public health crisis that has periodically resulted in uncertainty, volatility and deterioration in financial markets and in governmental, commercial and consumer activity including in the United States, where we conduct substantially all of our activity. At various times since the beginning of the COVID-19 pandemic, our businesses and the businesses of some of our customers have been disrupted and adversely impacted.

While the current wave of COVID-19 related to the Omicron variant has begun to subside in the United States, and government restrictions have been allowed to lapse and commercial and consumer activity has largely resumed, the pandemic is continuing and to the extent cases were to once again surge, government restrictions could be reinstated, which, along with independent actions of individuals and businesses aimed at slowing a new surge, may again negatively impact economic activity and disrupt our and our customers’ businesses. Further, if new strains or variants of COVID-19 develop or boosters of the COVID-19 vaccines or other treatments are not widely administered or available for a significant period of time or otherwise prove ineffective, the adverse impact of COVID-19 on the economy, and, in turn, our financial condition, liquidity, and results of operations could be material.

Interest Rate Risks

Our net interest margin, and consequently our net earnings, are significantly affected by interest rate levels.

Our profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans and investment securities and other interest-earning assets and interest expense paid on deposits, other borrowings, subordinated debentures and subordinated notes. The absolute level of interest rates as well as changes in interest rates or that affect the yield curve may affect our level of interest income, the largest component of our gross revenue, as well as the level of our interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under our control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits. In addition, changes in the method of determining or the elimination of the London Interbank Offered Rate (LIBOR) or other reference rates, or uncertainty related to such potential changes, may adversely affect the value of reference rate-linked debt securities that we hold or issue, which could further impact our interest rate spread.

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

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected. Short-term interest rates are expected to rise in 2022 and in a rising rate environment our ability to increase the rates we charge on loans faster than the rates we pay on deposits will be critical to maintaining or expanding our net interest margin. In addition, many of our variable rate loans have loan floors that will limit our ability to capture the full benefit of initial increases in short-term rates.

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

On July 27, 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intended to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. Beginning on January 1, 2022, one-week and 2-month LIBOR are no longer being published, though overnight, 1-month, 3-month, 6-month and 12-month LIBOR are expected to be published until at least the middle of 2023.

It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator for those durations that weren’t terminated effective January 1, 2022, whether LIBOR will cease to be published or supported during or after 2022 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere; however, we believe it is highly likely that all durations of LIBOR will cease to be published at some point in 2023. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. In light of this regulatory guidance, effective January 1, 2022, we no longer enter into new loans with LIBOR-based pricing and will not renew loans that mature after that date using LIBOR-based pricing. Instead, we are using other reference rates for our variable rate loans, including the Secured Overnight Funding Rate, AMERIBOR and the Bloomberg Short Term Bank Yield Index.

Those existing loans that have not yet reached their renewal dates and which were originally priced based on LIBOR, will continue to utilize LIBOR until the loan matures or is renewed. At December 31, 2021, approximately 31% of our total loan portfolio was indexed to 1-month, 3-month, 6-month and one-year LIBOR. Many of our loan agreements that are indexed to LIBOR include provisions that do not require us to default to any alternative index recommendations but instead allow us, in our sole discretion, to designate an alternative interest rate index in the event that LIBOR should become unavailable or unstable. While we believe these provisions within our loan agreements address the potential future unavailability of LIBOR, there can be no assurance that such provisions will be effective or that they, or our actions in this respect, will not be challenged by our borrowers.

Certain of our funding sources are also priced to LIBOR, like the subordinated notes we have issued and our trust preferred securities. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of securities based on LIBOR such as our subordinated notes and our subordinated debentures and related trust preferred securities. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments. Uncertainty as to the nature of such potential changes, alternative reference rates, the replacement or disappearance of LIBOR or other reforms may adversely affect the value of and the return on our subordinated notes and our subordinated debentures and related trust preferred securities, as well as the interest we pay on those securities.

Credit and Lending Risks

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses.

We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders and hotel and motel owners and/or operators. Certain industries, particularly hotel and motel operators, experienced adversity during 2020 and at various points in 2021 as a result of the COVID-19 pandemic, and, as a result, an increased level of borrowers in these industries were unable to perform under the original terms of their loan agreements with us at certain times during the pandemic, resulting in modifications of these loans. While the negative economic impact of the pandemic waned during the second half of 2021, if adverse conditions akin to 2020 were to return due to the emergence of a new, more potent variant of the COVID-19 virus or otherwise, these industry or other concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional credit loss provisions, negatively impacting our results of operations and financial condition.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2021, our commercial and industrial loans accounted for approximately 34.5% of our total loans. Additionally, approximately 36.9% of our commercial real-estate loans at December 31, 2021 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses’ real estate. We expect to seek to expand the amount of these two types of loans in our portfolio during 2022. During periods of lower economic growth or challenging economic periods like those resulting from the COVID-19 pandemic, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. In addition, inflation rose sharply at the end of 2021 and has continued at heightened levels so far in 2022. Inflationary pressures are currently expected to remain elevated throughout much of 2022. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not as able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

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

Our ability to improve our results of operations is dependent upon, among other things, growing our loan portfolio and increasing net interest income. While we believe that our strategy to grow our loan portfolio is sound and our growth targets are achievable over an extended period of time, competition within our market areas is significant. We compete with both large regional and national financial institutions, who are sometimes able to offer more attractive interest rates and other financial terms than we choose to offer, and smaller community-based financial institutions who seek to offer a similar level of service to that which we offer. This competition can make loan growth challenging, particularly if we are unwilling to price loans at levels that would cause unacceptable levels of compression of our net interest margin or if we are unwilling to structure a loan in a manner that we believe results in a level of risk to us that we are not willing to accept.

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

Larger banks, with a more developed retail footprint, and non-banks, who are able to operate with greater flexibility and lower cost structures due to less regulatory oversight, are better able to attract lower-cost retail deposits than we can, which at times causes us to utilize a larger percentage of noncore funding to fund our loan growth. Though we have grown our core deposits meaningfully during the COVID-19 pandemic, if we are unable to retain or attract core deposits at sufficient levels as the economic disruption from the pandemic continues to lessen and as interest rates rise as currently expected to fund our loan growth and our percentage of noncore funding rises to levels that approach our policy limits, we may need to modify our growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow for us to return to an acceptable level of noncore funding within a reasonable amount of time, any one of which actions could adversely affect our results of operations, particularly during periods of time when our net interest margin is experiencing compression. Moreover, loan growth throughout the year can fluctuate due in part to seasonality of the businesses of our borrowers and potential borrowers and the timing on loan repayments, particularly those of our borrowers with significant relationships with us, resulting from, among other things, excess levels of liquidity.

Much of our organic loan growth that we have experienced in recent years (and a key part of our loan growth strategy in 2022 and beyond) was the result not of strong loan demand but rather of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, if these advisors we hire are unable to cause their customers to move their relationships to us in the time periods that we are targeting or at all, or if we are unable to retain such business, our loan growth may be negatively affected, which could have a material adverse effect on our results of operations and financial condition.

In our efforts to continue to grow our loan portfolio, we have expanded the types of loans that we offer to certain specialty areas, like equipment financing and the financing of solar power generating projects, and these areas are an important focus of our loan growth plans for 2022. Our ability to grow loans in these areas will be dependent on our ability to attract bankers with experience in these areas and those bankers’ ability to win new deals and projects in these spaces. It will also be important for us to adequately underwrite lending opportunities in these new specialty areas and price these transactions at levels that appropriately compensate us for the risks that we assume in these transactions.

Changes in accounting standards may change the way we calculate our Allowance for Credit Losses.

The Financial Accounting Standards Board and the SEC may change the financial accounting and reporting standards, or the interpretation of those standards, that govern the preparation of our external financial statements from time to time. The impact of these changes or the application thereof on our financial condition and operations can be difficult to predict. For example, the FASB adopted a new accounting standard that became effective for Pinnacle Bank beginning January 1, 2020. This standard, referred to as current expected credit loss, or CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on financial assets, including loans, and recognize the expected credit losses through provision for credit losses. CECL changed the current method of provisioning for loan losses, which required us to increase our allowance for credit losses in the first half of 2020, and is increasing the types and amounts of data we need to collect and review to determine the appropriate level of our allowance for credit losses. In addition, the adoption of CECL may result in more volatility in the level of our allowance for credit losses. An increase, to the extent material, in our allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for credit losses could have a material adverse effect on our capital levels, financial condition and results of operations. A reduction in our capital levels could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities if we are unable to satisfactorily raise additional capital.

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

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for credit losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for credit losses or loan charge offs as required by these regulatory agencies could have a negative effect on our results of operations and financial condition. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions and forecasted conditions, new information regarding existing loans, identification of additional problem loans, accounting rule changes (like those that contributed to increases levels of provision expense in 2020 as a result of our adopting CECL) and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations and financial condition.

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

Federal and state bank regulators require Pinnacle Financial and Pinnacle Bank to maintain adequate levels of capital to support operations. At December 31, 2021, Pinnacle Financial’s and Pinnacle Bank’s regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. Growth in assets (either organically or as a result of acquisitions) at rates in excess of the rate at which our capital is increased through retained earnings will reduce our capital ratios unless we continue to increase capital. Failure by us to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities.

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

Operational and Market Risks

Negative developments in the U.S. and local economies in our primary markets may adversely impact our results in the future.

Our financial performance is highly dependent on the business environment in the markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, international trade disputes and retaliatory tariffs, supply chain disruptions, terrorist attacks, global pandemics, acts of war, or a combination of these or other factors. Economic conditions in certain industries in the markets in which we operate deteriorated rapidly in 2020 as a result of the COVID-19 pandemic. These challenges manifested themselves primarily within the hotel, restaurant, retail, commercial real estate and entertainment industries and contributed to increased levels of provisions for credit losses. In addition, inflation rose sharply at the end of 2021 and has continued at heightened levels so far in 2022, and is currently expected to remain elevated throughout much of 2022. A worsening of business and economic conditions, or persistent inflationary pressures or supply chain disruptions, generally or specifically in the principal markets in which we conduct business could have adverse effects, including the following:

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

Although economic conditions have improved in most of our markets when compared to the first and second quarters of 2020 and we have returned our focus to growing earning assets, we believe that it is possible we will continue to experience an uncertain and volatile economic environment during 2022, including as a result of issues of national security, COVID-19 and other health crises around the world, inflation and supply chain disruptions. There can be no assurance that these conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect our business, financial condition, and results of operations.

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

Our operations are principally geographically concentrated in certain markets in the southeastern United States, and changes in local economic conditions could impact our profitability.

A significant percentage of our borrowers are situated in various MSAs in Tennessee, North Carolina, South Carolina and Virginia in which we operate. In December 2019, we also expanded our operations into Georgia, and in 2021 into Alabama and the Washington, D.C. area. Our success significantly depends upon the growth in population, income levels, deposits, employment levels and housing starts in our markets, along with the continued attraction of business ventures to these areas, and our profitability is impacted by the changes in general economic conditions in these markets and other markets in which collateral securing our loans is located. We cannot assure you that economic conditions, including loan demand, in these markets will not remain challenged during 2022 or thereafter, and as a result, we may not be able to grow our loan portfolio in line with our expectations and the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively and materially impacted.

Our business may suffer if there are significant declines in the value of real estate.

The market value of real estate can fluctuate significantly in a short period of time, including as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the value of the security anticipated when we originated the loan, which in turn could have an adverse effect on our allowance and provision for credit losses and our financial condition, results of operations and liquidity.

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

Pinnacle Financial and Pinnacle Bank collectively hold a 49% interest in BHG. Our share of BHG’s earnings make up a significant portion of our recurring noninterest income, and as a result, a meaningful portion of our net income. While we have a significant stake in BHG, are entitled to designate two members of BHG’s five person board of managers and in some instances have protective rights to block BHG from engaging in certain activities, the other managers and members of BHG may make most decisions regarding BHG’s and its subsidiaries’ operations without our consent or approval. This includes a decision to sell the company. Any sale of all or a portion of our interest in BHG would adversely affect our recurring noninterest income. In addition, any sale of all or a portion of the other members' interest in BHG, including in connection with a capital raising transaction, could affect our governance rights in BHG and adversely affect our recurring noninterest income. Moreover, there are certain limitations on our ability to sell our interest in BHG without first offering BHG and the other members a right of first refusal, other than transfers in connection with an acquisition of Pinnacle Financial or Pinnacle Bank.

A significant portion of BHG’s revenue (and correspondingly our interest in any of BHG’s net profits) comes from the sale of loans originated by BHG to community banks. BHG, and its subsidiaries, also retain loans that they originate on their balance sheet and earn interest income on those loans. BHG currently intends to retain more of the loans that it originates on its balance sheet. This practice requires more external funding of BHG’s business than the historical practice of routinely selling loans to other financial institutions and will likely increase BHG’s funding costs and operating expenses. It also increases BHG’s exposure to credit losses in its portfolio, which losses could materially and adversely impact BHG’s results of operations and Pinnacle Financial’s and Pinnacle Bank’s interest in BHG’s net profits. If BHG is unable to secure the necessary funding for this change in its business model, it may be required to return to a business model that focuses more on a gain on sale approach that could negatively impact BHG’s longer-term results and our noninterest income contributed by our investment in BHG.

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

Recently, BHG has expanded its operations to include commercial lending to other professional service firms like attorneys, accountants and others. Through subsidiaries that it owns, it also has expanded into patient financing, which involves making loans to individuals to finance medical expenses, particularly those where patients have high deductible health plans. BHG is also expanding into point-of-sale lending and may further expand its business into other types of lending, which may not be as profitable as BHG’s current lending products or successful at all. These new product lines may involve more risk than BHG’s historical business and BHG’s loss rates may increase when compared to historical levels. Moreover, BHG and its subsidiaries will likely face greater regulatory scrutiny in certain of these lines of business that may increase BHG’s compliance costs and its risk of regulatory scrutiny. Failure to realize the expected revenue increases and/or other projected benefits from, and any increased compliance costs and regulatory scrutiny in connection with, any such expansion could have a negative impact on BHG’s business, which would negatively impact our interest in BHG’s profits.

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

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At December 31, 2021, our goodwill and other identifiable intangible assets totaled approximately $1.9 billion. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would adversely impact the capacity of Pinnacle Bank to pay dividends to Pinnacle Financial without seeking prior regulatory approval, which could adversely affect Pinnacle Financial’s ability to pay required interest payments on its outstanding indebtedness or to continue to pay dividends to its common and preferred shareholders.

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

We had $761.9 million in general, hybrid and separate account BOLI contracts at December 31, 2021. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable, subject to certain exceptions. However, if we needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. We are also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by us at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. Investing in BOLI exposes us to liquidity, credit and interest rate risk, which could adversely affect our results of operations, financial condition and liquidity.

An ineffective risk management framework could have a material adverse effect on our strategic planning and our ability to mitigate risks and/or losses and could have adverse regulatory consequences.

We have implemented a risk management framework to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, fraud, operational, capital, compliance, strategic and reputational risks. Our framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. In addition, our board of directors, in consultation with management, has adopted a risk appetite statement, which sets forth certain thresholds and limits to govern our overall risk profile. However, there is no assurance that our risk management framework, including the risk metrics under our risk appetite statement, will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and become subject to regulatory consequences, as a result of which our business, financial condition, results of operations or prospects could be materially adversely affected.

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

We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems as a result of cyber-attacks or otherwise, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures, investigate and remediate any information security vulnerabilities, or respond to any changes to state or federal regulations, policy statements or laws concerning information systems or security. Any failure to maintain adequate security over our information systems, our technology-driven products and services or our customers’ personal and transactional information could negatively affect our business and our reputation and result in fines, penalties, or other costs, including litigation expense and/or additional compliance costs, all of which could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

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

Our operations, businesses and customers could be materially adversely affected by the impacts related to climate change.

There is an increasing concern among individuals and governments over the risks of climate change and related environmental sustainability matters that create additional risk for us as it relates to the operation of our business and our relationships with our clients. The physical risks of climate change include rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes and tornados. Such disasters could disrupt our operations or the operations of customers or third parties on which we rely. Such disasters could result in market volatility or negatively impact our customers’ ability to repay outstanding loans, result in rapid deposit outflows, cause supply chain and/or distribution network disruptions, damage collateral or result in the deterioration of the value of collateral or insurance shortfalls.

Additionally, climate change concerns could result in transition risk. Changes in consumer preferences or technology and additional legislation, regulatory and legal requirements, including those associated with the transition to a low-carbon economy, could restrict the scope of our or our clients’ existing businesses, amplify credit and market risks, disproportionately impact certain of our clients, like those that own and/or operate trucking companies, negatively impact asset values, increase expenses, including as a result of strategic planning and technology and market changes, and/or otherwise adversely impact us, our businesses or our customers.

Our response to climate change, our climate change strategies, policies and disclosure, and/or our ability to achieve our climate-related goals and commitments (which are subject to risks and uncertainties, many of which are outside of our control) could result in reputational harm as a result of negative public sentiment, regulatory scrutiny, litigation and reduced investor and stakeholder confidence.

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

We have assembled a senior management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth that we have experienced in recent years (and that we are seeking during 2022) was the result not of strong loan demand but rather of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. We are continuing to deploy a similar hiring strategy in all of our markets. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we have to pay to hire and retain these experienced individuals (which has seen increased pressure in the current inflationary and competitive environment in which we are operating) could cause our noninterest expense levels to rise and negatively impact our results of operations.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven solutions, and as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems, as well as nontraditional alternatives like crowdfunding and digital wallets. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The importance of technology has been sharpened as a result of COVID-19, and appears likely to remain increasingly important as the pandemic wanes. We have made significant investments in data processing, management information systems and internet banking accessibility. Our future success will depend in part upon our ability to create additional efficiencies in our operations through the use of technology. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot make assurances that our technological improvements will increase our operational efficiency or that we will be able to effectively implement new technology-driven solutions or be successful in marketing these products and services to our customers.

The soundness of other financial institutions, including those with whom we have engaged in transactions, could adversely affect us.

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

Natural disasters and the affects of a changing climate may adversely affect us and our customers.

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

In addition to natural disasters, the impact of climate change, such as rising average global temperatures and rising sea levels, and the increasing frequency and severity of extreme weather events and natural disasters such as droughts, floods, wildfires and hurricanes could negatively impact our operations including our ability to provide financial products and services to our customers. Climate change also has the potential to negatively affect the collateral we take to secure loans that we make, the valuations of home prices or commercial real estate or our customers’ (particularly those that are engaged in industries that could be negatively affected by a shift to a low-carbon economy) ability and/or willingness to pay fees, repay outstanding loans or afford new products. Climate change could also cause insurability risk and/or increased insurance costs for us or our customers.

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

From 2015 through 2017, we completed the acquisitions of CapitalMark, Magna, Avenue and BNC and made a significant investment in BHG. In 2019, we acquired Advocate Capital. We expect to continue to consider and explore opportunities to expand in our current markets and in select primarily high-growth markets in the southern portion of the United States through additional branches and also may consider expansion within these markets through additional acquisitions of all or part of other financial institutions or other financial services companies, including our recent de novo expansions into the Atlanta, Georgia, Huntsville and Birmingham, Alabama and Washington, D.C. metro markets. These types of expansions, including the recent de novo expansions, involve various risks, including:

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

Development of Offices. There are considerable costs involved in opening branches (particularly those in new markets), and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches we establish, including those we plan to establish in the markets to which we have recently expanded, can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. The same is true for our efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. Our expenses could be further increased if we encounter delays in opening any of our new branches, including as a result of supply chain disruptions and labor challenges currently affecting the construction industry. We may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure or inability to receive any required regulatory approvals, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated construction or merger and acquisition costs or other factors. Finally, we have no assurance any branch will be successful even after it has been established or acquired, as the case may be.

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

Failure to successfully address these and other issues related to our recent expansions or in any other future market could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations and financial condition could be materially adversely affected.

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
•the time and costs of evaluating new markets, hiring experienced local management, including as a result of de novo expansion into a market such as our expansions into the Atlanta, Georgia, Huntsville and Birmingham, Alabama and Washington, D.C. metro markets, and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the significant costs of the expansion that we may incur, particularly in the first 12 to 24 months of operations;
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

Though we expect to remain principally focused on organically growing our business in our existing markets (including our new markets) during 2022, we nonetheless may have opportunities to evaluate merger and acquisition opportunities that are presented to us in our current markets as well as other select markets throughout the southern portion of the United States and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities and related capital raising transactions may occur at any time. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and fully diluted earnings per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged on loans, interest rates paid on deposits and locations of offices. We are also subject to capital requirements established by our regulators, which require us to maintain specified levels of capital. It is possible that our FDIC assessments may increase in the future. Any future assessment increases could negatively impact our results of operations. Significant changes in laws and regulations applicable to the banking industry have been recently adopted and others are being considered by our regulators and in Congress. We expect that the current Presidential administration will continue to implement a regulatory reform agenda that is significantly different than that of the prior administration. This reform agenda could include an increased level of attention and focus on consumer protection, fair lending, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change or that operate in industries that would not be favored in a low-carbon economy and heightened scrutiny of BSA and AML requirements among other areas. In addition mergers and acquisitions could be hampered by increased regulatory scrutiny. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

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

Under regulatory capital adequacy guidelines and other regulatory requirements, we must satisfy capital requirements based upon quantitative measures of assets, liabilities and certain off-balance sheet items. Our satisfaction of these requirements is subject to qualitative judgments by regulators that may differ materially from management’s and that are subject to being determined retroactively for prior periods. Additionally, regulators can make subjective assessments about the adequacy of capital levels, even if Pinnacle Bank’s reported capital exceeds the “well-capitalized” requirements. Pinnacle Financial’s ability to maintain its status as a financial holding company and to continue to operate Pinnacle Bank as it has in recent periods is dependent upon a number of factors, including Pinnacle Bank qualifying as “well capitalized” and “well managed” under applicable prompt corrective action regulations and upon Pinnacle Financial qualifying on an ongoing basis as “well capitalized” and “well managed” under applicable Federal Reserve regulations.

Failure to meet regulatory capital standards could have a material adverse effect on our business, including damaging the confidence of customers in us, adversely impacting our reputation and competitive position and retention of key personnel. Any of these developments could limit our access to:

•brokered deposits;
•the Federal Reserve discount window;
•advances from the FHLB;
•capital markets transactions; and
•development of new financial services.

Failure to meet regulatory capital standards may also result in higher FDIC assessments. If we fall below guidelines for being deemed “adequately capitalized” the FDIC or Federal Reserve could impose restrictions on our activities and a broad range of regulatory requirements in order to effect “prompt corrective action.” The capital requirements applicable to us are in a process of continuous evaluation and revision in connection with actions of the Basel Committee and our regulators. We cannot predict the final form, or the effects, of these regulations on our business, but among the possible effects are requirements that we slow our rate of growth or obtain additional capital which could reduce our earnings or dilute our existing shareholders.

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

The Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, requires financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures and maintain staffing levels that are sufficient for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches, as well as additional operating expenses to add staff and/or technological enhancements to our systems to better comply with our obligations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Securities

The price of our capital stock may be volatile or may decline.

The trading price of our capital stock may fluctuate as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our capital stock. Among the factors that could affect the price of the shares of our common stock and the depositary shares representing fractional interests in our Series B Preferred Stock are:

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

In addition, subject to certain exceptions, the terms of our subordinated debentures prohibit us from paying dividends on shares of our capital stock at times when we are deferring the payment of interest on such subordinated debentures.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

We may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock, including in connection with acquisitions. We may sell these shares at prices below the then current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions (as we did in connection with our acquisition of BNC and certain of our other recent acquisitions) or investments in fee-related or other businesses (as we did with BHG), which could also dilute shareholder ownership.

We have the ability under our current effective registration statement to issue shares of preferred stock. Further, our shareholders authorized our board of directors to issue up to 10,000,000 shares of preferred stock without any further action on the part of our shareholders, which is what we did when we issued the Series B Preferred Stock. We may determine that it is advisable, or we may encounter circumstances where we determine it is necessary, to issue additional shares of preferred stock, securities convertible into, exchangeable for, or that represent an interest in preferred stock, or preferred stock-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. Our board of directors is authorized to cause us to issue one or more classes or series of preferred stock from time to time without any action on the part of our shareholders, including issuing additional shares of our Series B Preferred Stock or additional underlying depositary shares. Our board of directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over the Series B Preferred Stock with respect to dividends or upon our dissolution, liquidation or winding-up and other terms.

Although the affirmative vote or consent of the holders of at least two-thirds of all outstanding shares of the Series B Preferred Stock, voting together as a single class with any parity stock having similar voting rights, is required to authorize or issue any shares of capital stock senior in rights and preferences to the Series B Preferred Stock, if we issue preferred stock or depositary shares in the future with voting rights that dilute the voting power of the Series B Preferred Stock or depositary shares, the rights of holders of the depositary shares or the market price of the depositary shares could be adversely affected. The market price of the depositary shares underlying the shares of Series B Preferred Stock could decline as a result of these other offerings, as well as other sales of a large block of depositary shares, Series B Preferred Stock, or similar securities in the market thereafter, or the perception that such sales could occur. Holders of the Series B Preferred Stock are not entitled to preemptive rights or other protections against dilution.

Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or the prices at which we may issue securities that we offer. Thus, holders of the depositary shares underlying the shares of Series B Preferred Stock bear the risk of our future offerings reducing the market price of the depositary shares and diluting their holdings in the depositary shares.

The Series B Preferred Stock constitutes an equity security and ranks junior to all of our indebtedness and will rank junior to our and our subsidiaries’ future indebtedness.

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

We, together with Pinnacle Bank, own 49% of the outstanding equity interests of BHG. Our right to participate in any distribution of the assets of BHG upon its liquidation, reorganization, receivership or conservatorship (and thus the ability of the holders of the Series B Preferred Stock and the holders of the depositary shares to benefit indirectly from such distribution) will rank junior to the prior claims of BHG’s creditors. Moreover, our 49% ownership interest in BHG and minority board representation on BHG’s board means that we, and Pinnacle Bank, cannot on our own cause BHG to make distributions to us and Pinnacle Bank that could be used to pay dividends on the Series B Preferred Stock. In addition, BHG is a party to various agreements related to its indebtedness pursuant to which BHG’s ability to make distributions to us may be limited.

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

Unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred stock like the Series B Preferred Stock dividends are payable only when, as and if authorized and declared by our board of directors or a duly authorized committee of the board and, as a Tennessee corporation and financial holding company, we are subject to restrictions on payments of dividends out of lawfully available funds as described elsewhere in this Annual Report on Form 10-K.

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

Holders of the depositary shares must act through the depositary to exercise any voting rights of the Series B Preferred Stock. Although each depositary share is entitled to 1/40th of a vote, the depositary can only vote whole shares of Series B Preferred Stock. While the depositary will vote the maximum number of whole shares of Series B Preferred Stock in accordance with the instructions it receives, any remaining fractional votes of holders of the depositary shares underlying such shares of Series B Preferred Stock will not be voted.

Holders of Pinnacle Financial’s junior subordinated debentures have rights that are senior to those of Pinnacle Financial’s shareholders.

At December 31, 2021, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling approximately $133.0 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by Pinnacle Financial, and the accompanying subordinated debentures are senior to shares of Pinnacle Financial’s common stock and preferred stock. As a result, Pinnacle Financial must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock or preferred stock and, in the event of Pinnacle Financial’s bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial’s preferred stock, and thereafter its common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock or preferred stock.

Pinnacle Financial and Pinnacle Bank have in the past issued subordinated indebtedness the holders of which have rights that are senior to those of Pinnacle Financial’s shareholders.

From time to time, Pinnacle Financial and Pinnacle Bank have issued, and in connection with the Avenue merger and BNC merger, assumed, subordinated notes. At December 31, 2021, Pinnacle Financial had an aggregate of $300.0 million of subordinated notes outstanding, not including the subordinated debentures issued in connection with our trust preferred securities; Pinnacle Bank did not have any subordinated notes outstanding at December 31, 2021. Moreover, the notes we have issued rank senior to shares of Pinnacle Financial’s common and preferred stock and Pinnacle Bank’s subordinated indebtedness, if any be outstanding from time to time, is structurally senior to the rights of the holders of Pinnacle Financial’s common and preferred stock. In the event of any bankruptcy, dissolution or liquidation of Pinnacle Financial, these notes, along with Pinnacle Financial’s other indebtedness, would have to be repaid before Pinnacle Financial’s shareholders would be entitled to receive any of the assets of Pinnacle Financial.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 150 Third Avenue South, Suite 900, Nashville, Tennessee. At December 31, 2021, we conducted branch banking operations in 118 offices in six states. These offices include both owned and leased facilities as follows:

State	Owned	Leased	Total
Alabama	—	1	1
Tennessee	31	18	49
Georgia	—	2	2
North Carolina	28	9	37
South Carolina	10	10	20
Virginia	7	2	9
	76	42	118

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle Financial's common stock is traded on the Nasdaq Global Select Market under the symbol "PNFP" and has traded on that market since July 3, 2006. As of February 22, 2022, Pinnacle Financial had approximately 4,213 stockholders of record.

In connection with the settlement of income tax liabilities associated with the Company's equity compensation plans, Pinnacle Financial repurchased shares of its common stock during the quarter ended December 31, 2021 as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2021 to October 31, 2021	3,839	$100.21	—	125,000,000
November 1, 2021 to November 30, 2021	—	—	—	125,000,000
December 1, 2021 to December 31, 2021	11	95.96	—	125,000,000
Total	3,850	$100.19	—	125,000,000

(1) During the quarter ended December 31, 2021, 14,436 shares of restricted stock previously awarded to certain of our associates vested. We withheld 3,850 shares to satisfy tax withholding requirements associated with their vesting.

(2) On January 19, 2021, the board of directors authorized a share repurchase program for up to $125.0 million of Pinnacle Financial's outstanding common stock. The share repurchase program is set to expire on March 31, 2022 and the Board of Directors has authorized a $125.0 million share repurchase program that will commence upon expiration of the current program. This new program will expire on March 31, 2023. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase programs do not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the programs may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. Pinnacle Financial did not repurchase any shares of its common stock under its current repurchase plan during the year ended December 31, 2021.

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2021 and 2020 and our results of operations for each of the years in the three-year period ended December 31, 2021. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Selected Financial Data

Set forth below is certain selected financial data related to the Company's operations for 2019, 2020 and 2021:

(dollars in thousands, except per share data)	2021	2020(1)	2019 (2)
Total assets	$38,469,399	$34,932,860	$27,805,496
Loans, net of unearned income	23,414,262	22,424,501	19,787,876
Allowance for credit losses	263,233	285,050	94,777
Total securities	6,070,152	4,615,040	3,728,991
Goodwill, core deposit and other intangible assets	1,853,630	1,862,147	1,870,941
Deposits and securities sold under agreements to repurchase	31,457,092	27,833,739	20,307,382
Advances from FHLB	888,681	1,087,927	2,062,534
Subordinated debt and other borrowings	423,172	670,575	749,080
Stockholders' equity	5,310,607	4,904,611	4,355,748

Statement of Operations Data:
Interest income	$1,031,214	$1,021,042	$1,067,936
Interest expense	98,813	199,254	301,794
Net interest income	932,401	821,788	766,142
Provision for credit losses	16,126	203,815	27,283
Net interest income after provision for credit losses	916,275	617,973	738,859
Noninterest income	395,734	317,840	263,826
Noninterest expense	660,104	564,455	505,148
Income before income taxes	651,905	371,358	497,537
Income tax expense	124,582	59,037	96,656
Net income	527,323	312,321	400,881
Preferred stock dividends	15,192	7,596	—
Net income available to common shareholders	512,131	304,725	400,881

Per Share Data:
Earnings per share available to common stockholders – basic	$6.79	$4.04	$5.25
Weighted average common shares outstanding – basic	75,468,339	75,376,489	76,364,303
Earnings per share available to common stockholders – diluted	$6.75	$4.03	$5.22
Weighted average common shares outstanding – diluted	75,927,147	75,654,385	76,763,903
Common dividends per share	$0.72	$0.64	$0.64
Preferred dividends per share	$67.52	$16.88	$—
Book value per common share	$66.89	$61.80	$56.89
Common shares outstanding at end of period	76,142,726	75,850,323	76,563,811

Performance Ratios:
Return on average assets	1.43%	0.94%	1.52%
Return on average stockholders' equity	10.02%	6.57%	9.57%
Net interest margin	3.02%	2.97%	3.46%
Net interest spread	2.87%	2.72%	3.06%
Noninterest income to average assets	1.11%	0.98%	1.00%
Noninterest expense to average assets	1.85%	1.75%	1.91%
Efficiency ratio	49.70%	49.53%	49.05%
Average loan to average deposit ratio	80.61%	88.11%	97.78%
Avg. interest-earning assets to avg. interest-bearing liabilities	149.63%	136.60%	131.12%
Average equity to average total assets ratio	14.31%	14.33%	15.84%
Dividend payout ratio	10.67%	15.84%	12.24%

(dollars in thousands, except per share data)	2021	2020(1)	2019 (2)
Credit Quality Ratios:
Allowance for credit losses to nonaccrual loans	833.83%	386.06%	153.85%
Allowance for credit losses to total loans	1.12%	1.27%	0.48%
Nonperforming assets to total assets	0.10%	0.25%	0.33%
Nonperforming assets to total loans and other real estate	0.17%	0.38%	0.46%
Net loan charge-offs to average loans	0.17%	0.18%	0.09%

Capital Ratios(3):
Common equity Tier 1 capital	10.93%	10.03%	9.70%
Leverage	9.70%	8.63%	9.08%
Tier 1 capital	11.67%	10.87%	9.70%
Total capital	13.84%	14.26%	13.21%
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
(3)Capital ratios are for Pinnacle Financial Partners, Inc.

Overview

General. Our fully diluted net income per common share for the year ended December 31, 2021 was $6.75 compared to fully diluted net income per common share of $4.03 and $5.22 for the years ended December 31, 2020 and 2019, respectively. At December 31, 2021, loans had increased by $989.8 million as compared to December 31, 2020.

Impact of COVID-19. COVID-19 and related health and safety measures taken by governments, businesses and individuals continue to cause uncertainty, volatility and disruption in the economy, including the economies of the markets that we serve. In the fourth quarter of 2021, we began to treat COVID-19 as endemic and as such adjusted our protocols to align with that decision. The goal in this decision is to prioritize our culture while responding to risks in real-time. As with any endemic situation, we believe there will be times where extra precaution is necessary, including following quarantine guidance and masking, and we intend to implement that precaution as needed. Additionally, we continue to strongly encourage and incentivize vaccination among our associates, with vaccination or a recent negative test a prerequisite for attending company gatherings. We believe our response to COVID-19 allowed and continues to allow us to appropriately support our associates, clients and their communities.

For more information regarding the impact of the COVID-19 pandemic on our financial condition and results of operations as of and for the fiscal year ended December 31, 2021 see “Risk Factors – Risks Related to Our Business – COVID-19 Risks” and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Annual Report on Form 10-K.

Results of operations. Our net interest income increased to $932.4 million for 2021 compared to $821.8 million for 2020 and $766.1 million for 2019. The increase in 2021 as compared to 2020 was largely the result of lower cost of funds and organic loan growth.The increase in 2020 as compared to 2019 was largely the result of lower cost of funds, the impact of both interest and fees related to Paycheck Protection Program (PPP) loans, our building of additional liquidity in response to the economic uncertainty resulting from the COVID-19 pandemic and organic loan growth.

Net interest income in 2021, 2020 and 2019 was affected by fluctuations in our net interest spread and for 2021 and 2020 was materially impacted by income on PPP loans. The net interest margin (the ratio of net interest income to average earning assets) for 2021 was 3.02% compared to 2.97% and 3.46% for 2020 and 2019, respectively.

Our provision for credit losses was $16.1 million for 2021 compared to $203.8 million in 2020 and $27.3 million in 2019. The decrease in provision expense is primarily due to improvements in current and projected economic conditions as compared to the economic deterioration that occurred or was anticipated during 2020 as a result of COVID-19, resulting in the recapture of previously recorded reserves. Also contributing to provision expense in all periods were net charge-offs which were $38.7 million during 2021 compared to $39.4 million in 2020 and $16.1 million in 2019. The increase in net charge-offs in 2021 and 2020 was in part the result of charge-offs related to credits to borrowers whose businesses are in sectors which have been more negatively impacted by the COVID-19 pandemic.

At December 31, 2021, our allowance for credit losses as a percentage of total loans, inclusive of PPP loans, was 1.12% compared to 1.27% at December 31, 2020. The decrease in the allowance for credit losses is largely the result of improvements in the macroeconomic forecasts utilized within our CECL models to estimate future credit losses.

Noninterest income for 2021 compared to 2020 increased by $77.9 million, or 24.5%. The growth in noninterest income for 2021 compared to 2020 was in large part attributable to an increase in income from our equity method investment in Bankers Healthcare Group, LLC (BHG) of $38.7 million, or 46.4%, during the year ended December 31, 2021 compared to the same period in the prior year. Additionally, positively impacting noninterest income were wealth management revenues of $69.2 million for the year ended December 31, 2021 compared to $56.1 million for the same period in the prior year. Other noninterest income, which is the result of, among other things, fee revenue lines of business other than those noted above, also increased during the year ended December 31, 2021 by $46.9 million when compared to the same period in the prior year primarily due to an increase of $22.0 million in income from other equity investments and an increase of $16.3 million from interchange and other consumer fees when compared to 2020. The above increases were offset by a decrease in gains on mortgage loans sold, net, which decreased by $27.6 million for the year ended December 31, 2021 as compared to 2020 primarily due to the fluctuations in the interest rate environment and a decline in inventory of homes available-for-sale in our markets in 2021.

Noninterest income for 2020 compared to 2019 increased by $54.0 million, or 20.5%. The growth in noninterest income for 2020 compared to 2019 was in large part attributable to gains on mortgage loans sold, net, which increased by $35.7 million for the year ended December 31, 2020 as compared to 2019 primarily due to the favorable interest rate environment and housing markets in our markets in 2020 as well as our increased number of mortgage originators in the respective periods. These gains on mortgage loans sold, net, were offset in part by a decrease in income from our equity method investment in Bankers Healthcare Group, LLC (BHG) of $6.6 million, or 7.3%, during the year ended December 31, 2020 compared to the same period in the prior year. Additionally, positively impacting noninterest income was income from our wealth management groups (investments, insurance and trust) of $56.1 million for the year ended December 31, 2020 compared to $47.7 million for the same period in the prior year as well as $986,000 in net gains on sales of securities during the year ended December 31, 2020 compared to $5.9 million in net losses on sales of securities during 2019. Other noninterest income, which is the result of, among other things, fee revenue lines of business other than those noted above, increased during the year ended December 31, 2020 by $12.1 million when compared to the same period in the prior year.

Noninterest expense for 2021 compared to 2020 increased by $95.6 million, or 16.9%. Impacting noninterest expense for the year ended December 31, 2021 as compared to 2020 was the $101.5 million increase in salaries and employee benefits. The change in salaries and employee benefits was primarily the result of an increase in our annual cash incentive plan accrual and an increase in equity compensation expense both due to accruals associated with achievement of above-target level performance during 2021 compared to 2020 when our performance resulted in below-target level achievement for cash and forfeiture of a portion of the equity awards we had issued with performance measures tied to 2020 performance equity incentives, as well as annual merit increases awarded in the first quarter of 2021 and an increase in our associate base in 2021 versus 2020.Impacting the decrease in other noninterest expense during the year ended December 31, 2021 were $15.2 million in FHLB restructuring charges and $4.7 million in hedge termination charges recorded during the year ended December 31, 2020 and did not reoccur in 2021.

Noninterest expense for 2020 compared to 2019 increased by $59.3 million, or 11.7%. Impacting noninterest expense for the year ended December 31, 2020 as compared to 2019 was the $21.1 million increase in salaries and employee benefits. The change in salaries and employee benefits was primarily the result of annual merit increases awarded in the first quarter of 2020 and an increase in our associate base in 2020 versus 2019 offset, in part, by the reduction of our annual cash incentive plan accrual due to the adverse impact of COVID-19 and the adoption of CECL on diluted EPS, one of the performance metrics in our annual cash incentive plan, during 2020. We also incurred reduced incentive expense associated with our performance-based equity awards we had previously awarded, as the negative impact of COVID-19 and the adoption of CECL on our results negatively impacted our return on average tangible assets, the performance metric then applicable to these equity awards. Also impacting noninterest expense during the year ended December 31, 2020 were $15.2 million in FHLB restructuring charges and $4.7 million in hedge termination charges that occurred as a part of the strategic initiatives of the Company.

The number of full-time equivalent employees increased from 2,487.0 at December 31, 2019, to 2,634.0 at December 31, 2020 and 2,841.0 at December 31, 2021.

During the three years ended December 31, 2021, 2020 and 2019, we recorded income tax expense of $124.6 million, $59.0 million and $96.7 million, respectively. Our tax expense for the year ended December 31, 2020 was impacted by the adoption of CECL and the provision for credit losses recorded in response to the COVID-19 pandemic. Our effective tax rate for the years ended December 31, 2021, 2020 and 2019, was 19.1%, 15.9%, and 19.4%, respectively.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 49.7%, 49.5%, and 49.0%, for the three years ended December 31, 2021, 2020 and 2019, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the year ended December 31, 2021 compared to the same period in 2020 and in 2020 as compared to 2019 were both positively and negatively impacted by the changes to noninterest expense, net interest income and noninterest income discussed above.

Net income for 2021 was $527.3 million compared to $312.3 million in 2020 and $400.9 million in 2019. Net income available to common shareholders for 2021 was $512.1 million compared to $304.7 million in 2020 and $400.9 million in 2019. The presentation of net income available to common shareholders (rather than net income available to shareholders) was required following the issuance of 9.0 million depositary shares, each representing a 1/40th interest in a share of our 6.75% fixed rate non-cumulative, perpetual preferred stock, Series B (Series B Preferred Stock) in the second quarter of 2020. Fully-diluted net income per common share was $6.75 for 2021 compared to $4.03 for 2020 and $5.22 for 2019. Net income in 2021 was primarily impacted positively by decreased provision expense incurred and lower cost of funds during 2021. Fully-diluted net income per common share in 2021 and 2020 was also impacted by the dividends paid on the Series B Preferred Stock. Additionally, positively impacting fully-diluted net income per common share in each of the years ended 2021, 2020 and 2019 were organic growth and for 2020 and 2019 the share repurchase programs effective during such periods.

Financial Condition. Our loan balances increased by $989.8 million, or 4.4%, during 2021 as compared to 2020. Increased loan volumes during 2021 are primarily the result of loans made to borrowers that principally operate or are located in our core markets, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company offset by a decrease of $1.4 billion of loans issued through the SBA's PPP.

Total deposits increased from $27.7 billion at December 31, 2020 to $31.3 billion at December 31, 2021, an increase of $3.6 billion, or 13.0%. Deposit growth during the period was likely aided by our clients' desire to maintain elevated levels of on-balance sheet liquidity in comparison to those historically maintained prior to the impact of COVID-19 on the economy as well as government stiumulus programs initiated as a result of the COVID-19 pandemic, and our own increased levels of on-balance sheet liquidity acquired at the beginning of the pandemic and for which we have not yet repurposed. Within our deposits, the ratio of core funding to total deposits increased from 79.5% at December 31, 2020 to 89.5% at December 31, 2021.

We believe we have hired experienced relationship managers that have significant client portfolios and longstanding reputations within the communities we serve. As such, we believe they will attract more relationship managers to our firm as well as loans and deposits from new and existing small-and middle-market clients particularly if the economies in our principal markets continue to expand.

Capital and Liquidity. At December 31, 2021 and 2020, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. From time to time, we may be required to support the capital needs of our bank subsidiary. At December 31, 2021, we had approximately $184.2 million of cash at the holding company which could be used to support our bank.

During the second quarter of 2020, net proceeds from the offering of our 9.0 million depositary shares, each representing a 1/40th interest in a share of our Series B Preferred Stock, after underwriting discounts and offering expenses payable by us were approximately $217.1 million. The net proceeds were initially retained at Pinnacle Financial and the remaining net proceeds are available to support our capital needs and other obligations, including payments related to our outstanding indebtedness, to support the capital needs and other obligations of our bank and for other general corporate purposes. Additionally, we believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a new revolving credit facility with another financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

On November 13, 2018, we announced that our board of directors authorized a share repurchase program for up to $100.0 million of our outstanding common stock and on October 15, 2019, the board approved an additional $100.0 million of repurchase authorization. The initial repurchase program expired on March 31, 2020 and the additional $100.0 million authorization expired on December 31, 2020, though it had been suspended since the end of the first quarter of 2020 due to uncertainty surrounding the pandemic. Between November 13, 2018 and December 31, 2019, we repurchased approximately 1.5 million shares of our common stock at an aggregate cost of $82.1 million pursuant to these authorizations. During the quarter ended March 31, 2020, we repurchased approximately 1.0 million shares of our common stock at an aggregate cost of $50.8 million. Our last purchase of shares of our common stock occurred on March 19, 2020. On January 19, 2021, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program will remain in effect through March 31, 2022. On January 18, 2022, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock to commence upon expiration of our existing share repurchase program that is set to expire on March 31, 2022. This authorization is to remain in effect through March 31, 2023.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry.  In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for credit losses and the assessment of impairment of goodwill, has been critical to the determination of our financial position and results of operations.

Allowance for Credit Losses - Loans - The allowance for credit losses is estimated under the CECL methodology set forth in FASB ASC 326. The allowance for credit losses reflects management’s estimate of the the amount of credit losses expected to be recognized over the remaining life of the loans in our portfolio. This evaluation requires significant management judgment and is based upon relevant available information related to historical default and loss experience, current and projected economic conditions, and other portfolio-specific and environmental risk factors. Losses are predicted over a reasonable and supportable forecast period, and at the end of the reasonable and supportable period losses revert to long term historical averages. The allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. There are factors beyond our control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for credit losses. The allowance is adjusted through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off. See “Allowance for Credit Losses on Loans” elsewhere within this section as well as Note 1 - Summary of Significant Accounting Policies and Note 5 - Loans and Allowance for Credit Losses in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information related to the allowance for credit losses.

Impairment of Goodwill - Goodwill is evaluated for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired as described in ASC 350. Accordingly, we performed a qualitative assessment by examining changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in the share price of our common stock. While we believe that the assumptions utilized in our testing are appropriate, they may not reflect actual outcomes that could occur. Specific factors that could negatively impact the assumptions used include significant fluctuations in our asset/liability balances or the composition of our balance sheet; a change in the overall valuation of the stock market, specifically bank stocks; performance of Southeast U.S. Banks; and our performance relative to peers. Changes in these assumptions, or any other key assumptions, could have a material impact on our qualitative assessment, resulting in the decision to perform additional procedures to identify and determine the amount of goodwill impairment, if any. Should it be determined in a future period that goodwill has become impaired, then a charge to earnings would be recorded in the period such determination is made. See Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information related to goodwill.

Results of Operations

The following is a summary of certain financial information as of or for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands, except per share data):

	Years ended December 31,		2021- 2020 Percent Increase (Decrease)	Year ended December 31,	2020 - 2019 Percent Increase (Decrease)
	2021	2020		2019
Income Statement:
Interest income	$1,031,214	$1,021,042	1.0%	$1,067,936	(4.4)%
Interest expense	98,813	199,254	(50.4)%	301,794	(34.0)%
Net interest income	932,401	821,788	13.5%	766,142	7.3%
Provision for credit losses	16,126	203,815	(92.1)%	27,283	>100%
Net interest income after provision for credit losses	916,275	617,973	48.3%	738,859	(16.4)%
Noninterest income	395,734	317,840	24.5%	263,826	20.5%
Noninterest expense	660,104	564,455	17.0%	505,148	11.7%
Net income before income taxes	651,905	371,358	75.5%	497,537	(25.4)%
Income tax expense	124,582	59,037	>100%	96,656	(38.9)%
Net income	527,323	312,321	68.8%	400,881	(22.1)%
Preferred stock dividends	15,192	7,596	100.0%	—	NA
Net income available to common shareholders	$512,131	$304,725	68.1%	$400,881	(24.0)%
Per Share Data:
Basic net income per common share	$6.79	$4.04	68.1%	$5.25	(23.0)%
Diluted net income per common share	$6.75	$4.03	67.5%	$5.22	(22.8)%

	Years ended December 31,		2021- 2020 Percent Increase (Decrease)	Year ended December 31,	2020 - 2019 Percent Increase (Decrease)
	2021	2020		2019
Performance Ratios:
Return on average assets (1)	1.43%	0.94%	52.1%	1.52%	(38.2)%
Return on average shareholders' equity (2)	10.02%	6.57%	52.5%	9.57%	(31.3)%
Return on average common shareholders' equity (3)	10.47%	6.76%	54.9%	9.57%	(29.4)%
Balance Sheet:
Loans, net of allowance for credit losses	$23,151,029	$22,139,451	4.6%	$19,693,099	12.4%
Deposits	$31,304,533	$27,705,575	13.0%	$20,181,028	37.3%
(1) Return on average assets is the result of net income available to common shareholders for the reported period, divided by average assets for the period.
(2) Return on average shareholders' equity is the result of net income available to common shareholders for the reported period, divided by average shareholders' equity for the period.
(3) Return on average common shareholders' equity is the result of net income available to common shareholders for the reported period, divided by average common shareholders' equity for the period.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our revenues. For the year ended December 31, 2021, we recorded net interest income of approximately $932.4 million, which resulted in a net interest margin of 3.02%. For the year ended December 31, 2020, we recorded net interest income of approximately $821.8 million, which resulted in a net interest margin of 2.97%. For the year ended December 31, 2019, we recorded net interest income of approximately $766.1 million, which resulted in a net interest margin of 3.46%. The increase in net interest income in 2021 as compared to 2020 was largely the result of lower cost of funds as short-term interest rates remain low and organic loan growth. The increase in net interest income in 2020 as compared to 2019 were largely the result of lower funding costs due to a decline in short-term interest rates, the impact of both interest and fees from the PPP and our acquisition of additional on-balance sheet liquidity in response to the economic uncertainty resulting from the COVID-19 pandemic as well as organic loan growth during the comparable period offset in part by yield compression in our earning asset portfolio.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions, through changes to the federal funds rate. Our loan portfolio is affected by changes in the prime interest rate. The prime rate began 2019 at 5.50% and decreased 50 basis points during the third quarter of 2019 (25 basis points in each of August and September) and 25 basis points in October 2019 to end the year at 4.75%. During 2020, the prime rate decreased 150 basis points in March to 3.25% where it remained through December 31, 2021. Our loan portfolio is also impacted by changes in the London Interbank Offered Rate (“LIBOR”). At December 31, 2021, the one-month and three-month U.S. dollar LIBOR rates were 0.10% and 0.21%, respectively, while at December 31, 2020, the one-month and three-month U.S. dollar LIBOR rates were 0.14% and 0.24% respectively, and at December 31, 2019, the one-month and three-month U.S. dollar LIBOR rates were 1.76% and 1.90% respectively. We intend to discontinue originating LIBOR-based loans during 2022 and have begun negotiating loans primarily using our preferred replacement index, the Secured Overnight Financing Rate (“SOFR”). For our currently outstanding LIBOR-based loans, the timing and manner in which each customer’s contract transitions to SOFR will vary on a case-by-case basis. We expect to complete all loan transitions by June 30, 2023.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2021 (in thousands):

	2021			2020			2019
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1) (2)	$23,060,949	$924,043	4.09%	$21,824,841	$919,744	4.30%	$18,847,104	$955,388	5.17%
Securities:
Taxable	2,711,044	34,769	1.28%	2,136,437	35,663	1.67%	1,791,663	46,649	2.60%
Tax-exempt (2)	2,534,653	64,848	3.09%	2,114,277	58,867	3.35%	1,680,758	51,138	3.62%
Interest-bearing due from banks	3,056,555	3,853	0.13%	2,410,611	4,038	0.17%	461,474	9,346	2.03%
Securities purchased under agreements to resell	426,027	1,440	0.34%	—	—	—%	—	—	—%
Federal funds sold	9,964	—	—%	22,342	30	0.14%	22,606	381	1.69%
Other	160,066	2,261	1.41%	153,345	2,700	1.76%	147,251	5,034	3.42%
Total interest-earning assets	31,959,258	1,031,214	3.33%	28,661,853	1,021,042	3.67%	22,950,856	1,067,936	4.78%
Nonearning assets:
Intangible assets	1,858,119			1,867,007			1,859,548
Other nonearning assets	1,875,255			1,805,677			1,624,750
Total assets	$35,692,632			$32,334,537			$26,435,154
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	5,578,632	9,887	0.18%	4,602,683	19,542	0.42%	3,236,907	36,901	1.14%
Savings and money market	11,437,779	22,823	0.20%	9,623,790	45,364	0.47%	7,557,265	104,138	1.38%
Time deposits	2,682,315	21,406	0.80%	4,162,523	70,641	1.70%	3,978,688	90,602	2.28%
Total interest-bearing deposits	19,698,726	54,116	0.27%	18,388,996	135,547	0.74%	14,772,860	231,641	1.57%
Securities sold under agreements to repurchase	155,888	239	0.15%	150,118	350	0.23%	117,518	570	0.49%
Federal Home Loan Bank advances	899,785	18,111	2.01%	1,750,578	33,135	1.89%	2,055,365	43,675	2.12%
Subordinated debt and other borrowings	604,081	26,347	4.36%	692,169	30,222	4.37%	557,387	25,908	4.65%
Total interest-bearing liabilities	21,358,480	98,813	0.46%	20,981,861	199,254	0.95%	17,503,130	301,794	1.72%
Noninterest-bearing deposits	8,910,349	—	0.00%	6,380,155	—	0.00%	4,503,134	—	0.00%
Total deposits and interest- bearing liabilities	30,268,829	98,813	0.33%	27,362,016	199,254	0.73%	22,006,264	301,794	1.37%
Other liabilities	314,650			337,855			241,935
Total liabilities	30,583,479			27,699,871			22,248,199
Shareholders' equity	5,109,153			4,634,666			4,186,955
Total liabilities and shareholders' equity	$35,692,632			$32,334,537			$26,435,154
Net interest income		$932,401			$821,788			$766,142
Net interest spread (3)			2.87%			2.72%			3.06%
Net interest margin (4)			3.02%			2.97%			3.46%
(1)Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in average loan balances.
(2)Yields computed on tax-exempt instruments on a tax equivalent basis and include $33.8 million, $29.9 million and $29.0 million of taxable equivalent income for the years ended December 31, 2021, 2020 and 2019, respectively. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3)Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2021 would have been 3.01% compared to a net interest spread for the years ended December 31, 2020 and 2019 of 2.94% and 3.41%, respectively.
(4)Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

For the year ended December 31, 2021, our net interest spread was 2.87%, while the net interest margin was 3.02% compared to a net interest spread of 2.72% for the year ended December 31, 2020 and 3.06% for the year ended December 31, 2019, and a net interest margin of 2.97% and 3.46%, respectively.

Our net interest margin for the year ended December 31, 2021 continued to reflect the impact of PPP loans and the firm's acquisition of additional on-balance sheet liquidity in the early stages of the pandemic and subsequent paydown of this liquidity, the continuation of the historically low short-term interest rate environment, declining levels of positive impact from purchase accounting and the competitive rate environments for loans and deposits in our markets. More specifically, our net interest margin was negatively impacted by yield compression in our earning asset portfolio due to a historically low macroeconomic interest rate environment, which included a 150 basis points reduction in the federal funds rate in March 2020 and has remained at this historically low level.

During the year ended December 31, 2021, our earning asset yield decreased by 34 basis points and 145 basis points from the years ended December 31, 2020 and 2019, respectively, while total funding rates decreased by 40 basis points and 104 basis points compared to the years ended December 31, 2020 and 2019, respectively.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Pricing for creditworthy borrowers and meaningful depositors is very competitive in our markets. We believe this challenging competitive environment will continue throughout 2022. The additional on-balance sheet liquidity that has accumulated primarily due to government stimulus efforts in response to the COVID-19 pandemic has and will continue to negatively impact the net interest margin until on-balance sheet liquidity returns to more normalized levels.

Our ‘most likely’ forecast has short-term interest rates moving higher during 2022 and 2023. In this scenario, our loan yields on variable rate instruments will increase but at a somewhat slower pace than market rates due to our in-the-money rate floors. Once the contract rate eclipses the rate floor strike level, the loan yields will increase more quickly following subsequent rate hikes. Floor strike levels are, on average, 45 basis points above contract rates. Therefore, our ability to hold deposit rates low until the loan floor strike levels are eclipsed by contract rates will be important in our ability to maintain, or potentially increase, our net interest margin during the beginning of the monetary tightening cycle that we believe we will experience starting in 2022.

Rate and Volume Analysis. Net interest income increased by $110.6 million between the years ended December 31, 2021 and 2020 and by $55.6 million between the years ended December 31, 2020 and 2019. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2021 Compared to 2020 Increase (decrease) due to			2020 Compared to 2019 Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$(46,950)	$51,249	$4,299	$(183,970)	$148,326	$(35,644)
Securities:
Taxable	(9,226)	8,332	(894)	(18,595)	7,609	(10,986)
Tax-exempt	(6,566)	12,547	5,981	(5,940)	13,669	7,729
Interest-bearing due from banks	(1,149)	964	(185)	(13,891)	8,583	(5,308)
Securities purchased under agreements to resell	1,440	—	1,440	—	—	—
Federal funds sold	(24)	(6)	(30)	(348)	(3)	(351)
Other	(548)	109	(439)	(2,494)	160	(2,334)
Total interest-earning assets	(63,023)	73,195	10,172	(225,238)	178,344	(46,894)

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	(12,621)	2,966	(9,655)	(29,963)	12,604	(17,359)
Savings and money market	(28,848)	6,307	(22,541)	(79,763)	20,989	(58,774)
Time deposits	(31,569)	(17,666)	(49,235)	(23,629)	3,668	(19,961)
Total deposits	(73,038)	(8,393)	(81,431)	(133,355)	37,261	(96,094)
Securities sold under agreements to repurchase	(122)	11	(111)	(351)	131	(220)
Federal Home Loan Bank advances	1,560	(16,584)	(15,024)	(4,412)	(6,128)	(10,540)
Subordinated debt and other borrowings	(47)	(3,828)	(3,875)	(1,749)	6,063	4,314
Total interest-bearing liabilities	(71,647)	(28,794)	(100,441)	(139,867)	37,327	(102,540)
Net interest income	$8,624	$101,989	$110,613	$(85,371)	$141,017	$55,646

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

Provision for Credit Losses. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses.The provision for credit losses amounted to $16.1 million, $203.8 million and $27.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Provision expense is impacted by organic loan growth in our loan portfolio, our internal assessment of the credit quality of the loan portfolio, our expectations about future economic conditions and net charge-offs. The lower provision for credit losses during 2021 as compared to 2020 is the result of improvements in the current and projected economic conditions as compared to the economic deterioration which occurred or was anticipated during 2020 related to the COVID-19 pandemic. Also contributing to the provision expense in the current year when compared to the 2020 and 2019 comparable periods were net charge-offs, which totaled $38.7 million, $39.4 million and $16.1 million, respectively. Net charge-offs in 2021 and 2020 were in part the result of charge-offs related to loans to borrowers who operate businesses in sectors which have been negatively impacted by the COVID-19 pandemic. Provision expense in 2019 was calculated under the prior incurred loss accounting methodology. Furthermore, provision expense related to off-balance sheet credit exposures was reported as a component of other noninterest expense prior to 2020.

Our allowance for credit losses reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses assessment methodology. At December 31, 2021, our allowance for credit losses as a percentage of total loans, inclusive of PPP loans, was 1.12%, down from 1.27% at December 31, 2020.

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

The following is our noninterest income for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Years ended December 31,		2021 - 2020 Percent Increase (Decrease)	Year ended December 31,	2020 - 2019 Percent Increase (Decrease)
	2021	2020		2019
Noninterest income:
Service charges on deposit accounts	$41,311	$34,282	20.5%	$36,769	(6.8)%
Investment services	37,917	29,537	28.4%	24,187	22.1%
Insurance sales commissions	10,516	10,055	4.6%	9,344	7.6%
Gains on mortgage loans sold, net	32,424	60,042	(46.0)%	24,335	>100%
Investment gains (losses) on sales, net	759	986	(23.0)%	(5,941)	>100%
Trust fees	20,724	16,496	25.6%	14,184	16.3%
Income from equity method investment	122,274	83,539	46.4%	90,111	(7.3)%
Other noninterest income:
Interchange and other consumer fees	57,263	40,960	39.8%	36,158	13.3%
Bank-owned life insurance	18,942	18,784	0.8%	17,361	8.2%
Loan swap fees	5,414	4,568	18.5%	4,758	(4.0)%
SBA loan sales	12,242	5,579	>100%	4,933	13.1%
Income from other equity investments	23,109	1,072	>100%	2,789	(61.6)%
Other noninterest income	12,839	11,940	7.5%	4,838	>100%
Total other noninterest income	129,809	82,903	56.6%	70,837	17.0%
Total noninterest income	$395,734	$317,840	24.5%	$263,826	20.5%

The increase in service charges on deposit accounts in 2021 compared to 2020 is primarily related to increased analysis fees due to an increase in the volume and number of commercial checking accounts resulting from organic growth in this product and an increase in economic activity as the COVID-19 pandemic waned over 2021. The decrease in service charges on deposit accounts in 2020 compared to 2019 is primarily related to a reduction in analysis fees due to a decrease in the transaction volume of commercial checking accounts which we believe was the result of the COVID-19 pandemic.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the year ended December 31, 2021, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, and fees from our wealth advisory group, PNFP Capital Markets, Inc., were $37.9 million for the year ended December 31, 2021, compared to $29.5 million during 2020 and $24.2 million during 2019, reflecting increases in brokerage assets and year-over-year increases in the value of the stock market. At December 31, 2021, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $7.2 billion in brokerage assets compared to $5.5 billion and $4.6 billion at December 31, 2020 and 2019, respectively. Revenues from the sale of insurance products by our insurance agency subsidiaries were approximately $10.5 million during 2021 compared to $10.1 million and $9.3 million during 2020 and 2019, respectively. Additionally, at December 31, 2021, our trust department was receiving fees on approximately $4.7 billion and $2.1 billion of managed and custodied assets, respectively, compared to approximately $3.3 billion and $1.7 billion at December 31, 2020 and $2.9 billion and $1.7 billion at December 31, 2019. We believe the improvement in the results of our wealth management businesses in 2021 compared to 2020 is primarily attributable to increased market valuations reflective of a stabilizing economy following the initial impact of the COVID-19 pandemic, while the improvement in 2020 compared to 2019 was largely attributable to increased market valuations as well as additional revenue producers added to our wealth management groups in 2020.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from period to period as the rate environment changes. Gains on mortgage loans sold, net, were $32.4 million, $60.0 million and $24.3 million, respectively, for the years ended December 31, 2021, 2020 and 2019. The decrease in 2021 compared to 2020 is the direct result of the fluctuations in the rate environment and the decrease in housing inventory in the markets where we operate negatively impacting originations. The increase in 2020 compared to 2019 is the direct result of the then favorable interest rate environment which impacted volumes specifically with refinancing activity during the respective periods, an increase in the number of revenue producers in our mortgage group and the strong housing markets in which we operate. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program whereby the hedge protects against changes in the fair value of the pipeline. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. The change in the fair value of the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At December 31, 2021, the mortgage pipeline included $136.7 million in loans expected to close in 2022 compared to $249.8 million in loans at December 31, 2020 expected to close in 2021.

Investment gains and losses on sales, net, represent the net gains and losses on sales of investment securities in our available-for-sale securities portfolio during the periods noted. For the year ended December 31, 2021, investment gains (losses) on sales, net, represent a $759,000 net pre-tax gain we recognized upon the sale of $37.5 million of investment securities compared to a $986,000 net pre-tax gain we recognized upon the sale of $145.6 million of investment securities in 2021 compared to a $5.9 million net pre-tax loss on the sale of $737.7 million of investment securities in 2019.

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

Income from this equity-method investment was $122.3 million for the year ended December 31, 2021 compared to $83.5 million and $90.1 million for the years ended December 31, 2020 and 2019, respectively. The increased level of contribution we experienced from BHG in 2021 when compared to 2020 reflects the positive results BHG has experienced as a result of enhancements to its business model, including its marketing efforts, along with a diminished impact from the COVID-19 pandemic and the resulting release of reserves BHG built in 2020 as a result of the COVID-19 pandemic. The decrease in 2020 compared to 2019 is the result of BHG recording increased allowance for loan losses for loans retained and recourse obligation reserves for loans sold through its network of bank purchasers in response to the COVID-19 pandemic. Historically, BHG has sold the majority of the loans it originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. In the second half of 2019, BHG began an effort to retain more loans on its balance sheet. However, as a result of the economic uncertainty resulting from the COVID-19 pandemic, BHG sold more loans through its auction platform in 2020 than we had previously anticipated. During 2021, BHG returned to its strategy of retaining more of the loans it originates on its balance sheet. In the third quarter of 2020, second quarter of 2021 and third quarter of 2021, BHG completed a total of three securitization issuances of approximately $160 million, $375 million and $372 million, respectively, in notes backed by commercial and consumer loans on its balance sheet to provide additional funding. We anticipate that BHG will complete additional securitizations in the future.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets of $752,000, $1.2 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, there were $6.8 million of these intangible assets that are expected to be amortized in lesser amounts over the next 14 years. Also included in income from equity-method investment, is accretion income associated with the fair value of certain of BHG's liabilities of $1.5 million, $2.1 million and $2.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, there were $1.2 million of these liabilities that are expected to be accreted into income in lesser amounts over the next five years.

During the years ended December 31, 2021, 2020 and 2019, respectively, Pinnacle Financial and Pinnacle Bank received $70.0 million, $53.0 million and $51.3 million in dividends in the aggregate from BHG. Dividends from BHG during such periods reduced the carrying amount of our investment in BHG, while earnings from BHG during such periods increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. During the years ended December 31, 2021 and 2020, Pinnacle Bank purchased $276.7 million and $100.0 million, respectively, of loans from BHG at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.75% and 5.00% per annum. Pinnacle Bank purchased no loans from BHG during the year ended December 31, 2019.

As our ownership interest in BHG is 49% and our representatives do not occupy a majority of the seats on BHG's board of managers, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity-method investment in noninterest income. For the year ended December 31, 2021, BHG reported $735.5 million in gross revenues, net of substitution losses of $91.8 million, compared to $457.9 million and $366.5 million in gross revenues, respectively, for the years ended December 31, 2020 and 2019, net of substitution losses of $90.6 million and $53.1 million, respectively. Earnings from BHG are likely to fluctuate from period-to-period. Approximately $507.5 million, or 69.0%, of BHG's revenues for the year ended December 31, 2021 related to gains on the sale of commercial loans BHG had previously issued primarily to doctor, dentist and other professionals compared to $347.4 million, or 75.9%, for the year ended December 31, 2020 and $291.1 million, or 79.4%, for the year ended December 31, 2019. These loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan. The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. At December 31, 2021 and 2020, there were $4.1 billion and $3.7 billion, respectively, of these loans previously sold by BHG that were being actively serviced by BHG's network of bank purchasers. BHG, at its sole option, may also provide purchasers of these loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. As a result, BHG maintained a liability as of December 31, 2021 and 2020 of $207.3 million and $280.2 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution. This liability represents 5.0% and 7.6%, respectively, of core product loans previously sold by BHG that remain outstanding as of December 31, 2021 and 2020, respectively. The decrease in this liability for the year ended December 31, 2021 compared to the year ended December 31, 2020 was principally the result of a partial release of the reserve BHG recorded in 2020 related to the economic disruption associated with the COVID-19 pandemic which adversely impacted physician and dental practices in a material manner.

In addition to these loans that BHG sells into its auction market, at December 31, 2021, BHG reported balance sheet loans totaling $2.2 billion compared to $1.0 billion as of December 31, 2020. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At December 31, 2021 and 2020, BHG had $1.6 billion and $631.0 million, respectively, of secured borrowings associated with loans held for investment which did not qualify for sale accounting. BHG currently expects to continue to increase the percentage of loans that it keeps on its balance sheet. At December 31, 2021 and 2020, BHG reported allowance for loan losses totaling $46.7 million and $20.7 million, respectively, with respect to the loans on its balance sheet. Interest income and fees on loans held for investment amounted to $208.5 million, $92.5 million and $60.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. BHG continues to account for its allowance for loan losses using the incurred loss model that we utilized prior to the adoption of CECL on January 1, 2020. BHG is expected to adopt CECL on January 1, 2023.

Pinnacle Bank has a participating interest in a $525.0 million revolving line of credit for the benefit of BHG in the amount of $100.0 million. At December 31, 2021, there was a $47.2 million outstanding balance on the line related to Pinnacle Bank's interest in the line. The line accrues interest at SOFR plus 200 basis points and is secured by all assets of BHG. The credit agreement contains covenants requiring BHG to maintain certain financial ratios and satisfy certain other affirmative and negative covenants. At December 31, 2021, neither BHG nor the originating bank had represented to Pinnacle Bank that BHG was not in compliance, in all material respects, with these covenants.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased 39.8% during the year ended December 31, 2021 as compared to the same period in 2020 due to increased debit and credit card transactions period-over-period and unused line fees during 2021 as compared to 2020. Other noninterest income also included changes in the cash surrender value of bank-owned life insurance (BOLI) which was $18.9 million for the year ended December 31, 2021 compared to $18.8 million and $17.4 million for the years ended December 31, 2020 and 2019, respectively. We made no purchases of BOLI policies in 2021. In 2020 and 2019, we purchased $75.0 million and $110.0 million, respectively, of new BOLI policies. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. Loan swap fees increased by $846,000 and $656,000 during the year ended December 31, 2021 as compared to the same periods in 2020 and 2019, respectively, due primarily to a change in the volume of activity resulting from the then current interest rate environment. SBA loan sales are also included in other noninterest income and fluctuate based on the current market environment and therefore increased in both 2021 and 2020 due to historically high premiums on this product. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investment. Income related to these investments increased $22.0 million during 2021 when compared to 2020 as a result of several of our venture fund investments experiencing increased valuations in their underlying portfolios during the year ended December 31, 2021. In 2020 as compared to 2019, these investments decreased by $1.7 million. The other components of other noninterest income changed only slightly during the year ended December 31, 2021 as compared to the same period in 2020 and includes all other noninterest income not included in the above noted categories. The other components of other noninterest income fluctuated during the year ended December 31, 2020 as compared to the same periods in 2019 due in large part to $3.9 million in policy benefits received during 2020 from our bank-owned life insurance policies as well as the $1.5 million loss on the sale of the high-yield automobile portfolio in the second quarter of 2019.

Noninterest Expense. The following is our noninterest expense for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Years ended December 31,		2021 - 2020 Percent Increase (Decrease)	Year ended December 31,	2020 - 2019 Percent Increase (Decrease)
	2021	2020		2019
Noninterest expense:
Salaries and employee benefits:
Salaries	$241,775	$215,542	12.2%	$185,845	16.0%
Commissions	22,286	15,677	42.2%	13,797	13.6%
Cash and equity incentives	109,290	52,878	>100%	68,023	(22.3)%
Employee benefits and other	62,655	50,386	24.4%	45,694	10.3%
Total salaries and employee benefits	436,006	334,483	30.4%	313,359	6.7%
Equipment and occupancy	95,250	88,475	7.7%	84,582	4.6%
Other real estate (benefit) expense, net	(712)	8,555	(<100%)	4,228	>100%
Marketing and business development	12,888	10,693	20.5%	13,251	(19.3)%
Postage and supplies	8,195	7,819	4.8%	8,144	(4.0)%
Amortization of intangibles	8,518	9,793	(13.0)%	9,908	(1.2)%
Other noninterest expense:
Deposit related expenses	24,003	24,392	(1.6)%	17,017	43.3%
Lending related expenses	39,578	28,703	37.9%	24,573	16.8%
Wealth management related expenses	1,950	2,053	(5.0)%	1,986	3.4%
Audit, exam and insurance expense	11,259	10,596	6.3%	9,194	15.2%
FHLB restructuring charges	—	15,168	(100.0)%	—	NA
Administrative and other expenses	23,169	23,725	(2.3)%	18,906	25.5%
Total other noninterest expense	99,959	104,637	(4.5)%	71,676	46.0%
Total noninterest expense	$660,104	$564,455	16.9%	$505,148	11.7%

The increase in total salaries and employee benefits expense in 2021 over 2020 is primarily the result of an increase in expenses associated with our annual cash incentive plan as well as stock-based compensation expense due to our performance during 2021 compared to 2020. The increase in salaries and employee benefits expense in 2020 over 2019 is primarily the result of an increase in the number of employees in 2020 over 2019 and annual merit increases to base salaries offset in part by the reduction in expenses associated with our annual cash incentive plan as well as the reduction in stock-based compensation expense due to our performance during 2020 compared to 2019. Our performance in 2020 was notably impacted by the effects of COVID-19 on our anticipated earnings and performance for the year ended December 31, 2020.

At December 31, 2021, our associate base had expanded to 2,841.0 full-time equivalent associates as compared to 2,634.0 and 2,487.0 at December 31, 2020 and 2019, respectively, primarily resulting from our efforts to continue to hire experienced bankers and other associates throughout our footprint. We expect salary and benefit expenses will rise in 2022 compared to 2021 as we continue our focus on hiring experienced bankers in our markets, including the Atlanta, Huntsville, Birmingham and National Capital markets, as well as due to our increased associate base and annual merit increases given in the first quarter of each fiscal year. We also expect to continue to enhance the infrastructure around our operations to account for our increased size and geographic reach in 2022, which should also contribute to increased salary and benefit expenses.

Commissions expense represents compensation paid to our wealth management lines of business including investment services, trust, insurance and capital markets. Commissions expense for the year ended December 31, 2021 was 42.2% greater than in 2020 which was 13.6% greater than in 2019. The increase in 2021 as compared to 2020 and in 2020 as compared to 2019 is primarily related to growth in our investment portfolio commissions as a result of increased activity in our wealth management lines of business and an increase in the number of wealth management associates. Commissions expense incurred related to the production of residential mortgages is recorded net of the related mortgage revenues.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our bank's non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our bank's associates participate in our equity compensation plans. Under the 2021 annual cash incentive plan, the targeted level of incentive payments required achievement of a certain soundness threshold and a targeted level of quarterly pre-tax, pre-provision net revenue (PPNR) and annual earnings per common share (subject to certain adjustments). To the extent that the soundness threshold is met and PPNR and earnings per common share are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. For 2021, maximum payouts under the plan could reach 160% of target as we sought to allow our associates to recoup a portion of the 2020 annual cash incentive plan award that had not been earned largely as a result of the COVID-19 pandemic and its impact on our allowance for credit losses as a result of our adoption of CECL effective January 1, 2020. In 2021, our cash incentives represented 160% of targeted incentive compensation compared to 65% in 2020 and 120% in 2019. We intend to return to normalized targeted cash incentive levels of 0% to 125% in 2022.

Cash incentives for 2021 totaled $84.1 million, compared to $33.9 million in 2020 and $46.8 million in 2019. The increase in 2021 when compared to 2020 was primarily the result of the increase in the percentage of target of the payout from 65% in 2020 to 160% in 2021. The decrease in 2020 when compared to 2019 is the result of the impact of the COVID-19 pandemic on our anticipated earnings for the year ended December 31, 2020. As a result of our performance in 2020 the threshold for the plan's EPS target was not met, which resulted in a reduction in incentives earned under the annual cash incentive plan. In the third quarter of 2020, due to the effects of COVID-19 pandemic, the Human Resources and Compensation Committee of our board of directors approved an additional performance metric under the annual cash incentive plan tied to our adjusted pre-tax, pre-provision net revenue for the year ending December 31, 2020 (“PPNR”). Payouts for all participants based on the PPNR metric were between 15% and 25% of their targeted payouts under the plan at target and maximum performance levels. As a result of the addition of the PPNR performance metric, participants in the plan were able to earn a cash incentive payout under the plan based on the larger of the original plan metrics and the new PPNR performance metric and the original deposit volume and rate goals under the plan. The PPNR metric and the original deposit volume and rate goals were achieved at the maximum performance, resulting in payouts of 50% of the targeted payout; however, due to our results for 2020 and in consideration of the considerable effort our associates put forth during unusually difficult circumstances in 2020, the Human Resources and Compensation Committee approved an increase in the calculated award from 50 percent of target to 65 percent of target, which amounted to $6.8 million of additional expense in the fourth quarter of 2020.

Also included in cash and equity incentives for the years ended December 31, 2021, 2020 and 2019 were approximately $12.1 million, $12.1 million and $11.9 million, respectively, of compensation expenses related to equity-based restricted share awards and approximately $12.9 million, $6.6 million and $9.3 million, respectively, of compensation expenses related to equity-based restricted share units with either time-based or performance-based vesting criteria. We have not issued stock options since 2008. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization.

Our compensation expense associated with equity awards for the year ended December 31, 2021 increased when compared to the same period in 2020 primarily as a result of the fact that our performance in 2021 in regards to the return on average tangible common equity and tangible book value per share accretion performance metrics relative to our peers provided for an above-target level payout. Our compensation expense associated with equity awards for the year ended December 31, 2020 decreased when compared to the same period in 2019 primarily as a result of the fact that our performance in 2020 was below the threshold level of return on average tangible assets necessary for the recipients of those awards to earn that the portion of our performance-based awards with performance periods linked to 2020 as a result of the pandemic. Though our return on average tangible assets for 2020 was below that level necessary for any of the performance units granted with performance metrics tied to 2020 to be earned, the Human Resources and Compensation Committee of our board of directors nonetheless approved the vesting of the target level of these awards for all of the recipients of these awards other than our named executive officers, who forfeited their awards tied to the 2020 performance period. In January 2021, the Human Resources and Compensation Committee of our board of directors approved modifications to the performance metrics applicable to the 2021 and 2022 performance periods of our performance units previously awarded. These modifications replaced the return on average tangible assets performance metrics with two equally weighted metrics – return on average tangible common equity and tangible book value per share accretion including the impact of common dividends. Performance awards granted in January 2021 also utilize these modified metrics, as well as a relative total shareholder return ("TSR") payout modifier. In 2022, we again granted performance-based vesting equity awards with performance metrics tied to peer relative performance for return on average tangible common equity and tangible book value per share accretion, together with a TSR modifier, in each case over a three-year performance period. We also approved a special performance-based vesting restricted stock unit award to each of our named executive officers and our chief credit officer in 2022 with performance metrics tied to the ratio of our price to earnings and price to tangible book value per share relative to those measures for a peer group of companies. As a result, we expect that our compensation expense associated with performance-based equity awards for 2022 will likely exceed those levels that we recorded in 2021. Our compensation expense associated with equity awards with time-based vesting criteria has remained relatively flat between 2021 when compared to 2020 and increased in 2020 compared to 2019. The change in this balance is a product of the hiring and termination of the associates during the period and the number of equity grants given to associates during the respective periods as well as the grant date fair value of these equity grants.

Employee benefits and other expenses include costs associated with our 401k plan, health insurance, payroll taxes and contract labor. These expenses increased by $12.3 million, or 24.4%, in 2021 compared to 2020 which increased by $4.7 million, or 10.3%, in 2020 compared to 2019. The increase in 2021 as compared to 2020 and 2020 as compared to 2019 was primarily the result of the increase in full-time equivalent associates in each respective period.

Our operating lease commitments are primarily related to our branch and headquarters facilities. The terms of these leases expire at various points ranging from 2022 through 2058. At December 31, 2021, our total minimum operating lease commitment was $114.1 million. Equipment and occupancy expense for the year ended December 31, 2021 was 7.7% greater than in 2020 which was 4.6% greater than in 2019. The increases are in part the result of the four new office locations that were opened, one in Georgia, one in Alabama, one in the North Carolina market and the other in the Middle Tennessee market during the year ended December 31, 2021. We expect to incur additional costs in future periods as we continue to enhance both our current locations and our technology infrastructure. We believe that we can fund these costs primarily through operating income. Additionally, during the second quarter of 2021, we announced our intention to move our corporate headquarters to a newly announced office tower in Nashville, where we will be a founding partner and sponsor of the project. This move is currently planned for 2025 and will impact equipment and occupancy costs as we plan for this move.

Other real estate for the year ended December 31, 2021 was a benefit of $712,000 compared to expense of $8.6 million in 2020 and $4.2 million in 2019. The decrease in 2021 as compared to 2020 and increase in 2020 as compared to 2019 was the result of write-downs in 2020 of $8.4 million of previously foreclosed upon properties to market value based on updated appraisals.

Marketing and business development expense for the year ended December 31, 2021 was 20.5% greater than in 2020 which was 19.3% less than in 2019. The primary source of the increase in 2021 as compared to 2020 and decrease in 2020 as compared to 2019 is related to the decrease of in-person business meetings and client meals and entertainment during 2020 as a result of the restrictions resulting from COVID-19 and the lessening of these restrictions and subsequent uptick of in-person business meeting and client meals and entertainment during 2021.

Noninterest expense related to the amortization of intangibles was $8.5 million for the year ended December 31, 2021 compared to $9.8 million and $9.9 million for the years ended December 31, 2020 and 2019, respectively. The following table outlines our amortizing intangible assets, their initial valuations and their intangible lives as of December 31, 2021:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
CapitalMark	2015	$6.2	7	$0.1
Magna Bank	2015	3.2	6	—
Avenue	2016	8.8	9	1.4
BNC	2017	48.1	10	20.6
Book of Business Intangible:
Miller Loughry Beach Insurance	2008	1.3	20	0.1
CapitalMark	2015	0.3	16	0.1
BNC Insurance	2017	0.4	20	0.2
BNC Trust	2017	1.9	10	1.0
Advocate Capital	2019	13.6	13	8.1

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense related to these assets is estimated to decrease from $7.0 million per year to $4.4 million per year over the next five years with lesser amounts for the remaining amortization period.

Total other noninterest expenses decreased by $4.7 million to $100.0 million during 2021 when compared to 2020 and increased by $33.0 million to $104.6 million during 2020 when compared to 2019. Included in other noninterest expenses are deposit and lending related expenses, investment and trust sales expenses, audit, exam and insurance expense and administrative expenses.

Deposit related expenses were relatively flat in 2021 and decreased by only $389,000 when compared to 2020. These same expenses increased by $7.4 million in 2020 when compared to 2019. The increase in 2020 when compared to 2019 was largely the result of increased FDIC assessment costs primarily due to the firm's increased asset base. Lending related expenses increased by $10.9 million and $4.1 million, respectively, in 2021 when compared to 2020 and 2020 when compared to 2019. Audit, exam and insurance expense is comprised of the fees associated with ongoing audit and regulatory exams of our operations as well as the cost of our corporate insurance. Increases in audit, exam and insurance expense in 2021 as compared to 2020 and 2019 is primarily related to increased regulation of our operations as a result of our increased asset size in each of the respective periods. Also included in other noninterest expense were $15.2 million in restructuring charges associated with our prepayment of $1.1 billion in FHLB advances during 2020. No FHLB restructuring charges were incurred in either 2021 or 2019. Administrative and other expenses remained relatively flat decreasing by $556,000 during 2021 when compared to 2020 and increasing by $4.8 million during 2020 when compared to 2019. Included in the $4.8 million increase in 2020 was $4.7 million of unrealized losses reclassified out of other comprehensive income (loss) into net income related to cash flow swaps with a notional amount of $99.0 million which were terminated on December 16, 2020.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 49.7%, 49.5%, and 49.0% for the three years ended December 31, 2021, 2020 and 2019, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Increases in cash incentives in 2021 negatively impacted our efficiency ratio in 2021, while other real estate expense and net gains and losses on sales of securities impacted our efficiency ratios in each of 2020 and 2019. The efficiency ratio for the year ended December 31, 2020 compared to the same period in 2019 was negatively impacted by the $15.2 million in FHLB restructuring charges and $4.7 million in hedge termination charges noted above. Net income for 2021 was $527.3 million compared to $312.3 million in net income in 2020 and $400.9 million in 2019. Fully-diluted net income per common share was $6.75 for 2021 compared to $4.03 for 2020 and $5.22 for 2019.

Income Taxes.  During the year ended December 31, 2021, we recorded income tax expense of $124.6 million compared to $59.0 million and $96.7 million in 2020 and 2019, respectively. Our effective income tax rate was 19.1%, 15.9% and 19.4%, respectively, for the years ended December 31, 2021, 2020 and 2019. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 26.14% primarily due to our investments in bank-qualified tax-exempt municipal securities, tax benefits from our real estate investment trust and municipal investment subsidiaries, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and tax savings from our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax rate in each period was impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in a tax benefit of $2.5 million, $417,000 and $1.0 million, respectively, for the years ended December 31, 2021, 2020 and 2019, respectively.

Financial Condition

Our consolidated balance sheet at December 31, 2021 reflects an increase of $989.8 million in outstanding loans to $23.4 billion and an increase of $3.6 billion in total deposits to $31.3 billion from December 31, 2020. Total assets were $38.5 billion at December 31, 2021 as compared to $34.9 billion at December 31, 2020.

Loans.  The composition of loans at December 31 for each of the past three years and the percentage (%) of each segment to total loans are summarized as follows (dollars in thousands):

	2021		2020			2019
	Amount	Percent	Amount	Percent		Amount	Percent
Commercial real estate:
Owner-occupied	$3,048,822	13.0%	$2,802,227	12.5%		$2,669,766	13.5%
Non-owner occupied	5,221,704	22.3%	5,203,384	23.2%		5,039,452	25.5%
Consumer real estate - mortgage	3,680,684	15.7%	3,099,172	13.8%		3,068,625	15.5%
Construction and land development	2,903,017	12.4%	2,901,746	12.9%		2,430,483	12.3%
Commercial and industrial	8,074,546	34.5%	8,038,457	35.9%		6,290,296	31.8%
Consumer and other	485,489	2.1%	379,515	1.7%		289,254	1.4%
Total loans	$23,414,262	100.0%	$22,424,501	100.0%	1	$19,787,876	100.0%

At December 31, 2021, our loan portfolio composition had changed modestly from the composition at December 31, 2020. At December 31, 2021, approximately 36.9% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied commercial real estate properties, compared to 35.0% at December 31, 2020. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development segment continues to be a meaningful portion of our portfolio and reflects the development in the local economies in which we operate and is diversified between commercial, residential and land.

The following table presents the maturity distribution of our loan portfolio by loan segment at December 31, 2021 according to contractual maturities of (1) one year or less, (2) after one but within five years, (3) after five but within fifteen years and (4) after fifteen years.  The table also presents the portion of loans by loan segment that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index (dollars in thousands):

	Due in one year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total

Commercial real estate:
Owner-occupied	$201,913	$1,237,098	$1,280,271	$329,540	$3,048,822
Non-owner occupied	1,030,965	3,334,949	801,482	54,308	5,221,704
Consumer real estate - mortgage	81,820	458,502	373,998	2,766,364	3,680,684
Construction and land development	784,862	1,854,346	207,834	55,975	2,903,017
Commercial and industrial	2,245,163	4,305,578	1,310,761	213,044	8,074,546
Consumer and other	128,935	156,602	184,744	15,208	485,489
Total loans	$4,473,658	$11,347,075	$4,159,090	$3,434,439	$23,414,262

Loans with fixed interest rates:
Commercial real estate:
Owner-occupied	$172,658	$1,007,375	$963,287	$238,468	$2,381,788
Non-owner occupied	603,178	2,330,460	573,003	40,361	3,547,002
Consumer real estate - mortgage	60,578	376,293	294,682	2,102,315	2,833,868
Construction and land development	632,772	1,337,228	173,969	54,002	2,197,971
Commercial and industrial	1,770,069	2,597,753	963,367	157,860	5,489,049
Consumer and other	95,223	110,325	183,390	15,190	404,128
Total loans	$3,334,478	$7,759,434	$3,151,698	$2,608,196	$16,853,806

Loans with variable interest rates:
Commercial real estate:
Owner-occupied	$29,255	$229,723	$316,984	$91,072	$667,034
Non-owner occupied	427,787	1,004,489	228,479	13,947	1,674,702
Consumer real estate - mortgage	21,242	82,209	79,316	664,049	846,816
Construction and land development	152,090	517,118	33,865	1,973	705,046
Commercial and industrial	475,094	1,707,825	347,394	55,184	2,585,497
Consumer and other	33,712	46,277	1,354	18	81,361
Total loans	$1,139,180	$3,587,641	$1,007,392	$826,243	$6,560,456

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

We also maintain an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the risk committee of our board of directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures.

Lending Concentrations.  We periodically analyze our loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2021 and 2020 (in thousands):

	At December 31, 2021
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2020
Lessors of nonresidential buildings	$3,779,463	$1,589,175	$5,368,638	$4,442,712
Lessors of residential buildings	1,361,389	1,204,963	2,566,352	2,126,246
New housing for-sale builders	555,069	979,720	1,534,789	1,124,302
Hotels and motels	866,535	53,821	920,356	1,039,259

Banking regulations have established guidelines for the construction and land development ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300%. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At December 31, 2021 and 2020, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 79.1% and 89.0%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and development loans) were 234.1% and 264.0% for December 31, 2021 and 2020, respectively. Pinnacle Bank was within the 100% and 300% guidelines throughout 2021 and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds though there may be periods where we exceed these levels if loan growth is more heavily weighted to these types of loans.

Loans in Past Due Status.  The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Loans past due 30 to 89 days:
Commercial real estate:
Owner occupied	$727	$3,606
Non-owner occupied	1,434	6,946
Consumer real estate – mortgage	8,832	9,187
Construction and land development	61	696
Commercial and industrial	7,603	26,079
Consumer and other	2,283	1,088
Total loans past due 30 to 89 days	$20,940	$47,602
Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$2,426	$1,860
Non-owner occupied	645	3,861
Consumer real estate – mortgage	4,450	6,274
Construction and land development	127	736
Commercial and industrial	7,311	4,408
Consumer and other	372	304
Total loans past due 90 days or more	$15,331	$17,443
Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.09%	0.21%
Loans past due 90 days or more as a percentage of total loans	0.06%	0.08%
Total loans in past due status as a percentage of total loans	0.15%	0.29%

Potential Problem Loans. Potential problem loans amounted to approximately $109.6 million, or 0.5% of total loans outstanding at December 31, 2021, compared to $173.5 million, or 0.8% of total loans outstanding at December 31, 2020. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard or worse, but not considered nonperforming loans. None of the potential problem loans were past due at least 30 but less than 90 days as of December 31, 2021.

Non-Performing Assets and Troubled Debt Restructurings (TDR). At December 31, 2021, we had $40.1 million in nonperforming assets compared to $86.2 million at December 31, 2020. Included in nonperforming assets were $31.6 million in nonaccruing loans, or 0.13% of total loans, and $8.5 million in other real estate owned and other nonperforming assets at December 31, 2021 and $73.8 million in nonaccruing loans, or 0.33% of total loans, and $12.4 million in other real estate owned and other nonperforming assets at December 31, 2020. At December 31, 2021 and 2020, there were $2.4 million and $2.5 million, respectively, of TDRs that were performing as of the restructured date and remain on accrual status. Nonaccruing loans totaled $61.6 million, or .31% of total loans, at December 31, 2019.

All nonaccruing loans are reassigned to a special assets officer who was not responsible for originating the loan. The special assets officer is responsible for developing an action plan designed to minimize our future losses. Typically, these special assets officers review our loan files, interview prior officers assigned to the relationship, meet with borrowers, inspect collateral, reappraise collateral and/or consult with legal counsel. The special assets officer then recommends an action plan to a committee of senior associates including lenders and workout specialists, which could include foreclosing on collateral, restructuring the loan, issuing demand letters or other actions. We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. During 2021 and 2020, we recognized no interest income related to nonaccruing loans. In 2019, we recognized $176,000 of interest income from nonaccruing loans, reflecting cash payments received from the borrower and our belief, at the time of payment, that the underlying collateral supported the carrying amount of the loans. At December 31, 2021, 2020 and 2019, our allowance for credit losses as a percentage of nonaccruing loans totaled 833.8%, 386.1% and 153.8%, respectively.

Allowance for Credit Losses on Loans (allowance). On January 1, 2020, we adopted FASB ASU 2016-13, which introduced the current expected credit losses ("CECL") methodology and required us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, the allowance for credit losses represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of December 31, 2021 and 2020, our allowance for credit losses was $263.2 million and $285.1 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans, inclusive of PPP, was 1.12% at December 31, 2021, down from 1.27% at December 31, 2020. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA.

Our CECL models rely largely on recent historical and projected future macroeconomic conditions to estimate future credit losses. Macroeconomic factors used in the model include the national unemployment rate, gross domestic product, the commercial real estate price index and certain U.S. Treasury interest rates. Projections of these macroeconomic factors, obtained from an independent third party, are utilized to predict quarterly rates of default. These macroeconomic factors experienced significant deterioration during 2020, resulting in a significant increase in our allowance for credit losses during the same period. These factors reflected improvement during 2021 resulting in the decrease in the overall allowance for credit losses.

Under the CECL methodology, the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At December 31, 2021, a reasonable and supportable period of twenty-four months was utilized for all loan segments followed by a twelve month straight line reversion period to long term averages.

The following table sets forth, based on management's best estimate, the allocation of the allowance for credit losses on loans to categories of loans and loan balances by category and the percentage of loans in each category to total loans and allowance for credit losses as a percentage of total loans within each loan category as of December 31 for each of the past two years (in thousands):

	At December 31,
	2021				2020
Balance at end of period applicable to:	Allowance Allocated ($)	Total Loans ($)	Allowance to Total Loans (%)	Loans to Total Loans (%)	Allowance Allocated ($)	Total Loans ($)	Allowance to Total Loans (%)	Loans to Total Loans (%)
Commercial real estate:
Owner-occupied	$19,618	$3,048,822	0.6%	13.0%	$23,298	$2,802,227	0.8%	12.5%
Non-owner occupied	58,504	5,221,704	1.1%	22.3%	79,132	5,203,384	1.5%	23.2%
Consumer real estate – mortgage	32,104	3,680,684	0.9%	15.7%	33,304	3,099,172	1.1%	13.8%
Construction and land development	29,429	2,903,017	1.0%	12.4%	42,408	2,901,746	1.5%	12.9%
Commercial and industrial	112,340	8,074,546	1.4%	34.5%	98,423	8,038,457	1.2%	35.9%
Consumer and other	11,238	485,489	2.3%	2.1%	8,485	379,515	2.2%	1.7%
Total	$263,233	$23,414,262	1.1%	100.0%	$285,050	$22,424,501	1.3%	100.0%

The following table presents information related to credit losses on loans by loan segment for each of the years in the three-year period ended December 31, 2021 (in thousands):

	Provision for credit losses	Net (charge-offs) recoveries	Average loans	Ratio of net (charge-offs) recoveries to average loans
For the year ended December 31, 2021:
Commercial real estate:
Owner occupied	$(3,869)	$189	$2,891,798	0.01%
Non-owner occupied	(20,811)	183	5,358,828	—
Consumer real estate - mortgage	(2,856)	1,656	3,320,083	0.05
Construction and land development	(12,984)	5	2,845,957	—
Commercial and industrial	52,645	(38,728)	8,154,391	(0.47)
Consumer and other	4,781	(2,028)	403,624	(0.50)
Total loans	$16,906	$(38,723)	$22,974,681	(0.17)%

	Provision for credit losses	Net (charge-offs) recoveries	Average loans	Ratio of net (charge-offs) recoveries to average loans
For the year ended December 31, 2020:
Commercial real estate:
Owner occupied	$10,909	$(1,281)	$2,693,062	(0.05)%
Non-owner occupied	63,544	365	5,217,596	0.01
Consumer real estate - mortgage	6,206	(1,985)	3,067,694	(0.06)
Construction and land development	32,743	147	2,594,505	0.01
Commercial and industrial	73,449	(34,178)	7,873,759	(0.43)
Consumer and other	4,691	(2,439)	288,772	(0.84)
Total loans	$191,542	$(39,371)	$21,735,388	(0.18)%
For the year ended December 31, 2019:
Commercial real estate:
Owner occupied	$3,204	$(373)	$2,637,188	(0.01)%
Non-owner occupied	2,687	905	4,940,203	0.02
Consumer real estate - mortgage	(108)	492	2,961,031	0.02
Construction and land development	870	664	2,161,235	0.03
Commercial and industrial	17,116	(12,735)	5,806,427	(0.22)
Consumer and other	3,514	(5,034)	266,851	(1.89)
Total loans	$27,283	$(16,081)	$18,772,935	(0.08)%

Pinnacle Financial's management assesses the adequacy of the allowance for credit losses on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

Based upon our evaluation of the loan portfolio, we believe the allowance for credit losses on loans to be adequate to absorb our estimate of expected future credit losses on loans outstanding at December 31, 2021. While our policies and procedures used to estimate the allowance for credit losses as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for credit losses and, thus, the resulting provision for credit losses.

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $6.1 billion and $4.6 billion at December 31, 2021 and 2020, respectively. Our investment to asset ratio increased from 13.2% at December 31, 2020 to 15.8% at December 31, 2021. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. During 2021, we sold $37.5 million of investment securities for a net pre-tax gain of $759,000 compared to $145.6 million of investment securities for a net pre-tax gain of $986,000 during 2020 and $737.7 million of investment securities for a net pre-tax loss of $5.9 million during 2019. These sales were implemented as part of our efforts to reposition our investment portfolio to provide our balance sheet more protection from the then anticipated rate environment in each respective period.

During the first quarter of 2020 and the third quarter of 2018, we transferred, at fair value, $873.6 million and $179.8 million, respectively, of municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio to mitigate the impact of changes in fair value on our common tangible book equity. The related net unrealized after tax gains of $69.0 million and losses of $2.2 million, respectively, on such transferred securities remained in accumulated other comprehensive income (loss) at December 31, 2021 and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer. On January 1, 2022, we transferred, at fair value, $1.1 billion of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax losses of $1.5 million remain in accumulated other comprehensive income (loss) and will be amortized over the remaining lives of the securities, offsetting the related amortization of discount or accretion of premium on the transferred securities. No gains or losses were recognized at the time of the transfer.

A summary of certain aspects of our investment portfolio at December 31, 2021 and 2020 follows:

	December 31,
	2021	2020
Weighted average life	6.26 years	6.51 years
Effective duration (*)	4.07%	4.35%
Tax equivalent yield	2.08%	2.28%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of December 31, 2021 was 5.21%.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed and asset-backed securities because the mortgages or other assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories but are listed below these categories as of December 31, 2021 (in thousands):

	U.S. Treasury securities		U.S. Government agency securities		State and municipal securities		Corporate notes		Mortgage-backed securities		Asset-backed securities		Totals
	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield
At December 31, 2021:
Securities available-for-sale:
Due in one year or less	$102,434	0.04%	$58	2.16%	$486	1.61%	$554	0.30%	$14,083	2.41%	$—	0.00%	$117,615	0.33%
Due in one year through five years	91,175	0.74%	222,385	1.02%	5,711	4.17%	$2,438	4.33%	55,543	2.06%	9,468	1.70%	386,720	1.18%
Due in five years through ten years	—	0.00%	400,090	1.38%	33,400	2.65%	$80,152	4.00%	1,138,603	1.70%	—	0.00%	1,652,245	1.75%
Due after ten years	—	0.00%	9,476	1.42%	1,784,240	3.47%	$31,787	2.31%	712,010	1.61%	220,101	1.80%	2,757,614	2.82%
	$193,609	0.37%	$632,009	1.25%	$1,823,837	3.46%	$114,931	3.50%	$1,920,239	1.68%	$229,569	1.80%	$4,914,194	2.26%

Securities held-to-maturity:
Due in one year or less	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Due in one year through five years	—	0.00%	11,920	1.00%	1,410	3.33%	—	0.00%	—	0.00%	—	0.00%	13,330	1.25%
Due in five years through ten years	—	0.00%	—	0.00%	5,648	1.89%	—	0.00%	—	0.00%	—	0.00%	5,648	1.89%
Due after ten years	—	0.00%	—	0.00%	$1,030,586	2.96%	—	0.00%	106,555	1.27%	—	0.00%	1,137,141	2.80%
	$—	0.00%	$11,920	1.00%	$1,037,644	2.95%	$—	0.00%	$106,555	1.27%	$—	0.00%	$1,156,119	2.78%

Yields have been computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. Weighted average yield for each maturity range has been computed on a fully taxable-equivalent basis using the amortized cost of each security in that range.

Restricted Cash. Our restricted cash balances totaled approximately $82.5 million and $223.8 million at December 31, 2021 and 2020, respectively. This restricted cash is maintained at other financial institutions as collateral primarily for our derivative portfolio. The decrease in restricted cash is attributable primarily to a decrease in collateral requirements on certain derivative instruments for which the fair value has increased. See Note 14. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-K.

Securities Purchased with Agreement to Resell. At December 31, 2021 we had $1.0 billion in securities purchased with agreement to resell. This balance is the result of repurchase agreement transactions with a financial institution counterparty. These investments deploy some of our liquidity position into an instrument that improves the return on those funds in the current low rate environment. Additionally, we believe it positions us more favorably for a potential rising interest rate environment in the future. All of these securities were purchased in 2021. Prior to 2021, no securities were purchased with agreement to resell.

Deposits and Other Borrowings. We had approximately $31.3 billion of deposits at December 31, 2021 compared to $27.7 billion billion at December 31, 2020. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. At December 31, 2021 and 2020, we estimate that we had approximately $14.9 billion and $10.6 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $152.6 million at December 31, 2021 and $128.2 million at December 31, 2020. Average balances for these repurchase agreements were $155.9 million in 2021, $150.1 million in 2020 and $117.5 million in 2019. Additionally, at December 31, 2021, we had borrowed $888.7 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati) compared to $1.1 billion billion at December 31, 2020. At December 31, 2021, we had an estimated $3.1 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by us and the subsequent approval by the FHLB Cincinnati.

Generally, we have classified our funding base as either core funding or non-core funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Balance	Average Rate Paid	Percent of Total Deposits	Balance	Average Rate Paid	Percent of Total Deposits
Core funding:
Noninterest-bearing deposit accounts	$10,461,071	0.00%	31.9%	$7,392,325	0.00%	25.0%
Interest-bearing demand accounts	4,936,735	0.14%	15.1%	4,055,259	0.38%	13.7%
Savings and money market accounts	9,792,104	0.18%	29.9%	8,303,911	0.46%	28.1%
Time deposit accounts less than $250,000	998,586	0.65%	3.0%	1,295,765	1.67%	4.4%
Reciprocating demand deposit accounts (1)	1,075,774	0.21%	3.3%	884,450	0.43%	3.0%
Reciprocating savings accounts (1)	1,885,806	0.26%	5.8%	1,358,154	0.64%	4.6%
Reciprocating CD accounts (1)	166,836	0.57%	0.5%	221,019	1.59%	0.7%
Total core funding	29,316,912	0.14%	89.5%	23,510,883	0.41%	79.5%
Non-core funding:
Relationship based non-core funding:
Other time deposits	565,184	0.76%	1.7%	722,609	1.87%	2.4%
Securities sold under agreements to repurchase	152,559	0.15%	0.5%	128,164	0.23%	0.4%
Total relationship based non-core funding	717,743	0.65%	2.2%	850,773	1.62%	2.8%
Wholesale funding:
Brokered deposits	1,019,259	0.31%	3.1%	2,186,844	0.50%	7.4%
Brokered time deposits	403,178	1.15%	1.2%	1,285,239	1.65%	4.3%
Federal Home Loan Bank advances	888,681	2.01%	2.7%	1,087,927	1.89%	3.7%
Paycheck Protection Program liquidity facility	—	0.00%	0.0%	—	0.00%	0.0%
Subordinated debt and other funding	423,172	4.38%	1.3%	670,575	4.50%	2.3%
Total wholesale funding	2,734,290	1.60%	8.3%	5,230,585	1.76%	17.7%
Total non-core funding	3,452,033	1.42%	10.5%	6,081,358	1.74%	20.5%
Totals	$32,768,945	0.33%	100.0%	$29,592,241	0.73%	100.0%
(1)The reciprocating categories consists of deposits we receive from a bank network (the IntraFi network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the IntraFi network.

As noted in the table above, our core funding as a percentage of total funding increased from 79.5% at December 31, 2020 to 89.5% at December 31, 2021 primarily as a result of the significant increase in deposits estimated to have been funded, in part, by PPP loans and other government stimulus payments, and our release of wholesale funding that was intentionally acquired to build on-balance sheet liquidity as we prepared for the initial impact of the COVID-19 pandemic but that we began releasing in the first quarter of 2021 and have continued releasing, where possible, through the end of 2021 based on our view of then current market conditions. On July 30, 2021, Pinnacle Bank redeemed $130.0 million aggregate principal amount of subordinated notes due July 30, 2025. Additionally on November 16, 2021, Pinnacle Financial redeemed $120.0 million in aggregate principal amount of our subordinated notes due November 16, 2026. Competition for core deposits in our markets remains very competitive and we continue to anticipate that our percentage of non-core funding is likely to increase as PPP loan funds and stimulus monies are utilized.

When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of December 31, 2021.

The amount of time deposits as of December 31, 2021 amounted to $2.1 billion. The following table, which includes core, non-core and reciprocal time deposits, shows our time deposits at December 31, 2021 in denominations of under $250,000 and those of denominations of $250,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$374,151	0.34%
Over three but through six months	480,851	0.63%
Over six but through twelve months	401,373	0.38%
Over twelve months	273,581	0.55%
	1,529,956	0.48%
Denomination $250,000 and greater
Three months or less	207,167	0.54%
Over three but through six months	125,752	0.69%
Over six but through twelve months	145,109	0.37%
Over twelve months	125,800	0.45%
	603,828	0.51%
Totals	$2,133,784	0.49%

Subordinated debt and other borrowings. Pinnacle Bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB Cincinnati, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. During the year ended December 31, 2020, Pinnacle Financial used a portion of its excess liquidity to prepay $1.1 billion in FHLB advances resulting in prepayment penalties of $15.2 million. At December 31, 2021 and 2020, Pinnacle Financial had received advances from the FHLB Cincinnati totaling $888.7 million and $1.1 billion, respectively. At December 31, 2021, the scheduled maturities of FHLB Cincinnati advances and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates (1)
2022	$—	—%
2023	—	—%
2024	—	—%
2025	116,250	0.60%
2026	—	—%
Thereafter	775,013	2.15%
	891,263
Deferred costs	2,582
Total Federal Home Loan Bank advances	$888,681
Weighted average interest rate		1.94%
(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2021.

We have established, or through acquisition acquired, twelve statutory business trusts which were established to issue 30-year trust preferred securities and certain other subordinated debt agreements. These securities qualify as Tier 2 capital subject to annual phase outs beginning five years from maturity. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2021	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	3.02%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	1.62%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 07, 2006	September 30, 2036	20,619	1.87%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	3.05%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 03, 2003	April 15, 2033	5,155	3.37%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 07, 2034	6,186	2.97%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	2.52%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	1.92%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	3.32%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	1.69%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	1.86%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 05, 2005	September 30, 2035	10,310	1.72%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (1)
Debt issuance costs and fair value adjustment			(9,823)
Total subordinated debt and other borrowings			$423,172
(1)Migrates to three month LIBOR + 2.775% (or an alternative benchmark rate plus a comparable spread in the event three month LIBOR is no longer published on such adjustment date) beginning September 15, 2024 through the end of the term.

On April 22, 2020, we established a credit facility with the Federal Reserve Bank in conjunction with the PPP. There are no amounts outstanding on this facility at December 31, 2021, and as of July 30, 2021, no new extensions of credit are allowed under the facility.

On July 30, 2021, Pinnacle Bank redeemed $130.0 million aggregate principal amount of subordinated notes due July 30, 2025. Additionally, Pinnacle Financial redeemed $120.0 million aggregate principal amount of subordinated notes on November 16, 2021 due November 16, 2026. The redemptions were funded with existing cash on hand. Pursuant to regulatory guidelines, once the maturity date on subordinated notes is within five years, a portion of the notes will no longer be eligible to be included in regulatory capital, with an additional portion being excluded each year over the five year period approaching maturity.

Capital Resources.  At December 31, 2021 and 2020, our stockholders' equity amounted to $5.3 billion and $4.9 billion, respectively. During the second quarter of 2020, we issued 9.0 million depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock with a liquidation preference of $1,000 per share of Series B Preferred Stock in a registered public offering to both retail and institutional investors. Net proceeds from the transaction after underwriting discounts and offering costs were approximately $217.1 million. The net proceeds were initially retained by Pinnacle Financial and the remaining net proceeds are available to support our obligations including payments related to our outstanding indebtedness and dividend payments on the Series B Preferred Stock, to support the capital needs of our company and our bank, and for other general corporate purposes. During 2020, the Tier 1 leverage ratio was negatively impacted by our intentional building of liquidity to support us through the COVID-19 pandemic and it has continued to be negatively impacted in 2021 by excess levels of liquidity on our balance sheet as customer deposit accounts have remained at elevated levels.

Our and our bank subsidiary's capital ratios as of December 31, 2021 and 2020 are presented in the following table:

	December 31,
	2021	2020
Total capital to risk weighted assets:
Pinnacle Financial	13.8%	14.3%
Pinnacle Bank	12.6%	12.7%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	11.7%	10.9%
Pinnacle Bank	11.9%	11.4%
Common equity Tier 1 capital:
Pinnacle Financial	10.9%	10.0%
Pinnacle Bank	11.9%	11.4%
Tier 1 capital to average assets (*):
Pinnacle Financial	9.7%	8.6%
Pinnacle Bank	9.9%	9.1%
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

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, both we and our bank subsidiary have elected the option to delay the estimated impact on regulatory capital resulting from the adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”), was delayed through December 31, 2021. Beginning on January 1, 2022, the cumulative amount of the transition adjustments of $68.0 million became fixed and will be phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024. Beginning January 1, 2025, the temporary regulatory capital benefits will be fully reversed. A CECL transitional amount totaling $68.0 million has been added back to CET1 as of December 31, 2021. The CECL transitional amount includes $31.8 million related to the cumulative effect of adopting CECL on January 1, 2020, and $36.2 million related to the estimated incremental effect of CECL since adoption. The CECL transitional amount as of December 31, 2020 totaled $73.4 million.

Share Repurchase Program. On November 13, 2018, we announced that our board of directors authorized a share repurchase program for up to $100.0 million of our outstanding common stock and on October 15, 2019, the board approved an additional $100.0 million of repurchase authorization. The initial repurchase program expired on March 31, 2020 and the additional $100.0 million authorization expired on December 31, 2020, though it had been suspended since the end of the first quarter of 2020 due to uncertainty surrounding the pandemic. Between November 13, 2018 and December 31, 2019, we repurchased approximately 1.5 million shares of our common stock at an aggregate cost of $82.1 million pursuant to these authorizations. During the quarter ended March 31, 2020, we repurchased approximately 1.0 million shares of our common stock at an aggregate cost of $50.8 million. Our last purchase of shares of our common stock occurred on March 19, 2020. On January 19, 2021, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, pursuant to which we have acquired no shares of our common stock. The authorization for this program will remain in effect through March 31, 2022. On January 18, 2022, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock to commence upon expiration of our existing share repurchase program that is set to expire on March 31, 2022. This authorization is to remain in effect through March 31, 2023.

Dividends. Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of its retained net profits for that year plus the retained net profits for the preceding two years. During the year ended December 31, 2021, Pinnacle Bank paid dividends of $99.8 million to us which was within the limits allowed by the TDFI.

During the year ended December 31, 2021, we paid $55.5 million in dividends to common shareholders. On January 18, 2022 our board of directors declared a $0.22 quarterly cash dividend to common shareholders (approximately $16.6 million in aggregate) that was paid on February 25, 2022 to common shareholders of record as of the close of business on February 4, 2022.

During the year ended December 31, 2021, we paid $15.2 million of dividends on our Series B Preferred Stock. On January 18, 2022 our board of directors declared a $16.88 quarterly cash dividend (approximately $3.8 million in aggregate) that will be paid on March 1, 2022 to preferred shareholders of record as of the close of business on February 14, 2022. This dividend equates to $0.422 per share on our depositary shares.

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

During the year ended December 31, 2021, there were several noteworthy factors when comparing the results of both the earnings simulation and the economic value of equity modeling results as of December 31, 2021, to the modeling results at December 31, 2020:
•The Federal Reserve maintained an accommodative monetary policy stance in response to the COVID-19 pandemic resulting in high levels of on-balance-sheet liquidity.
•We deployed $1.0 billion of liquidity into reverse repo agreements with floating-rate structures.
•We unwound a $1.5 billion in-the-money interest rate floor derivative.
•We slowed growth in our portfolio of in-the-money client loan interest rate floors.
•The fixed-rate PPP loan portfolio declined $1.4 billion with most proceeds transitioning to floating-rate assets.

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

	Estimated % Change in Net Interest Income Over 12 Months
	December 31, 2021*	December 31, 2020*
Instantaneous Rate Change
300 bps increase	10.3%	2.9%
200 bps increase	6.7%	0.6%
100 bps increase	2.8%	(0.7%)
100 bps decrease	(2.5%)	(0.3%)
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

At December 31, 2021, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At December 31, 2021, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

	December 31, 2021*	December 31, 2020
Instantaneous Rate Change
300 bps increase	(12.4%)	(16.2%)
200 bps increase	(7.2%)	(11.0%)
100 bps increase	(1.0%)	(4.1%)
100 bps decrease	(8.1%)	(4.4%)
*: Negative interest rates are not contemplated in these scenarios. The Treasury curve and all short-term rate indices, such as Fed Funds, LIBOR, etc., are assumed to be zero bound.Funds, LIBOR, etc., are assumed to be zed.

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

At December 31, 2021, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods. At present, ALCO has determined that its "most likely" rate scenario assumes four 25 basis point increases in the Federal Funds Rate during 2022. Our "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At December 31, 2021, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB Cincinnati and, pursuant to a borrowing agreement with the FHLB Cincinnati, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity at the FHLB Cincinnati. At December 31, 2021, we believe we had an estimated $3.1 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $155.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than one month. There were no outstanding borrowings under these agreements at December 31, 2021, or during the year then ended, although we test the availability of these accommodations periodically. Pinnacle Bank also had approximately $3.4 billion in available Federal Reserve discount window lines of credit at December 31, 2021.

At December 31, 2021 and 2020, excluding reciprocating time and money market deposits issued through the IntraFiNetwork, we had approximately $1.4 billion and $3.5 billion, respectively, in brokered deposits. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. During 2020, and in response to the uncertainty resulting from the COVID-19 pandemic, we intentionally increased our levels of on-balance sheet liquidity. During the first quarter of 2020, this increase was funded by a combination of increased core deposits, increased borrowings from the FHLB Cincinnati and increases in brokered time deposits. Core deposit growth during 2020 and 2021 increased such that we were able to prepay certain wholesale maturities while maintaining an elevated level of on-balance sheet liquidity. We intend to prepay and/or let mature wholesale funding as core deposit levels allows.

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

At December 31, 2021, we had no individually significant commitments for capital expenditures. But, we believe the number of our locations, including non-branch locations, will increase over an extended period of time across our footprint and that certain of our locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. Additionally, we expect we will continue to incur costs associated with technology improvements to enhance the infrastructure of our firm.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds) and FHLB Cincinnati advances.

We have certain contractual obligations as of December 31, 2021, which by their terms have a contractual maturity and termination dates subsequent to December 31, 2021. Each of these commitments is noted throughout Item 7. Management's Discussion and Analysis. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months and that we will have adequate liquidity to meet our obligations over a longer-term as well.

Off-Balance Sheet Arrangements.  At December 31, 2021, we had outstanding standby letters of credit of $278.0 million and unfunded loan commitments outstanding of $12.8 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At December 31, 2021, we had accrued $22.5 million related to expected credit losses associated with off-balance sheet commitments.

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

Our board of directors and members of senior management have identified major categories of risk: credit risk, liquidity risk, strategic risk, reputational risk, operational risk (including IT, Cyber and BSA/AML), compliance risk, asset liability management risk, capital risk, HR employment practices risk and non-bank activities risk. In its oversight role of our risk management function, our board of directors, acting principally, but not exclusively, through a Risk Committee comprised solely of independent directors, focuses on the strategies, analyses and conclusions of management relating to identifying, understanding and managing risks so as to optimize total shareholder value, while balancing prudent business and safety and soundness considerations. The Risk Committee (or in some cases the full board of directors) fulfills the overarching oversight role for the risk management process, including approving risk appetite and tolerance levels, risk policies and limits, monitoring key and emerging risks, and reviewing risk assessment results. We are also committed to understanding the impacts of climate change related to its activities and to partner with the communities in which it operates, to do the same. We expect that climate change will be increasingly impactful over time, and we will monitor closely to understand regulatory, environmental and business partner impacts that influence our business and the clients and communities we serve. In addition, oversight of certain risk is allocated to other committees of the board of directors that meet regularly and report to our board of directors, including the Audit Committee and Human Resources and Compensation Committee.

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

Various departments within Pinnacle Bank, working with our Chief Risk Officer, are responsible for developing policies and procedures to effectively monitor risks within their areas. For instance, our compliance department is responsible for developing policies and procedures and monitoring our compliance with applicable laws and regulations while our information technology department is responsible for maintaining a risk assessment of our information and cyber security risks and ensuring appropriate controls are in place to manage and control such risks, including designing appropriate testing plans to ensure the integrity of information and cyber security controls. Additionally, we are committed to understanding the impacts of climate change related to its activities and to partner with the communities in which it operates, to do the same. Further, our audit function (including our internal audit function) performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee. Both the Risk Committee and Audit Committee of our board of directors regularly report on risk-related matters to the full board of directors. In addition, both the Risk Committee of our board of directors and our Enterprise Wide Risk Management Committee regularly assess our enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 51 through 83 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS

Pinnacle Financial Partners, Inc. and Subsidiaries

Consolidated Financial Statements

173

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2021, the Company's internal control over financial reporting is effective based on the criteria set forth by COSO.

The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting. This report appears on page 89 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Nashville, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2022 expressed an unqualified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans – Qualitative Adjustments
As described in Note 1 Summary of Significant Accounting Policies and Note 5 Loans and Allowance for Credit Losses (“ACL”) to the consolidated financial statements, the Company’s consolidated allowance for credit losses on loans was $263.2 million at December 31, 2021 and provision for credit losses on loans was $16.9 million for the year then ended. The Company primarily employed a probability of default (“PD”) and loss given default (“LGD”) modeling approach. The PD assumption of the Company’s ACL model utilized historical correlations between default experience and certain macroeconomic factors as determined through a statistical regression analysis. Losses are predicted over a period of time determined to be reasonable and supportable, and then reverted to long term historical averages. The Company adjusted its calculated PD assumptions and overall ACL with qualitative adjustments that are not inherently considered in the quantitative component of the methodology. These adjustments are based primarily upon quarterly trend assessments in portfolio concentrations, policy exceptions, associated retention, independent loan review results, collateral considerations, risk ratings, competition, and peer group credit quality trends. Additional qualitative considerations are made for any identified risk factors not present in the historical credit loss data, including potential impact of the COVID-19 pandemic.

While the qualitative categories and the measurements utilized to quantify the risks associated with each of the qualitative adjustments are built primarily upon objective measurements where applicable, they are subjectively developed and interpreted by management. The audit procedures over the qualitative adjustments utilized in management’s methodology involved challenging and subjective auditor judgment. Therefore, we identified auditing the qualitative adjustments applied as a critical audit matter.

The primary audit procedures we performed to address this critical audit matter included the following:

Tested the effectiveness of the Company’s controls over the qualitative adjustments including:
•Relevance and reliability of the data used to support qualitative adjustments
•Reasonableness of assumptions and judgments made for qualitative adjustments
•Reasonableness of the output of the qualitative adjustments determined through the Company’s qualitative framework.

Performed substantive testing over the qualitative adjustments including:
•Tested the relevance and reliability of the data used by management to support qualitative adjustments
•Tested the reasonableness of assumptions and judgments used by management to determine qualitative adjustments
•Assessed the appropriateness and reasonableness of the framework developed for qualitative adjustments, including evaluating management’s judgments as to which factors impacted the qualitative adjustments for each portfolio segment.

/s/ Crowe LLP

We have served as the Company's auditor since 2016.

Denver, Colorado
February 28, 2022

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Nashville, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited Pinnacle Financial Partners, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements") and our report dated February 28, 2022 expressed an unqualified opinion.

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
Denver, Colorado
February 28, 2022

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(in thousands)
	December 31,
ASSETS	2021	2020
Cash and noninterest-bearing due from banks	$188,287	$203,296
Restricted cash	82,505	223,788
Interest-bearing due from banks	3,830,747	3,522,224
Federal funds sold and other	—	12,141
Cash and cash equivalents	4,101,539	3,961,449

Securities purchased under agreements to resell	1,000,000	—
Securities available-for-sale, at fair value	4,914,194	3,586,681
Securities held-to-maturity (fair value of $1.2 billion and $1.1 billion, net of allowance for credit losses of $161,000 and $191,000 at Dec. 31, 2021, and at Dec. 31, 2020, respectively)	1,155,958	1,028,359
Consumer loans held-for-sale	45,806	87,821
Commercial loans held-for-sale	17,685	31,200

Loans	23,414,262	22,424,501
Less allowance for credit losses	(263,233)	(285,050)
Loans, net	23,151,029	22,139,451

Premises and equipment, net	288,182	290,001
Equity method investment	360,833	308,556
Accrued interest receivable	98,813	104,078
Goodwill	1,819,811	1,819,811
Core deposits and other intangible assets	33,819	42,336
Other real estate owned	8,537	12,360
Other assets	1,473,193	1,520,757
Total assets	$38,469,399	$34,932,860

Deposits:
Non-interest-bearing	$10,461,071	$7,392,325
Interest-bearing	6,530,015	5,689,095
Savings and money market accounts	12,179,663	11,099,523
Time	2,133,784	3,524,632
Total deposits	31,304,533	27,705,575
Securities sold under agreements to repurchase	152,559	128,164
Federal Home Loan Bank advances	888,681	1,087,927
Subordinated debt and other borrowings	423,172	670,575
Accrued interest payable	12,504	24,934
Other liabilities	377,343	411,074
Total liabilities	33,158,792	30,028,249
Stockholders' equity:
Preferred stock, no par value; 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at Dec. 31, 2021 and 2020, respectively	217,126	217,126
Common stock, par value $1.00; 180.0 million shares authorized; 76.1 million and 75.9 million shares issued and outstanding at Dec. 31, 2021 and 2020, respectively	76,143	75,850
Additional paid-in capital	3,045,802	3,028,063
Retained earnings	1,864,350	1,407,723
Accumulated other comprehensive income, net of taxes	107,186	175,849
Total stockholders' equity	5,310,607	4,904,611
Total liabilities and stockholders' equity	$38,469,399	$34,932,860

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share information)

	For the years ended December 31,
	2021	2020	2019
Interest income:
Loans, including fees	$924,043	$919,744	$955,388
Securities:
Taxable	34,769	35,663	46,649
Tax-exempt	64,848	58,867	51,138
Federal funds sold and other	7,554	6,768	14,761
Total interest income	1,031,214	1,021,042	1,067,936

Interest expense:
Deposits	54,116	135,547	231,641
Securities sold under agreements to repurchase	239	350	570
Federal Home Loan Bank advances and other borrowings	44,458	63,357	69,583
Total interest expense	98,813	199,254	301,794
Net interest income	932,401	821,788	766,142
Provision for credit losses	16,126	203,815	27,283
Net interest income after provision for credit losses	916,275	617,973	738,859

Noninterest income:
Service charges on deposit accounts	41,311	34,282	36,769
Investment services	37,917	29,537	24,187
Insurance sales commissions	10,516	10,055	9,344
Gains on mortgage loans sold, net	32,424	60,042	24,335
Investment gains (losses) on sales, net	759	986	(5,941)
Trust fees	20,724	16,496	14,184
Income from equity method investment	122,274	83,539	90,111
Other noninterest income	129,809	82,903	70,837
Total noninterest income	395,734	317,840	263,826

Noninterest expense:
Salaries and employee benefits	436,006	334,483	313,359
Equipment and occupancy	95,250	88,475	84,582
Other real estate (benefit) expense, net	(712)	8,555	4,228
Marketing and other business development	12,888	10,693	13,251
Postage and supplies	8,195	7,819	8,144
Amortization of intangibles	8,518	9,793	9,908
Other noninterest expense	99,959	104,637	71,676
Total noninterest expense	660,104	564,455	505,148
Income before income taxes	651,905	371,358	497,537
Income tax expense	124,582	59,037	96,656
Net income	$527,323	$312,321	$400,881
Preferred stock dividends	15,192	7,596	—
Net income available to common shareholders	$512,131	$304,725	$400,881

Per share information:
Basic net income per common share	$6.79	$4.04	$5.25
Diluted net income per common share	$6.75	$4.03	$5.22
Weighted average common shares outstanding:
Basic	75,468,339	75,376,489	76,364,303
Diluted	75,927,147	75,654,385	76,763,903

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income:	$527,323	$312,321	$400,881
Other comprehensive income (loss), net of tax:
Changes in fair value on available-for-sale securities, net of tax	(32,509)	92,829	81,658
Changes in fair value of cash flow hedges, net of tax	(18,373)	52,798	(5,179)
Amortization (accretion) of net unrealized losses (gains) on securities transferred from available-for-sale to held-to-maturity, net of tax	(7,575)	(5,126)	184
Loss (gain) on cash flow hedges reclassified from other comprehensive income into net income, net of tax	(9,645)	5,542	1,588
Net loss (gain) on sale of investment securities reclassified from other comprehensive income into net income, net of tax	(561)	(728)	4,388
Total other comprehensive income (loss), net of tax	(68,663)	145,315	82,639
Total comprehensive income	$458,660	$457,636	$483,520

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share information)
For the each of the years in the three-year period ended December 31, 2021

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Amount	Shares	Amount
December 31, 2018	$—	77,484	$77,484	$3,107,431	$833,130	$(52,105)	$3,965,940
Exercise of employee common stock options	—	59	59	1,210	—	—	1,269
Repurchase of common stock	—	(1,102)	(1,102)	(60,314)	—	—	(61,416)
Common dividends paid ($0.64 per share)	—	—	—	—	(49,828)	—	(49,828)
Issuance of restricted common shares, net of forfeitures	—	211	211	(211)	—	—	—
Restricted shares withheld for taxes	—	(88)	(88)	(4,875)	—	—	(4,963)
Compensation expense for restricted shares & performance stock units	—	—	—	21,226	—	—	21,226
Net income	—	—	—	—	400,881	—	400,881
Other comprehensive income	—	—	—	—	—	82,639	82,639
December 31, 2019	$—	76,564	$76,564	$3,064,467	$1,184,183	$30,534	$4,355,748
Issuance of preferred stock, net of issuance costs	217,126	—	—	—	—	—	217,126
Exercise of employee common stock options	—	18	18	392	—	—	410
Repurchase of common stock	—	(1,015)	(1,015)	(49,775)	—	—	(50,790)
Preferred dividends paid ($16.88 per share)	—	—	—	—	(7,596)	—	(7,596)
Common dividends paid ($0.64 per share)	—	—	—	—	(49,389)	—	(49,389)
Issuance of restricted common shares, net of forfeitures	—	255	255	(255)	—	—	—
Restricted shares withheld for taxes	—	(58)	(58)	(2,929)	—	—	(2,987)
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes and related tax benefits	—	86	86	(2,574)	—	—	(2,488)
Compensation expense for restricted shares & performance stock units	—	—	—	18,737	—	—	18,737
Net income	—	—	—	—	312,321	—	312,321
Cumulative effect of change in accounting principle	—	—	—	—	(31,796)	—	(31,796)
Other comprehensive income	—	—	—	—	—	145,315	145,315
December 31, 2020	$217,126	75,850	$75,850	$3,028,063	$1,407,723	$175,849	$4,904,611
Exercise of employee common stock options	—	45	45	956	—	—	1,001
Preferred dividends paid ($16.88 per share)	—	—	—	—	(15,192)	—	(15,192)
Common dividends paid ($0.72 per share)	—	—	—	—	(55,504)	—	(55,504)
Issuance of restricted common shares, net of forfeitures	—	213	213	(213)	—	—	—
Restricted shares withheld for taxes	—	(53)	(53)	(4,078)	—	—	(4,131)
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes and related tax benefits	—	88	88	(3,878)	—	—	(3,790)
Compensation expense for restricted shares & restricted & performance stock units	—	—	—	24,952	—	—	24,952
Net income	—	—	—	—	527,323	—	527,323
Other comprehensive loss	—	—	—	—	—	(68,663)	(68,663)
December 31, 2021	$217,126	76,143	$76,143	$3,045,802	$1,864,350	$107,186	$5,310,607
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the years ended December 31,
	2021	2020	2019
Operating activities:
Net income	$527,323	$312,321	$400,881
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	59,066	38,051	20,294
Depreciation, amortization and accretion	53,256	45,203	8,342
Provision for credit losses	16,126	203,815	27,283
Gains on mortgage loans sold, net	(32,424)	(60,042)	(24,335)
Investment losses (gains) on sales, net	(759)	(986)	5,941
Gain on other equity investments, net	(23,109)	(1,071)	(2,789)
Stock-based compensation expense	24,952	18,737	21,226
Deferred tax expense (benefit)	(12,232)	(58,315)	14,696
Losses (gains) on disposition of other real estate and other investments	(1,168)	7,604	2,927
Income from equity method investment	(122,274)	(83,539)	(90,111)
Dividends received from equity method investment	69,996	53,020	51,312
Excess tax benefit from stock compensation	(2,475)	(417)	(1,011)
Gains on commercial loans sold, net	(4,143)	(2,620)	(3,624)
Commercial loans held for sale originated	(564,647)	(407,578)	(402,623)
Commercial loans held for sale sold	582,305	396,584	404,615
Consumer loans held for sale originated	(2,037,897)	(2,122,796)	(1,396,968)
Consumer loans held for sale sold	2,112,336	2,176,836	1,373,678
Decrease (increase) in other assets	73,527	(157,294)	(57,499)
Increase (decrease) in other liabilities	(60,315)	69,241	79,264
Net cash provided by operating activities	657,444	426,754	431,499
Investing activities:
Activities in securities available-for-sale:
Purchases	(2,107,794)	(1,412,210)	(1,455,073)
Sales	37,457	145,631	737,717
Maturities, prepayments and calls	617,054	469,337	372,300
Activities in securities held-to-maturity:
Purchases	(186,260)	—	(3,822)
Maturities, prepayments and calls	40,442	20,473	8,300
Increase in securities purchased under agreements to resell	(1,000,000)	—	—
Increase in loans, net	(1,027,185)	(2,661,316)	(1,927,811)
Purchases of premises and equipment and software	(23,178)	(38,761)	(42,153)
Purchase of bank owned life insurance	—	(75,000)	(110,000)
Proceeds from bank owned life insurance settlement	1,656	6,486	321
Proceeds from sales of software, premises, and equipment	281	—	66
Acquisitions, net of cash acquired	—	—	(44,594)
Proceeds from sale of other real estate	6,090	13,272	8,446
Proceeds from (payments for) derivative instruments	99,710	35,680	(106,832)
Proceeds from sale of Federal Home Loan Bank stock	12,602	—	—
Purchase of trade name	—	(1,000)	—
Increase in other investments	(83,830)	(70,183)	(53,137)
Net cash used in investing activities	(3,612,955)	(3,567,591)	(2,616,272)
Financing activities:
Net increase in deposits	3,599,084	7,524,867	1,332,491
Net increase in securities sold under agreements to repurchase	24,395	1,810	21,613

Federal Home Loan Bank: Advances	—	762,473	2,672,500
Federal Home Loan Bank: Repayments/maturities	(200,001)	(1,737,521)	(2,053,555)
Proceeds from subordinated debt and other borrowings, net of issuance costs	—	56,568	316,078
Repayment of other borrowings	(250,000)	(136,661)	(184,175)
Principal payments of finance lease obligation	(261)	(243)	(226)
Issuance of preferred stock, net of issuance costs	—	217,126	—
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes	(3,790)	(2,488)	—
Exercise of common stock options, net of shares surrendered for taxes	(3,130)	(2,577)	(3,694)
Repurchase of common stock	—	(50,790)	(61,416)
Common stock dividends paid	(55,504)	(49,389)	(49,828)
Preferred stock dividends paid	(15,192)	(7,596)	—
Net cash provided by financing activities	3,095,601	6,575,579	1,989,788
Net increase (decrease) in cash, cash equivalents, and restricted cash	140,090	3,434,742	(194,985)
Cash, cash equivalents and restricted cash, beginning of year	3,961,449	526,707	721,692
Cash, cash equivalents and restricted cash, end of year	$4,101,539	$3,961,449	$526,707
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a financial holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank (Pinnacle Bank).  Pinnacle Bank is a Tennessee state-chartered commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue), BNC Bancorp (BNC) and Advocate Capital, Inc. (Advocate Capital) on July 31, 2015, September 1, 2015, July 1, 2016, June 16, 2017 and July 2, 2019, respectively. Pinnacle Financial and Pinnacle Bank also collectively hold a 49% interest in Bankers Healthcare Group, LLC (BHG), a company that primarily serves as a full-service commercial loan provider to healthcare and other professional practices. Pinnacle Bank provides a full range of banking services, including investment, mortgage, and insurance services, and comprehensive wealth management services, in its 15 primarily urban markets across the Southeast.

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

Impairment — Long-lived assets, including purchased intangible assets subject to amortization, such as core deposit intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Pinnacle Financial had $33.8 million and $42.3 million of long-lived intangibles at December 31, 2021 and 2020, respectively.

Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. Accounting Standards Codification (ASC) 350, Intangibles - Goodwill and Other, provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity performs a qualitative assessment and determines it is necessary, or if a qualitative assessment is not performed, the entity is required to perform a one-step test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If, based on a qualitative assessment, an entity determines that the fair value of a reporting unit is more than its carrying amount, the one-step goodwill impairment test is not required.

Pinnacle Financial performed a qualitative assessment as of September 30, 2021 by examining changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in the share price of Pinnacle Financial's common stock. The results of the qualitative assessment indicated that it was more likely than not that the estimated fair value of Pinnacle Financial's sole reporting unit exceeded its carrying value amount at September 30, 2021 and, therefore, no goodwill impairment was recorded.

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

	Goodwill	Core deposit and other intangible assets	Total
Balance at December 31, 2020	$1,819,811	$42,336	$1,862,147
Amortization	—	(8,518)	(8,518)
Balance at December 31, 2021	$1,819,811	$33,819	$1,853,630

The following table presents the gross carrying amount and accumulated amortization for the core deposit and other intangible assets (in thousands):

	December 31, 2021	December 31, 2020
Gross carrying amount	$108,665	$108,665
Accumulated amortization	(74,846)	(66,329)
Net book value	$33,819	$42,336

Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold, short-term discount notes and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents.  The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2021 as follows (in thousands):

	For the years ended December 31,
	2021	2020	2019
Cash Payments:
Interest	$110,119	$215,888	$287,272
Income taxes paid	108,304	110,798	86,960
Noncash Transactions:
Loans charged-off to the allowance for credit losses	54,996	49,333	28,467
Loans foreclosed upon with repossessions transferred to other real estate	1,098	3,436	17,937
Loans foreclosed upon with repossessions transferred to other repossessed assets	—	25	93
Other real estate sales financed	—	—	871
Fixed assets transferred to other real estate	—	—	8,182
Available-for-sale securities transferred to held-to-maturity portfolio	—	873,613	—
Right-of-use assets recognized in the period in exchange for lease obligations(1)	17,642	15,820	90,927
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

Allowance for Credit Losses - Securities Held-to-Maturity - Expected credit losses on debt securities classified as held-to-maturity are measured on a collective basis by major security type. Pinnacle has a zero loss expectation for certain securities within the portfolio, including U.S government agency securities and residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. The remainder of the portfolio consists of municipal securities rated A or higher by the ratings agencies. The estimates of expected credit losses for the municipal securities are based on historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The credit models utilized rely on regression analyses to predict probability of default (PD) based on projected macroeconomic factors, including unemployment rates and gross domestic product (GDP), among others. A reasonable and supportable period of eighteen months and reversion period of twelve months is utilized to estimate credit losses on held-to-maturity municipal securities. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

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

Loans — Pinnacle Financial uses the following loan segments for financial reporting purposes: owner occupied commercial real estate mortgage, non-owner occupied commercial real estate, consumer real estate mortgage, construction and land development, commercial and industrial and consumer and other. The appropriate classification is determined based on the underlying collateral utilized to secure each loan. These classifications are consistent with those utilized in the Quarterly Report of Condition and Income filed by Pinnacle Bank with the Federal Deposit Insurance Corporation (FDIC).

Loans are reported at their outstanding principal balances, net of applicable purchase accounting and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method. At December 31, 2021 and 2020, net deferred loan fees of $34.3 million and $53.2 million respectively, were included as a reduction to loans on the accompanying consolidated balance sheets.

As part of our routine credit monitoring process, commercial loans receive risk ratings by the assigned financial advisor and are subject to validation by our independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pinnacle Financial believes that its categories follow those outlined by the FDIC, Pinnacle Bank's primary federal regulator. At December 31, 2021, approximately 76.6% of Pinnacle Financial's loan portfolio was assigned a specifically assigned risk rating. Certain consumer loans and commercial relationships that possess certain qualifying characteristics, including individually smaller balances, are generally not assigned an individual risk rating but are evaluated collectively for credit risk as a homogeneous pool of loans and individually as either accrual or nonaccrual based on the performance of the loan. Additional substantial credit risk review procedures were performed during 2020 and 2021 to assess the impacts of the COVID-19 pandemic on the loan portfolio, and impacted loans have continued to be monitored throughout 2021 as part of the routine credit monitoring process. The results of these procedures are reflected in Pinnacle Financial's risk rating disclosures included in Note 5. Loans and Allowance for Credit Losses herein.

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

Allowance for Credit Losses - Loans - Pinnacle Financial adopted FASB ASC 326 effective January 1, 2020, which requires the estimation of an allowance for credit losses in accordance with the Current Expected Credit Losses (CECL) methodology. Pinnacle Financial's management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

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

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. At December 31, 2021, a reasonable and supportable period of twenty-four months was utilized for all loan segments, followed by a twelve month straight line reversion to long term averages.

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

The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios. These adjustments are based upon quarterly trend assessments in portfolio concentrations, policy exceptions, associate retention, independent loan review results, collateral considerations, risk ratings, competition and peer group credit quality trends. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors. Additional qualitative considerations are made for any identified risk which did not exist within our portfolio historically and therefore may not be adequately addressed through evaluation of such risk factor based on historical portfolio trends as previously discussed.

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. Individual evaluations are generally performed for loans greater than $1.0 million which have experienced significant credit deterioration. Such loans are evaluated for credit losses based on either discounted cash flows or the fair value of collateral. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral, less selling costs. For loans for which foreclosure is not probable, but for which repayment is expected to be provided substantially through the operation or sale of the collateral, Pinnacle Financial has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, with selling costs considered in the event sale of the collateral is expected. Loans for which terms have been modified in a troubled-debt restructuring (TDR) are evaluated using these same individual evaluation methods. In the event the discounted cash flow method is used for a TDR, the original interest rate is used to discount expected cash flows.

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

Allowance for Credit Losses on Off Balance Sheet Credit Exposures — Pinnacle Financial estimates expected credit losses over the contractual term of obligations to extend credit, unless the obligation is unconditionally cancellable. The allowance for off balance sheet exposures is adjusted through the provision for credit losses. The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions as used to estimate credit losses on existing funded loans.

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

Pinnacle Financial, or a subsidiary of Pinnacle Financial, is the lessee with respect to multiple office locations. At December 31, 2021, all such leases were being accounted for as operating leases within the accompanying consolidated financial statements, with the exception of one lease agreement classified as a finance lease. Pinnacle Financial recognizes right-of-use assets and lease liabilities reflecting the present value of future minimum lease payments under its lease agreements in accordance with Accounting Standards Update 2016-02, Leases.

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

Included in the accompanying consolidated balance sheet at December 31, 2021 and 2020 is $8.5 million and $12.4 million, respectively, of OREO with no related property-specific valuation allowances in either period. During the year ended December 31, 2021, Pinnacle Financial had a net foreclosed real estate benefit of $712,300 compared to net foreclosed real estate expense of $8.6 million and $4.2 million, respectively, during the years ended December 31, 2020 and 2019.

Other Assets — Included in other assets as of December 31, 2021 and 2020, is approximately $5.1 million and $4.5 million, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial's primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2021, 2020, and 2019, Pinnacle Financial's amortization expense was approximately $1.6 million, $2.3 million and $2.7 million, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Bank has outstanding borrowings, including the Federal Home Loan Bank of Cincinnati. At December 31, 2021 and 2020, the cost of these investments was $67.8 million and $80.4 million, respectively. Pinnacle Financial determined that cost approximates the fair value of these investments. Additionally, Pinnacle Financial has recorded certain investments in other non-public entities and funds at fair value, of $101.0 million and $47.8 million at December 31, 2021 and 2020, respectively. During 2021, 2020 and 2019, Pinnacle Financial recorded net gains of $23.1 million, $1.1 million and $2.8 million, respectively, on these investments due to changes in their fair value. Pinnacle Financial has an investment in twelve statutory business trusts valued at $4.0 million as of December 31, 2021. The statutory business trusts were established to issue preferred securities, the dividends for which are paid with interest payments Pinnacle Financial makes on subordinated debentures it issued to the statutory business trusts.

Pinnacle Bank is the owner and beneficiary of various life insurance policies on certain key executives and certain current and former directors and associates, including policies that were acquired in mergers. Collectively, these policies are reflected in other assets in the accompanying consolidated balance sheets at their respective cash surrender values. At December 31, 2021 and 2020, the aggregate cash surrender value of these policies was approximately $761.9 million and $743.9 million, respectively. Noninterest income related to these policies was $18.9 million, $18.8 million, and $17.4 million, during the years ended December 31, 2021, 2020 and 2019, respectively.

Also, as part of our compliance with the Community Reinvestment Act (CRA), we have investments in low income housing entities totaling $189.6 million and $143.2 million, net, as of December 31, 2021 and 2020, respectively. Included in our CRA investments are investments of $116.2 million and $90.2 million at December 31, 2021 and 2020, respectively, net of amortization, that qualify for federal low income housing tax credits. The investments are accounted for under the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received. The amortization and benefits are recognized as a component of income tax expense in the consolidated statements of income. The investments are recorded using the cost method.

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

Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and state income tax returns. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. Pinnacle Financial has a Real Estate Investment Trust subsidiary that files a separate federal tax return, but its income is included in the consolidated group's return as required by the federal tax laws. Pinnacle Financial remains open to audit under the statute of limitations by the IRS and the states in which Pinnacle operates for the years ended December 31, 2018 through 2021.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest and penalties were recorded for the year ended December 31, 2021. Pinnacle Financial recognized $571,000 in interest and penalties for the year ended December 31, 2020. No interest and penalties were recorded for the year ended December 31, 2019.

Income Per Common Share — Basic net income per common share (EPS) is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average common shares outstanding is attributable to common stock options, restricted share awards, and restricted share unit awards, including those with performance-based vesting provisions. The dilutive effect of outstanding options, restricted share awards, and restricted share unit awards is reflected in diluted EPS by application of the treasury stock method.

As of December 31, 2021, there were 56,147 stock options outstanding to purchase common shares. For the years ended December 31, 2021, 2020 and 2019, respectively, 458,808, 277,896 and 399,600 of dilutive stock options, dilutive restricted shares and restricted share units were included in the diluted earnings per share calculation under the treasury stock method. For the years ended December 31, 2021, 2020 and 2019, there were 32,684, 394,593 and 160,492 respectively, restricted shares excluded from the calculation because they were deemed to be antidilutive.

The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2021 (dollars in thousands except earnings per share):

	December 31, 2021	December 31, 2020	December 31, 2019
Basic earnings per common share calculation:
Numerator - Net income available to common shareholders	$512,131	$304,725	$400,881

Denominator – Weighted average common shares outstanding	75,468,339	75,376,489	76,364,303
Basic net income per common share	$6.79	$4.04	$5.25

Diluted earnings per common share calculation:
Numerator - Net income available to common shareholders	$512,131	$304,725	$400,881

Denominator – Weighted average common shares outstanding	75,468,339	75,376,489	76,364,303
Dilutive shares contingently issuable	458,808	277,896	399,600
Weighted average diluted common shares outstanding	75,927,147	75,654,385	76,763,903
Diluted net income per common share	$6.75	$4.03	$5.22

Stock-Based Compensation — Stock-based compensation expense is recognized based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures. ASC 718-20, Compensation – Stock Compensation Awards Classified as Equity, allows forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Service based awards with multiple vesting periods are expensed over the entire requisite period as if the award were a single award. For awards with performance vesting criteria, anticipated performance is projected to determine the number of awards expected to vest, and the corresponding aggregate expense is adjusted to reflect the elapsed portion of the applicable performance period.

Comprehensive Income (Loss) — Comprehensive income (loss) consists of the total of all components of comprehensive income (loss) including net income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but excluded from net income (loss). As of December 31, 2021, 2020 and 2019, Pinnacle Financial's other comprehensive income (loss) consists primarily of unrealized gains and losses on securities available-for-sale, net of deferred tax expense (benefit) and unrealized gains (losses) on derivative hedging relationships.

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

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Pinnacle Financial is implementing a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. Pinnacle Financial is assessing ASU 2020-04 and its impact on the transition away from LIBOR for its loans and other financial instruments. Beginning in 2022, Pinnacle Financial no longer utilizes LIBOR as a reference rate for new or renewed loans with its borrowers.

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

Subsequent Events — ASC Topic 855,  Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after December 31, 2021 through the date of the issued financial statements. On January 1, 2022, Pinnacle Financial transferred, at fair value, $1.1 billion of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax losses of $1.5 million remained in accumulated other comprehensive income (loss) and will be amortized over the remaining lives of the securities, offsetting the related amortization of discount or accretion of premium on the transferred securities. No gains or losses were recognized at the time of the transfer.

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

At December 31, 2021, Pinnacle Financial has recorded technology, trade name and customer relationship intangibles, net of related amortization, of $6.8 million compared to $7.6 million as of December 31, 2020. Amortization expense of $752,000 was included in Pinnacle Financial's results for the year ended December 31, 2021 compared to $1.2 million for 2020 and $1.9 million for 2019. Accretion income of $1.5 million was included in Pinnacle Financial's results for the year ended December 31, 2021, while $2.1 million of accretion income was recorded in 2020 and $2.6 million was recorded in 2019. Additionally, at December 31, 2021, Pinnacle Financial had recorded accretable discounts associated with certain liabilities of BHG of $1.2 million compared to $2.7 million as of December 31, 2020.

During the year ended December 31, 2021, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $70.0 million in the aggregate, compared to $53.0 million during the year ended December 31, 2020 and $51.3 million during the year ended December 31, 2019. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated.

Pinnacle Bank has a participating interest in a $525.0 million revolving line of credit for the benefit of BHG in the amount of $100.0 million. At December 31, 2021, there was a $47.2 million outstanding balance on the line related to Pinnacle Bank's interest in the line. The line accrues interest at SOFR plus 200 basis points and is secured by all assets of BHG. The credit agreement contains covenants requiring BHG to maintain certain financial ratios and satisfy certain other affirmative and negative covenants. At December 31, 2021, neither BHG nor the originating bank had represented to Pinnacle Bank that BHG was not in compliance, in all material respects, with these covenants.

BHG partners with third party lenders, including Pinnacle Bank, to facilitate loan originations as part of BHG’s alternative financing portfolio, whereby BHG acts as the marketing firm and refers loans to the third party lenders for funding. The third party lenders receive a fee for each loan funded and subsequently sold to BHG. These loans are ultimately sold through BHG's network of clients, which includes Pinnacle Bank. During the years ended December 31, 2021, 2020 and 2019, respectively, BHG purchased $646.6 million, $453.8 million and $337.8 million of loans originated by Pinnacle Bank, respectively. During the years ended December 31, 2021 and 2020, Pinnacle Bank purchased $276.7 million and $100.0 million, respectively, of loans from BHG at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.75% and 5.00% per annum. Pinnacle Bank purchased no loans from BHG during the year ended December 31, 2019. At December 31, 2021 and 2020, there were $319.1 million and $95.8 million, respectively, of BHG joint venture program loans held by Pinnacle Bank.

The following summary of BHG's financial position and results of operations as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 are presented as unaudited due to BHG's fiscal year end being September 30 (in thousands):

Banker's Healthcare Group	December 31, 2021	December 31, 2020
Assets	$2,724,542	$1,330,317

Liabilities	$2,355,256	$1,088,135
Equity interests	369,286	242,182
Total liabilities and equity	$2,724,542	$1,330,317

	For the year ended December 31,
	2021	2020	2019
Revenues	$735,506	$457,928	$366,500
Net income, pre-tax	$241,051	$171,964	$182,462

Note 3.  Restricted Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2021 and 2020, the average daily balance maintained at the Federal Reserve was approximately $2.9 billion and $2.2 billion, respectively.

Restricted cash included on the consolidated balance sheets was $82.5 million and $223.8 million at December 31, 2021 and 2020, respectively. This restricted cash is maintained at banks as collateral primarily for our derivative portfolio.

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

Note 4.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2021 and 2020 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Securities available-for-sale:
U.S Treasury securities	$194,490	$—	$881	$193,609
U.S. Government agency securities	634,611	2,359	4,961	632,009
Mortgage-backed securities	1,908,675	29,874	18,310	1,920,239
State and municipal securities	1,774,119	52,961	3,243	1,823,837
Asset-backed securities	232,294	60	2,785	229,569
Corporate notes	114,355	3,082	2,506	114,931
	$4,858,544	$88,336	$32,686	$4,914,194
Securities held-to-maturity:
U.S. Government agency securities	11,920	—	37	11,883
Mortgage-backed securities	106,555	86	196	106,445
State and municipal securities	1,037,644	32,966	889	1,069,721
	$1,156,119	$33,052	$1,122	$1,188,049
Allowance for credit losses - securities held-to-maturity	(161)
Securities held-to-maturity, net of allowance for credit losses	$1,155,958
December 31, 2020
Securities available-for-sale:
U.S Treasury securities	$82,199	$10	$—	$82,209
U.S. Government agency securities	74,916	1,547	60	76,403
Mortgage-backed securities	1,623,759	67,759	2,327	1,689,191
State and municipal securities	1,411,288	44,559	12,484	1,443,363
Asset-backed securities	177,878	715	657	177,936
Corporate notes	117,256	2,632	2,309	117,579
	$3,487,296	$117,222	$17,837	$3,586,681
Securities held-to-maturity:
State and municipal securities	1,028,550	38,272	291	1,066,531
	$1,028,550	$38,272	$291	$1,066,531
Allowance for credit losses - securities held-to-maturity	(191)
Securities held-to-maturity, net of allowance for credit losses	$1,028,359

During the quarters ended March 31, 2020 and September 30, 2018, Pinnacle Financial transferred, at fair value, $873.6 million and $179.8 million, respectively, of municipal securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax gains of $69.0 million and net unrealized after tax losses of $2.2 million, respectively, remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of the transfer. At December 31, 2021, approximately $671.7 million of Pinnacle Financial's investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase. At December 31, 2021, repurchase agreements comprised of secured borrowings totaled $152.6 million and were secured by $152.6 million of pledged U.S. government agency securities, mortgage-backed securities, municipal securities, asset backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities for the counterparty to remain adequately secured.

The amortized cost and fair value of debt securities as of December 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$103,578	$103,533	$—	$—
Due in one year to five years	320,844	321,710	13,330	13,342
Due in five years to ten years	507,968	513,643	5,648	5,728
Due after ten years	1,785,185	1,825,500	1,030,586	1,062,534
Mortgage-backed securities	1,908,675	1,920,239	106,555	106,445
Asset-backed securities	232,294	229,569	—	—
	$4,858,544	$4,914,194	$1,156,119	$1,188,049

At December 31, 2021 and 2020, included in securities were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U.S. Treasury securities	$178,610	$881	$—	$—	$178,610	$881
U.S. Government agency securities	365,833	3,024	54,266	1,974	420,099	4,998
Mortgage-backed securities	825,664	11,859	178,956	6,647	1,004,620	18,506
State and municipal securities	363,102	2,665	57,270	1,045	420,372	3,710
Asset-backed securities	198,349	2,595	6,513	190	204,862	2,785
Corporate notes	14,991	554	20,270	1,952	35,261	2,506
Total temporarily-impaired securities	$1,946,549	$21,578	$317,275	$11,808	$2,263,824	$33,386

December 31, 2020
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency securities	9,962	38	6,091	22	16,053	60
Mortgage-backed securities	165,696	1,772	35,997	555	201,693	2,327
State and municipal securities	175,115	2,220	345,435	10,264	520,550	12,484
Asset-backed securities	46,399	207	52,840	450	99,239	657
Corporate notes	9,978	40	23,920	2,269	33,898	2,309
Total temporarily-impaired securities	$407,150	$4,277	$464,283	$13,560	$871,433	$17,837

The applicable date for determining when securities are in an unrealized loss position is December 31, 2021 and 2020. As such, it is possible that a security had a market value less than its amortized cost on other days during the twelve-month periods ended December 31, 2021 and 2020, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at December 31, 2021 and 2020, Pinnacle Financial had unrealized losses of $33.4 million and $17.8 million on $2.3 billion and $871.4 million, respectively, of securities. The unrealized losses associated with $873.6 million and $179.8 million of municipal securities transferred from the available-for-sale portfolio to the held-to-maturity portfolio during the quarters ended March 31, 2020 and September 30, 2018, respectively, represent unrealized losses since the date of purchase, independent of the impact associated with changes in the cost basis upon transfer between portfolios. As described in Note 1. Summary of Significant Accounting Policies, for any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial currently does not intend to sell those securities that have an unrealized loss at December 31, 2021, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at December 31, 2021 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at December 31, 2021. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type as described in Note 1. Summary of Significant Accounting Policies. At December 31, 2021, Pinnacle Financial's held-to-maturity securities consists of U.S. government agency, mortgage-backed and municipal securities. Pinnacle Financial has a zero loss expectation for U.S government agency securities and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. Credit losses on held-to-maturity municipal securities are estimated using probability of default and loss given default models driven primarily by macroeconomic factors over a reasonable and supportable period of eighteen months with a twelve month reversion to average loss factors. The allowance for credit losses on held-to-maturity securities totaled $161,000 and $191,000, at December 31, 2021 and 2020, respectively.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At December 31, 2021, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, during the years ended December 31, 2021, 2020 and 2019, available-for-sale securities of approximately $37.5 million, $145.6 million and $737.7 million, respectively, were sold, resulting in gross realized gains of $769,000, $2.2 million and $1.0 million, and gross realized losses of $10,000, $1.2 million and $6.9 million, respectively.

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

Note 5.  Loans and Allowance for Credit Losses

For financial reporting purposes, Pinnacle Financial classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed by Pinnacle Bank with the Federal Deposit Insurance Corporation (FDIC). Effective January 1, 2020, Pinnacle Financial adopted FASB ASU 2016-13 and related amendments, which introduced the CECL methodology for estimating credit losses. Accordingly, all information as of and for the years ended December 31, 2021 and 2020 is presented in accordance with ASU 2016-13 and all information prior to January 1, 2020 is presented in accordance with previously applicable GAAP.

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
•Commercial and industrial loans - Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows. Loans granted under the PPP, which are fully guaranteed by the SBA, are included in this category. Such loans totaled $371.1 million and $1.8 billion at December 31, 2021 and 2020, respectively.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification. Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

Loans at December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Commercial real estate:
Owner-occupied	$3,048,822	$2,802,227
Non-owner occupied	5,221,704	5,203,384
Consumer real estate – mortgage	3,680,684	3,099,172
Construction and land development	2,903,017	2,901,746
Commercial and industrial	8,074,546	8,038,457
Consumer and other	485,489	379,515
Subtotal	$23,414,262	$22,424,501
Allowance for credit losses	(263,233)	(285,050)
Loans, net	$23,151,029	$22,139,451

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes lesser than those of the other defined risk categories further described below. Pinnacle Financial believes its categories follow those used by Pinnacle Bank's primary regulators. At December 31, 2021, approximately 76.6% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination or most recent renewal as of December 31, 2021 (in thousands):

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Commercial real estate- owner occupied
Pass	$951,693	$732,232	$390,068	$327,933	$190,395	$294,150	$72,222	$2,958,693
Special Mention	9,462	21,875	21,633	2,246	6,952	3,806	5,885	71,859
Substandard (1)	3,976	1,349	5,823	219	3,626	582	—	15,575
Substandard-nonaccrual	651	70	397	982	395	200	—	2,695
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$965,782	$755,526	$417,921	$331,380	$201,368	$298,738	$78,107	$3,048,822
Commercial real estate- Non-owner occupied
Pass	$1,662,320	$915,986	$826,859	$428,119	$353,775	$454,916	$72,744	$4,714,719
Special Mention	94,183	288,608	43,925	8,917	26,295	27,937	—	489,865
Substandard (1)	1,676	8,050	1,353	2,939	1,698	—	—	15,716
Substandard-nonaccrual	—	—	—	501	—	903	—	1,404
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - Non-owner occupied	$1,758,179	$1,212,644	$872,137	$440,476	$381,768	$483,756	$72,744	$5,221,704
Consumer real estate – mortgage
Pass	$1,231,491	$576,608	$306,762	$189,715	$110,420	$284,642	$964,902	$3,664,540
Special Mention	120	—	—	688	—	752	—	1,560
Substandard (1)	—	864	—	—	—	1,817	1,640	4,321
Substandard-nonaccrual	188	699	4,469	704	209	3,540	454	10,263
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$1,231,799	$578,171	$311,231	$191,107	$110,629	$290,751	$966,996	$3,680,684
Construction and land development
Pass	$1,584,155	$802,059	$406,645	$72,112	$12,290	$2,873	$9,495	$2,889,629
Special Mention	3,049	883	8,908	—	—	—	—	12,840
Substandard (1)	—	—	11	18	—	163	—	192
Substandard-nonaccrual	—	—	229	—	—	127	—	356
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$1,587,204	$802,942	$415,793	$72,130	$12,290	$3,163	$9,495	$2,903,017
Commercial and industrial
Pass	$3,321,855	$811,693	$559,902	$265,516	$105,454	$127,880	$2,694,814	$7,887,114
Special Mention	14,447	4,428	37,496	7,043	1,197	383	31,794	96,788
Substandard (1)	18,752	447	5,222	11,997	3,444	17	33,916	73,795
Substandard-nonaccrual	298	11,831	353	403	95	349	3,520	16,849
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$3,355,352	$828,399	$602,973	$284,959	$110,190	$128,629	$2,764,044	$8,074,546

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Consumer and other
Pass	$196,605	$82,103	$5,977	$2,235	$2,099	$1,534	$194,934	$485,487
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	—	—	—	—	—	2	2
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$196,605	$82,103	$5,977	$2,235	$2,099	$1,534	$194,936	$485,489
Total loans
Pass	$8,948,119	$3,920,681	$2,496,213	$1,285,630	$774,433	$1,165,995	$4,009,111	$22,600,182
Special Mention	121,261	315,794	111,962	18,894	34,444	32,878	37,679	672,912
Substandard (1)	24,404	10,710	12,409	15,173	8,768	2,579	35,556	109,599
Substandard-nonaccrual	1,137	12,600	5,448	2,590	699	5,119	3,976	31,569
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$9,094,921	$4,259,785	$2,626,032	$1,322,287	$818,344	$1,206,571	$4,086,322	$23,414,262
(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding TDRs. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $109.6 million at December 31, 2021, compared to $173.5 million at December 31, 2020.

The table below presents the aging of past due balances by loan segment at December 31, 2021 and December 31, 2020 (in thousands):

December 31, 2021	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans
Commercial real estate:
Owner-occupied	$727	$—	$2,426	$3,153	$3,045,669	$3,048,822
Non-owner occupied	1,434	—	645	2,079	5,219,625	5,221,704
Consumer real estate – mortgage	8,710	122	4,450	13,282	3,667,402	3,680,684
Construction and land development	61	—	127	188	2,902,829	2,903,017
Commercial and industrial	4,926	2,677	7,311	14,914	8,059,632	8,074,546
Consumer and other	1,715	568	372	2,655	482,834	485,489
Total	$17,573	$3,367	$15,331	$36,271	$23,377,991	$23,414,262

December 31, 2020
Commercial real estate:
Owner-occupied	$934	$2,672	$1,860	$5,466	$2,796,761	$2,802,227
Non-owner occupied	726	6,220	3,861	10,807	5,192,577	5,203,384
Consumer real estate – mortgage	8,859	328	6,274	15,461	3,083,711	3,099,172
Construction and land development	278	418	736	1,432	2,900,314	2,901,746
Commercial and industrial	20,278	5,801	4,408	30,487	8,007,970	8,038,457
Consumer and other	806	282	304	1,392	378,123	379,515
Total	$31,881	$15,721	$17,443	$65,045	$22,359,456	$22,424,501

The following table details the changes in the allowance for credit losses from December 31, 2018 to December 31, 2019 to December 31, 2020 to December 31, 2021 by loan classification and the allocation of allowance for credit losses (in thousands):

	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Credit Losses:
Balance at December 31, 2018	$10,575	$16,371	$7,670	$11,128	$31,731	$5,423	$677	$83,575
Charged-off loans	(1,625)	(75)	(1,335)	(18)	(19,208)	(6,206)	—	(28,467)
Recovery of previously charged-off loans	1,252	980	1,827	682	6,473	1,172	—	12,386
Provision for loan losses	3,204	2,687	(108)	870	17,116	3,206	308	27,283
Balance at December 31, 2019	$13,406	$19,963	$8,054	$12,662	$36,112	$3,595	$985	$94,777
Impact of adopting ASC 326	264	(4,740)	21,029	(3,144)	23,040	2,638	(985)	38,102
Charged-off loans	(2,598)	(546)	(3,478)	—	(38,718)	(3,993)	—	(49,333)
Recovery of previously charged-off loans	1,317	911	1,493	147	4,540	1,554	—	9,962
Provision for loan losses	10,909	63,544	6,206	32,743	73,449	4,691	—	191,542
Balance at December 31, 2020	$23,298	$79,132	$33,304	$42,408	$98,423	$8,485	$—	$285,050
Charged-off loans	(1,420)	(786)	(632)	(367)	(46,213)	(5,578)	—	(54,996)
Recovery of previously charged-off loans	1,609	969	2,288	372	7,485	3,550	—	16,273
Provision for loan losses	(3,869)	(20,811)	(2,856)	(12,984)	52,645	4,781	—	16,906
Balance at December 31, 2021	$19,618	$58,504	$32,104	$29,429	$112,340	$11,238	$—	$263,233

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

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. A reasonable and supportable period of 24 months was utilized for all loan segments at December 31, 2021 and 18 months was utilized for all loan segments at December 31, 2020, followed by, in each case, a 12 month straight line reversion to long term averages at each measurement date.

The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. These adjustments are based in part on quarterly trend assessments compared to historical experience in portfolio concentrations, policy exceptions, associate retention, independent loan review results, collateral considerations, risk ratings, competition and peer group credit quality trends. Additional qualitative considerations are made for any identified risk factors which did not exist within our portfolio historically and therefore may not be adequately addressed through evaluation of such risks based on historical portfolio trends. At December 31, 2021 and 2020, additional qualitative considerations were made to address the uncertainties related to the potential impact of the COVID-19 pandemic on credit losses. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, as of December 31, 2021 and December 31, 2020 (in thousands):

	Real Estate	Business Assets	Other	Total
December 31, 2021
Commercial real estate:
Owner-occupied	$5,300	$—	$—	$5,300
Non-owner occupied	5,631	—	—	5,631
Consumer real estate – mortgage	16,392	—	—	16,392
Construction and land development	1,208	—	—	1,208
Commercial and industrial	—	6,976	206	7,182
Consumer and other	—	—	—	—
Total	$28,531	$6,976	$206	$35,713
December 31, 2020
Commercial real estate:
Owner-occupied	$15,681	$—	$—	$15,681
Non-owner occupied	7,000	—	—	7,000
Consumer real estate – mortgage	27,082	—	—	27,082
Construction and land development	2,049	—	—	2,049
Commercial and industrial	—	22,437	39	22,476
Consumer and other	—	—	4	4
Total	$51,812	$22,437	$43	$74,292

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at December 31, 2021 and December 31, 2020. Also presented is the balance of loans on nonaccrual status at December 31, 2021 for which there was no related allowance for credit losses recorded (in thousands):

	December 31, 2021			December 31, 2020
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner-occupied	$2,694	$—	$—	$10,231	$5,985	$—
Non-owner occupied	1,404	—	—	5,219	1,522	—
Consumer real estate – mortgage	10,264	—	144	22,191	—	273
Construction and land development	356	—	—	1,953	—	—
Commercial and industrial	16,849	13,188	1,091	34,238	29,030	1,785
Consumer and other	2	—	372	4	—	304
Total	$31,569	$13,188	$1,607	$73,836	$36,537	$2,362

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income through cash payments received on nonaccrual loans during the years ended December 31, 2021 and 2020 compared to $176,000 in interest income from cash payments received on nonaccrual loans during the year ended December 31, 2019. Had these nonaccruing loans been on accruing status, interest income would have been higher by $1.7 million, $3.3 million and $3.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Approximately $15.5 million and $51.7 million of nonaccrual loans as of December 31, 2021 and 2020, respectively, were performing pursuant to their contractual terms at those dates.

At December 31, 2021 and 2020, there were $2.4 million and $2.5 million, respectively, of TDRs that were performing as of their restructure date and which are accruing interest. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and/or credit officers separate and apart from the normal loan approval process. These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

There were no TDRs made during the year ended December 31, 2021. The following table outlines the amount of each TDR by loan classification made during the years ended December 31, 2020 and 2019 (dollars in thousands):

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

During the years ended December 31, 2021, 2020 and 2019, Pinnacle Financial had no TDRs that subsequently defaulted within twelve months of the restructuring. A default is defined as an occurrence which violates the terms of the receivable's contract.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial had a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2021 with the comparative exposures for December 31, 2020 (in thousands):

	At December 31, 2021
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2020
Lessors of nonresidential buildings	$3,779,463	$1,589,175	$5,368,638	$4,442,712
Lessors of residential buildings	1,361,389	1,204,963	2,566,352	2,126,246
New housing for-sale builders	555,069	979,720	1,534,789	1,124,302
Hotels and motels	866,535	53,821	920,356	1,039,259
Total	$6,562,456	$3,827,679	$10,390,135	$8,732,519

Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as a part of its concentration management process. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank's total risk-based capital. At December 31, 2021 and 2020, Pinnacle Bank's construction and land development loans as a percentage of total risk-based capital were 79.1% and 89.0%, respectively. Non owner-occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 234.1% and 264.0% as of December 31, 2021 and 2020, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non owner-occupied commercial real estate and multifamily ratio of less than 300% of total risk-based capital. When a bank's ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Pinnacle Bank was within the 100% and 300% guidelines as of December 31, 2021 and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds.

At December 31, 2021, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $45.2 million to current directors, executive officers, and their related interests, of which $14.5 million had been drawn upon. At December 31, 2020, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $10.7 million to directors, executive officers, and their related interests, of which approximately $6.8 million had been drawn upon. All loans to directors, executive officers, and their related entities were performing in accordance with contractual terms at December 31, 2021 and 2020.

Loans Held for Sale

At December 31, 2021, Pinnacle Financial had approximately $17.7 million in commercial loans held for sale compared to $31.2 million at December 31, 2020, which primarily included commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

At December 31, 2021, Pinnacle Financial had approximately $30.3 million of mortgage loans held-for-sale compared to approximately $67.8 million at December 31, 2020. Total mortgage loan volumes sold during the year ended December 31, 2021 were approximately $1.6 billion compared to approximately $1.8 billion for the year ended December 31, 2020. During the year ended December 31, 2021, Pinnacle Financial recognized $32.4 million in gains on the sale of these loans, net of commissions paid, compared to $60.0 million and $24.3 million, respectively, during the years ended December 31, 2020 and 2019.

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

Note 6.  Premises and Equipment and Lease Commitments

Premises and equipment at December 31, 2021 and 2020 are summarized as follows (in thousands):

	Range of Useful Lives			2021	2020
Land	Not applicable			$70,240	$70,140
Buildings	15 years	-	30 years	202,255	194,432
Leasehold improvements	15 years	-	20 years	54,922	50,867
Furniture and equipment	3 years	-	20 years	138,766	126,678
				466,183	442,117
Less: accumulated depreciation and amortization				178,001	152,116
				$288,182	$290,001

Depreciation and amortization expense was approximately $22.2 million, $22.8 million, and $22.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Right-of-use assets and lease liabilities relating to Pinnacle Financial's operating and finance leases are as follows at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Right-of-use assets:
Operating leases	$92,819	$83,647
Finance leases	1,544	1,770
Total right-of-use assets	$94,363	$85,417
Lease liabilities:
Operating leases	$97,925	$87,737
Finance leases	2,739	3,001
Total lease liabilities	$100,664	$90,738

The total lease cost related to operating leases and short term leases is recognized on a straight-line basis over the lease term. For finance leases, right-of-use assets are amortized on a straight-line basis over the lease term and interest imputed on the lease liability is recognized using the effective interest method. The components of Pinnacle Financial's total lease cost were as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the years ended December 31,
	2021	2020	2019
Operating lease cost	$15,696	$13,963	$13,992
Short-term lease cost	297	354	295
Finance lease cost:
Interest on lease liabilities	208	227	243
Amortization of right-of-use asset	226	226	226
Sublease income	(1,309)	(1,324)	(1,463)
Net lease cost	$15,118	$13,446	$13,293

The weighted average remaining lease term and weighted average discount rate for operating and finance leases at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term
Operating leases	10.00 years	10.37 years
Finance leases	6.84 years	7.84 years
Weighted average discount rate
Operating leases	2.71%	2.91%
Finance leases	7.22%	7.22%

Cash flows related to operating and finance leases during the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	For the years ended December 31,
	2021	2020	2019
Operating cash flows related to operating leases	$14,712	$13,494	$13,609
Operating cash flows related to finance leases	$208	$227	$243
Financing cash flows related to finance leases	$261	$243	$226

Future undiscounted lease payments for operating and finance leases with initial terms of more than 12 months are as follows at December 31, 2021 (in thousands):

	Operating Leases	Finance Leases
2022	$14,557	$470
2023	13,879	479
2024	13,908	527
2025	11,717	527
2026	9,580	527
Thereafter	50,498	967
Total undiscounted lease payments	114,139	3,497
Less: imputed interest	(16,214)	(758)
Net lease liabilities	$97,925	$2,739

Note 7.  Deposits

At December 31, 2021, the scheduled maturities of time deposits are as follows (in thousands):

2022	$1,734,404
2023	319,857
2024	33,163
2025	18,187
2026	27,480
Thereafter	693
$2,133,784

At December 31, 2021 and 2020, approximately $603.8 million and $808.3 million, respectively, of time deposits had been issued in denominations of $250,000 or greater.

At December 31, 2021 and 2020, Pinnacle Financial had $1.9 million and $920,000, respectively, of deposit accounts in overdraft status that have been reclassified to loans on the accompanying consolidated balance sheets.

Note 8.  Federal Home Loan Bank Advances

Pinnacle Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist Pinnacle Bank in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, certain qualifying commercial mortgage loans with an aggregate carrying value of approximately $7.2 billion as collateral under the borrowing agreements with the FHLB.

At December 31, 2021 and 2020, Pinnacle Bank had outstanding advances from the FHLB totaling approximately $888.7 million and $1.1 billion, respectively. The scheduled maturities of FHLB advances at December 31, 2021 and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates(1)
2022	$—	—%
2023	—	—%
2024	—	—%
2025	116,250	0.60%
2026	—	—%
Thereafter	775,013	2.15%
	891,263
Deferred costs	2,582
Total Federal Home Loan Bank advances	$888,681
Weighted average interest rate		1.94%
(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2021.

At December 31, 2021, Pinnacle Bank had accommodations which allow it to borrow from the Federal Reserve Bank of Atlanta's discount window and purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. At December 31, 2021, Pinnacle Bank had approximately $3.1 billion in borrowing availability with the FHLB, $3.4 billion with the Federal Reserve Bank discount window, and approximately $155.0 million with other correspondent banks with whom Pinnacle Bank has arranged lines of credit. At December 31, 2021, Pinnacle Bank was not carrying any balances with the Federal Reserve Bank discount window or correspondent banks under these arrangements.

Note 9.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities, and Pinnacle Financial has entered into certain other subordinated debt agreements. These instruments are outlined below as of December 31, 2021 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2021	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	3.02%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	1.62%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 07, 2006	September 30, 2036	20,619	1.87%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	3.05%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 03, 2003	April 15, 2033	5,155	3.37%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 07, 2034	6,186	2.97%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	2.52%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	1.92%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	3.32%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	1.69%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	1.86%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 05, 2005	September 30, 2035	10,310	1.72%	30-day LIBOR + 1.50%
Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (1)
Debt issuance costs and fair value adjustment			(9,823)
Total subordinated debt and other borrowings			$423,172
(1) Migrates to three month LIBOR + 2.775% (or an alternative benchmark rate plus comparable spread in the event that three month LIBOR is no longer published on such adjustment date) beginning September 15, 2024 through the end of the term.
On April 22, 2020, Pinnacle Financial established a credit facility with the Federal Reserve Bank in conjunction with the SBA Paycheck Protection Program. There are no amounts outstanding on this facility at December 31, 2021, and as of July 30, 2021, no new extensions of credit are allowed under the facility.

On July 30, 2021, Pinnacle Bank redeemed $130.0 million aggregate principal amount of subordinated notes due July 30, 2025. Additionally on November 16, 2021, Pinnacle Financial redeemed $120.0 million aggregate principal amount of subordinated notes due November 16, 2026. The redemptions were funded with existing cash on hand. Pursuant to regulatory guidelines, once the maturity date on subordinated notes is within five years, a portion of the notes will no longer be eligible to be included in regulatory capital, with an additional portion being excluded each year over the five year period approaching maturity.

Note 10.  Income Taxes

Income tax expense attributable to continuing operations for each of the years ended December 31 is as follows (in thousands):

	2021	2020	2019
Current tax expense :
Federal	$125,016	$98,082	$77,422
State	11,798	19,270	4,538
Total current tax expense	136,814	117,352	81,960
Deferred tax expense:
Federal	(12,149)	(45,450)	12,446
State	(83)	(12,865)	2,250
Total deferred tax (benefit) expense	(12,232)	(58,315)	14,696
Total income tax expense	$124,582	$59,037	$96,656

Pinnacle Financial's income tax expense differs from the amounts computed by applying the Federal income tax statutory rate of 21% to income before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2021 is as follows (in thousands):

	2021	2020	2019
Income tax expense at statutory rate	$136,900	$77,985	$104,483
State excise tax expense, net of federal tax effect	9,255	5,059	5,363
Tax-exempt securities	(15,243)	(13,706)	(11,078)
Federal tax credits	(4,712)	(3,717)	(1,704)
Bank owned life insurance	(4,413)	(4,759)	(3,646)
Insurance premiums	(273)	(272)	(238)
Excess tax benefits associated with equity compensation	(2,475)	(417)	(1,011)
Other items	5,543	(1,136)	4,487
Income tax expense	$124,582	$59,037	$96,656

Pinnacle Financial's effective tax rate differs from the Federal income tax rates primarily due to state excise tax expense, investments in bank-qualified tax-exempt municipal securities, tax benefits from Pinnacle Bank's real estate investment trust and municipal investment subsidiaries, and tax benefits associated with share-based compensation, bank owned life insurance, and Pinnacle Financial's captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation.

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Allowance for credit losses	$66,785	$72,316
Loans	14,778	14,694
Insurance	759	690
Accrued liability for supplemental retirement agreements	7,612	7,457
Restricted stock and stock options	9,148	9,181
Equity method investment	—	171
Lease liability	26,476	23,894
Other real estate owned	1,540	2,287
Net federal operating loss carryforward and credits	1,271	1,796
Annual incentive compensation	23,095	8,712
Partnership interests	27,653	25,225
Allowance for off balance sheet credit exposures	5,873	6,069
Other deferred tax assets	1,941	2,559
Total deferred tax assets	186,931	175,051

Deferred tax liabilities:
Depreciation and amortization	14,520	14,418
Core deposit and other intangible assets	8,787	11,077
Securities	21,680	34,373
Cash flow hedge	9,890	19,627
REIT dividends	1,222	1,366
FHLB related liabilities	1,600	1,798
Equity method investment	23	—
Right-of-use assets and other leasing transactions	24,315	22,232
Subordinated debt	1,791	1,920
Other deferred tax liabilities	1,831	1,630
Total deferred tax liabilities	85,659	108,441
Net deferred tax assets	$101,272	$66,610

At December 31, 2021, the Company had federal and state loss carryforwards resulting from acquisitions of approximately $5.7 million that expire at various dates from 2028 to 2034.

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

A reconciliation of the beginning and ending unrecognized tax benefit related to state uncertain tax positions is as follows (in thousands):

	2021	2020	2019
Balance at January 1,	$9,658	$6,910	$5,083
Increases due to tax positions taken during the current year	3,647	2,748	1,827
Increases due to tax positions taken during a prior year	—	—	—
Decreases due to the lapse of the statute of limitations during the current year	(568)	—	—
Decreases due to settlements with the taxing authorities during the current year	—	—	—
Balance at December 31,	$12,737	$9,658	$6,910

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest and penalties were recorded for the year ended December 31, 2021. Pinnacle Financial recognized $571,000 in interest and penalties for the year ended December 31, 2020. No interest and penalties were recorded for the year ended December 31, 2019.

Note 11.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2021, these commitments amounted to $12.8 billion, of which approximately $1.3 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At December 31, 2021, these commitments amounted to $278.0 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At December 31, 2021 and 2020, Pinnacle Financial had accrued $22.5 million and $23.2 million, respectively, for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these routine claims outstanding at December 31, 2021 will not have a material impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 12.  Salary Deferral Plans

Pinnacle Financial has a 401(k) retirement plan (the 401k Plan) covering all employees who elect to participate, subject to certain eligibility requirements. The 401(k) Plan allows employees to defer up to 50% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% of employee self-directed contributions during 2021, 2020, and 2019. Pinnacle Financial's expense associated with the matching component of the plan for each of the years in the three-year period ended December 31, 2021 was approximately $11.1 million, $9.4 million and $8.1 million, respectively, and is included in the accompanying consolidated statements of operations in salaries and employee benefits expense.

Pinnacle Financial has assumed supplemental retirement plans for certain directors and executive officers of banks which we have acquired. At December 31, 2021 and 2020, respectively, Pinnacle Financial had recorded $30.4 million and $29.8 million of liabilities on its balance sheet associated with these supplemental executive retirement plans. A portion of these assumed plans were fully funded with Rabbi Trusts whose balances at December 31, 2021 totaled $17.2 million. At December 31, 2021, the remaining amounts that are not yet funded are included in other liabilities in the accompanying consolidated balance sheets.

Note 13.  Stock Options and Restricted Shares

Pinnacle Financial's Amended and Restated 2018 Omnibus Equity Incentive Plan (the "2018 Plan") permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At December 31, 2021, there were approximately 1.9 million shares available for issuance under the 2018 Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further shares remain available for issuance under the CapitalMark Option Plan. At December 31, 2021, all of the remaining options outstanding under any equity incentive plan of Pinnacle Financial were granted under the CapitalMark Option Plan.

Common Stock Options

As of December 31, 2021, of the 56,147 stock options outstanding, approximately 21,443 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while approximately 34,704 options would be deemed non-qualified stock options and thus not subject to favorable tax treatment to the option holder. Favorable treatment generally refers to the recipient of the award not having to report ordinary income at the date of exercise assuming certain conditions are met. All stock options granted under the CapitalMark Plan were fully vested at the date of the CapitalMark merger.

A summary of stock option activity within the equity incentive plans during each of the years in the three-year period ended December 31, 2021 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000's)
Outstanding at December 31, 2018	178,591	$22.77
Granted	—	—
Stock options exercised	(59,317)	21.40
Forfeited	—	—
Outstanding at December 31, 2019	119,274	$23.45
Granted	—	—
Stock options exercised	(17,505)	23.40
Forfeited	—	—
Outstanding at December 31, 2020	101,769	$23.46
Granted	—	—
Stock options exercised	(45,125)	22.18
Forfeited	(497)	20.00
Outstanding at December 31, 2021	56,147	$24.51	1.19	$3,985
Options exercisable at December 31, 2021	56,147	$24.51	1.19	$3,985

(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial Common Stock of $95.50 per common share at December 31, 2021 for the 56,147 options that were in-the-money at December 31, 2021.

During 2021, 2020 and 2019, the aggregate intrinsic value of stock options exercised under Pinnacle Financial's equity incentive plans was $3.0 million, $350,000 and $2.3 million, respectively, determined as of the date of option exercise.

There have been no options granted by Pinnacle Financial since 2008. All stock option awards granted by Pinnacle Financial were fully vested during 2013. Stock options granted under the CapitalMark Plan were fully vested at the time of acquisition. As such, there was no impact on the results of operations for stock-based compensation related to stock options for any year in the three-year period ended December 31, 2021, except for the tax impact recorded as a component of income tax expense upon exercise.

Restricted Shares

A summary of activity for unvested restricted share awards for the years ended December 31, 2021, 2020, and 2019 follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2018	692,806	$55.19
Shares awarded	245,845	55.25
Restrictions lapsed and shares released to associates/directors	(348,145)	40.47
Shares forfeited	(35,210)	58.22
Unvested at December 31, 2019	555,296	$57.04
Shares awarded	284,904	55.91
Restrictions lapsed and shares released to associates/directors	(215,846)	55.39
Shares forfeited	(29,685)	59.64
Unvested at December 31, 2020	594,669	$56.97
Shares awarded	249,641	77.00
Restrictions lapsed and shares released to associates/directors	(193,846)	56.47
Shares forfeited	(37,129)	62.79
Unvested at December 31, 2021	613,335	$64.93

Pinnacle Financial grants restricted share awards to associates (including certain members of executive management) and outside directors with time-based vesting criteria. The following tables outline restricted stock grants that were made by grant year, grouped by similar vesting criteria, during the three-year period ended December 31, 2021. The table below reflects the life-to-date activity for these awards:

Grant year	Group (1)	Vesting period in years			Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (4)	Shares unvested
Time Based Awards
2019	Associates (2)	3	—	5	229,296	58,734	23,995	30,030	116,537
2020	Associates (2)	3	—	5	266,379	40,692	16,847	18,660	190,180
2021	Associates (2)	3	—	5	237,811	139	92	13,514	224,066
Outside Director Awards (3)
2019	Outside directors	1			16,549	14,582	1,967	—	—
2020	Outside directors	1			18,525	16,327	2,198	—	—
2021	Outside directors	1			11,830	—	—	—	11,830

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
(4)These shares represent forfeitures resulting from recipients whose employment or board membership was terminated during the year-to-date period ended December 31, 2021. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

  Compensation expense associated with the time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award.

Restricted Stock Unit Awards

In 2021, Pinnacle Financial granted restricted stock units to its Named Executive Officers (NEOs) and leadership team members with time-based vesting criteria. Compensation expense associated with time-based vesting restricted stock unit awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock unit grants that were made, grouped by similar vesting criteria, during the year ended December 31, 2021. The table reflects the life-to-date activity for these awards:

Grant year	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (1)	Shares unvested
2021	3	56,864	89	39	368	56,368

(1)These shares represent forfeitures resulting from recipients whose employment was terminated during the year-to-date period ended December 31, 2021. Dividend equivalents are held in escrow for award recipients for dividends paid prior to the forfeiture restrictions lapsing. Such dividend equivalents are not released from escrow if an award is forfeited.

Performance Stock Unit Awards

The following table details the performance stock unit awards outstanding at December 31, 2021:

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
(2)Performance stock unit awards granted prior to 2021, if earned, will be settled in shares of Pinnacle Financial Common Stock in the periods noted in the table, if Pinnacle Bank's ratio of non-performing assets to its loans plus ORE ("NPA Ratio") is less than amounts established in the applicable award agreement.
(3)Performance stock unit awards granted in 2021, if earned, will be settled in shares of Pinnacle Financial Common Stock in the period noted in the table, if the performance criterion included in the applicable performance unit award agreement, including the NPA Ratio, are met.

During the years ended December 31, 2021 and 2020, the restrictions associated with 134,146 performance stock unit awards and 129,723 performance stock unit awards, respectively, granted in prior years lapsed, based on the terms of the applicable award agreement and approval by Pinnacle Financial's Human Resources and Compensation Committee, and were settled into shares of Pinnacle Financial common stock with 46,616 shares and 43,996 shares, respectively, being withheld to pay the taxes associated with the settlement of those shares.

A summary of stock compensation expense, net of the impact of income taxes, related to restricted share awards, restricted stock unit awards and performance stock unit awards for the three-year period ended December 31, 2021, follows (in thousands):

	2021	2020	2019

Restricted stock expense	$24,952	$18,737	$21,226
Income tax benefit	6,522	4,898	5,548
Restricted stock expense, net of income tax benefit	$18,430	$13,839	$15,678

As of December 31, 2021, compensation cost related to unvested restricted share awards, restricted stock unit awards and performance stock unit awards not yet recognized was $51.7 million. This expense, if the underlying awards are earned, is expected to be recognized over a weighted-average period of 1.96 years.

Note 14.  Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customer transactions as of December 31, 2021 and 2020 is included in the following table (in thousands):

	December 31, 2021		December 31, 2020
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Assets	$1,540,992	$39,770	$1,565,916	$101,602
Liabilities	1,540,992	(40,241)	1,565,916	(102,919)
Total	$3,081,984	$(471)	$3,131,832	$(1,317)

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Year ended December 31,
		2021	2020	2019
Interest rate swap agreements	Other noninterest income	$846	$(1,109)	$(80)

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. A summary of Pinnacle Financial's cash flow hedge relationships as of December 31, 2021 and 2020 are as follows (in thousands):

					December 31, 2021		December 31, 2020
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor - loans	Other assets	0.00	—%	2.25% minus 1 month LIBOR	$—	$—	$1,500,000	$124,585

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	Years ended December 31,
	2021	2020	2019
Asset derivatives
Interest rate floor - loans	$(15,034)	$62,979	$(1,432)
Liability derivatives
Interest rate swaps - borrowings	$—	$2,447	$(1,149)
	$(15,034)	$65,426	$(2,581)

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualified for hedge accounting treatment. If a hedge were deemed to be ineffective, the amount included in accumulated other comprehensive income (loss) would be reclassified into a line item within the statement of income that impacts operating results. A hedging relationship is no longer considered to be effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Gains on cash flow hedges totaling $9.6 million, net of tax, were reclassified from accumulated other comprehensive income (loss) into net income during the year ended December 31, 2021. Losses on cash flow hedges totaling $5.5 million and $1.6 million, net of tax, were reclassified from other comprehensive income (loss) into net income during the years ended December 31, 2020 and 2019, respectively. Approximately $10.0 million in unrealized gains, net of tax, are expected to be reclassified from accumulated other comprehensive income (loss) into net income over the next twelve months.

Derivatives designated as fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. Pinnacle Financial utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to LIBOR or federal funds rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities.

A summary of Pinnacle Financial's fair value hedge relationships as of December 31, 2021 and 2020 are as follows (in thousands):

					December 31, 2021		December 31, 2020
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate swap agreements - securities	Other assets	5.30	0.59%	Federal funds	$559,820	$15,109	$231,421	$4,696
Liability derivatives
Interest rate swap agreements - securities	Other liabilities	5.03	3.08%	3 month LIBOR	471,670	(39,781)	477,510	(72,010)
					$1,031,490	$(24,672)	$708,931	$(67,314)

Notional amounts totaling $471.7 million included in the table above receive a variable rate of interest based on three month LIBOR and notional amounts totaling $559.8 million receive a variable rate of interest based on the daily compounded federal funds rate.

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the years end December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
		Year ended December 31,
Securities		2021	2020	2019
Interest rate swap agreements	Interest income on securities	$42,642	$(26,536)	$(25,982)
Securities available-for-sale	Interest income on securities	$(42,642)	$26,536	$25,982

	Location of Gain (Loss)	Amount of Loss Recognized in Income
		Years ended December 31,
Loans		2021	2020	2019
Interest rate swap agreements	Interest income on loans	$—	$—	$(6,915)
Loans	Interest income on loans	$—	$—	$6,915

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at December 31, 2021 and 2020 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Line item on the balance sheet
Securities available-for-sale	$1,165,773	$841,543	$24,672	$67,314

During the years ended December 31, 2021, 2020 and 2019 amortization expense totaling $3.5 million, $4.3 million and $2.7 million, respectively, related to previously terminated fair value hedges was recognized as a reduction to interest income on loans.

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

Liabilities

Other liabilities – Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements to facilitate customer transactions, interest rate swaps designated as fair value and cash flow hedges and interest rate locks associated with the funding for its mortgage loan originations. The fair value of these liabilities is based on Pinnacle Financial's pricing models that utilize observable market inputs and is reflected within Level 2 of the valuation hierarchy.

The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2021 and 2020, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2021
Investment securities available-for-sale:
U.S. treasury securities	$193,609	$—	$193,609	$—
U.S. government agency securities	632,009	—	632,009	—
Mortgage-backed securities	1,920,239	—	1,920,239	—
State and municipal securities	1,823,837	—	1,823,009	828
Asset-backed securities	229,569	—	229,569	—
Corporate notes and other	114,931	—	114,931	—
Total investment securities available-for-sale	4,914,194	—	4,913,366	828
Other investments	125,969	—	24,973	100,996
Other assets	57,441	—	57,441	—
Total assets at fair value	$5,097,604	$—	$4,995,780	$101,824

Other liabilities	$80,106	$—	$80,106	$—
Total liabilities at fair value	$80,106	$—	$80,106	$—

December 31, 2020
Investment securities available-for-sale:
U.S. treasury securities	$82,209	$—	$82,209	$—
U.S. government agency securities	76,403	—	76,403	—
Mortgage-backed securities	1,689,191	—	1,689,191	—
State and municipal securities	1,443,363	—	1,427,866	15,497
Asset-backed securities	177,936	—	177,936	—
Corporate notes and other	117,579	—	117,579	—
Total investment securities available-for-sale	3,586,681	—	3,571,184	15,497
Other investments	73,395	—	25,636	47,759
Other assets	242,470	—	242,470	—
Total assets at fair value	$3,902,546	$—	$3,839,290	$63,256

Other liabilities	$177,025	$—	$177,025	$—
Total liabilities at fair value	$177,025	$—	$177,025	$—

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020 (in thousands):

December 31, 2021	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$8,537	$—	$—	$8,537
Collateral dependent loans (1)	30,799	—	—	30,799
Total	$39,336	$—	$—	$39,336

December 31, 2020
Other real estate owned	$12,360	$—	$—	$12,360
Collateral dependent loans (1)	43,795	—	—	43,795
Total	$56,155	$—	$—	$56,155

(1)The carrying values of collateral dependent loans at December 31, 2021 and 2020 are net of valuation allowances of $1.7 million and $3.5 million, respectively.

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the year ended December 31, 2021, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the years ended December 31, 2021 and December 31, 2020, (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the year ended December 31,
	2021			2020
	Available-for-sale Securities	Other investments	Other liabilities	Available-for-sale Securities	Other investments	Other liabilities
Fair value, Jan. 1	$15,497	$47,759	$—	$15,903	$38,156	$—
Total net realized gains included in income	1,302	23,109	—	110	1,067	—
Change in unrealized gains/losses included in other comprehensive income	(3,184)	—	—	627	—	—
Purchases	—	45,986	—	—	11,663	—
Issuances	—	—	—	—	—	—
Settlements	(12,787)	(15,858)	—	(1,143)	(3,127)	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value, Dec. 31	$828	$100,996	$—	$15,497	$47,759	$—
Total realized gains included in income	$1,302	$23,109	$—	$110	$1,067	$—

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at December 31, 2021 and 2020. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, interest-bearing due from banks and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands).

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2021
Financial assets:
Securities purchased with agreement to resell	$1,000,000	$980,543	$—	$—	$980,543
Securities held-to-maturity	1,155,958	1,188,049	—	1,188,049	—
Loans, net	23,151,029	23,223,299	—	—	23,223,299
Consumer loans held-for-sale	45,806	46,288	—	46,288	—
Commercial loans held-for-sale	17,685	17,871	—	17,871	—
Financial liabilities:
Deposits and securities sold under agreements to repurchase	31,457,092	30,812,222	—	—	30,812,222
Federal Home Loan Bank advances	888,681	1,006,866	—	—	1,006,866
Subordinated debt and other borrowings	423,172	479,879	—	—	479,879

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Off-balance sheet instruments:
Commitments to extend credit (2)	13,063,942	24,351	—	—	24,351
December 31, 2020
Financial assets:
Securities held-to-maturity	$1,028,359	$1,066,531	$—	$1,066,531	$—
Loans, net	22,139,451	22,407,546	—	—	22,407,546
Consumer loans held-for-sale	87,821	89,625	—	89,625	—
Commercial loans held-for-sale	31,200	31,841	—	31,841	—
Financial liabilities:
Deposits and securities sold under agreements to repurchase	27,833,739	26,929,142	—	—	26,929,142
Federal Home Loan Bank advances	1,087,927	1,189,035	—	—	1,189,035
Subordinated debt and other borrowings	670,575	677,521	—	—	677,521
Off-balance sheet instruments:
Commitments to extend credit (2)	9,692,607	24,887	—	—	24,887

(1)Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.
(2)At the end of each period, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments, including both commitments for unfunded loans and standby letters of credit. In making this evaluation, Pinnacle Financial utilizes credit loss expectations on funded loans from our allowance for credit losses methodology and evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at December 31, 2021 and 2020, Pinnacle Financial included in other liabilities $22.5 million and $23.2 million, respectively, representing expected credit losses on off-balance sheet commitments, which are reflected in the estimated fair values of the related commitments. Also included in the fair values at December 31, 2021 and 2020, are unamortized fees related to these commitments of $1.9 million and $1.7 million, respectively.

Note 18.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary and disclosures surrounding those VIE's which have not been consolidated. The consolidation methodology provided in this footnote as of December 31, 2021 and 2020 has been prepared in accordance with ASC 810.

Non-consolidated Variable Interest Entities

At December 31, 2021, Pinnacle Financial did not have any consolidated VIEs to disclose but did have the following non-consolidated VIEs: low income housing partnerships, trust preferred issuances, commercial loan TDRs, and managed discretionary trusts.

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

The following table summarizes VIE's that are not consolidated by Pinnacle Financial as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Classification
Low Income Housing Partnerships	$189,600	$—	$143,190	$—	Other Assets
Trust Preferred Issuances	N/A	132,995	N/A	132,995	Subordinated Debt
Commercial TDRs	145	—	180	—	Loans
Managed Discretionary Trusts	N/A	N/A	N/A	N/A	N/A

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

During the year ended December 31, 2021, Pinnacle Bank paid $99.8 million in dividends to Pinnacle Financial. As of December 31, 2021, Pinnacle Bank could pay approximately $876.2 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2013, Pinnacle Financial has paid a quarterly common stock dividend. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 18, 2022, when the board of directors increased the dividend to $0.22 per share from $0.18 per share. During the second quarter of 2020, the firm successfully issued 9.0 million depositary shares, each representing a 1/40th fractional interest in a share of Series B noncumulative, perpetual preferred stock (the "Series B Preferred Stock") in a registered public offering to both retail and institutional investors. Beginning in the third quarter of 2020, Pinnacle Financial began paying a quarterly dividend of $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock. The amount and timing of all future dividend payments by Pinnacle Financial, if any, including dividends on Pinnacle Financial's Series B Preferred Stock, is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's receipt of dividends from Pinnacle Bank, earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to Pinnacle Financial and receipt of any regulatory approvals that may become required as a result of each of Pinnacle Financial's or Pinnacle Bank's financial results.

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

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and Tier 1 capital to average assets.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, each of Pinnacle Bank and Pinnacle Financial has elected the option to delay the estimated impact on regulatory capital of Pinnacle Financial's and Pinnacle Bank's adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”), was delayed through December 31, 2021. As of January 1, 2022, the cumulative amount of the transition adjustments of $68.0 million became fixed and will be phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024. Beginning January 1, 2025, the temporary regulatory capital benefits will be fully reversed.

Management believes, as of December 31, 2021, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain certain total, Tier 1, common equity Tier 1 and Tier 1 leverage capital ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital to risk weighted assets:
Pinnacle Financial	$4,060,598	13.8%	$2,347,963	8.0%	$2,934,953	10.0%
Pinnacle Bank	$3,670,111	12.6%	$2,334,243	8.0%	$2,917,804	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$3,425,751	11.7%	$1,760,972	6.0%	$2,347,963	8.0%
Pinnacle Bank	$3,464,265	11.9%	$1,750,683	6.0%	$2,334,243	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$3,208,503	10.9%	$1,320,729	4.5%	N/A	N/A
Pinnacle Bank	$3,464,142	11.9%	$1,313,012	4.5%	$1,896,573	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$3,425,751	9.7%	$1,412,747	4.0%	N/A	N/A
Pinnacle Bank	$3,464,265	9.9%	$1,406,063	4.0%	$1,757,578	5.0%
December 31, 2020
Total capital to risk weighted assets:
Pinnacle Financial	$3,678,405	14.3%	$2,063,352	8.0%	$2,579,190	10.0%
Pinnacle Bank	$3,259,538	12.7%	$2,055,892	8.0%	$2,569,865	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$2,803,541	10.9%	$1,547,514	6.0%	$2,063,352	8.0%
Pinnacle Bank	$2,933,674	11.4%	$1,541,919	6.0%	$2,055,892	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$2,586,292	10.0%	$1,160,635	4.5%	N/A	N/A
Pinnacle Bank	$2,933,551	11.4%	$1,156,439	4.5%	$1,670,412	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$2,803,541	8.6%	$1,298,756	4.0%	N/A	N/A
Pinnacle Bank	$2,933,674	9.1%	$1,294,033	4.0%	$1,617,541	5.0%
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

	Years ended December 31,
	2021	2020	2019
Other noninterest income:
Interchange and other consumer fees	$57,263	$40,960	$36,158
Bank-owned life insurance	18,942	18,784	17,361
Loan swap fees	5,414	4,568	4,758
SBA loan sales	12,242	5,579	4,933
Income from other equity investments	23,109	1,072	2,789
Other noninterest income	12,839	11,940	4,838
Total other noninterest income	$129,809	$82,903	$70,837

Other noninterest expense:
Deposit related expenses	$24,003	$24,392	$17,017
Lending related expenses	39,578	28,703	24,573
Wealth management related expenses	1,950	2,053	1,986
Audit, exam and insurance expense	11,259	10,596	9,194
FHLB restructuring charges	—	15,168	—
Administrative and other expenses	23,169	23,725	18,906
Total other noninterest expense	$99,959	$104,637	$71,676

Note 21.  Parent Company Only Financial Information

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2021 and 2020 and for each of the years in the three-year period ended December 31, 2021 (in thousands):

CONDENSED BALANCE SHEETS

	2021	2020
Assets:
Cash and cash equivalents	$184,654	$275,888
Investments in bank subsidiaries	5,329,003	4,972,160
Investments in consolidated subsidiaries	11,133	9,322
Investment in unconsolidated subsidiaries:
Statutory Trusts	3,995	3,995
Other investments	156,292	113,445
Current income tax receivable	29,609	51,621
Other assets	24,930	25,747
	$5,739,616	$5,452,178
Liabilities and stockholders' equity:
Subordinated debt and other borrowings	423,172	541,286
Other liabilities	5,837	6,281
Stockholders' equity	5,310,607	4,904,611
	$5,739,616	$5,452,178

CONDENSED STATEMENTS OF OPERATIONS

	2021	2020	2019
Revenues:
Income from bank subsidiaries	$99,766	$119,065	$113,982
Income from nonbank subsidiaries	89	119	178
Income from equity method investment	33,169	22,587	24,298
Other income	14,945	3,861	3,485
Expenses:
Interest expense	22,903	23,877	18,425
Personnel expense, including stock compensation	24,952	18,737	21,226
Other expense	2,697	2,905	1,496
Income before income taxes and equity in undistributed income of subsidiaries	97,417	100,113	100,796
Income tax benefit	(3,088)	(5,370)	(4,457)
Income before equity in undistributed income of subsidiaries	100,505	105,483	105,253
Equity in undistributed income of bank subsidiaries	424,978	205,327	294,354
Equity in undistributed income of nonbank subsidiaries	1,840	1,511	1,274
Net income	$527,323	$312,321	$400,881
Preferred stock dividends	15,192	7,596	—
Net income available to common shareholders	$512,131	$304,725	$400,881

CONDENSED STATEMENTS OF CASH FLOWS

	2021	2020	2019
Operating activities:
Net income	$527,323	$312,321	$400,881
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and accretion	1,886	1,122	(3,094)
Stock-based compensation expense	24,952	18,737	21,226
Increase (decrease) in income tax payable, net	—	(2,467)	2,467
Deferred tax expense (benefit)	2,850	3,876	(2,857)
Income from equity method investments, net	(33,169)	(22,587)	(24,298)
Dividends received from equity method investment	12,214	9,251	8,953
Excess tax benefit from stock compensation	(2,475)	(417)	(1,011)
Gain on other investments, net	(10,223)	(195)	(1,057)
Decrease (increase) in other assets	19,478	(39,981)	7,295
Increase (decrease) in other liabilities	2,032	(764)	5,322
Equity in undistributed income of bank subsidiaries	(424,978)	(205,327)	(294,354)
Equity in undistributed income of nonbank subsidiaries	(1,840)	(1,511)	(1,274)
Net cash provided by operating activities	118,050	72,058	118,199
Investing activities:
Investment in consolidated banking subsidiaries	—	—	(180,000)
Increase in other investments	(11,668)	(2,454)	(1,411)
Net cash used in investing activities	(11,668)	(2,454)	(181,411)
Financing activities:
Proceeds from subordinated debt and other borrowings, net of issuance costs	—	(93)	316,078
Repayment of subordinated debt and other borrowings	(120,000)	(80,000)	(49,880)
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes	(3,790)	(2,488)	—
Exercise of common stock options, net of shares surrendered for taxes	(3,130)	(2,577)	(3,694)
Issuance of preferred stock, net of issuance costs	—	217,126	—
Repurchase of common stock	—	(50,790)	(61,416)
Common dividends paid	(55,504)	(49,389)	(49,828)
Preferred stock dividends paid	(15,192)	(7,596)	—
Net cash provided by (used in) financing activities	(197,616)	24,193	151,260
Net increase (decrease) in cash	(91,234)	93,797	88,048
Cash and cash equivalents, beginning of year	275,888	182,091	94,043
Cash and cash equivalents, end of year	$184,654	$275,888	$182,091

Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial under Tennessee banking laws. Pinnacle Bank paid dividends of $99.8 million, $119.1 million and $114.0 million, respectively, to Pinnacle Financial in each of the years ended December 31, 2021, 2020 and 2019.

Note 22.  Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2021 follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021
Interest income	$251,917	$259,236	$260,868	$259,193
Net interest income	222,870	233,225	237,543	238,763
Provision for credit losses	7,235	2,834	3,382	2,675
Net income before taxes	153,648	162,458	169,405	166,394
Net income	125,428	131,790	136,577	133,528
Net income available to common shareholders	121,630	127,992	132,779	129,730
Basic net income per common share	$1.61	$1.70	$1.76	$1.72
Diluted net income per common share	$1.61	$1.69	$1.75	$1.71

2020
Interest income	$263,069	$251,738	$249,188	$257,047
Net interest income	193,552	200,657	206,594	220,985
Provision for credit losses	105,045	72,832	16,758	9,180
Net income before taxes	26,691	73,674	137,049	133,944
Net income	28,356	62,444	110,645	110,876
Net income available to common shareholders	28,356	62,444	106,847	107,078
Basic net income per common share	$0.37	$0.83	$1.42	$1.42
Diluted net income per common share	$0.37	$0.83	$1.42	$1.42

2019
Interest income	$257,883	$265,851	$275,749	$268,453
Net interest income	187,246	188,918	195,806	194,172
Provision for credit losses	7,184	7,195	8,260	4,644
Net income before taxes	117,074	124,719	137,224	118,520
Net income available to common shareholders	93,960	100,321	110,521	96,079
Basic net income per common share	$1.22	$1.31	$1.45	$1.26
Diluted net income per common share	$1.22	$1.31	$1.44	$1.26

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

Management Report on Internal Control Over Financial Reporting

The report of Pinnacle Financial's management on Pinnacle Financial's internal control over financial reporting begins on page 87 of this Annual Report on Form 10-K.  The report of Pinnacle Financial's independent registered public accounting firm on Pinnacle Financial's internal control over financial reporting is set forth on page 89 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2022 under the headings "Corporate Governance-Code of Conduct," "Proposal #1 Election of Directors-Audit Committee," "Proposal #1 Election of Directors," "Information About Our Executive Officers," and "Delinquent Section 16(a) Reports" and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2022 under the headings "Proposal #1 Election of the Directors-Director Compensation" and "Executive Compensation" and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this Item regarding security ownership of certain beneficial owners and management will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2022 under the heading, "Security Ownership of Certain Beneficial Owners and Management" and are incorporated herein by reference.

The following table summarizes information concerning Pinnacle Financial's equity compensation plans at December 31, 2021:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)(2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders:
Amended and Restated 2018 Omnibus Equity Incentive Plan	1,172,888	—	1,922,294
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	1,172,888	$—	1,922,294

(1)Includes 1,116,520 performance-based restricted stock units and 56,368 time-based restricted stock units under the Plan. These restricted stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and are to be settled in shares of common stock. Accordingly, they have been disregarded for purposes of computing the weighted-average exercise price.
(2)All of CapitalMark's outstanding stock options vested upon consummation of the CapitalMark merger and were converted into options to purchase shares of Pinnacle Financial's Common Stock. As of December 31, 2021, 56,147 shares of Pinnacle Financial's common stock remain subject to outstanding options issued to the CapitalMark option holders and the weighted average exercise price of those options is $24.51.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2022 under the headings, "Certain Relationships and Related Transactions," and "Corporate Governance-Director Independence" and are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2022 under the heading, "Independent Registered Public Accounting Firm" and are incorporated herein by reference.

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

10.6#
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

10.10#
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

10.14#
CapitalMark Bank & Trust Amended and Restated Stock Option Plan, effective as of July 31, 2015, incorporated herein by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 filed August 10, 2015.

10.15#
Supplemental Executive Retirement Plan Agreement between Avenue Bank and Ronald Samuels, dated October 26, 2007, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2016.

10.16#
Employment Agreement, effective as of June 16, 2017, by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Richard D. Callicutt II, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2017.

10.17#
Salary Continuation Agreement dated as of December 12, 2016, between Richard D. Callicutt II and Bank of North Carolina, incorporated herein by reference to Exhibit 10.1 to BNC Bancorp’s Current Report on Form 8-K filed on December 16, 2016.

10.18#	BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 16, 2017.
10.19#
Form of Pinnacle Financial Partners, Inc. Named Executive Officer Performance Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 26, 2018.

10.20#
Form of Directors Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.21#
Form of Named Executive Officers Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.22#
Form of Associate Time-Vested Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.23#	Form of Named Executive Officers 2019 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2019.
10.24#	Form of Named Executive Officers 2020 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 24, 2020.
10.25#	Form of 2021 Restricted Share Unit Award Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 27, 2021
10.26#	Form of Named Executive Officers 2021 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 27, 2021
10.27#	Form of Amendment to Named Executive Officers 2019 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 27, 2021
10.28#	Form of Amendment to Named Executive Officers 2020 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 27, 2021
10.29#
Second Amended and Restated Limited Liability Company Agreement of Bankers Healthcare Group, LLC, dated February 2, 2021, incorporated herein by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 26, 2021

10.30#	Pinnacle Financial Partners, Inc. 2021 Annual Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 2, 2021.
10.31#	Pinnacle Financial Partners, Inc. 2022 Annual Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 25, 2022.
10.32#
Pinnacle Financial Partners, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 21, 2021.

10.33#	Form of 2022 Restricted Share Unit Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2022.
10.34#	Form of Named Executive Officers 2022 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 21, 2022.
10.35#	Form of Named Executive Officers Special Performance Unit Award Agreement, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 21, 2022.

21.1*	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1*	Consent of Crowe LLP
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101)
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

PINNACLE FINANCIAL PARTNERS, INC

	By:	/s/ M. Terry Turner
M. Terry Turner
Date: February 28, 2022		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 28, 2022
Robert A. McCabe, Jr.

/s/ M. Terry Turner	Director, President and Chief Executive Officer	February 28, 2022
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 28, 2022
Harold R. Carpenter	(Principal Financial and Accounting Officer)

/s/ Richard D. Callicutt	Director, Chairman of the Carolinas and Virginia	February 28, 2022
Richard D. Callicutt

/s/ Abney S. Boxley	Director	February 28, 2022
Abney S. Boxley

/s/ Charles E. Brock	Director	February 28, 2022
Charles E. Brock

/s/ Renda J. Burkhart	Director	February 28, 2022
Renda J. Burkhart

/s/ Gregory L. Burns	Director	February 28, 2022
Gregory L. Burns

/s/ Marty G. Dickens	Director	February 28, 2022
Marty G. Dickens

/s/ Thomas C. Farnsworth, III	Director	February 28, 2022
Thomas C. Farnsworth, III

/s/ Joseph Galante	Director	February 28, 2022
Joseph Galante

/s/ Glenda Baskin Glover	Director	February 28, 2022
Glenda Baskin Glover

/s/ David B. Ingram	Director	February 28, 2022
David B. Ingram

/s/ Decosta E. Jenkins	Director	February 28, 2022
Decosta E. Jenkins

/s/ Ronald L. Samuels	Director	February 28, 2022
Ronald L. Samuels

/s/ Reese L. Smith, III	Director	February 28, 2022
Reese L. Smith, III

/s/ G. Kennedy Thompson	Director	February 28, 2022
G. Kennedy Thompson