Form 10-Q
period 2022-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2022-05-06
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 30, 2022 there were 76,385,427 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2022

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or Bankers Healthcare Group, LLC (BHG) resulting in significant increases in loan losses and provisions for those losses and, in the case of BHG, substitutions; (ii) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (iii) the effects of new outbreaks of COVID-19, including actions taken by governmental officials to curb the spread of the virus, and the resulting impact on general economic and financial market conditions and on Pinnacle Financial's and its customers' business, results of operations, asset quality and financial condition; (iv) further public acceptance of the vaccines that were developed against the virus as well as the decisions of governmental agencies with respect to vaccines including recommendations related to booster shots and requirements (including those of state, federal and local governments that may conflict with one another) that seek to mandate or in some cases prohibit mandates that individuals receive or employers require that their employees receive the vaccine; (v) those vaccines' efficacy against the virus, including new variants; (vi) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the long-term historical growth rate of its, or such entities', loan portfolio; (vii) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (viii) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (ix) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of compression to net interest margin; (x) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina, Georgia, Alabama and Virginia, particularly in commercial and residential real estate markets, including the negative impact of inflationary pressures on our customers and their businesses; (xi) the results of regulatory examinations; (xii) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xiii) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xiv) BHG's ability to profitably grow its business and successfully execute on its business plans; (xv) risks of expansion into new geographic or product markets; (xvi) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to lower rates it pays on deposits; (xvii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or other intangible assets; (xviii) the ineffectiveness of Pinnacle Bank's hedging strategies, or the unexpected counterparty failure or hedge failure of the underlying hedges; (xix) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xx) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xxi) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Bank's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xxii) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xxiii) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxiv) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients; (xxv) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company or all or a portion of their ownership interests in BHG (triggering a similar sale by Pinnacle Financial and Pinnacle Bank) if not prohibited from doing so by Pinnacle Financial or Pinnacle Bank; (xxvi) the possibility of increased personal or corporate tax rates and the resulting reduction in our and our customers' businesses as a result of any such increases; (xxvii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxviii) the availability of and access to capital; (xxix) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions; and (xxx) general competitive, economic, political and market conditions. Additional factors which could affect the forward-looking statements can be found in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2021 and subsequently filed Current Reports on Form 8-K filed with the SEC and available on the SEC's website at http://www.sec.gov. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	March 31, 2022	December 31, 2021
ASSETS
Cash and noninterest-bearing due from banks	$187,093	$188,287
Restricted cash	29,680	82,505
Interest-bearing due from banks	3,103,008	3,830,747
Federal funds sold and other	—	—
Cash and cash equivalents	3,319,781	4,101,539
Securities purchased with agreement to resell	1,332,753	1,000,000
Securities available-for-sale, at fair value	3,569,723	4,914,194
Securities held-to-maturity (fair value of $2.4 billion and $1.2 billion, net of allowance for credit losses of $1.1 million and $161 at March 31, 2022 and Dec. 31, 2021, respectively)	2,566,386	1,155,958
Consumer loans held-for-sale	67,224	45,806
Commercial loans held-for-sale	35,383	17,685
Loans	24,499,022	23,414,262
Less allowance for credit losses	(261,618)	(263,233)
Loans, net	24,237,404	23,151,029
Premises and equipment, net	296,779	288,182
Equity method investment	382,256	360,833
Accrued interest receivable	95,147	98,813
Goodwill	1,850,951	1,819,811
Core deposits and other intangible assets	31,997	33,819
Other real estate owned	8,237	8,537
Other assets	1,606,357	1,473,193
Total assets	$39,400,378	$38,469,399
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$10,986,194	$10,461,071
Interest-bearing	6,838,659	6,530,015
Savings and money market accounts	12,416,101	12,179,663
Time	2,054,860	2,133,784
Total deposits	32,295,814	31,304,533
Securities sold under agreements to repurchase	219,530	152,559
Federal Home Loan Bank advances	888,870	888,681
Subordinated debt and other borrowings	423,319	423,172
Accrued interest payable	8,575	12,504
Other liabilities	283,320	377,343
Total liabilities	34,119,428	33,158,792
Shareholders' equity:
Preferred stock, no par value, 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at March 31, 2022 and Dec. 31, 2021, respectively	217,126	217,126
Common stock, par value $1.00; 180.0 million shares authorized; 76.4 million and 76.1 million shares issued and outstanding at March 31, 2022 and Dec. 31, 2021, respectively	76,377	76,143
Additional paid-in capital	3,045,914	3,045,802
Retained earnings	1,972,686	1,864,350
Accumulated other comprehensive income (loss), net of taxes	(31,153)	107,186
Total shareholders' equity	5,280,950	5,310,607
Total liabilities and shareholders' equity	$39,400,378	$38,469,399
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(dollars in thousands, except per share data)	Three months ended March 31,
	2022	2021
Interest income:
Loans, including fees	$227,047	$227,372
Securities:
Taxable	11,048	7,728
Tax-exempt	17,446	15,498
Federal funds sold and other	3,076	1,319
Total interest income	258,617	251,917

Interest expense:
Deposits	10,250	17,468
Securities sold under agreements to repurchase	56	72
Federal Home Loan Bank advances and other borrowings	8,836	11,507
Total interest expense	19,142	29,047
Net interest income	239,475	222,870
Provision for credit losses	2,720	7,235
Net interest income after provision for credit losses	236,755	215,635

Noninterest income:
Service charges on deposit accounts	11,030	8,307
Investment services	10,691	8,191
Insurance sales commissions	4,036	3,225
Gain on mortgage loans sold, net	4,066	13,666
Investment losses on sales, net	(61)	—
Trust fees	5,973	4,687
Income from equity method investment	33,655	28,950
Other noninterest income	34,106	25,683
Total noninterest income	103,496	92,709

Noninterest expense:
Salaries and employee benefits	121,852	102,728
Equipment and occupancy	25,536	23,220
Other real estate (income) expense, net	105	(13)
Marketing and other business development	3,777	2,349
Postage and supplies	2,371	1,806
Amortization of intangibles	1,871	2,206
Other noninterest expense	27,149	22,400
Total noninterest expense	182,661	154,696
Income before income taxes	157,590	153,648
Income tax expense	28,480	28,220
Net income	129,110	125,428
Preferred stock dividends	(3,798)	(3,798)
Net income available to common shareholders	$125,312	$121,630

Per share information:
Basic net income per common share	$1.66	$1.61
Diluted net income per common share	$1.65	$1.61
Weighted average common shares outstanding:
Basic	75,654,986	75,372,883
Diluted	75,930,372	75,657,149

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(dollars in thousands)	Three months ended March 31,
	2022	2021
Net income	$129,110	$125,428
Other comprehensive income (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	(134,895)	(33,372)
Change in fair value of cash flow hedges, net of tax	—	(17,742)
Accretion of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	(980)	(1,691)
Net (gain) loss on cash flow hedges reclassified from other comprehensive income into net income, net of tax	(2,509)	504
Net loss on sale of investment securities reclassified from other comprehensive income into net income, net of tax	45	—
Total other comprehensive loss, net of tax	(138,339)	(52,301)
Total comprehensive income (loss)	$(9,229)	$73,127

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(dollars and shares in thousands)	Preferred Stock Amount	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts
Balance at December 31, 2020	$217,126	75,850	$75,850	$3,028,063	$1,407,723	$175,849	$4,904,611
Exercise of employee common stock options & related tax benefits	—	13	13	291	—	—	304
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.18 per share)	—	—	—	—	(13,902)	—	(13,902)
Issuance of restricted common shares, net of forfeitures	—	172	172	(172)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(34)	(34)	(2,422)	—	—	(2,456)
Issuance of common stock pursuant to restricted stock unit (RSU) and performance stock unit (PSU) agreements, net of shares withheld for taxes & related tax benefits	—	87	87	(3,848)		—	(3,761)
Compensation expense for restricted shares & performance stock units	—	—	—	5,399	—	—	5,399
Net income	—	—	—	—	125,428	—	125,428
Other comprehensive loss	—	—	—	—	—	(52,301)	(52,301)
Balance at March 31, 2021	$217,126	76,088	$76,088	$3,027,311	$1,515,451	$123,548	$4,959,524

Balance at December 31, 2021	$217,126	76,143	$76,143	$3,045,802	$1,864,350	$107,186	$5,310,607
Exercise of employee common stock options & related tax benefits	—	6	6	124	—	—	130
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(16,976)	—	(16,976)
Issuance of restricted common shares, net of forfeitures	—	158	158	(158)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(35)	(35)	(3,736)	—	—	(3,771)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes & related tax benefits	—	105	105	(5,566)	—	—	(5,461)
Compensation expense for restricted shares & performance stock units	—	—	—	9,448	—	—	9,448
Net income	—	—	—	—	129,110	—	129,110
Other comprehensive loss	—	—	—	—	—	(138,339)	(138,339)
Balance at March 31, 2022	$217,126	76,377	$76,377	$3,045,914	$1,972,686	$(31,153)	$5,280,950
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollars in thousands)	Three months ended March 31,
	2022	2021
Operating activities:
Net income	$129,110	$125,428
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	16,048	12,195
Depreciation, amortization and accretion	14,367	14,049
Provision for credit losses	2,720	7,235
Gain on mortgage loans sold, net	(4,066)	(13,666)
Investment losses on sales, net	61	—
Gain on other equity investments, net	(1,710)	(3,440)
Stock-based compensation expense	9,448	5,399
Deferred tax expense	15,680	7,537
Gains on dispositions of other real estate and other investments	(20)	(132)
Gain on remeasurement of previously held noncontrolling interest	(5,500)	—
Income from equity method investment	(33,655)	(28,950)
Dividends received from equity method investment	12,232	9,993
Excess tax benefit from stock compensation	(2,639)	(1,565)
Gain on commercial loans sold, net	(488)	(1,184)
Commercial loans held for sale originated	(111,411)	(115,154)
Commercial loans held for sale sold	94,201	134,997
Consumer loans held for sale originated	(417,668)	(640,024)
Consumer loans held for sale sold	400,316	655,743
Decrease in other assets	33,554	70,174
Decrease in other liabilities	(98,465)	(118,902)
Net cash provided by operating activities	52,115	119,733
Investing activities:
Activities in securities available-for-sale:
Purchases	(45,579)	(302,867)
Sales	2,866	—
Maturities, prepayments and calls	93,330	126,841
Activities in securities held-to-maturity:
Purchases	(374,043)	—
Maturities, prepayments and calls	15,391	9,653
Increase in securities purchased under agreements to resell	(332,753)	(450,000)
Increase in loans, net	(1,062,733)	(672,239)
Purchases of software, premises and equipment	(10,072)	(5,704)
Proceeds from sales of software, premises and equipment	172	—
Proceeds from sale of other real estate	319	1,980
Purchase of bank owned life insurance policies	(75,000)	—
Proceeds from sale of FHLB stock	—	7,883
Acquisition, net of cash acquired	(30,415)	—
Increase in other investments	(18,777)	(17,016)
Net cash used in investing activities	(1,837,294)	(1,301,469)
Financing activities:
Net increase in deposits	995,940	587,418
Net increase in securities sold under agreements to repurchase	66,971	43,954
Federal Home Loan Bank: Repayments/maturities	—	(200,000)
Repayments of other borrowings	(29,547)	—
Principal payments of finance lease obligation	(67)	(64)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes	(5,461)	(3,761)
Exercise of common stock options, net of shares surrendered for taxes	(3,641)	(2,152)
Common stock dividends paid	(16,976)	(13,902)
Preferred stock dividends paid	(3,798)	(3,798)
Net cash provided by financing activities	1,003,421	407,695
Net decrease in cash, cash equivalents, and restricted cash	(781,758)	(774,041)
Cash, cash equivalents, and restricted cash, beginning of period	4,101,539	3,961,449
Cash, cash equivalents, and restricted cash, end of period	$3,319,781	$3,187,408
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a financial holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue), BNC Bancorp (BNC) and Advocate Capital, Inc. (Advocate Capital) on July 31, 2015, September 1, 2015, July 1, 2016, June 16, 2017 and July 2, 2019, respectively. Pinnacle Financial and Pinnacle Bank also collectively hold a 49% interest in Bankers Healthcare Group, LLC (BHG), a company that primarily serves as a full-service commercial loan provider to healthcare and other professional practices but also makes consumer loans for various purposes. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance, and comprehensive wealth management services, in its 15 primarily urban markets across the Southeast.

On March 1, 2022, Pinnacle Bank acquired the remaining 80% of the outstanding membership interests of JB&B Capital, LLC (JB&B) for a cash price of $32.0 million. JB&B is a commercial equipment leasing business headquartered in Knoxville, TN. Pinnacle Bank had previously acquired 20% of JB&B in 2017. Pinnacle Financial accounted for the acquisition of JB&B under the acquisition method in accordance with ASC Topic 805. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the JB&B acquisition. At the acquisition date, JB&B's net assets were initially recorded at a fair value of $8.3 million, consisting mainly of leases receivable. JB&B's $29.5 million of indebtedness was also paid off in connection with consummation of the acquisition. The preexisting noncontrolling interest of JB&B held by Pinnacle Bank was remeasured at a fair value of $8.0 million on the acquisition date resulting in a gain on remeasurement of $5.5 million that was recorded in other noninterest income during the three months ended March 31, 2022. The purchase price allocations for the acquisition of JB&B are preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities.

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2021 (2021 10-K).

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

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses and determination of any impairment of goodwill or intangible assets. There have been no significant changes to Pinnacle Financial's significant accounting policies as disclosed in the 2021 10-K.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	For the three months ended March 31,
	2022	2021
Cash Transactions:
Interest paid	$22,772	$38,362
Income taxes paid, net	625	433
Operating lease payments	3,819	3,516
Noncash Transactions:
Loans charged-off to the allowance for credit losses	6,512	14,274
Loans foreclosed upon and transferred to other real estate owned	—	139
Available-for-sale securities transferred to held-to-maturity portfolio	1,059,737	—
Right-of-use asset recognized during the period in exchange for lease obligations	1,528	531

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

The following is a summary of the basic and diluted net income per common share calculations for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	Three months ended March 31,
	2022	2021
Basic net income per common share calculation:
Numerator - Net income available to common shareholders	$125,312	$121,630

Denominator - Weighted average common shares outstanding	75,655	75,373
Basic net income per common share	$1.66	$1.61
Diluted net income per common share calculation:
Numerator - Net income available to common shareholders	$125,312	$121,630

Denominator - Weighted average common shares outstanding	75,655	75,373
Dilutive common shares contingently issuable	275	284
Weighted average diluted common shares outstanding	75,930	75,657
Diluted net income per common share	$1.65	$1.61

Recently Adopted Accounting Pronouncements — In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Pinnacle Financial is implementing a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. Pinnacle Financial intends to discontinue originating LIBOR-based loans during 2022 and have begun negotiating loans primarily using our preferred replacement index, the Secured Overnight Financing Rate ("SOFR"). For the Company's currently outstanding LIBOR-based loans, the timing and manner in which each customer's contract transitions to SOFR will vary on a case-by-case basis. Pinnacle Financial expects to complete all loan transitions by June 30, 2023.

Newly Issued Not Yet Effective Accounting Standards — In March 2022, the FASB issued Accounting Standards Update 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method, which allows multiple hedged layers to be designated for a single closed portfolio of financial assets resulting in a greater portion of the interest rate risk in the closed portfolio being eligible to be hedged. The amendments allow the flexibility to use different types of derivatives or combinations of derivatives to better align with risk management strategies. Furthermore, among other things, the amendments clarify that basis adjustments of hedged items in the closed portfolio should be allocated at the portfolio level and not the individual assets within the portfolio. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2022-01 prospectively. If an entity elects to early adopt ASU 2022-01 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. Pinnacle Financial is assessing ASU 2022-01 and its impact on its accounting and disclosures.

In March 2022, the FASB issued Accounting Standards Update 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which removes the accounting guidance for troubled debt restructurings and requires entities to evaluate whether a modification provided to a borrower results in a new loan or continuation of an existing loan. The amendments enhance existing disclosures and require new disclosures for receivables when there has been a modification in contractual cash flows due to a borrower experiencing financial difficulties. Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage disclosures. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2022-02 prospectively. If an entity elects to early adopt ASU 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. Pinnacle Financial is assessing ASU 2022-02 and its impact on its accounting and disclosures.

Other than those pronouncements discussed above and those which have been recently adopted, Pinnacle Financial does not believe there were any other recently issued accounting pronouncements that may materially impact its consolidated financial statements.

Subsequent Events — ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after March 31, 2022 through the date of the issued financial statements. In April 2022, Pinnacle Financial terminated certain fair value hedging relationships related to available-for-sale securities and entered into certain new fair value hedging relationships as more fully disclosed in Note 8. Derivative Instruments. Other than these hedging transactions, no other subsequent events were noted.

Note 2. Equity method investment

A summary of BHG's financial position as of March 31, 2022 and December 31, 2021 and results of operations as of and for the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	As of
	March 31, 2022	December 31, 2021
Assets	$3,106,382	$2,724,542

Liabilities	2,706,875	2,355,256
Equity interests	399,507	369,286
Total liabilities and equity	$3,106,382	$2,724,542

	For the three months ended March 31,
	2022	2021
Revenues	$238,612	$157,623
Net income	$69,826	$58,562

At March 31, 2022, technology, trade name and customer relationship intangibles, net of related amortization, totaled $6.7 million compared to $6.8 million as of December 31, 2021. Amortization expense of $128,000 was included for the three months ended March 31, 2022 compared to $188,000 for the same period in the prior year. Accretion income of $243,000 was included in the three months ended March 31, 2022 compared to $452,000 for the same period in the prior year.

During the three months ended March 31, 2022, Pinnacle Financial and Pinnacle Bank received dividends of $12.2 million from BHG in the aggregate compared to $10.0 million during the three months ended March 31, 2021. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. During the three months ended March 31, 2022, Pinnacle Bank purchased no loans from BHG. Pinnacle Bank purchased $74.6 million of loans from BHG during the three months ended March 31, 2021. These loans were purchased at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be approximately 4.75% per annum. At March 31, 2022 and December 31, 2021, there were $297.6 million and $319.1 million, respectively, of BHG joint venture program loans held by Pinnacle Bank.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022:
Securities available-for-sale:
U.S. Treasury securities	$81,314	$—	$150	$81,164
U.S. Government agency securities	444,161	2,018	16,231	429,948
Mortgage-backed securities	1,611,929	2,574	83,939	1,530,564
State and municipal securities	1,257,130	16,644	26,609	1,247,165
Asset-backed securities	176,367	—	9,988	166,379
Corporate notes and other	117,294	1,239	4,030	114,503
	$3,688,195	$22,475	$140,947	$3,569,723
Securities held-to-maturity:
U.S. Treasury securities	$93,039	$—	$3,778	$89,261
U.S. Government agency securities	213,854	—	10,753	203,101
Mortgage-backed securities	374,692	121	20,933	353,880
State and municipal securities	1,726,629	5,682	97,222	1,635,089
Asset-backed securities	150,076	—	7,622	142,454
Corporate notes and other	9,202	—	333	8,869
	$2,567,492	$5,803	$140,641	$2,432,654
Allowance for credit losses - securities held-to-maturity	(1,106)
Securities held-to-maturity, net of allowance for credit losses	$2,566,386

December 31, 2021:
Securities available-for-sale:
U.S. Treasury securities	$194,490	$—	$881	$193,609
U.S. Government agency securities	634,611	2,359	4,961	632,009
Mortgage-backed securities	1,908,675	29,874	18,310	1,920,239
State and municipal securities	1,774,119	52,961	3,243	1,823,837
Asset-backed securities	232,294	60	2,785	229,569
Corporate notes and other	114,355	3,082	2,506	114,931
	$4,858,544	$88,336	32,686	$4,914,194
Securities held-to-maturity:
U.S. Government agency securities	11,920	—	37	11,883
Mortgage-backed securities	106,555	86	196	106,445
State and municipal securities	1,037,644	32,966	889	1,069,721
	$1,156,119	$33,052	$1,122	$1,188,049
Allowance for credit losses - securities held-to-maturity	(161)
Securities held-to-maturity, net of allowance for credit losses	$1,155,958

During the quarters ended March 31, 2022, March 31, 2020 and September 30, 2018, Pinnacle Financial transferred, at fair value, $1.1 billion, $873.6 million and $179.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax losses of $1.5 million, net unrealized after tax gains of $69.0 million and net unrealized after tax losses of $2.2 million, respectively, remained in accumulated other comprehensive income (loss) and are being amortized over the remaining life of the transferred securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. At March 31, 2022, approximately $743.6 million of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At March 31, 2022, repurchase agreements comprised of secured borrowings totaled $219.5 million and were secured by $219.5 million of pledged U.S. government agency securities, mortgage-backed securities, municipal securities, asset-backed securities and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to remain adequately secured.

The amortized cost and fair value of debt securities as of March 31, 2022 by contractual maturity is shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
March 31, 2022:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$83,308	$83,147	$1,971	$1,969
Due in one year to five years	161,633	164,323	277,233	264,682
Due in five years to ten years	392,289	386,656	33,474	31,634
Due after ten years	1,262,669	1,238,654	1,730,046	1,638,035
Mortgage-backed securities	1,611,929	1,530,564	374,692	353,880
Asset-backed securities	176,367	166,379	150,076	142,454
	$3,688,195	$3,569,723	$2,567,492	$2,432,654

At March 31, 2022 and December 31, 2021, the following available-for-sale investments had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2022
U.S. Treasury securities	$81,164	$150	$—	$—	$81,164	$150
U.S. Government agency securities	400,351	14,124	29,597	2,107	429,948	16,231
Mortgage-backed securities	1,205,002	60,486	224,667	23,453	1,429,669	83,939
State and municipal securities	420,842	25,798	112,468	811	533,310	26,609
Asset-backed securities	161,788	9,684	4,591	304	166,379	9,988
Corporate notes	42,719	1,840	20,110	2,190	62,829	4,030
Total temporarily-impaired securities	$2,311,866	$112,082	$391,433	$28,865	$2,703,299	$140,947

At December 31, 2021
U.S. Treasury securities	$178,610	$881	$—	$—	$178,610	$881
U.S. Government agency securities	353,951	2,987	54,266	1,974	408,217	4,961
Mortgage-backed securities	744,996	11,663	178,956	6,647	923,952	18,310
State and municipal securities	309,605	2,198	57,270	1,045	366,875	3,243
Asset-backed securities	198,349	2,595	6,513	190	204,862	2,785
Corporate notes	14,991	554	20,270	1,952	35,261	2,506
Total temporarily-impaired securities	$1,800,502	$20,878	$317,275	$11,808	$2,117,777	$32,686

The applicable dates for determining when available-for-sale securities were in an unrealized loss position were March 31, 2022 and December 31, 2021. As such, it is possible that an available-for-sale security had a market value less than its amortized cost on other days during the twelve-month periods ended March 31, 2022 and December 31, 2021, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at March 31, 2022, Pinnacle Financial had approximately $140.9 million in unrealized losses on approximately $2.7 billion of available-for-sale securities. For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial currently does not intend to sell those available-for-sale securities that have an unrealized loss at March 31, 2022, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value of available-for-sale securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with available-for-sale securities at March 31, 2022 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at March 31, 2022. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type. Pinnacle Financial has a zero loss expectation for U.S. treasury securities in addition to U.S. Government agency securities and mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. Credit losses on held-to-maturity state and municipal securities and corporate notes and other securities are estimated using probability of default and loss given default models driven primarily by macroeconomic factors over a reasonable and supportable period of eighteen months with a twelve month reversion to average loss factors. At March 31, 2022 and December 31, 2021, the estimated allowance for credit losses on these held-to-maturity securities was $1.1 million and $161,000, respectively, with the change driven largely by the increase in the balance of held-to-maturity securities and and also by changes in macroeconomic forecasts.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At March 31, 2022, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. During the three months ended March 31, 2022, $2.9 million of available-for-sale securities were sold resulting in gross realized losses of $61,000. No available-for-sale securities were sold during the three months ended March 31, 2021.

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
•Commercial and industrial loans - Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows. Loans totaling $157.2 million and $371.1 million granted under the Paycheck Protection Program are included in this category as of March 31, 2022, and December 31, 2021, respectively.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification. Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

Loans at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Commercial real estate:
Owner occupied	$3,124,275	$3,048,822
Non-owner occupied	5,426,583	5,221,704
Consumer real estate – mortgage	3,813,252	3,680,684
Construction and land development	3,277,029	2,903,017
Commercial and industrial	8,370,384	8,074,546
Consumer and other	487,499	485,489
Subtotal	$24,499,022	$23,414,262
Allowance for credit losses	(261,618)	(263,233)
Loans, net	$24,237,404	$23,151,029

Commercial loans receive risk ratings assigned by a financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes lesser than those of the other defined risk categories further described below. Pinnacle Financial believes its categories follow those used by Pinnacle Bank's primary regulators. At March 31, 2022, approximately 77.7% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination or most recent renewal as of March 31, 2022 (in thousands):

March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial real estate - Owner occupied
Pass	$264,461	$898,657	$688,952	$357,745	$307,953	$431,738	$74,826	$3,024,332
Special Mention	19,264	9,379	8,568	20,962	2,175	8,199	12,696	81,243
Substandard (1)	1,831	1,309	2,470	5,721	203	4,044	—	15,578
Substandard-nonaccrual	262	1,401	—	90	977	392	—	3,122
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$285,818	$910,746	$699,990	$384,518	$311,308	$444,373	$87,522	$3,124,275
Commercial real estate - Non-owner occupied
Pass	$574,347	$1,677,660	$873,901	$843,367	$397,452	$694,623	$91,711	$5,153,061
Special Mention	7,497	23,414	164,066	29,464	252	33,740	—	258,433
Substandard (1)	—	1,665	6,860	1,334	2,094	1,700	—	13,653
Substandard-nonaccrual	—	—	—	—	488	948	—	1,436
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - Non-owner occupied	$581,844	$1,702,739	$1,044,827	$874,165	$400,286	$731,011	$91,711	$5,426,583
Consumer real estate – mortgage
Pass	$299,201	$1,211,116	$541,793	$278,316	$161,744	$340,987	$968,341	$3,801,498
Special Mention	—	—	—	—	680	379	—	1,059
Substandard (1)	—	—	349	—	—	429	1,640	2,418
Substandard-nonaccrual	—	145	680	4,309	1,008	1,969	166	8,277
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$299,201	$1,211,261	$542,822	$282,625	$163,432	$343,764	$970,147	$3,813,252
Construction and land development
Pass	$415,917	$1,749,242	$749,945	$288,931	$34,325	$12,219	$11,684	$3,262,263
Special Mention	777	2,696	1,017	9,744	—	—	—	14,234
Substandard (1)	—	—	—	10	17	155	—	182
Substandard-nonaccrual	—	—	—	223	—	127	—	350
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$416,694	$1,751,938	$750,962	$298,908	$34,342	$12,501	$11,684	$3,277,029
Commercial and industrial
Pass	$1,207,865	$2,422,636	$693,061	$505,318	$225,965	$206,597	$2,930,350	$8,191,792
Special Mention	579	17,082	6,423	36,499	6,507	1,431	28,088	96,609
Substandard (1)	1,649	17,563	362	6,106	9,953	1,979	30,940	68,552
Substandard-nonaccrual	184	321	9,221	321	269	459	2,656	13,431
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$1,210,277	$2,457,602	$709,067	$548,244	$242,694	$210,466	$2,992,034	$8,370,384
Consumer and other

March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Pass	$65,436	$142,788	$74,986	$4,750	$1,767	$2,566	$195,206	$487,499
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	—	—	—	—	—	—	—
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$65,436	$142,788	$74,986	$4,750	$1,767	$2,566	$195,206	$487,499
Total loans
Pass	$2,827,227	$8,102,099	$3,622,638	$2,278,427	$1,129,206	$1,688,730	$4,272,118	$23,920,445
Special Mention	28,117	52,571	180,074	96,669	9,614	43,749	40,784	451,578
Substandard (1)	3,480	20,537	10,041	13,171	12,267	8,307	32,580	100,383
Substandard-nonaccrual	446	1,867	9,901	4,943	2,742	3,895	2,822	26,616
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$2,859,270	$8,177,074	$3,822,654	$2,393,210	$1,153,829	$1,744,681	$4,348,304	$24,499,022

(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $100.4 million at March 31, 2022, compared to $109.6 million at December 31, 2021.

The table below presents the aging of past due balances by loan segment at March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans
Commercial real estate:
Owner occupied	$2,443	$—	$1,915	$4,358	$3,119,917	$3,124,275
Non-owner occupied	309	1,387	701	2,397	5,424,186	5,426,583
Consumer real estate – mortgage	5,950	3,174	2,643	11,767	3,801,485	3,813,252
Construction and land development	598	—	127	725	3,276,304	3,277,029
Commercial and industrial	11,059	1,624	4,562	17,245	8,353,139	8,370,384
Consumer and other	2,146	780	405	3,331	484,168	487,499
Total	$22,505	$6,965	$10,353	$39,823	$24,459,199	$24,499,022

December 31, 2021
Commercial real estate:
Owner occupied	$727	$—	$2,426	$3,153	$3,045,669	$3,048,822
Non-owner occupied	1,434	—	645	2,079	5,219,625	5,221,704
Consumer real estate – mortgage	8,710	122	4,450	13,282	3,667,402	3,680,684
Construction and land development	61	—	127	188	2,902,829	2,903,017
Commercial and industrial	4,926	2,677	7,311	14,914	8,059,632	8,074,546
Consumer and other	1,715	568	372	2,655	482,834	485,489
Total	$17,573	$3,367	$15,331	$36,271	$23,377,991	$23,414,262

The following table details the changes in the allowance for credit losses for the three months ended March 31, 2022 and 2021, respectively, by loan classification (in thousands):

	Commercial real estate - Owner occupied	Commercial real estate - Non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Three months ended March 31, 2022:
Balance at December 31, 2021	$19,618	$58,504	$32,104	$29,429	$112,340	$11,238	$263,233
Charged-off loans	(86)	—	(162)	—	(4,380)	(1,884)	(6,512)
Recovery of previously charged-off loans	127	63	294	74	1,924	1,072	3,554
Provision for credit losses on loans	(154)	(2,489)	84	320	2,528	1,054	1,343
Balance at March 31, 2022	$19,505	$56,078	$32,320	$29,823	$112,412	$11,480	$261,618
Three months ended March 31, 2021:
Balance at December 31, 2020	$23,298	$79,132	$33,304	$42,408	$98,423	$8,485	$285,050
Charged-off loans	(697)	(140)	(371)	(367)	(11,749)	(950)	(14,274)
Recovery of previously charged-off loans	602	12	365	37	1,206	655	2,877
Provision for credit losses on loans	(1,138)	1,515	(3,099)	(4,436)	13,196	1,190	7,228
Balance at March 31, 2021	$22,065	$80,519	$30,199	$37,642	$101,076	$9,380	$280,881

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

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. A reasonable and supportable period of 24 months was utilized for all loan segments at March 31, 2022 and December 31, 2021, followed by a 12 month straight line reversion to long term averages at each measurement date.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, as of March 31, 2022 and December 31, 2021 (in thousands):

	Real Estate	Business Assets	Other	Total
March 31, 2022
Commercial real estate:
Owner occupied	$5,650	$—	$—	$5,650
Non-owner occupied	5,686	—	—	5,686
Consumer real estate – mortgage	14,141	—	—	14,141
Construction and land development	1,215	—	—	1,215
Commercial and industrial	—	4,140	92	4,232
Consumer and other	—	—	—	—
Total	$26,692	$4,140	$92	$30,924
December 31, 2021
Commercial real estate:
Owner occupied	$5,300	$—	$—	$5,300
Non-owner occupied	5,631	—	—	5,631
Consumer real estate – mortgage	16,392	—	—	16,392
Construction and land development	1,208	—	—	1,208
Commercial and industrial	—	6,976	206	7,182
Consumer and other	—	—	—	—
Total	$28,531	$6,976	$206	$35,713

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at March 31, 2022 and December 31, 2021. Also presented is the balance of loans on nonaccrual status at March 31, 2022 for which there was no related allowance for credit losses recorded (in thousands):

	March 31, 2022			December 31, 2021
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner occupied	$3,122	$—	$—	$2,694	$—	$—
Non-owner occupied	1,436	—	—	1,404	—	—
Consumer real estate – mortgage	8,277	—	—	10,264	—	144
Construction and land development	350	—	—	356	—	—
Commercial and industrial	13,431	11,407	1,200	16,849	13,188	1,091
Consumer and other	—	—	405	2	—	372
Total	$26,616	$11,407	$1,605	$31,569	$13,188	$1,607

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three months ended March 31, 2022 and 2021, respectively. Had these loans been on accruing status, an additional $529,000 of interest income would have been recognized for the three months ended March 31, 2022 compared to an additional $696,000 for the three months ended March 31, 2021, respectively. Approximately $14.0 million and $15.5 million of nonaccrual loans were performing pursuant to their contractual terms as of March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022 and December 31, 2021, there were $2.3 million and $2.4 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and/or credit officers separate and apart from the normal loan approval process. These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

There were no troubled debt restructurings made during the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022 and 2021, there were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at March 31, 2022 with the comparative exposures for December 31, 2021 (in thousands):

	March 31, 2022
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2021
Lessors of nonresidential buildings	$4,098,546	$1,780,799	$5,879,345	$5,368,638
Lessors of residential buildings	1,467,575	1,355,763	2,823,338	2,566,352
New Housing For-Sale Builders	626,666	1,010,302	1,636,968	1,534,789

Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At March 31, 2022 and December 31, 2021, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 87.4% and 79.1%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 243.7% and 234.1% as of March 31, 2022 and December 31, 2021, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. At March 31, 2022, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds.

At March 31, 2022, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $45.3 million to current directors, executive officers, and their related interests, of which $28.9 million had been drawn upon. At December 31, 2021, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $45.2 million to directors, executive officers, and their related interests, of which approximately $14.5 million had been drawn upon. All loans to directors, executive officers, and their related interests were performing in accordance with contractual terms at March 31, 2022 and December 31, 2021.

Loans Held for Sale

At March 31, 2022, Pinnacle Financial had approximately $35.4 million in commercial loans held for sale compared to $17.7 million at December 31, 2021, which primarily included commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

At March 31, 2022, Pinnacle Financial had approximately $33.6 million of mortgage loans held-for-sale compared to approximately $30.3 million at December 31, 2021. Total loan volumes sold during the three months ended March 31, 2022 were approximately $270.8 million compared to approximately $547.0 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, Pinnacle Financial recognized $4.1 million in gains on the sale of these loans, net of commissions paid, compared to $13.7 million during the three months ended March 31, 2021.

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $12.7 million at March 31, 2022 and December 31, 2021, respectively. No change was recorded to the unrecognized tax benefit related to uncertain tax positions in each of the three month periods ended March 31, 2022 and 2021.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For both the three months ended March 31, 2022 and 2021, respectively, there were no interest and penalties recorded in the income statement.

Pinnacle Financial's effective tax rate for the three months ended March 31, 2022 was 18.1% compared to 18.4% for the three months ended March 31, 2021. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at March 31, 2022 and 2021 is primarily due to investments in bank qualified municipal securities, tax benefits of Pinnacle Bank's real estate investment trust subsidiary, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and Pinnacle Financial's captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC premiums and non-deductible executive compensation.

Income tax expense is also impacted by the vesting of equity-based awards and the exercise of employee stock options, which expense or benefit is recorded as a discrete item as a component of total income tax, the amount of which is dependent upon the change in the grant date fair value and the vest date fair value of the underlying award. Accordingly, for the three months ended March 31, 2022 and 2021, Pinnacle Financial recognized excess tax benefits of $2.6 million and $1.6 million, respectively.

Note 6. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2022, these commitments amounted to $13.5 billion, of which approximately $1.4 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At March 31, 2022, these commitments amounted to $336.2 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At March 31, 2022 and December 31, 2021, Pinnacle Financial had accrued $23.0 million and $22.5 million, respectively, for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolutions of these claims outstanding at March 31, 2022 are not expected to have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 7.  Stock Options and Restricted Shares

Pinnacle Financial's Amended and Restated 2018 Omnibus Equity Incentive Plan (the "2018 Plan") permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At March 31, 2022, there were approximately 1.4 million shares available for issuance under the 2018 Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further awards remain available for issuance under the CapitalMark Option Plan. At March 31, 2022, all of the options remaining outstanding under any equity incentive plan of Pinnacle Financial were granted under the CapitalMark Option Plan.

Common Stock Options

A summary of the stock option activity within the equity incentive plans during the three months ended March 31, 2022 and information regarding, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2021	56,147	$24.51	1.19	$3,985	(1)
Granted	—
Exercised	(6,300)
Forfeited	—
Outstanding at March 31, 2022	49,847	$25.00	1.06	$3,344	(2)
Options exercisable at March 31, 2022	49,847	$25.00	1.06	$3,344	(2)
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $95.50 per common share at December 31, 2021 for the 56,147 options that were in-the-money at December 31, 2021.
(2)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $92.08 per common share at March 31, 2022 for the 49,847 options that were in-the-money at March 31, 2022.

Compensation costs related to stock options granted under Pinnacle Financial's equity incentive plans have been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the three months ended March 31, 2022 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2021	613,335	$64.93
Shares awarded	181,220
Restrictions lapsed and shares released to associates/directors	(131,076)
Shares forfeited	(13,785)
Unvested at March 31, 2022	649,694	$76.28

Pinnacle Financial has granted restricted share awards to associates and outside directors with a time-based vesting criteria. Compensation expense associated with time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the three months ended March 31, 2022. The table reflects the life-to-date activity for these awards:

Grant year	Group (1)	Vesting period in years			Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (4)	Shares unvested
Time Based Awards
2022	Associates (2)	3	-	5	171,740	11	21	2,455	169,253
Outside Director Awards (3)
2022	Outside directors			1	9,480	—	—	—	9,480

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

(3)Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapse on March 1, 2023 based on each individual board member meeting attendance goals for the various board and board committee meetings to which each member was scheduled to attend.
(4)These shares represent forfeitures resulting from recipients whose employment or board membership was terminated during the year-to-date period ended March 31, 2022. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Restricted Stock Unit Awards

A summary of activity for unvested restricted stock units for the three months ended March 31, 2022 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2021	56,368	$71.22
Shares awarded	38,133
Restrictions lapsed and shares released to associates/directors	(18,861)
Shares forfeited	(893)
Unvested at March 31, 2022	74,747	$88.19

Pinnacle Financial grants restricted stock units to its Named Executive Officers (NEOs) and leadership team members with time-based vesting criteria. Compensation expense associated with time-based vesting restricted stock unit awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock unit grants that were made, grouped by similar vesting criteria, during the three months ended March 31, 2022. The table reflects the life-to-date activity for these awards:

Grant year	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (1)	Shares unvested
2022	3	38,133	—	—	181	37,952

(1)These shares represent forfeitures resulting from recipients whose employment was terminated during the year-to-date period ended March 31, 2022. Dividend equivalents are held in escrow for award recipients for dividends paid prior to the forfeiture restrictions lapsing. Such dividend equivalents are not released from escrow if an award is forfeited.

Performance Stock Unit Awards

The following table details the performance stock unit awards outstanding at March 31, 2022:

	Units Awarded
Grant year	NEOs (1)			Leadership Team other than NEOs	Applicable performance periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Period in which units to be settled into shares of common stock(2)
2022	56,465	—	135,514	32,320	2022-2024	0	0	2025
2022	—	—	230,000	—	2022-2024	0	1	2026
2021	89,234	—	214,155	45,240	2021-2023	0	0	2024
2020	136,137	—	204,220	59,648	2020	2	3	2025
					2021	2	2	2025
					2022	2	1	2025
2019	166,211	—	249,343	52,244	2019	2	3	2024
					2020	2	2	2024
					2021	2	1	2024
2018	96,878	—	145,339	25,990	2018	2	3	2023
					2019	2	2	2023
					2020	2	1	2023

(1)The named executive officers are awarded a range of awards that generally may be earned based on attainment of goals between a target level of performance and a maximum level of performance. The 230,000 performance units awarded to the NEOs in 2022 may be earned based on target level performance and do not include maximum level payout.
(2)Performance stock unit awards granted in or after 2021, if earned, will be settled in shares of Pinnacle Financial Common Stock in the period noted in the table, if the performance criterion included in the applicable performance unit award agreement are met.

During the three months ended March 31, 2022 and 2021, the restrictions associated with 149,857 and 133,041 performance stock unit awards granted in prior years lapsed, based on the terms of the agreement and approval by Pinnacle Financial's Human Resources and Compensation Committee, and were settled into shares of Pinnacle Financial common stock with 53,115 and 46,332 shares being withheld to pay the taxes associated with the settlement of those shares.

Additionally, during the three months ended March 31, 2021, 199,633 performance stock unit awards granted in prior years were forfeited due to the failure to reach performance targets for the year ended December 31, 2020 as defined in the associated performance stock unit award agreements.

Stock compensation expense related to restricted share awards, restricted stock unit awards and performance stock unit awards for the three months ended March 31, 2022 was $9.4 million compared to $5.4 million for the three months ended March 31, 2021. As of March 31, 2022, the total compensation cost related to unvested restricted share awards, restricted stock unit awards and performance stock unit awards estimated at maximum performance not yet recognized was $107.5 million. This expense, if the underlying units are earned, is expected to be recognized over a weighted-average period of 2.30 years.

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

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customers' transactions as of March 31, 2022 and December 31, 2021 is included in the following table (in thousands):

	March 31, 2022		December 31, 2021
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Assets	$1,598,336	$16,762	$1,540,992	$39,770
Liabilities	1,598,336	(16,952)	1,540,992	(40,241)
Total	$3,196,672	$(190)	$3,081,984	$(471)

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the three months ended March 31, 2022 and 2021 were as follows (in thousands):

		Amount of Gain Recognized in Income
	Location of Loss Recognized in Income	Three Months Ended March 31,
		2022	2021
Interest rate swap agreements	Other noninterest income	$281	$450

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income (loss), net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. There were no cash flow hedges outstanding as of March 31, 2022 and December 31, 2021.

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three months ended March 31, 2022 and 2021 were as follows, net of tax (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Asset derivatives	2022	2021
Interest rate floor - loans	$—	$(15,274)

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive income (loss) would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Gains on cash flow hedges totaling $2.5 million and losses totaling $504,000 net of tax, were reclassified from accumulated other comprehensive income (loss) into net income during the three months ended March 31, 2022 and 2021, respectively. Approximately $9.9 million in unrealized gains, net of tax, are expected to be reclassified from accumulated other comprehensive income (loss) into net income over the next twelve months related to previously terminated cash flow hedges.

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

A summary of Pinnacle Financial's fair value hedge relationships as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

					March 31, 2022		December 31, 2021
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate swaps - securities	Other assets	5.06	0.59%	Federal Funds	$559,820	$36,454	$559,820	$15,109
Liability derivatives
Interest rate swaps - securities	Other liabilities	4.79	3.08%	3 month LIBOR	$471,670	$(12,287)	$471,670	$(39,781)
					$1,031,490	$24,167	$1,031,490	$(24,672)

Notional amounts of $471.7 million included in the table above receive a variable rate of interest based on three month LIBOR and notional amounts totaling $559.8 million receive a variable rate of interest based on the daily compounded federal funds rate.

The effects of Pinnacle Financial's securities fair value hedge relationships on the income statement during the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
		2022	2021
Interest rate swaps - securities	Interest income on securities	$48,839	$34,766
Securities available-for-sale	Interest income on securities	$(48,839)	$(34,766)

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at March 31, 2022 and December 31, 2021 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Line item on the balance sheet
Securities available-for-sale	$1,113,017	$1,165,773	$(24,167)	$24,672

During the three months ended March 31, 2022 and 2021, amortization expense totaling $639,000 and $924,000, respectively, related to previously terminated fair value hedges was recognized as a reduction to interest income on loans.

In April 2022, interest rates swaps designated as fair value hedges with notional amounts totaling $164.3 million and market values totaling $14.3 million were terminated. Approximately $986,000 in gains were recognized at the time of termination and the remaining $13.3 million will be accreted as additional interest income on the previously hedged available-for-sale mortgage backed and municipal securities over the same period as existing purchase discounts or premiums on these securities. Also during April 2022, interest rate swaps with notional amounts totaling $448.5 million were entered into for the purpose of hedging the impact of changing interest rates on the fair values of fixed rate available-for-sale municipal and U.S. Treasury securities.

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

Other real estate owned – Other real estate owned (OREO) represents real estate foreclosed upon by Pinnacle Bank through loan defaults by customers or acquired by deed in lieu of foreclosure. A significant portion of these amounts relate to lots, homes and development projects that are either completed or are in various stages of completion for which Pinnacle Financial believes it has adequate collateral. Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for credit losses. Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable. OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value as appraisal values are property-specific and sensitive to the changes in the overall economic environment.

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

The following tables present financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
March 31, 2022
Investment securities available-for-sale:
U.S. Treasury securities	$81,164	$—	$81,164	$—
U.S. Government agency securities	429,948	—	429,948	—
Mortgage-backed securities	1,530,564	—	1,530,564	—
State and municipal securities	1,247,165	—	1,246,503	662
Agency-backed securities	166,379	—	166,379	—
Corporate notes and other	114,503	—	114,503	—
Total investment securities available-for-sale	3,569,723	—	3,569,061	662
Other investments	130,500	—	23,806	106,694
Other assets	75,202	—	75,202	—
Total assets at fair value	$3,775,425	$—	$3,668,069	$107,356

Other liabilities	$50,083	$—	$50,083	$—
Total liabilities at fair value	$50,083	$—	$50,083	$—

December 31, 2021
Investment securities available-for-sale:
U.S. Treasury securities	$193,609	$—	$193,609	$—
U.S. Government agency securities	632,009	—	632,009	—
Mortgage-backed securities	1,920,239	—	1,920,239	—
State and municipal securities	1,823,837	—	1,823,009	828
Agency-backed securities	229,569	—	229,569	—
Corporate notes and other	114,931	—	114,931	—
Total investment securities available-for-sale	4,914,194	—	4,913,366	828
Other investments	125,969	—	24,973	100,996
Other assets	57,441	—	57,441	—
Total assets at fair value	$5,097,604	$—	$4,995,780	$101,824

Other liabilities	$80,106	$—	$80,106	$—
Total liabilities at fair value	$80,106	$—	$80,106	$—

The following table presents assets measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$8,237	$—	$—	$8,237
Collateral dependent loans (1)	27,343	—	—	27,343
Total	$35,580	$—	$—	$35,580

December 31, 2021
Other real estate owned	$8,537	$—	$—	$8,537
Collateral dependent loans (1)	30,799	—	—	30,799
Total	$39,336	$—	$—	$39,336

(1) The carrying values of collateral dependent loans at March 31, 2022 and December 31, 2021 are net of valuation allowances of $1.6 million and $1.7 million, respectively.

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2022, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2022 and March 31, 2021 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three months ended March 31,
	2022		2021
	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments
Fair value, beginning of period	$828	$100,996	$15,497	$47,759
Total realized gains included in income	2	1,710	42	3,440
Changes in unrealized gains/losses included in other comprehensive income	(10)	—	(1,875)	—
Purchases	—	7,411	—	12,432
Issuances	—	—	—	—
Settlements	(158)	(3,423)	(151)	(1,502)
Transfers out of Level 3	—	—	—	—
Fair value, end of period	$662	$106,694	$13,513	$62,129
Total realized gains included in income	$2	$1,710	$42	$3,440

The following tables present the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at March 31, 2022 and December 31, 2021. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
March 31, 2022
Financial assets:
Securities purchased with agreement to resell	$1,332,753	$1,256,507	$—	$—	$1,256,507
Securities held-to-maturity	2,566,386	2,432,654	—	2,432,654	—
Loans, net	24,237,404	23,927,906	—	—	23,927,906
Consumer loans held-for-sale	67,224	66,811	—	66,811	—
Commercial loans held-for-sale	35,383	35,166	—	35,166	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	32,515,344	31,458,595	—	—	31,458,595
Federal Home Loan Bank advances	888,870	893,481	—	—	893,481
Subordinated debt and other borrowings	423,319	458,378	—	—	458,378

Off-balance sheet instruments:
Commitments to extend credit (2)	13,883,896	25,100	—	—	25,100

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2021
Financial assets:
Securities purchased with agreement to resell	$1,000,000	$980,543	$—	$—	$980,543
Securities held-to-maturity	1,155,958	1,188,049	—	1,188,049	—
Loans, net	23,151,029	23,223,299	—	—	23,223,299
Consumer loans held-for-sale	45,806	46,288	—	46,288	—
Commercial loans held-for-sale	17,685	17,871	—	17,871	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	31,457,092	30,812,222	—	—	30,812,222
Federal Home Loan Bank advances	888,681	1,006,866	—	—	1,006,866
Subordinated debt and other borrowings	423,172	479,879	—	—	479,879

Off-balance sheet instruments:
Commitments to extend credit (2)	13,063,942	24,351	—	—	24,351
(1)Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.
(2)At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments, including both commitments for unfunded loans and standby letters of credit. In making this evaluation, Pinnacle Financial utilizes credit loss expectations on funded loans from our allowance for credit losses methodology and evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at March 31, 2022 and December 31, 2021, Pinnacle Financial included in other liabilities $23.0 million and $22.5 million, respectively, representing expected credit losses on off-balance sheet commitments, which are reflected in the estimated fair values of the related commitments. Also included in the fair values at March 31, 2022 and December 31, 2021 are unamortized fees related to these commitments of $2.1 million and $1.9 million, respectively.

Note 10. Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years. Under Tennessee corporate law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity, and other needs. In addition to state law limitations on Pinnacle Financial's ability to pay dividends, the Federal Reserve imposes limitations on Pinnacle Financial's ability to pay dividends. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if Pinnacle Financial's regulatory capital is below the level of regulatory minimums plus the applicable 2.5% capital conservation buffer.

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

During the three months ended March 31, 2022, Pinnacle Bank paid $24.7 million of dividends to Pinnacle Financial. As of March 31, 2022, Pinnacle Bank could pay approximately $686.7 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2013, Pinnacle Financial has paid a quarterly common stock dividend. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 18, 2022 when the board of directors increased the dividend to $0.22 per common share from $0.18 per common share. During the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th fractional interest in a share of Series B noncumulative, perpetual preferred stock (the "Series B Preferred Stock") in a registered public offering to both retail and institutional investors. Beginning in the third quarter of 2020, Pinnacle Financial began paying a quarterly dividend of $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock. The amount and timing of all future dividend payments by Pinnacle Financial, if any, including dividends on Pinnacle Financial's Series B Preferred Stock (and associated depositary shares), is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's receipt of dividends from Pinnacle Bank, earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to Pinnacle Financial and receipt of any regulatory approvals that may become required as a result of each of Pinnacle Financial's or Pinnacle Bank's financial results.

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

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, each of Pinnacle Bank and Pinnacle Financial has elected the option to delay the estimated impact on regulatory capital of Pinnacle Financial's and Pinnacle Bank's adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly changes in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”), was delayed until December 31, 2021. As of January 1, 2022, the cumulative amount of the transition adjustments became fixed and will be phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024. Beginning on January 1, 2025, the temporary regulatory capital benefits will be fully reversed.

Management believes, as of March 31, 2022, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the applicable 2.5% capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2022
Total capital to risk weighted assets:
Pinnacle Financial	$4,142,153	13.3%	$2,493,621	8.0%	$3,117,026	10.0%
Pinnacle Bank	$3,748,002	12.1%	$2,479,833	8.0%	$3,099,791	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$3,487,677	11.2%	$1,870,215	6.0%	$2,493,621	8.0%
Pinnacle Bank	$3,522,527	11.4%	$1,859,875	6.0%	$2,479,833	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$3,270,429	10.5%	$1,402,662	4.5%	NA	NA
Pinnacle Bank	$3,522,404	11.4%	$1,394,906	4.5%	$2,014,864	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$3,487,677	9.5%	$1,472,248	4.0%	NA	NA
Pinnacle Bank	$3,522,527	9.6%	$1,465,375	4.0%	$1,831,719	5.0%

At December 31, 2021
Total capital to risk weighted assets:
Pinnacle Financial	$4,060,598	13.8%	$2,347,963	8.0%	$2,934,953	10.0%
Pinnacle Bank	$3,670,111	12.6%	$2,334,243	8.0%	$2,917,804	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$3,425,751	11.7%	$1,760,972	6.0%	$2,347,963	8.0%
Pinnacle Bank	$3,464,265	11.9%	$1,750,683	6.0%	$2,334,243	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$3,208,503	10.9%	$1,320,729	4.5%	NA	NA
Pinnacle Bank	$3,464,142	11.9%	$1,313,012	4.5%	$1,896,573	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$3,425,751	9.7%	$1,412,747	4.0%	NA	NA
Pinnacle Bank	$3,464,265	9.9%	$1,406,063	4.0%	$1,757,578	5.0%
(*) Average assets for the above calculations were based on the most recent quarter.

Note 11.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities and has entered into certain other subordinated debt agreements. These instruments are outlined below as of March 31, 2022 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2022	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	3.72%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	2.40%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	2.66%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	3.68%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	3.49%	30-day LIBOR + 3.25%

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2022	Coupon Structure
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	3.09%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	2.64%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	2.70%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	4.07%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	2.32%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	2.03%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	2.50%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (1)

Debt issuance costs and fair value adjustments			(9,676)
Total subordinated debt and other borrowings			$423,319
(1) Migrates to three month LIBOR + 2.775% (or an alternative benchmark rate plus comparable spread in the event that three month LIBOR is no longer published on such adjustment date) beginning September 15, 2024 through the end of the term.

On July 30, 2021, Pinnacle Bank redeemed $130.0 million aggregate principal amount of subordinated notes due July 30, 2025. Additionally on November 16, 2021, Pinnacle Financial redeemed $120.0 million aggregate principal amount of subordinated notes due November 16, 2026. The redemption was funded with existing cash on hand. Pursuant to regulatory guidelines, once the maturity date on subordinated notes is within five years, a portion of the notes will no longer be eligible to be included in regulatory capital, with an additional portion being excluded each year over the five year period approaching maturity

On April 22, 2020, Pinnacle Financial established a credit facility with the Federal Reserve Bank in conjunction with the SBA Paycheck Protection Program. There are no amounts outstanding under this facility at March 31, 2022, and as of July 30, 2021, no new extensions of credit are allowed under the facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2022 and December 31, 2021 and our results of operations for the three months ended March 31, 2022 and 2021. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 (Form 10-K) and the other reports we have filed with the Securities and Exchange Commission since we filed that Form 10-K.

Overview

General. Our diluted net income per common share for the three months ended March 31, 2022 was $1.65 compared to $1.61 for the same period in 2021. At March 31, 2022, loans increased to $24.5 billion, as compared to $23.4 billion at December 31, 2021, and total deposits increased to $32.3 billion at March 31, 2022 from $31.3 billion at December 31, 2021.

Impact of COVID-19 Pandemic. Information regarding the impact of the COVID-19 pandemic on our financial condition and results of operations as of and for the three months ended March 31, 2022 and comparable prior year period is noted throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Results of Operations.  Our net interest income increased to $239.5 million for the three months ended March 31, 2022 compared to $222.9 million for the same period in the prior year, representing an increase of $16.6 million. For the three months ended March 31, 2022 when compared to the comparable period in 2021, this increase was largely the result of lower cost of funds as well as organic loan growth when comparing the comparable period. Offsetting the increase was a decrease in the interest and fees related to PPP loans and discount accretion associated with fair value adjustments as well as yield compression in our earning asset portfolio. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2022 was 2.89% compared to 3.02% for the same period in 2021 and continues to reflect the impact of loans made and fees recognized pursuant to the PPP and our acquisition early in the pandemic and subsequent pay down of additional on-balance sheet liquidity, the short-term interest rate environment, declining levels of positive impact from purchase accounting and the competitive rate environments for loans and deposits in our markets.

Our provision for credit losses was $2.7 million for the three months ended March 31, 2022 compared to $7.2 million for the same period in 2021. The decrease in provision expense as compared to the same period in 2021 is primarily due to improvements in current and projected economic conditions at March 31, 2022 as compared to those at March 31, 2021. Also contributing to the decrease in provision expense for the three months ended March 31, 2022 was a decrease in net charge-offs, which totaled $3.0 million compared to $11.4 million for the same period in 2021.
Noninterest income increased by $10.8 million, or 11.6%, during the three months ended March 31, 2022 compared to the same period in 2021. The growth was in part attributable to an increase in wealth management revenues which were $20.7 million for the three months ended March 31, 2022 compared to $16.1 million in the same period in the prior year as well as an increase in income from our equity method investment in BHG of $4.7 million, or 16.3%, during the three months ended March 31, 2022 compared to the same period in the prior year. Additionally, service charges on deposit accounts increased $2.7 million due to fluctuations in transaction volumes in these accounts. Other noninterest income, which is the result of fee revenue lines of business other than those noted above, also increased during the three months ended March 31, 2022 by $8.4 million to $34.1 million when compared to the same period in the prior year. This increase is largely the result of a $5.5 million gain on the remeasurement of our previously held equity investment in JB&B Capital, LLC (JB&B), resulting from our bank subsidiary's acquisition of the 80% of the equity interests of JB&B it did not previously own. Additionally, included in other noninterest income is income associated with other equity investments which declined by $1.7 million compared to the comparable period in 2021 as certain of our venture fund investments experienced increased valuations in their underlying portfolios during the three months ended March 31, 2021. The increases we experienced in certain noninterest income items were offset by a significant decline in gains on mortgage loans sold, net, which decreased by $9.6 million for the three months ended March 31, 2022 as compared to the same period in the prior year as rate environment fluctuations and declines in housing inventory in our markets negatively impacted originations.

Noninterest expense increased by $28.0 million, or 18.1%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Impacting noninterest expense for the three months ended March 31, 2022 as compared to the same prior year period was a $19.1 million increase in salaries and employee benefits. The change in salaries and employee benefits was primarily the result of an increase in our associate base to 2,988 full-time equivalent associates at March 31, 2022 versus 2,621 at March 31, 2021 as well as annual merit increases effective in January 2022 and increased equity compensation expenses. Noninterest expense categories, other than salaries and employee benefits, were $60.8 million in the first quarter of 2022, compared to $52.0 million in the first quarter of 2021.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 53.3% for the three months ended March 31, 2022 compared to 49.0% for the three months ended March 31, 2021. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.
During the three months ended March 31, 2022, we recorded income tax expense of $28.5 million compared to $28.2 million for the three months ended March 31, 2021. Our effective tax rate for the three months ended March 31, 2022 was 18.1% compared to 18.4% for the three months ended March 31, 2021. Our tax rate in each period was impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in the recognition of tax benefits of $2.6 million for the three months ended March 31, 2022 compared to $1.6 million for the three months ended March 31, 2021.
Financial Condition. Loans increased $1.1 billion, or 4.6%, during the three months ended March 31, 2022, when compared to December 31, 2021. The increase is primarily the result of loans made to borrowers that principally operate or are located in our core markets, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company offset in part by the $213.9 million decrease in the amount of PPP loans in our portfolio during the three months ended March 31, 2022 as these loans are paid down or forgiven by the SBA. Total deposits were $32.3 billion at March 31, 2022, compared to $31.3 billion at December 31, 2021, an increase of $991.3 million, or 3.2%. Deposit growth during the period was primarily due to our intentional emphasis on gathering low-cost core deposits during both periods.
At March 31, 2022, our allowance for credit losses as a percentage of total loans, inclusive of PPP loans, was 1.07% compared to 1.12% at December 31, 2021. The decrease in the allowance for credit losses is largely the result of improvements in the macroeconomic factors utilized within our CECL models to estimate future credit losses.
Capital and Liquidity. At March 31, 2022 and December 31, 2021, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At March 31, 2022, we had approximately $211.5 million of cash at the parent company that could be used to support our bank.

On January 19, 2021, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program remained in effect through March 31, 2022. On January 18, 2022, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the share repurchase program that expired on March 31, 2022. The new authorization is to remain in effect through March 31, 2023. We did not repurchase any shares under either share repurchase program during the three months ended March 31, 2022 or 2021, respectively.
Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Estimates as described in our Form 10-K.

Selected Financial Information

The following is a summary of certain financial information for the three month periods ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021 (dollars in thousands, except per share data):

	Three Months Ended March 31,		2022 - 2021 Percent
	2022	2021	Increase (Decrease)
Income Statement:
Interest income	$258,617	$251,917	2.7%
Interest expense	19,142	29,047	(34.1)%
Net interest income	239,475	222,870	7.5%
Provision for credit losses	2,720	7,235	(62.4)%
Net interest income after provision for credit losses	236,755	215,635	9.8%
Noninterest income	103,496	92,709	11.6%
Noninterest expense	182,661	154,696	18.1%
Net income before income taxes	157,590	153,648	2.6%
Income tax expense	28,480	28,220	0.9%
Net income	129,110	125,428	2.9%
Preferred stock dividends	(3,798)	(3,798)	—%
Net income available to common shareholders	$125,312	$121,630	3.0%

Per Share Data:
Basic net income per common share	$1.66	$1.61	3.1%
Diluted net income per common share	$1.65	$1.61	2.5%

Performance Ratios:
Return on average assets (1)	1.32%	1.42%	(7.0)%
Return on average shareholders' equity (2)	9.53%	9.96%	(4.3)%
Return on average common shareholders' equity (3)	9.94%	10.41%	(4.5)%

	March 31, 2022	December 31, 2021
Balance Sheet:
Loans, net of allowance for credit losses	$24,237,404	$23,151,029	4.7%
Deposits	$32,295,814	$31,304,533	3.2%
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

Results of Operations

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $239.5 million for the three months ended March 31, 2022 compared to $222.9 million for the same period in the prior year, representing an increase of $16.6 million. For the three months ended March 31, 2022 when compared to the comparable period in 2021, this increase was largely the result of lower cost of funds as well as organic loan growth when comparing the comparable period. Offsetting the increase was a decrease in the interest and fees related to PPP loans and discount accretion associated with fair value adjustments as well as yield compression in our earning asset portfolio.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets
Loans (1) (2)	$23,848,533	$227,047	3.94%	$22,848,086	$227,372	4.11%
Securities
Taxable	3,234,641	11,048	1.39%	2,271,325	7,728	1.38%
Tax-exempt (2)	2,909,023	17,446	2.94%	2,394,944	15,498	3.15%
Interest-bearing due from banks	3,347,804	1,303	0.16%	3,168,308	713	0.09%
Securities purchased under agreements to resell	1,281,746	$1,214	0.38%	5,000	$—	—%
Federal funds sold	—	$—	—%	22,809	$—	—%
Other	170,396	$559	1.33%	160,082	$606	1.54%
Total interest-earning assets	34,792,143	$258,617	3.11%	30,870,554	$251,917	3.41%
Nonearning assets
Intangible assets	1,863,730			1,861,386
Other nonearning assets	1,981,348			1,927,192
Total assets	$38,637,221			$34,659,132

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	6,391,316	2,599	0.16%	5,466,389	2,599	0.19%
Savings and money market	12,587,219	5,124	0.17%	11,321,344	6,713	0.24%
Time	2,082,047	2,527	0.49%	3,212,386	8,156	1.03%
Total interest-bearing deposits	21,060,582	10,250	0.20%	20,000,119	17,468	0.35%
Securities sold under agreements to repurchase	179,869	56	0.13%	143,586	72	0.20%
Federal Home Loan Bank advances	888,746	4,474	2.04%	934,662	4,494	1.95%
Subordinated debt and other borrowings	441,755	4,362	4.00%	673,662	7,013	4.22%
Total interest-bearing liabilities	22,570,952	19,142	0.34%	21,752,029	29,047	0.54%
Noninterest-bearing deposits	10,478,403	—	0.00%	7,620,665	—	0.00%
Total deposits and interest-bearing liabilities	33,049,355	$19,142	0.23%	29,372,694	$29,047	0.40%
Other liabilities	256,461			332,782
Total liabilities	33,305,816			29,705,476
Shareholders' equity	5,331,405			4,953,656
Total liabilities and shareholders' equity	$38,637,221			$34,659,132
Net interest income		$239,475			$222,870
Net interest spread (3)			2.77%			2.86%
Net interest margin (4)			2.89%			3.02%
(1) Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $8.5 million of taxable equivalent income for the three months ended March 31, 2022 compared to $7.3 million for the three months ended March 31, 2021. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the three months ended March 31, 2022 would have been 2.88% compared to a net interest spread of 3.00% for the three months ended March 31, 2021.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended March 31, 2022, our net interest margin was 2.89% compared to 3.02% for the same period in 2021. Our net interest margin for the three months ended March 31, 2022 continues to reflect the impact of loans made and fees recognized pursuant to the PPP and our acquisition early in the pandemic and subsequent pay down of additional on-balance sheet liquidity, the short-term interest rate environment, declining levels of positive impact from purchase accounting and the competitive rate environments for loans and deposits in our markets. More specifically, our net interest margin was impacted by yield compression in our earning asset portfolio due to a historically low macroeconomic interest rate environment. During the three months ended March 31, 2022, our earning asset yield decreased by 30 basis points from the same period in the prior year. Conversely, our net interest margin was positively impacted as our total funding rates decreased by 17 basis points during the three months ended March 31, 2022 compared to the same period in the prior year.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Pricing remains competitive in our markets. We believe this challenging competitive environment will continue throughout the remainder of 2022. The additional on-balance sheet liquidity that has accumulated primarily due to government stimulus efforts in response to the COVID-19 pandemic has and will continue to negatively impact our net interest margin until on-balance sheet liquidity returns to more normalized levels.

Our 'most likely' forecast has short-term interest rates moving higher during 2022 and 2023. In this scenario, our loan yields on variable rate instruments will increase but at a somewhat slower pace than market rates due to our in-the-money rate floors. Once the contract rate eclipses the rate floor strike level, the loan yields will increase more quickly following subsequent rate hikes. Floor strike levels are, on average, 24 basis points above contract rates. Therefore, our ability to hold deposit rates low until the loan floor strike levels are eclipsed by contract rates will be important in our ability to maintain, or potentially increase, our net interest margin during the beginning of the monetary tightening cycle that we believe we will continue to experience in 2022.

Provision for Credit Losses. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. Our provision for credit losses was $2.7 million for the three months ended March 31, 2022 compared to $7.2 million for the same period in 2021. The provision for credit losses is impacted by growth in our loan portfolio, recent historical and projected future economic conditions, our internal assessment of the credit quality of the loan portfolio and net charge-offs. The decrease in provision expense as compared to the same period in 2021 is primarily due to improvements in current and projected economic conditions at March 31, 2022 as compared to those at March 31, 2021. Also contributing to the decrease in provision expense for the three months ended March 31, 2022 was a decrease in net charge-offs which totaled $3.0 million compared to $11.4 million for the same period in 2021.

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

The following is a summary of our noninterest income for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		2022 - 2021
	2022	2021	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$11,030	$8,307	32.8%
Investment services	10,691	8,191	30.5%
Insurance sales commissions	4,036	3,225	25.1%
Gains on mortgage loans sold, net	4,066	13,666	(70.2)%
Investment losses on sales of securities, net	(61)	—	NM
Trust fees	5,973	4,687	27.4%
Income from equity method investment	33,655	28,950	16.3%
Other noninterest income:
Interchange and other consumer fees	14,630	12,592	16.2%
Bank-owned life insurance	4,636	4,726	(1.9)%
Loan swap fees	1,774	903	96.5%
SBA loan sales	3,096	1,855	66.9%
Income from other equity investments	1,710	3,440	(50.3)%
Other noninterest income	8,260	2,167	>100%
Total other noninterest income	34,106	25,683	32.8%
Total noninterest income	$103,496	$92,709	11.6%

The increase in service charges on deposit accounts in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 relates to an increase in analysis fees and increased transaction volumes in commercial checking accounts which we believe is the result of the increased economic activity in our markets.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three months ended March 31, 2022, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, and fees from our wealth advisory group, PNFP Capital Markets, Inc., increased by $2.5 million when compared to the three months ended March 31, 2021. At March 31, 2022 and 2021, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $7.2 billion and $6.0 billion, respectively, in brokerage assets. These fees increased $2.3 million during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021 and were elevated by an increase in investment and transaction advisory fees from PNFP Capital Markets, Inc. which increased $184,000 during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. Revenues from the sale of insurance products by our insurance subsidiaries for the three months ended March 31, 2022 increased by $811,000 compared to the same period in the prior year. Included in insurance revenues for the three months ended March 31, 2022 was $1.3 million of contingent income that was based on 2021 sales production and claims experience compared to $918,000 recorded in the same period in the prior year. Additionally, at March 31, 2022, our trust department was receiving fees on approximately $4.5 billion of managed assets compared to $3.4 billion at March 31, 2021, reflecting organic growth and changes in market valuations. We believe the improvement in the results of our wealth management businesses during the three months ended March 31, 2022 when compared to the comparable period in 2021 is primarily attributable to an increased number of wealth management advisors.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $4.1 million for the three months ended March 31, 2022 compared to $13.7 million for the same period in the prior year. This decrease is the direct result of the increases in the rate environment and the decrease in housing inventory in the markets where we operate negatively impacting originations. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program whereby the hedge protects against changes in the fair value of the pipeline. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. The change in the fair value of the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At March 31, 2022, the mortgage pipeline included $151.2 million in loans expected to close in 2022 compared to $264.3 million in loans at March 31, 2021 expected to close in 2021.

Investment gains and losses on sales, net, represent the net gains and losses on sales of investment securities in our available-for-sale securities portfolio during the periods noted. During the three months ended March 31, 2022, $2.9 million of securities were sold for a net loss of $61,000 compared to the three months ended March 31, 2021, when we had no sales of investment securities in our available-for-sale securities portfolio.

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

Income from this equity-method investment was $33.7 million for the three months ended March 31, 2022 compared to $29.0 million for the same period last year. Historically, BHG has sold the majority of the loans it originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. In recent years, BHG began an effort to retain more loans on its balance sheet. BHG’s decision to sell loans through its auction platform or retain loans on its balance sheet will be impacted by a variety of factors, including interest rates. In a rising rate environment, it may choose to sell more loans through its auction platform if the cost of financing loans on its balance sheet is not as attractive as a sale through its auction platform. In the third quarter of 2020, second quarter of 2021, third quarter of 2021 and first quarter of 2022, BHG completed four securitization issuances of approximately $160 million, $375 million, $372 million and $492 million, respectively, in notes backed by commercial and consumer loans on its balance sheet to provide additional funding.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets of $128,000 for the three months ended March 31, 2022 compared to $188,000 for the three months ended March 31, 2021. At March 31, 2022, there were $6.7 million of these intangible assets that are expected to be amortized in lesser amounts over the next 13 years. Also included in income from equity-method investment is accretion income associated with the fair valuation of certain of BHG's liabilities of $243,000 for the three months ended March 31, 2022, compared to $452,000 for the three months ended March

31, 2021. At March 31, 2022, there were $900,000 of these liabilities that are expected to accrete into income in lesser amounts over the next four years.

During the three months ended March 31, 2022, Pinnacle Financial and Pinnacle Bank received dividends of $12.2 million from BHG in the aggregate compared to $10.0 million during the three months ended March 31, 2021. Dividends from BHG during such periods reduced the carrying amount of our investment in BHG, while earnings from BHG during such periods increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. During the three months ended March 31, 2022, Pinnacle Bank purchased no loans from BHG. Pinnacle Bank purchased $74.6 million of loans from BHG during the three months ended March 31, 2021. These loans were purchased at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be approximately 4.75% per annum. At March 31, 2022 and December 31, 2021, there were $297.6 million and $319.1 million, respectively, of BHG joint venture program loans held by Pinnacle Bank.

For the three months ended March 31, 2022, BHG reported $238.6 million in revenues, net of substitution losses of $19.3 million compared to revenues of $157.6 million for the three months ended March 31, 2021, net of substitution losses of $28.6 million. Earnings from BHG are likely to fluctuate from period-to-period. Approximately $148.0 million of BHG's revenues for the three months ended March 31, 2022 related to gains on the sale of commercial loans compared to $116.0 million for the three months ended March 31, 2021. These loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan. The purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. At March 31, 2022 and 2021, there were $4.3 billion and $3.9 billion, respectively, of these loans previously sold by BHG that were being actively serviced by BHG's network of bank purchasers. BHG, at its sole option, may also provide purchasers of these loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. As a result, BHG maintained a liability as of March 31, 2022 and 2021 of $208.0 million and $296.0 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution due to payment default or loan prepayment. This liability represents 4.8% and 7.6%, respectively, of core product loans previously sold by BHG that remain outstanding as of March 31, 2022 and 2021, respectively. The decrease in this liability in the three months ended March 31, 2022 compared to the period ended March 31, 2021 was principally the result of a partial release of the reserve BHG recorded in 2020 related to the economic disruption associated with the COVID-19 pandemic which adversely impacted physician and dental practices in a material manner in 2020 and into 2021.

In addition to these loans that BHG sells into its auction market, at March 31, 2022, BHG reported loans that remained on BHG's balance sheet totaling $2.5 billion compared to $1.3 billion as of March 31, 2021. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At March 31, 2022 and 2021, BHG had $1.8 billion and $785.6 million, respectively, of secured borrowings associated with loans held for investment which did not qualify for sale accounting. At March 31, 2022 and 2021, BHG reported allowance for loan losses totaling $57.8 million and $24.7 million, respectively, with respect to the loans on its balance sheet. BHG records its allowance for loan losses under the incurred loan method, but will be required to adopt CECL effective October 1, 2023. Interest income and fees amounted to $83.2 million for the three months ended March 31, 2022 compared to $34.6 million for the three months ended March 31, 2021.

Included in our other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased 16.2% during the three months ended March 31, 2022 as compared to the same period in 2021 due to increased debit and credit card transactions period-over-period as compared to 2021. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $4.6 million for the three months ended March 31, 2022 compared to $4.7 million in the same period in the prior year. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. During the first three months of 2022, we purchased an additional $75 million of bank owned life insurance. SBA loan sales are included in other noninterest income and increased by $1.2 million during the three months ended March 31, 2022 when compared to the same period in the prior year. The increase is due to increased volumes as well as historically high premiums. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investment. Income related to these investments decreased $1.7 million during the three months ended March 31, 2022 when compared to the same period in the prior year as certain of our venture fund investments experienced increased valuations in their underlying portfolios during the three months ended March 31, 2021. Loan swap fees increased by $871,000 during the three months ended March 31, 2022 as compared to the same period in 2021 due primarily to a change in the volume of activity resulting from the current interest rate environment. The other components of other noninterest income increased $6.0 million during the three months ended March 31, 2022 compared to the same period in the prior year and is primarily the result of a $5.5 million gain on remeasurement of our previously held investment in JB&B resulting from our bank subsidiary's purchase of the remaining outstanding equity interests of JB&B it did not previously own on March 1, 2022.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses. The following is a summary of our noninterest expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		2022-2021
	2022	2021	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$69,142	$57,589	20.1%
Commissions	6,222	4,723	31.7%
Cash and equity incentives	25,894	23,642	9.5%
Employee benefits and other	20,594	16,774	22.8%
Total salaries and employee benefits	121,852	102,728	18.6%
Equipment and occupancy	25,536	23,220	10.0%
Other real estate (income) expense, net	105	(13)	>100%
Marketing and other business development	3,777	2,349	60.8%
Postage and supplies	2,371	1,806	31.3%
Amortization of intangibles	1,871	2,206	(15.2%)
Other noninterest expense:
Deposit related expense	7,062	6,804	3.8%
Lending related expense	11,095	7,782	42.6%
Wealth management related expense	623	435	43.2%
Other noninterest expense	8,369	7,379	13.4%
Total other noninterest expense	27,149	22,400	21.2%
Total noninterest expense	$182,661	$154,696	18.1%

Total salaries and employee benefits expenses increased $19.1 million for the three months ended March 31, 2022 compared to the same period in 2021. The change in salaries and employee benefits was largely the result of an increase in our associate base in 2022 versus 2021 as well as annual merit increases effective in January 2022. Our associate base increased to 2,988 full-time equivalent associates at March 31, 2022 from 2,621 at March 31, 2021. We expect salary and benefit expenses in 2022 to increase when compared to 2021 as we continue our focus on hiring experienced bankers in all of our markets.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our bank's non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our bank's associates participate in our equity compensation plans. Under the 2022 annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of quarterly pre-tax, pre-provision net revenue (PPNR) and annual earnings per common share (subject to certain adjustments). To the extent that the soundness threshold is met and PPNR and earnings per common share are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. For 2022, maximum payouts under the plan could reach 125% of target compared to 160% of target for 2021. For the first quarter of 2021, we accrued incentive costs for the 2021 cash incentive plan at 125% of our targeted awards. Through the first quarter of 2022, we have accrued incentive costs for the cash incentive plan in 2022 at maximum payout of our targeted awards.

Also included in employee benefits and other expense for the three months ended March 31, 2022 were approximately $9.4 million of compensation expenses related to equity-based awards for restricted shares, restricted stock units and performance stock unit awards, compared to $5.4 million for the three months ended March 31, 2021. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. Our compensation expense associated with equity awards with time-based vesting criteria is likely to continue to increase during the remainder of 2022 when compared to 2021 as a result of the increased number of associates and our intention to hire additional experienced financial advisors. Compensation expense associated with our performance-based vesting awards will continue to be impacted by our performance in 2022 and will likely be higher than the comparable prior year period during the remainder of 2022 as the amount of performance-based vesting awards granted in 2022 was larger than those granted in the prior year. Through the three months ended March 31, 2022, we have accrued for that portion of our performance awards with performance tied to 2022 at above-target payout.

Employee benefits and other expenses were $20.6 million for the three months ended March 31, 2022 compared to $16.8 million for the three months ended March 31, 2021 and include costs associated with our 401k plan, health insurance and payroll taxes. These costs fluctuate based on changes in our associate base and the level of participation in these programs by our associates. Costs associated with our health insurance and 401k plan programs increased $2.2 million in the aggregate during the three months ended March 31, 2022 when compared to the same period in 2021.

Equipment and occupancy expenses for the three months ended March 31, 2022 were $25.5 million compared to $23.2 million for the three months ended March 31, 2021. The increases are in part the result of the three new office locations that we opened after March 31, 2021, one in Georgia, one in Alabama and the other in our Middle Tennessee market. We expect to incur additional costs in future periods as we continue to enhance and expand our current locations and further develop our technology infrastructure. Additionally, during 2021, we announced our intention to move our corporate headquarters to a newly announced office tower in Nashville, where we will be a founding partner and sponsor of the project. This move is currently planned for 2025 and will impact equipment and occupancy costs as we plan for this move.

Other real estate income and expenses, net, for the three months ended March 31, 2022 was expense of $105,000 as compared to benefits of $13,000 for the same period in the prior year.

Marketing and business development expense for the three months ended March 31, 2022 was $3.8 million compared to $2.3 million for the three months ended March 31, 2021. The primary source of the increase for the three months ended March 31, 2022 as compared to the same period in 2021 is the result of increased associate engagement as we brought back in-person orientation and associate meetings in the first quarter of 2022. We expect these costs to rise modestly and return to more normalized levels in 2022 taking into account anticipated increases associated with the associates we have hired since December 31, 2020.

Intangible amortization expense was $1.9 million for the three months ended March 31, 2022 compared to $2.2 million for the same period in 2021. The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives at March 31, 2022:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
CapitalMark	2015	$6.2	7	$0.1
Avenue	2016	8.8	9	1.2
BNC	2017	48.1	10	19.5

Book of Business Intangible:
Miller Loughry Beach Insurance	2008	$1.3	20	$0.1
CapitalMark	2015	0.3	16	0.1
BNC Insurance	2017	0.4	20	0.2
BNC Trust	2017	1.9	10	1.0
Advocate Capital	2019	13.6	13	7.6

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Annual amortization expense of these intangibles is estimated to decrease from $6.8 million to $4.2 million per year over the next five years with lesser amounts for the remaining amortization period.

Other noninterest expenses, which consists primarily of deposit, lending, wealth management and administrative expenses increased by $4.7 million for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. Lending related expense increased by $3.3 million for the three months ended March 31, 2022 when compared to the same period in the prior year. This increase is primarily the result of increased expense associated with our consumer and commercial credit card programs for which transaction volumes also increased in the respective period. Deposit related expense increased by $258,000 during the three months ended March 31, 2022 when compared to the same period in 2021. Wealth management related expenses increased $188,000, or 43.2%, during the three months ended March 31, 2022 when compared to the same period in 2021 due primarily to an increased number of accounts being serviced by these areas. Other noninterest expenses increased $990,000 in the three months ended March 31, 2022 as compared to the same period in 2021 due in part to increases in consultant fees, contributions and other miscellaneous expense items.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 53.3% for the three months ended March 31, 2022 compared to 49.0% for the same period in 2021. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the three months ended March 31, 2022 compared to the same period in 2021 was negatively impacted in part by increased noninterest expense during the periods as a result of increased salaries and employee benefits, a decrease in the amount of gains on mortgage loans sold, which decreases were offset, in part, by increased income from our equity method investment in BHG.

Income Taxes. During the three months ended March 31, 2022, we recorded income tax expense of $28.5 million compared to $28.2 million for the three months ended March 31, 2021. Our effective tax rate for the three months ended March 31, 2022 was 18.1% compared 18.4% for the three months ended March 31, 2021. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 26.14% primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax rate in each period was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in the recognition of tax benefits of $2.6 million for the three months ended March 31, 2022 compared to $1.6 million for the three months ended March 31, 2021.

Financial Condition

Our consolidated balance sheet at March 31, 2022 reflects an increase in total loans outstanding to $24.5 billion compared to $23.4 billion at December 31, 2021. Total deposits increased by $991.3 million to $32.3 billion between December 31, 2021 and March 31, 2022. Total assets were $39.4 billion at March 31, 2022 compared to $38.5 billion at December 31, 2021.

Loans.  The composition of loans at March 31, 2022 and at December 31, 2021 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$3,124,275	12.7%	$3,048,822	13.0%
Non-owner occupied	5,426,583	22.1%	5,221,704	22.3%
Consumer real estate – mortgage	3,813,252	15.6%	3,680,684	15.7%
Construction and land development	3,277,029	13.4%	2,903,017	12.4%
Commercial and industrial	8,370,384	34.2%	8,074,546	34.5%
Consumer and other	487,499	2.0%	485,489	2.1%
Total loans	$24,499,022	100.0%	$23,414,262	100.0%

At March 31, 2022, our loan portfolio composition had changed modestly from the composition at December 31, 2021 with commercial real estate and commercial and industrial lending generally continuing to make up the largest segments of our portfolio. At March 31, 2022, approximately 36.5% of the outstanding principal balance of our commercial real estate loans was secured by owner occupied commercial real estate properties, compared to 36.9% at December 31, 2021. Owner occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development loan segment continues to be a meaningful portion of our portfolio and reflects the development and growth of the local communities in which we operate and is diversified between commercial, residential and land.
Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At March 31, 2022, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital was 87.4% compared to 79.1% at December 31, 2021. Construction and land development, non-owner occupied commercial real estate and multifamily loans as a percentage of total risk-based capital were 243.7% and 234.1% as of March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The following table presents the maturity distribution of our loan portfolio by loan segment at March 31, 2022 according to contractual maturities of (1) one year or less, (2) after one but within five years, (3) after five but within fifteen years and (4) after fifteen years.  The table also presents the portion of loans by loan segment that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index (dollars in thousands):

	Due in one year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total

Commercial real estate:
Owner-occupied	$195,255	$1,254,310	$1,323,468	$351,242	$3,124,275
Non-owner occupied	965,084	3,607,105	801,620	52,774	5,426,583
Consumer real estate - mortgage	82,089	432,624	366,986	2,931,553	3,813,252
Construction and land development	922,886	2,035,134	259,035	59,974	3,277,029
Commercial and industrial	2,266,287	4,502,060	1,354,228	247,809	8,370,384
Consumer and other	131,705	168,977	171,382	15,435	487,499
Total loans	$4,563,306	$12,000,210	$4,276,719	$3,658,787	$24,499,022

Loans with fixed interest rates:
Commercial real estate:
Owner-occupied	$171,307	$1,002,405	$1,045,819	$258,153	$2,477,684
Non-owner occupied	568,550	2,385,423	578,190	41,314	3,573,477
Consumer real estate - mortgage	54,639	325,364	279,639	2,039,883	2,699,525
Construction and land development	662,798	1,439,694	200,351	57,756	2,360,599
Commercial and industrial	1,475,057	2,437,447	966,349	186,338	5,065,191
Consumer and other	97,342	121,469	169,928	15,417	404,156
Total loans	$3,029,693	$7,711,802	$3,240,276	$2,598,861	$16,580,632

Loans with variable interest rates:
Commercial real estate:
Owner-occupied	$23,948	$251,905	$277,649	$93,089	$646,591
Non-owner occupied	396,534	1,221,682	223,430	11,460	1,853,106
Consumer real estate - mortgage	27,450	107,260	87,347	891,670	1,113,727
Construction and land development	260,088	595,440	58,684	2,218	916,430
Commercial and industrial	791,230	2,064,613	387,879	61,471	3,305,193
Consumer and other	34,363	47,508	1,454	18	83,343
Total loans	$1,533,613	$4,288,408	$1,036,443	$1,059,926	$7,918,390

The above information does not consider the impact of scheduled principal payments.

Loans in Past Due Status.  The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
Loans past due 30 to 89 days:	2022	2021
Commercial real estate:
Owner occupied	$2,443	$727
Non-owner occupied	1,696	1,434
Consumer real estate – mortgage	9,124	8,832
Construction and land development	598	61
Commercial and industrial	12,683	7,603
Consumer and other	2,926	2,283
Total loans past due 30 to 89 days	$29,470	$20,940

Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$1,915	$2,426
Non-owner occupied	701	645
Consumer real estate – mortgage	2,643	4,450
Construction and land development	127	127
Commercial and industrial	4,562	7,311
Consumer and other	405	372
Total loans past due 90 days or more	$10,353	$15,331

Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.12%	0.09%
Loans past due 90 days or more as a percentage of total loans	0.04%	0.06%
Total loans in past due status as a percentage of total loans	0.16%	0.15%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $100.4 million, or 0.4% of total loans at March 31, 2022, compared to $109.6 million, or 0.5% of total loans at December 31, 2021. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, or worse, but not considered nonperforming loans. Approximately $126,000 of potential problem loans were past due at least 30 days but less than 90 days as of March 31, 2022.

Nonperforming Assets and Troubled Debt Restructurings. At March 31, 2022, we had $35.1 million in nonperforming assets compared to $40.1 million at December 31, 2021. Included in nonperforming assets were $26.6 million in nonaccrual loans and $8.4 million in OREO and other nonperforming assets at March 31, 2022 and $31.6 million in nonaccrual loans and $8.5 million in OREO and other nonperforming assets at December 31, 2021. At March 31, 2022 and December 31, 2021, there were $2.3 million and $2.4 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status.

Allowance for Credit Losses on Loans (ACL). On January 1, 2020, we adopted FASB ASU 2016-13, which introduced the current expected credit losses (CECL) methodology and required us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, the ACL represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of March 31, 2022 and December 31, 2021, our ACL was approximately $261.6 million and $263.2 million, respectively, which our management believed to be adequate at each of the respective dates. Our ACL as a percentage of total loans, inclusive of PPP loans, was 1.07% at March 31, 2022, down from 1.12% at December 31, 2021. No ACL has been recorded for PPP loans as they are fully guaranteed by the SBA.

Our CECL models rely largely on recent historical and projected future macroeconomic conditions to estimate future credit losses. Macroeconomic factors used in the model include the national unemployment rate, gross domestic product, the commercial real estate price index and certain U.S. Treasury interest rates. Projections of these macroeconomic factors, obtained from an independent third party, are utilized to predict quarterly rates of default. These factors reflected continued improvement during the first quarter of 2022 resulting in the decrease in the overall allowance for credit losses.

Under the CECL methodology, the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At March 31, 2022, a reasonable and supportable period of twenty-four months was utilized for all loan segments followed by a twelve month straight line reversion period to long term averages.

The following table sets forth, based on management's estimate, the allocation of the allowance for credit losses on loans to categories of loans and loan balances by category and the percentage of loans in each category to total loans and allowance for credit losses as a percentage of total loans within each loan category as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022				December 31, 2021
	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)
Commercial real estate:
Owner occupied	$19,505	$3,124,275	0.62%	12.7%	$19,618	$3,048,822	0.64%	13.0%
Non-owner occupied	56,078	5,426,583	1.03%	22.1%	58,504	5,221,704	1.12%	22.3%
Consumer real estate - mortgage	32,320	3,813,252	0.85%	15.6%	32,104	3,680,684	0.87%	15.7%
Construction and land development	29,823	3,277,029	0.91%	13.4%	29,429	2,903,017	1.01%	12.4%
Commercial and industrial	112,412	8,370,384	1.34%	34.2%	112,340	8,074,546	1.39%	34.5%
Consumer and other	11,480	487,499	2.35%	2.0%	11,238	485,489	2.31%	2.1%
Total	$261,618	$24,499,022	1.07%	100.0%	$263,233	$23,414,262	1.12%	100.0%

The following table presents information related to credit losses on loans by loan segment for the three months ended March 31, 2022 and year ended December 31, 2021:

	Provision for credit losses	Net (charge-offs) recoveries	Average loans	Ratio of net (charge-offs) recoveries to average loans (1)
For the three months ended March 31, 2022:
Commercial real estate:
Owner occupied	$(154)	$41	$3,075,314	0.01%
Non-owner occupied	(2,489)	63	5,252,989	—%
Consumer real estate - mortgage	84	132	3,723,192	0.01%
Construction and land development	320	74	3,074,751	0.01%
Commercial and industrial	2,528	(2,456)	8,205,356	(0.12)%
Consumer and other	1,054	(812)	452,620	(0.73)%
Total loans	$1,343	$(2,958)	$23,784,222	(0.05)%

For the year ended December 31, 2021:
Commercial real estate:
Owner occupied	$(3,869)	$189	$2,891,798	0.01%
Non-owner occupied	(20,811)	183	5,358,828	—
Consumer real estate - mortgage	(2,856)	1,656	3,320,083	0.05
Construction and land development	(12,984)	5	2,845,957	—
Commercial and industrial	52,645	(38,728)	8,154,391	(0.47)
Consumer and other	4,781	(2,028)	403,624	(0.05)
Total loans	$16,906	$(38,723)	$22,974,681	(0.17)%
(1) Net charge-offs for the year-to-date period ended March 31, 2022 have been annualized.

Pinnacle Financial's management assesses the adequacy of the ACL on a quarterly basis. This assessment includes procedures to estimate the ACL and test the adequacy and appropriateness of the resulting balance. The level of the ACL is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The ACL is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

Based upon our evaluation of the loan portfolio, we believe the ACL to be adequate to absorb our estimate of expected future credit losses on loans outstanding at March 31, 2022. While our policies and procedures used to estimate the ACL as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our ACL and, thus, the resulting provision for credit losses.

Investments.  Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $6.1 billion at both March 31, 2022 and December 31, 2021, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at March 31, 2022 and December 31, 2021 follows:

	March 31, 2022	December 31, 2021
Weighted average life	6.46 years	6.26 years
Effective duration*	4.46%	4.07%
Tax equivalent yield	2.12%	2.08%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of March 31, 2022 and December 31, 2021 was 5.51% and 5.21%, respectively.

Restricted Cash. Our restricted cash balances totaled approximately $29.7 million at March 31, 2022, compared to $82.5 million at December 31, 2021. This restricted cash is maintained at other financial institutions as collateral primarily for our derivative portfolio. The decrease in restricted cash is attributable primarily to a decrease in collateral requirements on certain derivative instruments for which the fair value has increased. See Note 8. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Securities Purchased with Agreement to Resell. At March 31, 2022 and December 31, 2021, we had $1.3 billion and $1.0 billion, respectively, in securities purchased with agreement to resell. This balance is the result of repurchase agreement transactions with financial institution counterparties. These investments deploy some of our liquidity position into an instrument that improves the return on those funds in the current rate environment. Additionally, we believe it positions us more favorably for a rising interest rate environment in the future. No securities were purchased with agreement to resell prior to 2021.

Deposits and Other Borrowings. We had approximately $32.3 billion of deposits at March 31, 2022 compared to $31.3 billion at December 31, 2021. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we routinely enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $219.5 million at March 31, 2022 and $152.6 million at December 31, 2021. Additionally, at March 31, 2022 and December 31, 2021, Pinnacle Bank had borrowed $888.9 million and $888.7 million, respectively, in advances from the Federal Home Loan Bank of Cincinnati (FHLB). At March 31, 2022, Pinnacle Bank had approximately $3.2 billion in additional availability with the FHLB; however, incremental borrowings are subject to applicable collateral requirements and are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or noncore funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at March 31, 2022 and December 31, 2021:

	March 31, 2022	Average Rate Paid	Percent	December 31, 2021	Average Rate Paid	Percent
Core funding:
Noninterest-bearing deposit accounts	$10,986,194	0.00%	32.5%	$10,461,071	0.00%	31.9%
Interest-bearing demand accounts	5,085,608	0.13%	15.0%	4,936,735	0.14%	15.1%
Savings and money market accounts	10,157,725	0.15%	30.0%	9,792,104	0.18%	29.9%
Time deposit accounts less than $250,000	960,477	0.35%	2.8%	998,586	0.65%	3.0%
Reciprocating demand deposit accounts (1)	1,249,222	0.18%	3.7%	1,075,774	0.21%	3.3%
Reciprocating savings accounts (1)	1,787,245	0.21%	5.3%	1,885,806	0.26%	5.8%
Reciprocating CD accounts (1)	172,212	0.22%	0.5%	166,836	0.57%	0.5%
Total core funding	30,398,683	0.11%	89.8%	29,316,912	0.14%	89.5%

	March 31, 2022	Average Rate Paid	Percent	December 31, 2021	Average Rate Paid	Percent
Noncore funding:
Relationship based noncore funding:
Other time deposits	518,793	0.44%	1.5%	565,184	0.76%	1.7%
Securities sold under agreements to repurchase	219,530	0.13%	0.7%	152,559	0.15%	0.5%
Total relationship based noncore funding	738,323	0.36%	2.2%	717,743	0.65%	2.2%
Wholesale funding:
Brokered deposits	974,960	0.35%	2.9%	1,019,259	0.31%	3.1%
Brokered time deposits	403,378	1.03%	1.2%	403,178	1.15%	1.2%
Federal Home Loan Bank advances	888,870	2.04%	2.6%	888,681	2.01%	2.7%
Subordinated debt and other funding	423,319	3.90%	1.3%	423,172	4.38%	1.3%
Total wholesale funding	2,690,527	1.51%	8.0%	2,734,290	1.60%	8.3%
Total noncore funding	3,428,850	1.28%	10.2%	3,452,033	1.42%	10.5%
Totals	$33,827,533	0.23%	100.0%	$32,768,945	0.33%	100.0%

(1)The reciprocating categories consists of deposits we receive from a bank network (the IntraFi network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the IntraFi network.

As noted in the table above, our core funding as a percentage of total funding remained relatively flat moving from 89.5% at December 31, 2021 to 89.8% at March 31, 2022. When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of March 31, 2022.

The amount of time deposits as of March 31, 2022 amounted to $2.1 billion. The following table shows our time deposits in denominations of less than $250,000 and in denominations of $250,000 and greater by category based on time remaining until maturity and the weighted average rate for each category as of March 31, 2022 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$576,134	0.55%
Over three but less than six months	275,636	0.28%
Over six but less than twelve months	392,757	0.36%
Over twelve months	253,385	0.56%
	$1,497,912	0.45%
Denominations $250,000 and greater
Three months or less	$184,985	0.52%
Over three but less than six months	130,521	0.33%
Over six but less than twelve months	146,005	0.34%
Over twelve months	95,437	0.43%
	$556,948	0.42%
Totals	$2,054,860	0.44%

Subordinated debt and other borrowings.  Pinnacle Bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At March 31, 2022, Pinnacle Bank had received advances from the FHLB totaling $891.3 million. At March 31, 2022, the scheduled maturities of FHLB advances and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates (1)
2022	$—	—%
2023	—	—%
2024	—	—%
2025	116,250	0.82%
2026	—	—%
Thereafter	775,013	2.15%
	891,263
Deferred costs	2,393
Total Federal Home Loan Bank advances	888,870
Weighted average interest rate		1.97%
(1)Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of March 31, 2022.

We have established, or through acquisition acquired, twelve statutory business trusts which were established to issue 30-year trust preferred securities and certain other subordinated debt agreements. These securities qualify as Tier 2 capital subject to annual phase outs beginning five years from maturity. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2022	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	3.72%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	2.40%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	2.66%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	3.68%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	3.49%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	3.09%	30-day LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	2.64%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	2.70%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	4.07%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	2.32%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	2.03%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	2.50%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (1)

Debt issuance costs and fair value adjustments			(9,676)
Total subordinated debt and other borrowings			$423,319

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

Capital Resources. At both March 31, 2022 and December 31, 2021, our shareholders' equity amounted to $5.3 billion. At March 31, 2022 and December 31, 2021, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At March 31, 2022, we had approximately $211.5 million of cash at the parent company that could be used to support our bank.

Share Repurchase Program. On January 19, 2021, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program remained in effect through March 31, 2022. On January 18, 2022, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the share repurchase program that expired on March 31, 2022. The new authorization is to remain in effect through March 31, 2023. We did not repurchase any shares under either share repurchase program during the three months ended March 31, 2022 or 2021, respectively.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $686.7 million at March 31, 2022. During the three months ended March 31, 2022, the bank paid dividends of $24.7 million to us which is within the limits allowed by the TDFI.

During the three months ended March 31, 2022, we paid $17.0 million in dividends to our common shareholders and $3.8 million in dividends on our Series B Preferred Stock. On April 19, 2022, our board of directors declared a $0.22 per share quarterly cash dividend to common shareholders which should approximate $17.0 million in aggregate dividend payments that are expected to be paid on May 27, 2022 to common shareholders of record as of the close of business on May 6, 2022. Additionally, on that same day, our board of directors approved a quarterly dividend of approximately $3.8 million, or $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock payable on June 1, 2022 to shareholders of record at the close of business on May 17, 2022. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including, if necessary, our receipt of dividends from Pinnacle Bank, regulatory capital requirements, as they become known to us and receipt of any regulatory approvals that may become required as a result of our and our bank subsidiary's financial results.

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

There were several noteworthy factors when comparing the results of both the earnings simulation and the economic value of equity modeling results as of March 31, 2022 to the modeling results as of March 31, 2021:
•The Federal Reserve increased the Federal Funds target rate by 25 basis points, which brought $824 million of floating-rate loans above contractual interest-rate floors.
•We deployed $1.3 billion of liquidity into reverse repo agreements with floating-rate structures.
•We unwound a $1.5 billion in-the-money interest rate floor derivative.
•The fixed-rate PPP loan portfolio declined $2.1 billion with most proceeds transitioning to floating-rate assets.

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

At March 31, 2022, our earnings simulations model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

	Estimated % Change in Net Interest Income Over 12 Months
	March 31, 2022*	March 31, 2021*
Instantaneous Rate Change
300 bps increase	10.15%	(0.20)%
200 bps increase	6.98%	(1.00)%
100 bps increase	3.67%	(1.20)%
100 bps decrease	(5.56)%	(1.80)%
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

At March 31, 2022, our earnings simulation model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At March 31, 2022, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

	March 31, 2022*	March 31, 2021*
Instantaneous Rate Change
300 bps increase	(15.66)%	(13.44)%
200 bps increase	(9.33)%	(10.46)%
100 bps increase	(3.04)%	(5.68)%
100 bps decrease	(7.12)%	(2.61)%
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

At March 31, 2022, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods. At present, ALCO has determined that its "most likely" rate scenario assumes six additional 25 basis point increases in the Federal Funds Rate during 2022. Our "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At March 31, 2022, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB Cincinnati and, pursuant to a borrowing agreement with the FHLB Cincinnati, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity at the FHLB Cincinnati. At March 31, 2022, we believe we had an estimated $3.2 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $155.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than one month. There were no outstanding borrowings under these agreements at March 31, 2022, or during the three months then ended, although we test the availability of these accommodations periodically. Pinnacle Bank also had approximately $4.4 billion in available Federal Reserve discount window lines of credit at March 31, 2022.

At March 31, 2022, excluding reciprocating time and money market deposits issued through the IntraFiNetwork, we had approximately $1.4 billion in brokered deposits. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. During 2020, and in response to the uncertainty resulting from the COVID-19 pandemic, we intentionally increased our levels of on-balance sheet liquidity. Core deposit growth during 2021 increased such that we were able to prepay certain wholesale maturities while maintaining an elevated level of on-balance sheet liquidity. We intend to continue to prepay and/or let mature wholesale funding as core deposit levels allows.

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

At March 31, 2022, we had no individually significant commitments for capital expenditures. But, we believe the number of our locations, including non-branch locations, will increase over an extended period of time across our footprint and that certain of our locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. Additionally, we expect we will continue to incur costs associated with technology improvements to enhance the infrastructure of our firm.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds) and FHLB Cincinnati advances.

We have certain contractual obligations as of March 31, 2022, which by their terms have a contractual maturity and termination dates subsequent to March 31, 2022. Each of these commitments is noted throughout Item 2. Management's Discussion and Analysis. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months and that we will have adequate liquidity to meet our obligations over a longer-term as well.

Off-Balance Sheet Arrangements.  At March 31, 2022, we had outstanding standby letters of credit of $336.2 million and unfunded loan commitments outstanding of $13.5 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At March 31, 2022, we had accrued $23.0 million related to expected credit losses associated with off-balance sheet commitments.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-(f)) occurred during the fiscal quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party or of which any of their property is the subject.

ITEM 1A.  RISK FACTORS

Investing in Pinnacle Financial involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in Pinnacle Financial have been outlined in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition. There has been no material change to our risk factors as previously disclosed in the above described Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended March 31, 2022.

Period	Total Number of Shares Repurchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	39,319	$108.69	—	125,000,000
February 1, 2022 to February 28, 2022	48,442	98.96	—	125,000,000
March 1, 2022 to March 31, 2022	1,632	101.04	—	125,000,000
Total	89,393	$103.31	—	125,000,000
______________________
(1)During the quarter ended March 31, 2022, 280,933 shares of restricted stock or performance-based vesting restricted stock units previously awarded to certain of the participants in our equity incentive plans vested. We withheld 89,393 shares of common stock to satisfy tax withholding requirements associated with the vesting of these awards.

(2)On January 19, 2021, the board of directors authorized a share repurchase program for up to $125.0 million of Pinnacle Financial's outstanding common stock. The share repurchase program expired on March 31, 2022. On January 18, 2022, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the share repurchase program that expired on March 31, 2022. The new authorization is to remain in effect through March 31, 2023. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase program does not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. Pinnacle Financial did not repurchase any shares under either share repurchase program during the three months ended March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

10.1	Form of 2022 Restricted Share Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2022.
10.2	Form of Named Executive Officers 2022 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 21, 2022.
10.3	Form of Named Executive Officers Special Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 21, 2022.
10.4	Pinnacle Financial Partners, Inc. 2022 Annual Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 25, 2022.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

May 6, 2022	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

May 6, 2022	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer