Form 10-Q
period 2022-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2022-08-05
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 31, 2022, there were 76,417,037 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2022

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or Bankers Healthcare Group, LLC (BHG), including as a result of the negative impact of inflationary pressures on our and BHG's customers and their businesses resulting in significant increases in loan losses and provisions for those losses and, in the case of BHG, substitutions; (ii) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (iii) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina, Georgia, Alabama and Virginia, particularly in commercial and residential real estate markets; (iv) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the long-term historical growth rate of its, or such entities', loan portfolio; (v) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to limit the rates it pays on deposits; (vi) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (vii) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (viii) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of compression to net interest margin; (ix) the effects of new outbreaks of COVID-19, including actions taken by governmental officials to curb the spread of the virus, and the resulting impact on general economic and financial market conditions and on Pinnacle Financial's and its customers' business, results of operations, asset quality and financial condition; (x) further public acceptance of the booster shots of the vaccines that were developed against the virus as well as the decisions of governmental agencies with respect to vaccines including recommendations related to booster shots and requirements that seek to mandate that individuals receive or employers require that their employees receive the vaccine; (xi) those vaccines' efficacy against the virus, including new variants; (xii) the results of regulatory examinations; (xiii) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xiv) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xv) BHG's ability to profitably grow its business and successfully execute on its business plans; (xvi) risks of expansion into new geographic or product markets; (xvii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or other intangible assets; (xviii) the ineffectiveness of Pinnacle Bank's hedging strategies, or the unexpected counterparty failure or hedge failure of the underlying hedges; (xix) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xx) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xxi) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Bank's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xxii) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xxiii) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxiv) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients; (xxv) the risks associated with Pinnacle Financial and Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company or all or a portion of their ownership interests in BHG (triggering a similar sale by Pinnacle Financial and Pinnacle Bank) if not prohibited from doing so by Pinnacle Financial or Pinnacle Bank; (xxvi) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxvii) fluctuations in the valuations of Pinnacle Financial's equity investments and the ultimate success of such investments; (xxviii) the availability of and access to capital; (xxix) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of Pinnacle Bank's participation in and execution of government programs related to the COVID-19 pandemic; and (xxx) general competitive, economic, political and market conditions. Additional factors which could affect the forward-looking statements can be found in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2021 and subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC and available on the SEC's website at http://www.sec.gov. Pinnacle

Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	June 30, 2022	December 31, 2021
ASSETS
Cash and noninterest-bearing due from banks	$265,507	$188,287
Restricted cash	29,739	82,505
Interest-bearing due from banks	1,336,667	3,830,747
Federal funds sold and other	—	—
Cash and cash equivalents	1,631,913	4,101,539
Securities purchased with agreement to resell	1,328,876	1,000,000
Securities available-for-sale, at fair value	3,809,338	4,914,194
Securities held-to-maturity (fair value of $2.5 billion and $1.2 billion, net of allowance for credit losses of $1.2 million and $161 at June 30, 2022 and Dec. 31, 2021, respectively)	2,744,555	1,155,958
Consumer loans held-for-sale	67,467	45,806
Commercial loans held-for-sale	25,901	17,685
Loans	26,333,096	23,414,262
Less allowance for credit losses	(272,483)	(263,233)
Loans, net	26,060,613	23,151,029
Premises and equipment, net	302,389	288,182
Equity method investment	403,191	360,833
Accrued interest receivable	116,038	98,813
Goodwill	1,846,466	1,819,811
Core deposits and other intangible assets	37,617	33,819
Other real estate owned	8,237	8,537
Other assets	1,738,691	1,473,193
Total assets	$40,121,292	$38,469,399
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$11,058,198	$10,461,071
Interest-bearing	6,617,324	6,530,015
Savings and money market accounts	12,492,329	12,179,663
Time	2,427,452	2,133,784
Total deposits	32,595,303	31,304,533
Securities sold under agreements to repurchase	199,585	152,559
Federal Home Loan Bank advances	1,289,059	888,681
Subordinated debt and other borrowings	423,614	423,172
Accrued interest payable	13,551	12,504
Other liabilities	284,941	377,343
Total liabilities	34,806,053	33,158,792
Shareholders' equity:
Preferred stock, no par value, 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at June 30, 2022 and Dec. 31, 2021, respectively	217,126	217,126
Common stock, par value $1.00; 180.0 million shares authorized; 76.4 million and 76.1 million shares issued and outstanding at June 30, 2022 and Dec. 31, 2021, respectively	76,385	76,143
Additional paid-in capital	3,056,228	3,045,802
Retained earnings	2,096,950	1,864,350
Accumulated other comprehensive income (loss), net of taxes	(131,450)	107,186
Total shareholders' equity	5,315,239	5,310,607
Total liabilities and shareholders' equity	$40,121,292	$38,469,399
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(dollars in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$252,182	$232,788	$479,229	$460,160
Securities:
Taxable	12,725	8,359	23,773	16,087
Tax-exempt	19,898	16,546	37,344	32,044
Federal funds sold and other	7,571	1,543	10,647	2,862
Total interest income	292,376	259,236	550,993	511,153

Interest expense:
Deposits	18,181	13,861	28,431	31,329
Securities sold under agreements to repurchase	82	56	138	128
Federal Home Loan Bank advances and other borrowings	9,539	12,094	18,375	23,601
Total interest expense	27,802	26,011	46,944	55,058
Net interest income	264,574	233,225	504,049	456,095
Provision for credit losses	12,907	2,834	15,627	10,069
Net interest income after provision for credit losses	251,667	230,391	488,422	446,026

Noninterest income:
Service charges on deposit accounts	11,616	8,906	22,646	17,213
Investment services	13,205	8,997	23,896	17,188
Insurance sales commissions	2,554	2,406	6,590	5,631
Gain on mortgage loans sold, net	2,150	6,700	6,216	20,366
Investment gains (losses) on sales, net	—	366	(61)	366
Trust fees	6,065	5,062	12,038	9,749
Income from equity method investment	49,465	32,071	83,120	61,021
Other noninterest income	40,447	33,699	74,553	59,382
Total noninterest income	125,502	98,207	228,998	190,916

Noninterest expense:
Salaries and employee benefits	126,611	110,824	248,463	213,552
Equipment and occupancy	26,921	23,321	52,457	46,541
Other real estate (income) expense, net	86	(657)	191	(670)
Marketing and other business development	4,759	2,652	8,536	5,001
Postage and supplies	2,320	2,115	4,691	3,921
Amortization of intangibles	2,051	2,167	3,922	4,373
Other noninterest expense	33,290	25,718	60,439	48,118
Total noninterest expense	196,038	166,140	378,699	320,836
Income before income taxes	181,131	162,458	338,721	316,106
Income tax expense	36,004	30,668	64,484	58,888
Net income	145,127	131,790	274,237	257,218
Preferred stock dividends	(3,798)	(3,798)	(7,596)	(7,596)
Net income available to common shareholders	$141,329	$127,992	$266,641	$249,622

Per share information:
Basic net income per common share	$1.87	$1.70	$3.52	$3.31
Diluted net income per common share	$1.86	$1.69	$3.51	$3.30
Weighted average common shares outstanding:
Basic	75,751,296	75,481,198	75,703,407	75,427,340
Diluted	75,940,500	75,809,974	75,934,025	75,735,763

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$145,127	$131,790	$274,237	$257,218
Other comprehensive income (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	(96,191)	28,242	(231,086)	(5,130)
Change in fair value of cash flow hedges, net of tax	—	(631)	—	(18,373)
Accretion of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	(1,595)	(2,098)	(2,575)	(3,789)
Net gain on cash flow hedges reclassified from other comprehensive income into net income, net of tax	(2,511)	(2,692)	(5,020)	(2,188)
Net loss (gain) on sale of investment securities reclassified from other comprehensive income into net income, net of tax	—	(270)	45	(270)
Total other comprehensive income (loss), net of tax	(100,297)	22,551	(238,636)	(29,750)
Total comprehensive income	$44,830	$154,341	$35,601	$227,468

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(dollars and shares in thousands)	Preferred Stock Amount	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts
Balance at December 31, 2020	$217,126	75,850	$75,850	$3,028,063	$1,407,723	$175,849	$4,904,611
Exercise of employee common stock options & related tax benefits	—	13	13	291	—	—	304
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.18 per share)	—	—	—	—	(13,902)	—	(13,902)
Issuance of restricted common shares, net of forfeitures	—	172	172	(172)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(34)	(34)	(2,422)	—	—	(2,456)
Issuance of common stock pursuant to restricted stock unit (RSU) and performance stock unit (PSU) agreements, net of shares withheld for taxes & related tax benefits	—	86	86	(3,848)		—	(3,762)
Compensation expense for restricted shares & performance stock units	—	—	—	5,399	—	—	5,399
Net income	—	—	—	—	125,428	—	125,428
Other comprehensive loss	—	—	—	—	—	(52,301)	(52,301)
Balance at March 31, 2021	$217,126	76,087	$76,087	$3,027,311	$1,515,451	$123,548	$4,959,523
Exercise of employee common stock options & related tax benefits	—	5	5	95	—	—	100
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.18 per share)	—	—	—	—	(13,863)	—	(13,863)
Issuance of restricted common shares, net of forfeitures	—	3	3	(3)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(8)	(8)	(731)	—	—	(739)
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes & related tax benefits	—	1	1	(3)	—	—	(2)
Compensation expense for restricted shares & performance stock units	—	—	—	5,669	—	—	5,669
Net income	—	—	—	—	131,790	—	131,790
Other comprehensive income	—	—	—	—	—	22,551	22,551
Balance at June 30, 2021	217,126	76,088	76,088	3,032,338	1,629,580	146,099	5,101,231

	Preferred Stock Amount	Common Stock				Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts	Additional Paid-in Capital	Retained Earnings
Balance at December 31, 2021	$217,126	76,143	$76,143	$3,045,802	$1,864,350	$107,186	$5,310,607
Exercise of employee common stock options & related tax benefits	—	6	6	124	—	—	130
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(16,976)	—	(16,976)
Issuance of restricted common shares, net of forfeitures	—	158	158	(158)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(35)	(35)	(3,736)	—	—	(3,771)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes & related tax benefits	—	105	105	(5,566)	—	—	(5,461)
Compensation expense for restricted shares & performance stock units	—	—	—	9,448	—	—	9,448
Net income	—	—	—	—	129,110	—	129,110
Other comprehensive loss	—	—	—	—	—	(138,339)	(138,339)
Balance at March 31, 2022	$217,126	76,377	$76,377	$3,045,914	$1,972,686	$(31,153)	$5,280,950
Exercise of employee common stock options & related tax benefits	—	8	8	185	—	—	193
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,065)	—	(17,065)
Issuance of restricted common shares, net of forfeitures	—	8	8	(8)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(8)	(8)	(623)	—	—	(631)
Compensation expense for restricted shares & performance stock units	—	—	—	10,760	—	—	10,760
Net income	—	—	—	—	145,127	—	145,127
Other comprehensive loss	—				—	(100,297)	(100,297)
Balance at June 30, 2022	$217,126	76,385	$76,385	$3,056,228	$2,096,950	$(131,450)	$5,315,239
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollars in thousands)	Six months ended June 30,
	2022	2021
Operating activities:
Net income	$274,237	$257,218
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	34,643	25,413
Depreciation, amortization and accretion	29,328	27,057
Provision for credit losses	15,627	10,069
Gain on mortgage loans sold, net	(6,216)	(20,366)
Investment losses (gains) on sales, net	61	(366)
Gain on other equity investments, net	(8,379)	(10,397)
Stock-based compensation expense	20,208	11,068
Deferred tax expense	2,807	4,427
Gains on dispositions of other real estate and other investments	(20)	(806)
Gain on remeasurement of previously held noncontrolling interest	(5,500)	—
Income from equity method investment	(83,120)	(61,021)
Dividends received from equity method investment	40,762	49,409
Excess tax benefit from stock compensation	(2,921)	(1,867)
Gain on commercial loans sold, net	(1,679)	(2,356)
Commercial loans held for sale originated	(274,755)	(288,031)
Commercial loans held for sale sold	268,218	295,743
Consumer loans held for sale originated	(844,206)	(1,117,635)
Consumer loans held for sale sold	828,761	1,168,854
Decrease in other assets	10,524	24,016
Decrease in other liabilities	(98,201)	(83,266)
Net cash provided by operating activities	200,179	287,163
Investing activities:
Activities in securities available-for-sale:
Purchases	(597,249)	(1,075,927)
Sales	2,866	2,240
Maturities, prepayments and calls	240,767	280,795
Activities in securities held-to-maturity:
Purchases	(578,716)	—
Maturities, prepayments and calls	34,324	23,300
Increase in securities purchased under agreements to resell	(328,876)	(500,000)
Increase in loans, net	(2,899,140)	(492,984)
Purchases of software, premises and equipment	(23,065)	(10,451)
Proceeds from sales of software, premises and equipment	292	281
Proceeds from sale of other real estate	320	4,183
Purchase of bank owned life insurance policies	(75,000)	—
Proceeds from bank owned life insurance settlements	1,002	952
Proceeds from derivative instruments	—	99,710
Proceeds from sale (purchase) of FHLB stock	(15,853)	10,329
Acquisition, net of cash acquired	(30,415)	—
Increase in other investments	(62,669)	(19,239)
Net cash used in investing activities	(4,331,412)	(1,676,811)
Financing activities:
Net increase in deposits	1,295,442	512,121
Net increase in securities sold under agreements to repurchase	47,026	49,497
Federal Home Loan Bank: Advances	400,000	—
Federal Home Loan Bank: Repayments/maturities	—	(200,000)
Repayments of other borrowings	(29,547)	—
Principal payments of finance lease obligation	(137)	(128)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes	(5,461)	(3,764)
Exercise of common stock options, net of shares surrendered for taxes	(4,079)	(2,791)
Common stock dividends paid	(34,041)	(27,765)
Preferred stock dividends paid	(7,596)	(7,596)
Net cash provided by financing activities	1,661,607	319,574
Net decrease in cash, cash equivalents, and restricted cash	(2,469,626)	(1,070,074)
Cash, cash equivalents, and restricted cash, beginning of period	4,101,539	3,961,449
Cash, cash equivalents, and restricted cash, end of period	$1,631,913	$2,891,375
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

On March 1, 2022, Pinnacle Bank acquired the remaining 80% outstanding membership interest of JB&B Capital, LLC (JB&B) for a cash price of $32.0 million. JB&B is a commercial equipment financing business headquartered in Knoxville, TN. Pinnacle Bank had previously acquired 20% of JB&B in 2017. Pinnacle Financial accounted for the acquisition of JB&B under the acquisition method in accordance with ASC Topic 805. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the JB&B acquisition. At the acquisition date, JB&B's net assets were initially recorded at a fair value of $12.9 million, consisting mainly of loans and leases receivable. JB&B's $29.5 million of indebtedness was also paid off in connection with consummation of the acquisition. The preexisting noncontrolling interest of JB&B held by Pinnacle Bank was remeasured at a fair value of $8.0 million on the acquisition date resulting in a gain on remeasurement of $5.5 million that was recorded in other noninterest income during the six months ended June 30, 2022. The purchase price allocations for the acquisition of JB&B are preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities.

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

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for the six months ended June 30, 2022 and 2021 was as follows (in thousands):

	For the six months ended June 30,
	2022	2021
Cash Transactions:
Interest paid	$45,298	$63,683
Income taxes paid, net	70,182	56,073
Operating lease payments	7,669	7,133
Noncash Transactions:
Loans charged-off to the allowance for credit losses	15,685	27,029
Loans foreclosed upon and transferred to other real estate owned	—	620
Available-for-sale securities transferred to held-to-maturity portfolio	1,059,737	—
Right-of-use asset recognized during the period in exchange for lease obligations	7,276	4,771

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

The following is a summary of the basic and diluted net income per common share calculations for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic net income per common share calculation:
Numerator - Net income available to common shareholders	$141,329	$127,992	$266,641	$249,622

Denominator - Weighted average common shares outstanding	75,751	75,481	75,703	75,427
Basic net income per common share	$1.87	$1.70	$3.52	$3.31
Diluted net income per common share calculation:
Numerator - Net income available to common shareholders	$141,329	$127,992	$266,641	$249,622

Denominator - Weighted average common shares outstanding	75,751	75,481	75,703	75,427
Dilutive common shares contingently issuable	189	329	231	308
Weighted average diluted common shares outstanding	75,941	75,810	75,934	75,736
Diluted net income per common share	$1.86	$1.69	$3.51	$3.30

Recently Adopted Accounting Pronouncements — In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Pinnacle Financial has implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. Pinnacle Financial intends to discontinue originating LIBOR-based loans during 2022 and has begun negotiating loans primarily using its preferred replacement index, the Secured Overnight Financing Rate ("SOFR"). For Pinnacle Financial's currently outstanding LIBOR-based loans, the timing and manner in which each customer's contract transitions to SOFR will vary on a case-by-case basis. Pinnacle Financial expects to complete all loan transitions by June 30, 2023.

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

In June 2022, the FASB issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance in ASC 820 when measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of an equity security. This update also requires specific disclosures related to these types of securities. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2022-03 prospectively once adopted. Pinnacle Financial is assessing ASU 2022-03 and its impact on its accounting and disclosures.

Other than those pronouncements discussed above and those which have been recently adopted, Pinnacle Financial does not believe there were any other recently issued accounting pronouncements that may materially impact its consolidated financial statements.

Subsequent Events — ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after June 30, 2022 through the date of the issued financial statements.

Note 2. Equity method investment

A summary of BHG's financial position as of June 30, 2022 and December 31, 2021 and results of operations as of and for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	As of
	June 30, 2022	December 31, 2021
Assets	$3,465,380	$2,724,542

Liabilities	2,980,649	2,355,256
Equity interests	484,731	369,286
Total liabilities and equity	$3,465,380	$2,724,542

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues	$297,947	$178,984	$536,559	$336,607
Net income	$107,207	$62,353	$177,033	$120,915

At June 30, 2022, technology, trade name and customer relationship intangibles, net of related amortization, totaled $6.6 million compared to $6.8 million as of December 31, 2021. Amortization expense of $128,000 and $256,000, respectively, was included for the three and six months ended June 30, 2022 compared to $188,000 and $376,000, respectively, for the same periods in the prior year. Accretion income of $188,000 and $431,000, respectively, was included in the three and six months ended June 30, 2022 compared to $395,000 and $846,000, respectively, for the same periods in the prior year.

During the three and six months ended June 30, 2022, Pinnacle Financial and Pinnacle Bank received dividends of $28.5 million and $40.8 million, respectively, from BHG in the aggregate compared to $39.4 million and $49.4 million, respectively, during the three and six months ended June 30, 2021. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. During the three and six months ended June 30, 2022, Pinnacle Bank purchased $76.0 million of loans from BHG. Pinnacle Bank purchased $50.3 million and $124.9 million, respectively, of loans from BHG during the three and six months ended June 30, 2021. These loans were purchased at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.50% and 5.50% per annum. At June 30, 2022 and December 31, 2021, there were $351.4 million and $319.1 million, respectively, of BHG joint venture program loans held by Pinnacle Bank.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022:
Securities available-for-sale:
U.S. Treasury securities	$246,604	$184	$685	$246,103
U.S. Government agency securities	440,148	—	24,633	415,515
Mortgage-backed securities	1,524,170	685	127,177	1,397,678
State and municipal securities	1,558,987	4,741	78,341	1,485,387
Asset-backed securities	165,825	—	12,415	153,410
Corporate notes and other	117,162	490	6,407	111,245
	$4,052,896	$6,100	$249,658	$3,809,338
Securities held-to-maturity:
U.S. Treasury securities	$92,938	$—	$4,748	$88,190
U.S. Government agency securities	328,982	—	16,433	312,549
Mortgage-backed securities	404,608	—	30,356	374,252
State and municipal securities	1,741,998	306	197,534	1,544,770
Asset-backed securities	163,210	—	11,827	151,383
Corporate notes and other	14,027	—	813	13,214
	$2,745,763	$306	$261,711	$2,484,358
Allowance for credit losses - securities held-to-maturity	(1,208)
Securities held-to-maturity, net of allowance for credit losses	$2,744,555

December 31, 2021:
Securities available-for-sale:
U.S. Treasury securities	$194,490	$—	$881	$193,609
U.S. Government agency securities	634,611	2,359	4,961	632,009
Mortgage-backed securities	1,908,675	29,874	18,310	1,920,239
State and municipal securities	1,774,119	52,961	3,243	1,823,837
Asset-backed securities	232,294	60	2,785	229,569
Corporate notes and other	114,355	3,082	2,506	114,931
	$4,858,544	$88,336	32,686	$4,914,194
Securities held-to-maturity:
U.S. Government agency securities	11,920	—	37	11,883
Mortgage-backed securities	106,555	86	196	106,445
State and municipal securities	1,037,644	32,966	889	1,069,721
	$1,156,119	$33,052	$1,122	$1,188,049
Allowance for credit losses - securities held-to-maturity	(161)
Securities held-to-maturity, net of allowance for credit losses	$1,155,958

During the quarters ended March 31, 2022, March 31, 2020 and September 30, 2018, Pinnacle Financial transferred, at fair value, $1.1 billion, $873.6 million and $179.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax losses of $1.5 million, net unrealized after tax gains of $69.0 million and net unrealized after tax losses of $2.2 million, respectively, remained in accumulated other comprehensive income (loss) and are being amortized over the remaining life of the transferred securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. At June 30, 2022, approximately $685.1 million of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At June 30, 2022, repurchase agreements comprised of secured borrowings totaled $199.6 million and were secured by $199.6 million of pledged U.S. government agency securities, mortgage-backed securities, municipal securities, asset-backed securities and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to remain adequately secured.

The amortized cost and fair value of debt securities as of June 30, 2022 by contractual maturity is shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
June 30, 2022:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$34,637	$34,521	$1,979	$1,965
Due in one year to five years	169,777	171,874	317,795	300,462
Due in five years to ten years	374,434	359,517	112,841	109,314
Due after ten years	1,784,053	1,692,338	1,745,330	1,546,982
Mortgage-backed securities	1,524,170	1,397,678	404,608	374,252
Asset-backed securities	165,825	153,410	163,210	151,383
	$4,052,896	$3,809,338	$2,745,763	$2,484,358

At June 30, 2022 and December 31, 2021, the following available-for-sale securities had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2022
U.S. Treasury securities	$182,142	$685	$—	$—	$182,142	$685
U.S. Government agency securities	386,971	22,017	28,543	2,616	415,514	24,633
Mortgage-backed securities	1,149,133	94,808	220,024	32,369	1,369,157	127,177
State and municipal securities	1,238,230	76,205	19,632	2,136	1,257,862	78,341
Asset-backed securities	149,344	12,045	4,066	370	153,410	12,415
Corporate notes	65,464	3,900	19,870	2,507	85,334	6,407
Total temporarily-impaired securities	$3,171,284	$209,660	$292,135	$39,998	$3,463,419	$249,658

At December 31, 2021
U.S. Treasury securities	$178,610	$881	$—	$—	$178,610	$881
U.S. Government agency securities	353,951	2,987	54,266	1,974	408,217	4,961
Mortgage-backed securities	744,996	11,663	178,956	6,647	923,952	18,310
State and municipal securities	309,605	2,198	57,270	1,045	366,875	3,243
Asset-backed securities	198,349	2,595	6,513	190	204,862	2,785
Corporate notes	14,991	554	20,270	1,952	35,261	2,506
Total temporarily-impaired securities	$1,800,502	$20,878	$317,275	$11,808	$2,117,777	$32,686

The applicable dates for determining when available-for-sale securities were in an unrealized loss position were June 30, 2022 and December 31, 2021. As such, it is possible that an available-for-sale security had a market value less than its amortized cost on other days during the twelve-month periods ended June 30, 2022 and December 31, 2021, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at June 30, 2022, Pinnacle Financial had approximately $249.7 million in unrealized losses on approximately $3.5 billion of available-for-sale securities. For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial currently does not intend to sell those available-for-sale securities that have an unrealized loss at June 30, 2022, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value of available-for-sale securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with available-for-sale securities at June 30, 2022 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at June 30, 2022. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type. Pinnacle Financial has a zero loss expectation for U.S. treasury securities in addition to U.S. Government agency securities and mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. Credit losses on held-to-maturity state and municipal securities and corporate notes and other securities are estimated using third-party probability of default and loss given default models driven primarily by macroeconomic factors over a reasonable and supportable period of eighteen months with a twelve month reversion to average loss factors. At June 30, 2022 and December 31, 2021, the estimated allowance for credit losses on these held-to-maturity securities was $1.2 million and $161,000, respectively, with the change driven largely by the increase in the balance of held-to-maturity securities and by changes in macroeconomic forecasts.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At June 30, 2022, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. During the six months ended June 30, 2022, $2.9 million of available-for-sale securities were sold resulting in gross realized losses of $61,000. During the six months ended June 30, 2021, $2.2 million of available-for-sale securities were sold resulting in gross realized gains of $366,000.

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
•Commercial and industrial loans - Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows. Loans totaling $51.1 million and $371.1 million granted under the Paycheck Protection Program are included in this category as of June 30, 2022, and December 31, 2021, respectively.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification. Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

Loans at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Commercial real estate:
Owner occupied	$3,243,018	$3,048,822
Non-owner occupied	5,861,596	5,221,704
Consumer real estate – mortgage	4,047,051	3,680,684
Construction and land development	3,386,866	2,903,017
Commercial and industrial	9,295,808	8,074,546
Consumer and other	498,757	485,489
Subtotal	$26,333,096	$23,414,262
Allowance for credit losses	(272,483)	(263,233)
Loans, net	$26,060,613	$23,151,029

Commercial loans receive risk ratings assigned by a financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes lesser than those of the other defined risk categories further described below. Pinnacle Financial believes its categories follow those used by Pinnacle Bank's primary regulators. At June 30, 2022, approximately 78.4% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination or most recent renewal as of June 30, 2022 (in thousands):

June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial real estate - Owner occupied
Pass	$574,287	$858,414	$658,343	$355,582	$280,823	$366,273	$51,913	$3,145,635
Special Mention	24,128	20,434	9,556	1,621	1,247	11,280	12,990	81,256
Substandard (1)	2,260	1,007	1,664	5,620	184	2,636	—	13,371
Substandard-nonaccrual	—	1,151	—	257	959	389	—	2,756
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$600,675	$881,006	$669,563	$363,080	$283,213	$380,578	$64,903	$3,243,018
Commercial real estate - Non-owner occupied
Pass	$1,336,133	$1,589,780	$987,203	$829,154	$381,453	$539,685	$67,906	$5,731,314
Special Mention	7,457	13,390	60,295	13,927	—	26,254	—	121,323
Substandard (1)	—	1,654	3,806	1,315	—	—	—	6,775
Substandard-nonaccrual	—	1,040	—	—	461	683	—	2,184
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - Non-owner occupied	$1,343,590	$1,605,864	$1,051,304	$844,396	$381,914	$566,622	$67,906	$5,861,596
Consumer real estate – mortgage
Pass	$572,274	$1,186,965	$523,748	$261,456	$148,454	$304,406	$1,040,556	$4,037,859
Special Mention	—	—	—	—	224	48	—	272
Substandard (1)	—	—	349	—	—	—	—	349
Substandard-nonaccrual	—	192	1,047	4,093	989	2,087	163	8,571
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$572,274	$1,187,157	$525,144	$265,549	$149,667	$306,541	$1,040,719	$4,047,051
Construction and land development
Pass	$1,027,671	$1,642,080	$515,833	$157,522	$8,281	$10,448	$14,171	$3,376,006
Special Mention	—	—	—	9,849	—	—	—	9,849
Substandard (1)	441	—	—	8	13	146	—	608
Substandard-nonaccrual	—	—	—	204	—	199	—	403
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$1,028,112	$1,642,080	$515,833	$167,583	$8,294	$10,793	$14,171	$3,386,866
Commercial and industrial
Pass	$2,226,356	$2,187,721	$609,856	$468,021	$191,181	$165,983	$3,258,859	$9,107,977
Special Mention	1,832	22,789	6,528	35,529	5,922	1,274	48,454	122,328
Substandard (1)	13,506	11,325	299	5,938	1,386	1,041	30,463	63,958
Substandard-nonaccrual	184	126	—	255	217	467	296	1,545
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$2,241,878	$2,221,961	$616,683	$509,743	$198,706	$168,765	$3,338,072	$9,295,808
Consumer and other
Pass	$84,705	$124,829	$68,254	$3,471	$1,365	$1,776	$214,357	$498,757
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	—	—	—	—	—	—	—
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$84,705	$124,829	$68,254	$3,471	$1,365	$1,776	$214,357	$498,757
Total loans
Pass	$5,821,426	$7,589,789	$3,363,237	$2,075,206	$1,011,557	$1,388,571	$4,647,762	$25,897,548
Special Mention	33,417	56,613	76,379	60,926	7,393	38,856	61,444	335,028
Substandard (1)	16,207	13,986	6,118	12,881	1,583	3,823	30,463	85,061
Substandard-nonaccrual	184	2,509	1,047	4,809	2,626	3,825	459	15,459
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$5,871,234	$7,662,897	$3,446,781	$2,153,822	$1,023,159	$1,435,075	$4,740,128	$26,333,096

(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding troubled debt restructurings. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $85.1 million at June 30, 2022, compared to $109.6 million at December 31, 2021.

The table below presents the aging of past due balances by loan segment at June 30, 2022 and December 31, 2021 (in thousands):

June 30, 2022	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans
Commercial real estate:
Owner occupied	$650	$756	$2,564	$3,970	$3,239,048	$3,243,018
Non-owner occupied	631	—	1,723	2,354	5,859,242	5,861,596
Consumer real estate – mortgage	1,834	9,961	5,604	17,399	4,029,652	4,047,051
Construction and land development	4	—	200	204	3,386,662	3,386,866
Commercial and industrial	7,064	3,074	3,260	13,398	9,282,410	9,295,808
Consumer and other	2,531	1,566	498	4,595	494,162	498,757
Total	$12,714	$15,357	$13,849	$41,920	$26,291,176	$26,333,096

December 31, 2021
Commercial real estate:
Owner occupied	$727	$—	$2,426	$3,153	$3,045,669	$3,048,822
Non-owner occupied	1,434	—	645	2,079	5,219,625	5,221,704
Consumer real estate – mortgage	8,710	122	4,450	13,282	3,667,402	3,680,684
Construction and land development	61	—	127	188	2,902,829	2,903,017
Commercial and industrial	4,926	2,677	7,311	14,914	8,059,632	8,074,546
Consumer and other	1,715	568	372	2,655	482,834	485,489
Total	$17,573	$3,367	$15,331	$36,271	$23,377,991	$23,414,262

The following table details the changes in the allowance for credit losses for the three and six months ended June 30, 2022 and 2021, respectively, by loan classification (in thousands):

	Commercial real estate - Owner occupied	Commercial real estate - Non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Three months ended June 30, 2022:
Balance at March 31, 2022	$19,505	$56,078	$32,320	$29,823	$112,412	$11,480	$261,618
Charged-off loans	(879)	(185)	(92)	(150)	(5,275)	(2,592)	(9,173)
Recovery of previously charged-off loans	207	184	578	75	5,600	1,652	8,296
Provision for credit losses on loans	776	(3,530)	1,077	(1,067)	13,035	1,451	11,742
Balance at June 30, 2022	$19,609	$52,547	$33,883	$28,681	$125,772	$11,991	$272,483
Three months ended June 30, 2021:
Balance at March 31, 2021	$22,065	$80,519	$30,199	$37,642	$101,076	$9,380	$280,881
Charged-off loans	(6)	(332)	(161)	—	(10,972)	(1,284)	(12,755)
Recovery of previously charged-off loans	476	147	548	200	645	771	2,787
Provision for credit losses on loans	(3,224)	(1,253)	(141)	(4,355)	11,352	455	2,834
Balance at June 30, 2021	$19,311	$79,081	$30,445	$33,487	$102,101	$9,322	$273,747

	Commercial real estate - Owner occupied	Commercial real estate - Non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Six months ended June 30, 2022:
Balance at December 31, 2021	$19,618	$58,504	$32,104	$29,429	$112,340	$11,238	$263,233
Charged-off loans	(965)	(185)	(254)	(150)	(9,655)	(4,476)	(15,685)
Recovery of previously charged-off loans	334	247	872	149	7,524	2,724	11,850
Provision for credit losses on loans	622	(6,019)	1,161	(747)	15,563	2,505	13,085
Balance at June 30, 2022	$19,609	$52,547	$33,883	$28,681	$125,772	$11,991	$272,483
Six months ended June 30, 2021:
Balance at December 31, 2020	$23,298	$79,132	$33,304	$42,408	$98,423	$8,485	$285,050
Charged-off loans	(703)	(472)	(532)	(367)	(22,721)	(2,234)	(27,029)
Recovery of previously charged-off loans	1,078	159	913	237	1,851	1,426	5,664
Provision for credit losses on loans	(4,362)	262	(3,240)	(8,791)	24,548	1,645	10,062
Balance at June 30, 2021	$19,311	$79,081	$30,445	$33,487	$102,101	$9,322	$273,747

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

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. A reasonable and supportable period of 24 months was utilized for all loan segments at June 30, 2022 and December 31, 2021, followed by a 12 month straight line reversion to long term averages at each measurement date.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, as of June 30, 2022 and December 31, 2021 (in thousands):

	Real Estate	Business Assets	Other	Total
June 30, 2022
Commercial real estate:
Owner occupied	$5,203	$—	$—	$5,203
Non-owner occupied	4,707	—	—	4,707
Consumer real estate – mortgage	14,067	—	—	14,067
Construction and land development	1,240	—	—	1,240
Commercial and industrial	—	1,491	—	1,491
Consumer and other	—	—	—	—
Total	$25,217	$1,491	$—	$26,708
December 31, 2021
Commercial real estate:
Owner occupied	$5,300	$—	$—	$5,300
Non-owner occupied	5,631	—	—	5,631
Consumer real estate – mortgage	16,392	—	—	16,392
Construction and land development	1,208	—	—	1,208
Commercial and industrial	—	6,976	206	7,182
Consumer and other	—	—	—	—
Total	$28,531	$6,976	$206	$35,713

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at June 30, 2022 and December 31, 2021. Also presented is the balance of loans on nonaccrual status at June 30, 2022 for which there was no related allowance for credit losses recorded (in thousands):

	June 30, 2022			December 31, 2021
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner occupied	$2,756	$—	$—	$2,694	$—	$—
Non-owner occupied	2,184	1,040	—	1,404	—	—
Consumer real estate – mortgage	8,572	—	1,181	10,264	—	144
Construction and land development	403	—	—	356	—	—
Commercial and industrial	1,545	184	2,160	16,849	13,188	1,091
Consumer and other	—	—	498	2	—	372
Total	$15,460	$1,224	$3,839	$31,569	$13,188	$1,607

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three and six months ended June 30, 2022 and 2021, respectively. Had these loans been on accruing status, an additional $459,000 and $903,000 of interest income would have been recognized for the three and six months ended June 30, 2022 compared to an additional $776,000 and $1.1 million for the three and six months ended June 30, 2021, respectively. Approximately $3.5 million and $15.5 million of nonaccrual loans were performing pursuant to their contractual terms as of June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022 and December 31, 2021, there were $2.3 million and $2.4 million, respectively, of troubled debt restructurings that were performing as of their restructure date and which were accruing interest. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and/or credit officers separate and apart from the normal loan approval process. These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

There were no troubled debt restructurings made during the six months ended June 30, 2022 and 2021. During the six months ended June 30, 2022 and 2021, there were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at June 30, 2022 with the comparative exposures for December 31, 2021 (in thousands):

	June 30, 2022
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2021
Lessors of nonresidential buildings	$4,499,466	$2,062,884	$6,562,350	$5,368,638
Lessors of residential buildings	1,621,735	1,572,489	3,194,224	2,566,352
New housing for-sale builders	677,418	1,109,695	1,787,113	1,534,789

Among other data, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At June 30, 2022 and December 31, 2021, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 87.4% and 79.1%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 250.2% and 234.1% as of June 30, 2022 and December 31, 2021, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. At June 30, 2022, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds.

At June 30, 2022, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $47.0 million to current directors, executive officers, and their related interests, of which $36.9 million had been drawn upon. At December 31, 2021, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $45.2 million to directors, executive officers, and their related interests, of which approximately $14.5 million had been drawn upon. All loans to directors, executive officers, and their related interests were performing in accordance with contractual terms at June 30, 2022 and December 31, 2021.

Loans Held for Sale

At June 30, 2022, Pinnacle Financial had approximately $25.9 million in commercial loans held for sale compared to $17.7 million at December 31, 2021, which primarily included commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers.

At June 30, 2022, Pinnacle Financial had approximately $21.7 million of mortgage loans held-for-sale compared to approximately $30.3 million at December 31, 2021. Total loan volumes sold during the six months ended June 30, 2022 were approximately $510.5 million compared to approximately $941.3 million for the six months ended June 30, 2021. During the three and six months ended June 30, 2022, Pinnacle Financial recognized $2.2 million and $6.2 million, respectively, in gains on the sale of these loans, net of commissions paid, compared to $6.7 million and $20.4 million, respectively, during the three and six months ended June 30, 2021.

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $12.7 million at June 30, 2022 and December 31, 2021, respectively. No change was recorded to the unrecognized tax benefit related to uncertain tax positions in each of the three and six month periods ended June 30, 2022 and 2021.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three and six months ended June 30, 2022, Pinnacle Financial recognized $264,000 in interest and penalties. No interest and penalties were recorded in the income statement for the three and six months ended June 30, 2021.

Pinnacle Financial's effective tax rate for the three and six months ended June 30, 2022 was 19.9% and 19.0%, respectively, compared to 18.9% and 18.6%, respectively, for the three and six months ended June 30, 2021. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at June 30, 2022 and 2021 is primarily due to investments in bank qualified municipal securities, tax benefits of Pinnacle Bank's real estate investment trust subsidiary, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and Pinnacle Financial's captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC premiums and non-deductible executive compensation.

Income tax expense is also impacted by the vesting of equity-based awards and the exercise of employee stock options, which expense or benefit is recorded as a discrete item as a component of total income tax, the amount of which is dependent upon the change in the grant date fair value and the vest date fair value of the underlying award. Accordingly, for the three and six months ended June 30, 2022 and 2021, Pinnacle Financial recognized excess tax benefits of $282,000 and $2.9 million, respectively, compared to benefits of $302,000 and $1.9 million, respectively, for the three and six months ended June 30, 2021.

Note 6. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2022, these commitments amounted to $14.4 billion, of which approximately $1.5 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At June 30, 2022, these commitments amounted to $330.0 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At June 30, 2022 and December 31, 2021, Pinnacle Financial had accrued reserves of $24.0 million and $22.5 million, respectively, for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolutions of these claims outstanding at June 30, 2022 are not expected to have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 7.  Stock Options and Restricted Shares

Pinnacle Financial's Amended and Restated 2018 Omnibus Equity Incentive Plan (the "2018 Plan") permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At June 30, 2022, there were approximately 1.4 million shares available for issuance under the 2018 Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further awards remain available for issuance under the CapitalMark Option Plan. At June 30, 2022, all of the options remaining outstanding under any equity incentive plan of Pinnacle Financial were granted under the CapitalMark Option Plan.

Common Stock Options

A summary of the stock option activity within the equity incentive plans during the six months ended June 30, 2022 and information regarding, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2021	56,147	$24.51	1.19	$3,985	(1)
Granted	—
Exercised	(14,000)
Forfeited	—
Outstanding at June 30, 2022	42,147	$25.00	0.82	$1,994	(2)
Options exercisable at June 30, 2022	42,147	$25.00	0.82	$1,994	(2)
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $95.50 per common share at December 31, 2021 for the 56,147 options that were in-the-money at December 31, 2021.
(2)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $72.31 per common share at June 30, 2022 for the 42,147 options that were in-the-money at June 30, 2022.

Compensation costs related to stock options granted under Pinnacle Financial's equity incentive plans have been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the six months ended June 30, 2022 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2021	613,335	$64.93
Shares awarded	199,545
Restrictions lapsed and shares released to associates/directors	(157,077)
Shares forfeited	(24,224)
Unvested at June 30, 2022	631,579	$77.39

Pinnacle Financial has granted restricted share awards to associates and outside directors with a time-based vesting criteria. Compensation expense associated with time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the six months ended June 30, 2022. The table reflects the life-to-date activity for these awards:

Grant year	Group (1)	Vesting period in years			Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (4)	Shares unvested
Time Based Awards
2022	Associates (2)	3	-	5	190,065	55	51	5,200	184,759
Outside Director Awards (3)
2022	Outside directors			1	9,480	—	—	—	9,480

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
(4)These shares represent forfeitures resulting from recipients whose employment or board membership was terminated during the year-to-date period ended June 30, 2022. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Restricted Stock Unit Awards

A summary of activity for unvested restricted stock units for the six months ended June 30, 2022 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2021	56,368	$71.22
Shares awarded	38,133
Restrictions lapsed and shares released to associates/directors	(18,897)
Shares forfeited	(1,479)
Unvested at June 30, 2022	74,125	$88.21

Pinnacle Financial grants restricted stock units to its Named Executive Officers (NEOs) and leadership team members with time-based vesting criteria. Compensation expense associated with time-based vesting restricted stock unit awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock unit grants that were made, grouped by similar vesting criteria, during the six months ended June 30, 2022. The table reflects the life-to-date activity for these awards:

Grant year	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (1)	Shares unvested
2022	3	38,133	15	—	431	37,687

(1)These shares represent forfeitures resulting from recipients whose employment was terminated during the year-to-date period ended June 30, 2022. Dividend equivalents are held in escrow for award recipients for dividends paid prior to the forfeiture restrictions lapsing. Such dividend equivalents are not released from escrow if an award is forfeited.

Performance Stock Unit Awards
The following table details the performance stock unit awards outstanding at June 30, 2022:

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

During the six months ended June 30, 2022 and 2021, the restrictions associated with 149,893 and 133,041 performance stock unit awards granted in prior years lapsed, based on the terms of the agreement and approval by Pinnacle Financial's Human Resources and Compensation Committee, and were settled into shares of Pinnacle Financial common stock with 53,125 and 46,332 shares being withheld to pay the taxes associated with the settlement of those shares.

Additionally, during the six months ended June 30, 2021, 199,633 performance stock unit awards granted in prior years were forfeited due to the failure to reach performance targets for the year ended December 31, 2020 as defined in the associated performance stock unit award agreements.

Stock compensation expense related to restricted share awards, restricted stock unit awards and performance stock unit awards for the three and six months ended June 30, 2022 was $10.8 million and $20.2 million, respectively, compared to $5.7 million and $11.1 million, respectively, for the three and six months ended June 30, 2021. As of June 30, 2022, the total compensation cost related to unvested restricted share awards, restricted stock unit awards and performance stock unit awards estimated at maximum performance not yet recognized was $92.3 million. This expense, if the underlying units are earned, is expected to be recognized over a weighted-average period of 2.16 years.

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

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customers' transactions as of June 30, 2022 and December 31, 2021 is included in the following table (in thousands):

	June 30, 2022		December 31, 2021
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Assets	$1,625,725	$21,235	$1,540,992	$39,770
Liabilities	1,625,725	(21,465)	1,540,992	(40,241)
Total	$3,251,450	$(230)	$3,081,984	$(471)

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Interest rate swap agreements	Other noninterest income	$(40)	$51	$241	$501

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income (loss), net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. There were no cash flow hedges outstanding as of June 30, 2022 and December 31, 2021.

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three and six months ended June 30, 2022 and 2021 were as follows, net of tax (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Asset derivatives	2022	2021	2022	2021
Interest rate floor - loans	$—	$240	$—	$(15,034)

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive income (loss) would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Gains on cash flow hedges totaling $2.5 million and $5.0 million, net of tax, were reclassified from accumulated other comprehensive income (loss) into net income during the three and six months ended June 30, 2022, respectively, compared to gains totaling $2.7 million and $2.2 million, net of tax, during the three and six months ended June 30, 2021, respectively. Approximately $9.9 million in unrealized gains, net of tax, are expected to be reclassified from accumulated other comprehensive income (loss) into net income over the next twelve months related to previously terminated cash flow hedges.

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

A summary of Pinnacle Financial's fair value hedge relationships as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

					June 30, 2022		December 31, 2021
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate swaps - securities	Other assets	8.53	1.98%	3 month LIBOR/ Federal Funds/ SOFR	$1,094,534	$41,928	$559,820	$15,109
Liability derivatives
Interest rate swaps - securities	Other liabilities	5.81	3.15%	3 month LIBOR/ SOFR	$333,190	$(2,417)	$471,670	$(39,781)
					$1,427,724	$39,511	$1,031,490	$(24,672)

Notional amounts of $471.7 million included in the table above receive a variable rate of interest based on three month LIBOR, notional amounts totaling $392.2 million receive a variable rate of interest based on the daily compounded federal funds rate, and notional amounts totaling $563.8 million receive a variable rate of interest based on the daily compounded secured overnight financing rate.

The effects of Pinnacle Financial's securities fair value hedge relationships on the income statement during the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Interest rate swaps - securities	Interest income on securities	$15,344	$(8,092)	$64,183	$26,674
Securities available-for-sale	Interest income on securities	$(15,344)	$8,092	$(64,183)	$(26,674)

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at June 30, 2022 and December 31, 2021 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Line item on the balance sheet
Securities available-for-sale	$1,476,346	$1,165,773	$(39,511)	$24,672

During the three and six months ended June 30, 2022, amortization expense totaling $544,000 and $1.2 million, respectively, related to previously terminated fair value hedges was recognized as a reduction to interest income on loans compared to $927,000 and $1.9 million, respectively, during the three and six months ended June 30, 2021.

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

Other investments – Included in other investments are investments recorded at fair value primarily in certain nonpublic investments and funds. The valuation of these nonpublic investments requires management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investments. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy if the entities and funds are not widely traded and the underlying investments are in privately-held and/or start-up companies for which market values are not readily available. Certain investments in funds for which the underlying assets of the fund represent publicly traded investments are included in Level 2 of the valuation hierarchy.

Other assets – Included in other assets are certain assets carried at fair value, including interest rate swap agreements to facilitate customer transactions and interest rate locks associated with the mortgage loan pipeline. The carrying amount of interest rate swap agreements is based on Pinnacle Financial's pricing models that utilize observable market inputs. The fair value of the cash flow hedge agreements is determined by calculating the difference between the discounted fixed rate cash flows and the discounted variable rate cash flows. The fair value of the mortgage loan pipeline is based upon the projected sales price of the underlying loans, taking into account market interest rates and other market factors at the measurement date, net of the projected fallout rate.  Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

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

Liabilities

Other liabilities – Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements to facilitate customer transactions, interest rate swaps designated as fair value hedges, and interest rate locks associated with the funding for its mortgage loan originations. The fair value of these liabilities is based on Pinnacle Financial's pricing models that utilize observable market inputs and is reflected within Level 2 of the valuation hierarchy.

The following tables present financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
June 30, 2022
Investment securities available-for-sale:
U.S. Treasury securities	$246,103	$—	$246,103	$—
U.S. Government agency securities	415,515	—	415,515	—
Mortgage-backed securities	1,397,678	—	1,397,678	—
State and municipal securities	1,485,387	—	1,484,731	656
Agency-backed securities	153,410	—	153,410	—
Corporate notes and other	111,245	—	111,245	—
Total investment securities available-for-sale	3,809,338	—	3,808,682	656
Other investments	144,589	—	22,978	121,611
Other assets	97,153	—	97,153	—
Total assets at fair value	$4,051,080	$—	$3,928,813	$122,267

Other liabilities	$56,579	$—	$56,579	$—
Total liabilities at fair value	$56,579	$—	$56,579	$—

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)

December 31, 2021
Investment securities available-for-sale:
U.S. Treasury securities	$193,609	$—	$193,609	$—
U.S. Government agency securities	632,009	—	632,009	—
Mortgage-backed securities	1,920,239	—	1,920,239	—
State and municipal securities	1,823,837	—	1,823,009	828
Agency-backed securities	229,569	—	229,569	—
Corporate notes and other	114,931	—	114,931	—
Total investment securities available-for-sale	4,914,194	—	4,913,366	828
Other investments	125,969	—	24,973	100,996
Other assets	57,441	—	57,441	—
Total assets at fair value	$5,097,604	$—	$4,995,780	$101,824

Other liabilities	$80,106	$—	$80,106	$—
Total liabilities at fair value	$80,106	$—	$80,106	$—

The following table presents assets measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

June 30, 2022	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$8,237	$—	$—	$8,237
Collateral dependent loans (1)	24,270	—	—	24,270
Total	$32,507	$—	$—	$32,507

December 31, 2021
Other real estate owned	$8,537	$—	$—	$8,537
Collateral dependent loans (1)	30,799	—	—	30,799
Total	$39,336	$—	$—	$39,336

(1) The carrying values of collateral dependent loans at June 30, 2022 and December 31, 2021 are net of valuation allowances of $1.5 million and $1.7 million, respectively.

In the case of the available-for-sale investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2022, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2022 and 2021 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three months ended June 30,				For the Six months ended June 30,
	2022		2021		2022		2021
	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments
Fair value, beginning of period	$662	$106,694	$13,513	$62,129	$828	$100,996	$15,497	$47,759
Total realized gains included in income	1	6,669	1,256	6,957	3	8,379	1,298	10,397
Changes in unrealized gains/losses included in other comprehensive income	(7)	—	(1,293)	—	(17)	—	(3,168)	—
Purchases	—	11,352	—	13,124	—	18,763	—	25,556
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(3,104)	(12,636)	(3,455)	(158)	(6,527)	(12,787)	(4,957)
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value, end of period	$656	$121,611	$840	$78,755	$656	$121,611	$840	$78,755
Total realized gains included in income	$1	$6,669	$1,256	$6,957	$3	$8,379	$1,298	$10,397

The following tables present the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at June 30, 2022 and December 31, 2021. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
June 30, 2022
Financial assets:
Securities purchased with agreement to resell	$1,328,876	$1,267,352	$—	$—	$1,267,352
Securities held-to-maturity	2,744,555	2,484,358	—	2,484,358	—
Loans, net	26,060,613	25,535,858	—	—	25,535,858
Consumer loans held-for-sale	67,467	67,477	—	67,477	—
Commercial loans held-for-sale	25,901	25,905	—	25,905	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	32,794,888	31,729,054	—	—	31,729,054
Federal Home Loan Bank advances	1,289,059	1,476,589	—	—	1,476,589
Subordinated debt and other borrowings	423,614	445,745	—	—	445,745

Off-balance sheet instruments:
Commitments to extend credit (2)	14,772,651	25,821	—	—	25,821

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)

December 31, 2021
Financial assets:
Securities purchased with agreement to resell	$1,000,000	$980,543	$—	$—	$980,543
Securities held-to-maturity	1,155,958	1,188,049	—	1,188,049	—
Loans, net	23,151,029	23,223,299	—	—	23,223,299
Consumer loans held-for-sale	45,806	46,288	—	46,288	—
Commercial loans held-for-sale	17,685	17,871	—	17,871	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	31,457,092	30,812,222	—	—	30,812,222
Federal Home Loan Bank advances	888,681	1,006,866	—	—	1,006,866
Subordinated debt and other borrowings	423,172	479,879	—	—	479,879

Off-balance sheet instruments:
Commitments to extend credit (2)	13,063,942	24,351	—	—	24,351
(1)Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.
(2)At the end of each quarter, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments, including both commitments for unfunded loans and standby letters of credit. In making this evaluation, Pinnacle Financial utilizes credit loss expectations on funded loans from our allowance for credit losses methodology and evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at June 30, 2022 and December 31, 2021, Pinnacle Financial included in other liabilities $24.0 million and $22.5 million, respectively, representing expected credit losses on off-balance sheet commitments, which are reflected in the estimated fair values of the related commitments. Also included in the fair values at June 30, 2022 and December 31, 2021 are unamortized fees related to these commitments of $1.9 million.

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

During the six months ended June 30, 2022, Pinnacle Bank paid $49.6 million of dividends to Pinnacle Financial. As of June 30, 2022, Pinnacle Bank could pay approximately $806.0 million of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2013, Pinnacle Financial has paid a quarterly common stock dividend. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 18, 2022 when the board of directors increased the dividend to $0.22 per common share from $0.18 per common share. During the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th fractional interest in a share of Series B noncumulative, perpetual preferred stock (the "Series B Preferred Stock") in a registered public offering to both retail and institutional investors. Beginning in the third quarter of 2020, Pinnacle Financial began paying a quarterly dividend of $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock. The amount and timing of all future dividend payments by Pinnacle Financial, if any, including dividends on Pinnacle Financial's Series B Preferred Stock (and associated depositary shares), is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's receipt of dividends from Pinnacle Bank, earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to Pinnacle Financial and receipt of any regulatory approvals that may become required as a result of each of Pinnacle Financial's or Pinnacle Bank's financial results.

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

Management believes, as of June 30, 2022, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the applicable 2.5% capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2022
Total capital to risk weighted assets:
Pinnacle Financial	$4,289,120	12.9%	$2,669,286	8.0%	$3,336,607	10.0%
Pinnacle Bank	$3,877,155	11.7%	$2,651,969	8.0%	$3,314,961	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$3,622,608	10.9%	$2,001,964	6.0%	$2,669,286	8.0%
Pinnacle Bank	$3,639,643	11.0%	$1,988,976	6.0%	$2,651,969	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$3,405,359	10.2%	$1,501,473	4.5%	NA	NA
Pinnacle Bank	$3,639,521	11.0%	$1,491,732	4.5%	$2,154,724	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$3,622,608	9.8%	$1,485,542	4.0%	NA	NA
Pinnacle Bank	$3,639,643	9.9%	$1,477,760	4.0%	$1,847,200	5.0%

At December 31, 2021
Total capital to risk weighted assets:
Pinnacle Financial	$4,060,598	13.8%	$2,347,963	8.0%	$2,934,953	10.0%
Pinnacle Bank	$3,670,111	12.6%	$2,334,243	8.0%	$2,917,804	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$3,425,751	11.7%	$1,760,972	6.0%	$2,347,963	8.0%
Pinnacle Bank	$3,464,265	11.9%	$1,750,683	6.0%	$2,334,243	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$3,208,503	10.9%	$1,320,729	4.5%	NA	NA
Pinnacle Bank	$3,464,142	11.9%	$1,313,012	4.5%	$1,896,573	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$3,425,751	9.7%	$1,412,747	4.0%	NA	NA
Pinnacle Bank	$3,464,265	9.9%	$1,406,063	4.0%	$1,757,578	5.0%
(*) Average assets for the above calculations were based on the most recent quarter.

Note 11.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities and has entered into certain other subordinated debt agreements. These instruments are outlined below as of June 30, 2022 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at June 30, 2022	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	4.83%	30-day LIBOR + 2.80% (1)
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	3.65%	30-day LIBOR + 1.40% (1)
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	3.90%	30-day LIBOR + 1.65% (1)
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	4.68%	30-day LIBOR + 2.85% (1)
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	4.29%	30-day LIBOR + 3.25% (1)
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	3.89%	30-day LIBOR + 2.85% (1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	3.44%	30-day LIBOR + 2.40% (1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	3.95%	30-day LIBOR + 1.70% (1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	5.30%	30-day LIBOR + 3.10% (1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	3.32%	30-day LIBOR + 1.49% (1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	3.02%	30-day LIBOR + 1.73% (1)
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	3.75%	30-day LIBOR + 1.50% (1)

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)

Debt issuance costs and fair value adjustments			(9,381)
Total subordinated debt and other borrowings			$423,614
(1) Transitions to an alternative benchmark rate plus a comparable spread adjustment in the event that 30-day LIBOR is no longer published on a future adjustment date.
(2) Migrates to three month LIBOR + 2.775% (or an alternative benchmark rate plus comparable spread in the event that three month LIBOR is no longer published on such adjustment date) beginning September 15, 2024 through the end of the term.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at June 30, 2022 and December 31, 2021 and our results of operations for the three and six months ended June 30, 2022 and 2021. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 (Form 10-K) and the other reports we have filed with the Securities and Exchange Commission since we filed that Form 10-K.

Overview

General. Our diluted net income per common share for the three and six months ended June 30, 2022 was $1.86 and $3.51, respectively, compared to $1.69 and $3.30, respectively, for the same periods in 2021. At June 30, 2022, loans increased to $26.3 billion, as compared to $23.4 billion at December 31, 2021, and total deposits increased to $32.6 billion at June 30, 2022 from $31.3 billion at December 31, 2021.

Impact of COVID-19 Pandemic. Information regarding the impact of the COVID-19 pandemic on our financial condition and results of operations as of and for the three and six months ended June 30, 2022 and comparable prior year periods is noted throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Results of Operations.  Our net interest income increased to $264.6 million and $504.0 million, respectively, for the three and six months ended June 30, 2022 compared to $233.2 million and $456.1 million, respectively, for the same periods in the prior year, representing increases of $31.3 million and $48.0 million, respectively. For the three and six months ended June 30, 2022 when compared to the comparable periods in 2021, this increase was largely the result of organic loan growth and lower cost of funds. Partially offsetting the increase was a decrease in the interest and fees related to PPP loans and discount accretion associated with fair value adjustments as well as yield compression in our earning asset portfolio during the year-to-date period. The net interest margin (the ratio of net interest income to average earning assets) for the three and six months ended June 30, 2022 was 3.17% and 3.03%, respectively, compared to 3.08% and 3.05%, respectively, for the same periods in 2021 and reflects the rising short-term interest rate environment, including the initial impact of exceeding a significant portion of our loan floors in the second quarter of 2022, and the deployment of excess funds in higher yielding loans offset in part by the diminishing impact of loans made and fees recognized pursuant to the PPP, declining levels of positive impact from purchase accounting as well as the competitive rate environments for loans and deposits in our markets.

Our provision for credit losses was $12.9 million and $15.6 million for the three and six months ended June 30, 2022 compared to $2.8 million and $10.1 million for the same periods in 2021. The increase in provision expense as compared to the same periods in 2021 is primarily due to growth in the loan portfolio and the developing uncertain economic environment. Also contributing to the provision expense for the three and six months ended June 30, 2022 were net charge-offs totaling $877,000 and $3.8 million, respectively, compared to $10.0 million and $21.4 million for the same periods in 2021.
Noninterest income increased by $27.3 million, or 27.8%, and $38.1 million, or 19.9%, respectively, during the three and six months ended June 30, 2022 compared to the same periods in 2021. The growth was in part attributable to an increase in wealth management revenues which were $21.8 million and $42.5 million, respectively, for the three and six months ended June 30, 2022 compared to $16.5 million and $32.6 million, respectively, in the same periods in the prior year as well as an increase in income from our equity method investment in BHG of $17.4 million, or 54.2%, and $22.1 million, or 36.2%, respectively, during the three and six months ended June 30, 2022 compared to the same periods in the prior year. Additionally, service charges on deposit accounts increased $2.7 million and $5.4 million, respectively, during the three and six months ended June 30, 2022 due to fluctuations in transaction volumes in these accounts. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investments. Income related to these investments decreased $287,000 and $2.0 million, respectively, during the three and six months ended June 30, 2022 when compared to the same periods in the prior year as we experienced greater increases in certain of our venture fund investment valuations, due to changes in the valuations in their underlying portfolios, during the three and six months ended June 30, 2021 than was the case in the three and six months ended June 30, 2022. Other noninterest income, which includes fee revenue lines of business other than those noted above, also increased during the three and six months ended June 30, 2022 by $6.7 million and $15.2 million, respectively, when compared to the same periods in the prior year. The year-to-date increase is largely the result of a $5.5 million gain on the remeasurement of our previously held equity investment in JB&B Capital, LLC (JB&B), resulting from our bank subsidiary's acquisition of the 80% equity interests of JB&B it did not previously own. The increases we experienced in certain noninterest income items were offset by a significant decline in gains on mortgage loans sold, net, which decreased by $4.6 million and $14.2 million, respectively, for the three and six months ended June 30, 2022 as compared to the same periods in the prior year as increases in the rate environment and declines in housing inventory in our markets negatively impacted originations.

Noninterest expense increased by $29.9 million, or 18.0%, and $57.9 million, or 18.0%, respectively, during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. Impacting noninterest expense for the three and six months ended June 30, 2022 as compared to the same prior year periods were increases of $15.8 million and $34.9 million, respectively, in salaries and employee benefits. The change in salaries and employee benefits was primarily the result of an increase in our associate base to 3,074 full-time equivalent associates at June 30, 2022 versus 2,706 at June 30, 2021 as well as annual merit increases effective in January 2022. Increased equity compensation expenses also contributed to the year-over-year increase. Noninterest expense categories, other than salaries and employee benefits, were $69.4 million and $130.2 million, respectively, during the three and six months ended June 30, 2022, compared to $55.3 million and $107.3 million, respectively, during three and six months ended June 30, 2021.
Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 50.3% and 51.7%, respectively, for the three and six months ended June 30, 2022 compared to 50.1% and 49.6%, respectively, for the three and six months ended June 30, 2021. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.
During the three and six months ended June 30, 2022, we recorded income tax expense of $36.0 million and $64.5 million, respectively, compared to $30.7 million and $58.9 million, respectively, for the three and six months ended June 30, 2021. Our effective tax rate for the three and six months ended June 30, 2022 was 19.9% and 19.0%, respectively, compared to 18.9% and 18.6%, respectively, for the three and six months ended June 30, 2021. Our tax rate in each period was impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in the recognition of tax benefits of $282,000 and $2.9 million, respectively, for the three and six months ended June 30, 2022 compared to benefits of $302,000 and $1.9 million, respectively, for the three and six months ended June 30, 2021.
Financial Condition. Loans increased $2.9 billion, or 12.5%, during the six months ended June 30, 2022, when compared to December 31, 2021. The increase is primarily the result of loans made to borrowers that principally operate or are located in our core markets, including the markets in which we recently expanded, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company offset in part by the $320.0 million decrease in the amount of PPP loans in our portfolio during the six months ended June 30, 2022 as these loans are paid down or forgiven by the SBA. Loan growth was also positively impacted during the six months ended June 30, 2022 by the addition of certain specialty lending groups, including franchise lending and equipment lease financing. Total deposits were $32.6 billion at June 30, 2022, compared to $31.3 billion at December 31, 2021, an increase of $1.3 billion, or 4.1%. Deposit growth slowed during the quarter ended June 30, 2022, increasing approximately $299.5 million from March 31, 2022, as a result of seasonal outflows including those associated with our clients tax obligations.
At June 30, 2022, our allowance for credit losses was $272.5 million compared to $263.2 million at December 31, 2021. The increase in the allowance for credit losses is largely the result of growth in the loan portfolio.
Capital and Liquidity. At June 30, 2022 and December 31, 2021, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At June 30, 2022, we had approximately $163.5 million of cash at the parent company that could be used to support our bank.

On January 19, 2021, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program remained in effect through March 31, 2022. On January 18, 2022, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the share repurchase program that expired on March 31, 2022. The new authorization is to remain in effect through March 31, 2023. We did not repurchase any shares under either share repurchase program during the six months ended June 30, 2022 or 2021, respectively.
Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Estimates as described in our Form 10-K.

Selected Financial Information

The following is a summary of certain financial information for the three and six month periods ended June 30, 2022 and 2021 and as of June 30, 2022 and December 31, 2021 (dollars in thousands, except per share data):

	Three Months Ended June 30,		2022 - 2021 Percent	Six Months Ended June 30,		2022 - 2021 Percent
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Income Statement:
Interest income	$292,376	$259,236	12.8%	$550,993	$511,153	7.8%
Interest expense	27,802	26,011	6.9%	46,944	55,058	(14.7)%
Net interest income	264,574	233,225	13.4%	504,049	456,095	10.5%
Provision for credit losses	12,907	2,834	>100%	15,627	10,069	55.2%
Net interest income after provision for credit losses	251,667	230,391	9.2%	488,422	446,026	9.5%
Noninterest income	125,502	98,207	27.8%	228,998	190,916	19.9%
Noninterest expense	196,038	166,140	18.0%	378,699	320,836	18.0%
Net income before income taxes	181,131	162,458	11.5%	338,721	316,106	7.2%
Income tax expense	36,004	30,668	17.4%	64,484	58,888	9.5%
Net income	145,127	131,790	10.1%	274,237	257,218	6.6%
Preferred stock dividends	(3,798)	(3,798)	—%	(7,596)	(7,596)	—%
Net income available to common shareholders	$141,329	$127,992	10.4%	$266,641	$249,622	6.8%

Per Share Data:
Basic net income per common share	$1.87	$1.70	10.0%	$3.52	$3.31	6.3%
Diluted net income per common share	$1.86	$1.69	10.1%	$3.51	$3.30	6.4%

Performance Ratios:
Return on average assets (1)	1.46%	1.46%	—%	1.39%	1.44%	(3.5)%
Return on average shareholders' equity (2)	10.66%	10.19%	4.6%	10.10%	10.07%	0.3%
Return on average common shareholders' equity (3)	11.12%	10.65%	4.4%	10.53%	10.53%	—%

	June 30, 2022	December 31, 2021
Balance Sheet:
Loans, net of allowance for credit losses	$26,060,613	$23,151,029	12.6%
Deposits	$32,595,303	$31,304,533	4.1%
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

Results of Operations

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $264.6 million and $504.0 million, respectively, for the three and six months ended June 30, 2022 compared to $233.2 million and $456.1 million, respectively, for the same periods in the prior year, representing increases of $31.3 million and $48.0 million, respectively. For the three and six months ended June 30, 2022 when compared to the comparable periods in 2021, this increase was largely the result of organic loan growth and lower cost of funds when comparing the comparable periods. Partially offsetting the increase was a decrease in the interest and fees related to PPP loans and discount accretion associated with fair value adjustments as well as yield compression in our earning asset portfolio during the year-to-date period.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets
Loans (1) (2)	$25,397,389	$252,182	4.07%	$23,179,803	$232,788	4.11%
Securities
Taxable	3,420,950	12,725	1.49%	2,581,063	8,359	1.30%
Tax-exempt (2)	3,025,824	19,898	3.19%	2,455,723	16,546	3.25%
Interest-bearing due from banks	1,332,463	2,611	0.79%	2,484,192	556	0.09%
Securities purchased under agreements to resell	1,326,790	3,844	1.16%	484,066	410	0.34%
Federal funds sold	—	—	—%	17,405	—	—%
Other	178,426	1,116	2.51%	157,415	577	1.47%
Total interest-earning assets	34,681,842	$292,376	3.49%	31,359,667	$259,236	3.42%
Nonearning assets
Intangible assets	1,882,546			1,859,170
Other nonearning assets	2,216,398			1,834,935
Total assets	$38,780,786			$35,053,772

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$6,520,804	6,134	0.38%	$5,453,520	2,407	0.18%
Savings and money market	12,084,911	9,071	0.30%	11,288,119	5,658	0.20%
Time	2,074,946	2,976	0.58%	2,771,555	5,796	0.84%
Total interest-bearing deposits	20,680,661	18,181	0.35%	19,513,194	13,861	0.28%
Securities sold under agreements to repurchase	216,846	82	0.15%	173,268	56	0.13%
Federal Home Loan Bank advances	1,095,531	5,231	1.92%	888,184	4,501	2.03%
Subordinated debt and other borrowings	427,191	4,308	4.04%	674,162	7,593	4.52%
Total interest-bearing liabilities	22,420,229	27,802	0.50%	21,248,808	26,011	0.49%
Noninterest-bearing deposits	10,803,439	—	0.00%	8,500,465	—	0.00%
Total deposits and interest-bearing liabilities	33,223,668	$27,802	0.34%	29,749,273	$26,011	0.35%
Other liabilities	240,899			264,891
Total liabilities	33,464,567			30,014,164
Shareholders' equity	5,316,219			5,039,608
Total liabilities and shareholders' equity	$38,780,786			$35,053,772
Net interest income		$264,574			$233,225
Net interest spread (3)			2.99%			2.93%
Net interest margin (4)			3.17%			3.08%
(1) Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $9.6 million of taxable equivalent income for the three months ended June 30, 2022 compared to $7.9 million for the three months ended June 30, 2021. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the three months ended June 30, 2022 would have been 3.16% compared to a net interest spread of 3.07% for the three months ended June 30, 2021.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets
Loans (1) (2)	$24,627,240	$479,229	4.01%	$23,014,861	$460,160	4.11%
Securities
Taxable	3,381,538	23,773	1.42%	2,427,050	16,087	1.34%
Tax-exempt (2)	2,914,519	37,344	3.12%	2,425,501	32,044	3.20%
Interest-bearing due from banks	2,334,566	3,914	0.34%	2,824,360	1,268	0.09%
Securities purchased under agreements to resell	1,304,392	5,058	0.78%	245,857	410	0.34%
Federal funds sold	—	—	—%	20,092	—	—%
Other	174,434	1,675	1.94%	158,741	1,184	1.50%
Total interest-earning assets	34,736,689	$550,993	3.30%	31,116,462	$511,153	3.41%
Nonearning assets
Intangible assets	1,873,190			1,860,272
Other nonearning assets	2,099,522			1,880,809
Total assets	$38,709,401			$34,857,543

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$6,456,418	8,733	0.27%	$5,459,919	5,007	0.18%
Savings and money market	12,334,678	14,195	0.23%	11,304,640	12,371	0.22%
Time	2,078,477	5,503	0.53%	2,990,753	13,951	0.94%
Total interest-bearing deposits	20,869,573	28,431	0.27%	19,755,312	31,329	0.32%
Securities sold under agreements to repurchase	198,459	138	0.14%	158,509	128	0.16%
Federal Home Loan Bank advances	992,710	9,705	1.97%	911,295	8,995	1.99%
Subordinated debt and other borrowings	434,433	8,670	4.02%	673,913	14,606	4.37%
Total interest-bearing liabilities	22,495,175	46,944	0.42%	21,499,029	55,058	0.52%
Noninterest-bearing deposits	10,641,819	—	0.00%	8,062,995	—	0.00%
Total deposits and interest-bearing liabilities	33,136,994	$46,944	0.29%	29,562,024	$55,058	0.38%
Other liabilities	248,637			298,649
Total liabilities	33,385,631			29,860,673
Shareholders' equity	5,323,770			4,996,870
Total liabilities and shareholders' equity	$38,709,401			$34,857,543
Net interest income		$504,049			$456,095
Net interest spread (3)			2.88%			2.89%
Net interest margin (4)			3.03%			3.05%
(1) Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $18.1 million of taxable equivalent income for the six months ended June 30, 2022 compared to $15.2 million for the six months ended June 30, 2021. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the six months ended June 30, 2022 would have been 3.02% compared to a net interest spread of 3.04% for the six months ended June 30, 2021.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three and six months ended June 30, 2022, our net interest margin was 3.17% and 3.03%, respectively, compared to 3.08% and 3.05%, respectively, for the same periods in 2021. Our net interest margin for the three and six months ended June 30, 2022 reflects the rising short-term rate environment, including the initial impacts of exceeding a significant portion of our loan floors in the second quarter of 2022, and the deployment of excess funds in higher yielding loans offset in part by the diminishing impact of loans made and fees recognized pursuant to the PPP and declining levels of positive impact from purchase accounting as well as the competitive rate environments for loans and deposits in our markets. More specifically, our net interest margin was impacted by yield compression in our earning asset portfolio due to a historically low macroeconomic interest rate environment that we have recently begun to exit. During the three and six months ended June 30, 2022, our earning asset yield increased by 7 basis points and decreased by 11 basis points, respectively, from the same periods in the prior year. Conversely, our net interest margin was positively impacted as our total funding rates, led by declines in time deposits and rates on our subordinated debt, decreased by 1 basis point and 9 basis points, respectively, during the three and six months ended June 30, 2022 compared to the same periods in the prior year. In July 2022, the Federal Reserve again raised short-term interest rates by 75 basis points and our current expectation is another 100 basis point increase during the remainder of 2022. Given that a significant portion of the loan floors on our adjustable rate loans were exceeded in the second quarter of 2022, these subsequent rate increases should contribute to expansion in our net interest margin in the second half of 2022 when compared to comparable periods in 2021.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Pricing remains competitive in our markets. We believe this challenging competitive environment will continue throughout the second half of 2022. The additional on-balance sheet liquidity that has accumulated primarily due to government stimulus efforts in response to the COVID-19 pandemic has and will continue to negatively impact our net interest margin until on-balance sheet liquidity returns to more normalized levels, though that impact was less during the three and six months ended June 30, 2022 as a result of our organic loan growth in those periods as compared to the same periods in 2021 and is expected to continue to lessen during the second half of 2022 and into 2023. Our 'most likely' forecast has short-term interest rates moving higher during the second half of 2022 and 2023.

Provision for Credit Losses. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. Our provision for credit losses was $12.9 million and $15.6 million, respectively, for the three and six months ended June 30, 2022 compared to $2.8 million and $10.1 million, respectively, for the same periods in 2021. The provision for credit losses is impacted by growth in our loan portfolio, recent historical and projected future economic conditions, our internal assessment of the credit quality of the loan portfolio and net charge-offs. The increase in provision expense as compared to the same periods in 2021 is primarily due to growth in the loan portfolio and the developing uncertain economic environment. Also contributing to the provision expense for the three and six months ended June 30, 2022 were net charge-offs totaling $877,000 and $3.8 million, respectively, compared to $10.0 million and $21.4 million, respectively, for the same periods in 2021.

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

The following is a summary of our noninterest income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		2022 - 2021	Six Months Ended June 30,		2022 - 2021
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$11,616	$8,906	30.4%	$22,646	$17,213	31.6%
Investment services	13,205	8,997	46.8%	23,896	17,188	39.0%
Insurance sales commissions	2,554	2,406	6.2%	6,590	5,631	17.0%
Gains on mortgage loans sold, net	2,150	6,700	(67.9)%	6,216	20,366	(69.5)%
Investment gains (losses) on sales of securities, net	—	366	NM	(61)	366	>(100)%
Trust fees	6,065	5,062	19.8%	12,038	9,749	23.5%
Income from equity method investment	49,465	32,071	54.2%	83,120	61,021	36.2%
Other noninterest income:
Interchange and other consumer fees	19,216	14,136	35.9%	33,846	26,728	26.6%
Bank-owned life insurance	5,124	4,743	8.0%	9,760	9,469	3.1%
Loan swap fees	1,668	985	69.3%	3,442	1,888	82.3%
SBA loan sales	1,562	3,834	(59.3)%	4,658	5,689	(18.1)%
Income from other equity investments	6,669	6,956	(4.1)%	8,379	10,396	(19.4)%
Other noninterest income	6,208	3,045	>100%	14,468	5,212	>100%
Total other noninterest income	40,447	33,699	20.0%	74,553	59,382	25.5%
Total noninterest income	$125,502	$98,207	27.8%	$228,998	$190,916	19.9%

The increase in service charges on deposit accounts in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 relates to an increase in analysis fees and increased transaction volumes in commercial checking accounts which we believe is the result of the increased economic activity in our markets. We expect future service charge revenues to be negatively impacted by the previously announced changes to our insufficient funds programs.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. For the three and six months ended June 30, 2022, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, and fees from our wealth advisory group, PNFP Capital Markets, Inc., increased by $4.2 million and $6.7 million, respectively, when compared to the three and six months ended June 30, 2021. At June 30, 2022 and 2021, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $6.8 billion and $6.3 billion, respectively, in brokerage assets. The increases in these fees for the three and six months ended June 30, 2022 when compared to the three and six months ended June 30, 2021 were favorably impacted by an increase in investment and transaction advisory fees from PNFP Capital Markets, Inc. which increased $2.3 million during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. Revenues from the sale of insurance products by our insurance subsidiaries for the three and six months ended June 30, 2022 increased by $148,000 and $959,000, respectively, compared to the same periods in the prior year. Included in insurance revenues for the six months ended June 30, 2022 was $1.4 million of contingent income that was based on 2021 sales production and claims experience compared to $927,000 recorded in the same period in the prior year. Additionally, at June 30, 2022, our trust department was receiving fees on approximately $4.2 billion of managed assets compared to $3.6 billion at June 30, 2021, reflecting organic growth and changes in market valuations. We believe the improvement in the results of our wealth management businesses during the three and six months ended June 30, 2022 when compared to the comparable periods in 2021 is primarily attributable to an increased number of wealth management advisors and corresponding client acquisition.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $2.2 million and $6.2 million, respectively, for the three and six months ended June 30, 2022 compared to $6.7 million and $20.4 million, resepctively, for the same periods in the prior year. This decrease is the direct result of the increases in the rate environment and the decrease in housing inventory in the markets where we operate negatively impacting originations. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program whereby the hedge protects against changes in the fair value of the pipeline. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. The change in the fair value of the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At June 30, 2022, the mortgage pipeline included $93.4 million in loans expected to close in 2022 compared to $180.8 million in loans at June 30, 2021 expected to close in 2021.

Investment gains and losses on sales, net, represent the net gains and losses on sales of investment securities in our available-for-sale securities portfolio during the periods noted. During the six months ended June 30, 2022, $2.9 million of securities were sold for a net loss of $61,000 as compared to the six months ended June 30, 2021, when we sold $2.2 million of securities for a net gain of $366,000.

Income from equity-method investment. Income from equity-method investment is comprised solely of income from our 49% equity-method investment in BHG. BHG is engaged in the origination of commercial and consumer loans largely to healthcare providers and other skilled professionals throughout the United States. The loans originated by BHG are either financed by secured borrowings or sold to independent financial institutions and investors.

Income from this equity-method investment was $49.5 million and $83.1 million, respectively, for the three and six months ended June 30, 2022 compared to $32.1 million and $61.0 million, respectively, for the same periods last year. Historically, BHG has sold the majority of the loans it originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. In recent years, BHG began an effort to retain more loans on its balance sheet. BHG’s decision to sell loans through its auction platform or retain loans on its balance sheet will be impacted by a variety of factors, including interest rates. In a rising rate environment, it may choose to sell more loans through its auction platform if the cost of financing loans on its balance sheet is not as attractive as a sale through its auction platform. Since 2020, BHG has completed five securitizations totaling $1.7 billion, with the latest securitization of $300 million having been completed in the second quarter of 2022. We anticipate that in the second half of 2022, BHG will retain a larger percentage of the loans it originates on its balance sheet than it did in the first half of 2022.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets of $128,000 and $256,000, respectively, for the three and six months ended June 30, 2022 compared to $188,000 and $376,000, respectively, for the three and six months ended June 30, 2021. At June 30, 2022, there were $6.6 million of these intangible assets that are expected to be amortized in lesser amounts over the next 13 years. Also included in income from equity-method investment is accretion income associated with the fair valuation of certain of BHG's liabilities of $188,000 and $431,000, respectively, for the three and six months ended June 30, 2022, compared to $395,000 and $846,000, respectively, for the three and six months ended June 30, 2021. At June 30, 2022, there were $700,000 of these liabilities that are expected to accrete into income in lesser amounts over the next four years.

During the three and six months ended June 30, 2022, Pinnacle Financial and Pinnacle Bank received dividends of $28.5 million and $40.8 million, respectively, from BHG in the aggregate compared to $39.4 million and $49.4 million, respectively, during the three and six months ended June 30, 2021. Dividends from BHG during such periods reduced the carrying amount of our investment in BHG, while earnings from BHG during such periods increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. During the three and six months ended June 30, 2022, Pinnacle Bank purchased $76.0 million of loans from BHG. Pinnacle Bank purchased $50.3 million and $124.9 million, respectively, of loans from BHG during the three and six months ended June 30, 2021. These loans were purchased at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.50% and 5.50% per annum. At June 30, 2022 and December 31, 2021, there were $351.4 million and $319.1 million, respectively, of BHG joint venture program loans held by Pinnacle Bank.

For the three and six months ended June 30, 2022, BHG reported $297.9 million and $536.6 million, respectively, in revenues, net of substitution losses of $18.8 million and $38.1 million, respectively, compared to revenues of $179.0 million and $336.6 million, respectively, for the three and six months ended June 30, 2021, net of substitution losses of $25.0 million and $53.5 million, respectively. Earnings from BHG are likely to fluctuate from period-to-period. Approximately $190.0 million and $338.0 million, respectively, of BHG's revenues for the three and six months ended June 30, 2022 related to gains on the sale of commercial and consumer loans compared to $127.5 million and $243.5 million, respectively, for the three and six months ended June 30, 2021. These loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan, although the purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. At June 30, 2022 and 2021, there were $4.7 billion and $4.0 billion, respectively, of these loans previously sold by BHG that were being actively serviced by BHG's network of bank purchasers. BHG, at its sole option, may also provide purchasers of these loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. As a result, BHG maintained a liability as of June 30, 2022 and 2021 of $234.9 million and $267.1 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution due to payment default or loan prepayment. This liability represents 5.0% and 6.7%, respectively, of core product loans previously sold by BHG that remain outstanding as of June 30, 2022 and 2021, respectively. The decrease in this liability in the six months ended June 30, 2022 compared to the period ended June 30, 2021 was principally the result of a partial release of the reserve BHG recorded in 2020 related to the economic disruption associated with the COVID-19 pandemic which adversely impacted physician and dental practices in a material manner in 2020 and into 2021. We anticipate that the gain on sale premium earned by BHG on the sale of commercial and consumer loans, including in connection with substitutions, will be negatively impacted by the rising rate environment.

In addition to these loans that BHG sells into its auction market, at June 30, 2022, BHG reported loans that remained on BHG's balance sheet totaling $2.9 billion compared to $1.6 billion as of June 30, 2021. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At June 30, 2022 and 2021, BHG had $2.1 billion and $1.1 billion, respectively, of secured borrowings associated with loans held for investment. At June 30, 2022 and 2021, BHG reported allowance for loan losses totaling $75.8 million and $33.7 million, respectively, with respect to the loans on its balance sheet. BHG records its allowance for loan losses under the incurred loss method, but will be required to adopt CECL effective October 1, 2023. Interest income and fees amounted to $98.1 million and $181.3 million, respectively, for the three and six months ended June 30, 2022 compared to $44.0 million and $78.6 million, respectively, for the three and six months ended June 30, 2021.

Included in our other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased 35.9% and 26.6%, respectively, during the three and six months ended June 30, 2022 as compared to the same periods in 2021 due to increased commercial credit card volumes period-over-period as compared to 2021. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $5.1 million and $9.8 million, respectively, for the three and six months ended June 30, 2022 compared to $4.7 million and $9.5 million, respectively, in the same periods in the prior year. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. During the first six months of 2022, we purchased an additional $75 million of bank owned life insurance. SBA loan sales are included in other noninterest income and decreased by $2.3 million and $1.0 million, respectively, during the three and six months ended June 30, 2022 when compared to the same periods in the prior year. The decrease is primarily due to the changing market conditions in the second quarter of 2022 as SBA loan sales generally fluctuate based on general market conditions. Additionally, the carrying values of other equity investments we have made are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investments. Income related to these investments decreased $287,000 and $2.0 million, respectively, during the three and six months ended June 30, 2022 when compared to the same periods in the prior year as we experienced greater increases in certain of our venture fund investment valuations, due to changes in the valuations in their underlying portfolios, during the three and six months ended June 30, 2021 than was the case in the three and six months ended June 30, 2022. Loan swap fees increased by $683,000 and $1.6 million, respectively, during the three and six months ended June 30, 2022 as compared to the same periods in 2021 due primarily to a change in the volume of activity resulting from the current interest rate environment. The other components of other noninterest income increased $3.2 million and $9.3 million, respectively, during the three and six months ended June 30, 2022 compared to the same periods in the prior year. The increase during the six months ended June 30, 2022 is largely the result of a $5.5 million gain on remeasurement of our previously held investment in JB&B resulting from our bank subsidiary's purchase of the remaining outstanding equity interests of JB&B it did not previously own on March 1, 2022.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses. The following is a summary of our noninterest expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		2022-2021	Six Months Ended June 30,		2022-2021
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$70,405	$58,622	20.1%	$139,547	$116,211	20.1%
Commissions	6,353	5,452	16.5%	12,575	10,176	23.6%
Cash and equity incentives	31,808	31,293	1.6%	57,702	54,934	5.0%
Employee benefits and other	18,045	15,457	16.7%	38,639	32,231	19.9%
Total salaries and employee benefits	126,611	110,824	14.2%	248,463	213,552	16.3%
Equipment and occupancy	26,921	23,321	15.4%	52,457	46,541	12.7%
Other real estate (income) expense, net	86	(657)	>100%	191	(670)	>100%
Marketing and other business development	4,759	2,652	79.4%	8,536	5,001	70.7%
Postage and supplies	2,320	2,115	9.7%	4,691	3,921	19.6%
Amortization of intangibles	2,051	2,167	(5.4%)	3,922	4,373	(10.3%)
Other noninterest expense:
Deposit related expense	7,311	7,041	3.8%	14,373	13,845	3.8%
Lending related expense	14,744	9,634	53.0%	25,839	17,416	48.4%
Wealth management related expense	630	509	23.8%	1,253	945	32.6%
Other noninterest expense	10,605	8,534	24.3%	18,974	15,912	19.2%
Total other noninterest expense	33,290	25,718	29.4%	60,439	48,118	25.6%
Total noninterest expense	$196,038	$166,140	18.0%	$378,699	$320,836	18.0%

Total salaries and employee benefits expenses increased $15.8 million and $34.9 million, respectively, for the three and six months ended June 30, 2022 compared to the same periods in 2021. The change in salaries and employee benefits was largely the result of an increase in our associate base in 2022 versus 2021 as well as annual merit increases effective in January 2022. Our associate base increased to 3,074 full-time equivalent associates at June 30, 2022 from 2,706 at June 30, 2021. We expect salary and benefit expenses in 2022 to increase when compared to 2021 as we continue our focus on hiring experienced bankers in all of our markets.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our bank's non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our bank's associates participate in our equity compensation plans. Under the 2022 annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of quarterly pre-tax, pre-provision net revenue (PPNR) and annual earnings per common share (subject to certain adjustments). To the extent that the soundness threshold is met and PPNR and earnings per common share are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. For 2022, maximum payouts under the plan could reach 125% of target compared to 160% of target for 2021. Through both the second quarter of 2022 and 2021, we accrued incentive costs for the cash incentive plan at maximum payout of our targeted awards of 125% and 160%, respectively.

Also included in employee benefits and other expense for the three and six months ended June 30, 2022 were approximately $10.8 million and $20.2 million, respectively, of compensation expenses related to equity-based awards for restricted shares, restricted stock units and performance stock unit awards, compared to $5.7 million and $11.1 million, respectively, for the three and six months ended June 30, 2021. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization. Our compensation expense associated with equity awards with time-based vesting criteria is likely to continue to increase during the remainder of 2022 when compared to 2021 as a result of the increased number of associates and our intention to hire additional experienced financial advisors. Compensation expense associated with our performance-based vesting awards will continue to be impacted by our performance in 2022 and will likely be higher than the comparable prior year period during the remainder of 2022 as the amount of performance-based vesting awards granted in 2022 was greater than those granted in the prior year. Through the three and six months ended June 30, 2022, we have accrued for that portion of our performance awards with performance tied to 2022 at above-target payout.

Employee benefits and other expenses were $18.0 million and $38.6 million, respectively, for the three and six months ended June 30, 2022 compared to $15.5 million and $32.2 million, respectively, for the three and six months ended June 30, 2021 and include costs associated with our 401k plan, health insurance and payroll taxes. These costs fluctuate based on changes in our associate base and the level of participation in these programs by our associates. Costs associated with our health insurance and 401k plan programs increased $737,000 and $3.0 million, respectively, in the aggregate during the three and six months ended June 30, 2022 when compared to the same periods in 2021.

Equipment and occupancy expenses for the three and six months ended June 30, 2022 were $26.9 million and $52.5 million, respectively, compared to $23.3 million and $46.5 million, respectively, for the three and six months ended June 30, 2021. The increases are in part the result of the three new office locations that we opened after June 30, 2021, one in Georgia, one in Alabama and the other in our Middle Tennessee market. We expect to incur additional costs in future periods as we continue to enhance and expand our current locations, including in our new markets, and further develop our technology infrastructure. Additionally, during 2021, we announced our intention to move our corporate headquarters to an office tower under construction in Nashville, where we will be a founding partner and sponsor of the project. This move is currently planned for 2025 and will impact equipment and occupancy costs as we plan for this move.

Other real estate income and expenses, net, for the three and six months ended June 30, 2022 was expense of $86,000 and $191,000, respectively, as compared to benefits of $657,000 and $670,000, respectively, for the same periods in the prior year.

Marketing and business development expense for the three and six months ended June 30, 2022 was $4.8 million and $8.5 million, respectively, compared to $2.7 million and $5.0 million, respectively, for the three and six months ended June 30, 2021. The primary source of the increase for the three and six months ended June 30, 2022 as compared to the same periods in 2021 is the result of increased associate engagement as we brought back in-person orientation and associate meetings in the first quarter of 2022 and increased client engagement as COVID restrictions lapsed. We expect these costs to rise modestly and return to more normalized levels in 2022 taking into account anticipated increases associated with the associates we have hired since December 31, 2020.

Intangible amortization expense was $2.1 million and $3.9 million, respectively, for the three and six months ended June 30, 2022 compared to $2.2 million and $4.4 million, respectively, for the same periods in 2021. The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives at June 30, 2022:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
Avenue	2016	$8.8	9	$1.0
BNC	2017	48.1	10	18.5

Book of Business Intangible:
Miller Loughry Beach Insurance	2008	$1.3	20	$0.1
CapitalMark	2015	0.3	16	0.1

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
BNC Insurance	2017	0.4	20	0.2
BNC Trust	2017	1.9	10	0.9
Advocate Capital	2019	13.6	13	7.1
JB&B Capital	2022	6.7	10	6.4
These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Annual amortization expense of these intangibles is estimated to decrease from $7.4 million to $4.6 million per year over the next five years with lesser amounts for the remaining amortization period.

Other noninterest expenses, which consists primarily of deposit, lending, wealth management and administrative expenses increased by $7.6 million and $12.3 million, respectively, for the three and six months ended June 30, 2022 when compared to the three and six months ended June 30, 2021. Lending related expense increased by $5.1 million and $8.4 million, respectively, for the three and six months ended June 30, 2022 when compared to the same periods in the prior year. This increase is primarily the result of increased expense associated with our consumer and commercial credit card programs for which transaction volumes also increased in the respective period. Deposit related expense increased by $270,000 and $528,000, respectively, during the three and six months ended June 30, 2022 when compared to the same periods in 2021. Wealth management related expenses increased $121,000, or 23.8%, and $308,000, or 32.6%, respectively, during the three and six months ended June 30, 2022 when compared to the same periods in 2021 due primarily to an increased number of accounts being serviced by these areas. Other noninterest expenses increased $2.1 million and $3.1 million, respectively, during the three and six months ended June 30, 2022 as compared to the same periods in 2021 due in part to increases in consultant fees, contributions and other miscellaneous expense items.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 50.3% and 51.7%, respectively, for the three and six months ended June 30, 2022 compared to 50.1% and 49.6%, respectively, for the three and six months ended June 30, 2021. The efficiency ratio for the three and six months ended June 30, 2022 compared to the same periods in 2021 was negatively impacted in part by increased noninterest expense during the periods as a result of increased salaries and employee benefits, a decrease in the amount of gains on mortgage loans sold, which decrease was offset, in part, by increased income from our equity method investment in BHG.

Income Taxes. During the three and six months ended June 30, 2022, we recorded income tax expense of $36.0 million and $64.5 million, respectively, compared to $30.7 million and $58.9 million, respectively, for the three and six months ended June 30, 2021. Our effective tax rate for the three and six months ended June 30, 2022 was 19.9% and 19.0%, respectively, compared 18.9% and 18.6%, respectively, for the three and six months ended June 30, 2021. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 26.14% primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax rate in each period was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in the recognition of tax benefits of $282,000 and $2.9 million, respectively, for the three and six months ended June 30, 2022 compared to $302,000 and $1.9 million, respectively, for the three and six months ended June 30, 2021.

Financial Condition

Our consolidated balance sheet at June 30, 2022 reflects an increase in total loans outstanding to $26.3 billion compared to $23.4 billion at December 31, 2021. Total deposits increased by $1.3 billion to $32.6 billion between December 31, 2021 and June 30, 2022. Total assets were $40.1 billion at June 30, 2022 compared to $38.5 billion at December 31, 2021.

Loans.  The composition of loans at June 30, 2022 and at December 31, 2021 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$3,243,018	12.3%	$3,048,822	13.0%
Non-owner occupied	5,861,596	22.2%	5,221,704	22.3%
Consumer real estate – mortgage	4,047,051	15.4%	3,680,684	15.7%
Construction and land development	3,386,866	12.9%	2,903,017	12.4%
Commercial and industrial	9,295,808	35.3%	8,074,546	34.5%
Consumer and other	498,757	1.9%	485,489	2.1%
Total loans	$26,333,096	100.0%	$23,414,262	100.0%

At June 30, 2022, our loan portfolio composition had changed modestly from the composition at December 31, 2021 with commercial real estate and commercial and industrial lending generally continuing to make up the largest segments of our portfolio. At June 30, 2022, approximately 35.6% of the outstanding principal balance of our commercial real estate loans was secured by owner occupied commercial real estate properties, compared to 36.9% at December 31, 2021. Owner occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development loan segment continues to be a meaningful portion of our portfolio and reflects the development and growth of the local communities in which we operate and is diversified between commercial, residential and land.
Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At June 30, 2022, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital was 87.4% compared to 79.1% at December 31, 2021. Construction and land development, non-owner occupied commercial real estate and multifamily loans as a percentage of total risk-based capital were 250.2% and 234.1% as of June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The following table presents the maturity distribution of our loan portfolio by loan segment at June 30, 2022 according to contractual maturities of (1) one year or less, (2) after one but within five years, (3) after five but within fifteen years and (4) after fifteen years.  The table also presents the portion of loans by loan segment that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index (dollars in thousands):

	Due in one year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total

Commercial real estate:
Owner-occupied	$230,740	$1,268,128	$1,372,706	$371,444	$3,243,018
Non-owner occupied	1,099,234	3,868,566	834,620	59,176	5,861,596
Consumer real estate - mortgage	91,503	454,156	375,635	3,125,757	4,047,051
Construction and land development	943,146	2,088,905	290,889	63,926	3,386,866
Commercial and industrial	2,391,413	4,969,905	1,683,894	250,596	9,295,808
Consumer and other	138,570	185,058	159,174	15,955	498,757
Total loans	$4,894,606	$12,834,718	$4,716,918	$3,886,854	$26,333,096

Loans with fixed interest rates:
Commercial real estate:
Owner-occupied	$139,424	$921,327	$1,035,711	$270,403	$2,366,865
Non-owner occupied	368,178	2,100,039	521,463	41,243	3,030,923
Consumer real estate - mortgage	48,260	312,340	151,370	1,959,608	2,471,578
Construction and land development	160,575	471,820	179,122	36,353	847,870
Commercial and industrial	957,317	1,634,052	1,138,735	179,893	3,909,997
Consumer and other	85,108	104,168	157,763	15,953	362,992
Total loans	$1,758,862	$5,543,746	$3,184,164	$2,503,453	$12,990,225

Loans with variable interest rates:
Commercial real estate:
Owner-occupied	$91,316	$346,801	$336,995	$101,041	$876,153
Non-owner occupied	731,056	1,768,527	313,157	17,933	2,830,673
Consumer real estate - mortgage	43,243	141,816	224,265	1,166,149	1,575,473
Construction and land development	782,571	1,617,085	111,767	27,573	2,538,996
Commercial and industrial	1,434,096	3,335,853	545,159	70,703	5,385,811
Consumer and other	53,462	80,890	1,411	2	135,765
Total loans	$3,135,744	$7,290,972	$1,532,754	$1,383,401	$13,342,871

The above information does not consider the impact of scheduled principal payments.

Loans in Past Due Status.  The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
Loans past due 30 to 89 days:	2022	2021
Commercial real estate:
Owner occupied	$1,406	$727
Non-owner occupied	631	1,434
Consumer real estate – mortgage	11,795	8,832
Construction and land development	4	61
Commercial and industrial	10,138	7,603
Consumer and other	4,097	2,283
Total loans past due 30 to 89 days	$28,071	$20,940

Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$2,564	$2,426
Non-owner occupied	1,723	645
Consumer real estate – mortgage	5,604	4,450
Construction and land development	200	127
Commercial and industrial	3,260	7,311
Consumer and other	498	372
Total loans past due 90 days or more	$13,849	$15,331

Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.11%	0.09%
Loans past due 90 days or more as a percentage of total loans	0.05%	0.06%
Total loans in past due status as a percentage of total loans	0.16%	0.15%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $85.1 million, or 0.3% of total loans at June 30, 2022, compared to $109.6 million, or 0.5% of total loans at December 31, 2021. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, or worse, but not considered nonperforming loans. None of the potential problem loans were past due at least 30 days but less than 90 days as of June 30, 2022.

Nonperforming Assets and Troubled Debt Restructurings. At June 30, 2022, we had $23.7 million in nonperforming assets compared to $40.1 million at December 31, 2021. Included in nonperforming assets were $15.5 million in nonaccrual loans and $8.2 million in OREO and other nonperforming assets at June 30, 2022 and $31.6 million in nonaccrual loans and $8.5 million in OREO and other nonperforming assets at December 31, 2021. At June 30, 2022 and December 31, 2021, there were $2.3 million and $2.4 million, respectively, of troubled debt restructurings, all of which were accruing as of the restructured date and remain on accrual status.

Allowance for Credit Losses on Loans (ACL). On January 1, 2020, we adopted FASB ASU 2016-13, which introduced the current expected credit losses (CECL) methodology and required us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, the ACL represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of June 30, 2022 and December 31, 2021, our ACL was approximately $272.5 million and $263.2 million, respectively, which our management believed to be adequate at each of the respective dates. Our ACL as a percentage of total loans, inclusive of PPP loans, was 1.03% at June 30, 2022, down from 1.12% at December 31, 2021. No ACL has been recorded for PPP loans as they are fully guaranteed by the SBA.

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

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At June 30, 2022, a reasonable and supportable period of twenty-four months was utilized for all loan segments followed by a twelve month straight line reversion period to long term averages.

The following table sets forth, based on management's estimate, the allocation of the allowance for credit losses on loans to categories of loans and loan balances by category and the percentage of loans in each category to total loans and allowance for credit losses as a percentage of total loans within each loan category as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022				December 31, 2021
	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)
Commercial real estate:
Owner occupied	$19,609	$3,243,018	0.60%	12.3%	$19,618	$3,048,822	0.64%	13.0%
Non-owner occupied	52,547	5,861,596	0.90%	22.2%	58,504	5,221,704	1.12%	22.3%
Consumer real estate - mortgage	33,883	4,047,051	0.84%	15.4%	32,104	3,680,684	0.87%	15.7%
Construction and land development	28,681	3,386,866	0.85%	12.9%	29,429	2,903,017	1.01%	12.4%
Commercial and industrial	125,772	9,295,808	1.35%	35.3%	112,340	8,074,546	1.39%	34.5%
Consumer and other	11,991	498,757	2.40%	1.9%	11,238	485,489	2.31%	2.1%
Total	$272,483	$26,333,096	1.03%	100.0%	$263,233	$23,414,262	1.12%	100.0%

The following table presents information related to credit losses on loans by loan segment for the six months ended June 30, 2022 and year ended December 31, 2021 (in thousands):

	Provision for credit losses	Net (charge-offs) recoveries	Average loans	Ratio of net (charge-offs) recoveries to average loans (1)
For the six months ended June 30, 2022:
Commercial real estate:
Owner occupied	$622	$(631)	$3,107,066	(0.04)%
Non-owner occupied	(6,019)	62	5,466,113	—%
Consumer real estate - mortgage	1,161	618	3,821,545	0.03%
Construction and land development	(747)	(1)	3,175,347	—%
Commercial and industrial	15,563	(2,131)	8,517,402	(0.05)%
Consumer and other	2,505	(1,752)	456,394	(0.77)%
Total loans	$13,085	$(3,835)	$24,543,867	(0.03)%

	Provision for credit losses	Net (charge-offs) recoveries	Average loans	Ratio of net (charge-offs) recoveries to average loans (1)
For the year ended December 31, 2021:
Commercial real estate:
Owner occupied	$(3,869)	$189	$2,891,798	0.01%
Non-owner occupied	(20,811)	183	5,358,828	—%
Consumer real estate - mortgage	(2,856)	1,656	3,320,083	0.05%
Construction and land development	(12,984)	5	2,845,957	—%
Commercial and industrial	52,645	(38,728)	8,154,391	(0.47)%
Consumer and other	4,781	(2,028)	403,624	(0.05)%
Total loans	$16,906	$(38,723)	$22,974,681	(0.17)%
(1) Net charge-offs for the year-to-date period ended June 30, 2022 have been annualized.

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
Based upon our evaluation of the loan portfolio, we believe the ACL to be adequate to absorb our estimate of expected future credit losses on loans outstanding at June 30, 2022. While our policies and procedures used to estimate the ACL as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our ACL and, thus, the resulting provision for credit losses.

Investments.  Our investment securities portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities, amounted to $6.6 billion at June 30, 2022 compared to $6.1 billion at December 31, 2021. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at June 30, 2022 and December 31, 2021 follows:

	June 30, 2022	December 31, 2021
Weighted average life	11.40 years	6.26 years
Effective duration*	4.57%	4.07%
Tax equivalent yield	2.29%	2.08%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of June 30, 2022 and December 31, 2021 was 6.26% and 5.21%, respectively.

Restricted Cash. Our restricted cash balances totaled approximately $29.7 million at June 30, 2022, compared to $82.5 million at December 31, 2021. This restricted cash is maintained at other financial institutions as collateral primarily for our derivative portfolio. The decrease in restricted cash is attributable primarily to a decrease in collateral requirements on certain derivative instruments for which the fair value has increased. See Note 8. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Securities Purchased with Agreement to Resell. At June 30, 2022 and December 31, 2021, we had $1.3 billion and $1.0 billion, respectively, in securities purchased with agreement to resell. This balance is the result of repurchase agreement transactions with financial institution counterparties. These investments deployed some of our liquidity position into an instrument that improved the return on those funds in the historically low interest rate environment we recently experienced, and we believe it has positioned us more favorably for the current rising interest rate environment. No securities were purchased with agreement to resell prior to 2021.

Deposits and Other Borrowings. We had approximately $32.6 billion of deposits at June 30, 2022 compared to $31.3 billion at December 31, 2021. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. Additionally, we routinely enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $199.6 million at June 30, 2022 and $152.6 million at December 31, 2021. Additionally, at June 30, 2022 and December 31, 2021, Pinnacle Bank had borrowed $1.3 billion and $888.7 million, respectively, in advances from the Federal Home Loan Bank of Cincinnati (FHLB). At June 30, 2022, Pinnacle Bank had approximately $3.2 billion in additional availability with the FHLB; however, incremental borrowings are subject to applicable collateral requirements and are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or noncore funding as shown in the table below. The following table represents the balances of our deposits and other funding, the average rate paid for each type and the percentage of each type to the total at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	Average Rate Paid	Percent	December 31, 2021	Average Rate Paid	Percent
Core funding:
Noninterest-bearing deposit accounts	$11,058,198	0.00%	32.0%	$10,461,071	0.00%	31.9%
Interest-bearing demand accounts	4,843,826	0.31%	14.0%	4,936,735	0.14%	15.1%
Savings and money market accounts	10,094,308	0.26%	29.3%	9,792,104	0.18%	29.9%
Time deposit accounts less than $250,000	1,013,085	0.37%	3.0%	998,586	0.65%	3.0%
Reciprocating demand deposit accounts (1)	1,280,101	0.27%	3.7%	1,075,774	0.21%	3.3%
Reciprocating savings accounts (1)	1,546,076	0.36%	4.5%	1,885,806	0.26%	5.8%
Reciprocating CD accounts (1)	175,850	0.43%	0.5%	166,836	0.57%	0.5%
Total core funding	30,011,444	0.18%	87.0%	29,316,912	0.14%	89.5%
Noncore funding:
Relationship based noncore funding:
Other time deposits	594,420	0.50%	1.7%	565,184	0.76%	1.7%
Securities sold under agreements to repurchase	199,585	0.15%	0.6%	152,559	0.15%	0.5%
Total relationship based noncore funding	794,005	0.40%	2.3%	717,743	0.65%	2.2%
Wholesale funding:
Brokered deposits	1,345,342	1.14%	3.9%	1,019,259	0.31%	3.1%
Brokered time deposits	644,097	1.28%	1.9%	403,178	1.15%	1.2%
Federal Home Loan Bank advances	1,289,059	1.92%	3.7%	888,681	2.01%	2.7%
Subordinated debt and other funding	423,614	4.19%	1.2%	423,172	4.38%	1.3%
Total wholesale funding	3,702,112	1.89%	10.7%	2,734,290	1.60%	8.3%
Total noncore funding	4,496,117	1.57%	13.0%	3,452,033	1.42%	10.5%
Totals	$34,507,561	0.34%	100.0%	$32,768,945	0.33%	100.0%
(1)The reciprocating categories consists of deposits we receive from a bank network (the IntraFi network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the IntraFi network.

As noted in the table above, our core funding as a percentage of total funding declined slightly moving from 89.5% at December 31, 2021 to 87.0% at June 30, 2022. Total core funding slowed during the second quarter of 2022 largely as a result of seasonal outflows including those associated with our clients tax obligations. We are optimistic that we will again be able to grow our levels of core funding in the second half of 2022 and believe that the growth in noninterest bearing deposits in the year-to-date period shows strength in our core funding portfolio as these deposits become increasingly valuable in a rising rate environment. When wholesale funding is necessary to complement the company's core deposit base, including during those times when our loan growth outpaces our ability to increase levels of core funding, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Increased reliance on non-core funding sources, which can be more expensive than core funding, could negatively impact our net interest margin. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of June 30, 2022.

The amount of time deposits as of June 30, 2022 amounted to $2.4 billion. The following table shows our time deposits in denominations of less than $250,000 and in denominations of $250,000 and greater by category based on time remaining until maturity and the weighted average rate for each category as of June 30, 2022 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$384,986	0.34%
Over three but less than six months	367,989	0.51%
Over six but less than twelve months	506,630	0.82%
Over twelve months	515,217	1.90%
	$1,774,822	0.96%
Denominations $250,000 and greater
Three months or less	$222,993	0.43%
Over three but less than six months	154,948	0.67%
Over six but less than twelve months	176,626	0.58%
Over twelve months	98,063	1.41%
	$652,630	0.68%
Totals	$2,427,452	0.89%

Subordinated debt and other borrowings.  Pinnacle Bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At June 30, 2022, Pinnacle Bank had received advances from the FHLB totaling $1.3 billion. At June 30, 2022, the scheduled maturities of FHLB advances and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates (1)
2022	$400,000	1.84%
2023	—	—%
2024	—	—%
2025	116,250	2.06%
2026	—	—%
Thereafter	775,013	2.15%
	1,291,263
Deferred costs	2,204
Total Federal Home Loan Bank advances	1,289,059
Weighted average interest rate		2.04%
(1)Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of June 30, 2022.

We have established, or through acquisition acquired, twelve statutory business trusts which were established to issue 30-year trust preferred securities and certain other subordinated debt agreements. These securities qualify as Tier 2 capital subject to annual phase outs beginning five years from maturity. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at June 30, 2022	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	4.83%	30-day LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	3.65%	30-day LIBOR + 1.40%
Pinnacle Statutory Trust III	September 7, 2006	September 30, 2036	20,619	3.90%	30-day LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	4.68%	30-day LIBOR + 2.85%
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	4.29%	30-day LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	3.89%	30-day LIBOR + 2.85%

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at June 30, 2022	Coupon Structure
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	3.44%	30-day LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	3.95%	30-day LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	5.30%	30-day LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	3.32%	30-day LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	3.02%	30-day LIBOR + 1.73%
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	3.75%	30-day LIBOR + 1.50%

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (1)

Debt issuance costs and fair value adjustments			(9,381)
Total subordinated debt and other borrowings			$423,614

(1) Migrates to three month LIBOR + 2.775% (or an alternative benchmark rate plus a comparable spread in the event three month LIBOR is no longer published on such adjustment date) beginning September 15, 2024 through the end of the term.

On July 30, 2021, Pinnacle Bank redeemed $130.0 million aggregate principal amount of subordinated notes due July 30, 2025. Additionally, Pinnacle Financial redeemed $120.0 million aggregate principal amount of subordinated notes due November 16, 2026 on November 16, 2021. The redemptions were funded with existing cash on hand. Pursuant to regulatory guidelines, once the maturity date on subordinated notes is within five years, a portion of the notes will no longer be eligible to be included in regulatory capital, with an additional portion being excluded each year over the five year period approaching maturity.

Capital Resources. At both June 30, 2022 and December 31, 2021, our shareholders' equity amounted to $5.3 billion. During the six months ended June 30, 2022, shareholders' equity was negatively impacted by accumulated other comprehensive losses on our available-for-sale securities portfolio that were caused by the rising short-term interest rate environment. At June 30, 2022 and December 31, 2021, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At June 30, 2022, we had approximately $163.5 million of cash at the parent company that could be used to support our bank.

Share Repurchase Program. On January 19, 2021, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program remained in effect through March 31, 2022. On January 18, 2022, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the share repurchase program that expired on March 31, 2022. The new authorization is to remain in effect through March 31, 2023. We did not repurchase any shares under either share repurchase program during the six months ended June 30, 2022 or 2021, respectively.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $806.0 million at June 30, 2022. During the six months ended June 30, 2022, the bank paid dividends of $49.6 million to us which is within the limits allowed by the TDFI.

During the three and six months ended June 30, 2022, we paid $17.1 million and $34.0 million, respectively, in dividends to our common shareholders and $3.8 million and $7.6 million, respectively, in dividends on our Series B Preferred Stock. On July 19, 2022, our board of directors declared a $0.22 per share quarterly cash dividend to common shareholders which should approximate $17.1 million in aggregate dividend payments that are expected to be paid on August 26, 2022 to common shareholders of record as of the close of business on August 5, 2022. Additionally, on that same day, our board of directors approved a quarterly dividend of approximately $3.8 million, or $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock payable on September 1, 2022 to shareholders of record at the close of business on August 17, 2022. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including, if necessary, our receipt of dividends from Pinnacle Bank, regulatory capital requirements, as they become known to us and receipt of any regulatory approvals that may become required as a result of our and our bank subsidiary's financial results.

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

There were several noteworthy factors when comparing the results of both the earnings simulation and the economic value of equity modeling results as of June 30, 2022 to the modeling results as of June 30, 2021:
•The Federal Reserve increased the Federal Funds target rate by 150 basis points since December 31, 2021, which brought a significant portion of our floating-rate loans above contractual interest-rate floors.
•The fixed-rate PPP loan portfolio declined $1.3 billion with most proceeds transitioning to floating-rate assets.
•Short term floating-rate assets comprised of interest-bearing cash and repurchase agreements decreased $410 million.

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

	Estimated % Change in Net Interest Income Over 12 Months
	June 30, 2022*	June 30, 2021*
Instantaneous Rate Change
300 bps increase	7.83%	7.48%
200 bps increase	5.57%	4.93%
100 bps increase	2.86%	1.87%
100 bps decrease	(7.67)%	(1.83)%
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

At June 30, 2022, our earnings simulation model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At June 30, 2022, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

	June 30, 2022*	June 30, 2021*
Instantaneous Rate Change
300 bps increase	(17.17)%	(9.26)%
200 bps increase	(11.04)%	(5.67)%
100 bps increase	(5.71)%	(1.33)%
100 bps decrease	4.33%	(7.71)%
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

At June 30, 2022, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods. At present, ALCO has determined that its "most likely" rate scenario assumes an additional 100 basis point increase in the Federal Funds Rate during 2022. Our "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At June 30, 2022, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB Cincinnati and, pursuant to a borrowing agreement with the FHLB Cincinnati, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity at the FHLB Cincinnati. At June 30, 2022, we believe we had an estimated $3.2 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $155.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than one month. There were no outstanding borrowings under these agreements at June 30, 2022, or during the three months then ended, although we test the availability of these accommodations periodically. Pinnacle Bank also had approximately $4.7 billion in available Federal Reserve discount window lines of credit at June 30, 2022.

At June 30, 2022, excluding reciprocating time and money market deposits issued through the IntraFiNetwork, we had approximately $2.0 billion in brokered deposits. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. During 2020, and in response to the uncertainty resulting from the COVID-19 pandemic, we intentionally increased our levels of on-balance sheet liquidity. Core deposit growth during 2021 increased such that we were able to prepay certain wholesale maturities while maintaining an elevated level of on-balance sheet liquidity. We intend to continue to prepay and/or let mature wholesale funding as core deposit levels allow.

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

At June 30, 2022, we had no individually significant commitments for capital expenditures. But, we believe the number of our locations, including non-branch locations, will increase over an extended period of time across our footprint, including the markets to which we have recently expanded, and that certain of our locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. Additionally, we expect we will continue to incur costs associated with technology improvements to enhance the infrastructure of our firm.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds) and FHLB Cincinnati advances.

We have certain contractual obligations as of June 30, 2022, which by their terms have a contractual maturity and termination dates subsequent to June 30, 2022. Each of these commitments is noted throughout Item 2. Management's Discussion and Analysis. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months and that we will have adequate liquidity to meet our obligations over a longer-term as well.

Off-Balance Sheet Arrangements.  At June 30, 2022, we had outstanding standby letters of credit of $330.0 million and unfunded loan commitments outstanding of $14.4 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At June 30, 2022, we had accrued reserves of $24.0 million related to expected credit losses associated with off-balance sheet commitments.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-(f)) occurred during the fiscal quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended June 30, 2022.

Period	Total Number of Shares Repurchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2022 to April 30, 2022	5,166	$85.67	—	125,000,000
May 1, 2022 to May 31, 2022	147	78.08	—	125,000,000
June 1, 2022 to June 30, 2022	2,410	73.15	—	125,000,000
Total	7,723	$82.13	—	125,000,000
______________________
(1)During the quarter ended June 30, 2022, 26,037 shares of restricted stock or time-based vesting restricted stock units previously awarded to certain of the participants in our equity incentive plans vested. We withheld 7,723 shares of common stock to satisfy tax withholding requirements associated with the vesting of these awards.

(2)On January 18, 2022, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the share repurchase program that expired on March 31, 2022. The new authorization is to remain in effect through March 31, 2023. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase program does not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. Pinnacle Financial did not repurchase any shares under its share repurchase program during the three months ended June 30, 2022.

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

PINNACLE FINANCIAL PARTNERS, INC.

August 5, 2022	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

August 5, 2022	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer