Form 10-K
period 2022-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2023-02-28
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large Accelerated Filer ☒                            Accelerated Filer ☐
Non-accelerated Filer  ☐                            Smaller reporting company ☐
(do not check if you are a smaller reporting company)                Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter: $5,404,761,562 as of June 30, 2022.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 76,642,595 shares of common stock as of February 22, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 18, 2023 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or BHG, including as a result of the negative impact of inflationary pressures on our and BHG's customers and their businesses, resulting in significant increases in loan losses and provisions for those losses and, in the case of BHG, substitutions; (ii) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (iii) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina, Georgia, Alabama, Virginia and Kentucky, particularly in commercial and residential real estate markets; (iv) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the long-term historical growth rate of its, or such entities', loan portfolio; (v) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to limit the rates it pays on deposits; (vi) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (vii) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (viii) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of the negative impact to net interest margin from rising deposit and other funding costs; (ix) the results of regulatory examinations; (x) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xi) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xii) BHG's ability to profitably grow its business and successfully execute on its business plans; (xiii) risks of expansion into new geographic or product markets; (xiv) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or other intangible assets; (xv) the ineffectiveness of Pinnacle Bank's hedging strategies, or the unexpected counterparty failure or hedge failure of the underlying hedges; (xvi) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xvii) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xviii) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Bank's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xix) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xx) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxi) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients; (xxii) the risks associated with Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company or all or a portion of their ownership interests in BHG (triggering a similar sale by Pinnacle Bank); (xxiii) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxiv) fluctuations in the valuations of Pinnacle Financial's equity investments and the ultimate success of such investments; (xxv) the availability of and access to capital; (xxvi) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of Pinnacle Bank's participation in and execution of government programs related to the COVID-19 pandemic; and (xxvii) general competitive, economic, political and market conditions. A more detailed description of these and other risks is contained in "Item 1A. Risk Factors" below. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms "we," "our," "us," "the firm," "Pinnacle Financial Partners," "Pinnacle" or "Pinnacle Financial" as used herein refer to Pinnacle Financial Partners, Inc., and its subsidiaries, including Pinnacle Bank, which we sometimes refer to as "our bank subsidiary" or "our bank" and its other subsidiaries.  References herein to the fiscal years 2020, 2021 and 2022 mean our fiscal years ended December 31, 2020, 2021 and 2022, respectively.

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” appearing elsewhere in this Form 10-K and other cautionary statements set forth elsewhere in this report.

ITEM 1.  BUSINESS

OVERVIEW

Pinnacle Financial Partners is a financial holding company headquartered in Tennessee, with approximately $42.0 billion in total assets as of December 31, 2022. The holding company is the parent company of Pinnacle Bank, a Tennessee state-chartered bank, and owns 100% of the capital stock of Pinnacle Bank. The firm started operations on October 27, 2000, in Nashville, Tennessee, and has since grown through a combination of acquisitions and organic growth to 123 offices from which we conduct branch banking operations, including 51 in Tennessee, 38 in North Carolina, 20 in South Carolina, 10 in Virginia, two in Georgia and two in Alabama.

Pinnacle Financial provides a full range of banking, investment, trust, mortgage and insurance products and services designed for businesses and their owners and individuals interested in a comprehensive relationship with their financial institution. The firm is the No. 1 bank in the Nashville-Murfreesboro-Franklin MSA, according to June 30, 2022 deposit data from the FDIC, is listed by Forbes among the top 25 banks in the nation and earned a spot on 2022 list of 100 Best Companies to Work For® in the U.S., its sixth consecutive appearance. Pinnacle Bank was also listed in Fortune magazine as the second best company to work for in the U.S. for women. American Banker recognized Pinnacle as one of America’s Best Banks to Work in 2022 for the ninth year in a row and No. 1 among banks with more than $11 billion in assets in 2021.

Pinnacle Bank owns a 49 percent interest in Bankers Healthcare Group (BHG), which provides innovative, hassle-free financial solutions to healthcare practitioners and other professionals. Prior to September 30, 2022, we held a portion of this investment at Pinnacle Financial and a portion at Pinnacle Bank. Effective September 30, 2022, Pinnacle Financial contributed 100% of the equity interests of BHG owned by it to Pinnacle Bank. The loans originated by BHG are either financed by secured borrowings or sold to independent financial institutions and investors. Great Place to Work and FORTUNE ranked BHG No. 4 on its 2021 list of Best Workplaces in New York State in the small/medium business category.

Pinnacle Financial Partners operates as a community bank in 17 primarily urban markets and their surrounding communities. As an urban community bank, Pinnacle Bank provides the personalized service most often associated with smaller banks while offering many of the sophisticated products and services, such as investments and treasury management, more typically found at much larger banks. This approach has enabled Pinnacle Bank to attract clients from the regional and national banks in all its markets.

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

Pinnacle Bank's lending activities are subject to a variety of lending limits imposed by federal and state law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to Pinnacle Bank. In general, however, at December 31, 2022, we were able to loan any one borrower a maximum amount equal to approximately $642.4 million, for loans that meet certain additional collateral guidelines. These legal limits will increase or decrease as Pinnacle Bank's capital increases or decreases as a result of its earnings or losses, the injection of additional capital, payments of dividends, acquisitions, or for other reasons. Pinnacle Bank has internal loan limits ranging from $15 million to $100 million, dependent upon the internal risk rating of a loan, all of which limits are well below the legal lending limit of the bank.

The principal economic risk associated with each category of loans that Pinnacle Bank has made or may in the future make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower's ability to repay include interest, inflation and unemployment rates, as well as other factors affecting a borrower's assets, clients, business, suppliers and employees.  Many of Pinnacle Bank's commercial loans are made to small- to medium-sized businesses that are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers. During periods of economic weakness or periods of increased inflation, like we are currently experiencing, these businesses may be more rapidly and more adversely affected than other enterprises and may cause increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for credit losses.

Pinnacle Bank's commercial clients borrow for a variety of purposes. The terms of these loans (which include, among others, equipment loans and working capital loans) will vary by purpose and by type of any underlying collateral, if any. Commercial loans may be unsecured or secured by accounts receivable or by other business assets. Pinnacle Bank also makes a variety, if any, of commercial real estate loans, including loans secured by investment properties and business loans secured by real estate.

Pinnacle Bank also makes a variety of loans secured and unsecured to individuals for personal, family, investment and household purposes, including installment and term loans, lines of credit, residential first mortgage loans, home equity loans and home equity lines of credit. We also offer credit cards for consumers and businesses directly as well as through the marketing efforts of BHG.

Through our subsidiary Advocate Capital, we make loans to law firms to finance case expenses and the firms' working capital needs. These loans are typically secured by the borrower's receivables and include guaranties by certain individual partners of the firm.

Through our subsidiary JB&B Capital, we originate commercial equipment leases, which we also originate through Pinnacle Bank.

Additionally, during 2022, we added two specialty lending groups: franchise lending and equipment lease financing.

Deposit Services

Pinnacle Bank seeks to establish a broad base of core deposits, including savings, noninterest-bearing checking, interest-bearing checking, money market and certificate of deposit accounts, including access to products offered through various IntraFi Network Deposit programs. While Pinnacle Bank is focused on attracting operating accounts and other core deposits and lowering our cost of funds, rates paid on such deposits vary among banking markets and deposit categories due to different terms and conditions, individual deposit size, services rendered and rates paid by competitors on similar deposit products. We act as a depository for a number of state and local governments and government agencies or instrumentalities. Such public fund deposits are often subject to competitive bid and in many cases must be secured by pledging a portion of our investment securities or a letter of credit.

To attract deposits, Pinnacle Bank has typically employed a reputation management plan in its current geographic markets primarily based on relationship banking and features a broad product line and rates and services it believes are competitive. The primary sources of deposits are businesses, their owners and individuals interested in a comprehensive relationship with their financial institution located in those geographic markets. Pinnacle Bank traditionally has obtained these deposits primarily through personal solicitation by its financial advisors and leadership team, although its use of advertising has increased in recent years, primarily due to its partnerships with the Tennessee Titans NFL football team and the Memphis Grizzlies NBA basketball team.

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

Additionally, Pinnacle Wealth Advisors, a registered investment advisor, provides investment advisory services to its clients. Miller Loughry Beach Insurance Services, Inc. and HPB Insurance Group, Inc., which are insurance agency subsidiaries of Pinnacle Bank, provide insurance products, particularly in the property and casualty area, to their respective clients. Advocap Insurance Agency, Inc., an insurance agency subsidiary of Advocate Capital, sells insurance products, including professional liability, cyber protection, directors and officers, errors and omissions and life insurance, to its clients consisting mainly of law firms and partners within those firms.

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

The financial services industry is becoming even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms, and insurance companies can operate as affiliates under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our nonbank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may be able to develop and offer a broader range of products and services as well as better pricing for those products and services. Continued consolidation in the financial services industry, due in part to the regulatory changes made under the Economic Growth, Regulatory Relief and Consumer Protection Act, including the increased asset threshold for required stress testing, as discussed below under "Supervision and Regulation - The Dodd-Frank Act," has contributed to increases in the number of large competitors we face in our markets. Finally, our competitors may choose to offer lower interest rates and pay higher deposit rates than we do. The actions of these competitors in these regards could cause us to lose customers or elements of the total business relationship we have with a client which could negatively impact our business.

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

We are engaging with our associates on a regular basis to assess job satisfaction, and we use the information from internal and third-party surveys to improve our ability to attract, develop, and retain talented associates who drive client engagement. All associates joining Pinnacle, including those joining as a result of an acquisition, participate in a three-day orientation that focuses on culture. During 2022, we received more than 15 local or national workplace awards including ranking No. 28 among the 100 Best Companies to Work For, No. 7 Best Workplaces for Millennials and No. 2 Best Workplaces for Women all by Great Place to Work® and FORTUNE Magazine. As well as earning a spot on PEOPLE magazine's 100 Companies That Care list. All of these honors place heavy emphasis on anonymous surveys of associates in the judging criteria. We believe these awards illustrate that our culture is strong, and our financial returns illustrate that the focus on culture is a winning business strategy. As of December 31, 2022, we employed 3,241.5 full-time equivalent associates.

None of our associates are represented by a union, collective bargaining agreement or similar arrangement, and we have not experienced any labor disputes or strikes arising from any organized labor groups. We aim to create a great place to work for all of our associates. We believe that a strong and diverse team is critical to our success and are committed to being more vocal and focused on our efforts toward creating a great place to work for all. We are guided by the foundational elements of our diversity and inclusion policy, namely that all people deserve a great place to work and do business and that every community deserves an equal opportunity for economic prosperity. At December 31, 2022, more than 65% of our associates were women and approximately 16% identify themselves as part of a racial or ethnic minority group. Among the Company’s 162-person Leadership Team, women make up approximately 35% of these associates, up from 22.58% in 2020 while minorities account for approximately 8% of the Leadership Team members, up from 4% in 2020. Beginning in 2020, a senior leadership team made up of a subset of these Leadership Team members was formed. Presently, the senior leadership team consists of 12 associates, with women making up 17% of this group and minorities making up 8%. Though we are proud of the progress we have made, we understand that more work remains to be done and we have implemented several initiatives designed to achieve a more diverse, equitable, and inclusive team, including enhanced training, leadership succession initiatives, and the development of a multi-year strategy to focus on enhancing our associates’ diversity, equity, and inclusion awareness. This diversity, equity, and inclusion awareness enhancement process includes a number of initiatives that are underway to build broader networks with diverse agencies and community organizations as we look to recruit and develop future diverse associates and leaders. In 2020, we also named our first Director of Diversity, Equity, and Inclusion to lead our coordinated efforts and in 2021 we expanded that infrastructure by creating two new regional DEI Advisor roles.

Serving the needs of all of the members of our communities also remains an important part of our strategy. For years, we have focused our community investment efforts on giving within four categories that we believe improve the quality of life of the citizens in our communities: education, health and human services, economic development and the arts. We also empower our associates to serve the causes about which they are most passionate. In 2022, our associates volunteered more than 30,877 hours of their time to help organizations across our footprint.

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

We have also posted our Corporate Governance Guidelines, Corporate Code of Conduct for directors, officers and employees, and the charters of our Audit Committee, Human Resources and Compensation Committee, Executive Committee, Risk Committee and Nominating and Corporate Governance Committee of our board of directors in the Investor Relations section of our website at www.pnfp.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Corporate Code of Conduct, Corporate Governance Guidelines or current committee charters on our website. Our corporate governance materials are available free of charge upon request to our Corporate Secretary at our corporate headquarters, Pinnacle Financial Partners, Inc., 150 Third Avenue South, Suite 900, Nashville, Tennessee 37201. Our telephone number for our corporate headquarters is (615) 744-3700.

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
•The Gramm-Leach-Bliley Act identifies the following activities as financial in nature:
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

In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, each of Pinnacle Bank and Pinnacle Financial has elected the option to delay the estimated impact on regulatory capital of Pinnacle Financial's and Pinnacle Bank's adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”), was delayed until December 31, 2021. As of January 1, 2022, the cumulative amount of the transition adjustments of $68.0 million became fixed and will be phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024. Beginning on January 1, 2025, the temporary regulatory capital benefits will be fully reversed.

At December 31, 2022, Pinnacle Bank's CET1 capital ratio was 10.9%, Tier 1 risk-based capital ratio was 10.9%, total risk-based capital ratio was 11.6% and Tier 1 leverage ratio was 10.1%, compared to 11.9%, 11.9%, 12.6% and 9.9% at December 31, 2021, respectively. At December 31, 2022, Pinnacle Financial's CET1 capital ratio was 10.0%, Tier 1 risk-based capital ratio was 10.5%, total risk-based capital ratio was 12.4% and Tier 1 leverage ratio was 9.7%, compared to 10.9%, 11.7%, 13.8% and 9.7% at December 31, 2021, respectively. All of these ratios exceeded regulatory minimums and those required by Basel III and FDICIA (including after application of any applicable capital conservation buffer) to be considered well capitalized. More information concerning Pinnacle Financial's and Pinnacle Bank's regulatory ratios at December 31, 2022 is included in Note 19 to the "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report on Form 10-K.

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

In January 2022, Pinnacle Financial announced that its board of directors had authorized a share repurchase program for up to $125.0 million of Pinnacle Financial’s outstanding common stock, which is scheduled to expire upon the earlier of Pinnacle Financial’s repurchase of shares of its outstanding common stock having an aggregate purchase price of $125.0 million and March 31, 2023. During 2022, Pinnacle Financial repurchased no shares of its common stock under such share repurchase program. In addition, in January 2023, Pinnacle Financial announced that its board of directors approved a subsequent repurchase program for up to $125.0 million. The new repurchase program will commence upon the expiration of the current program and is scheduled to expire upon the earlier of Pinnacle Financial’s repurchase of shares of its outstanding common stock having an aggregate purchase price of $125.0 million and March 31, 2024. Repurchases of shares of Pinnacle Financial’s common stock will be made in accordance with applicable laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise.

Payment of Dividends

Pinnacle Financial is a legal entity separate and distinct from Pinnacle Bank. Though Pinnacle Financial had cash and cash equivalents of $186.6 million as of December 31, 2022, the principal source of Pinnacle Financial's cash flow, including cash flow to pay interest to its holders of subordinated debentures and subordinated notes, and any dividends payable to common shareholders and holders of its preferred stock, are dividends that Pinnacle Bank pays to Pinnacle Financial as its sole shareholder. Under Tennessee law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity, and other needs.

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

Statutory and regulatory limitations also apply to Pinnacle Bank's payment of dividends to Pinnacle Financial. Pinnacle Bank is required by Tennessee law to obtain the prior approval of the Commissioner of the TDFI for payments of dividends if the total of all dividends declared by its board of directors in any calendar year will exceed (1) the total of Pinnacle Bank's net income for that year, plus (2) Pinnacle Bank's retained net income for the preceding two years. As of December 31, 2022, Pinnacle Bank could pay dividends to Pinnacle Financial of up to $1.0 billion. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity rather than debt issuances. Pinnacle Financial had available cash balances of approximately $186.6 million at December 31, 2022 that could be used to support Pinnacle Bank.

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

During the fourth quarter of 2013, Pinnacle Financial initiated a quarterly common stock dividend in the amount of $0.08 per share. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 18, 2022, when the board of directors increased the dividend to $0.22 per share. During the year ended December 31, 2022, Pinnacle Financial paid $68.2 million in net dividends to its common shareholders. On January 17, 2023, our board of directors declared a $0.22 per share quarterly cash dividend to common shareholders which approximated $16.7 million in aggregate dividend payments and was paid on February 24, 2023 to common shareholders of record as of the close of business on February 3, 2023.

During the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th interest in a share of its 6.75% fixed rate non-cumulative, perpetual preferred stock, Series B (Series B Preferred Stock) in a registered public offering to both retail and institutional investors. During the year ended December 31, 2022, Pinnacle Financial paid $15.2 million in dividends on its Series B Preferred Stock. On January 17, 2023, our board of directors approved a quarterly dividend of approximately $3.8 million, or $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock payable on March 1, 2023 to shareholders of record at the close of business on February 14, 2023.

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital stock and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions that is a credit transaction must also meet specified collateral requirements. Pinnacle Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would have significantly changed existing CRA regulations. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020; however, in December 2021, the OCC revoked the newly issued rule and largely reverted to its prior CRA rule. In May 2022, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (“OCC”) issued a joint proposal that seeks to, among other things (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking by modernizing assessment areas while maintaining a focus on branch-based areas, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

Cybersecurity and Data Privacy

State and federal banking regulators have issued various policy statements and, in some cases, regulations, emphasizing the importance of technology risk management and supervision. In March 2022, the SEC proposed rules that would require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. On November 18, 2021, the federal banking agencies issued a joint final rule that requires a banking organization to notify their primary federal regulator within 36 hours of becoming aware that a significant “computer-security incident” has occurred. In general, a banking organization must notify its primarily federal regulator for incidents that have materially disrupted, degraded or impaired - or are reasonably likely to materially disrupt, degrade or impair - (i) the ability of such banking organization to carry out banking operations and activities or deliver banking products and services, (ii) such banking organization’s results of operations, or (iii) the financial stability of the financial sector. The final rule also requires a bank service provider to notify each of its affected customers as soon as possible when it determines that it has experienced a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption for four or more hours. Compliance with the final rule was required by May 1, 2022. This new rule and the earlier such policy statements and regulations indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.

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

A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The BSA and its implementing regulations and parallel requirements of the federal banking regulators require Pinnacle Bank to maintain a risk-based anti-money laundering (“AML”) program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activity. The USA PATRIOT Act substantially broadened the scope of AML laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions, including banks, are required under final rules implementing Section 326 of the USA PATRIOT Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new account holders within a reasonable period of time. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must take certain steps to assist government agencies in detecting and preventing money laundering and to report certain types of suspicious transactions. In May 2016, Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued rules under the BSA requiring financial institutions to identify the beneficial owners who own or control certain legal entity customers at the time an account is opened and to update their AML compliance programs to include risk-based procedures for conducting ongoing customer due diligence. We have implemented procedures designed to comply with these requirements. In January 2021, the Anti-Money Laundering Act of 2020 ("AMLA"), which amends the BSA, was enacted as part of the National Defense Authorization Act for Fiscal Year 2021. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

Pinnacle Bank currently has policies and procedures in place designed to comply with the USA PATRIOT Act and the AMLA, the BSA and the other regulations targeting terrorism and money laundering. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to consider the effectiveness of the AML activities of the applicants. Material deficiencies in AML compliance, and non-compliance with related requirements such as the U.S. economic and trade sanctions regimes, can result in public enforcement actions by the bank regulatory agencies and other government agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious financial, legal and reputational consequences for Pinnacle Financial and Pinnacle Bank including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

In October 2019, the federal banking agencies responsible for implementing the Volcker Rule finalized amendments to their regulations to tailor the Volcker Rule’s compliance requirements to the size and scope of a banking entity’s trading activities, clarify certain key provisions in the Volcker Rule and modify the information that companies are required to provide these agencies. In June 2020, these agencies finalized additional modifications to their regulations expanding the ability of banking entities to make investments in certain types of private equity funds. These amendments became effective on October 1, 2020.

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

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks including, among other things, the authority to prohibit "unfair, deceptive, or abusive" acts and practices. Abusive acts or practices are defined as those that (1) materially interfere with a consumer's ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer's (a) lack of financial savvy, (b) inability to protect himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer's interests. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction. The CFPB has been active in bringing enforcement actions related to consumer financial protection laws and obtaining the forms of relief described above, and we expect the CFPB’s oversight and enforcement to continue to increase over the next few years, as was the case in 2022 when the CFPB, among other initiatives, focused on deposit and other service charge fee practices of banks causing many banks, including Pinnacle Bank, to lower or in certain cases eliminate certain fees it charges customers who overdraw their accounts or have checks or other items presented when the customer’s account does not have sufficient funds to cover those checks or other items.

The rules issued by the CFPB will have a long-term impact on our business, including our mortgage loan origination and servicing activities and our service charge practices. Compliance with these rules has increased, and will continue to increase, our overall regulatory compliance costs. On July 1, 2017, the CFPB took over conducting on-site consumer examinations from the FDIC for all regulations that transferred under their supervision.

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
•The elimination of, and transition away from, LIBOR as a reference rate for financial contracts may negatively affect our income and expense and the value of various financial contracts.

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
•Pinnacle Financial has issued subordinated indebtedness the holders of which have rights that are senior to those of Pinnacle Financial’s shareholders.
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

Our profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans and investment securities and other interest-earning assets and interest expense paid on deposits, other borrowings, subordinated debentures and subordinated notes. The absolute level of interest rates as well as changes in interest rates or that affect the yield curve may affect our level of interest income, the largest component of our gross revenue, as well as the level of our interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under our control. For example, national monetary policy plays a significant role in the determination of interest rates as is currently the case. Additionally, competition, including competitor pricing, and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits as does our liquidity position and then-current loan demand and our orientation toward loan growth. In addition, changes in the method of determining or the elimination of the London Interbank Offered Rate (LIBOR) or other reference rates, or uncertainty related to such potential changes, may adversely affect the value of reference rate-linked debt securities that we hold or issue, which could further impact our interest rate spread.

Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets (as is currently the case with our investment securities portfolio) and our ability to realize gains from the sale of our assets, all of which could ultimately affect our results of operations and financial condition. A decline in the market value of our assets may limit our ability to borrow additional funds or otherwise create issues for us should our liquidity levels decline. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, which is the case with a portion of our investment securities portfolio at this time, we will incur losses.

Following changes in the general level of interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase (in a rising rate environment) or maintain or minimize the decline in (in a falling rate environment) our loan offering rates, minimize increases on our deposit rates in a rising rate environment or promptly reduce the rates we pay on deposits in a falling rate environment, and maintain an acceptable level and mix of funding. Although at times we have implemented strategies we believe will reduce the potential effects of changes in interest rates on our net interest income, these strategies may not always be successful, and, in the case of certain hedging strategies (including the hedging strategy we entered into in the fourth quarter of 2022), could materially and adversely impact our results of operations if short term interest rates move in a direction that is different than the direction we anticipated at the time we initiated the strategy. Accordingly, changes in levels of market interest rates could materially and adversely affect our net income, net interest income and our net interest margin, asset quality, loan origination volume, liquidity, and overall profitability. We cannot assure you that we can minimize our interest rate risk.

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected. Short-term interest rates rose significantly in 2022 and are expected to continue to rise during at least the first half of 2023. In a rising rate environment our ability to increase the rates we charge on loans faster than the rates we pay on deposits will be critical to maintaining or expanding our net interest margin. During the rising rate environment in 2022 (most notably in the fourth quarter of 2022), the rates we paid on our deposits increased at a faster rate than the rates we earned on loans, which had an increasingly negative impact on our net interest margin over the year. This negative impact was particularly acute in the fourth quarter of 2022. In addition, many of our variable rate loans have loan floors that limited our ability to capture the full benefit of initial increases in short-term rates, though all of these floors have been exceeded at this point.

There exists at this time much uncertainty in the interest rate futures markets due to the currently high level of inflation present in the economy, the pace of the rate tightening cycle being led by the Federal Reserve Open Market Committee and what risks these present for a recession to occur in the near-term. While short-term interest rates are expected to continue to rise at least through the first half of 2023, we believe that these rates may begin to fall during the second half of 2023. Were that to happen, our ability to lower the rates we pay on deposits will be critical to our ability to maintain or slow any potential decline in our net interest margin, as we anticipate that loan pricing in a falling rate environment would be competitive and existing loans that we have made may be refinanced at lower interest rates, particularly in the case of fixed rate loans with no prepayment penalties.

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing characteristics, and balances of the different types of our interest-earning assets and interest-bearing liabilities and by utilizing hedging strategies to reduce the impact of changes in rates. Interest rate risk management techniques are not exact. From time to time we have repositioned a portion of our investment securities portfolio in an effort to better position our balance sheet for potential changes in short-term rates. We employ the use of models and modeling techniques to quantify the levels of risks to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While we strive to ensure the accuracy of our modeled interest rate risk profile, there are inherent limitations and imprecision in this determination and actual results may differ.

At times, we have entered into certain hedging transactions including interest rate swaps and interest rate floors, which are designed to lessen elements of our interest rate exposure. In addition, from time to time we have utilized fixed-to-floating rate cash flow hedges to manage interest rate exposure for our wholesale borrowings portfolio. This hedging strategy converted the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and was used in an effort to protect us from floating interest rate variability in a rising rate environment. During the year ended December 31, 2022, we purchased interest rate caps and floors totaling approximately $1.8 billion that we intended to mitigate the impact of interest rate changes on certain LIBOR and SOFR-based variable rate loans. In the event that interest rates do not change in the manner that we anticipate at the times we institute our hedging strategies or at the pace that we anticipated (including the hedging strategies we entered into during the year ended December 31, 2022), such transactions may materially and adversely affect our results of operations.

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

Changes in interest rates can negatively affect the performance of most of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio, as was the case in 2022 with the rising rate environment. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic, social and political conditions and issues, including trade disputes and global health pandemics, and other factors beyond our control. Fluctuations in interest rates can materially affect both the returns on and market value of our investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

Our investment securities portfolio consists of certain securities whose trading markets are “not active.” As a result, we utilize alternative methodologies for pricing these securities that include various estimates and assumptions. There can be no assurance that we can sell these investment securities at the price derived by these methodologies, or that we can sell these investment securities at all, which could have an adverse effect on our financial condition, results of operations and liquidity.

We monitor the financial position of the various issuers of investment securities in our portfolio, including each of the state and local governments and other political subdivisions where we have exposure. To the extent we have securities in our portfolio from issuers who have experienced a deterioration of financial condition, or who may experience future deterioration of financial condition, the value of such securities may decline and could result in a write down through income, which could have an adverse effect on our financial condition, results of operations and liquidity.

In addition, from time to time we may restructure portions of our investment securities portfolio as part of our asset liability management strategies or in response to liquidity needs, and we may incur losses, which may be material, in connection with any such restructuring. We currently have a significant amount of unrealized losses in our securities portfolio. These losses are largely the result of the rising interest rate environment we experienced in 2022 and are continuing to experience in 2023. If we were to sell any of these securities before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs, we would be required to recognize these losses and the recognition of those losses could materially and adversely affect our results of operations, capital and financial condition.

The elimination of, and transition away from, LIBOR as a reference rate for financial contracts may negatively affect our income and expense and the value of various financial contracts.

On July 27, 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intended to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. Beginning on January 1, 2022, one-week and 2-month LIBOR are no longer being published, though overnight, 1-month, 3-month, 6-month and 12-month LIBOR are expected to be published until June 30, 2023.

Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. In light of this regulatory guidance,we implemented a transition plan to identify and modify our loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. We have begun negotiating loans using our preferred replacement index, the Secured Overnight Financing Rate ("SOFR"). For Pinnacle Financial's currently outstanding LIBOR-based loans, the timing and manner in which each customer's contract transitions to SOFR will vary on a case-by-case basis. Pinnacle Financial expects to complete all loan transitions by June 30, 2023, or, if later, the loan's next repricing date.

At December 31, 2022, approximately 15% of our total loan portfolio was indexed to 1-month, 3-month, 6-month and one-year LIBOR. Many of our loan agreements that are indexed to LIBOR include provisions that do not require us to default to any alternative index recommendations but instead allow us, in our sole discretion, to designate an alternative interest rate index in the event that LIBOR should become unavailable or unstable. While we believe these provisions within our loan agreements address the potential future unavailability of LIBOR, there can be no assurance that such provisions will be effective or that they, or our actions in this respect, will not be challenged by our borrowers.

The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on SOFR for contracts governed by U.S. law that have no or ineffective fallbacks, and in December 2022, the Federal Reserve adopted related implementing regulations. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities will not be adversely affected. As a result, and despite the enactment of the LIBOR Act, for the most commonly used LIBOR settings, the use or selection of a successor rate could expose us to risks associated with disputes and litigation with our customers and counterparties and other market participants in connection with implementing LIBOR fallback provisions.

In addition to loans, certain of our investment securities, funding sources and derivative contracts are also priced to LIBOR, like the subordinated notes we have issued and our trust preferred securities. At this time, it appears that SOFR is emerging as the replacement rate for instruments of these types when LIBOR is discontinued. The governing documents for the subordinated notes we have issued have fallback language in them that call for the transition to SOFR for purposes of determining the interest rate we will pay with respect to these notes when LIBOR is discontinued, but the governing documents for our trust preferred securities do not include any language addressing what replacement rate will be utilized when LIBOR is no longer quoted. Under the LIBOR Act and related Federal Reserve regulation, if applicable, the interest rates on these trust preferred securities will transition from three-month LIBOR to three-month term SOFR plus a tenor spread adjustment outlined in the Federal Reserve’s regulations plus the applicable spread that currently applies to these securities. The alternative rate may not be indicative of the rate we would have paid had LIBOR not been discontinued. If the LIBOR transition Act and the related Federal Reserve regulations do not apply to our trust preferred securities a replacement rate will need to be established and, the uncertainty around the calculation methodology by which interest is calculated could adversely affect the value of and return on these securities.

Credit and Lending Risks

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses.

We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders and music publishers. Certain industries, particularly hotel and motel operators, experienced adversity as a result of the COVID-19 pandemic, and, as a result, an increased level of borrowers in these industries were unable to perform under the original terms of their loan agreements with us during the pandemic, which negatively impacted our results of operations in 2020 and 2021. Economic conditions remained volatile throughout 2022, and the economic environment in our markets further weakens, including as a result of persistent high inflation, supply chain disruptions and labor shortages, our exposure to these industries or other concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional credit loss provisions, negatively impacting our results of operations and financial condition.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2022, our commercial and industrial loans accounted for approximately 35.3% of our total loans. Additionally, approximately 35.4% of our commercial real-estate loans at December 31, 2022 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses’ real estate. We expect to seek to expand the amount of these two types of loans in our portfolio during 2023. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, or other operational challenges like those resulting from supply chain disruption, labor shortages or inflationary pressures on their costs, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its obligations to us. If general economic conditions negatively impact the markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

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

Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing some of the construction and development loans that we hold. Reduced demand for new residential mortgage loans, whether the result of higher mortgage interest rates, inflationary pressures on building costs or other factors, could also cause reduced demand for mortgage loans, which would reduce our net interest income and noninterest income levels. If economic and real estate market conditions deteriorate in our markets, we may experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for credit losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

We make loans to portfolio companies of private equity firms and other loans that qualify as highly leveraged transactions. In certain instances, including during challenging economic environments, these loans may deteriorate and that deterioration may occur quickly. If the private equity sponsor is unwilling or unable to provide necessary support we may suffer losses on these loans that could materially and adversely affect our results of operations.

Our ability to grow our loan portfolio may be limited by, among other things, economic conditions, competition within our market areas, the timing of loan repayments, our ability to grow our core deposits, our ability to hire experienced bankers and seasonality.

Our ability to improve our results of operations is dependent upon, among other things, growing our loan portfolio and increasing net interest income. While we believe that our strategy to grow our loan portfolio is sound and our growth targets are achievable over an extended period of time, competition within our market areas is significant and as a result of that competition, as well as a worsening in general economic conditions, we may experience periods when our loan growth is muted or we could experience declines in our loan portfolio. We compete with both large regional and national financial institutions, who are sometimes able to offer more attractive interest rates and other financial terms than we choose to offer, and smaller community-based financial institutions who seek to offer a similar level of service to that which we offer. This competition can make loan growth challenging, particularly if we are unwilling to price loans at levels that would cause unacceptable levels of compression of our net interest margin or if we are unwilling to structure a loan in a manner that we believe results in a level of risk to us that we are not willing to accept.

Our ability to grow our loan portfolio is also dependent on our ability to fund loan growth. We primarily seek to fund our loan growth through stable, core deposits, but at times our ability to attract core deposits in amounts sufficient to fund our loan growth has been limited by competitive pressures in our markets, general economic conditions, and our business model that focuses principally on serving small to medium-sized businesses and their owners rather than a broad retail distribution strategy. As a result, at times our funding sources have consisted of greater amounts of non-core funding. Increased reliance on these non-core funding sources can negatively impact our net interest margin and our net interest income if the rates we pay on these non-core funding sources exceed the rates we would pay on core funding sources.

Larger banks, with a more developed retail footprint, and non-banks, who are able to operate with greater flexibility and lower cost structures due to less regulatory oversight, are better able to attract lower-cost retail deposits than we can, which at times causes us to utilize a larger percentage of noncore funding to fund our loan growth. Though we grew our core deposits meaningfully during the COVID-19 pandemic, as consumer spending subsequently increased and has remained elevated and as the level of M2 in the economy begins to shrink and competition from others for our customers to place their money (including U.S. treasuries) increases, our levels of core funding may decline. If we are unable to retain or attract core deposits at sufficient levels to fund our loan growth and our percentage of noncore funding rises to levels that approach our policy limits, we may need to modify our growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow for us to return to an acceptable level of noncore funding within a reasonable amount of time, any one of which actions could adversely affect our results of operations, particularly during periods of time when our net interest margin is experiencing compression. Moreover, loan growth throughout the year can fluctuate due in part to seasonality of the businesses of our borrowers and potential borrowers and the timing on loan repayments, particularly those of our borrowers with significant relationships with us, resulting from, among other things, excess levels of liquidity.

Much of our organic loan growth that we have experienced in recent years (and a key part of our loan growth strategy in 2023 and beyond) was the result not of strong loan demand but rather of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, if these advisors we hire are unable to cause their customers to move their relationships to us in the time periods that we are targeting (including as a result of the current elevated interest rate environment we are experiencing) or at all, or if we are unable to retain such business, our loan growth may be negatively affected, which could have a material adverse effect on our results of operations and financial condition.

In our efforts to continue to grow our loan portfolio, we have expanded the types of loans that we offer to certain specialty areas, like equipment financing and the financing of solar power generating projects, and these areas remain an important focus of our loan growth plans for 2023. Our ability to grow loans in these areas will be dependent on our ability to attract bankers with experience in these areas and those bankers’ ability to win new deals and projects in these spaces. It will also be important for us to adequately underwrite lending opportunities in these new specialty areas and price these transactions at levels that appropriately compensate us for the risks that we assume in these transactions.

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

An inability to maintain or raise funds in amounts necessary to meet our liquidity needs could have a substantial negative effect, individually or collectively, on Pinnacle Financial’s and Pinnacle Bank’s liquidity. Our access to funding sources in amounts adequate to finance our activities, including our loan growth, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, increased levels of indebtedness, a reduction in our published credit ratings, any damage to our reputation or any other decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as a decrease in the money supply as a result of actions by the Federal Reserve, severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets, require us to sell investment securities when they are in a loss position, cause our regulators to criticize our operations and have a material adverse effect on our results of operations or financial condition.

Deposit levels may be affected by a number of factors, including demands by customers, rates paid by competitors (particularly as it relates to brokered deposits and other noncore deposits), general interest rate levels, returns available to customers on alternative investments, government programs, general economic and market conditions and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB Cincinnati advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets. An increase in our reliance on noncore funding (particularly brokered time deposits) would increase our liquidity risk.

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

Federal and state bank regulators require Pinnacle Financial and Pinnacle Bank to maintain adequate levels of capital to support operations. At December 31, 2022, Pinnacle Financial’s and Pinnacle Bank’s regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. Growth in assets (either organically or as a result of acquisitions) at rates in excess of the rate at which our capital is increased through retained earnings, or significant losses, including as a result of selling investment securities that are in a loss position at the time of sale, will reduce our capital ratios unless we continue to increase capital. Failure by us to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities.

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

Our financial performance is highly dependent on the business environment in the markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, international trade disputes and retaliatory tariffs, supply chain disruptions, labor shortages, terrorist attacks, global pandemics, acts of war, or a combination of these or other factors. Economic conditions in certain industries in the markets in which we operate deteriorated rapidly in 2020 as a result of the COVID-19 pandemic. These challenges manifested themselves primarily within the hotel, restaurant, retail, commercial real estate and entertainment industries and contributed to increased levels of provisions for credit losses. In addition, inflation rose sharply at the end of 2021 and continued at heightened levels throughout 2022, and is currently expected to remain elevated in 2023. A worsening of business and economic conditions, or persistent inflationary pressures, and actions taken by the Federal Reserve in response thereto, or supply chain disruptions or labor shortages, generally or specifically in the principal markets in which we conduct business could have adverse effects, including the following:

–a decrease in deposit balances or the demand for loans and other products and services we offer;
–an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which could lead to higher levels of nonperforming assets, net charge-offs and provisions for credit losses;
–a decrease in the value of loans and other assets secured by real estate;
–a decrease in net interest income from our lending and deposit gathering activities; and
–an increase in competition resulting from financial services companies.

Although economic conditions have improved in most of our markets when compared to the first and second quarters of 2020 and we have returned our focus to growing earning assets, we and our customers began to experience an uncertain and volatile economic environment during 2022, and believe that it is possible we and our customers will continue to experience it in 2023, including as a result of issues of national security, health crises around the world, inflation, labor shortages and supply chain disruptions. There can be no assurance that these conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect our business, financial condition, and results of operations.

In addition, over the last several years, the federal government has shut down periodically, in some cases for prolonged periods. It is possible that the federal government may shut down again in the future, particularly in light of the evenly divided United States Congress. If a prolonged government shutdown occurs, it could significantly impact business and economic conditions generally or specifically in our principal markets, which could have a material adverse effect on our results of operations and financial condition.

Our operations are principally geographically concentrated in certain markets in the southeastern United States, and changes in local economic conditions could impact our profitability.

A significant percentage of our borrowers are situated in various MSAs in Tennessee, North Carolina, South Carolina and Virginia in which we operate. In December 2019, we expanded our operations into Georgia, in 2021 into Alabama and the Washington, D.C. area, and recently we have expanded into Kentucky. Our success significantly depends upon the growth in population, income levels, deposits, employment levels and housing starts in our markets, along with the continued attraction of business ventures to these areas, and our profitability is impacted by the changes in general economic conditions in these markets and other markets in which collateral securing our loans is located. We cannot assure you that economic conditions, including loan demand, in these markets will not remain challenged during 2023 or thereafter, and as a result, we may not be able to grow our loan portfolio in line with our expectations and the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively and materially impacted.

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

Pinnacle Bank holds a 49% interest in BHG. Our share of BHG’s earnings make up a significant portion of our recurring noninterest income, and as a result, a meaningful portion of our net income. While we have a significant stake in BHG, are entitled to designate two members of BHG’s five person board of managers and in some instances have protective rights to block BHG from engaging in certain activities, the other managers and members of BHG may make most decisions regarding BHG’s and its subsidiaries’ operations without our consent or approval. This includes a decision to sell the company or the other owners’ interest in the company. Any sale of all or a portion of our interest in BHG would adversely affect our recurring noninterest income. In addition, any sale of all or a portion of the other members' interest in BHG, including in connection with a capital raising transaction, could affect our governance rights in BHG and adversely affect our recurring noninterest income. Moreover, there are certain limitations on our ability to sell our interest in BHG without first offering BHG and the other members a right of first refusal, other than transfers in connection with an acquisition of Pinnacle Bank.

A significant portion of BHG’s revenue (and correspondingly our interest in any of BHG’s net profits) comes from the sale of loans originated by BHG to community banks. BHG, and its subsidiaries, also retain loans that they originate on their balance sheet and earn interest income on those loans. This practice requires more external funding of BHG’s business than the historical practice of routinely selling loans to other financial institutions and will likely increase BHG’s funding costs and operating expenses. It also increases BHG’s exposure to credit losses in its portfolio, which losses could materially and adversely impact BHG’s results of operations and Pinnacle Bank’s interest in BHG’s net profits. BHG’s decision whether to sell more loans through its auction platform or retain more loans on its balance sheet will impact BHG’s earnings and as a result its contribution to our recurring noninterest income. The sale of loans though the auction platform generates a gain on the sale that results in the income from the transaction being recorded in the period when the sale is consummated. Conversely, when BHG decides to retain a loan on its balance sheet, the income from that loan is recognized over the life of the loan.

BHG currently maintains an allowance for loan losses under the incurred loss method related to the loans it retains on its balance sheet, but will be required to adopt CECL effective October 1, 2023. This change is likely to require BHG to increase its allowance for loan losses, and is likely to increase the types of data BHG would need to collect and review to determine the appropriate level of its allowance for loan losses. In addition, this change may result in more volatility in the level of BHG’s allowance for loan losses. An increase, to the extent material, in BHG’s allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses could have a material adverse effect on BHG’s financial condition and results of operations, which would negatively impact our interest in BHG’s profits.

Future growth in contributions to our earnings from BHG and its subsidiaries will require that they continue to grow their business and increase the amount of loans that they are able to originate and sell, if not retained on BHG’s or a subsidiary’s balance sheet. In the event that BHG’s loan growth slows over historical levels, its loan sales decrease (including but not limited to as a result of regulatory, or other restrictions or limitations on banks that are the principal purchasers of BHG’s loans), the interest rates that BHG earns on its loans, or the spread between the rate BHG charges on its loans and the rates paid by banks who buy loans through the auction platform, decline or it experiences increased levels of loan losses or requests for substitutions on loans it previously originated and sold, its results of operations and our noninterest income would be adversely affected to amounts below those that BHG charges.

BHG currently operates in certain states without the need for a permit or any other license as its loans are principally commercial, business purpose loans that don’t trigger the need for licensure. In the event that BHG or its subsidiaries were required to register or become licensed in any state in which they operate, including as a result of their expanding into consumer lending or expanding into other lending areas like patient financing, or regulations are adopted that seek to limit BHG’s or its subsidiaries’ ability to operate in any jurisdiction or that seek to limit the amounts of interest that BHG can charge on its loans, BHG’s results of operations (and Pinnacle Bank’s interest in BHG’s net profits) could be materially and adversely affected.

Since our initial investment, BHG has expanded its operations to include commercial lending to other professional service firms like attorneys, accountants and others. Through subsidiaries that it owns, it also has expanded into patient financing, which involves making loans to individuals to finance medical expenses, particularly those where patients have high deductible health plans. BHG is also expanding into point-of-sale consumer lending and may further expand its business into other types of lending, which may not be as profitable as BHG’s current lending products or successful at all. These new product lines may involve more risk than BHG’s historical business and BHG’s loss rates may increase when compared to historical levels. Moreover, BHG and its subsidiaries will likely face greater regulatory scrutiny in certain of these lines of business that may increase BHG’s compliance costs and its risk of regulatory scrutiny. Failure to realize the expected revenue increases and/or other projected benefits from, and any increased compliance costs and regulatory scrutiny in connection with, any such expansion could have a negative impact on BHG’s business, which would negatively impact our interest in BHG’s profits and, consequently, our noninterest income.

BHG’s business is also subject to increased scrutiny by bank regulatory agencies as a result of our investment. The FDIC has published guidance related to the operation of marketplace lenders and banks’ business relationships with such lenders and other third parties in which banks are required to exercise increased oversight and ongoing monitoring and other responsibility for such third parties’ compliance with applicable regulatory guidance and requirements. As a result, we are subject to enhanced responsibility for and risk related to BHG and our relationship with it. BHG’s compliance costs have increased since our investment and are likely to continue to increase, including as a result of its new product lines, and its loan yields may be negatively impacted, which would negatively impact its results of operations and Pinnacle Bank’s interest in BHG’s net profits. If banks that are examined by the FDIC became restricted in their ability to buy loans originated by BHG, BHG’s business would be negatively impacted, which would negatively impact our interest in BHG’s profits.

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

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At December 31, 2022, our goodwill and other identifiable intangible assets totaled approximately $1.9 billion. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would adversely impact the capacity of Pinnacle Bank to pay dividends to Pinnacle Financial without seeking prior regulatory approval, which could adversely affect Pinnacle Financial’s ability to pay required interest payments on its outstanding indebtedness or to continue to pay dividends to its common and preferred shareholders.

Our selection of accounting policies and methods may affect our reported financial results.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, which may result in our reporting materially different results than would have been reported under a different alternative.

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

We had $881.9 million in general, hybrid and separate account BOLI contracts at December 31, 2022. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable, subject to certain exceptions. However, if we needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. We are also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by us at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. Investing in BOLI exposes us to liquidity, credit and interest rate risk, which could adversely affect our results of operations, financial condition and liquidity.

An ineffective risk management framework could have a material adverse effect on our strategic planning and our ability to mitigate risks and/or losses and could have adverse regulatory consequences.

We have implemented a risk management framework to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, fraud, operational, capital, cybersecurity, compliance, strategic and reputational risks. Our framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. In addition, our board of directors, in consultation with management, has adopted a risk appetite statement, which sets forth certain thresholds and limits to govern our overall risk profile. However, there is no assurance that our risk management framework, including the risk metrics under our risk appetite statement, will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and become subject to regulatory consequences, as a result of which our business, financial condition, results of operations or prospects could be materially adversely affected.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations, as well as cause legal or reputational harm.

We are dependent upon information technologies, computer systems and networks, including those we maintain and those maintained and provided to us by third parties, to conduct operations and are reliant on technology to help increase efficiency in our business. These systems could become unavailable or impaired due to a variety of causes, including storms and other natural disasters, terrorist attacks, fires, utility outages, internal or external theft or fraud, design defects, human error, misconduct or complications or failures encountered as existing systems are maintained, replaced or upgraded. For example, our financial, accounting, data processing, or other operating or security systems or infrastructure or those of third parties upon which we rely may fail to operate properly or become compromised, disabled or damaged, which could adversely affect our ability to process transactions or provide services. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and we may experience data losses in the course of such recovery. We continuously update the systems on which we rely to support our operations and growth and to remain compliant with all applicable laws, rules and regulations globally. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions that may occur in the course of such implementation challenges. We maintain a system of internal controls and security to mitigate the risks of many of these occurrences and maintain insurance coverage for certain risks; however, should an event, including a cyberattack (including a ransomware attack), occur that is not prevented or detected by our internal controls, causes an interruption, degradation or outage in service, or is uninsured against or in excess of applicable insurance limits, such occurrence could have an adverse effect on our business and our reputation, which, in turn, could have a material adverse effect on our financial condition, results of operations and liquidity.

Our operations rely on the secure processing, storage and transmission of confidential, proprietary, personal and other information in our computer systems and networks. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. We provide our customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. Our network, and the systems of parties with whom we contract or on which we rely, as well as those of our customers and regulators, could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, ransomware attacks, human error, natural disasters, power loss and other security breaches. Sources of attacks vary and may include hackers, disgruntled employees or vendors, organized crime, terrorists, foreign governments, corporate espionage and activists. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts or seeking to infiltrate legitimate transactions.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal use of web-based products and applications. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more prevalent and sophisticated and are extremely difficult to prevent. The techniques used by bad actors change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. Additionally, the existence of cyber attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. Consistent with industry trends, we remain at risk for attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents. Cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Service disruptions in cloud technologies or intrusion into those of our systems hosted on cloud-based technologies may lead to unauthorized access of, delays in accessing, or the loss of, data that is important to our businesses and may hinder our clients’ access to our products and services, which would negatively impact our operations which in turn could have a material adverse effect on our financial condition, results of operations and liquidity.

We spend significant capital and other resources to protect against the threat of security breaches and computer viruses, and may be required to spend significant capital and other resources to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our vendors, regulators or customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer, vendor or regulatory systems and networks) and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent or promptly detect security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and retain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions, including as a result of viruses or other attacks. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

As cyber threats continue to evolve, we will likely expend significant additional resources to continue to modify or enhance our protective measures, investigate and remediate any information security vulnerabilities, or respond to any changes to state or federal regulations, policy statements or laws concerning information systems or security. Any failure to maintain adequate security over our information systems, our technology-driven products and services or our customers’ personal and transactional information could negatively affect our business and our reputation and result in fines, penalties, or other costs, including litigation expense and/or additional compliance costs, all of which could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our financial condition, results of operations and liquidity.

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

We have assembled a senior management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth that we have experienced in recent years (and that we are seeking during 2023) was the result not of strong loan demand but rather of our ability to attract experienced financial services professionals as new associates of ours who have been able to attract customers from other financial institutions. We are continuing to deploy a similar hiring strategy in all of our markets, though in a rising rate environment it may be more difficult for these associates to attract their customers to the bank, particularly those with existing loans that are priced below current market rates. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we have to pay to hire and retain these experienced individuals (which has seen increased pressure in the current inflationary and competitive environment in which we are operating) could cause our noninterest expense levels to rise and negatively impact our results of operations.

Many of our key associates, and those we seek to hire, are experienced bankers who have been engaged in the business of commercial banking for a significant period of time. While we believe this model of hiring has contributed to our success, we face risks associated with this older workforce. Our compensation expense, including our healthcare costs, may exceed those of our peers on account of our older, more experienced associate base. Additionally, as the number of our long-term employees reaching retirement age increases, our ability to successfully plan for the transition of those associates’ clients to other associates becomes more important to our future success. If we are unable to successfully manage such transitions, our relationships with our clients may be negatively impacted and our results of operations may be negatively affected.

We are subject to regulatory oversight and certain litigation, and our expenses related to this regulatory oversight and litigation may adversely affect our results.

We are from time to time subject to certain litigation in the ordinary course of our business. As we have aggressively hired new revenue producing associates over the last six years we, and the associates we have hired, have also periodically been the subject of litigation and threatened litigation with these associates’ former employers. We may also be subject to claims related to our loan servicing programs, particularly those involving servicing of commercial real estate loans. These and other claims and legal actions, as well as supervisory and enforcement actions by our regulators, including the CFPB or other regulatory agencies with which we deal, including those with oversight of our loan servicing programs, could involve large monetary claims, capital directives, agreements with federal regulators, cease and desist penalties and orders and significant defense costs. The outcome of any such cases or actions is uncertain. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. We have made significant investments in data processing, management information systems and internet banking accessibility, but additional investments may be required or necessary. Our future success will depend in part upon our ability to create additional efficiencies in our operations through the use of technology. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot make assurances that our technological improvements will increase our operational efficiency or that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

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

From 2015 through 2017, we completed the acquisitions of CapitalMark, Magna, Avenue and BNC and made a significant investment in BHG. In 2019, we acquired Advocate Capital, and in 2022 we acquired the remaining 80% outstanding membership interest of

JB&B. We expect to continue to consider and explore opportunities to expand in our current markets and in select primarily high-growth markets in the southern portion of the United States through additional offices and also may consider expansion within these markets through additional acquisitions of all or part of other financial institutions or other financial services companies, including our recent de novo expansions into the Atlanta, Georgia, Huntsville and Birmingham, Alabama, Louisville, Kentucky and Washington, D.C. metro markets. These types of expansions, including the recent de novo expansions, involve various risks, including:

Management of Growth. We may be unable to successfully:

–maintain loan quality in the context of significant loan growth;
–identify and expand into suitable markets;
–obtain regulatory and other approvals;
–identify and acquire suitable sites for new banking offices;
–attract sufficient deposits and capital to fund anticipated loan growth;
–recruit seasoned professionals with significant experience and established books of business;
–maintain adequate common equity and regulatory capital;
–scale our technology platform and operational infrastructure;
–avoid diversion or disruption of our existing operations or management as well as those of the acquired institution;
–maintain adequate management personnel and systems to oversee and support such growth;
–maintain adequate internal audit, loan review and compliance functions; and
–implement additional policies, internal controls, procedures and operating systems required to support such growth.

Results of Operations. There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. If we are unable to grow our revenues in amounts necessary to support this higher expense base, our results of operations will be negatively impacted. Our growth strategy necessarily entails growth in overhead expenses as we add new offices and staff. Our historical results may not be indicative of future results or results that may be achieved as we continue to evaluate opportunities to increase the number and concentration of our offices in our newer markets.

Development of Offices. There are considerable costs involved in opening offices (particularly those in new markets), and new offices generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new offices we establish, including those we plan to establish in the markets to which we have recently expanded, can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. The same is true for our efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. Our expenses could be further increased if we encounter delays in opening any of our new offices, including as a result of supply chain disruptions and labor challenges currently affecting the construction industry. We may be unable to accomplish future office expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure or inability to receive any required regulatory approvals, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated construction or merger and acquisition costs or other factors. Finally, we have no assurance any office will be successful even after it has been established or acquired, as the case may be.

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

Infrastructure and Controls. We may not successfully implement improvements to, or integrate, our information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our systems, controls and procedures must be able to accommodate an increase in transaction volume and the infrastructure that comes with new products, offices, markets or any combination thereof. Thus, our growth strategy may divert management from our existing operation and may require us to incur additional expenditures to expand our administrative and operational infrastructure, which may adversely affect earnings, shareholder returns, and our efficiency ratio.

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

When we attempt to expand our business through mergers and acquisitions, we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded products or services. In addition to the general risks associated with our growth plans which are highlighted above, in general acquiring or merging with other banks, businesses or branches, particularly those in markets with which we are less familiar, involves various risks commonly associated with acquisitions, including, among other things:

–the time and costs associated with identifying and evaluating potential acquisition and merger targets;
–inaccuracies in the estimates and judgments used to evaluate credit, operations, culture, management and market risks with respect to an institution we acquire or with which we merge;
–the time and costs of evaluating new markets, hiring experienced local management, including as a result of de novo expansion into a market such as our expansions into the Atlanta, Georgia, Huntsville and Birmingham, Alabama, Louisville, Kentucky and Washington, D.C. metro markets, and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the significant costs of the expansion that we may incur, particularly in the first 12 to 24 months of operations;
–our ability to finance (or increase capital levels in connection with) an acquisition and possible dilution to our existing shareholders;
–the diversion of our management’s attention to the negotiation of a transaction and integration of an acquired company’s operations with ours;
–the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;
–entry into new markets where we have limited or no direct prior experience;
–closing delays and increased expenses related to the resolution of lawsuits filed by our shareholders or shareholders of companies we may seek to acquire;
–the inability to receive regulatory approvals timely or at all, including as a result of community objections, or such approvals being restrictively conditional; and
–risks associated with integrating the operations, technologies and personnel of the acquired business.

Though we expect to remain principally focused on organically growing our business in our existing markets (including our new markets) during 2023, we nonetheless may have opportunities to evaluate merger and acquisition opportunities that are presented to us in our current markets as well as other select markets throughout the southern portion of the United States and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities and related capital raising transactions may occur at any time. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and fully diluted earnings per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

Bank regulators are increasing regulatory scrutiny, and additional restrictions on financial institutions (or new interpretations of existing regulations) have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our results of operations and financial condition. Changes in state or federal tax laws or regulations can have a similar impact. State and municipal governments, including the State of Tennessee, could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies are expected to continue to be aggressive in responding to concerns and trends identified in examinations, including in the case of service charges banks impose on customers related to overdrafts and instances in which customers’ accounts do not have sufficient funds to cover items that are presented. These actions could include the issuance of additional formal or informal enforcement or supervisory actions and the imposition of monetary penalties, and whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, restrict our growth, increase our operating expenses, lower our non-interest income or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions.

Negative developments in the financial services industry and the impact of recently enacted or new legislation (or interpretation of existing legislation) in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, business policies, capital strategies, compensation or operating plans.

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

Additionally, we are subject to laws regarding our handling, disclosure and processing of personal and confidential information of certain parties, such as our employees, customers, suppliers, counterparties and other third parties. The Gramm-Leach-Bliley Act requires us to periodically disclose our privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties, under certain circumstances. Other laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. We are subject to laws that require us to implement a comprehensive information security program that includes administrative, technical and physical safeguards to protect the security and confidentiality of customer records and information. Additionally, other legislative and regulatory activity continue to lend uncertainty to privacy compliance requirements that impact our business. We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The potential effects of pending legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Failure to meet regulatory capital standards could have a material adverse effect on our business, including damaging the confidence of customers in us, adversely impacting our reputation and competitive position and retention of key personnel. Any of these developments could limit our access to:

–brokered deposits;
–the Federal Reserve discount window;
–advances from the FHLB;
–capital markets transactions; and
–development of new financial services.

Failure to meet regulatory capital standards may also result in higher FDIC assessments. If we fall below guidelines for being deemed “adequately capitalized” the FDIC or Federal Reserve could impose restrictions on our activities and a broad range of regulatory requirements in order to effect “prompt corrective action.” The capital requirements applicable to us are in a process of continuous evaluation and revision in connection with actions of the Basel Committee and our regulators. In September 2022, the Federal bank regulatory agencies publicly confirmed their joint commitment to implementing Basel IV in the United States, but did not provide any details or expected timing of such rules. We cannot predict the final form, timing or the effects of these regulations on our business, but among the possible effects are requirements that we slow our rate of growth or obtain additional capital which could reduce our earnings or dilute our existing shareholders.

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

The Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, requires financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures and maintain staffing levels that are sufficient for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new offices, as well as additional operating expenses to add staff and/or technological enhancements to our systems to better comply with our obligations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Securities

The price of our capital stock may be volatile or may decline.

The trading price of our capital stock may fluctuate as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our capital stock. Among the factors that could affect the price of the shares of our common stock and the depositary shares representing fractional interests in our Series B Preferred Stock are:

–actual or anticipated quarterly fluctuations in our results of operations and financial condition;
–changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
–failure to meet analysts’ or our own published estimates regarding earnings and the various financial measures that make up our earnings;
–speculation in the press or investment community;
–strategic actions by us or our competitors;
–actions by institutional shareholders;
–fluctuations in the stock price and operating results of our competitors;
–general market conditions and, in particular, developments related to market conditions for the financial services industry;
–market perceptions about the innovation economy, including levels of funding or "exit" activities of companies in the industries we serve;
–proposed or adopted regulatory changes or developments;
–changes in the political climate;
–market reactions to social media messages or posts;

–anticipated or pending investigations, proceedings or litigation that involve or affect us; and
–domestic and international economic and social factors unrelated to our performance.

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

We may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock, including in connection with acquisitions. We may sell these shares at prices below the then current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions (as we did in connection with our acquisition of BNC and certain of our other acquisitions) or investments in fee-related or other businesses (as we did with BHG), which could also dilute shareholder ownership.

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

Pinnacle Bank owns 49% of the outstanding equity interests of BHG, and its right to participate in any distribution of the assets of BHG upon its liquidation, reorganization, receivership or conservatorship (and thus the ability of the holders of the Series B Preferred Stock and the holders of the depositary shares to benefit indirectly from such distribution) will rank junior to the prior claims of BHG’s creditors. Moreover, Pinnacle Bank’s 49% ownership interest in BHG and minority board representation on BHG’s board means that Pinnacle Bank cannot on its own cause BHG to make distributions to Pinnacle Bank that could be used to pay dividends to Pinnacle Financial and thereafter used to pay dividends on the Series B Preferred Stock. In addition, BHG is a party to various agreements related to its indebtedness pursuant to which BHG’s ability to make distributions to Pinnacle Bank may be limited.

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

Dividends on the Series B Preferred Stock are non-cumulative and discretionary, not mandatory. Consequently, if our board of directors does not authorize and declare a dividend for any dividend period, the holder of the Series B Preferred Stock, and therefore the holders of the depositary shares, will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and be payable. We will have no obligation to pay dividends for such dividend period, whether or not dividends are authorized and declared for any subsequent dividend period with respect to the Series B Preferred Stock. Our board of directors may determine that it would be in our best interests to pay less than the full amount of the stated dividends on the Series B Preferred Stock or no dividend for any dividend period even if funds are available. Factors that would be considered by our board of directors in making this determination include our financial condition, liquidity and capital needs, the impact of current and pending legislation and regulations, economic conditions, our ability to service any equity or debt obligations senior to the Series B Preferred Stock, any credit agreements to which we may become a party, tax considerations and such other factors as our board of directors may deem relevant.

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

At December 31, 2022, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling approximately $133.0 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by Pinnacle Financial, and the accompanying subordinated debentures are senior to shares of Pinnacle Financial’s common stock and preferred stock. As a result, Pinnacle Financial must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock or preferred stock and, in the event of Pinnacle Financial’s bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial’s preferred stock, and thereafter its common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock or preferred stock.

Pinnacle Financial and Pinnacle Bank have in the past issued subordinated indebtedness the holders of which have rights that are senior to those of Pinnacle Financial’s shareholders.

From time to time, Pinnacle Financial and Pinnacle Bank have issued, and in connection with the Avenue merger and BNC merger, assumed, subordinated notes. At December 31, 2022, Pinnacle Financial had an aggregate of $300.0 million of subordinated notes outstanding, not including the subordinated debentures issued in connection with our trust preferred securities; Pinnacle Bank did not have any subordinated notes outstanding at December 31, 2022. Moreover, the notes we have issued rank senior to shares of Pinnacle Financial’s common and preferred stock and Pinnacle Bank’s subordinated indebtedness, if any be outstanding from time to time, is structurally senior to the rights of the holders of Pinnacle Financial’s common and preferred stock. In the event of any bankruptcy, dissolution or liquidation of Pinnacle Financial, these notes, along with Pinnacle Financial’s other indebtedness, would have to be repaid before Pinnacle Financial’s shareholders would be entitled to receive any of the assets of Pinnacle Financial.

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

Our amended and restated charter, as amended, and bylaws, as amended, contain various provisions that could have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control of Pinnacle Financial. These provisions include:

–a provision requiring our board of directors to take into account specific factors when considering an acquisition proposal;
–a provision that all extraordinary corporate transactions to which we are a party must be approved by a majority of the directors and a majority of the shares entitled to vote;
–a provision that any special meeting of our shareholders may be called only by our chairman, our chief executive officer, our president, our board of directors, or the holders of 25% of the outstanding shares of our voting stock that have held those shares for at least one year; and
–a provision establishing certain advance notice procedures for nomination of candidates for election as directors at an annual or special meeting of shareholders at which directors are elected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 150 Third Avenue South, Suite 900, Nashville, Tennessee. At December 31, 2022, we conducted branch banking operations in 123 offices in six states. These offices include both owned and leased facilities as follows:

State	Owned	Leased	Total
Alabama	—	2	2
Tennessee	31	20	51
Georgia	—	2	2
North Carolina	28	10	38
South Carolina	10	10	20
Virginia	7	3	10
	76	47	123

ITEM 3.  LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is party arise from time to time in the normal course of business. Management does not expect the ultimate disposition of these proceedings to have a material adverse effect on Pinnacle Financial's business, financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle Financial's common stock is traded on the Nasdaq Global Select Market under the symbol "PNFP" and has traded on that market since July 3, 2006. As of February 22, 2023, Pinnacle Financial had approximately 4,080 shareholders of record.

In connection with the settlement of income tax liabilities associated with the Company's equity compensation plans, Pinnacle Financial repurchased shares of its common stock during the quarter ended December 31, 2022 as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2022 to October 31, 2022	4,000	$84.05	—	125,000,000
November 1, 2022 to November 30, 2022	12	84.46	—	125,000,000
December 1, 2022 to December 31, 2022	24	73.56	—	125,000,000
Total	4,036	$84.00	—	125,000,000

(1) During the quarter ended December 31, 2022, 16,277 shares of restricted stock previously awarded to certain of our associates vested. We withheld 4,036 shares to satisfy tax withholding requirements associated with their vesting.

(2) On January 18, 2022, the board of directors authorized a share repurchase program for up to $125.0 million of Pinnacle Financial's outstanding common stock. The share repurchase program is set to expire on March 31, 2023 and the Board of Directors has authorized a $125.0 million share repurchase program that will commence upon expiration of the current program. This new program will expire on March 31, 2024. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase programs do not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the programs may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. Pinnacle Financial did not repurchase any shares of its common stock under its current repurchase plan during the year ended December 31, 2022.

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2022 and 2021 and our results of operations for each of the years in the three-year period ended December 31, 2022. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein, as well as the information included in Part I Item 1A "Risk Factors", and under the caption "Forward-Looking Statements".

Selected Financial Data

Set forth below is certain selected financial data related to the Company's operations for 2020, 2021 and 2022:

(dollars in thousands, except per share data)	2022	2021	2020(1)
Total assets	$41,970,021	$38,469,399	$34,932,860
Loans, net of unearned income	29,041,605	23,414,262	22,424,501
Allowance for credit losses	300,665	263,233	285,050
Total securities	6,637,920	6,070,152	4,615,040
Goodwill, core deposit and other intangible assets	1,881,528	1,853,630	1,862,147
Deposits and securities sold under agreements to repurchase	35,156,148	31,457,092	27,833,739
Advances from FHLB	464,436	888,681	1,087,927
Subordinated debt and other borrowings	424,055	423,172	670,575

(dollars in thousands, except per share data)	2022	2021	2020(1)
Shareholders' equity	5,519,392	5,310,607	4,904,611

Statement of Operations Data:
Interest income	$1,373,935	$1,031,214	$1,021,042
Interest expense	244,642	98,813	199,254
Net interest income	1,129,293	932,401	821,788
Provision for credit losses	67,925	16,126	203,815
Net interest income after provision for credit losses	1,061,368	916,275	617,973
Noninterest income	416,124	395,734	317,840
Noninterest expense	779,999	660,104	564,455
Income before income taxes	697,493	651,905	371,358
Income tax expense	136,751	124,582	59,037
Net income	560,742	527,323	312,321
Preferred stock dividends	15,192	15,192	7,596
Net income available to common shareholders	545,550	512,131	304,725

Per Share Data:
Earnings per share available to common shareholders – basic	$7.20	$6.79	$4.04
Weighted average common shares outstanding – basic	75,735,404	75,468,339	75,376,489
Earnings per share available to common shareholders – diluted	$7.17	$6.75	$4.03
Weighted average common shares outstanding – diluted	76,133,865	75,927,147	75,654,385
Common dividends per share	$0.88	$0.72	$0.64
Preferred dividends per share	$67.52	$67.52	$33.76
Book value per common share	$69.35	$66.89	$61.80
Common shares outstanding at end of period	76,454,020	76,142,726	75,850,323

Performance Ratios:
Return on average assets	1.37%	1.43%	0.94%
Return on average shareholders' equity	10.16%	10.02%	6.57%
Net interest margin	3.29%	3.02%	2.97%
Net interest spread	2.94%	2.87%	2.72%
Noninterest income to average assets	1.05%	1.11%	0.98%
Noninterest expense to average assets	1.96%	1.85%	1.75%
Efficiency ratio	50.47%	49.70%	49.53%
Average loan to average deposit ratio	80.35%	80.61%	88.11%
Avg. interest-earning assets to avg. interest-bearing liabilities	151.73%	149.63%	136.60%
Average equity to average total assets ratio	13.49%	14.31%	14.33%
Common stock dividend payout ratio	12.26%	10.67%	15.84%
Credit Quality Ratios:
Allowance for credit losses to nonaccrual loans	788.81%	833.83%	386.06%
Allowance for credit losses to total loans	1.04%	1.12%	1.27%
Nonperforming assets to total assets	0.11%	0.10%	0.25%
Nonperforming assets to total loans and other real estate	0.16%	0.17%	0.38%
Net loan charge-offs to average loans	0.10%	0.17%	0.18%

Capital Ratios(2):
Common equity Tier 1 capital	9.96%	10.93%	10.03%
Leverage	9.75%	9.70%	8.63%
Tier 1 capital	10.55%	11.67%	10.87%
Total capital	12.44%	13.84%	14.26%
(1)Information for the 2020 fiscal year includes adoption of FASB ASU 2016-13 on January 1, 2020 which introduces the current expected credit losses methodology which requires us to estimate all expected credit losses over the remaining life of our loan portfolio. The impact of the adoption of ASU 2016-13 is discussed throughout the remainder of this Annual Report on Form 10-K.
(2)Capital ratios are for Pinnacle Financial Partners, Inc.

Overview

General. Our fully diluted net income per common share for the year ended December 31, 2022 was $7.17 compared to fully diluted net income per common share of $6.75 and $4.03 for the years ended December 31, 2021 and 2020, respectively. At December 31, 2022, loans had increased by $5.6 billion to $29.0 billion as compared to $23.4 billion at December 31, 2021.

Results of operations. Our net interest income increased to $1.1 billion for 2022 compared to $932.4 million for 2021 and $821.8 million for 2020. The increase in 2022 as compared to 2021 was largely the result of organic loan growth and yield expansion in our earning asset portfolio. Partially offsetting the increase was a decrease in the interest and fees related to PPP loans and discount accretion associated with fair value adjustments as well as the rising cost of funds in 2022. The increase in 2021 as compared to 2020 was largely the result of lower cost of funds and organic loan growth.

Net interest income in 2022, 2021 and 2020 was affected by fluctuations in our net interest spread and for 2021 and 2020 was materially impacted by income on PPP loans. The net interest margin (the ratio of net interest income to average earning assets) for 2022 was 3.29% compared to 3.02% and 2.97% for 2021 and 2020, respectively.

Our provision for credit losses was $67.9 million for 2022 compared to $16.1 million in 2021 and $203.8 million in 2020. The increase in provision expense as compared to 2021 is primarily due to growth in the loan portfolio and the developing uncertain economic environment. Also contributing to provision expense in all periods were net charge-offs which were $26.5 million during 2022 compared to $38.7 million in 2021 and $39.4 million in 2020.

Noninterest income for 2022 compared to 2021 increased by $20.4 million, or 5.2%. The growth in noninterest income for 2022 compared to 2021 was in large part attributable to an increase in income from our equity method investment in Bankers Healthcare Group, LLC (BHG) of $23.2 million, or 19.0%, during the year ended December 31, 2022 compared to the same period in the prior year. Additionally, positively impacting noninterest income were wealth management revenues of $82.1 million for the year ended December 31, 2022 compared to $69.2 million for the same period in the prior year. Other noninterest income, which is the result of, among other things, fee revenue lines of business other than those specifically identified on the face of our consolidated income statement, also increased during the year ended December 31, 2022 by $6.6 million when compared to the same period in the prior year due in part to increases in interchange and other consumer fees when compared to 2021 and a $5.5 million gain on remeasurement of our previously held equity investment in JB&B Capital, LLC (JB&B), resulting from our bank subsidiary's acquisition on March 1, 2022 of the 80% equity interest of JB&B it did not previously own. The above increases were offset by a decrease in income from other equity investments of $12.5 million during 2022 when compared to 2021 as a result of several of our venture fund investments experiencing increased valuations in their underlying portfolios during the year ended December 31, 2022, but at lower amounts than those experienced during the same period in 2021 as well as gains on mortgage loans sold, net, which decreased by $25.2 million for the year ended December 31, 2022 as compared to 2021 primarily due to the increases in the interest rate environment.

Noninterest income for 2021 compared to 2020 increased by $77.9 million, or 24.5%. The growth in noninterest income for 2021 compared to 2020 was in large part attributable to an increase in income from our equity method investment in Bankers Healthcare Group, LLC (BHG) of $38.7 million, or 46.4%, during the year ended December 31, 2021 compared to the same period in the prior year. Additionally, positively impacting noninterest income were wealth management revenues of $69.2 million for the year ended December 31, 2021 compared to $56.1 million for the same period in the prior year. Other noninterest income also increased during the year ended December 31, 2021 by $46.9 million when compared to the same period in the prior year primarily due to an increase of $22.0 million in income from other equity investments and an increase of $16.3 million from interchange and other consumer fees when compared to 2020. The above increases were offset by a decrease in gains on mortgage loans sold, net, which decreased by $27.6 million for the year ended December 31, 2021 as compared to 2020 primarily due to the fluctuations in the interest rate environment and a decline in inventory of homes available-for-sale in our markets in 2021.

Noninterest expense for 2022 compared to 2021 increased by $119.9 million, or 18.2%. Impacting noninterest expense for the year ended December 31, 2022 as compared to 2021 was the $74.2 million increase in salaries and employee benefits. The change in salaries and employee benefits was primarily the result of an increase in our associate base to 3,241.5 full-time equivalent associates at December 31, 2022 from 2,841.0 at December 31, 2021 as well as annual merit increases awarded in the first quarter of 2022. Also contributing to the increase for 2022 compared to 2021 were cash and equity incentives which were $7.7 million, or 7.0% higher, in 2022. Noninterest expense categories, other than salaries and employee benefits, were $269.8 million during 2022 compared to $224.1 million during 2021. This increase is due primarily to overall growth in the infrastructure of the firm, additional locations added in 2022 and new technology implemented in 2022.

Noninterest expense for 2021 compared to 2020 increased by $95.6 million, or 16.9%. Impacting noninterest expense for the year ended December 31, 2021 as compared to 2020 was the $101.5 million increase in salaries and employee benefits. The change in salaries and employee benefits was primarily the result of an increase in our annual cash incentive plan accrual and an increase in equity compensation expense both due to accruals associated with achievement of above-target level performance during 2021 compared to 2020 when our performance resulted in below-target level achievement for cash and forfeiture of a portion of the equity awards we had issued with performance measures tied to 2020 performance equity incentives, as well as annual merit increases awarded in the first quarter of 2021 and an increase in our associate base to 2,841.0 at December 31, 2021 from 2,634.0 at December 31, 2020. Impacting the decrease in other noninterest expense during the year ended December 31, 2021 were $15.2 million in FHLB restructuring charges and $4.7 million in hedge termination charges recorded during the year ended December 31, 2020 that did not reoccur in 2021.

During the three years ended December 31, 2022, 2021 and 2020, we recorded income tax expense of $136.8 million, $124.6 million and $59.0 million, respectively. Our tax expense for the year ended December 31, 2020 was impacted by the adoption of CECL and the provision for credit losses recorded in response to the COVID-19 pandemic. Our effective tax rate for the years ended December 31, 2022, 2021 and 2020, was 19.6%, 19.1% and 15.9%, respectively.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 50.5%, 49.7%, and 49.5%, for the three years ended December 31, 2022, 2021 and 2020, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the year ended December 31, 2022 compared to the same period in 2021 and in 2021 as compared to 2020 were both positively and negatively impacted by the changes to noninterest expense, net interest income and noninterest income discussed above.

Net income for 2022 was $560.7 million compared to $527.3 million in 2021 and $312.3 million in 2020. Net income available to common shareholders for 2022 was $545.6 million compared to $512.1 million in 2021 and $304.7 million in 2020. The presentation of net income available to common shareholders (rather than net income available to shareholders) was required following the issuance of 9.0 million depositary shares, each representing a 1/40th interest in a share of our 6.75% fixed rate non-cumulative, perpetual preferred stock, Series B (Series B Preferred Stock) in the second quarter of 2020. Fully-diluted net income per common share was $7.17 for 2022 compared to $6.75 for 2021 and $4.03 for 2020. Net income in 2022 was primarily impacted positively by organic growth and yield expansion in our earning asset portfolio as well as increased earnings from our equity method investment in BHG offset by higher costs of funds and increases in salaries and employee benefits as described above. Net income in 2021 was primarily impacted positively by decreased provision expense incurred and lower cost of funds during 2021. Fully-diluted net income per common share in all periods presented was also impacted by the dividends paid on the Series B Preferred Stock. Additionally, positively impacting fully-diluted net income per common share in each of the years ended 2022, 2021 and 2020 were organic growth.

Financial Condition. Our loan balances increased by $5.6 billion, or 24.0%, to $29.0 billion during 2022 as compared to 2021. The increase is primarily the result of loans made to borrowers that principally operate or are located in our core markets, including the markets in which we recently expanded, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company offset in part by a decrease of $363.1 million of PPP loans in our portfolio as these loans were paid down or forgiven by the SBA. Loan growth was also positively impacted by the addition of certain specialty lending groups, including franchise lending and equipment lease financing.

At December 31, 2022, our allowance for credit losses was $300.7 million compared to $263.2 million at December 31, 2021. The increase in the allowance for credit losses is largely the result of growth in the loan portfolio and uncertainty in the economic environment.

Total deposits increased from $31.3 billion at December 31, 2021 to $35.0 billion at December 31, 2022, an increase of $3.7 billion, or 11.7%. Interest-bearing deposit growth during the year ended December 31, 2022, increased approximately $1.4 billion, or 20.7% from December 31, 2021, as a result of our intentional focus on gathering and retaining these deposits. Within our deposits, the ratio of core funding to total deposits decreased from 89.5% at December 31, 2021 to 86.9% at December 31, 2022. This decline is largely due to fluctuation in interest rates during 2022 resulting in increasing cost of funds.

We believe we have hired experienced relationship managers that have significant client portfolios and longstanding reputations within the communities we serve. As such, we believe they will attract more relationship managers to our firm as well as loans and deposits from new and existing small-and middle-market clients particularly if the economies in our principal markets continue to expand.

Capital and Liquidity. At December 31, 2022 and 2021, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. From time to time, we may be required to support the capital needs of our bank subsidiary. At December 31, 2022, we had approximately $186.6 million of cash at the holding company which could be used to support our bank.

We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

On January 19, 2021, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program remained in effect through March 31, 2022. On January 18, 2022, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the share repurchase program that expired on March 31, 2022. The new authorization is to remain in effect through March 31, 2023. We did not repurchase any shares under either share repurchase program during the years ended December 31, 2022 or 2021, respectively. On January 17, 2023, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock to commence upon expiration of our existing share repurchase program that is set to expire on March 31, 2023. This authorization is to remain in effect through March 31, 2024.

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

Allowance for Credit Losses - Loans - The allowance for credit losses is estimated under the CECL methodology set forth in FASB ASC 326. The allowance for credit losses reflects management’s estimate of the the amount of credit losses expected to be recognized over the remaining life of the loans in our portfolio. This evaluation requires significant management judgment and is based upon relevant available information related to historical default and loss experience, current and projected economic conditions, and other portfolio-specific and environmental risk factors. Losses are predicted over a reasonable and supportable forecast period, and at the end of the reasonable and supportable period losses revert to long term historical averages. The allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. There are factors beyond our control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for credit losses. The allowance is adjusted through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off. See “Allowance for Credit Losses on Loans” elsewhere within this section as well as Note 1 - Summary of Significant Accounting Policies and Note 5 - Loans and Allowance for Credit Losses in the notes to consolidated financial statements included in Item 8. Financial Statements for additional information related to the allowance for credit losses.

Impairment of Goodwill - Goodwill is evaluated for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired as described in ASC 350. Accordingly, we performed a qualitative assessment by examining changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in the share price of our common stock. While we believe that the assumptions utilized in our testing are appropriate, they may not reflect actual outcomes that could occur. Specific factors that could negatively impact the assumptions used include significant fluctuations in our asset/liability balances or the composition of our balance sheet; a change in the overall valuation of the stock market, specifically bank stocks; performance of Southeast U.S. Banks; and our performance relative to peers. Changes in these assumptions, or any other key assumptions, could have a material impact on our qualitative assessment, resulting in the decision to perform additional procedures to identify and determine the amount of goodwill impairment, if any. Should it be determined in a future period that goodwill has become impaired, then a charge to earnings would be recorded in the period such determination is made. See Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements for additional information related to goodwill.

Results of Operations

The following is a summary of certain financial information as of or for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands, except per share data):

	Years ended December 31,		2022- 2021 Percent Increase (Decrease)	Year ended December 31,	2021 - 2020 Percent Increase (Decrease)
	2022	2021		2020
Income Statement:
Interest income	$1,373,935	$1,031,214	33.2%	$1,021,042	1.0%
Interest expense	244,642	98,813	>100%	199,254	(50.4)%
Net interest income	1,129,293	932,401	21.1%	821,788	13.5%
Provision for credit losses	67,925	16,126	>100%	203,815	(92.1)%
Net interest income after provision for credit losses	1,061,368	916,275	15.8%	617,973	48.3%
Noninterest income	416,124	395,734	5.2%	317,840	24.5%
Noninterest expense	779,999	660,104	18.2%	564,455	17.0%
Net income before income taxes	697,493	651,905	7.0%	371,358	75.5%
Income tax expense	136,751	124,582	9.8%	59,037	>100%
Net income	560,742	527,323	6.3%	312,321	68.8%
Preferred stock dividends	15,192	15,192	—%	7,596	100.0%
Net income available to common shareholders	$545,550	$512,131	6.5%	$304,725	68.1%
Per Share Data:
Basic net income per common share	$7.20	$6.79	6.0%	$4.04	68.1%
Diluted net income per common share	$7.17	$6.75	6.2%	$4.03	67.5%
Performance Ratios:
Return on average assets (1)	1.37%	1.43%	(4.2)%	0.94%	52.1%
Return on average shareholders' equity (2)	10.16%	10.02%	1.4%	6.57%	52.5%
Return on average common shareholders' equity (3)	10.58%	10.47%	1.1%	6.76%	54.9%
Balance Sheet:
Loans, net of allowance for credit losses	$28,740,940	$23,151,029	24.2%	$22,139,451	4.6%
Deposits	$34,961,238	$31,304,533	11.7%	$27,705,575	13.0%
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

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our revenues. For the year ended December 31, 2022, we recorded net interest income of approximately $1.1 billion, which resulted in a net interest margin of 3.29%. For the year ended December 31, 2021, we recorded net interest income of approximately $932.4 million, which resulted in a net interest margin of 3.02%. For the year ended December 31, 2020, we recorded net interest income of approximately $821.8 million, which resulted in a net interest margin of 2.97%. The increase in net interest income in 2022 as compared to 2021 was largely the result of organic loan growth and yield expansion in our earning asset portfolio. Partially offsetting the increase was a decrease in the interest and fees related to PPP loans and discount accretion associated with fair value adjustments as well as the rising cost of funds in 2022. The increase in net interest income in 2021 as compared to 2020 was largely the result of lower cost of funds and organic loan growth.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions, through changes to the federal funds rate. Our loan portfolio is affected by changes in the prime interest rate. During 2022, the prime rate increased 425 basis points to 7.50% at December 31, 2022. Our loan portfolio is also impacted by changes in LIBOR. At December 31, 2022, the one-month and three-month U.S. dollar LIBOR rates were 4.39% and 4.75%, respectively, while at December 31, 2021, the one-month and three-month U.S. dollar LIBOR rates were 0.10% and 0.21%, respectively, and at December 31, 2020, the one-month and three-month U.S. dollar LIBOR rates were 0.14% and 0.24% respectively. As a result of reference rate reform and the expected discontinuation of LIBOR by June 30, 2023, Pinnacle Financial has begun implementation of its transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. Pinnacle Financial has begun negotiating loans using its preferred replacement index, SOFR. For Pinnacle Financial's currently outstanding LIBOR-based loans, the timing and manner in which each customer's contract transitions to SOFR will vary on a case-by-case basis. Pinnacle Financial expects to complete all loan transitions by June 30, 2023.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2022 (in thousands):

	2022			2021			2020
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1) (2)	$26,182,102	$1,182,492	4.62%	$23,060,949	$924,043	4.09%	$21,824,841	$919,744	4.30%
Securities:
Taxable	3,405,346	67,063	1.97%	2,711,044	34,769	1.28%	2,136,437	35,663	1.67%
Tax-exempt (2)	3,013,505	81,522	3.26%	2,534,653	64,848	3.09%	2,114,277	58,867	3.35%
Interest-bearing due from banks	1,815,251	23,206	1.28%	3,056,555	3,853	0.13%	2,410,611	4,038	0.17%
Securities purchased under agreements to resell	1,010,443	14,106	1.40%	426,027	1,440	0.34%	—	—	—%
Federal funds sold	—	—	—%	9,964	—	—%	22,342	30	0.14%
Other	181,824	5,546	3.05%	160,066	2,261	1.41%	153,345	2,700	1.76%
Total interest-earning assets	35,608,471	1,373,935	3.98%	31,959,258	1,031,214	3.33%	28,661,853	1,021,042	3.67%
Nonearning assets:
Intangible assets	1,877,870			1,858,119			1,867,007
Other nonearning assets	2,324,564			1,875,255			1,805,677
Total assets	$39,810,905			$35,692,632			$32,334,537
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	6,737,026	63,549	0.94%	5,578,632	9,887	0.18%	4,602,683	19,542	0.42%
Savings and money market	12,695,974	112,218	0.88%	11,437,779	22,823	0.20%	9,623,790	45,364	0.47%
Time deposits	2,478,629	28,352	1.14%	2,682,315	21,406	0.80%	4,162,523	70,641	1.70%
Total interest-bearing deposits	21,911,629	204,119	0.93%	19,698,726	54,116	0.27%	18,388,996	135,547	0.74%
Securities sold under agreements to repurchase	203,082	794	0.39%	155,888	239	0.15%	150,118	350	0.23%
Federal Home Loan Bank advances	923,964	20,848	2.26%	899,785	18,111	2.01%	1,750,578	33,135	1.89%
Subordinated debt and other borrowings	429,169	18,881	4.40%	604,081	26,347	4.36%	692,169	30,222	4.37%
Total interest-bearing liabilities	23,467,844	244,642	1.04%	21,358,480	98,813	0.46%	20,981,861	199,254	0.95%
Noninterest-bearing deposits	10,674,249	—	—%	8,910,349	—	—%	6,380,155	—	—%
Total deposits and interest- bearing liabilities	34,142,093	244,642	0.72%	30,268,829	98,813	0.33%	27,362,016	199,254	0.73%
Other liabilities	297,409			314,650			337,855
Total liabilities	34,439,502			30,583,479			27,699,871
Shareholders' equity	5,371,403			5,109,153			4,634,666
Total liabilities and shareholders' equity	$39,810,905			$35,692,632			$32,334,537
Net interest income		$1,129,293			$932,401			$821,788
Net interest spread (3)			2.94%			2.87%			2.72%
Net interest margin (4)			3.29%			3.02%			2.97%
(1)Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in average loan balances.
(2)Yields computed on tax-exempt instruments on a tax equivalent basis and include $43.0 million, $33.8 million and $29.9 million of taxable equivalent income for the years ended December 31, 2022, 2021 and 2020, respectively. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3)Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2022 would have been 3.26% compared to a net interest spread for the years ended December 31, 2021 and 2020 of 3.01% and 2.94%, respectively.
(4)Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

For the year ended December 31, 2022, our net interest spread was 2.94%, while the net interest margin was 3.29% compared to a net interest spread of 2.87% for the year ended December 31, 2021 and 2.72% for the year ended December 31, 2020, and a net interest margin of 3.02% and 2.97%, respectively. Our net interest margin for the year ended December 31, 2022 reflects the rising short-term interest rate environment, including the impact of exceeding substantially all of our loan floors during the second and third quarters of 2022, and the deployment of excess funds in higher yielding loans offset in part by the diminishing impact of loans made and fees recognized pursuant to the PPP, declining levels of positive impact from purchase accounting as well as the competitive rate environments for loans and deposits in our markets. During the year ended December 31, 2022, our earning asset yield increased by 65 basis points and 31 basis points from the years ended December 31, 2021 and 2020, respectively, while total funding rates increased by 39 basis points and decreased by 1 basis point compared to the years ended December 31, 2021 and 2020, respectively. During 2022, the Federal Reserve raised short-term interest rates by 425 basis points and our current expectation is another 75 basis point increase during 2023, inclusive of the 25 basis points increase in February 2023.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. The additional on-balance sheet liquidity that we accumulated primarily due to government stimulus efforts during the COVID-19 pandemic has largely runoff as of December 31, 2022. As a result, we do not anticipate excess liquidity negatively impacting our net interest margin going forward as much as it did in 2020, 2021 and 2022. Our ‘most likely’ forecast has short-term interest rates moving higher through at least the first half of 2023. However, there is much uncertainty in the interest rate futures markets due to the currently high level of inflation present in the economy, the pace of the rate tightening cycle being led by the Federal Reserve Open Market Committee and what risks these present for a recession to occur in the near-term.

Rate and Volume Analysis. Net interest income increased by $196.9 million between the years ended December 31, 2022 and 2021 and by $110.6 million between the years ended December 31, 2021 and 2020. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2022 Compared to 2021 Increase (decrease) due to			2021 Compared to 2020 Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$126,581	$131,868	$258,449	$(46,950)	$51,249	$4,299
Securities:
Taxable	21,241	11,053	32,294	(9,226)	8,332	(894)
Tax-exempt	3,176	13,498	16,674	(6,566)	12,547	5,981
Interest-bearing due from banks	29,960	(10,607)	19,353	(1,149)	964	(185)
Securities purchased under agreements to resell	8,588	4,078	12,666	1,440	—	1,440
Federal funds sold	—	—	—	(24)	(6)	(30)
Other	2,812	473	3,285	(548)	109	(439)
Total interest-earning assets	192,358	150,363	342,721	(63,023)	73,195	10,172

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	47,417	6,245	53,662	(12,621)	2,966	(9,655)
Savings and money market	82,572	6,823	89,395	(28,848)	6,307	(22,541)
Time deposits	8,858	(1,912)	6,946	(31,569)	(17,666)	(49,235)
Total deposits	138,847	11,156	150,003	(73,038)	(8,393)	(81,431)
Securities sold under agreements to repurchase	435	120	555	(122)	11	(111)
Federal Home Loan Bank advances	2,250	487	2,737	1,560	(16,584)	(15,024)
Subordinated debt and other borrowings	201	(7,667)	(7,466)	(47)	(3,828)	(3,875)
Total interest-bearing liabilities	141,733	4,096	145,829	(71,647)	(28,794)	(100,441)
Net interest income	$50,625	$146,267	$196,892	$8,624	$101,989	$110,613

Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume.

Provision for Credit Losses. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. The provision for credit losses amounted to $67.9 million, $16.1 million and $203.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Provision expense is impacted by organic loan growth in our loan portfolio, our internal assessment of the credit quality of the loan portfolio, recent historical and projected future economic conditions and net charge-offs. The increase in provision expense during 2022 as compared to 2021 is primarily due to growth in the loan portfolio and deterioration in the projected macroeconomic factors due to the uncertain economic environment. The lower provision for credit losses during 2021 as compared to 2020 was the result of improvements in the current and projected economic conditions as compared to the economic deterioration which occurred or was anticipated during 2020 related to the COVID-19 pandemic. Also contributing to the provision expense in 2022 when compared to the 2021 and 2020 comparable periods were net charge-offs, which totaled $26.5 million, $38.7 million and $39.4 million, respectively.

Our allowance for credit losses reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses assessment methodology. At December 31, 2022, our allowance for credit losses as a percentage of total loans was 1.04%, down from 1.12% at December 31, 2021.

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

The following is our noninterest income for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Years ended December 31,		2022 - 2021 Percent Increase (Decrease)	Year ended December 31,	2021 - 2020 Percent Increase (Decrease)
	2022	2021		2020
Noninterest income:
Service charges on deposit accounts	$44,675	$41,311	8.1%	$34,282	20.5%
Investment services	46,441	37,917	22.5%	29,537	28.4%
Insurance sales commissions	12,186	10,516	15.9%	10,055	4.6%
Gains on mortgage loans sold, net	7,268	32,424	(77.6)%	60,042	(46.0)%
Investment gains on sales, net	156	759	(79.5)%	986	(23.0)%
Trust fees	23,511	20,724	13.5%	16,496	25.6%
Income from equity method investment	145,466	122,274	19.0%	83,539	46.4%
Other noninterest income:
Interchange and other consumer fees	68,022	57,263	18.8%	40,960	39.8%
Bank-owned life insurance	21,033	18,942	11.0%	18,784	0.8%
Loan swap fees	5,812	5,414	7.4%	4,568	18.5%
SBA loan sales	7,036	12,242	(42.5)%	5,579	>100%
Income from other equity investments	10,605	23,109	(54.1)%	1,072	>100%
Other noninterest income	23,913	12,839	86.3%	11,940	7.5%
Total other noninterest income	136,421	129,809	5.1%	82,903	56.6%
Total noninterest income	$416,124	$395,734	5.2%	$317,840	24.5%

The increase in service charges on deposit accounts in 2022 compared to 2021 and 2021 compared to 2020 is is the result of increased transaction volumes in commercial checking accounts which we believe is the result of the increased economic activity in our markets in each of the periods presented. We expect future service charge revenues to be negatively impacted by the changes to our insufficient funds programs implemented in the second half of 2022 as a result of which we eliminated NSF fees on consumer accounts, reduced overdraft fees for paid items, established an overdraft cushion of $15 for consumers and reduced the maximum number of overdraft paid item charges per day.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. Commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, and fees from our wealth advisory group, PNFP Capital Markets, Inc., were $46.4 million for the year ended December 31, 2022, compared to $37.9 million during 2021 and $29.5 million during 2020, reflecting increases in brokerage assets. At December 31, 2022, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $8.0 billion in brokerage assets compared to $7.2 billion and $5.5 billion at December 31, 2021 and 2020, respectively. Revenues from the sale of insurance products by our insurance agency subsidiaries were approximately $12.2 million during 2022 compared to $10.5 million and $10.1 million during 2021 and 2020, respectively. Additionally, at December 31, 2022, our trust department was receiving fees on approximately $4.6 billion and $2.0 billion of managed and custodied assets, respectively, compared to approximately $4.7 billion and $2.1 billion at December 31, 2021 and $3.3 billion and $1.7 billion at December 31, 2020. We believe the improvement in the results of our wealth management businesses in 2022 compared to 2021 is primarily attributable to an increased number of wealth management advisors and corresponding client acquisition while the improvement between 2021 and 2020 is primarily attributable to increased market valuations reflective of a stabilizing economy following the initial impact of the COVID-19 pandemic.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from period to period as the rate environment changes. Gains on mortgage loans sold, net, were $7.3 million, $32.4 million and $60.0 million, respectively, for the years ended December 31, 2022, 2021 and 2020. The decreases in 2022 compared to 2021 and 2021 compared to 2020 are the direct result of the increases in the rate environment negatively impacting both refinancing and new purchase originations. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program whereby the hedge protects against changes in the fair value of the pipeline. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. The change in the fair value of the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At December 31, 2022, the mortgage pipeline included $46.9 million in loans expected to close in 2023 compared to $136.7 million in loans at December 31, 2021 expected to close in 2022.

Investment gains and losses on sales, net, represent the net gains and losses on sales of investment securities in our available-for-sale securities portfolio during the periods noted. For the year ended December 31, 2022, investment gains (losses) on sales, net, represent a $156,000 net pre-tax gain we recognized upon the sale of $29.5 million of investment securities compared to a $759,000 net pre-tax gain we recognized upon the sale of $37.5 million of investment securities in 2021 compared to a $986,000 net pre-tax gain on the sale of $145.6 million of investment securities in 2020.

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

Income from this equity-method investment was $145.5 million for the year ended December 31, 2022 compared to $122.3 million and $83.5 million for the years ended December 31, 2021 and 2020, respectively. The increased level of contribution we experienced from BHG in 2022 as compared to 2021 as compared to 2020 reflects the positive results BHG experienced as a result of enhancements to its business model, including its marketing efforts. Results in 2021 as compared to 2020 also included a diminished impact from the COVID-19 pandemic and the resulting release of reserves BHG built in 2020 as a result of the COVID-19 pandemic. Historically, BHG has sold the majority of the loans it originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. In recent years, BHG began an effort to retain more loans on its balance sheet. BHG’s decision to sell loans through its auction platform or retain loans on its balance sheet will be impacted by a variety of factors, including interest rates as well as demand levels from the community bank network of buyers to whom BHG markets these loans. In a rising rate environment, it may choose to sell more loans through its auction platform if the cost of financing loans on its balance sheet is not as attractive as a sale through its auction platform. During the fourth quarter of 2022, BHG accelerated its strategy of retaining more loans on its balance sheet, which was aided by expanding its liquidity platform through the establishment of three new borrowing facilities. These facilities, which are secured by loans on BHG's balance sheet, represent incremental funding sources to BHG. At December 31, 2022, BHG had fully drawn on one of these funding sources, a $500 million facility from a U.S. asset manager which carried an annualized interest rate of 7.95 percent. As a result of drawing on this facility, BHG elected to place fewer loans though its auction platform in the fourth quarter of 2022. Since 2020, BHG has completed six securitizations totaling $2.1 billion, with the latest securitization of $412 million having been completed in the third quarter of 2022. We anticipate that BHG will complete additional securitizations in the future or otherwise establish other borrowing facilities to facilitate the retention of additional loans on BHG's balance sheet.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets of $512,000, $752,000 and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, there were $6.3 million of these intangible assets that are expected to be amortized in lesser amounts over the next 13 years. Also included in income from equity-method investment, is accretion income associated with the fair value of certain of BHG's liabilities of $718,000, $1.5 million and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, there were $500,000 of these liabilities that are expected to be accreted into income in lesser amounts over the next four years.

During the years ended December 31, 2022, 2021 and 2020, respectively, Pinnacle Financial and Pinnacle Bank received $63.1 million, $70.0 million and $53.0 million in dividends in the aggregate from BHG. Dividends from BHG during such periods reduced the carrying amount of our investment in BHG, while earnings from BHG during such periods increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. BHG partners with third party lenders, including Pinnacle Bank, to facilitate loan originations as part of BHG’s alternative financing portfolio, whereby BHG acts as the marketing firm and refers loans to the third party lenders for funding. The third party lenders receive a fee for each loan funded and subsequently sold to BHG. These loans are ultimately sold through BHG's network of clients, which includes Pinnacle Bank. During the years ended December 31, 2022, 2021 and 2020, respectively, BHG purchased $1.0 billion, $646.6 million and $453.8 million of loans originated by Pinnacle Bank, respectively. During the years ended December 31, 2022, 2021 and 2020, Pinnacle Bank purchased $125.6 million, $276.7 million and $100.0 million, respectively, of loans from BHG at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.50% and 6.00% per annum. At December 31, 2022 and 2021, there were $350.6 million and $319.1 million, respectively, of BHG joint venture program loans held by Pinnacle Bank.

As our ownership interest in BHG is 49% and our representatives do not occupy a majority of the seats on BHG's board of managers, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity-method investment in noninterest income. For the year ended December 31, 2022, BHG reported $1.1 billion in gross revenues, net of substitution losses of $101.7 million, compared to $735.5 million and $457.9 million in gross revenues, respectively, for the years ended December 31, 2021 and 2020, net of substitution losses of $91.8 million and $90.6 million, respectively. Earnings from BHG are likely to fluctuate from period-to-period. Approximately $640.7 million, or 57.7%, of BHG's revenues for the year ended December 31, 2022 related to gains on the sale of commercial and consumer loans compared to $507.5 million, or 69.0%, for the year ended December 31, 2021 and $347.4 million, or 75.9%, for the year ended December 31, 2020. These loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan, although the purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. At December 31, 2022 and 2021, there were $5.5 billion and $4.1 billion, respectively, of these loans previously sold by BHG that were being actively serviced by BHG's network of bank purchasers. BHG, at its sole option, may also provide purchasers of these loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. As a result, BHG maintained a liability as of December 31, 2022 and 2021 of $313.9 million and $207.3 million, respectively, that represents an estimate of the future losses for the outstanding previously sold loan portfolio that may be subject to future substitution due to payment default or prepayment. This liability represents 5.7% and 5.0%, respectively, of loans previously sold by BHG that remain outstanding as of December 31, 2022 and 2021, respectively. The increase in this liability for the year ended December 31, 2022 compared to the year ended December 31, 2021 was principally the result of an increase in the amount of loans sold by BHG to financial institutions and increases in BHG management's estimate of future substitution losses due to economic uncertainty.

In addition to these loans that BHG sells into its auction market, at December 31, 2022, BHG reported balance sheet loans totaling $3.6 billion compared to $2.2 billion as of December 31, 2021. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At December 31, 2022 and 2021, BHG had $2.7 billion and $1.6 billion, respectively, of secured borrowings associated with loans held for investment. At December 31, 2022 and 2021, BHG reported allowance for loan losses totaling $146.9 million and $46.7 million, respectively, with respect to the loans on its balance sheet. The increase in allowance for loan losses for the year ended December 31, 2022 compared to the year ended December 31, 2021 was principally the result of growth in the balance sheet loan portfolio and the uncertain economic environment. BHG records its allowance for loan losses under the incurred loss method, but will be required to adopt CECL effective October 1, 2023. Interest income and fees associated with these on-balance sheet loans amounted to $431.8 million, $208.5 million and $92.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Pinnacle Bank has a participating interest in a $750.0 million revolving line of credit for the benefit of BHG in the amount of $150.0 million and a $150.0 million line of credit for the benefit of BHG in the amount of $30.0 million. At December 31, 2022, there was $88.3 million and $10.0 million outstanding balances on the lines related to Pinnacle Bank's interest in the lines, respectively. The lines accrue interest at SOFR plus 200 basis points and are secured by all assets of BHG. The credit agreements contain covenants requiring BHG to maintain certain financial ratios and satisfy certain other affirmative and negative covenants. At December 31, 2022, neither BHG nor the originating bank had represented to Pinnacle Bank that BHG was not in compliance, in all material respects, with these covenants.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased 18.8% during the year ended December 31, 2022 as compared to the same period in 2021 due to increased commercial credit card volumes period-over-period. Other noninterest income also included changes in the cash surrender value of bank-owned life insurance (BOLI) which was $21.0 million for the year ended December 31, 2022 compared to $18.9 million and $18.8 million for the years ended December 31, 2021 and 2020, respectively. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. During 2022, we purchased an additional $100 million of bank owned life insurance. We made no purchases of BOLI policies in 2021. Loan swap fees increased by $398,000 and $846,000 during the year ended December 31, 2022 as compared to the same periods in 2021 and 2020, respectively, due primarily to a change in the volume of activity resulting from the then current interest rate environment. SBA loan sales are also included in other noninterest income and fluctuate based on the current market conditions which is reflected in the decrease in 2022 as compared to 2021. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investment. Income related to these investments decreased $12.5 million during 2022 when compared to 2021 and increased $22.0 million during 2021 when compared to 2020 each as a result of several of our venture fund investments experiencing increased valuations in their underlying portfolios during the year ended December 31, 2022, but at lower amounts than those experienced during the same period in 2021. The other components of other noninterest income increased $11.1 million in 2022 when compared to 2021 and is largely the result of a $5.5 million gain on remeasurement of our previously held equity investment in JB&B, resulting from our bank subsidiary's acquisition on March 1, 2022 of the 80% equity interests of JB&B it did not previously own. The other components of other noninterest income changed only slightly during the year ended December 31, 2021 as compared to the same period in 2020 and include all other noninterest income not included in the above noted categories.

Noninterest Expense. The following is our noninterest expense for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Years ended December 31,		2022 - 2021 Percent Increase (Decrease)	Year ended December 31,	2021 - 2020 Percent Increase (Decrease)
	2022	2021		2020
Noninterest expense:
Salaries and employee benefits:
Salaries	$293,167	$241,775	21.3%	$215,542	12.2%
Commissions	24,840	22,286	11.5%	15,677	42.2%
Cash and equity incentives	116,984	109,290	7.0%	52,878	>100%
Employee benefits and other	75,184	62,655	20.0%	50,386	24.4%
Total salaries and employee benefits	510,175	436,006	17.0%	334,483	30.4%
Equipment and occupancy	109,672	95,250	15.1%	88,475	7.7%
Other real estate (benefit) expense, net	280	(712)	>100%	8,555	(<100%)
Marketing and business development	21,073	12,888	63.5%	10,693	20.5%
Postage and supplies	10,168	8,195	24.1%	7,819	4.8%
Amortization of intangibles	7,810	8,518	(8.3)%	9,793	(13.0)%

	Years ended December 31,		2022 - 2021 Percent Increase (Decrease)	Year ended December 31,	2021 - 2020 Percent Increase (Decrease)
	2022	2021		2020
Other noninterest expense:
Deposit related expenses	28,972	24,003	20.7%	24,392	(1.6)%
Lending related expenses	52,700	39,578	33.2%	28,703	37.9%
Wealth management related expenses	2,565	1,950	31.5%	2,053	(5.0)%
Audit, exam and insurance expense	9,209	11,259	(18.2)%	10,596	6.3%
FHLB restructuring charges	—	—	—%	15,168	(100.0)%
Administrative and other expenses	27,375	23,169	18.2%	23,725	(2.3)%
Total other noninterest expense	120,821	99,959	20.9%	104,637	(4.5)%
Total noninterest expense	$779,999	$660,104	18.2%	$564,455	16.9%

The increase in total salaries and employee benefits expense in 2022 over 2021 is primarily the result of increases in our associate base as well as annual merit increases awarded in the first quarter of 2022. Also contributing to the increase for 2022 compared to 2021 was cash and equity incentives which were up $7.7 million, or 7.0%. The increase in total salaries and employee benefits expense in 2021 over 2020 is primarily the result of an increase in expenses associated with our annual cash incentive plan as well as stock-based compensation expense due to our performance during 2021 compared to 2020. Our performance in 2020 was notably impacted by the effects of COVID-19 on our anticipated earnings and performance for the year ended December 31, 2020.

At December 31, 2022, our associate base had expanded to 3,241.5 full-time equivalent associates as compared to 2,841.0 and 2,634.0 at December 31, 2021 and 2020, respectively, primarily resulting from our efforts to continue to hire experienced bankers and other associates throughout our footprint. We expect salary and benefit expenses will rise in 2023 compared to 2022 as we continue our focus on hiring experienced bankers in our markets as well as due to our increased associate base and annual merit increases given in the first quarter of each fiscal year.

Commissions expense represents compensation paid to our wealth management lines of business including investment services, trust, insurance and capital markets. Commissions expense for the year ended December 31, 2022 was 11.5% greater than in 2021 which was 42.2% greater than in 2020. The increase in 2022 as compared to 2021 and 2021 as compared to 2020 is primarily related to growth in our investment portfolio commissions as a result of increased activity in our wealth management lines of business and an increase in the number of wealth management associates. Commissions expense incurred related to the production of residential mortgages is recorded net of the related mortgage revenues.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our bank's non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our bank's associates participate in our equity compensation plans. Under the 2022 annual cash incentive plan, the targeted level of incentive payments required achievement of a certain soundness threshold and a targeted level of quarterly pre-tax, pre-provision net revenue (PPNR) and annual earnings per common share (subject to certain adjustments). To the extent that the soundness threshold is met and PPNR and earnings per common share are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. For 2022, maximum payouts under the plan could reach approximately 125% of target compared to 160% of target for 2021.

Cash incentives for 2022 totaled $76.8 million, compared to $84.1 million in 2021 and $33.9 million in 2020. The decrease in 2022 when compared to 2021 was the result of achieving 123% of target in 2022 compared to 160% of target for 2021. The increase in 2021 when compared to 2020 was primarily the result of the increase in the percentage of target of the payout from 65% of target in 2020 to 160% of target in 2021. As a result of our performance in 2020 the threshold for the plan's EPS target was not met, which resulted in a reduction in incentives earned under the annual cash incentive plan. In the third quarter of 2020, due to the effects of COVID-19 pandemic, the Human Resources and Compensation Committee of our board of directors approved an additional performance metric under the annual cash incentive plan tied to our adjusted pre-tax, pre-provision net revenue for the year ending December 31, 2020 (“PPNR”). Payouts for all participants based on the PPNR metric were between 15% and 25% of their targeted payouts under the plan at target and maximum performance levels. As a result of the addition of the PPNR performance metric, participants in the plan were able to earn a cash incentive payout under the plan based on the larger of the original plan metrics and the new PPNR performance metric and the original deposit volume and rate goals under the plan. The PPNR metric and the original deposit volume and rate goals were achieved at the maximum performance, resulting in payouts of 50% of the targeted payout; however, due to our results for 2020 and in consideration of the considerable effort our associates put forth during unusually difficult circumstances in 2020, the Human Resources and Compensation Committee approved an increase in the calculated award from 50 percent of target to 65 percent of target, which amounted to $6.8 million of additional expense in the fourth quarter of 2020.

Also included in cash and equity incentives for the years ended December 31, 2022, 2021 and 2020 were approximately $14.5 million, $12.1 million and $12.1 million, respectively, of compensation expenses related to equity-based restricted share awards and approximately $25.0 million, $12.9 million and $6.6 million, respectively, of compensation expenses related to equity-based restricted share units with either time-based or performance-based vesting criteria. We have not issued stock options since 2008. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization.

Our compensation expense associated with performance-based vesting equity awards for the year ended December 31, 2022 increased $12.1 million when compared to the same period in 2021 and $6.3 million for the year ended December 31, 2021 when compared to the same period in 2020. The increase when comparing 2021 to 2020 was primarily as a result of the fact that our performance in 2021 in regards to return on average tangible common equity and tangible book value per share accretion performance metrics relative to our peers provided for an above-target level payout. In January 2021, the Human Resources and Compensation Committee of our board of directors approved modifications to the performance metrics applicable to the 2021 and 2022 performance periods of our performance units previously awarded. These modifications replaced the return on average tangible assets performance metrics with two equally weighted metrics – return on average tangible common equity and tangible book value per share accretion including the impact of common dividends. Performance awards granted in January 2021 also utilize these modified metrics, as well as a relative total shareholder return ("TSR") payout modifier. In 2022, we again granted performance-based vesting equity awards with performance metrics tied to peer relative performance for return on average tangible common equity and tangible book value per share accretion, together with a TSR modifier, in each case over a three-year performance period. We also approved a special performance-based vesting restricted stock unit award to each of our named executive officers and our chief credit officer in 2022 with performance metrics tied to the ratio of our price to earnings and price to tangible book value per share relative to those measures for a peer group of companies. As a result, our compensation expense associated with performance-based equity awards for 2022 exceeded those levels that we recorded in 2021.

Our compensation expense associated with equity awards with time-based vesting criteria increased $2.4 million during 2022 when compared to 2021 and 2020. The change in this balance is a product of the hiring and termination of the associates during the respective periods and the number of equity grants given to associates during the respective periods as well as the grant date fair value of these equity grants.

Employee benefits and other expenses include costs associated with our 401k plan, health insurance, payroll taxes and contract labor. These expenses increased by $12.5 million, or 20.0%, in 2022 compared to 2021 which increased by $12.3 million, or 24.4%, in 2021 compared to 2020. These increases reflect the increase in our associate base in the respective periods, and in the case of our health insurance costs, increases in the premiums we paid for this coverage in 2022 compared to 2021 premium levels.

Our operating lease commitments are primarily related to our branch and headquarters facilities. The terms of these leases expire at various points ranging from 2023 through 2058. At December 31, 2022, our total minimum operating lease commitment was $159.0 million. Equipment and occupancy expense for the year ended December 31, 2022 was 15.1% greater than in 2021 which was 7.7% greater than in 2020. The increases are in part the result of the five new leased office locations that were opened, one in Virginia, one in Alabama, one in the North Carolina market and the two others in the Tennessee market during the year ended December 31, 2022. We expect to incur additional costs in future periods as we continue to enhance and expand our current locations, including in our new markets, and further develop our technology infrastructure. Additionally, during 2021, we announced our intention to move our corporate headquarters to an office tower under construction in Nashville, where we are a founding partner and sponsor of the project. This move is currently planned for 2025 and will impact equipment and occupancy costs as we plan for this move.

Other real estate for the year ended December 31, 2022 was an expense of $280,000 compared to a benefit of $712,000 in 2021 and expense of $8.6 million in 2020. The increase in 2022 as compared to 2021 was the result of net gains of $1.2 million on the sale of other real estate in 2021 compared to $200,000 in 2022. The decrease in 2021 as compared to 2020 was the result of write-downs in 2020 of $8.4 million of previously foreclosed upon properties to market value based on updated appraisals.

Marketing and business development expense for the year ended December 31, 2022 was 63.5% greater than in 2021 which was 20.5% greater than in 2020. The primary source of the increase for the year ended December 31, 2022 as compared to the same period in 2021 is the result of increased associate engagement as we brought back in-person orientation and associate meetings beginning in the first quarter of 2022 as well as increases in client engagement as pandemic-related restrictions lapsed, which was the primary source of increase in 2021 as compared to 2020. We expect these costs to rise modestly and return to more normalized levels during 2023 taking into account anticipated increases associated with the associates we have hired since December 31, 2019.

Noninterest expense related to the amortization of intangibles was $7.8 million for the year ended December 31, 2022 compared to $8.5 million and $9.8 million for the years ended December 31, 2021 and 2020, respectively. The following table outlines our amortizing intangible assets, their initial valuations and their intangible lives as of December 31, 2022:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
Avenue	2016	$8.8	9	$0.7
BNC	2017	48.1	10	16.4
Book of Business Intangible:
Miller Loughry Beach Insurance	2008	1.3	20	0.1
CapitalMark	2015	0.3	16	0.1
BNC Insurance	2017	0.4	20	0.2
BNC Trust	2017	1.9	10	0.8
Advocate Capital	2019	13.6	13	6.2
JB&B Capital	2022	6.7	10	5.9
Sweeney Asset Management	2022	0.8	10	0.8

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense related to these assets is estimated to decrease from $7.1 million per year to $2.8 million per year over the next five years with lesser amounts for the remaining amortization period.

Total other noninterest expenses increased by $20.9 million to $120.8 million during 2022 when compared to 2021 and decreased by $4.7 million to $100.0 million during 2021 when compared to 2020. Included in other noninterest expenses are deposit and lending related expenses, investment and trust sales expenses, audit, exam and insurance expense and administrative expenses.

Deposit related expenses were up $5.0 million in 2022 when compared to 2021 and were relatively flat when compared to 2020. The increase in 2022 when compared to 2021 was largely the result of increased FDIC assessment costs primarily due to the firm's increased asset base. Lending related expenses, which are costs associated with loan origination as well as operation of our credit card program, increased by $13.1 million and $10.9 million, respectively, in 2022 when compared to 2021 and 2021 when compared to 2020. Audit, exam and insurance expense is comprised of the fees associated with ongoing audit and regulatory exams of our operations as well as the cost of our corporate insurance. Decreases in audit, exam and insurance expense in 2022 as compared to 2021 and 2020 are primarily related to our decision to no longer outsource our internal audit function and the development of that program internally. Also included in other noninterest expense were $15.2 million in restructuring charges associated with our prepayment of $1.1 billion in FHLB advances during 2020. No FHLB restructuring charges were incurred in either 2022 or 2021. Administrative and other expenses increased by $4.2 million during 2022 when compared to 2021 and remained relatively flat decreasing by $556,000 during 2021 when compared to 2020. Included in the increase in 2022 were increases in consultant fees, contributions and other miscellaneous expense items.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 50.5%, 49.7%, and 49.5% for the three years ended December 31, 2022, 2021 and 2020, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for 2022 compared to 2021 was negatively impacted in part by increased noninterest expense during the period as a result of increased salaries and employee benefits and a decrease in the amount of gains on mortgage loans sold offset, in part, by increased income from our equity method investment in BHG and the impact of a rising interest rate environment. The efficiency ratio for 2021 compared to 2020 was negatively impacted by increases in cash incentives in 2021. Net income for 2022 was $560.7 million compared to $527.3 million in 2021 and $312.3 million in 2020. Fully-diluted net income per common share was $7.17 for 2022 compared to $6.75 for 2021 and $4.03 for 2020.

Income Taxes. During the year ended December 31, 2022, we recorded income tax expense of $136.8 million compared to $124.6 million and $59.0 million in 2021 and 2020, respectively. Our effective income tax rate was 19.6%, 19.1% and 15.9%, respectively, for the years ended December 31, 2022, 2021 and 2020. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 26.14% primarily due to our investments in bank-qualified tax-exempt municipal securities, tax benefits from our real estate investment trust and municipal investment subsidiaries, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and tax savings from our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax rate in each period was impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in a tax benefit of $3.0 million, $2.5 million and $417,000, respectively, for the years ended December 31, 2022, 2021 and 2020, respectively.

Financial Condition

Our consolidated balance sheet at December 31, 2022 reflects an increase of $5.6 billion in outstanding loans to $29.0 billion and an increase of $3.7 billion in total deposits to $35.0 billion from December 31, 2021. Total assets were $42.0 billion at December 31, 2022 as compared to $38.5 billion at December 31, 2021.

Loans. The composition of loans at December 31 for each of the past three years and the percentage (%) of each segment to total loans is summarized as follows (dollars in thousands):

	2022		2021			2020
	Amount	Percent	Amount	Percent		Amount	Percent
Commercial real estate:
Owner-occupied	$3,587,257	12.3%	$3,048,822	13.0%		$2,802,227	12.5%
Non-owner occupied	6,542,619	22.5%	5,221,704	22.3%		5,203,384	23.2%
Consumer real estate - mortgage	4,435,046	15.3%	3,680,684	15.7%		3,099,172	13.8%
Construction and land development	3,679,498	12.7%	2,903,017	12.4%		2,901,746	12.9%
Commercial and industrial	10,241,362	35.3%	8,074,546	34.5%		8,038,457	35.9%
Consumer and other	555,823	1.9%	485,489	2.1%		379,515	1.7%
Total loans	$29,041,605	100.0%	$23,414,262	100.0%	1	$22,424,501	100.0%

At December 31, 2022, our loan portfolio composition had changed modestly from the composition at December 31, 2021. At December 31, 2022, approximately 35.4% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied commercial real estate properties compared to 36.9% at December 31, 2021. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development segment continues to be a meaningful portion of our portfolio and reflects the development in the local economies in which we operate and is diversified between commercial, residential and land.

The following table presents the maturity distribution of our loan portfolio by loan segment at December 31, 2022 according to contractual maturities of (1) one year or less, (2) after one but within five years, (3) after five but within fifteen years and (4) after fifteen years. The table also presents the portion of loans by loan segment that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index (dollars in thousands):

	Due in one year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total

Commercial real estate:
Owner-occupied	$241,428	$1,453,554	$1,493,014	$399,261	$3,587,257
Non-owner occupied	1,169,249	4,418,946	883,776	70,648	6,542,619
Consumer real estate - mortgage	76,473	478,160	354,866	3,525,547	4,435,046
Construction and land development	1,105,540	2,176,253	324,429	73,276	3,679,498
Commercial and industrial	2,701,801	5,428,061	1,778,089	333,411	10,241,362
Consumer and other	155,427	294,280	61,083	45,033	555,823
Total loans	$5,449,918	$14,249,254	$4,895,257	$4,447,176	$29,041,605

Loans with fixed interest rates:
Commercial real estate:
Owner-occupied	$110,886	$1,043,202	$1,097,072	$287,742	$2,538,902
Non-owner occupied	453,265	2,528,311	517,639	53,227	3,552,442
Consumer real estate - mortgage	42,004	342,250	139,770	2,052,870	2,576,894
Construction and land development	179,250	486,014	207,073	50,388	922,725
Commercial and industrial	836,746	1,913,219	1,260,409	252,343	4,262,717
Consumer and other	87,322	185,310	59,511	45,030	377,173
Total loans	$1,709,473	$6,498,306	$3,281,474	$2,741,600	$14,230,853

	Due in one year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Loans with variable interest rates:
Commercial real estate:
Owner-occupied	$130,542	$410,352	$395,942	$111,519	$1,048,355
Non-owner occupied	715,984	1,890,635	366,137	17,421	2,990,177
Consumer real estate - mortgage	34,469	135,910	215,096	1,472,677	1,858,152
Construction and land development	926,290	1,690,239	117,356	22,888	2,756,773
Commercial and industrial	1,865,055	3,514,842	517,680	81,068	5,978,645
Consumer and other	68,105	108,970	1,572	3	178,650
Total loans	$3,740,445	$7,750,948	$1,613,783	$1,705,576	$14,810,752

The above information does not consider the impact of scheduled principal payments. Loans totaling $1.3 billion at their contractual floor rate at December 31, 2022 are presented as fixed interest rate loans in the table above.

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

Construction loans are underwritten utilizing independent appraisals, sensitivity analysis of absorption and lease rates, financial analysis of the developers and property owners, and expectations of the permanent mortgage market, among other items. Construction loans are generally based upon estimates of costs and appraised value associated with the completed project, which may be inaccurate. Construction loans involve the disbursement of funds during construction with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be sales of developed property, refinancing in the permanent mortgage market or an interim loan commitment from us until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans because their ultimate repayment depends on the satisfactory completion of construction and is sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Lending Concentrations. We periodically analyze our loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2022 and 2021 (in thousands):

	At December 31, 2022
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2021
Lessors of nonresidential buildings	$4,911,231	$2,146,814	$7,058,045	$5,368,638
Lessors of residential buildings	1,865,903	1,859,283	3,725,186	2,566,352
New housing for-sale builders	760,771	1,002,318	1,763,089	1,534,789
Music publishers	634,778	492,858	1,127,636	529,886

Banking regulations have established guidelines for the construction and land development ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300%. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At December 31, 2022 and 2021, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 85.9% and 79.1%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and development loans) were 249.6% and 234.1% of total risk-based capital for December 31, 2022 and 2021, respectively. Pinnacle Bank was within the 100% and 300% guidelines throughout 2022 and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds over the long-term though there may be periods where we exceed these levels if loan growth is more heavily weighted to these types of loans.

Loans in Past Due Status. The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Loans past due 30 to 89 days:
Commercial real estate:
Owner occupied	$2,727	$727
Non-owner occupied	407	1,434
Consumer real estate – mortgage	13,718	8,832
Construction and land development	323	61
Commercial and industrial	29,170	7,603
Consumer and other	5,744	2,283
Total loans past due 30 to 89 days	$52,089	$20,940
Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$1,139	$2,426
Non-owner occupied	1,681	645
Consumer real estate – mortgage	9,094	4,450
Construction and land development	130	127
Commercial and industrial	9,428	7,311
Consumer and other	746	372
Total loans past due 90 days or more	$22,218	$15,331
Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.18%	0.09%
Loans past due 90 days or more as a percentage of total loans	0.08%	0.06%
Total loans in past due status as a percentage of total loans	0.26%	0.15%

Potential Problem Loans. Potential problem loans amounted to approximately $53.8 million, or 0.2% of total loans outstanding at December 31, 2022, compared to $109.6 million, or 0.5% of total loans outstanding at December 31, 2021. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard or worse, but not considered nonperforming loans. None of the potential problem loans were past due at least 30 but less than 90 days as of December 31, 2022.

Non-Performing Assets and Troubled Debt Restructurings (TDR). At December 31, 2022, we had $46.1 million in nonperforming assets compared to $40.1 million at December 31, 2021. Included in nonperforming assets were $38.1 million in nonaccruing loans and $8.0 million in other real estate owned and other nonperforming assets at December 31, 2022 and $31.6 million in nonaccruing loans and $8.5 million in other real estate owned and other nonperforming assets at December 31, 2021. At December 31, 2022 and 2021, there were $2.2 million and $2.4 million, respectively, of TDRs that were performing as of the restructured date and remain on accrual status. Nonaccruing loans totaled $73.8 million, or 0.3% of total loans, at December 31, 2020.

All nonaccruing loans are reassigned to a special assets officer who was not responsible for originating the loan. The special assets officer is responsible for developing an action plan designed to minimize our future losses. Typically, these special assets officers review our loan files, interview prior officers assigned to the relationship, meet with borrowers, inspect collateral, reappraise collateral and/or consult with legal counsel. The special assets officer then recommends an action plan to a committee of senior associates including lenders and workout specialists, which could include foreclosing on collateral, restructuring the loan, issuing demand letters or other actions. We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. During 2022, 2021 and 2020, we recognized no interest income related to nonaccruing loans. At December 31, 2022, 2021 and 2020, our allowance for credit losses as a percentage of nonaccruing loans totaled 788.8%, 833.8% and 386.1%, respectively.

Allowance for Credit Losses on Loans (allowance). On January 1, 2020, we adopted FASB ASU 2016-13, which introduced the current expected credit losses ("CECL") methodology and required us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, the allowance for credit losses represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of December 31, 2022 and 2021, our allowance for credit losses was $300.7 million and $263.2 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was 1.04% at December 31, 2022, down from 1.12% at December 31, 2021. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA.

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

Under the CECL methodology, the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At December 31, 2022, a reasonable and supportable period of twenty-four months was utilized for all loan segments followed by a twelve month straight line reversion period to long term averages.

The following table sets forth, based on management's best estimate, the allocation of the allowance for credit losses on loans to categories of loans and loan balances by category and the percentage of loans in each category to total loans and allowance for credit losses as a percentage of total loans within each loan category as of December 31 for each of the past two years (in thousands):

	At December 31,
	2022				2021
Balance at end of period applicable to:	Allowance Allocated ($)	Total Loans ($)	Allowance to Total Loans (%)	Loans to Total Loans (%)	Allowance Allocated ($)	Total Loans ($)	Allowance to Total Loans (%)	Loans to Total Loans (%)
Commercial real estate:
Owner-occupied	$26,617	$3,587,257	0.74%	12.3%	$19,618	$3,048,822	0.64%	13.0%
Non-owner occupied	40,479	6,542,619	0.62%	22.5%	58,504	5,221,704	1.12%	22.3%
Consumer real estate – mortgage	36,536	4,435,046	0.82%	15.3%	32,104	3,680,684	0.87%	15.7%
Construction and land development	36,114	3,679,498	0.98%	12.7%	29,429	2,903,017	1.01%	12.4%
Commercial and industrial	144,353	10,241,362	1.41%	35.3%	112,340	8,074,546	1.39%	34.5%
Consumer and other	16,566	555,823	2.98%	1.9%	11,238	485,489	2.31%	2.1%
Total	$300,665	$29,041,605	1.04%	100.0%	$263,233	$23,414,262	1.12%	100.0%

The following table presents information related to credit losses on loans by loan segment for each of the years in the three-year period ended December 31, 2022 (in thousands):

	Provision for credit losses	Net (charge-offs) recoveries	Average loans	Ratio of net (charge-offs) recoveries to average loans
For the year ended December 31, 2022:
Commercial real estate:
Owner occupied	$6,330	$669	$3,258,092	0.02%
Non-owner occupied	(18,027)	2	5,812,052	—
Consumer real estate - mortgage	3,571	861	4,031,082	0.02
Construction and land development	6,364	321	3,369,233	0.01
Commercial and industrial	55,346	(23,333)	9,162,689	(0.25)
Consumer and other	10,395	(5,067)	466,435	(1.08)
Total loans	$63,979	$(26,547)	$26,099,583	(0.10)%

For the year ended December 31, 2021:
Commercial real estate:
Owner occupied	$(3,869)	$189	$2,891,798	0.01%
Non-owner occupied	(20,811)	183	5,358,828	—
Consumer real estate - mortgage	(2,856)	1,656	3,320,083	0.05
Construction and land development	(12,984)	5	2,845,957	—
Commercial and industrial	52,645	(38,728)	8,154,391	(0.47)
Consumer and other	4,781	(2,028)	403,624	(0.50)
Total loans	$16,906	$(38,723)	$22,974,681	(0.17)%

For the year ended December 31, 2020:
Commercial real estate:
Owner occupied	$10,909	$(1,281)	$2,693,062	(0.05)%
Non-owner occupied	63,544	365	5,217,596	0.01
Consumer real estate - mortgage	6,206	(1,985)	3,067,694	(0.06)
Construction and land development	32,743	147	2,594,505	0.01
Commercial and industrial	73,449	(34,178)	7,873,759	(0.43)
Consumer and other	4,691	(2,439)	288,772	(0.84)
Total loans	$191,542	$(39,371)	$21,735,388	(0.18)%

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

Based upon our evaluation of the loan portfolio, we believe the allowance for credit losses on loans to be adequate to absorb our estimate of expected future credit losses on loans outstanding at December 31, 2022. While our policies and procedures used to estimate the allowance for credit losses as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for credit losses and, thus, the resulting provision for credit losses.

Investments. Our investment portfolio, consisting primarily of Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $6.6 billion and $6.1 billion at December 31, 2022 and 2021, respectively. Our investment securities to asset ratio was 15.8% at both December 31, 2022 and 2021. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. During 2022, we sold $29.5 million of investment securities for a net pre-tax gain of $156,000 compared to $37.5 million of investment securities for a net pre-tax gain of $759,000 during 2021 and $145.6 million of investment securities for a net pre-tax gain of $986,000 during 2020. These sales were implemented as part of our efforts to reposition our investment portfolio to provide our balance sheet more protection from the then anticipated rate environment in each respective period.

During the years ended December 31, 2022, 2020 and 2018, we transferred, at fair value, $1.1 billion, $873.6 million and $179.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio to mitigate the impact of changes in fair value on our common tangible book equity. The related net unrealized after tax losses of $1.5 million, gains of $69.0 million and losses of $2.2 million, respectively, on such transferred securities remained in accumulated other comprehensive income (loss) at December 31, 2022 and 2021 and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer.

A summary of certain aspects of our investment portfolio at December 31, 2022 and 2021 follows:

	December 31,
	2022	2021
Weighted average life	11.62 years	6.26 years
Effective duration (*)	4.39%	4.07%
Tax equivalent yield	3.19%	2.08%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of December 31, 2022 was 6.07%.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years as of December 31, 2022 (in thousands):

	U.S. Treasury securities		U.S. Government agency securities		Mortgage-backed securities		State and municipal securities		Asset-backed securities		Corporate notes and other		Totals
	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield
At December 31, 2022:
Securities available-for-sale:
Due in one year or less	$1,997	0.41%	$1,030	1.81%	$772	1.31%	$154	0.31%	$—	0.00%	$9,052	2.33%	$13,005	1.91%
Due in one year through five years	—	0.00%	159,149	1.19%	45,400	2.04%	5,012	3.64%	4,875	1.33%	29,351	3.05%	243,787	1.63%
Due in five years through ten years	—	0.00%	235,978	1.65%	471,399	1.74%	21,352	2.98%	407	2.07%	397,470	2.49%	1,126,606	2.00%
Due after ten years	192,187	3.13%	—	0.00%	454,005	2.52%	1,385,788	4.12%	112,121	1.64%	31,371	3.64%	2,175,472	3.54%
	$194,184	3.10%	$396,157	1.48%	$971,576	2.11%	$1,412,306	4.10%	$117,403	1.62%	$467,244	2.60%	$3,558,870	2.91%
Securities held-to-maturity:
Due in one year or less	$1,994	1.49%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$1,994	1.49%
Due in one year through five years	90,744	1.01%	304,742	2.19%	3,887	1.79%	2,472	3.17%	35,494	4.77%	29,936	2.07%	467,275	2.15%
Due in five years through ten years	—	0.00%	69,513	3.70%	246,514	3.08%	14,311	1.98%	8,427	2.82%	49,857	2.05%	388,622	3.01%
Due after ten years	—	0.00%	—	0.00%	162,718	1.53%	1,910,995	3.32%	140,320	2.58%	8,734	2.16%	2,222,767	3.14%
	$92,738	1.02%	$374,255	2.47%	$413,119	2.46%	$1,927,778	3.31%	$184,241	3.01%	$88,527	2.07%	$3,080,658	2.97%

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

Restricted Cash. Our restricted cash balances totaled approximately $31.4 million and $82.5 million at December 31, 2022 and 2021, respectively. This restricted cash is maintained at other financial institutions as collateral primarily for our derivative portfolio. The decrease in restricted cash is attributable primarily to a decrease in collateral requirements on certain derivative instruments for which the fair value has increased. See Note 14. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-K.

Securities Purchased with Agreement to Resell. At December 31, 2022 and 2021, we had $513.3 million and $1.0 billion, respectively, in securities purchased with agreement to resell. This balance is the result of repurchase agreement transactions with a financial institution counterparty. During 2021, these investments allowed us to deploy some of our excess liquidity position into instruments that improved the return on funds in the then historically low interest rate environment. During 2022, we opted to exit certain of these transactions to both fund our loan growth as well as repay certain FHLB advances to best support our firm in the current rising rate environment. Prior to 2021, no securities were purchased with agreement to resell.

Deposits and Other Borrowings. We had approximately $35.0 billion of deposits at December 31, 2022 compared to $31.3 billion billion at December 31, 2021. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. At December 31, 2022 and 2021, we estimate that we had approximately $15.7 billion and $14.9 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit.
Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $194.9 million at December 31, 2022 and $152.6 million at December 31, 2021. Average balances for these repurchase agreements were $203.1 million in 2022, $155.9 million in 2021 and $150.1 million in 2020. Additionally, at December 31, 2022, we had borrowed $464.4 million in advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati) compared to $888.7 million at December 31, 2021. At December 31, 2022, we had an estimated $3.8 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by us and the subsequent approval by the FHLB Cincinnati.

Generally, we have classified our funding base as either core funding or non-core funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at December 31, 2022 and 2021 (in thousands):

	December 31, 2022			December 31, 2021
	Balance	Average Rate Paid	Percent of Total Deposits	Balance	Average Rate Paid	Percent of Total Deposits
Core funding:
Noninterest-bearing deposit accounts	$9,812,744	0.00%	27.2%	$10,461,071	0.00%	31.9%
Interest-bearing demand accounts	5,699,981	1.76%	15.8%	4,936,735	0.14%	15.1%
Savings and money market accounts	10,743,225	1.78%	29.8%	9,792,104	0.18%	29.9%
Time deposit accounts less than $250,000	1,458,206	1.61%	4.0%	998,586	0.65%	3.0%
Reciprocating demand deposit accounts (1)	1,709,318	1.48%	4.7%	1,075,774	0.21%	3.3%
Reciprocating savings accounts (1)	1,566,982	2.45%	4.4%	1,885,806	0.26%	5.8%
Reciprocating CD accounts (1)	310,621	2.37%	0.9%	166,836	0.57%	0.5%
Total core funding	31,301,077	1.19%	86.8%	29,316,912	0.14%	89.5%
Non-core funding:
Relationship based non-core funding:
Other time deposits	1,177,786	2.13%	3.3%	565,184	0.76%	1.7%
Securities sold under agreements to repurchase	194,910	0.94%	0.5%	152,559	0.15%	0.5%
Total relationship based non-core funding	1,372,696	1.92%	3.8%	717,743	0.65%	2.2%
Wholesale funding:
Brokered deposits	1,939,633	4.66%	5.4%	1,019,259	0.31%	3.1%
Brokered time deposits	542,742	2.09%	1.5%	403,178	1.15%	1.2%
Federal Home Loan Bank advances	464,436	3.04%	1.3%	888,681	2.01%	2.7%
Subordinated debt and other funding	424,055	5.00%	1.2%	423,172	4.38%	1.3%
Total wholesale funding	3,370,866	3.91%	9.4%	2,734,290	1.60%	8.3%
Total non-core funding	4,743,562	3.40%	13.2%	3,452,033	1.42%	10.5%
Totals	$36,044,639	1.47%	100.0%	$32,768,945	0.33%	100.0%
(1)The reciprocating categories consists of deposits we receive from a bank network (the IntraFi network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the IntraFi network.

As noted in the table above, our core funding as a percentage of total funding decreased from 89.5% at December 31, 2021 to 86.8% at December 31, 2022 but remained well above internal policies. Our reliance on non-core funding increased in 2022 as our loan growth outpaced our core deposit growth in the year and our excess levels of liquidity built up in the pandemic also declined as those funds were utilized to fund our loan growth. We remain optimistic that we will be able to grow our levels of core funding as needed during 2023 to fund our balance sheet in a sound manner. We created and implemented several deposit gathering initiatives in 2022 as part of our annual strategic planning process in anticipation of the more challenging deposit gathering environment we began to see developing in the fourth quarter of 2022 and expect will continue into at least the first half of 2023 as M2 money supply levels are projected to decline. When wholesale funding is necessary to complement our core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits increased in 2022 but remained within those policy limitations as of December 31, 2022.

The amount of time deposits as of December 31, 2022 amounted to $3.5 billion. The following table, which includes core, non-core and reciprocal time deposits, shows our time deposits at December 31, 2022 in denominations of under $250,000 and those of denominations of $250,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$527,347	1.84%
Over three but through six months	508,775	1.87%
Over six but through twelve months	709,096	2.40%
Over twelve months	435,574	2.77%
	2,180,792	2.21%
Denomination $250,000 and greater
Three months or less	439,171	2.58%
Over three but through six months	301,930	2.71%
Over six but through twelve months	244,611	2.81%
Over twelve months	322,851	3.45%
	1,308,563	2.87%
Totals	$3,489,355	2.46%

Subordinated debt and other borrowings. Pinnacle Bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB Cincinnati, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At December 31, 2022 and 2021, Pinnacle Financial had received advances from the FHLB Cincinnati totaling $464.4 million and $888.7 million, respectively. At December 31, 2022, the scheduled maturities of FHLB Cincinnati advances and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates (1)
2023	$—	—%
2024	—	—%
2025	116,250	4.85%
2026	—	—%
2027	—	—%
Thereafter	350,012	2.36%
	466,262
Deferred costs	(1,826)
Total Federal Home Loan Bank advances	$464,436
Weighted average interest rate		2.98%
(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2022.

We have established, or through acquisition acquired, twelve statutory business trusts which were established to issue 30-year trust preferred securities and certain other subordinated debt agreements. From time to time we, or our bank subsidiary, have issued subordinated notes to enhance our capital positions. These trust-preferred securities and subordinated notes qualify as Tier 2 capital subject to annual phase outs beginning five years from maturity. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2022	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	7.54%	3-month LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	6.13%	3-month LIBOR + 1.40%
Pinnacle Statutory Trust III	September 07, 2006	September 30, 2036	20,619	6.40%	3-month LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	7.62%	3-month LIBOR + 2.85%
BNC Capital Trust I	April 03, 2003	April 15, 2033	5,155	7.33%	3-month LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 07, 2034	6,186	6.93%	3-month LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	6.48%	3-month LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	6.43%	3-month LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	7.82%	3-month LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	6.26%	3-month LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	6.14%	3-month LIBOR + 1.73%
Southcoast Capital Trust III	August 05, 2005	September 30, 2035	10,310	6.23%	3-month LIBOR + 1.50%

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (1)
Debt issuance costs and fair value adjustment			(8,940)
Total subordinated debt and other borrowings			$424,055
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

Capital Resources. At December 31, 2022 and 2021, our shareholders' equity amounted to $5.5 billion and $5.3 billion, respectively. During 2022, shareholders' equity was negatively impacted by accumulated other comprehensive losses on our available-for-sale securities portfolio that were caused by the rising short-term interest rate environment. At December 31, 2022 and 2021, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 19. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-K for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At December 31, 2022, we had approximately $186.6 million of cash at the parent company that could be used to support our bank.

Our and our bank subsidiary's capital ratios as of December 31, 2022 and 2021 are presented in the following table:

	December 31,
	2022	2021
Total capital to risk weighted assets:
Pinnacle Financial	12.4%	13.8%
Pinnacle Bank	11.6%	12.6%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	10.5%	11.7%
Pinnacle Bank	10.9%	11.9%
Common equity Tier 1 capital:
Pinnacle Financial	10.0%	10.9%
Pinnacle Bank	10.9%	11.9%

	December 31,
	2022	2021
Tier 1 capital to average assets (*):
Pinnacle Financial	9.7%	9.7%
Pinnacle Bank	10.1%	9.9%
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

We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

Share Repurchase Program. On January 18, 2022, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, pursuant to which we have acquired no shares of our common stock. The authorization for this program will remain in effect through March 31, 2023. On January 17, 2023, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock to commence upon expiration of our existing share repurchase program that is set to expire on March 31, 2023. This authorization is to remain in effect through March 31, 2024.

Dividends. Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of its retained net profits for that year plus the retained net profits for the preceding two years. During the year ended December 31, 2022, Pinnacle Bank paid dividends of $110.8 million to us which was within the limits allowed by the TDFI.

During the year ended December 31, 2022, we paid $68.2 million in dividends to common shareholders. On January 17, 2023 our board of directors declared a $0.22 quarterly cash dividend to common shareholders (approximately $17.1 million in aggregate) that was paid on February 24, 2023 to common shareholders of record as of the close of business on February 3, 2023.

During the year ended December 31, 2022, we paid $15.2 million of dividends on our Series B Preferred Stock. On January 17, 2023 our board of directors declared a $16.88 quarterly cash dividend (approximately $3.8 million in aggregate) that will be paid on March 1, 2023 to preferred shareholders of record as of the close of business on February 14, 2023. This dividend equates to $0.422 per share on our depositary shares.

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

During the year ended December 31, 2022, there were several noteworthy factors when comparing the results of both the earnings simulation and the economic value of equity modeling results as of December 31, 2022, to the modeling results at December 31, 2021:
•The Federal Reserve tightened monetary policy with 425 basis points of Fed Funds rate increases during 2022.
•We deployed $3.4 billion of interest-bearing cash and reverse repo agreements into loans and securities.
•We entered into $875 million of interest rate floors for our variable rate loan portfolio.
•We entered into $875 million of interest rate collars for our variable rate loan portfolio.

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

	Estimated % Change in Net Interest Income Over 12 Months
	December 31, 2022*	December 31, 2021*
Instantaneous Rate Change
300 bps increase	5.5%	10.3%
200 bps increase	4.0%	6.7%
100 bps increase	2.0%	2.8%
100 bps decrease	(1.3)%	(2.5)%
200 bps decrease	(2.5)%	(3.7)%
300 bps decrease	(7.7)%	(4.2)%
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

At December 31, 2022, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At December 31, 2022, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

	December 31, 2022*	December 31, 2021*
Instantaneous Rate Change
300 bps increase	(20.6)%	(12.4%)
200 bps increase	(14.2)%	(7.2%)
100 bps increase	(7.3)%	(1.0%)
100 bps decrease	5.6%	(8.1%)
200 bps decrease	3.9%	(10.0)%
300 bps decrease	2.3%	(9.9)%
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

At December 31, 2022, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods. At present, ALCO has determined that its "most likely" rate scenario assumes three 25 basis point increases in the Federal Funds Rate during 2023, inclusive of the 25 bps rate increase announced in February 2023. Our "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At December 31, 2022, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB Cincinnati and, pursuant to a borrowing agreement with the FHLB Cincinnati, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity at the FHLB Cincinnati. At December 31, 2022, we believe we had an estimated $3.8 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $155.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than one month. There were no outstanding borrowings under these agreements at December 31, 2022, or during the year then ended, although we test the availability of these accommodations periodically. Pinnacle Bank also had approximately $4.8 billion in available Federal Reserve discount window lines of credit at December 31, 2022.

At December 31, 2022 and 2021, excluding reciprocating time and money market deposits issued through the IntraFiNetwork, we had approximately $2.5 billion and $1.4 billion, respectively, in brokered deposits. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid.

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

At December 31, 2022, we had no individually significant commitments for capital expenditures. But, we believe the number of our locations, including non-branch locations, will increase over an extended period of time across our footprint, including the markets to which we have recently expanded, and that certain of our locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. Additionally, we expect we will continue to incur costs associated with technology improvements to enhance the infrastructure of our firm.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds) and FHLB Cincinnati advances.

We have certain contractual obligations as of December 31, 2022, which by their terms have a contractual maturity and termination dates subsequent to December 31, 2022. Each of these commitments is noted throughout Item 7. Management's Discussion and Analysis. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months and that we will have adequate liquidity to meet our obligations over a longer-term as well.

Off-Balance Sheet Arrangements. At December 31, 2022, we had outstanding standby letters of credit of $355.1 million and unfunded loan commitments outstanding of $15.9 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At December 31, 2022, we had accrued $25.0 million related to expected credit losses associated with off-balance sheet commitments.

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

Our board of directors and members of senior management have identified major categories of risk: capital risk, liquidity risk, credit risk, market risk, strategic risk, reputational risk, information security risk, information technology risk, climate and sustainability risk, BSA/AML/OFAC risk, compliance risk, asset liability management risk, HR employment practices risk and non-bank activities risk. In its oversight role of our risk management function, our board of directors, acting principally, but not exclusively, through a Risk Committee comprised solely of independent directors, focuses on the strategies, analyses and conclusions of management relating to identifying, understanding and managing risks so as to optimize total shareholder value, while balancing prudent business and safety and soundness considerations. The Risk Committee (or in some cases the full board of directors) fulfills the overarching oversight role for the risk management process, including approving risk appetite and tolerance levels, risk policies and limits, monitoring key and emerging risks, and reviewing risk assessment results.

In addition, oversight of certain risk is allocated to other committees of the board of directors that meet regularly and report to our board of directors, including the Audit Committee and Human Resources and Compensation Committee.

We are also committed to understanding the impacts of climate change related to our activities and to partner with the communities in which we operate, to do the same. We expect that climate change will be increasingly impactful over time, and we will monitor closely to understand regulatory, environmental and business partner impacts that influence our business and the clients and communities we serve. Beginning in 2023, we will add a Climate and Sustainability Committee to our board committees which will fulfill the oversight role for climate and sustainability risks including transition and compliance risks associated with climate and sustainability.

The Chief Risk Officer reports to the Chief Executive Officer and provides overall vision, direction and leadership regarding the enterprise risk management framework. The framework includes an Enterprise Wide Risk Management Committee, chaired by the Chief Risk Officer, and various management-level risk committees that focus on specific areas of risk management. The Enterprise Wide Risk Management Committee is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, Chief Risk Officer, Chief Compliance Officer, Chief Credit Officer and Chief Information Officer. The Committee also includes other key leaders responsible for critical operation and support functions, and provides management oversight of our enterprise-wide risk management program. Additional management-level risk committees are responsible for effective risk measurement, management and reporting of their respective risk categories. The Chief Risk Officer is an active member of each of the management-level risk committees. The Chief Audit Executive, though not a member of the Committee, also participates in meetings of the Enterprise Wide Risk Management Committee.

Our board of directors has adopted a risk appetite statement that seeks to balance the amount of risk we are willing take as we seek to achieve our financial performance objectives, i.e. growth, soundness and returns. As such, our board of directors, principally acting through the Risk Committee, routinely monitors a host of risk metrics from both business and operational units, as well as by risk category, in an effort to appropriately balance the manner in which our performance aligns with our risk appetite. The Risk Committee and members of senior management, including the Chief Risk Officer, review assessments of our risk ratings within each of our key areas of risk on a regular basis. The Chief Risk Officer’s report to the Risk Committee includes the assessment and direction of risk within each key area, an assessment of critical factors that influence firm risks, emerging risks, as well as the status of risk actions management is taking to mitigate and control key risks. These reviews are done in an effort to ensure performance alignment with our risk appetite, and where appropriate, trigger adjustments to applicable business strategies and tactics where risks approach our desired risk tolerance limits.

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

As noted above, we have an Enterprise Wide Risk Management Committee comprised of key members of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk within the tolerances and framework established by our Risk Committee and board of directors. The Chairman of our Enterprise Wide Risk Management Committee reports on a regular basis to the Risk Committee of our board of directors regarding our enterprise-wide risk profile and other significant risk management issues. Our Chief Risk Officer is responsible for the design and implementation of our enterprise-wide risk management strategy and framework and through his work with other senior associates seeks to ensure the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis.

Various departments within Pinnacle Bank, working with our Chief Risk Officer and our Chief Audit Executive, are responsible for developing policies and procedures to effectively monitor risks within their areas. For instance, our compliance department is responsible for developing policies and procedures and monitoring our compliance with applicable laws and regulations while our information technology department is responsible for maintaining a risk assessment of our information and cyber security risks and ensuring appropriate controls are in place to manage and control such risks, including designing appropriate testing plans to ensure the integrity of information and cyber security controls. Further, our internal audit function performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee. Both the Risk Committee and Audit Committee of our board of directors regularly report on risk-related matters to the full board of directors. In addition, both the Risk Committee of our board of directors and our Enterprise Wide Risk Management Committee regularly assess our enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.

Our board of directors believes that our enterprise-wide risk management process is effective and enables the board of directors to:
•assess the quality of the information we receive;
•understand the businesses, investments and financial, accounting, legal, regulatory and strategic considerations and the risks that we face;
•oversee and assess how senior management identifies, evaluates and manages risk within our risk appetite; and
•assess appropriately the quality of our enterprise-wide risk management process.

Recently Adopted and Issued Accounting Pronouncements

See "Part II- Item 8. Financial Statements - Note 1. - Summary of Significant Accounting Policies" of this Report for further information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 49 through 79 and is incorporated herein by reference.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). We completed the acquisition of JB&B Capital, LLC (JB&B) on March 1, 2022. We are continuing the process of analyzing the systems of internal control over financial reporting of the business and other operations acquired in the JB&B acquisition and integrating them within our broader framework of controls. In accordance with the SEC’s rules which allow us to exclude JB&B and its operations from our internal controls assessment in respect of periods ending on or prior to the first anniversary of the acquisition, we have excluded the business and other operations acquired in the JB&B acquisition from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. JB&B and its operations represented approximately 0.49% of our total assets as of December 31, 2022, and the results of operations of JB&B and its operations represented approximately 0.54% of our revenues for the year ended December 31, 2022. We plan to complete the integration of the business and other operations acquired in the JB&B acquisition within our broader framework of internal controls during 2023 and include the business and other operations acquired in the JB&B acquisition within management’s assessment of our internal control over financial reporting in our next annual report on Form 10-K.

Based on our assessment we believe that, as of December 31, 2022, the Company's internal control over financial reporting is effective based on the criteria set forth by COSO.

The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting. This report appears on page 85 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Nashville, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2023 expressed an unqualified opinion.

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

Allowance for Credit Losses on Loans – Reasonable and Supportable Forecast

As described in Note 1 Summary of Significant Accounting Policies and Note 5 Loans and Allowance for Credit Losses (“ACL”) to the consolidated financial statements, the Company’s consolidated allowance for credit losses on loans was $300.7 million as of December 31, 2022, and provision for credit losses on loans was $64.0 million for the year then ended. The Company primarily employed a probability of default (“PD”) and loss given default (“LGD”) modeling approach. The PD assumption of the Company’s ACL model utilized historical correlations between default experience and certain macroeconomic factors as determined through a statistical regression analysis. Projected macroeconomic factors obtained from an independent third party are utilized to predict losses over a period of time determined to be reasonable and supportable, and then projected losses revert to long term historical averages. The Company applies subjective judgments and assumptions in the selection and application of the projected macroeconomic conditions estimating the reasonable and supportable forecast.

As the estimation of the reasonable and supportable forecast, including selection and application of the projected macroeconomic conditions, involves subjective judgments and assumptions by management, the audit procedures involved challenging and subjective auditor judgment. Therefore, we identified the selection and application of projected macroeconomic conditions used in estimating the reasonable and supportable forecast as a critical audit matter.

The primary audit procedures we performed to address this critical audit matter included the following:

Tested the effectiveness of the Company’s controls over the reasonable and supportable forecast including:

•Relevance and reliability of the macroeconomic factors used in the forecast model
•Reasonableness of the selection and application of the projected macroeconomic conditions used in the forecast model
•Reasonableness of the output of the forecast model.

Performed substantive testing over the reasonable and supportable forecast including:

•Tested the relevance and reliability of the macroeconomic factors used in the model to predict losses over the reasonable and supportable forecast period
•Evaluated the reasonableness of the selection and application of the projected macroeconomic conditions used in estimating the reasonable and supportable forecast
•Evaluated the reasonableness of the estimated reasonable and supportable forecast, which was developed by management’s model.

Crowe LLP

We have served as the Company's auditor since 2016.

Denver, Colorado
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Nashville, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited Pinnacle Financial Partners, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements") and our report dated February 28, 2023 expressed an unqualified opinion.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of JB&B Capital, LLC acquired during 2022, which is described in Note 1 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Crowe LLP

Denver, Colorado
February 28, 2023

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(in thousands)
	December 31,
ASSETS	2022	2021
Cash and noninterest-bearing due from banks	$268,649	$188,287
Restricted cash	31,447	82,505
Interest-bearing due from banks	877,286	3,830,747
Federal funds sold and other	—	—
Cash and cash equivalents	1,177,382	4,101,539

Securities purchased under agreements to resell	513,276	1,000,000
Securities available-for-sale, at fair value	3,558,870	4,914,194
Securities held-to-maturity (fair value of $2.7 billion and $1.2 billion, net of allowance for credit losses of $1.6 million and $161 at Dec. 31, 2022 and 2021, respectively)	3,079,050	1,155,958
Consumer loans held-for-sale	42,237	45,806
Commercial loans held-for-sale	21,093	17,685

Loans	29,041,605	23,414,262
Less allowance for credit losses	(300,665)	(263,233)
Loans, net	28,740,940	23,151,029

Premises and equipment, net	327,885	288,182
Equity method investment	443,185	360,833
Accrued interest receivable	161,182	98,813
Goodwill	1,846,973	1,819,811
Core deposits and other intangible assets	34,555	33,819
Other real estate owned	7,952	8,537
Other assets	2,015,441	1,473,193
Total assets	$41,970,021	$38,469,399

Deposits:
Non-interest-bearing	$9,812,744	$10,461,071
Interest-bearing	7,884,605	6,530,015
Savings and money market accounts	13,774,534	12,179,663
Time	3,489,355	2,133,784
Total deposits	34,961,238	31,304,533
Securities sold under agreements to repurchase	194,910	152,559
Federal Home Loan Bank advances	464,436	888,681
Subordinated debt and other borrowings	424,055	423,172
Accrued interest payable	19,478	12,504
Other liabilities	386,512	377,343
Total liabilities	36,450,629	33,158,792
Shareholders' equity:
Preferred stock, no par value; 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at Dec. 31, 2022 and 2021, respectively	217,126	217,126
Common stock, par value $1.00; 180.0 million shares authorized; 76.5 million and 76.1 million shares issued and outstanding at Dec. 31, 2022 and 2021, respectively	76,454	76,143
Additional paid-in capital	3,074,867	3,045,802
Retained earnings	2,341,706	1,864,350
Accumulated other comprehensive income (loss), net of taxes	(190,761)	107,186
Total shareholders' equity	5,519,392	5,310,607
Total liabilities and shareholders' equity	$41,970,021	$38,469,399

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share information)

	For the years ended December 31,
	2022	2021	2020
Interest income:
Loans, including fees	$1,182,492	$924,043	$919,744
Securities:
Taxable	67,063	34,769	35,663
Tax-exempt	81,522	64,848	58,867
Federal funds sold and other	42,858	7,554	6,768
Total interest income	1,373,935	1,031,214	1,021,042

Interest expense:
Deposits	204,119	54,116	135,547
Securities sold under agreements to repurchase	794	239	350
Federal Home Loan Bank advances and other borrowings	39,729	44,458	63,357
Total interest expense	244,642	98,813	199,254
Net interest income	1,129,293	932,401	821,788
Provision for credit losses	67,925	16,126	203,815
Net interest income after provision for credit losses	1,061,368	916,275	617,973

Noninterest income:
Service charges on deposit accounts	44,675	41,311	34,282
Investment services	46,441	37,917	29,537
Insurance sales commissions	12,186	10,516	10,055
Gains on mortgage loans sold, net	7,268	32,424	60,042
Investment gains on sales, net	156	759	986
Trust fees	23,511	20,724	16,496
Income from equity method investment	145,466	122,274	83,539
Other noninterest income	136,421	129,809	82,903
Total noninterest income	416,124	395,734	317,840

Noninterest expense:
Salaries and employee benefits	510,175	436,006	334,483
Equipment and occupancy	109,672	95,250	88,475
Other real estate (benefit) expense, net	280	(712)	8,555
Marketing and other business development	21,073	12,888	10,693
Postage and supplies	10,168	8,195	7,819
Amortization of intangibles	7,810	8,518	9,793
Other noninterest expense	120,821	99,959	104,637
Total noninterest expense	779,999	660,104	564,455
Income before income taxes	697,493	651,905	371,358
Income tax expense	136,751	124,582	59,037
Net income	$560,742	$527,323	$312,321
Preferred stock dividends	15,192	15,192	7,596
Net income available to common shareholders	$545,550	$512,131	$304,725

Per share information:
Basic net income per common share	$7.20	$6.79	$4.04
Diluted net income per common share	$7.17	$6.75	$4.03
Weighted average common shares outstanding:
Basic	75,735,404	75,468,339	75,376,489
Diluted	76,133,865	75,927,147	75,654,385

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income:	$560,742	$527,323	$312,321
Other comprehensive income (loss), net of tax:
Changes in fair value on available-for-sale securities, net of tax	(283,382)	(32,509)	92,829
Changes in fair value of cash flow hedges, net of tax	1,002	(18,373)	52,798
Accretion of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	(5,477)	(7,575)	(5,126)
Loss (gain) on cash flow hedges reclassified from other comprehensive income into net income, net of tax	(9,975)	(9,645)	5,542
Net gain on sale of investment securities reclassified from other comprehensive income into net income, net of tax	(115)	(561)	(728)
Total other comprehensive income (loss), net of tax	(297,947)	(68,663)	145,315
Total comprehensive income	$262,795	$458,660	$457,636

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share information)
For the each of the years in the three-year period ended December 31, 2022

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Amount	Shares	Amount
December 31, 2019	$—	76,564	$76,564	$3,064,467	$1,184,183	$30,534	$4,355,748
Issuance of preferred stock	217,126	—	—	—	—	—	217,126
Exercise of employee common stock options and related tax benefits	—	18	18	392	—	—	410
Repurchase of common stock	—	(1,015)	(1,015)	(49,775)	—	—	(50,790)
Preferred dividends paid ($33.76 per share)	—	—	—	—	(7,596)	—	(7,596)
Common dividends paid ($0.64 per share)	—	—	—	—	(49,389)	—	(49,389)
Issuance of restricted common shares, net of forfeitures	—	255	255	(255)	—	—	—
Restricted shares withheld for taxes & related tax benefit	—	(58)	(58)	(2,929)	—	—	(2,987)
Issuance of common stock pursuant to restricted stock unit and performance stock unit agreements, net of shares withheld for taxes and related tax benefits	—	86	86	(2,574)	—	—	(2,488)
Compensation expense for restricted shares and performance stock units	—	—	—	18,737	—	—	18,737
Net income	—	—	—	—	312,321	—	312,321
Cumulative effect of change in accounting principle	—	—	—	—	(31,796)	—	(31,796)
Other comprehensive income	—	—	—	—	—	145,315	145,315
December 31, 2020	$217,126	75,850	$75,850	$3,028,063	$1,407,723	$175,849	$4,904,611
Exercise of employee common stock options and related tax benefits	—	45	45	956	—	—	1,001
Preferred dividends paid ($67.52 per share)	—	—	—	—	(15,192)	—	(15,192)
Common dividends paid ($0.72 per share)	—	—	—	—	(55,504)	—	(55,504)
Issuance of restricted common shares, net of forfeitures	—	213	213	(213)	—	—	—
Restricted shares withheld for taxes & related tax benefit	—	(53)	(53)	(4,078)	—	—	(4,131)
Issuance of common stock pursuant to restricted stock unit and performance stock unit agreements, net of shares withheld for taxes and related tax benefits	—	88	88	(3,878)	—	—	(3,790)
Compensation expense for restricted shares and performance stock units	—	—	—	24,952	—	—	24,952
Net income	—	—	—	—	527,323	—	527,323
Other comprehensive loss	—	—	—	—	—	(68,663)	(68,663)
December 31, 2021	$217,126	76,143	$76,143	$3,045,802	$1,864,350	$107,186	$5,310,607
Exercise of employee common stock options and related tax benefits	—	16	16	312	—	—	328
Preferred dividends paid ($67.52 per share)	—	—	—	—	(15,192)	—	(15,192)
Common dividends paid ($0.88 per share)	—	—	—	—	(68,194)	—	(68,194)
Issuance of restricted common shares, net of forfeitures	—	250	250	(250)	—	—	—
Restricted shares withheld for taxes & related tax benefit	—	(51)	(51)	(4,991)	—	—	(5,042)
Issuance of common stock pursuant to restricted stock unit and performance stock unit agreements, net of shares withheld for taxes and related tax benefits	—	96	96	(5,558)	—	—	(5,462)
Compensation expense for restricted shares and performance stock units	—	—	—	39,552	—	—	39,552
Net income	—	—	—	—	560,742	—	560,742
Other comprehensive loss	—	—	—	—	—	(297,947)	(297,947)
December 31, 2022	$217,126	76,454	$76,454	$3,074,867	$2,341,706	$(190,761)	$5,519,392
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the years ended December 31,
	2022	2021	2020
Operating activities:
Net income	$560,742	$527,323	$312,321
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	65,838	59,066	38,051
Depreciation, amortization and accretion	62,298	53,256	45,203
Provision for credit losses	67,925	16,126	203,815
Gains on mortgage loans sold, net	(7,268)	(32,424)	(60,042)
Investment gains on sales, net	(156)	(759)	(986)
Gain on other equity investments, net	(10,605)	(23,109)	(1,071)
Stock-based compensation expense	39,552	24,952	18,737
Deferred tax expense (benefit)	19,740	(12,232)	(58,315)
Losses (gains) on disposition of other real estate and other investments	(179)	(1,168)	7,604
Gain on remeasurement of previously held noncontrolling interest	(5,500)	—	—
Income from equity method investment	(145,466)	(122,274)	(83,539)
Dividends received from equity method investment	63,114	69,996	53,020
Excess tax benefit from stock compensation	(3,027)	(2,475)	(417)
Gains on commercial loans sold, net	(2,275)	(4,143)	(2,620)
Commercial loans held for sale originated	(498,312)	(564,647)	(407,578)
Commercial loans held for sale sold	497,180	582,305	396,584
Consumer loans held for sale originated	(1,578,168)	(2,037,897)	(2,122,796)
Consumer loans held for sale sold	1,589,005	2,112,336	2,176,836
Decrease (increase) in other assets	(82,893)	73,527	(157,294)
Increase (decrease) in other liabilities	(26,620)	(60,315)	69,241
Net cash provided by operating activities	604,925	657,444	426,754
Investing activities:
Activities in securities available-for-sale:
Purchases	(699,293)	(2,107,794)	(1,412,210)
Sales	29,501	37,457	145,631
Maturities, prepayments and calls	417,348	617,054	469,337
Activities in securities held-to-maturity:
Purchases	(968,449)	(186,260)	—
Maturities, prepayments and calls	74,770	40,442	20,473
Net decrease (increase) in securities purchased under agreements to resell	486,724	(1,000,000)	—
Increase in loans, net	(5,634,350)	(1,027,185)	(2,661,316)
Purchases of premises and equipment and software	(63,522)	(23,178)	(38,761)
Purchase of bank owned life insurance	(100,000)	—	(75,000)
Proceeds from bank owned life insurance settlement	1,951	1,656	6,486
Proceeds from sales of software, premises, and equipment	698	281	—
Acquisitions, net of cash acquired	(30,896)	—	—
Proceeds from sale of other real estate	994	6,090	13,272
Proceeds from (payments for) derivative instruments	(95,734)	99,710	35,680
Proceeds from sale (purchase) of Federal Home Loan Bank stock	(12,389)	12,602	—
Purchase of other intangible assets	(825)	—	(1,000)
Increase in other investments	(90,967)	(83,830)	(70,183)
Net cash used in investing activities	(6,684,439)	(3,612,955)	(3,567,591)

(in thousands)	For the years ended December 31,
	2022	2021	2020
Financing activities:
Net increase in deposits	3,661,396	3,599,084	7,524,867
Net increase in securities sold under agreements to repurchase	42,351	24,395	1,810
Federal Home Loan Bank: Advances	500,000	—	762,473
Federal Home Loan Bank: Repayments/maturities	(925,000)	(200,001)	(1,737,521)
Proceeds from subordinated debt and other borrowings, net of issuance costs	—	—	56,568
Repayment of other borrowings	(29,547)	(250,000)	(136,661)
Principal payments of finance lease obligation	(281)	(261)	(243)
Issuance of preferred stock, net of issuance costs	—	—	217,126
Issuance of common stock pursuant to restricted and performance stock unit agreements, net of shares withheld for taxes	(5,462)	(3,790)	(2,488)
Exercise of common stock options, net of shares surrendered for taxes	(4,714)	(3,130)	(2,577)
Repurchase of common stock	—	—	(50,790)
Common stock dividends paid	(68,194)	(55,504)	(49,389)
Preferred stock dividends paid	(15,192)	(15,192)	(7,596)
Net cash provided by financing activities	3,155,357	3,095,601	6,575,579
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,924,157)	140,090	3,434,742
Cash, cash equivalents and restricted cash, beginning of year	4,101,539	3,961,449	526,707
Cash, cash equivalents and restricted cash, end of year	$1,177,382	$4,101,539	$3,961,449
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a financial holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank (Pinnacle Bank).  Pinnacle Bank is a Tennessee state-chartered commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue), BNC Bancorp (BNC) and Advocate Capital, Inc. (Advocate Capital) on July 31, 2015, September 1, 2015, July 1, 2016, June 16, 2017 and July 2, 2019, respectively. Pinnacle Bank also holds a 49% interest in Bankers Healthcare Group, LLC (BHG), a company that primarily serves as a full-service commercial loan provider to healthcare and other professional practices and providers but also makes consumer loans for various purposes. The investment in BHG previously held by Pinnacle Financial was contributed to Pinnacle Bank effective September 30, 2022. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance and comprehensive wealth management services, in its 17 primarily urban markets and their surrounding communities.

On March 1, 2022, Pinnacle Bank acquired the remaining 80% outstanding membership interest of JB&B Capital, LLC (JB&B) for a cash price of $32.0 million. JB&B is a commercial equipment financing business headquartered in Knoxville, TN. Pinnacle Bank had previously acquired 20% of JB&B in 2017. Pinnacle Financial accounted for the acquisition of JB&B under the acquisition method in accordance with ASC Topic 805. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill recorded on the JB&B acquisition. At the acquisition date, JB&B's net assets were initially recorded at a fair value of $12.9 million, consisting mainly of loans and leases receivable. JB&B's $29.5 million of indebtedness was also paid off in connection with consummation of the acquisition. The preexisting noncontrolling interest of JB&B held by Pinnacle Bank was remeasured at a fair value of $8.0 million on the acquisition date resulting in a gain on remeasurement of $5.5 million that was recorded in other noninterest income during the year ended December 31, 2022. The purchase price allocations for the acquisition of JB&B are preliminary and will be finalized upon the receipt of final valuations on certain assets and liabilities.

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

Impairment — Long-lived assets, including purchased intangible assets subject to amortization, such as core deposit intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Pinnacle Financial had $34.6 million and $33.8 million of long-lived intangibles at December 31, 2022 and 2021, respectively.

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

Pinnacle Financial performed a qualitative assessment of goodwill as of September 30, 2022 by examining changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in the share price of Pinnacle Financial's common stock. The results of the qualitative assessment indicated that it was more likely than not that the estimated fair value of Pinnacle Financial's sole reporting unit exceeded its carrying value amount at September 30, 2022 and, therefore, no goodwill impairment was recorded.

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

	Goodwill	Core deposit and other intangible assets	Total
Balance at December 31, 2021	$1,819,811	$33,819	$1,853,630
Acquisitions and purchase of other intangible asset	27,162	8,546	35,708
Amortization	—	(7,810)	(7,810)
Balance at December 31, 2022	$1,846,973	$34,555	$1,881,528

The following table presents the gross carrying amount and accumulated amortization for the core deposit and other intangible assets (in thousands):

	December 31, 2022	December 31, 2021
Gross carrying amount	$117,211	$108,665
Accumulated amortization	(82,656)	(74,846)
Net book value	$34,555	$33,819

Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold, short-term discount notes and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2022 as follows (in thousands):

	For the years ended December 31,
	2022	2021	2020
Cash Payments:
Interest	$236,463	$110,119	$215,888
Income taxes paid	128,850	108,304	110,798
Noncash Transactions:
Loans charged-off to the allowance for credit losses	54,176	54,996	49,333
Loans foreclosed upon with repossessions transferred to other real estate	230	1,098	3,436
Loans foreclosed upon with repossessions transferred to other repossessed assets	—	—	25
Available-for-sale securities transferred to held-to-maturity portfolio	1,059,737	—	873,613
Right-of-use assets recognized in the period in exchange for lease obligations	42,413	17,642	15,820

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

Allowance for Credit Losses - Securities Held-to-Maturity — Expected credit losses on debt securities classified as held-to-maturity are measured on a collective basis by major security type. Pinnacle has a zero loss expectation for certain securities within the portfolio, including U.S government agency securities and residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. The remainder of the portfolio consists substantially of municipal securities rated A or higher by the ratings agencies. The estimates of expected credit losses for the municipal securities are based on historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The credit models utilized rely on regression analyses to predict probability of default (PD) based on projected macroeconomic factors, including unemployment rates and gross domestic product (GDP), among others. A reasonable and supportable period of eighteen months and reversion period of twelve months is utilized to estimate credit losses on held-to-maturity municipal securities. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

Allowance for Credit Losses - Securities Available-for-Sale — For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is written down to fair value through net income. If neither criteria is met, Pinnacle Financial evaluates whether any portion of the decline in fair value is the result of credit deterioration. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. If the evaluation indicates that a credit loss exists, an allowance for credit losses is recorded through provision for credit losses for the amount by which the amortized cost basis of the security exceeds the present value of cash flows expected to be collected, limited by the amount by which the amortized cost exceeds fair value. Any impairment not recognized in the allowance for credit losses is recognized in other comprehensive income.

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

Loans are reported at their outstanding principal balances, net of applicable purchase accounting and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method. At December 31, 2022 and 2021, net deferred loan fees of $26.1 million and $34.3 million, respectively, were included as a reduction to loans on the accompanying consolidated balance sheets.

As part of our routine credit monitoring process, commercial loans receive risk ratings by the assigned financial advisor and are subject to validation by our independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pinnacle Financial believes that its categories follow those outlined by the FDIC, Pinnacle Bank's primary federal regulator. At December 31, 2022, approximately 78.4% of Pinnacle Financial's loan portfolio was assigned a specifically assigned risk rating. Certain consumer loans and commercial relationships that possess certain qualifying characteristics, including individually smaller balances, are generally not assigned an individual risk rating but are evaluated collectively for credit risk as a homogeneous pool of loans and individually as either accrual or nonaccrual based on the performance of the loan.

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

Allowance for Credit Losses - Loans — Pinnacle Financial adopted FASB ASC 326 effective January 1, 2020, which requires the estimation of an allowance for credit losses in accordance with the Current Expected Credit Losses (CECL) methodology. Pinnacle Financial's management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

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

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. At December 31, 2022, a reasonable and supportable period of twenty-four months was utilized for all loan segments, followed by a twelve month straight line reversion to long term averages.

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

Pinnacle Financial, or a subsidiary of Pinnacle Financial, is the lessee with respect to multiple office locations. At December 31, 2022, all such leases were being accounted for as operating leases within the accompanying consolidated financial statements, with the exception of one lease agreement classified as a finance lease. Pinnacle Financial recognizes right-of-use assets and lease liabilities reflecting the present value of future minimum lease payments under its lease agreements in accordance with Accounting Standards Update 2016-02, Leases.

Other Real Estate Owned — Other real estate owned (OREO) represents real estate foreclosed upon or acquired by deed in lieu of foreclosure by Pinnacle Bank through loan defaults by customers as well as properties acquired in connection with the acquisition of BNC that had previously been held for future expansion but were subsequently transferred to OREO. Substantially all of these amounts relate to lots, homes and residential development projects that are either completed or are in various stages of construction for which Pinnacle Financial believes it has adequately supported the value recorded. Upon its acquisition by Pinnacle Bank, the property is recorded at fair value, based on appraised value, less selling costs estimated as of the date acquired. The difference from the loan balance related to the property, if any, is recognized as a charge-off through the allowance for credit losses. Additional OREO losses for subsequent downward valuation adjustments and expenses to maintain OREO are determined on a specific property basis and are included as a component of noninterest expense. Net gains or losses realized at the time of disposal are reflected in noninterest expense.

Included in the accompanying consolidated balance sheet at December 31, 2022 and 2021 is $8.0 million and $8.5 million, respectively, of OREO with no related property-specific valuation allowances in either period. During the year ended December 31, 2022, Pinnacle Financial had a net foreclosed real estate expense of $280,000 compared to net foreclosed real estate benefit of $712,000 and net foreclosed real estate expense of $8.6 million, respectively, during the years ended December 31, 2021 and 2020.

Other Assets — Included in other assets as of December 31, 2022 and 2021, is approximately $6.6 million and $5.1 million, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial's primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2022, 2021, and 2020, Pinnacle Financial's amortization expense was approximately $2.8 million, $1.6 million and $2.3 million, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Bank has outstanding borrowings, including the Federal Home Loan Bank of Cincinnati. At December 31, 2022 and 2021, the cost of these investments was $80.2 million and $67.8 million, respectively. Pinnacle Financial determined that cost approximates the fair value of these investments. Additionally, Pinnacle Financial has recorded certain investments in other non-public entities and funds at fair value of $131.0 million and $101.0 million at December 31, 2022 and 2021, respectively. During 2022, 2021 and 2020, Pinnacle Financial recorded net gains of $10.6 million, $23.1 million and $1.1 million, respectively, on these investments due to changes in their fair value. Pinnacle Financial has an investment in twelve statutory business trusts valued at $4.0 million as of December 31, 2022. The statutory business trusts were established to issue preferred securities, the dividends for which are paid with interest payments Pinnacle Financial makes on subordinated debentures it issued to the statutory business trusts.

Pinnacle Bank is the owner and beneficiary of various life insurance policies on certain key executives and certain current and former directors and associates, including policies that were acquired in mergers. Collectively, these policies are reflected in other assets in the accompanying consolidated balance sheets at their respective cash surrender values. At December 31, 2022 and 2021, the aggregate cash surrender value of these policies was approximately $881.9 million and $761.9 million, respectively. Noninterest income related to these policies was $21.0 million, $18.9 million, and $18.8 million, during the years ended December 31, 2022, 2021 and 2020, respectively.

Also, as part of our compliance with the Community Reinvestment Act (CRA), we have investments in low income housing entities totaling $228.4 million and $188.9 million, net, as of December 31, 2022 and 2021, respectively. Included in our CRA investments are investments of $138.0 million and $115.4 million at December 31, 2022 and 2021, respectively, net of amortization, that qualify for federal low income housing tax credits. The investments are accounted for under the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received. The amortization and benefits are recognized as a component of income tax expense in the consolidated statements of income. The investments are recorded using the cost method.

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

Pinnacle Financial enters into forward cash flow hedge relationships in the form of interest rate swap agreements to manage its future interest rate exposure. These derivative contracts have been designated as a hedge and, as such, changes in the fair value of the derivative instrument are recorded in other comprehensive income (loss). Pinnacle Financial also enters into fair value hedge relationships to mitigate the effect of changing interest rates on the fair values of fixed rate securities. The gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. Pinnacle Financial prepares written hedge documentation for all derivatives which are designated as hedges. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management's assertion that the hedge will be highly effective.

For designated hedging relationships, Pinnacle Financial performs retrospective and prospective effectiveness testing using quantitative methods where required by accounting standards. For certain hedging relationships, effectiveness is tested through the matching of critical terms. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly. The portion of the changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a cash flow hedge is initially recorded in accumulated other comprehensive income (loss) and will be reclassified to earnings in the same period that the hedged item impacts earnings; any ineffective portion is recorded in current period earnings.

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

Income tax expense or benefit for the year is allocated among continuing operations and other comprehensive income (loss), as applicable. The amount allocated to continuing operations is the income tax effect of the pretax income or loss from continuing operations that occurred during the year, plus or minus income tax effects of (i) changes in certain circumstances that cause a change in judgment about the realization of deferred tax assets in future years, including the valuation of deferred tax assets due to changes in enacted income tax rates (ii) changes in income tax laws or rates and (iii) changes in income tax status, subject to certain exceptions. The amount allocated to other comprehensive income (loss) is related solely to changes in the valuation allowance on items that are normally accounted for in other comprehensive income (loss) such as unrealized gains or losses on available-for-sale securities.

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

Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and state income tax returns. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. Pinnacle Financial has a Real Estate Investment Trust subsidiary that files a separate federal tax return, but its income is included in the consolidated group's return as required by the federal tax laws. Pinnacle Financial remains open to audit under the statute of limitations by the IRS and the states in which Pinnacle operates for the years ended December 31, 2019 through 2022.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Pinnacle Financial recognized $264,000 in interest and penalties for the year ended December 31, 2022. No interest and penalties were recorded for the year ended December 31, 2021. Pinnacle Financial recognized $571,000 in interest and penalties for the year ended December 31, 2020.

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

As of December 31, 2022, there were 40,188 stock options outstanding to purchase common shares. For the years ended December 31, 2022, 2021 and 2020, respectively, 398,461, 458,808 and 277,896 of dilutive stock options, dilutive restricted shares and dilutive restricted share units were included in the diluted earnings per share calculation under the treasury stock method. For the years ended December 31, 2022, 2021 and 2020, there were 263,573, 32,684 and 394,593 respectively, of restricted shares excluded from the calculation because they were deemed to be antidilutive.

The following is a summary of the basic and diluted earnings per share calculation for each of the years in the three-year period ended December 31, 2022 (dollars in thousands except earnings per share):

	December 31, 2022	December 31, 2021	December 31, 2020
Basic earnings per common share calculation:
Numerator - Net income available to common shareholders	$545,550	$512,131	$304,725

Denominator – Weighted average common shares outstanding	75,735,404	75,468,339	75,376,489
Basic net income per common share	$7.20	$6.79	$4.04

Diluted earnings per common share calculation:
Numerator - Net income available to common shareholders	$545,550	$512,131	$304,725

Denominator – Weighted average common shares outstanding	75,735,404	75,468,339	75,376,489
Dilutive shares contingently issuable	398,461	458,808	277,896
Weighted average diluted common shares outstanding	76,133,865	75,927,147	75,654,385
Diluted net income per common share	$7.17	$6.75	$4.03

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

Comprehensive Income (Loss) — Comprehensive income (loss) consists of the total of all components of comprehensive income (loss) including net income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but excluded from net income (loss). As of December 31, 2022, 2021 and 2020, Pinnacle Financial's other comprehensive income (loss) consists primarily of unrealized gains and losses on securities available-for-sale, net of deferred tax expense (benefit) and unrealized gains (losses) on derivative hedging relationships.

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

Recently Adopted Accounting Pronouncements — In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. Pinnacle Financial has implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. Pinnacle Financial has begun negotiating loans using its preferred replacement index, the Secured Overnight Financing Rate ("SOFR"). For Pinnacle Financial's currently outstanding LIBOR-based loans, the timing and manner in which each customer's contract transitions to SOFR will vary on a case-by-case basis. Pinnacle Financial expects to complete all loan transitions by June 30, 2023.

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

Subsequent Events — ASC Topic 855,  Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after December 31, 2022 through the date of the issued financial statements.

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

On March 1, 2016, Pinnacle Financial, Pinnacle Bank and the other members of BHG entered into an Amended and Restated Limited Liability Company Agreement of BHG and have subsequently entered into a Second Amended and Restated Limited Liability Company Agreement on February 2, 2021. The Second Amended and Restated Limited Liability Company Agreement, provides for, among other things, the following terms:

•co-sale rights for Pinnacle Bank in the event the other members of BHG decide to sell all or a portion of their ownership interests; and
•a right of first refusal for BHG and the other members of BHG in the event that Pinnacle Bank decides to sell all or a portion of its ownership interests, except in connection with a transfer of its ownership interests to an affiliate or in connection with the acquisition of Pinnacle Financial or Pinnacle Bank or a merger in which Pinnacle Financial or Pinnacle Bank is not the surviving entity.

Pinnacle Financial accounts for this investment pursuant to the equity method for unconsolidated subsidiaries and will recognize its interest in BHG's profits and losses in noninterest income with corresponding adjustments to the BHG investment account. Because BHG has been determined to be a voting interest entity of which Pinnacle Financial controls less than a majority of the board seats, this investment does not require consolidation and is accounted for pursuant to the equity method of accounting. Additionally, Pinnacle Financial did not recognize any goodwill or other intangible assets associated with these transactions as of the respective purchase dates, however, it will recognize accretion income and amortization expense associated with the fair value adjustments to the net assets acquired including the fair value of certain of BHG's liabilities which are recorded as a component of income from equity method investment, pursuant to the equity method of accounting.

In accordance with Regulation S-X 3-09, the audited consolidated balance sheets of BHG as of September 30, 2022 and 2021, and the related consolidated statements of income, comprehensive income, members’ equity, and cash flows for each of the two years in the period ended September 30, 2022 are filed herewith as Exhibit 99.1 and the audited consolidated balance sheets of BHG as of September 30, 2021 and 2020, and the related consolidated statements of income, comprehensive income, members’ equity, and cash flows for each of the two years in the period ended September 30, 2021 are filed herewith as Exhibit 99.2, as a result of the fact that Pinnacle Bank’s share of BHG’s pre-tax net income for the year ended December 31, 2022 exceeded 20% of Pinnacle Financial’s consolidated pre-tax net income for the same period. BHG has a fiscal year-end of September 30th.

For each of the fiscal years in the period from December 31, 2016 through December 31, 2021, Pinnacle Financial included summarized financial information for BHG as of and for the periods presented in the footnotes to Pinnacle Financial’s consolidated financial statements in its Annual Reports on Form 10-K in accordance with Regulation S-X 4-08(g), as a result of the fact that Pinnacle Financial’s share of BHG’s pre-tax net income exceeded 10%, but not 20%, of Pinnacle Financial’s consolidated pre-tax net income for the relevant periods presented.

At December 31, 2022, Pinnacle Financial has recorded technology, trade name and customer relationship intangibles, net of related amortization, of $6.3 million compared to $6.8 million as of December 31, 2021. Amortization expense of $512,000 was included in Pinnacle Financial's results for the year ended December 31, 2022 compared to $752,000 for 2021 and $1.2 million for 2020. Accretion income of $718,000 was included in Pinnacle Financial's results for the year ended December 31, 2022, while $1.5 million of accretion income was recorded in 2021 and $2.1 million was recorded in 2020. Additionally, at December 31, 2022, Pinnacle Financial had recorded accretable discounts associated with certain liabilities of BHG of $500,000 compared to $1.2 million as of December 31, 2021.

During the year ended December 31, 2022, Pinnacle Financial and Pinnacle Bank received dividends from BHG of $63.1 million in the aggregate, compared to $70.0 million during the year ended December 31, 2021 and $53.0 million during the year ended December 31, 2020. Pinnacle Financial's and Pinnacle Bank's share of earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated.

Pinnacle Bank has a participating interest in a $750.0 million revolving line of credit for the benefit of BHG in the amount of $150.0 million and a $150.0 million line of credit for the benefit of BHG in the amount of $30.0 million. At December 31, 2022, there was $88.3 million and $10.0 million outstanding balances on the lines related to Pinnacle Bank's interest in the lines, respectively. The lines accrue interest at SOFR plus 200 basis points and are secured by all assets of BHG. The credit agreements contain covenants requiring BHG to maintain certain financial ratios and satisfy certain other affirmative and negative covenants. At December 31, 2022, neither BHG nor the originating bank had represented to Pinnacle Bank that BHG was not in compliance, in all material respects, with these covenants.

BHG partners with third party lenders, including Pinnacle Bank, to facilitate loan originations as part of BHG’s alternative financing portfolio, whereby BHG acts as the marketing firm and refers loans to the third party lenders for funding. The third party lenders receive a fee for each loan funded and subsequently sold to BHG. These loans are ultimately sold through BHG's network of clients, which includes Pinnacle Bank. During the years ended December 31, 2022, 2021 and 2020, respectively, BHG purchased $1.0 billion, $646.6 million and $453.8 million of loans originated by Pinnacle Bank, respectively. During the years ended December 31, 2022, 2021 and 2020, Pinnacle Bank purchased $125.6 million, $276.7 million and $100.0 million, respectively, of loans from BHG at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.50% and 6.00% per annum. At December 31, 2022 and 2021, there were $350.6 million and $319.1 million, respectively, of BHG joint venture program loans held by Pinnacle Bank.

The following summary of BHG's financial position and results of operations as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 are presented as unaudited due to BHG's fiscal year end being September 30 (in thousands):

Banker's Healthcare Group	December 31, 2022	December 31, 2021
Assets	$4,375,643	$2,724,542

Liabilities	$3,821,725	$2,355,256
Equity interests	553,918	369,286
Total liabilities and equity	$4,375,643	$2,724,542

	For the year ended December 31,
	2022	2021	2020
Revenues	$1,110,230	$735,506	$457,928
Net income, pre-tax	$295,186	$241,051	$171,964

Note 3.  Restricted Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2022 and 2021, the average daily balance maintained at the Federal Reserve was approximately $1.8 billion and $2.9 billion, respectively.

Restricted cash included on Pinnacle Financial's consolidated balance sheets was $31.4 million and $82.5 million at December 31, 2022 and 2021, respectively. This restricted cash is maintained at banks as collateral primarily for our derivative portfolio.

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

Note 4.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2022 and 2021 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Securities available-for-sale:
U.S Treasury securities	$196,151	$—	$1,967	$194,184
U.S. Government agency securities	432,475	—	36,318	396,157
Mortgage-backed securities	1,114,948	211	143,583	971,576
State and municipal securities	1,478,310	12,553	78,557	1,412,306
Asset-backed securities	134,386	—	16,983	117,403
Corporate notes and other	515,221	41	48,018	467,244
	$3,871,491	$12,805	$325,426	$3,558,870
Securities held-to-maturity:
U.S Treasury securities	$92,738	$—	$6,472	$86,266
U.S. Government agency securities	374,255	—	27,860	346,395
Mortgage-backed securities	413,119	52	41,593	371,578
State and municipal securities	1,927,778	2,216	233,564	1,696,430
Asset-backed securities	184,241	—	18,573	165,668
Corporate notes and other	88,527	—	9,918	78,609
	$3,080,658	$2,268	$337,980	$2,744,946
Allowance for credit losses - securities held-to-maturity	(1,608)
Securities held-to-maturity, net of allowance for credit losses	$3,079,050

December 31, 2021
Securities available-for-sale:
U.S Treasury securities	$194,490	$—	$881	$193,609
U.S. Government agency securities	634,611	2,359	4,961	632,009
Mortgage-backed securities	1,908,675	29,874	18,310	1,920,239
State and municipal securities	1,774,119	52,961	3,243	1,823,837
Asset-backed securities	232,294	60	2,785	229,569
Corporate notes and other	114,355	3,082	2,506	114,931
	$4,858,544	$88,336	$32,686	$4,914,194
Securities held-to-maturity:
U.S. Government agency securities	11,920	—	37	11,883
Mortgage-backed securities	106,555	86	196	106,445
State and municipal securities	1,037,644	32,966	889	1,069,721
	$1,156,119	$33,052	$1,122	$1,188,049
Allowance for credit losses - securities held-to-maturity	(161)
Securities held-to-maturity, net of allowance for credit losses	$1,155,958

During the years ended December 31, 2022, 2020 and 2018, Pinnacle Financial transferred, at fair value, $1.1 billion, $873.6 million and $179.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax losses of $1.5 million, net unrealized after tax gains of $69.0 million and net unrealized after tax losses of $2.2 million, respectively, remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of the transfer. At December 31, 2022, approximately $724.0 million of Pinnacle Financial's investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase. At December 31, 2022, repurchase agreements comprised of secured borrowings totaled $194.9 million and were secured by $194.9 million of pledged U.S. government agency securities, mortgage-backed securities, municipal securities, asset backed securities, and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities for the counterparty to remain adequately secured.

The amortized cost and fair value of debt securities as of December 31, 2022 by contractual maturity is shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$12,329	$12,234	$1,994	$1,981
Due in one year to five years	186,874	193,512	427,894	396,683
Due in five years to ten years	725,776	654,799	133,681	120,245
Due after ten years	1,697,178	1,609,346	1,919,729	1,688,791
Mortgage-backed securities	1,114,948	971,576	413,119	371,578
Asset-backed securities	134,386	117,403	184,241	165,668
	$3,871,491	$3,558,870	$3,080,658	$2,744,946

At December 31, 2022 and 2021, included in securities available-for-sale were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S. Treasury securities	$192,188	$1,963	$1,997	$4	$194,185	$1,967
U.S. Government agency securities	46,062	2,224	350,094	34,094	396,156	36,318
Mortgage-backed securities	390,014	34,106	570,601	109,477	960,615	143,583
State and municipal securities	568,691	18,863	304,451	59,694	873,142	78,557
Asset-backed securities	513	5	116,442	16,978	116,955	16,983
Corporate notes and other	259,453	20,260	207,326	27,758	466,779	48,018
Total temporarily-impaired securities	$1,456,921	$77,421	$1,550,911	$248,005	$3,007,832	$325,426

December 31, 2021
U.S. Treasury securities	$178,610	$881	$—	$—	$178,610	$881
U.S. Government agency securities	365,833	3,024	54,266	1,974	420,099	4,998
Mortgage-backed securities	825,664	11,859	178,956	6,647	1,004,620	18,506
State and municipal securities	363,102	2,665	57,270	1,045	420,372	3,710
Asset-backed securities	198,349	2,595	6,513	190	204,862	2,785
Corporate notes and other	14,991	554	20,270	1,952	35,261	2,506
Total temporarily-impaired securities	$1,946,549	$21,578	$317,275	$11,808	$2,263,824	$33,386

The applicable date for determining when securities are in an unrealized loss position is December 31, 2022 and 2021. As such, it is possible that a security had a market value less than its amortized cost on other days during the twelve-month periods ended December 31, 2022 and 2021, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at December 31, 2022 and 2021, Pinnacle Financial had unrealized losses of $325.4 million and $33.4 million on $3.0 billion and $2.3 billion, respectively, of securities. The unrealized losses associated with $1.1 billion, $873.6 million and $179.8 million of securities transferred from the available-for-sale portfolio to the held-to-maturity portfolio during the years ended December 31, 2022, 2020 and 2018, respectively, represent unrealized losses since the date of purchase, independent of the impact associated with changes in the cost basis upon transfer between portfolios. As described in Note 1. Summary of Significant Accounting Policies, for any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial, as of December 31, 2022, did not intend to sell those securities that had an unrealized loss at December 31, 2022, and at December 31, 2022 it was not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at December 31, 2022 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at December 31, 2022. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type as described in Note 1. Summary of Significant Accounting Policies. Pinnacle Financial has a zero loss expectation for U.S government agency securities and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. Credit losses on held-to-maturity municipal securities are estimated using probability of default and loss given default models driven primarily by macroeconomic factors over a reasonable and supportable period of eighteen months with a twelve month reversion to average loss factors. The allowance for credit losses on held-to-maturity securities totaled $1.6 million and $161,000, at December 31, 2022 and 2021, respectively.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At December 31, 2022, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, during the years ended December 31, 2022, 2021 and 2020, available-for-sale securities of approximately $29.5 million, $37.5 million and $145.6 million, respectively, were sold, resulting in gross realized gains of $292,000, $769,000 and $2.2 million, and gross realized losses of $136,000, $10,000 and $1.2 million, respectively.

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
•Commercial and industrial loans - Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows. Loans granted under the PPP, which are fully guaranteed by the SBA, are included in this category. Such loans totaled $8.0 million and $371.1 million at December 31, 2022 and 2021, respectively.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification. Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

Loans at December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Commercial real estate:
Owner-occupied	$3,587,257	$3,048,822
Non-owner occupied	6,542,619	5,221,704
Consumer real estate – mortgage	4,435,046	3,680,684
Construction and land development	3,679,498	2,903,017
Commercial and industrial	10,241,362	8,074,546
Consumer and other	555,823	485,489
Subtotal	$29,041,605	$23,414,262
Allowance for credit losses	(300,665)	(263,233)
Loans, net	$28,740,940	$23,151,029

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes lesser than those of the other defined risk categories further described below. Pinnacle Financial believes its categories follow those used by Pinnacle Bank's primary regulators. At December 31, 2022, approximately 78.4% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination or most recent renewal as of December 31, 2022 (in thousands):

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial real estate- owner occupied
Pass	$1,172,662	$856,145	$594,369	$315,711	$244,203	$277,072	$64,206	$3,524,368
Special Mention	20,710	9,451	8,434	5,987	—	5,575	—	50,157
Substandard (1)	2,685	2,843	1,633	1,035	1,356	1,298	—	10,850
Substandard-nonaccrual	677	—	64	94	919	128	—	1,882
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$1,196,734	$868,439	$604,500	$322,827	$246,478	$284,073	$64,206	$3,587,257
Commercial real estate- Non-owner occupied
Pass	$2,443,858	$1,551,480	$998,502	$708,665	$294,972	$382,254	$89,370	$6,469,101
Special Mention	28,927	—	16,936	15,064	—	9,071	—	69,998
Substandard (1)	—	—	—	1,276	—	—	—	1,276
Substandard-nonaccrual	—	1,040	—	—	—	1,204	—	2,244
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - Non-owner occupied	$2,472,785	$1,552,520	$1,015,438	$725,005	$294,972	$392,529	$89,370	$6,542,619
Consumer real estate – mortgage
Pass	$1,055,454	$1,122,823	$492,824	$238,931	$124,579	$258,187	$1,124,453	$4,417,251
Special Mention	207	—	—	—	216	42	—	465
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	198	1,676	2,184	7,957	1,202	3,749	364	17,330
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$1,055,859	$1,124,499	$495,008	$246,888	$125,997	$261,978	$1,124,817	$4,435,046
Construction and land development
Pass	$1,964,251	$1,363,519	$246,840	$55,396	$5,989	$5,707	$19,251	$3,660,953
Special Mention	14,978	2,765	—	—	—	—	1	17,744
Substandard (1)	440	—	—	—	—	130	—	570
Substandard-nonaccrual	—	130	—	—	—	101	—	231
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$1,979,669	$1,366,414	$246,840	$55,396	$5,989	$5,938	$19,252	$3,679,498
Commercial and industrial
Pass	$3,686,252	$1,643,062	$485,030	$320,501	$146,884	$132,388	$3,645,795	$10,059,912
Special Mention	33,491	2,370	3,570	27,607	4,738	1,174	51,014	123,964
Substandard (1)	7,673	7,954	255	6,818	715	792	16,934	41,141
Substandard-nonaccrual	11,682	3,684	143	183	266	369	18	16,345
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$3,739,098	$1,657,070	$488,998	$355,109	$152,603	$134,723	$3,713,761	$10,241,362

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Consumer and other
Pass	$156,417	$101,821	$55,362	$1,865	$744	$997	$238,533	$555,739
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	82	—	—	—	2	—	84
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$156,417	$101,903	$55,362	$1,865	$744	$999	$238,533	$555,823
Total loans
Pass	$10,478,894	$6,638,850	$2,872,927	$1,641,069	$817,371	$1,056,605	$5,181,608	$28,687,324
Special Mention	98,313	14,586	28,940	48,658	4,954	15,862	51,015	262,328
Substandard (1)	10,798	10,797	1,888	9,129	2,071	2,220	16,934	53,837
Substandard-nonaccrual	12,557	6,612	2,391	8,234	2,387	5,553	382	38,116
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$10,600,562	$6,670,845	$2,906,146	$1,707,090	$826,783	$1,080,240	$5,249,939	$29,041,605
(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding TDRs. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $53.8 million at December 31, 2022, compared to $109.6 million at December 31, 2021.

The table below presents the aging of past due balances by loan segment at December 31, 2022 and December 31, 2021 (in thousands):

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans
December 31, 2022
Commercial real estate:
Owner-occupied	$2,112	$615	$1,139	$3,866	$3,583,391	$3,587,257
Non-owner occupied	359	48	1,681	2,088	6,540,531	6,542,619
Consumer real estate – mortgage	13,635	83	9,094	22,812	4,412,234	4,435,046
Construction and land development	221	102	130	453	3,679,045	3,679,498
Commercial and industrial	15,457	13,713	9,428	38,598	10,202,764	10,241,362
Consumer and other	4,056	1,688	746	6,490	549,333	555,823
Total	$35,840	$16,249	$22,218	$74,307	$28,967,298	$29,041,605
December 31, 2021
Commercial real estate:
Owner-occupied	$727	$—	$2,426	$3,153	$3,045,669	$3,048,822
Non-owner occupied	1,434	—	645	2,079	5,219,625	5,221,704
Consumer real estate – mortgage	8,710	122	4,450	13,282	3,667,402	3,680,684
Construction and land development	61	—	127	188	2,902,829	2,903,017
Commercial and industrial	4,926	2,677	7,311	14,914	8,059,632	8,074,546
Consumer and other	1,715	568	372	2,655	482,834	485,489
Total	$17,573	$3,367	$15,331	$36,271	$23,377,991	$23,414,262

The following table details the changes in the allowance for credit losses from December 31, 2019 to December 31, 2020 to December 31, 2021 to December 31, 2022 by loan classification and the allocation of allowance for credit losses (in thousands):

	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for Credit Losses:
Balance at December 31, 2019	$13,406	$19,963	$8,054	$12,662	$36,112	$3,595	$985	$94,777
Impact of adopting ASC 326	264	(4,740)	21,029	(3,144)	23,040	2,638	(985)	38,102
Charged-off loans	(2,598)	(546)	(3,478)	—	(38,718)	(3,993)	—	(49,333)
Recovery of previously charged-off loans	1,317	911	1,493	147	4,540	1,554	—	9,962
Provision for loan losses	10,909	63,544	6,206	32,743	73,449	4,691	—	191,542
Balance at December 31, 2020	$23,298	$79,132	$33,304	$42,408	$98,423	$8,485	$—	$285,050
Charged-off loans	(1,420)	(786)	(632)	(367)	(46,213)	(5,578)	—	(54,996)
Recovery of previously charged-off loans	1,609	969	2,288	372	7,485	3,550	—	16,273
Provision for loan losses	(3,869)	(20,811)	(2,856)	(12,984)	52,645	4,781	—	16,906
Balance at December 31, 2021	$19,618	$58,504	$32,104	$29,429	$112,340	$11,238	$—	$263,233
Charged-off loans	(1,413)	(185)	(651)	(150)	(39,020)	(12,757)	—	(54,176)
Recovery of previously charged-off loans	2,082	187	1,512	471	15,687	7,690	—	27,629
Provision for loan losses	6,330	(18,027)	3,571	6,364	55,346	10,395	—	63,979
Balance at December 31, 2022	$26,617	$40,479	$36,536	$36,114	$144,353	$16,566	$—	$300,665

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

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. A reasonable and supportable period of 24 months was utilized for all loan segments at December 31, 2022 and 2021, followed by, in each case, a 12 month straight line reversion to long term averages at each measurement date.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, as of December 31, 2022 and December 31, 2021 (in thousands):

	Real Estate	Business Assets	Other	Total
December 31, 2022
Commercial real estate:
Owner-occupied	$10,804	$—	$—	$10,804
Non-owner occupied	4,795	—	—	4,795
Consumer real estate – mortgage	22,466	—	—	22,466
Construction and land development	299	—	—	299
Commercial and industrial	—	12,327	—	12,327
Consumer and other	—	—	2	2
Total	$38,364	$12,327	$2	$50,693
December 31, 2021
Commercial real estate:
Owner-occupied	$5,300	$—	$—	$5,300
Non-owner occupied	5,631	—	—	5,631
Consumer real estate – mortgage	16,392	—	—	16,392
Construction and land development	1,208	—	—	1,208
Commercial and industrial	—	6,976	206	7,182
Consumer and other	—	—	—	—
Total	$28,531	$6,976	$206	$35,713

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at December 31, 2022 and 2021. Also presented is the balance of loans on nonaccrual status at December 31, 2022 and 2021 for which there was no related allowance for credit losses recorded (in thousands):

	December 31, 2022			December 31, 2021
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner-occupied	$1,882	$—	$—	$2,694	$—	$—
Non-owner occupied	2,244	1,040	—	1,404	—	—
Consumer real estate – mortgage	17,330	—	—	10,264	—	144
Construction and land development	231	—	—	356	—	—
Commercial and industrial	16,345	8,003	3,663	16,849	13,188	1,091
Consumer and other	84	—	743	2	—	372
Total	$38,116	$9,043	$4,406	$31,569	$13,188	$1,607

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income through cash payments received on nonaccrual loans during the years ended December 31, 2022, 2021, and 2020. Had these nonaccruing loans been on accruing status, interest income would have been higher by $1.6 million, $1.7 million and $3.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Approximately $6.4 million and $15.5 million of nonaccrual loans as of December 31, 2022 and 2021, respectively, were performing pursuant to their contractual terms at those dates.

At December 31, 2022 and 2021, there were $2.2 million and $2.4 million, respectively, of TDRs that were performing as of their restructure date and which are accruing interest. Troubled commercial loans are restructured by specialists within Pinnacle Bank's Special Assets Group, and all restructurings are approved by committees and/or credit officers separate and apart from the normal loan approval process. These specialists are charged with reducing Pinnacle Financial's overall risk and exposure to loss in the event of a restructuring by obtaining some or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral release terms, additional collateral or other similar strategies.

There were no TDRs made during the years ended December 31, 2022 and 2021. The following table outlines the amount of each TDR by loan classification made during the year ended December 31, 2020 (dollars in thousands):

	Number of contracts	Pre Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment, net of related allowance

Commercial real estate:
Owner-occupied	—	$—	$—
Non-owner occupied	—	—	—
Consumer real estate – mortgage	1	807	807
Construction and land development	—	—	—
Commercial and industrial	—	—	—
Consumer and other	—	—	—
	1	$807	$807

During the years ended December 31, 2022, 2021 and 2020, Pinnacle Financial had no TDRs that subsequently defaulted within twelve months of the restructuring. A default is defined as an occurrence which violates the terms of the receivable's contract.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial had a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2022 with the comparative exposures for December 31, 2021 (in thousands):

	At December 31, 2022
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2021
Lessors of nonresidential buildings	$4,911,231	$2,146,814	$7,058,045	$5,368,638
Lessors of residential buildings	1,865,903	1,859,283	3,725,186	2,566,352
New housing for-sale builders	760,771	1,002,318	1,763,089	1,534,789
Music publishers	634,778	492,858	1,127,636	529,886
Total	$8,172,683	$5,501,273	$13,673,956	$9,999,665

Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as a part of its concentration management process. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank's total risk-based capital. At December 31, 2022 and 2021, Pinnacle Bank's construction and land development loans as a percentage of total risk-based capital were 85.9% and 79.1%, respectively. Non owner-occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 249.6% and 234.1% as of December 31, 2022 and 2021, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non owner-occupied commercial real estate and multifamily ratio of less than 300% of total risk-based capital. When a bank's ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Pinnacle Bank was within the 100% and 300% guidelines as of December 31, 2022 and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds.

At December 31, 2022, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $20.9 million to current directors, executive officers, and their related interests, of which $16.0 million had been drawn upon. At December 31, 2021, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $45.2 million to directors, executive officers, and their related interests, of which approximately $14.5 million had been drawn upon. All loans to directors, executive officers, and their related entities were performing in accordance with contractual terms at December 31, 2022 and 2021.

Loans Held for Sale

At December 31, 2022, Pinnacle Financial had approximately $21.1 million in commercial loans held for sale compared to $17.7 million at December 31, 2021. These include commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers. Also included are commercial loans originated for sale to BHG as part of BHG's alternative financing portfolio as more fully described in Note 2. Equity Method Investment.

At December 31, 2022, Pinnacle Financial had approximately $12.9 million of mortgage loans held-for-sale compared to approximately $30.3 million at December 31, 2021. Total mortgage loan volumes sold during the year ended December 31, 2022 were approximately $826.2 million compared to approximately $1.6 billion and $1.8 billion for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2022, Pinnacle Financial recognized $7.3 million in gains on the sale of these loans, net of commissions paid, compared to $32.4 million and $60.0 million, respectively, during the years ended December 31, 2021 and 2020.

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

Note 6.  Premises and Equipment and Lease Commitments

Premises and equipment at December 31, 2022 and 2021 are summarized as follows (in thousands):

	Range of Useful Lives			2022	2021
Land	Not applicable			$71,741	$70,240
Buildings	15 years	-	30 years	206,434	202,255
Leasehold improvements	15 years	-	20 years	62,209	54,922
Furniture and equipment	3 years	-	20 years	144,979	138,766
				485,363	466,183
Less: accumulated depreciation and amortization				157,478	178,001
				$327,885	$288,182

Depreciation and amortization expense was approximately $25.9 million, $22.2 million, and $22.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Right-of-use assets and lease liabilities relating to Pinnacle Financial's operating and finance leases are as follows at December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Right-of-use assets:
Operating leases	$126,767	$92,819
Finance leases	1,318	1,544
Total right-of-use assets	$128,085	$94,363
Lease liabilities:
Operating leases	$133,108	$97,925
Finance leases	2,458	2,739
Total lease liabilities	$135,566	$100,664

The total lease cost related to operating leases and short term leases is recognized on a straight-line basis over the lease term. For finance leases, right-of-use assets are amortized on a straight-line basis over the lease term and interest imputed on the lease liability is recognized using the effective interest method. The components of Pinnacle Financial's total lease cost were as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the years ended December 31,
	2022	2021	2020
Operating lease cost	$18,292	$15,696	$13,963
Short-term lease cost	401	297	354
Finance lease cost:
Interest on lease liabilities	189	208	227
Amortization of right-of-use asset	226	226	226
Sublease income	(1,357)	(1,309)	(1,324)
Net lease cost	$17,751	$15,118	$13,446

The weighted average remaining lease term and weighted average discount rate for operating and finance leases at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term
Operating leases	10.44 years	10.00 years
Finance leases	5.84 years	6.84 years
Weighted average discount rate
Operating leases	3.11%	2.71%
Finance leases	7.22%	7.22%

Cash flows related to operating and finance leases during the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	For the years ended December 31,
	2022	2021	2020
Operating cash flows related to operating leases	$16,956	$14,712	$13,494
Operating cash flows related to finance leases	$189	$208	$227
Financing cash flows related to finance leases	$281	$261	$243

Future undiscounted lease payments for operating and finance leases with initial terms of more than 12 months are as follows at December 31, 2022 (in thousands):

	Operating Leases	Finance Leases
2023	$18,975	$480
2024	19,365	527
2025	16,944	527
2026	14,463	527
2027	13,272	527
Thereafter	75,939	440
Total undiscounted lease payments	158,958	3,028
Less: imputed interest	(25,850)	(570)
Net lease liabilities	$133,108	$2,458

Note 7.  Deposits

At December 31, 2022, the scheduled maturities of time deposits are as follows (in thousands):

2023	$2,730,929
2024	617,312
2025	99,814
2026	26,551
2027	14,645
Thereafter	104
$3,489,355

At December 31, 2022 and 2021, approximately $1.3 billion and $603.8 million, respectively, of time deposits had been issued in denominations of $250,000 or greater.

At December 31, 2022 and 2021, Pinnacle Financial had $1.4 million and $1.9 million, respectively, of deposit accounts in overdraft status that have been reclassified to loans on the accompanying consolidated balance sheets.

Note 8.  Federal Home Loan Bank Advances

Pinnacle Bank is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist Pinnacle Bank in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, certain qualifying commercial mortgage loans with an aggregate carrying value of approximately $7.6 billion as collateral under the borrowing agreements with the FHLB.

At December 31, 2022 and 2021, Pinnacle Bank had outstanding advances from the FHLB totaling approximately $464.4 million and $888.7 million, respectively. The scheduled maturities of FHLB advances at December 31, 2022 and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates(1)
2023	$—	—%
2024	—	—%
2025	116,250	4.85%
2026	—	—%
2027	—	—%
Thereafter	350,012	2.36%
	466,262
Deferred costs	(1,826)
Total Federal Home Loan Bank advances	$464,436
Weighted average interest rate		2.98%
(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2022.

At December 31, 2022, Pinnacle Bank had accommodations which allow it to borrow from the Federal Reserve Bank of Atlanta's discount window and purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. At December 31, 2022, Pinnacle Bank had approximately $3.8 billion in borrowing availability with the FHLB, $4.8 billion with the Federal Reserve Bank discount window, and approximately $155.0 million with other correspondent banks with whom Pinnacle Bank has arranged lines of credit. At December 31, 2022, Pinnacle Bank was not carrying any balances with the Federal Reserve Bank discount window or correspondent banks under these arrangements.

Note 9.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities, and Pinnacle Financial has entered into certain other subordinated debt agreements. These instruments are outlined below as of December 31, 2022 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2022	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	7.54%	3-month LIBOR + 2.80%
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	6.13%	3-month LIBOR + 1.40%
Pinnacle Statutory Trust III	September 07, 2006	September 30, 2036	20,619	6.40%	3-month LIBOR + 1.65%
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	7.62%	3-month LIBOR + 2.85%
BNC Capital Trust I	April 03, 2003	April 15, 2033	5,155	7.33%	3-month LIBOR + 3.25%
BNC Capital Trust II	March 11, 2004	April 07, 2034	6,186	6.93%	3-month LIBOR + 2.85%
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	6.48%	3-month LIBOR + 2.40%
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	6.43%	3-month LIBOR + 1.70%
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	7.82%	3-month LIBOR + 3.10%
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	6.26%	3-month LIBOR + 1.49%
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	6.14%	3-month LIBOR + 1.73%
Southcoast Capital Trust III	August 05, 2005	September 30, 2035	10,310	6.23%	3-month LIBOR + 1.50%
Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (1)
Debt issuance costs and fair value adjustment			(8,940)
Total subordinated debt and other borrowings			$424,055
(1) Migrates to three month LIBOR + 2.775% (or an alternative benchmark rate plus comparable spread in the event that three month LIBOR is no longer published on such adjustment date) beginning September 15, 2024 through the end of the term.
Interest on each of the trust preferred securities Pinnacle Financial has issued is currently based on a floating rate tied to 3-month LIBOR plus some spread.

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

Note 10.  Income Taxes

Income tax expense attributable to continuing operations for each of the years ended December 31 is as follows (in thousands):

	2022	2021	2020
Current tax expense :
Federal	$104,141	$125,016	$98,082
State	12,870	11,798	19,270
Total current tax expense	117,011	136,814	117,352
Deferred tax expense (benefit):
Federal	15,082	(12,149)	(45,450)
State	4,658	(83)	(12,865)
Total deferred tax (benefit) expense	19,740	(12,232)	(58,315)
Total income tax expense	$136,751	$124,582	$59,037

Pinnacle Financial's income tax expense differs from the amounts computed by applying the Federal income tax statutory rate of 21% to income before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2022 is as follows (in thousands):

	2022	2021	2020
Income tax expense at statutory rate	$146,474	$136,900	$77,985
State excise tax expense, net of federal tax effect	13,847	9,255	5,059
Non-deductible executive compensation	5,481	2,149	1,297
Tax-exempt securities	(18,730)	(15,243)	(13,706)
Federal tax credits	(5,019)	(4,712)	(3,717)
Bank owned life insurance	(4,599)	(4,413)	(4,759)
Insurance premiums	(36)	(273)	(272)
Excess tax benefits associated with equity compensation	(3,027)	(2,475)	(417)
Other items	2,360	3,394	(2,433)
Income tax expense	$136,751	$124,582	$59,037

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

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Allowance for credit losses	$77,015	$66,785
Loans	10,576	14,778
Insurance	817	759
Accrued liability for supplemental retirement agreements	7,595	7,612
Restricted stock and stock options	7,795	9,148
Securities	67,286	—
Lease liability	35,589	26,476
Other real estate owned	1,526	1,540
Net federal operating loss carryforward and credits	1,168	1,271
Annual incentive compensation	21,322	23,095
Partnership interests	31,559	27,653
Allowance for off balance sheet credit exposures	6,527	5,873
Tax credit investments	8,282	—
Other deferred tax assets	3,267	1,941
Total deferred tax assets	280,324	186,931

	2022	2021
Deferred tax liabilities:
Depreciation and amortization	17,723	14,520
Core deposit and other intangible assets	9,070	8,787
Securities	—	21,680
Cash flow hedge	6,854	9,890
REIT dividends	2,338	1,222
FHLB related liabilities	328	1,600
Equity method investment	76	23
Right-of-use assets and other leasing transactions	33,157	24,315
Leases	35,547	—
Subordinated debt	1,662	1,791
Other deferred tax liabilities	2,054	1,831
Total deferred tax liabilities	108,809	85,659
Net deferred tax assets	$171,515	$101,272

At December 31, 2022, the Company had federal and state loss carryforwards resulting from acquisitions of approximately $5.3 million that expire at various dates from 2028 to 2034.

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

A reconciliation of the beginning and ending unrecognized tax benefit related to state uncertain tax positions for each of the years in the three-year period ended December 31, 2022 is as follows (in thousands):

	2022	2021	2020
Balance at January 1,	$12,737	$9,658	$6,910
Increases due to tax positions taken during the current year	3,721	3,647	2,748
Increases due to tax positions taken during a prior year	—	—	—
Decreases due to the lapse of the statute of limitations during the current year	(706)	(568)	—
Decreases due to settlements with the taxing authorities during the current year	—	—	—
Balance at December 31,	$15,752	$12,737	$9,658

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Pinnacle Financial recognized $264,000 in interest and penalties for the year ended December 31, 2022. No interest and penalties were recorded for the year ended December 31, 2021. Pinnacle Financial recognized $571,000 in interest and penalties for the year ended December 31, 2020.

Note 11.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2022, these commitments amounted to $15.9 billion, of which approximately $1.7 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At December 31, 2022, these commitments amounted to $355.1 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At December 31, 2022 and 2021, Pinnacle Financial had accrued $25.0 million and $22.5 million, respectively, for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these routine claims outstanding at December 31, 2022 will not have a material impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 12.  Salary Deferral Plans

Pinnacle Financial has a 401(k) retirement plan (the 401k Plan) covering all employees who elect to participate, subject to certain eligibility requirements. The 401(k) Plan allows employees to defer up to 50% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% of employee self-directed contributions during 2022, 2021, and 2020. Pinnacle Financial's expense associated with the matching component of the plan for each of the years in the three-year period ended December 31, 2022 was approximately $13.7 million, $11.1 million and $9.4 million, respectively, and is included in the accompanying consolidated statements of operations in salaries and employee benefits expense.

Pinnacle Financial has assumed supplemental retirement plans for certain directors and executive officers of banks which we have acquired. At December 31, 2022 and 2021, respectively, Pinnacle Financial had recorded $30.3 million and $30.4 million of liabilities on its balance sheet associated with these supplemental executive retirement plans. A portion of these assumed plans were fully funded with Rabbi Trusts whose balances at December 31, 2022 totaled $17.0 million. At December 31, 2022, the remaining amounts that are not yet funded are included in other liabilities in the accompanying consolidated balance sheets.

Note 13.  Stock Options and Restricted Shares

Pinnacle Financial's Amended and Restated 2018 Omnibus Equity Incentive Plan (the "2018 Plan") permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At December 31, 2022, there were approximately 1.3 million shares available for issuance under the 2018 Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further shares remain available for issuance under the CapitalMark Option Plan. At December 31, 2022, all of the remaining options outstanding under any equity incentive plan of Pinnacle Financial were granted under the CapitalMark Option Plan.

Common Stock Options

As of December 31, 2022, of the 40,188 stock options outstanding, approximately 11,539 options were granted with the intention to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment to the option holder while approximately 28,649 options would be deemed non-qualified stock options and thus not subject to favorable tax treatment to the option holder. Favorable treatment generally refers to the recipient of the award not having to report ordinary income at the date of exercise assuming certain conditions are met. All stock options granted under the CapitalMark Plan were fully vested at the date of the CapitalMark merger.

A summary of stock option activity within the equity incentive plans during each of the years in the three-year period ended December 31, 2022 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000's)
Outstanding at December 31, 2019	119,274	$23.45
Granted	—	—
Stock options exercised	(17,505)	23.40
Forfeited	—	—
Outstanding at December 31, 2020	101,769	$23.46
Granted	—	—
Stock options exercised	(45,125)	22.18
Forfeited	(497)	20.00
Outstanding at December 31, 2021	56,147	$24.51
Granted	—	—
Stock options exercised	(15,959)	23.28
Forfeited	—	—
Outstanding at December 31, 2022	40,188	$25.00	0.33	$1,945
Options exercisable at December 31, 2022	40,188	$25.00	0.33	$1,945
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Pinnacle Financial common stock of $73.40 per common share at December 31, 2022 for the 40,188 options that were in-the-money at December 31, 2022.

During 2022, 2021 and 2020, the aggregate intrinsic value of stock options exercised under Pinnacle Financial's equity incentive plans was $1.0 million, $3.0 million and $350,000, respectively, determined using the quoted price of Pinnacle Financial common stock as of the date of option exercise.

There have been no options granted by Pinnacle Financial since 2008. All stock option awards granted by Pinnacle Financial were fully vested during 2013. Stock options granted under the CapitalMark Plan were fully vested at the time of acquisition. As such, there was no impact on the results of operations for stock-based compensation related to stock options for any year in the three-year period ended December 31, 2022, except for the tax impact recorded as a component of income tax expense upon exercise.

Restricted Shares

A summary of activity for unvested restricted share awards for the years ended December 31, 2022, 2021, and 2020 follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2019	555,296	$57.04
Shares awarded	284,904	55.91
Restrictions lapsed and shares released to associates/directors	(215,846)	55.39
Shares forfeited	(29,685)	59.64
Unvested at December 31, 2020	594,669	$56.97
Shares awarded	249,641	77.00
Restrictions lapsed and shares released to associates/directors	(193,846)	56.47
Shares forfeited	(37,129)	62.79
Unvested at December 31, 2021	613,335	$64.93
Shares awarded	286,445	98.06
Restrictions lapsed and shares released to associates/directors	(188,394)	64.53
Shares forfeited	(35,775)	75.35
Unvested at December 31, 2022	675,611	$78.53

Pinnacle Financial grants restricted share awards to associates (including certain members of executive management) and outside directors with time-based vesting criteria. The following tables outline restricted stock grants that were made by grant year, grouped by similar vesting criteria, during the three-year period ended December 31, 2022. The table below reflects the life-to-date activity for these awards:

Grant year	Group (1)	Vesting period in years			Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (4)	Shares unvested
Time Based Awards
2020	Associates (2)	3	—	5	266,379	74,888	30,556	25,770	135,165
2021	Associates (2)	3	—	5	237,811	31,372	12,388	24,977	169,074
2022	Associates (2)	3	—	5	276,965	75	66	8,866	267,958
Outside Director Awards (3)
2020	Outside directors	1			18,525	16,327	2,198	—	—
2021	Outside directors	1			11,830	10,222	1,608	—	—
2022	Outside directors	1			9,480	—	—	—	9,480
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
(4)These shares represent forfeitures resulting from recipients whose employment or board membership was terminated during the year-to-date period ended December 31, 2022. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

  Compensation expense associated with the time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award.

Restricted Stock Unit Awards

A summary of activity for unvested restricted stock units for the year ended December 31, 2022 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2021	56,368	$71.22
Restricted stock units awarded	38,133	104.80
Restrictions lapsed and underlying shares released to associates/directors	(18,897)	71.24
Restricted stock units forfeited	(1,621)	85.50
Unvested at December 31, 2022	73,983	$88.21

Pinnacle Financial grants restricted stock units to its Named Executive Officers (NEOs) and leadership team members with time-based vesting criteria. Compensation expense associated with time-based vesting restricted stock unit awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock unit grants that were made, grouped by similar vesting criteria, during the years ended December 31, 2022 and 2021. The table reflects the life-to-date activity for these awards:

Grant year	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (1)	Shares unvested
2021	3	56,864	12,534	6,476	1,486	36,368
2022	3	38,133	11	4	503	37,615
(1)These shares represent forfeitures resulting from recipients whose employment was terminated during the life-to-date period ended December 31, 2022. Dividend equivalents are held in escrow for award recipients for dividends paid prior to the forfeiture restrictions lapsing. Such dividend equivalents are not released from escrow if an award is forfeited.

Performance Stock Unit Awards

The following table details the performance stock unit awards outstanding at December 31, 2022:

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

During the years ended December 31, 2022 and 2021, the restrictions associated with 130,996 performance stock unit awards and 134,146 performance stock unit awards, respectively, granted in prior years lapsed, based on the terms of the applicable award agreement and approval by Pinnacle Financial's Human Resources and Compensation Committee, and were settled into shares of Pinnacle Financial common stock with 46,684 shares and 46,616 shares, respectively, being withheld to pay the taxes associated with the settlement of those shares.

Additionally, during the year ended December 31, 2021, 199,633 performance stock unit awards granted in prior years were forfeited due to the failure to reach performance targets for the year ended December 31, 2020 as defined in the associated performance stock unit award agreements.

A summary of stock compensation expense, net of the impact of income taxes, related to restricted share awards, restricted stock unit awards and performance stock unit awards for the three-year period ended December 31, 2022, follows (in thousands):

	2022	2021	2020

Restricted stock expense	$39,552	$24,952	$18,737
Income tax benefit (1)	10,339	6,522	4,898
Restricted stock expense, net of income tax benefit	$29,213	$18,430	$13,839

(1) Income tax benefit shown at statutory tax rate for each period presented. A portion of the restricted stock expense associated with awards to NEOs may be disallowed based on Federal income tax regulations.

As of December 31, 2022, compensation cost related to unvested restricted share awards, restricted stock unit awards and performance stock unit awards not yet recognized was $72.8 million. This expense, if the underlying awards are earned, is expected to be recognized over a weighted-average period of 2.00 years.

Note 14.  Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

Pinnacle Financial's derivative instruments with certain counterparties contain legally enforceable netting that allow multiple transactions to be settled into a single amount. The fair value hedge and interest rate swaps (swaps) assets and liabilities are presented at gross fair value before the application of bilateral collateral and master netting agreements, but after the initial margin posting and daily variation margin payments made with central clearinghouse organizations. Total fair value hedge and swaps assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of December 31, 2022. The resulting net fair value hedge and swaps asset and liability fair values are included in other assets and other liabilities, respectively, on the consolidated balance sheets. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customer transactions as of December 31, 2022 and 2021 is included in the following table (in thousands):

	December 31, 2022		December 31, 2021
	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Assets	$1,620,520	$39,763	$1,540,992	$39,770
Liabilities	1,620,520	(96,483)	1,540,992	(40,241)
Total non-hedging derivatives	$3,241,040	$(56,720)	$3,081,984	$(471)

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At December 31, 2022, the notional amount of interest rate swap agreements designated as non-hedge derivatives cleared through clearing houses is $827.3 million with a fair value that approximates zero due to $56.3 million in received variation margin payments.

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Year ended December 31,
		2022	2021	2020
Interest rate swap agreements	Other noninterest income	$53	$846	$(1,109)

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the LIBOR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. During 2022, Pinnacle Financial paid $95.7 million to purchase interest rate floors and interest rate collars with notional amounts totaling $1.8 billion to mitigate the impact of changing interest rates on LIBOR and SOFR-based variable rate loans. A summary of Pinnacle Financial's cash flow hedge relationships as of December 31, 2022 and 2021 are as follows (in thousands):

					December 31, 2022		December 31, 2021
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor - loans	Other assets	4.84	4.00%-4.50% minus USD-Term SOFR 1M	N/A	$875,000	$48,622	$—	$—
Interest rate collar - loans	Other assets	4.84	4.25%-4.75% minus USD-Term SOFR 1M	USD-Term SOFR 1M minus 6.75%-7.00%	$875,000	$45,553	$—	$—
					$1,750,000	$94,175	$—	$—

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	Years ended December 31,
	2022	2021	2020
Asset derivatives
Interest rate floor - loans	$1,002	$(15,034)	$62,979
Liability derivatives
Interest rate swaps - borrowings	$—	$—	$2,447
	$1,002	$(15,034)	$65,426

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualified for hedge accounting treatment. If a hedge were deemed to be ineffective, the amount included in accumulated other comprehensive income (loss) would be reclassified into a line item within the statement of income that impacts operating results. A hedging relationship is no longer considered to be effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Gains on cash flow hedges totaling $10.0 million and $9.6 million, net of tax, were reclassified from accumulated other comprehensive income (loss) into net income during the years ended December 31, 2022 and 2021, respectively. Losses on cash flow hedges totaling and $5.5 million, net of tax, were reclassified from other comprehensive income (loss) into net income during the year ended December 31, 2020. Approximately $9.8 million in unrealized gains, net of tax, are expected to be reclassified from accumulated other comprehensive income (loss) into net income over the next twelve months.

Derivatives designated as fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. Pinnacle Financial utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to LIBOR, SOFR or federal funds rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities.

A summary of Pinnacle Financial's fair value hedge relationships as of December 31, 2022 and 2021 are as follows (in thousands):

					December 31, 2022		December 31, 2021
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate swap agreements - securities	Other assets	7.43	2.25%	3 month LIBOR/Federal funds/SOFR	$1,420,724	$56,056	$559,820	$15,109
Liability derivatives
Interest rate swap agreements - securities	Other liabilities	0.00	—%	N/A	—	—	471,670	(39,781)
Total fair value derivatives					$1,420,724	$56,056	$1,031,490	$(24,672)

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At December 31, 2022, the notional amount of fair value derivatives hedges cleared through clearing houses is $877.7 million with a fair value that approximates zero due to $47.9 million in received variation margin payments.

Notional amounts of $464.7 million included in the table above as of December 31, 2022 receive a variable rate of interest based on three month LIBOR, notional amounts totaling $392.2 million as of December 31, 2022 receive a variable rate of interest based on the daily compounded federal funds rate and notional amounts totaling $563.8 million as of December 31, 2022 receive a variable rate of interest based on the daily compounded secured overnight financing rate.

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the years end December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
		Year ended December 31,
Securities		2022	2021	2020
Interest rate swap agreements	Interest income on securities	$80,728	$42,642	$(26,536)
Securities available-for-sale	Interest income on securities	$(80,728)	$(42,642)	$26,536

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at December 31, 2022 and 2021 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Line item on the balance sheet
Securities available-for-sale	$1,445,511	$1,165,773	$(56,056)	$24,672

During the years ended December 31, 2022, 2021 and 2020 amortization expense totaling $1.9 million, $3.5 million and $4.3 million, respectively, related to previously terminated fair value hedges was recognized as a reduction to interest income on loans.

In April 2022, interest rates swaps designated as fair value hedges with notional amounts totaling $164.3 million and market values totaling $14.3 million were terminated. Approximately $986,000 in gains were recognized at the time of termination and the remaining $11.6 million will be accreted as additional interest income on the previously hedged available-for-sale mortgage backed and municipal securities over the same period as existing purchase discounts or premiums on these securities.

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

Other assets – Included in other assets are certain assets carried at fair value, including interest rate swap agreements to facilitate customer transactions, interest rate swap agreements designated as fair value hedges, interest rate caps and floors designated as cash flow hedges and interest rate locks associated with the mortgage loan pipeline. The carrying amount of interest rate swap agreements is based on Pinnacle Financial's pricing models that utilize observable market inputs. The fair value of the cash flow hedge agreements is determined by calculating the difference between the discounted fixed rate cash flows and the discounted variable rate cash flows. The fair value of the mortgage loan pipeline is based upon the projected sales price of the underlying loans, taking into account market interest rates and other market factors at the measurement date, net of the projected fallout rate. Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

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

The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2022 and 2021, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2022
Investment securities available-for-sale:
U.S. treasury securities	$194,184	$—	$194,184	$—
U.S. government agency securities	396,157	—	396,157	—
Mortgage-backed securities	971,576	—	971,576	—
State and municipal securities	1,412,306	—	1,411,677	629
Asset-backed securities	117,403	—	117,403	—
Corporate notes and other	467,244	—	467,244	—
Total investment securities available-for-sale	3,558,870	—	3,558,241	629
Other investments	153,011	—	22,029	130,982
Other assets	190,629	—	190,629	—
Total assets at fair value	$3,902,510	$—	$3,770,899	$131,611

Other liabilities	$96,483	$—	$96,483	$—
Total liabilities at fair value	$96,483	$—	$96,483	$—

December 31, 2021
Investment securities available-for-sale:
U.S. treasury securities	$193,609	$—	$193,609	$—
U.S. government agency securities	632,009	—	632,009	—
Mortgage-backed securities	1,920,239	—	1,920,239	—
State and municipal securities	1,823,837	—	1,823,009	828
Asset-backed securities	229,569	—	229,569	—
Corporate notes and other	114,931	—	114,931	—
Total investment securities available-for-sale	4,914,194	—	4,913,366	828
Other investments	125,969	—	24,973	100,996
Other assets	57,441	—	57,441	—
Total assets at fair value	$5,097,604	$—	$4,995,780	$101,824

Other liabilities	$80,106	$—	$80,106	$—
Total liabilities at fair value	$80,106	$—	$80,106	$—

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021 (in thousands):

December 31, 2022	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$7,952	$—	$—	$7,952
Collateral dependent loans (1)	33,767	—	—	33,767
Total	$41,719	$—	$—	$41,719

December 31, 2021
Other real estate owned	$8,537	$—	$—	$8,537
Collateral dependent loans (1)	30,799	—	—	30,799
Total	$39,336	$—	$—	$39,336
(1)The carrying values of collateral dependent loans at December 31, 2022 and 2021 are net of valuation allowances of $6.5 million and $1.7 million, respectively.

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the year ended December 31, 2022, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the years ended December 31, 2022 and December 31, 2021, (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the year ended December 31,
	2022			2021
	Available-for-sale Securities	Other investments	Other liabilities	Available-for-sale Securities	Other investments	Other liabilities
Fair value, Jan. 1	$828	$100,996	$—	$15,497	$47,759	$—
Total net realized gains included in income	7	10,605	—	1,302	23,109	—
Change in unrealized gains/losses included in other comprehensive income (loss)	(48)	—	—	(3,184)	—	—
Purchases	—	33,208	—	—	45,986	—
Issuances	—	—	—	—	—	—
Settlements	(158)	(13,827)	—	(12,787)	(15,858)	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value, Dec. 31	$629	$130,982	$—	$828	$100,996	$—
Total realized gains included in income	$7	$10,605	$—	$1,302	$23,109	$—

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at December 31, 2022 and 2021. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, interest-bearing due from banks and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands).

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2022
Financial assets:
Securities purchased with agreement to resell	$513,276	$440,390	$—	$—	$440,390
Securities held-to-maturity	3,079,050	2,744,946	—	2,744,946	—
Loans, net	28,740,940	27,901,662	—	—	27,901,662
Consumer loans held-for-sale	42,237	42,353	—	42,353	—
Commercial loans held-for-sale	21,093	21,151	—	21,151	—
Financial liabilities:
Deposits and securities sold under agreements to repurchase	35,156,148	34,435,447	—	—	34,435,447
Federal Home Loan Bank advances	464,436	477,673	—	—	477,673
Subordinated debt and other borrowings	424,055	430,884	—	—	430,884
Off-balance sheet instruments:
Commitments to extend credit (2)	16,224,349	26,780	—	—	26,780

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2021
Financial assets:
Securities purchased with agreement to resell	$1,000,000	$980,543	$—	$—	$980,543
Securities held-to-maturity	1,155,958	1,188,049	—	1,188,049	—
Loans, net	23,151,029	23,223,299	—	—	23,223,299
Consumer loans held-for-sale	45,806	46,288	—	46,288	—
Commercial loans held-for-sale	17,685	17,871	—	17,871	—
Financial liabilities:
Deposits and securities sold under agreements to repurchase	31,457,092	30,812,222	—	—	30,812,222
Federal Home Loan Bank advances	888,681	1,006,866	—	—	1,006,866
Subordinated debt and other borrowings	423,172	479,879	—	—	479,879
Off-balance sheet instruments:
Commitments to extend credit (2)	13,063,942	24,351	—	—	24,351

(1)Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.
(2)At the end of each period, Pinnacle Financial evaluates the inherent risks of the outstanding off-balance sheet commitments, including both commitments for unfunded loans and standby letters of credit. In making this evaluation, Pinnacle Financial utilizes credit loss expectations on funded loans from our allowance for credit losses methodology and evaluates the probability that the outstanding commitment will eventually become a funded loan. As a result, at December 31, 2022 and 2021, Pinnacle Financial included in other liabilities $25.0 million and $22.5 million, respectively, representing expected credit losses on off-balance sheet commitments, which are reflected in the estimated fair values of the related commitments. Also included in the fair values at December 31, 2022 and 2021, are unamortized fees related to these commitments of $1.8 million and $1.9 million, respectively.

Note 18.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary and disclosures surrounding those VIE's which have not been consolidated. The consolidation methodology provided in this footnote as of December 31, 2022 and 2021 has been prepared in accordance with ASC 810.

Non-consolidated Variable Interest Entities

At December 31, 2022, Pinnacle Financial did not have any consolidated VIEs to disclose but did have the following non-consolidated VIEs: low income housing partnerships, other tax credit investments, trust preferred issuances, commercial loan TDRs, and managed discretionary trusts.

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

Pinnacle Financial makes equity investments as a limited partner or non-managing member in entities that receive New Markets Tax Credits, historic tax credits, and renewable energy tax credits. The purpose of these investments is to achieve a satisfactory return on investment and support Pinnacle Financial's community reinvestment initiatives. These entities are considered VIEs as Pinnacle Financial as the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the success of the entity through voting rights or similar rights.

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

The following table summarizes VIE's that are not consolidated by Pinnacle Financial as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022		December 31, 2021
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Classification
Low income housing partnerships	$228,372	$—	$188,861	$—	Other Assets
Other tax credit investments	6,118	—	739	—	Other Assets
Trust preferred issuances	N/A	132,995	N/A	132,995	Subordinated Debt
Commercial TDRs	110	—	145	—	Loans
Managed discretionary trusts	N/A	N/A	N/A	N/A	N/A

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

During the year ended December 31, 2022, Pinnacle Bank paid $110.8 million in dividends to Pinnacle Financial. As of December 31, 2022, Pinnacle Bank could pay approximately $1.0 billion of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2013, Pinnacle Financial has paid a quarterly common stock dividend. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 18, 2022, when the board of directors increased the dividend to $0.22 per common share from $0.18 per common share. During the second quarter of 2020, Pinnacle Financial successfully issued 9.0 million depositary shares, each representing a 1/40th fractional interest in a share of Series B noncumulative, perpetual preferred stock (the "Series B Preferred Stock") in a registered public offering to both retail and institutional investors. Beginning in the third quarter of 2020, Pinnacle Financial began paying a quarterly dividend of $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock. The amount and timing of all future dividend payments by Pinnacle Financial, if any, including dividends on Pinnacle Financial's Series B Preferred Stock (and associated depositary shares), is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's receipt of dividends from Pinnacle Bank, earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to Pinnacle Financial and receipt of any regulatory approvals that may become required as a result of each of Pinnacle Financial's or Pinnacle Bank's financial results.

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

Management believes, as of December 31, 2022, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain certain total, Tier 1, common equity Tier 1 and Tier 1 leverage capital ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital to risk weighted assets:
Pinnacle Financial	$4,584,292	12.4%	$2,949,276	8.0%	$3,686,595	10.0%
Pinnacle Bank	$4,282,742	11.6%	$2,941,082	8.0%	$3,676,353	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$3,888,100	10.5%	$2,211,957	6.0%	$2,949,276	8.0%
Pinnacle Bank	$4,015,550	10.9%	$2,205,812	6.0%	$2,941,082	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$3,670,851	10.0%	$1,658,968	4.5%	N/A	N/A
Pinnacle Bank	$4,015,427	10.9%	$1,654,359	4.5%	$2,389,629	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$3,888,100	9.7%	$1,595,457	4.0%	N/A	N/A
Pinnacle Bank	$4,015,550	10.1%	$1,591,502	4.0%	$1,989,378	5.0%
December 31, 2021
Total capital to risk weighted assets:
Pinnacle Financial	$4,060,598	13.8%	$2,347,963	8.0%	$2,934,953	10.0%
Pinnacle Bank	$3,670,111	12.6%	$2,334,243	8.0%	$2,917,804	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$3,425,751	11.7%	$1,760,972	6.0%	$2,347,963	8.0%
Pinnacle Bank	$3,464,265	11.9%	$1,750,683	6.0%	$2,334,243	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$3,208,503	10.9%	$1,320,729	4.5%	N/A	N/A
Pinnacle Bank	$3,464,142	11.9%	$1,313,012	4.5%	$1,896,573	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$3,425,751	9.7%	$1,412,747	4.0%	N/A	N/A
Pinnacle Bank	$3,464,265	9.9%	$1,406,063	4.0%	$1,757,578	5.0%
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

	Years ended December 31,
	2022	2021	2020
Other noninterest income:
Interchange and other consumer fees	$68,022	$57,263	$40,960
Bank-owned life insurance	21,033	18,942	18,784
Loan swap fees	5,812	5,414	4,568
SBA loan sales	7,036	12,242	5,579
Income from other equity investments	10,605	23,109	1,072
Other noninterest income	23,913	12,839	11,940
Total other noninterest income	$136,421	$129,809	$82,903

Other noninterest expense:
Deposit related expenses	$28,972	$24,003	$24,392
Lending related expenses	52,700	39,578	28,703
Wealth management related expenses	2,565	1,950	2,053
Audit, exam and insurance expense	9,209	11,259	10,596
FHLB restructuring charges	—	—	15,168
Administrative and other expenses	27,375	23,169	23,725
Total other noninterest expense	$120,821	$99,959	$104,637

Note 21.  Parent Company Only Financial Information

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2022 and 2021 and for each of the years in the three-year period ended December 31, 2022 (in thousands):

CONDENSED BALANCE SHEETS

	2022	2021
Assets:
Cash and cash equivalents	$186,572	$184,654
Investments in bank subsidiaries	5,626,844	5,329,003
Investments in consolidated subsidiaries	12,202	11,133
Investment in unconsolidated subsidiaries:
Statutory Trusts	3,995	3,995
Other investments	56,957	156,292
Current income tax receivable	33,870	29,609
Other assets	57,980	24,930
	$5,978,420	$5,739,616
Liabilities and shareholders' equity:
Subordinated debt and other borrowings	424,055	423,172
Other liabilities	34,973	5,837
Shareholders' equity	5,519,392	5,310,607
	$5,978,420	$5,739,616

CONDENSED STATEMENTS OF OPERATIONS

	2022	2021	2020
Revenues:
Income from bank subsidiaries	$110,834	$99,766	$119,065
Income from nonbank subsidiaries	145	89	119
Income from equity method investment	33,817	33,169	22,587
Other income	6,478	14,945	3,861

	2022	2021	2020
Expenses:
Interest expense	18,590	22,903	23,877
Personnel expense, including stock compensation	39,552	24,952	18,737
Other expense	3,025	2,697	2,905
Income before income taxes and equity in undistributed income of subsidiaries	90,107	97,417	100,113
Income tax benefit	(8,444)	(3,088)	(5,370)
Income before equity in undistributed income of subsidiaries	98,551	100,505	105,483
Equity in undistributed income of bank subsidiaries	461,004	424,978	205,327
Equity in undistributed income of nonbank subsidiaries	1,187	1,840	1,511
Net income	$560,742	$527,323	$312,321
Preferred stock dividends	15,192	15,192	7,596
Net income available to common shareholders	$545,550	$512,131	$304,725

CONDENSED STATEMENTS OF CASH FLOWS

	2022	2021	2020
Operating activities:
Net income	$560,742	$527,323	$312,321
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and accretion	882	1,886	1,122
Stock-based compensation expense	39,552	24,952	18,737
Increase (decrease) in income tax payable, net	28,281	—	(2,467)
Deferred tax expense	1,760	2,850	3,876
Income from equity method investments, net	(33,817)	(33,169)	(22,587)
Dividends received from equity method investment	10,365	12,214	9,251
Excess tax benefit from stock compensation	(3,027)	(2,475)	(417)
Gain on other investments, net	(2,563)	(10,223)	(195)
Decrease (increase) in other assets	(32,609)	19,478	(39,981)
Increase (decrease) in other liabilities	3,881	2,032	(764)
Equity in undistributed income of bank subsidiaries	(461,004)	(424,978)	(205,327)
Equity in undistributed income of nonbank subsidiaries	(1,187)	(1,840)	(1,511)
Net cash provided by operating activities	111,256	118,050	72,058
Investing activities:
Investment in consolidated banking subsidiaries	—	—	—
Increase in other investments	(15,776)	(11,668)	(2,454)
Net cash used in investing activities	(15,776)	(11,668)	(2,454)
Financing activities:
Proceeds from subordinated debt and other borrowings, net of issuance costs	—	—	(93)
Repayment of subordinated debt and other borrowings	—	(120,000)	(80,000)
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes	(5,462)	(3,790)	(2,488)
Exercise of common stock options, net of shares surrendered for taxes	(4,714)	(3,130)	(2,577)
Issuance of preferred stock, net of issuance costs	—	—	217,126
Repurchase of common stock	—	—	(50,790)
Common dividends paid	(68,194)	(55,504)	(49,389)
Preferred stock dividends paid	(15,192)	(15,192)	(7,596)
Net cash provided by (used in) financing activities	(93,562)	(197,616)	24,193
Net increase (decrease) in cash	1,918	(91,234)	93,797
Cash and cash equivalents, beginning of year	184,654	275,888	182,091
Cash and cash equivalents, end of year	$186,572	$184,654	$275,888

The investment in BHG previously held by Pinnacle Financial was contributed to Pinnacle Bank in an amount of $134.7 million, net of deferred tax liabilities associated with the investment, effective September 30, 2022.

Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial under Tennessee banking laws. Pinnacle Bank paid dividends of $110.8 million, $99.8 million and $119.1 million, respectively, to Pinnacle Financial in each of the years ended December 31, 2022, 2021 and 2020.

Note 22.  Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2022 follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022
Interest income	$258,617	$292,376	$371,764	$451,178
Net interest income	239,475	264,574	305,784	319,460
Provision for credit losses	2,720	12,907	27,493	24,805
Net income before taxes	157,590	181,131	183,843	174,929
Net income	129,110	145,127	148,658	137,847
Net income available to common shareholders	125,312	141,329	144,860	134,049
Basic net income per common share	$1.66	$1.87	$1.91	$1.77
Diluted net income per common share	$1.65	$1.86	$1.91	$1.76

2021
Interest income	$251,917	$259,236	$260,868	$259,193
Net interest income	222,870	233,225	237,543	238,763
Provision for credit losses	7,235	2,834	3,382	2,675
Net income before taxes	153,648	162,458	169,405	166,394
Net income	125,428	131,790	136,577	133,528
Net income available to common shareholders	121,630	127,992	132,779	129,730
Basic net income per common share	$1.61	$1.70	$1.76	$1.72
Diluted net income per common share	$1.61	$1.69	$1.75	$1.71

2020
Interest income	$263,069	$251,738	$249,188	$257,047
Net interest income	193,552	200,657	206,594	220,985
Provision for credit losses	105,045	72,832	16,758	9,180
Net income before taxes	26,691	73,674	137,049	133,944
Net income	28,356	62,444	110,645	110,876
Net income available to common shareholders	28,356	62,444	106,847	107,078
Basic net income per common share	$0.37	$0.83	$1.42	$1.42
Diluted net income per common share	$0.37	$0.83	$1.42	$1.42

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

Management Report on Internal Control Over Financial Reporting

The report of Pinnacle Financial's management on Pinnacle Financial's internal control over financial reporting begins on page 82 of this Annual Report on Form 10-K. The report of Pinnacle Financial's independent registered public accounting firm on Pinnacle Financial's internal control over financial reporting is set forth on page 85 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2023 under the headings "Corporate Governance-Code of Conduct," "Proposal #1 Election of Directors-Audit Committee," "Proposal #1 Election of Directors," "Information About Our Executive Officers," and "Delinquent Section 16(a) Reports" and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2023 under the headings "Proposal #1 Election of the Directors-Director Compensation" and "Executive Compensation" and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The response to this Item regarding security ownership of certain beneficial owners and management will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2023 under the heading, "Security Ownership of Certain Beneficial Owners and Management" and are incorporated herein by reference.

The following table summarizes information concerning Pinnacle Financial's equity compensation plans at December 31, 2022:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)(2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders:
Amended and Restated 2018 Omnibus Equity Incentive Plan	1,489,344	—	1,387,284
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	1,489,344	$—	1,387,284

(1)Includes 1,375,173 performance-based restricted stock units and 73,983 time-based restricted stock units under the Plan. These restricted stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and are to be settled in shares of common stock. Accordingly, they have been disregarded for purposes of computing the weighted-average exercise price.
(2)All of CapitalMark's outstanding stock options vested upon consummation of the CapitalMark merger and were converted into options to purchase shares of Pinnacle Financial's common stock. As of December 31, 2022, 40,188 shares of Pinnacle Financial's common stock remain subject to outstanding options issued to the CapitalMark option holders and the weighted average exercise price of those options is $25.00.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2023 under the headings, "Certain Relationships and Related Transactions," and "Corporate Governance-Director Independence" and are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2023 under the heading, "Independent Registered Public Accounting Firm" and are incorporated herein by reference.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

Exhibit No.	Description
3.1
Amended and Restated Charter, as amended (restated for SEC filing purposes only), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on August 7, 2020.

3.2
Third Amended and Restated Bylaws of Pinnacle Financial Partners, Inc., effective as of October 18, 2022, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 24, 2022.

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
10.31#
Pinnacle Financial Partners, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 21, 2021.

10.32#	Form of 2022 Restricted Share Unit Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2022.
10.33#	Form of Named Executive Officers 2022 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 21, 2022.
10.34#	Form of Named Executive Officers Special Performance Unit Award Agreement, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 21, 2022.
10.35#	Form of Named Executive officers 2023 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 23, 2023.
10.36#	Form of Named Executive officers 2023 Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 23, 2023.

21.1*	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1*	Consent of Crowe LLP
23.2*	Consent of Crowe LLP
23.3*	Consent of Crowe LLP
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
99.1*
Audited consolidated financial statements of Bankers Healthcare Group, LLC and Subsidiaries as of September 30, 2022 and September 30, 2021 and for each of the years in the two-year period ended September 30, 2022, the notes related thereto and the report of Crowe LLP, independent registered public accounting firm.

99.2*
Audited consolidated financial statements of Bankers Healthcare Group, LLC and Subsidiaries as of September 30, 2021 and September 30, 2020 and for each of the years in the two-year period ended September 30, 2021, the notes related thereto and the report of Crowe LLP, independent registered public accounting firm.

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

PINNACLE FINANCIAL PARTNERS, INC

	By:	/s/ M. Terry Turner
M. Terry Turner
Date: February 28, 2023		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 28, 2023
Robert A. McCabe, Jr.

/s/ M. Terry Turner	Director, President and Chief Executive Officer	February 28, 2023
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 28, 2023
Harold R. Carpenter	(Principal Financial and Accounting Officer)

/s/ Richard D. Callicutt	Director, Chairman of the Carolinas and Virginia	February 28, 2023
Richard D. Callicutt

/s/ Abney S. Boxley	Director	February 28, 2023
Abney S. Boxley

/s/ Charles E. Brock	Director	February 28, 2023
Charles E. Brock

/s/ Renda J. Burkhart	Director	February 28, 2023
Renda J. Burkhart

/s/ Gregory L. Burns	Director	February 28, 2023
Gregory L. Burns

/s/ Marty G. Dickens	Director	February 28, 2023
Marty G. Dickens

/s/ Thomas C. Farnsworth, III	Director	February 28, 2023
Thomas C. Farnsworth, III

/s/ Joseph Galante	Director	February 28, 2023
Joseph Galante

/s/ Glenda Baskin Glover	Director	February 28, 2023
Glenda Baskin Glover

/s/ David B. Ingram	Director	February 28, 2023
David B. Ingram

/s/ Decosta E. Jenkins	Director	February 28, 2023
Decosta E. Jenkins

/s/ Reese L. Smith, III	Director	February 28, 2023
Reese L. Smith, III

/s/ G. Kennedy Thompson	Director	February 28, 2023
G. Kennedy Thompson