Form 10-Q
period 2023-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2023-05-05
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 30, 2023 there were 76,743,428 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2023

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or Bankers Healthcare Group, LLC (BHG), including as a result of the negative impact of inflationary pressures on our and BHG's customers and their businesses, resulting in significant increases in loan losses and provisions for those losses and, in the case of BHG, substitutions; (ii) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (iii) the sale of investment securities in a loss position before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs; (iv) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina, Georgia, Alabama, Virginia and Kentucky, particularly in commercial and residential real estate markets; (v) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the long-term historical growth rate of its, or such entities', loan portfolio; (vi) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to limit the rates it pays on deposits or uncertainty exists in the financial services sector; (vii) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (viii) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (ix) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of the negative impact to net interest margin from rising deposit and other funding costs; (x) the results of regulatory examinations; (xi) due diligence or other issues or other matters that delay or prevent the closings on one or more of the remaining fifteen properties we have agreed to sell in connection with our sale-leaseback transaction, or expenses that reduce the additional pre-tax net gain that the Company estimates it will recognize upon consummation of the sale of those properties; (xii) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xiii) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xiv) BHG's ability to profitably grow its business and successfully execute on its business plans; (xv) risks of expansion into new geographic or product markets; (xvi) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or other intangible assets; (xvii) the ineffectiveness of Pinnacle Bank's hedging strategies, or the unexpected counterparty failure or hedge failure of the underlying hedges; (xviii) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xix) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xx) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Bank's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xxi) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xxii) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xxiii) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients; (xxiv) the risks associated with Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company or all or a portion of their ownership interests in BHG (triggering a similar sale by Pinnacle Bank); (xxv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxvi) fluctuations in the valuations of Pinnacle Financial's equity investments and the ultimate success of such investments; (xxvii) the availability of and access to capital; (xxviii) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions; and (xxix) general competitive, economic, political and market conditions. Additional factors which could affect the forward looking statements can be found in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2022 and Current Reports on Form 8-K filed with the SEC and available on the SEC's website at http://www.sec.gov. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	March 31, 2023	December 31, 2022
ASSETS
Cash and noninterest-bearing due from banks	$209,255	$268,649
Restricted cash	13,049	31,447
Interest-bearing due from banks	2,597,172	877,286
Federal funds sold and other	—	—
Cash and cash equivalents	2,819,476	1,177,382
Securities purchased with agreement to resell	509,872	513,276
Securities available-for-sale, at fair value	3,825,203	3,558,870
Securities held-to-maturity (fair value of $2.8 billion and $2.7 billion, net of allowance for credit losses of $1.9 million and $1.6 million at March 31, 2023 and Dec. 31, 2022, respectively)	3,053,628	3,079,050
Consumer loans held-for-sale	58,758	42,237
Commercial loans held-for-sale	23,087	21,093
Loans	30,297,871	29,041,605
Less allowance for credit losses	(313,841)	(300,665)
Loans, net	29,984,030	28,740,940
Premises and equipment, net	354,713	327,885
Equity method investment	438,303	443,185
Accrued interest receivable	143,965	161,182
Goodwill	1,846,973	1,846,973
Core deposits and other intangible assets	32,761	34,555
Other real estate owned	7,802	7,952
Other assets	2,021,016	2,015,441
Total assets	$45,119,587	$41,970,021
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$9,018,439	$9,812,744
Interest-bearing	8,944,353	7,884,605
Savings and money market accounts	14,136,850	13,774,534
Time	4,078,911	3,489,355
Total deposits	36,178,553	34,961,238
Securities sold under agreements to repurchase	149,777	194,910
Federal Home Loan Bank advances	2,166,508	464,436
Subordinated debt and other borrowings	424,276	424,055
Accrued interest payable	31,728	19,478
Other liabilities	484,617	386,512
Total liabilities	39,435,459	36,450,629
Shareholders' equity:
Preferred stock, no par value, 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at March 31, 2023 and Dec. 31, 2022, respectively	217,126	217,126
Common stock, par value $1.00; 180.0 million shares authorized; 76.7 million and 76.5 million shares issued and outstanding at March 31, 2023 and Dec. 31, 2022, respectively	76,739	76,454
Additional paid-in capital	3,079,020	3,074,867
Retained earnings	2,458,006	2,341,706
Accumulated other comprehensive loss, net of taxes	(146,763)	(190,761)
Total shareholders' equity	5,684,128	5,519,392
Total liabilities and shareholders' equity	$45,119,587	$41,970,021
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(dollars in thousands, except per share data)	Three months ended March 31,
	2023	2022
Interest income:
Loans, including fees	$431,902	$227,047
Securities:
Taxable	29,358	11,048
Tax-exempt	23,802	17,446
Federal funds sold and other	20,977	3,076
Total interest income	506,039	258,617

Interest expense:
Deposits	176,589	10,250
Securities sold under agreements to repurchase	595	56
Federal Home Loan Bank advances and other borrowings	16,624	8,836
Total interest expense	193,808	19,142
Net interest income	312,231	239,475
Provision for credit losses	18,767	2,720
Net interest income after provision for credit losses	293,464	236,755

Noninterest income:
Service charges on deposit accounts	11,718	11,030
Investment services	11,595	10,691
Insurance sales commissions	4,464	4,036
Gain on mortgage loans sold, net	2,053	4,066
Investment losses on sales, net	—	(61)
Trust fees	6,429	5,973
Income from equity method investment	19,079	33,655
Other noninterest income	34,191	34,106
Total noninterest income	89,529	103,496

Noninterest expense:
Salaries and employee benefits	135,708	121,852
Equipment and occupancy	30,353	25,536
Other real estate expense, net	99	105
Marketing and other business development	5,942	3,777
Postage and supplies	2,819	2,371
Amortization of intangibles	1,794	1,871
Other noninterest expense	35,012	27,149
Total noninterest expense	211,727	182,661
Income before income taxes	171,266	157,590
Income tax expense	33,995	28,480
Net income	137,271	129,110
Preferred stock dividends	(3,798)	(3,798)
Net income available to common shareholders	$133,473	$125,312

Per share information:
Basic net income per common share	$1.76	$1.66
Diluted net income per common share	$1.76	$1.65
Weighted average common shares outstanding:
Basic	75,921,282	75,654,986
Diluted	76,042,328	75,930,372

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(dollars in thousands)	Three months ended March 31,
	2023	2022
Net income	$137,271	$129,110
Other comprehensive gain (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	37,446	(134,895)
Change in fair value of cash flow hedges, net of tax	11,978	—
Accretion of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	(2,950)	(980)
Net gain on cash flow hedges reclassified from other comprehensive income into net income, net of tax	(2,476)	(2,509)
Net loss on sale of investment securities reclassified from other comprehensive income into net income, net of tax	—	45
Total other comprehensive gain (loss), net of tax	43,998	(138,339)
Total comprehensive income (loss)	$181,269	$(9,229)

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(dollars and shares in thousands)	Preferred Stock Amount	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts
Balance at December 31, 2021	$217,126	76,143	$76,143	$3,045,802	$1,864,350	$107,186	$5,310,607
Exercise of employee common stock options & related tax benefits	—	6	6	124	—	—	130
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(16,976)	—	(16,976)
Issuance of restricted common shares, net of forfeitures	—	158	158	(158)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(35)	(35)	(3,736)	—	—	(3,771)
Issuance of common stock pursuant to restricted stock unit (RSU) and performance stock unit (PSU) agreements, net of shares withheld for taxes & related tax benefits	—	105	105	(5,566)	—	—	(5,461)
Compensation expense for restricted shares & performance stock units	—	—	—	9,448	—	—	9,448
Net income	—	—	—	—	129,110	—	129,110
Other comprehensive loss	—	—	—	—	—	(138,339)	(138,339)
Balance at March 31, 2022	$217,126	76,377	$76,377	$3,045,914	$1,972,686	$(31,153)	$5,280,950

	Preferred Stock Amount	Common Stock				Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts	Additional Paid-in Capital	Retained Earnings
Balance at December 31, 2022	$217,126	76,454	$76,454	$3,074,867	$2,341,706	$(190,761)	$5,519,392
Exercise of employee common stock options & related tax benefits	—	40	40	920	—	—	960
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,173)	—	(17,173)
Issuance of restricted common shares, net of forfeitures	—	193	193	(193)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(41)	(41)	(3,035)	—	—	(3,076)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes & related tax benefits	—	93	93	(3,738)	—	—	(3,645)
Compensation expense for restricted shares & performance stock units	—	—	—	10,199	—	—	10,199
Net income	—	—	—	—	137,271	—	137,271
Other comprehensive gain	—	—	—	—	—	43,998	43,998
Balance at March 31, 2023	$217,126	76,739	$76,739	$3,079,020	$2,458,006	$(146,763)	$5,684,128

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollars in thousands)	Three months ended March 31,
	2023	2022
Operating activities:
Net income	$137,271	$129,110
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	15,110	16,048
Depreciation, amortization and accretion	20,429	14,367
Provision for credit losses	18,767	2,720
Gain on mortgage loans sold, net	(2,053)	(4,066)
Investment losses on sales, net	—	61
Gain on other equity investments, net	(2,360)	(1,710)
Stock-based compensation expense	10,199	9,448
Deferred tax expense	20,690	15,680
Losses (gains) on dispositions of other real estate and other investments	47	(20)
Gain on remeasurement of previously held noncontrolling interest	—	(5,500)
Income from equity method investment	(19,079)	(33,655)
Dividends received from equity method investment	23,961	12,232
Excess tax benefit from stock compensation	(277)	(2,639)
Gain on commercial loans sold, net	(53)	(488)
Commercial loans held for sale originated	(106,007)	(111,411)
Commercial loans held for sale sold	104,066	94,201
Consumer loans held for sale originated	(299,238)	(417,668)
Consumer loans held for sale sold	284,770	400,316
Decrease in other assets	44,525	33,554
Increase (decrease) in other liabilities	109,102	(98,465)
Net cash provided by operating activities	359,870	52,115
Investing activities:
Activities in securities available-for-sale:
Purchases	(223,495)	(45,579)
Sales	—	2,866
Maturities, prepayments and calls	29,216	93,330
Activities in securities held-to-maturity:
Purchases	—	(374,043)
Maturities, prepayments and calls	17,883	15,391
Net decrease (increase) in securities purchased under agreements to resell	3,404	(332,753)
Increase in loans, net	(1,266,114)	(1,062,733)
Purchases of software, premises and equipment	(35,513)	(10,072)
Proceeds from sales of software, premises and equipment	418	172
Proceeds from sale of other real estate	253	319
Purchase of bank owned life insurance policies	—	(75,000)
Purchase of FHLB stock, net	(37,065)	—
Acquisition, net of cash acquired	—	(30,415)
Increase in other investments, net	(52,148)	(18,777)
Net cash used in investing activities	(1,563,161)	(1,837,294)
Financing activities:
Net increase in deposits	1,217,323	995,940
Net increase (decrease) in securities sold under agreements to repurchase	(45,133)	66,971
Federal Home Loan Bank: Advances	2,175,000	—
Federal Home Loan Bank: Repayments/maturities	(475,000)	—
Repayments of other borrowings	—	(29,547)
Principal payments of finance lease obligation	(73)	(67)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes	(3,645)	(5,461)
Exercise of common stock options, net of shares surrendered for taxes	(2,116)	(3,641)
Common stock dividends paid	(17,173)	(16,976)
Preferred stock dividends paid	(3,798)	(3,798)
Net cash provided by financing activities	2,845,385	1,003,421
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,642,094	(781,758)
Cash, cash equivalents, and restricted cash, beginning of period	1,177,382	4,101,539
Cash, cash equivalents, and restricted cash, end of period	$2,819,476	$3,319,781
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a financial holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue), BNC Bancorp (BNC) and Advocate Capital, Inc. (Advocate Capital) on July 31, 2015, September 1, 2015, July 1, 2016, June 16, 2017 and July 2, 2019, respectively. Pinnacle Bank also holds a 49% interest in Bankers Healthcare Group, LLC (BHG), a company that primarily serves as a full-service commercial loan provider to healthcare and other professional practices but also makes consumer loans for various purposes. The investment in BHG previously held by Pinnacle Financial was contributed to Pinnacle Bank effective September 30, 2022. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance, and comprehensive wealth management services, in its 17 primarily urban markets and their surrounding communities.

On March 1, 2022, Pinnacle Bank acquired the remaining 80% outstanding membership interest of JB&B Capital, LLC (JB&B) for a cash price of $32.0 million. JB&B is a commercial equipment financing business headquartered in Knoxville, TN. Pinnacle Bank had previously acquired 20% of JB&B in 2017. Pinnacle Financial accounted for the acquisition of JB&B under the acquisition method in accordance with ASC Topic 805. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. At the acquisition date, JB&B's net assets were recorded at a fair value of $12.9 million, consisting mainly of loans and leases receivable. JB&B's $29.5 million of indebtedness was also paid off in connection with consummation of the acquisition. The preexisting noncontrolling interest of JB&B held by Pinnacle Bank was remeasured at a fair value of $8.0 million on the acquisition date resulting in a gain on remeasurement of $5.5 million that was recorded in other noninterest income during the three months ended March 31, 2022. The purchase price allocations for the acquisition of JB&B were finalized during the first quarter of 2023.

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2022 (2022 10-K).

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

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses and determination of any impairment of goodwill or intangible assets. It is reasonably possible Pinnacle Financial's estimate of the allowance for credit losses and determination of impairment of intangible assets could change as a result of the uncertainty in current macroeconomic conditions. The resulting change in this estimate could be material to Pinnacle Financial's consolidated financial statements. There have been no significant changes to Pinnacle Financial's significant accounting policies as disclosed in the 2022 10-K.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	For the three months ended March 31,
	2023	2022
Cash Transactions:
Interest paid	$181,254	$22,772
Income taxes paid, net	5,121	625
Operating lease payments	4,700	3,819
Noncash Transactions:
Loans charged-off to the allowance for credit losses	14,022	6,512
Loans foreclosed upon and transferred to other real estate owned	150	—
Available-for-sale securities transferred to held-to-maturity portfolio	—	1,059,737
Right-of-use asset recognized during the period in exchange for lease obligations	3,603	1,528

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

The following is a summary of the basic and diluted net income per common share calculations for the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	Three months ended March 31,
	2023	2022
Basic net income per common share calculation:
Numerator - Net income available to common shareholders	$133,473	$125,312

Denominator - Weighted average common shares outstanding	75,921	75,655
Basic net income per common share	$1.76	$1.66
Diluted net income per common share calculation:
Numerator - Net income available to common shareholders	$133,473	$125,312

Denominator - Weighted average common shares outstanding	75,921	75,655
Dilutive common shares contingently issuable	121	275
Weighted average diluted common shares outstanding	76,042	75,930
Diluted net income per common share	$1.76	$1.65

Recently Adopted Accounting Pronouncements — In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was initially effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. Pinnacle Financial has implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. Pinnacle Financial has implemented a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. Pinnacle Financial has begun negotiating loans primarily using its preferred replacement index, the Secured Overnight Financing Rate ("SOFR"). For Pinnacle Financial's currently outstanding LIBOR-based loans, the timing and manner in which each customer's contract transitions to SOFR will vary on a case-by-case basis. Pinnacle Financial expects to complete all loan transitions by June 30, 2023.

In March 2022, the FASB issued Accounting Standards Update 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method, which allows multiple hedged layers to be designated for a single closed portfolio of financial assets resulting in a greater portion of the interest rate risk in the closed portfolio being eligible to be hedged. The amendments allow the flexibility to use different types of derivatives or combinations of derivatives to better align with risk management strategies. Furthermore, among other things, the amendments clarify that basis adjustments of hedged items in the closed portfolio should be allocated at the portfolio level and not the individual assets within the portfolio. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Pinnacle Financial adopted ASU 2022-01 on January 1, 2023 and it did not impact Pinnacle Financial's accounting or disclosures.

In March 2022, the FASB issued Accounting Standards Update 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which removes the accounting guidance for troubled debt restructurings and requires entities to evaluate whether a modification provided to a borrower results in a new loan or continuation of an existing loan. The amendments enhance existing disclosures and require new disclosures for receivables when there has been a modification in contractual cash flows due to a borrower experiencing financial difficulties. Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage disclosures. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Pinnacle Financial adopted ASU 2022-02 on January 1, 2023 and incorporated the required disclosures into Note 4. Loans and Allowance for Credit Losses.

Newly Issued Not Yet Effective Accounting Standards — In June 2022, the FASB issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance in ASC 820 when measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of an equity security. This update also requires specific disclosures related to these types of securities. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2022-03 prospectively once adopted. Pinnacle Financial is assessing ASU 2022-03 and its impact on its accounting and disclosures.

In March 2023, the FASB issued Accounting Standards Update 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which permits the use of the proportional amortization method of accounting for tax equity investments if certain conditions are met. A reporting entity makes the accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity or individual investment level. The amendments require specific disclosures that must be applied to all investments that generate tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2023-02 on a retrospective or modified retrospective basis once adopted. Pinnacle Financial is assessing ASU 2023-02 and its impact on its accounting and disclosures.

Other than those pronouncements discussed above and those which have been recently adopted, Pinnacle Financial does not believe there were any other recently issued accounting pronouncements that may materially impact its consolidated financial statements.

Subsequent Events — ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after March 31, 2023 through the date of the issued financial statements.

On April 21, 2023, Pinnacle Bank consummated a sale-leaseback transaction pursuant to which it sold 36 properties to PNB TN Portfolio Owner LLC and PNB Portfolio Owner, LLL (each, a "Purchaser" and collectively, the "Purchasers") each of whom is an affiliate of Oak Street Real Estate Capital, for an aggregate cash purchase price of $127.5 million and concurrently agreed to separately lease each of those properties from a purchaser for an initial term of 14.5 years, with two five (5) year renewal options that the Bank may exercise to extend the term of any of the leases.

The pre-tax, net gain associated with these 36 properties is expected to be approximately $55.4 million, after deducting estimated transaction-related expenses. The after-tax portion of this gain will be recognized by the Company in the second quarter of 2023. The aggregate annual lease expense associated with these properties will be approximately $9.6 million for the first twelve months of the lease term, with each lease including a 1.9% annual rent escalation during the initial term, and a 2% annual rent escalation during each of the two five-year renewal terms.

On April 21, 2023, Pinnacle Bank also entered into a purchase and sale agreement with the Purchasers to sell an additional 15 properties to the Purchasers for an aggregate cash purchase price of $90.5 million, subject to the Purchasers’ satisfactory completion of final due diligence with respect to these properties and the satisfaction of other customary closing conditions. Pinnacle Bank would lease those properties back from the Purchasers pursuant to leases containing terms substantially similar to those governing the 36 properties that closed April 21, 2023. If all these 15 properties are sold, the pre-tax, net gain associated with these additional 15 properties is estimated to be approximately $37.4 million, after deducting estimated transaction-related expenses. The after-tax portion of this gain will be recognized by the Company when the sale is consummated, which the Company anticipates will be late in the second quarter, or early in the third quarter, of 2023. In the event that all of the properties are sold, the aggregate annual lease expense associated with these properties is estimated to be approximately $6.8 million for the first twelve months of the lease term, with each lease including a 1.9% annual rent escalation during the initial term, and a 2% annual rent escalation during each of the two five-year renewal terms.

Subsequent to the execution of the sale-leaseback transaction, Pinnacle Financial restructured a portion of its bond portfolio selling on April 27, 2023 and April 28, 2023, respectively, $137.7 million and $28.3 million in available-for-sale securities for a net loss of $9.2 million which will offset a portion of the net gain recognized from the sale-leaseback transaction. The proceeds of these securities sales are expected to be initially retained in Pinnacle Bank's cash accounts at the Federal Reserve.

Other than the above noted sale-leaseback transaction and available-for-sale securities sales, no other subsequent events were noted as of the date of this filing.

Note 2. Equity method investment

A summary of BHG's financial position as of March 31, 2023 and December 31, 2022 and results of operations as of and for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	As of
	March 31, 2023	December 31, 2022
Assets	$4,470,032	$4,375,643

Liabilities	3,916,653	3,821,725
Equity interests	553,379	553,918
Total liabilities and equity	$4,470,032	$4,375,643

	For the three months ended March 31,
	2023	2022
Revenues	$301,951	$238,612
Net income	$46,643	$69,826

At March 31, 2023, technology, trade name and customer relationship intangibles associated with Pinnacle Bank's investment in BHG, net of related amortization, totaled $6.2 million compared to $6.3 million as of December 31, 2022. Amortization expense of $87,000 was included for the three months ended March 31, 2023 compared to $128,000 for the same period in the prior year. Accretion income of $95,000 was included in the three months ended March 31, 2023 compared to $243,000 for the same period in the prior year.

During the three months ended March 31, 2023, Pinnacle Bank received dividends of $24.0 million from BHG compared to $12.2 million received by Pinnacle Financial and Pinnacle Bank in the aggregate during the three months ended March 31, 2022. The investment in BHG previously held by Pinnacle Financial was contributed to Pinnacle Bank effective September 30, 2022. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. During the three months ended March 31, 2023 and 2022, Pinnacle Bank purchased no loans from BHG. At March 31, 2023 and December 31, 2022, there were $329.3 million and $350.6 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. These loans were purchased at par whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.50% and 6.00% per annum.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2023 and December 31, 2022 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023:
Securities available-for-sale:
U.S. Treasury securities	$212,637	$1	$4,434	$208,204
U.S. Government agency securities	457,346	—	31,141	426,205
Mortgage-backed securities	1,127,326	396	125,514	1,002,208
State and municipal securities	1,598,308	14,857	59,341	1,553,824
Asset-backed securities	186,617	21	14,328	172,310
Corporate notes and other	507,742	54	45,344	462,452
	$4,089,976	$15,329	$280,102	$3,825,203
Securities held-to-maturity:
U.S. Treasury securities	$90,636	$—	$5,308	$85,328
U.S. Government agency securities	364,388	—	22,651	341,737
Mortgage-backed securities	393,567	1,047	33,504	361,110
State and municipal securities	1,919,770	4,809	186,649	1,737,930
Asset-backed securities	199,194	47	15,718	183,523
Corporate notes and other	87,980	—	8,895	79,085
	$3,055,535	$5,903	$272,725	$2,788,713
Allowance for credit losses - securities held-to-maturity	(1,907)
Securities held-to-maturity, net of allowance for credit losses	$3,053,628

December 31, 2022:
Securities available-for-sale:
U.S. Treasury securities	$196,151	$—	$1,967	$194,184
U.S. Government agency securities	432,475	—	36,318	396,157
Mortgage-backed securities	1,114,948	211	143,583	971,576
State and municipal securities	1,478,310	12,553	78,557	1,412,306
Asset-backed securities	134,386	—	16,983	117,403
Corporate notes and other	515,221	41	48,018	467,244
	$3,871,491	$12,805	325,426	$3,558,870
Securities held-to-maturity:
U.S Treasury securities	$92,738	$—	$6,472	$86,266
U.S. Government agency securities	374,255	—	27,860	346,395
Mortgage-backed securities	413,119	52	41,593	371,578
State and municipal securities	1,927,778	2,216	233,564	1,696,430
Asset-backed securities	184,241	—	18,573	165,668
Corporate notes	88,527	—	9,918	78,609
	$3,080,658	$2,268	$337,980	$2,744,946
Allowance for credit losses - securities held-to-maturity	(1,608)
Securities held-to-maturity, net of allowance for credit losses	$3,079,050

During the quarters ended March 31, 2022, March 31, 2020 and September 30, 2018, Pinnacle Financial transferred, at fair value, $1.1 billion, $873.6 million and $179.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax losses of $1.5 million, net unrealized after tax gains of $69.0 million and net unrealized after tax losses of $2.2 million, respectively, remained in accumulated other comprehensive income (loss) and are being amortized over the remaining life of the transferred securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. At March 31, 2023, approximately $951.8 million of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At March 31, 2023, repurchase agreements comprised of secured borrowings totaled $149.8 million and were secured by $149.8 million of pledged U.S. government agency securities, mortgage-backed securities, municipal securities, asset-backed securities and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to the customers with whom it has entered into the repurchase agreements for the customers to remain adequately secured.

The amortized cost and fair value of debt securities as of March 31, 2023 by contractual maturity is shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
March 31, 2023:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$39,764	$39,027	$—	$—
Due in one year to five years	192,878	198,742	417,781	391,711
Due in five years to ten years	725,958	665,002	133,425	122,346
Due after ten years	1,817,433	1,747,914	1,911,568	1,730,023
Mortgage-backed securities	1,127,326	1,002,208	393,567	361,110
Asset-backed securities	186,617	172,310	199,194	183,523
	$4,089,976	$3,825,203	$3,055,535	$2,788,713

At March 31, 2023 and December 31, 2022, the following available-for-sale securities had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2023
U.S. Treasury securities	$20,090	$430	$180,809	$4,004	$200,899	$4,434
U.S. Government agency securities	25,888	62	400,168	31,079	426,056	31,141
Mortgage-backed securities	60,063	1,105	906,333	124,409	966,396	125,514
State and municipal securities	170,787	74	635,725	59,267	806,512	59,341
Asset-backed securities	25,584	312	126,314	14,016	151,898	14,328
Corporate notes	89,839	4,813	354,613	40,531	444,452	45,344
Total temporarily-impaired securities	$392,251	$6,796	$2,603,962	$273,306	$2,996,213	$280,102

At December 31, 2022
U.S. Treasury securities	$192,188	$1,963	$1,997	$4	$194,185	$1,967
U.S. Government agency securities	46,062	2,224	350,094	34,094	396,156	36,318
Mortgage-backed securities	390,014	34,106	570,601	109,477	960,615	143,583
State and municipal securities	568,691	18,863	304,451	59,694	873,142	78,557
Asset-backed securities	513	5	116,442	16,978	116,955	16,983
Corporate notes	259,453	20,260	207,326	27,758	466,779	48,018
Total temporarily-impaired securities	$1,456,921	$77,421	$1,550,911	$248,005	$3,007,832	$325,426

The applicable dates for determining when available-for-sale securities were in an unrealized loss position were March 31, 2023 and December 31, 2022. As such, it is possible that an available-for-sale security had a market value less than its amortized cost on other days during the twelve-month periods ended March 31, 2023 and December 31, 2022, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at March 31, 2023, Pinnacle Financial had approximately $280.1 million in unrealized losses on approximately $3.0 billion of available-for-sale securities. For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial currently does not intend to sell those available-for-sale securities that have an unrealized loss at March 31, 2023, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value of available-for-sale securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with available-for-sale securities at March 31, 2023 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at March 31, 2023. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type. Pinnacle Financial has a zero loss expectation for U.S. treasury securities in addition to U.S. Government agency securities and mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. Credit losses on held-to-maturity state and municipal securities and corporate notes and other securities are estimated using third-party probability of default and loss given default models driven primarily by macroeconomic factors over a reasonable and supportable period of eighteen months with a twelve month reversion to average loss factors. At March 31, 2023 and December 31, 2022, the estimated allowance for credit losses on these held-to-maturity securities was $1.9 million and $1.6 million, respectively, with the change driven largely by the increase in the balance of held-to-maturity securities and by changes in macroeconomic forecasts.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At March 31, 2023, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. No available-for-sale securities were sold during the three months ended March 31, 2023. During the three months ended March 31, 2022, $2.9 million of available-for-sale securities were sold resulting in gross realized losses of $61,000.

Pinnacle Financial has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of available-for-sale securities. See Note 8. Derivative Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

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

Loans at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Commercial real estate:
Owner occupied	$3,686,796	$3,587,257
Non-owner occupied	6,887,733	6,542,619
Consumer real estate – mortgage	4,531,285	4,435,046
Construction and land development	3,909,024	3,679,498
Commercial and industrial	10,723,327	10,241,362
Consumer and other	559,706	555,823
Subtotal	$30,297,871	$29,041,605
Allowance for credit losses	(313,841)	(300,665)
Loans, net	$29,984,030	$28,740,940

Commercial loans receive risk ratings assigned by a financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes that are less than those of the other defined risk categories further described below. Pinnacle Financial believes its categories follow those used by Pinnacle Bank's primary regulators. At March 31, 2023, approximately 78.9% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

Risk ratings are subject to continual review by a financial advisor and a senior credit officer. At least annually, Pinnacle Financial's credit procedures require every risk rated loan of $1.5 million or more be subject to a formal credit risk review process. Each loan's risk rating is also subject to review by Pinnacle Financial's independent loan review department, which reviews a substantial portion of Pinnacle Financial's risk rated portfolio annually. Included in the coverage are independent reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies.

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

The table below presents loan balances classified within each risk rating category and the current period gross charge-offs by primary loan type and year of origination or most recent renewal as of March 31, 2023 (in thousands):

March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate - Owner occupied
Pass	$196,470	$1,116,857	$854,009	$569,810	$318,310	$476,339	$56,495	$3,588,290
Special Mention	5,528	33,658	9,231	7,768	5,883	7,547	—	69,615
Substandard (1)	999	10,859	2,816	3,834	1,030	1,951	5,096	26,585
Substandard-nonaccrual	—	674	—	514	94	1,024	—	2,306
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - Owner occupied	$202,997	$1,162,048	$866,056	$581,926	$325,317	$486,861	$61,591	$3,686,796
Current period gross charge-offs	$—	—	—	—	—	—	—	$—

Commercial real estate - Non-owner occupied
Pass	$284,596	$2,482,638	$1,660,667	$965,296	$693,967	$623,402	$97,500	$6,808,066
Special Mention	10,594	26,458	—	16,776	17,972	5,011	—	76,811
Substandard (1)	—	—	—	—	1,256	848	—	2,104
Substandard-nonaccrual	—	—	—	—	—	752	—	752
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - Non-owner occupied	$295,190	$2,509,096	$1,660,667	$982,072	$713,195	$630,013	$97,500	$6,887,733
Current period gross charge-offs	$—	—	—	—	—	—	—	$—

Consumer real estate – mortgage
Pass	$177,959	$1,038,013	$1,106,640	$480,438	$228,820	$366,864	$1,115,282	$4,514,016
Special Mention	204	—	—	—	—	158	—	362
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	664	1,621	2,284	7,051	4,911	376	16,907
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$178,163	$1,038,677	$1,108,261	$482,722	$235,871	$371,933	$1,115,658	$4,531,285
Current period gross charge-offs	$—	—	(32)	—	—	—	(98)	$(130)

Construction and land development
Pass	$303,786	$1,998,380	$1,320,902	$200,318	$21,042	$10,499	$40,845	$3,895,772
Special Mention	—	10,270	2,765	—	—	—	—	13,035
Substandard (1)	—	—	—	—	—	87	—	87
Substandard-nonaccrual	—	—	130	—	—	—	—	130
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$303,786	$2,008,650	$1,323,797	$200,318	$21,042	$10,586	$40,845	$3,909,024
Current period gross charge-offs	$—	—	—	—	—	—	—	$—

Commercial and industrial
Pass	$1,777,610	$2,757,756	$1,549,405	$407,926	$284,347	$255,139	$3,484,273	$10,516,456
Special Mention	850	34,872	4,974	7,996	26,473	5,200	68,210	148,575
Substandard (1)	4,060	7,248	7,849	219	5,024	415	16,651	41,466
Substandard-nonaccrual	605	10,694	3,637	64	163	603	1,061	16,827
Doubtful-nonaccrual	3	—	—	—	—	—	—	3
Total Commercial and industrial	$1,783,128	$2,810,570	$1,565,865	$416,205	$316,007	$261,357	$3,570,195	$10,723,327
Current period gross charge-offs	$—	(4,176)	(2,466)	(210)	—	(129)	(3,668)	$(10,649)

Consumer and other

March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Pass	$118,750	$49,044	$94,075	$49,803	$1,481	$1,244	$245,246	$559,643
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	22	—	41	—	—	—	63
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$118,750	$49,066	$94,075	$49,844	$1,481	$1,244	$245,246	$559,706
Current period gross charge-offs	$—	(143)	(1,509)	(632)	(3)	(33)	(923)	$(3,243)

Total loans
Pass	$2,859,171	$9,442,688	$6,585,698	$2,673,591	$1,547,967	$1,733,487	$5,039,641	$29,882,243
Special Mention	17,176	105,258	16,970	32,540	50,328	17,916	68,210	308,398
Substandard (1)	5,059	18,107	10,665	4,053	7,310	3,301	21,747	70,242
Substandard-nonaccrual	605	12,054	5,388	2,903	7,308	7,290	1,437	36,985
Doubtful-nonaccrual	3	—	—	—	—	—	—	3
Total loans	$2,882,014	$9,578,107	$6,618,721	$2,713,087	$1,612,913	$1,761,994	$5,131,035	$30,297,871
Current period gross charge-offs	$—	(4,319)	(4,007)	(842)	(3)	(162)	(4,689)	$(14,022)
(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding loan modifications made to borrowers experiencing financial difficulty. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $67.8 million at March 31, 2023, compared to $53.8 million at December 31, 2022.

The table below presents the aging of past due balances by loan segment at March 31, 2023 and December 31, 2022 (in thousands):

March 31, 2023	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans
Commercial real estate:
Owner occupied	$1,075	$—	$1,789	$2,864	$3,683,932	$3,686,796
Non-owner occupied	405	272	206	883	6,886,850	6,887,733
Consumer real estate – mortgage	12,803	1,325	4,844	18,972	4,512,313	4,531,285
Construction and land development	52	—	130	182	3,908,842	3,909,024
Commercial and industrial	12,427	4,933	12,401	29,761	10,693,566	10,723,327
Consumer and other	4,213	2,353	954	7,520	552,186	559,706
Total	$30,975	$8,883	$20,324	$60,182	$30,237,689	$30,297,871

December 31, 2022
Commercial real estate:
Owner occupied	$2,112	$615	$1,139	$3,866	$3,583,391	$3,587,257
Non-owner occupied	359	48	1,681	2,088	6,540,531	6,542,619
Consumer real estate – mortgage	13,635	83	9,094	22,812	4,412,234	4,435,046
Construction and land development	221	102	130	453	3,679,045	3,679,498
Commercial and industrial	15,457	13,713	9,428	38,598	10,202,764	10,241,362
Consumer and other	4,056	1,688	746	6,490	549,333	555,823
Total	$35,840	$16,249	$22,218	$74,307	$28,967,298	$29,041,605

The following table details the changes in the allowance for credit losses for the three months ended March 31, 2023 and 2022, respectively, by loan classification (in thousands):

	Commercial real estate - Owner occupied	Commercial real estate - Non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Three months ended March 31, 2023:
Balance at December 31, 2022	$26,617	$40,479	$36,536	$36,114	$144,353	$16,566	$300,665
Charged-off loans	—	—	(130)	—	(10,649)	(3,243)	(14,022)
Recovery of previously charged-off loans	8	30	671	221	3,711	2,091	6,732
Provision for credit losses on loans	(3,027)	1,405	2,083	1,264	16,214	2,527	20,466
Balance at March 31, 2023	$23,598	$41,914	$39,160	$37,599	$153,629	$17,941	$313,841
Three months ended March 31, 2022:
Balance at December 31, 2021	$19,618	$58,504	$32,104	$29,429	$112,340	$11,238	$263,233
Charged-off loans	(86)	—	(162)	—	(4,380)	(1,884)	(6,512)
Recovery of previously charged-off loans	127	63	294	74	1,924	1,072	3,554
Provision for credit losses on loans	(154)	(2,489)	84	320	2,528	1,054	1,343
Balance at March 31, 2022	$19,505	$56,078	$32,320	$29,823	$112,412	$11,480	$261,618

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

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. A reasonable and supportable period of 24 months was utilized for all loan segments at March 31, 2023 and December 31, 2022, followed by a 12 month straight line reversion to long term averages at each measurement date.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, as of March 31, 2023 and December 31, 2022 (in thousands):

	Real Estate	Business Assets	Other	Total
March 31, 2023
Commercial real estate:
Owner occupied	$5,218	$—	$—	$5,218
Non-owner occupied	3,339	—	—	3,339
Consumer real estate – mortgage	19,805	—	—	19,805
Construction and land development	196	—	—	196
Commercial and industrial	—	13,581	7,206	20,787
Consumer and other	—	—	—	—
Total	$28,558	$13,581	$7,206	$49,345
December 31, 2022
Commercial real estate:
Owner occupied	$10,804	$—	$—	$10,804
Non-owner occupied	4,795	—	—	4,795
Consumer real estate – mortgage	22,466	—	—	22,466
Construction and land development	299	—	—	299
Commercial and industrial	—	12,327	—	12,327
Consumer and other	—	—	2	2
Total	$38,364	$12,327	$2	$50,693

The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. Pinnacle Financial uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, a loan modification will be granted by providing principal forgiveness on certain loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, a loan restructuring will result in providing multiple types of modifications. Typically, one type of modification, such as a payment delay or term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness or an interest rate reduction, may be granted. Additionally, multiple types of modifications may be made on the same loan within the current reporting period. The combination is at least two of the following: a payment delay, term extension, principal forgiveness, and interest rate reduction. Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table shows the amortized cost basis as of March 31, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of modification granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty (in thousands):

Payment Delay
	Amortized Cost Basis	% of Total Loan Type	Financial Effect
March 31, 2023
Commercial real estate:
Owner occupied	$—	$—
Non-owner occupied	—	—
Consumer real estate – mortgage	—	—
Construction and land development	—	—
Commercial and industrial	2,403	0.02%	Provided a 90 day forbearance period for payoff
Consumer and other	—	—
Total	$2,403

None of the loans included in the table above were subsequently past due in the months following modification. Additionally, none had a payment default in the three months ended March 31, 2023 and none had been modified within the previous twelve months.

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at March 31, 2023 and December 31, 2022. Also presented is the balance of loans on nonaccrual status at March 31, 2023 for which there was no related allowance for credit losses recorded (in thousands):

	March 31, 2023			December 31, 2022
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner occupied	$2,306	$—	$—	$1,882	$—	$—
Non-owner occupied	752	—	—	2,244	1,040	—
Consumer real estate – mortgage	16,907	—	—	17,330	—	—
Construction and land development	130	—	—	231	—	—
Commercial and industrial	16,830	8,254	4,330	16,345	8,003	3,663
Consumer and other	63	—	954	84	—	743
Total	$36,988	$8,254	$5,284	$38,116	$9,043	$4,406

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three months ended March 31, 2023 and 2022, respectively. Had these loans been on accruing status, an additional $1.1 million of interest income would have been recognized for the three months ended March 31, 2023 compared to an additional $529,000 for the three months ended March 31, 2022. Approximately $18.7 million and $6.4 million of nonaccrual loans were performing pursuant to their contractual terms as of March 31, 2023 and December 31, 2022, respectively.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at March 31, 2023 with the comparative exposures for December 31, 2022 (in thousands):

	March 31, 2023
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2022
Lessors of nonresidential buildings	$4,436,203	$1,980,583	$6,416,786	$7,058,045
Lessors of residential buildings	1,484,693	1,591,855	3,076,548	3,725,186
New Housing For-Sale Builders	599,664	922,963	1,522,627	1,763,089
Music Publishers	615,510	485,947	1,101,457	1,127,636

Among other data, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At March 31, 2023 and December 31, 2022, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 88.5% and 85.9%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 261.1% and 249.6% as of March 31, 2023 and December 31, 2022, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. At March 31, 2023, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate monitoring of its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds.

At March 31, 2023, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $21.0 million to current directors, executive officers, and their related interests, of which $16.7 million had been drawn upon. At December 31, 2022, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $20.9 million to directors, executive officers, and their related interests, of which approximately $16.0 million had been drawn upon. All loans to directors, executive officers, and their related interests were performing in accordance with contractual terms at March 31, 2023 and December 31, 2022.

Loans Held for Sale

At March 31, 2023, Pinnacle Financial had approximately $23.1 million in commercial loans held for sale compared to $21.1 million at December 31, 2022. These include commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers. Also included are commercial loans originated for sale to BHG as part of BHG's alternative financing portfolio.

At March 31, 2023, Pinnacle Financial had approximately $15.6 million of mortgage loans held-for-sale compared to approximately $12.9 million at December 31, 2022. Total mortgage loan volumes sold during the three months ended March 31, 2023 were approximately $120.1 million compared to approximately $270.8 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, Pinnacle Financial recognized $2.1 million in gains on the sale of these loans, net of commissions paid, compared to $4.1 million during the three months ended March 31, 2022.

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $11.6 million and $15.8 million at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, Pinnacle Financial paid $4.2 million in taxes related to state income tax filings for tax years prior to 2023. No change was recorded to the unrecognized tax benefit related to uncertain tax positions for the three-month period ended March 31, 2022.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest and penalties were recorded during the three months ended March 31, 2023 and March 31, 2022.

Pinnacle Financial's effective tax rate for the three months ended March 31, 2023 was 19.8% compared to 18.1% for the three months ended March 31, 2022. The difference between the effective tax rate and the federal and state income tax statutory rate of 25.00% and 26.14% at March 31, 2023 and 2022, respectively, is primarily due to investments in bank qualified municipal securities, tax benefits of Pinnacle Bank's real estate investment trust subsidiary, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and Pinnacle Financial's captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC premiums and non-deductible executive compensation.

Income tax expense is also impacted by the vesting of equity-based awards and the exercise of employee stock options, which as expense or benefit is recorded as a discrete item as a component of total income tax, the amount of which is dependent upon the change in the grant date fair value and the vest date fair value of the underlying award. For the three months ended March 31, 2023, Pinnacle Financial recognized $277,000 of excess tax benefits compared to excess tax benefits of $2.6 million for the three months ended March 31, 2022.

Note 6. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2023, these commitments amounted to $16.2 billion, of which approximately $1.8 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At March 31, 2023, these commitments amounted to $344.5 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At March 31, 2023 and December 31, 2022, Pinnacle Financial had accrued reserves of $23.0 million and $25.0 million, respectively, for the inherent risks associated with these off-balance sheet commitments.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolutions of these claims outstanding at March 31, 2023 are not expected to have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 7.  Stock Options and Restricted Shares

Pinnacle Financial's Amended and Restated 2018 Omnibus Equity Incentive Plan (the "2018 Plan") permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At March 31, 2023, there were approximately 940,000 shares available for issuance under the 2018 Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further awards remain available for issuance under the CapitalMark Option Plan. At March 31, 2023, all of the options remaining outstanding under any equity incentive plan of Pinnacle Financial were granted under the CapitalMark Option Plan.

Common Stock Options

A summary of the stock option activity within the equity incentive plans during the three months ended March 31, 2023 and information regarding, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2022	40,188	$25.00	0.33	$1,945	(1)
Granted	—
Exercised	(39,758)
Forfeited	—
Outstanding at March 31, 2023	430	$25.00	1.68	$13	(2)
Options exercisable at March 31, 2023	430	$25.00	1.68	$13	(2)
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $73.40 per common share at December 31, 2022 for the 40,188 options that were in-the-money at December 31, 2022.
(2)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $55.16 per common share at March 31, 2023 for the 430 options that were in-the-money at March 31, 2023.

Compensation costs related to stock options granted under Pinnacle Financial's equity incentive plans have been fully recognized and all outstanding option awards are fully vested.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the three months ended March 31, 2023 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2022	675,611	$78.53
Shares awarded	200,853
Restrictions lapsed and shares released to associates/directors	(142,897)
Shares forfeited	(7,464)
Unvested at March 31, 2023	726,103	$77.95

Pinnacle Financial has granted restricted share awards to associates and outside directors with a time-based vesting criteria. Compensation expense associated with time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the three months ended March 31, 2023. The table reflects the life-to-date activity for these awards:

Grant year	Group (1)	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (4)	Shares unvested
Time Based Awards
2023	Associates (2)	5	190,013	31	25	2,204	187,753
Outside Director Awards (3)
2023	Outside directors	1	10,840	—	—	—	10,840

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
(3)Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapse on March 1, 2024 based on each individual board member meeting attendance goals for the various board and board committee meetings to which each member was scheduled to attend.
(4)These shares represent forfeitures resulting from recipients whose employment or board membership was terminated during the year-to-date period ended March 31, 2023. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Restricted Stock Unit Awards

A summary of activity for unvested restricted stock units for the three months ended March 31, 2023 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2022	73,983	$88.21
Shares awarded	70,716
Restrictions lapsed and shares released to associates	(31,392)
Shares forfeited	(6,680)
Unvested at March 31, 2023	106,627	$77.90

Pinnacle Financial grants restricted stock units to its Named Executive Officers (NEOs) and leadership team members with time-based vesting criteria. Compensation expense associated with time-based vesting restricted stock unit awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock unit grants that were made, grouped by similar vesting criteria, during the three months ended March 31, 2023. The table reflects the life-to-date activity for these awards:

Grant year	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (1)	Shares unvested
2023	3	70,716	153	100	3,912	66,551

(1)These shares represent forfeitures resulting from recipients whose employment was terminated during the year-to-date period ended March 31, 2023. Dividend equivalents are held in escrow for award recipients for dividends paid prior to the forfeiture restrictions lapsing. Such dividend equivalents are not released from escrow if an award is forfeited.

Performance Stock Unit Awards

The following table details the performance stock unit awards outstanding at March 31, 2023:

	Units Awarded
Grant year	NEOs (1)			Leadership Team other than NEOs	Applicable performance periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Period in which units to be settled into shares of common stock(2)
2023	103,136	—	247,515	61,673	2023-2025	0	0	2026
2022	56,465	—	135,514	32,320	2022-2024	0	0	2025
2022	—	—	230,000	—	2022-2024	0	1	2026
2021	89,234	—	214,155	45,240	2021-2023	0	0	2024
2020	136,137	—	204,220	59,648	2020	2	3	2025
					2021	2	2	2025
					2022	2	1	2025
2019	166,211	—	249,343	52,244	2019	2	3	2024
					2020	2	2	2024
					2021	2	1	2024
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

During the three months ended March 31, 2023 and 2022, the restrictions associated with 111,108 and 149,857 performance stock unit awards previously granted lapsed, based on the terms of the underlying award agreements and approval by Pinnacle Financial's Human Resources and Compensation Committee, and were settled into shares of Pinnacle Financial common stock with 38,782 and 53,115 shares being withheld to pay the taxes associated with the settlement of those shares.

Stock compensation expense related to restricted share awards, restricted stock unit awards and performance stock unit awards for the three months ended March 31, 2023 was $10.2 million compared to $9.4 million for the three months ended March 31, 2022. As of March 31, 2023, the total compensation cost related to unvested restricted share awards, restricted stock unit awards and performance stock unit awards estimated at maximum performance not yet recognized was $93.7 million. This expense, if the underlying units are earned, is expected to be recognized over a weighted-average period of 2.13 years.

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

Pinnacle Financial's derivative instruments with certain counterparties contain legally enforceable netting that allow multiple transactions to be settled into a single amount. The fair value hedge and interest rate swaps (swaps) assets and liabilities are presented at gross fair value before the application of bilateral collateral and master netting agreements, but after the initial margin posting and daily variation margin payments made with central clearinghouse organizations. Total fair value hedge and swaps assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of March 31, 2023 and December 31, 2022. The resulting net fair value hedge and swaps asset and liability fair values are included in other assets and other liabilities, respectively, on the consolidated balance sheets. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customers' transactions as of March 31, 2023 and December 31, 2022 is included in the following table (in thousands):

	March 31, 2023		December 31, 2022
	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Interest rate swap agreements:
Assets	$1,791,761	$45,773	$1,620,520	$39,763
Liabilities	1,791,761	(75,114)	1,620,520	(96,483)
Total	$3,583,522	$(29,341)	$3,241,040	$(56,720)

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At March 31, 2023 and December 31, 2022, the notional amount of interest rate swap agreements designated as non-hedge derivatives cleared through clearing houses was $526.3 million and $827.3 million with a fair value that approximates zero due to $28.9 million and $56.3 million in received variation margin payments.

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the three months ended March 31, 2023 and 2022 were as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2023	2022
Interest rate swap agreements	Other noninterest income	$(63)	$281

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income (loss), net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. A summary of the cash flow hedge relationships as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

					March 31, 2023		December 31, 2022
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor - loans	Other assets	4.59	4.00%-4.50% minus USD-Term SOFR 1M	N/A	$875,000	$54,091	$875,000	$48,622
Interest rate collars - loans	Other assets	4.59	4.25%-4.75% minus USD-Term SOFR 1M	USD-Term SOFR 1M minus 6.75%-7.00%	875,000	53,644	875,000	45,553
					$1,750,000	$107,735	$1,750,000	$94,175

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three months ended March 31, 2023 and 2022 were as follows, net of tax (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Asset derivatives	2023	2022
Interest rate floors and collars - loans	$11,978	$—

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive income

(loss) would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Gains on cash flow hedges totaling $2.5 million, net of tax, were reclassified from accumulated other comprehensive income (loss) into net income during both the three months ended March 31, 2023 and March 31, 2022, respectively. Approximately $9.8 million in unrealized gains, net of tax, are expected to be reclassified from accumulated other comprehensive income (loss) into net income over the next twelve months related to previously terminated cash flow hedges.

Derivatives designated as fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. Pinnacle Financial utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable available-for-sale securities. The hedging strategy converts the fixed interest rates to variable interest rates based on LIBOR, federal funds rates, or SOFR. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. In March 2023, Pinnacle Financial entered into fair value hedges with aggregate notional amounts of $425.0 million to mitigate the effect of changing interest rates on FHLB advances with payments beginning in the first quarter of 2024.

A summary of Pinnacle Financial's fair value hedge relationships as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

					March 31, 2023		December 31, 2022
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Asset derivatives
Interest rate swaps - securities	Other assets	7.18	2.25%	3 month LIBOR/ Federal Funds/ SOFR	$1,420,724	$32,464	$1,420,724	$56,056
Liability derivatives
Interest rate swaps - borrowings	Other liabilities	4.84	N/A	—%	$425,000	$1,883	$—	$—
					$1,845,724	$34,347	$1,420,724	$56,056

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At March 31, 2023 and December 31, 2022, the notional amount of fair value derivatives cleared through central clearing houses was $1.3 billion and $877.7 million with a fair value that approximates zero due to $39.8 million and $47.9 million in received variation margin.

Notional amounts of $464.7 million included in the table above as of March 31, 2023 receive a variable rate of interest based on three month LIBOR, notional amounts totaling $392.2 million as of March 31, 2023 receive a variable rate of interest based on the daily compounded federal funds rate, and notional amounts totaling $563.8 million as of March 31, 2023 receive a variable rate of interest based on the daily compounded SOFR.

The effects of Pinnacle Financial's securities fair value hedge relationships on the income statement during the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
Securities		2023	2022
Interest rate swaps - securities	Interest income on securities	$(31,685)	$48,839
Securities available-for-sale	Interest income on securities	$31,685	$(48,839)
FHLB advances
Interest rate swaps - FHLB advances	Interest expense on FHLB advances and other borrowings	$1,883	$—
FHLB advances	Interest expense on FHLB advances and other borrowings	$(1,883)	$—

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at March 31, 2023 and December 31, 2022 (in thousands):

	Carrying Amount of the Hedged Assets/Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/Liabilities
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Line item on the balance sheet
Securities available-for-sale	$1,465,424	$1,445,511	$(32,464)	$(56,056)
Federal Home Loan Bank advances	$426,883	$—	$1,883	$—

During the three months ended March 31, 2023 and 2022 amortization expense totaling $210,000 and $639,000, respectively, related to previously terminated fair value hedges was recognized as a reduction to interest income on loans.

In April 2022, interest rates swaps designated as fair value hedges with notional amounts totaling $164.3 million and market values totaling $14.3 million were terminated. Approximately $986,000 in gains were recognized at the time of termination and the remaining $11.2 million at March 31, 2023 will be accreted as additional interest income on the previously hedged available-for-sale mortgage backed and municipal securities over the same period as existing purchase discounts or premiums on these securities.

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

Other assets – Included in other assets are certain assets carried at fair value, including interest rate swap agreements to facilitate customer transactions, interest rate swaps designated as fair value hedges, interest rate caps and floors designated as cash flow hedges and interest rate locks associated with the mortgage loan pipeline. The carrying amount of interest rate swap agreements is based on Pinnacle Financial's pricing models that utilize observable market inputs. The fair value of the cash flow hedge agreements is determined by calculating the difference between the discounted fixed rate cash flows and the discounted variable rate cash flows. The fair value of the mortgage loan pipeline is based upon the projected sales price of the underlying loans, taking into account market interest rates and other market factors at the measurement date, net of the projected fallout rate. Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

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

The following tables present financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
March 31, 2023
Investment securities available-for-sale:
U.S. Treasury securities	$208,204	$—	$208,204	$—
U.S. Government agency securities	426,205	—	426,205	—
Mortgage-backed securities	1,002,208	—	1,002,208	—

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
State and municipal securities	1,553,824	—	1,553,345	479
Agency-backed securities	172,310	—	172,310	—
Corporate notes and other	462,452	—	462,452	—
Total investment securities available-for-sale	3,825,203	—	3,824,724	479
Other investments	163,382	—	22,372	141,010
Other assets	189,681	—	189,681	—
Total assets at fair value	$4,178,266	$—	$4,036,777	$141,489

Other liabilities	$75,711	$—	$75,711	$—
Total liabilities at fair value	$75,711	$—	$75,711	$—

December 31, 2022
Investment securities available-for-sale:
U.S. Treasury securities	$194,184	$—	$194,184	$—
U.S. Government agency securities	396,157	—	396,157	—
Mortgage-backed securities	971,576	—	971,576	—
State and municipal securities	1,412,306	—	1,411,677	629
Agency-backed securities	117,403	—	117,403	—
Corporate notes and other	467,244	—	467,244	—
Total investment securities available-for-sale	3,558,870	—	3,558,241	629
Other investments	153,011	—	22,029	130,982
Other assets	190,629	—	190,629	—
Total assets at fair value	$3,902,510	$—	$3,770,899	$131,611

Other liabilities	$96,483	$—	$96,483	$—
Total liabilities at fair value	$96,483	$—	$96,483	$—

The following table presents assets measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

March 31, 2023	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$7,802	$—	$—	$7,802
Collateral dependent loans (1)	30,901	—	—	30,901
Total	$38,703	$—	$—	$38,703

December 31, 2022
Other real estate owned	$7,952	$—	$—	$7,952
Collateral dependent loans (1)	33,767	—	—	33,767
Total	$41,719	$—	$—	$41,719

(1) The carrying values of collateral dependent loans at March 31, 2023 and December 31, 2022 are net of valuation allowances of $7.3 million and $6.5 million, respectively.

In the case of the available-for-sale investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2023, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2023 and 2022 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three months ended March 31,
	2023		2022
	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments
Fair value, beginning of period	$629	$130,982	$828	$100,996
Total realized gains included in income	1	2,360	2	1,710
Changes in unrealized gains/losses included in other comprehensive income (loss)	8	—	(10)	—
Purchases	—	9,202	—	7,411
Issuances	—	—	—	—
Settlements	(159)	(1,534)	(158)	(3,423)
Transfers out of Level 3	—	—	—	—
Fair value, end of period	$479	$141,010	$662	$106,694
Total realized gains included in income	$1	$2,360	$2	$1,710

The following tables present the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at March 31, 2023 and December 31, 2022. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

	Carrying Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
March 31, 2023
Financial assets:
Securities purchased with agreement to resell	$509,872	$453,019	$—	$—	$453,019
Securities held-to-maturity	3,053,628	2,788,713	—	2,788,713	—
Loans, net	29,984,030	29,383,263	—	—	29,383,263
Consumer loans held-for-sale	58,758	58,987	—	58,987	—
Commercial loans held-for-sale	23,087	23,177	—	23,177	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	36,328,330	35,147,659	—	—	35,147,659
Federal Home Loan Bank advances	2,166,508	2,213,391	—	—	2,213,391
Subordinated debt and other borrowings	424,276	442,767	—	—	442,767

	Carrying Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)

December 31, 2022
Financial assets:
Securities purchased with agreement to resell	$513,276	$440,390	$—	$—	$440,390
Securities held-to-maturity	3,079,050	2,744,946	—	2,744,946	—
Loans, net	28,740,940	27,901,662	—	—	27,901,662
Consumer loans held-for-sale	42,237	42,353	—	42,353	—
Commercial loans held-for-sale	21,093	21,151	—	21,151	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	35,156,148	34,435,447	—	—	34,435,447
Federal Home Loan Bank advances	464,436	477,673	—	—	477,673
Subordinated debt and other borrowings	424,055	430,884	—	—	430,884

(1)Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 10. Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years. Additionally, approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Pinnacle Bank to fall below specified minimum levels. Under Tennessee corporate law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity, and other needs. In addition to state law limitations on Pinnacle Financial's ability to pay dividends, the Federal Reserve imposes limitations on Pinnacle Financial's ability to pay dividends. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if Pinnacle Financial's regulatory capital is below the level of regulatory minimums plus the applicable 2.5% capital conservation buffer.

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
During the three months ended March 31, 2023, Pinnacle Bank paid $26.3 million of dividends to Pinnacle Financial. As of March 31, 2023, based on the criteria noted above Pinnacle Bank could pay approximately $981.7 million of additional dividends to Pinnacle Financial. Since the fourth quarter of 2013, Pinnacle Financial has paid a quarterly common stock dividend. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 18, 2022 when the board of directors increased the dividend to $0.22 per common share from $0.18 per common share. During the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th fractional interest in a share of Series B noncumulative, perpetual preferred stock (the "Series B Preferred Stock") in a registered public offering to both retail and institutional investors. Beginning in the third quarter of 2020, Pinnacle Financial began paying a quarterly dividend of $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock. The amount and timing of all future dividend payments by Pinnacle Financial, if any, including dividends on Pinnacle Financial's Series B Preferred Stock (and associated depositary shares), is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's receipt of dividends from Pinnacle Bank, earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to Pinnacle Financial and receipt of any regulatory approvals that may become required as a result of each of Pinnacle Financial's or Pinnacle Bank's financial results.

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

Management believes, as of March 31, 2023, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the applicable 2.5% capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2023
Total capital to risk weighted assets:
Pinnacle Financial	$4,720,387	12.4%	$3,049,413	8.0%	$3,811,766	10.0%
Pinnacle Bank	$4,417,066	11.6%	$3,041,133	8.0%	$3,801,416	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$3,992,847	10.5%	$2,287,060	6.0%	$2,287,060	6.0%
Pinnacle Bank	$4,118,526	10.8%	$2,280,849	6.0%	$3,041,133	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$3,775,599	9.9%	$1,715,295	4.5%	N/A	N/A
Pinnacle Bank	$4,118,404	10.8%	$1,710,637	4.5%	$2,470,920	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$3,992,847	9.6%	$1,660,651	4.0%	N/A	N/A
Pinnacle Bank	$4,118,526	9.9%	$1,656,143	4.0%	$2,070,179	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized (1)
At December 31, 2022
Total capital to risk weighted assets:
Pinnacle Financial	$4,584,292	12.4%	$2,949,276	8.0%	$3,686,595	10.0%
Pinnacle Bank	$4,282,742	11.6%	$2,941,082	8.0%	$3,676,353	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$3,888,100	10.5%	$2,211,957	6.0%	$2,211,957	6.0%
Pinnacle Bank	$4,015,550	10.9%	$2,205,812	6.0%	$2,941,082	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$3,670,851	10.0%	$1,658,968	4.5%	N/A	N/A
Pinnacle Bank	$4,015,427	10.9%	$1,654,359	4.5%	$2,389,629	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$3,888,100	9.7%	$1,595,457	4.0%	N/A	N/A
Pinnacle Bank	$4,015,550	10.1%	$1,591,502	4.0%	$1,989,378	5.0%
(1) "Well-capitalized minimum Common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average assets are not formally defined under applicable banking regulations for bank holding companies.
(*) Average assets for the above calculations were based on the most recent quarter.

Note 11.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities and has entered into certain other subordinated debt agreements. These instruments are outlined below as of March 31, 2023 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2023	Coupon Structure
Trust preferred securities
PNFP Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	7.71%	3-month LIBOR + 2.80% (1)
PNFP Statutory Trust II	September 15, 2005	September 30, 2035	20,619	6.56%	3-month LIBOR + 1.40% (1)
PNFP Statutory Trust III	September 7, 2006	September 30, 2036	20,619	6.81%	3-month LIBOR + 1.65% (1)
PNFP Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	7.72%	3-month LIBOR + 2.85% (1)
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	8.08%	3-month LIBOR + 3.25% (1)
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	7.68%	3-month LIBOR + 2.85% (1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	7.23%	3-month LIBOR + 2.40% (1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	6.86%	3-month LIBOR + 1.70% (1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	8.23%	3-month LIBOR + 3.10% (1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	6.36%	3-month LIBOR + 1.49% (1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	6.53%	3-month LIBOR + 1.73% (1)
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	6.66%	3-month LIBOR + 1.50% (1)

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)

Debt issuance costs and fair value adjustments			(8,719)
Total subordinated debt and other borrowings			$424,276
(1) Expected to transition to 3-month term SOFR plus a comparable tenor spread adjustment when 3-month LIBOR is no longer published on a future adjustment date.
(2) Migrates to three month LIBOR + 2.775% (or an alternative benchmark rate plus comparable spread in the event that three month LIBOR is no longer published on such adjustment date) beginning September 15, 2024 through the end of the term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2023 and December 31, 2022 and our results of operations for the three months ended March 31, 2023 and 2022. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein and the risk factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022 (Form 10-K) and the other reports we have filed with the Securities and Exchange Commission since we filed that Form 10-K.

Overview

General. Our diluted net income per common share for the three months ended March 31, 2023 was $1.76 compared to $1.65 for the same period in 2022. At March 31, 2023, loans increased to $30.3 billion, as compared to $29.0 billion at December 31, 2022, and total deposits increased to $36.2 billion at March 31, 2023 from $35.0 billion at December 31, 2022.

Results of Operations. Our net interest income increased to $312.2 million for the three months ended March 31, 2023 compared to $239.5 million for the same period in the prior year, representing an increase of $72.8 million, or 30.4%. For the three months ended March 31, 2023 when compared to the comparable period in 2022, this increase was largely the result of organic loan growth and yield expansion in our earning asset portfolio. Partially offsetting the increase were continued increases in cost of funds compared to the prior year's comparable period. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2023 was 3.40% compared to 2.89% for the same period in 2022 and 3.60% in the fourth quarter of 2022 and reflects the rising short-term interest rate environment as well as the competitive rate environments for loans and deposits in our markets.

Our provision for credit losses was $18.8 million for the three months ended March 31, 2023 compared to $2.7 million for the same period in 2022. The increase in provision expense as compared to the same period in 2022 is primarily due to growth in the loan portfolio and deterioration in the projected macroeconomic factors due to the uncertain economic environment. Also contributing to the increase in provision expense for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022 were net charge-offs totaling $7.3 million for the first quarter of 2023 compared to $3.0 million for the same period in 2022.
Noninterest income decreased by $14.0 million, or 13.5%, during the three months ended March 31, 2023 compared to the same period in 2022. The reduction in noninterest income was primarily due to a decline in income from our equity method investment in BHG of $14.6 million, or 43.3%, during the three months ended March 31, 2023 compared to the same period in the prior year as well as a $2.0 million decrease in gains on mortgage loans sold during the three months ended March 31, 2023 compared to the same period in the prior year. These decreases were offset in part by an increase in wealth management revenues which were $22.5 million for the three months ended March 31, 2023 compared to $20.7 million in the same period in the prior year.

Noninterest expense increased by $29.1 million, or 15.9%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Impacting noninterest expense for the three months ended March 31, 2023 as compared to the same prior year period was an increase of $13.9 million in salaries and employee benefits. The increase in salaries and employee benefits was primarily the result of an increase in our associate base to 3,281.5 full-time equivalent associates at March 31, 2023 versus 2,988.0 at March 31, 2022, as well as annual merit increases effective in January 2023. Offsetting a portion of the increase in salaries and benefits expense was a decline in cash and equity incentives which were $2.9 million lower in the three months ended March 31, 2023 than in the same prior year period. Noninterest expense categories, other than salaries and employee benefits, were $76.0 million during the three months ended March 31, 2023, compared to $60.8 million during three months ended March 31, 2022, an increase of 25%. This increase is due primarily to overall growth in the infrastructure of the firm, additional locations added and new technology implemented in the last twelve months.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 52.7% for the three months ended March 31, 2023 compared to 53.3% for the three months ended March 31, 2022. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the three months ended March 31, 2023 and the same prior year period was positively impacted by the increases in net interest income, while increases in noninterest expense and a decline in noninterest income negatively affected our efficiency ratio.
During the three months ended March 31, 2023, we recorded income tax expense of $34.0 million compared to $28.5 million for the three months ended March 31, 2022. Our effective tax rate for the three months ended March 31, 2023 was 19.8%, compared to 18.1% for the three months ended March 31, 2022. Our tax rate in each period was impacted by among other things the vesting and exercise of equity-based awards previously granted under our equity-based compensation program. For the three months ended March 31,

2023, $277,000 in excess tax benefits were recognized compared to excess tax benefits of $2.6 million recognized in the three months ended March 31, 2022.
Financial Condition. Loans increased $1.3 billion, or 4.3%, during the three months ended March 31, 2023 when compared to December 31, 2022. The increase is primarily the result of loans made to borrowers that principally operate or are located in our core markets, including the markets in which we recently expanded, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company. Loan growth was also positively impacted during the three months ended March 31, 2023 by the continued growth of certain specialty lending groups, including franchise lending and equipment lease financing. Total deposits were $36.2 billion at March 31, 2023 compared to $35.0 billion at December 31, 2022, an increase of $1.2 billion, or 3.5%. Interest-bearing core deposit growth during the three months ended March 31, 2023, increased approximately $1.5 billion, or 7.2% from December 31, 2022, as a result of our intentional focus on gathering and retaining these core deposits.
At March 31, 2023, our allowance for credit losses was $313.8 million compared to $300.7 million at December 31, 2022. The increase in the allowance for credit losses is largely the result of growth in the loan portfolio and deterioration in the projected macroeconomic factors due to the uncertain economic environment.
Capital and Liquidity. At March 31, 2023 and December 31, 2022, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At March 31, 2023, we had approximately $185.3 million of cash at the parent company that could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

On January 18, 2022 our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program remained in effect through March 31, 2023. On January 17, 2023, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the share repurchase program that expired on March 31, 2023. The new authorization is to remain in effect through March 31, 2024. We did not repurchase any shares under either share repurchase program during the three months ended March 31, 2023 or 2022, respectively.
Subsequent Event. On April 21, 2023, Pinnacle Bank consummated a sale-leaseback transaction pursuant to which it sold 36 properties to PNB TN Portfolio Owner LLC and PNB Portfolio Owner, LLC (each, a "Purchaser" and collectively, the "Purchasers"), each of whom is an affiliate of Oak Street Real Estate Capital, for an aggregate cash purchase price of $127.5 million and concurrently agreed to separately lease each of those properties for an initial term of 14.5 years, with two five (5) year renewal options that the Bank may exercise to extend the term of any of the leases.
The pre-tax, net gain associated with these 36 properties is expected to be approximately $55.4 million, after deducting estimated transaction-related expenses. The after-tax portion of this gain will be recognized by the Company in the second quarter of 2023. The aggregate annual lease expense associated with these properties will be approximately $9.6 million for the first twelve months of the lease term, with each lease including a 1.9% annual rent escalation during the initial term, and a 2% annual rent escalation during each of the two five-year renewal terms.

On April 21, 2023, Pinnacle Bank also entered into a purchase and sale agreement with the Purchasers to sell an additional 15 properties to the Purchasers for an aggregate cash purchase price of $90.5 million, subject to the Purchasers’ satisfactory completion of final due diligence with respect to these properties and the satisfaction of other customary closing conditions. Pinnacle Bank would lease those properties back from the Purchasers pursuant to leases containing terms substantially similar to those governing the 36 properties that closed April 21, 2023. If all these properties are sold, the pre-tax, net gain associated with these additional 15 properties is estimated to be approximately $37.4 million, after deducting estimated transaction-related expenses. The after-tax portion of this gain will be recognized by the Company when the sale is consummated, which the Company anticipates will be late in the second quarter, or early in the third quarter, of 2023. In the event that all of the properties are sold, the aggregate annual lease expense associated with these properties is estimated to be approximately $6.8 million for the first twelve months of the lease term, with each lease including a 1.9% annual rent escalation during the initial term, and a 2% annual rent escalation during each of the two five-year renewal terms.

Subsequent to the execution of the sale-leaseback transaction, Pinnacle Financial restructured a portion of its bond portfolio selling on April 27, 2023 and April 28, 2023, respectively, $137.7 million and $28.3 million in available-for-sale securities for a net loss of $9.2 million which will offset a portion of the net gain recognized from the sale-leaseback transaction. The proceeds of these securities sales are expected to be initially retained in Pinnacle Bank's cash accounts at the Federal Reserve.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Estimates as described in our Form 10-K.
Selected Financial Information

The following is a summary of certain financial information for the three-month periods ended March 31, 2023 and 2022 and as of March 31, 2023 and December 31, 2022 (dollars in thousands, except per share data):

	Three Months Ended March 31,		2023 - 2022 Percent
	2023	2022	Increase (Decrease)
Income Statement:
Interest income	$506,039	$258,617	95.7%
Interest expense	193,808	19,142	>100%
Net interest income	312,231	239,475	30.4%
Provision for credit losses	18,767	2,720	>100%
Net interest income after provision for credit losses	293,464	236,755	24.0%
Noninterest income	89,529	103,496	(13.5)%
Noninterest expense	211,727	182,661	15.9%
Net income before income taxes	171,266	157,590	8.7%
Income tax expense	33,995	28,480	19.4%
Net income	137,271	129,110	6.3%
Preferred stock dividends	(3,798)	(3,798)	—%
Net income available to common shareholders	$133,473	$125,312	6.5%

Per Share Data:
Basic net income per common share	$1.76	$1.66	6.0%
Diluted net income per common share	$1.76	$1.65	6.7%

Performance Ratios:
Return on average assets (1)	1.26%	1.32%	(4.5)%
Return on average shareholders' equity (2)	9.66%	9.53%	1.4%
Return on average common shareholders' equity (3)	10.05%	9.94%	1.1%

	March 31, 2023	December 31, 2022
Balance Sheet:
Loans, net of allowance for credit losses	$29,984,030	$28,740,940	4.3%
Deposits	$36,178,553	$34,961,238	3.5%
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

Results of Operations

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $312.2 million for the three months ended March 31, 2023 compared to $239.5 million for the same period in the prior year, representing an increase of $72.8 million. For the three months ended March 31, 2023 when compared to the comparable period in 2022, this increase was largely the result of organic loan growth and yield expansion in our earning asset portfolio. Partially offsetting the increase were continued increases in our cost of funds in 2023 as compared to 2022.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets
Loans (1) (2)	$29,633,640	$431,902	6.00%	$23,848,533	$227,047	3.94%
Securities
Taxable	3,508,946	29,358	3.39%	3,234,641	11,048	1.39%
Tax-exempt (2)	3,256,180	23,802	3.54%	2,909,023	17,446	2.94%
Interest-bearing due from banks	1,392,492	15,941	4.64%	3,347,804	1,303	0.16%
Securities purchased under agreements to resell	512,660	3,329	2.63%	1,281,746	1,214	0.38%
Federal funds sold	—	(9)	—%	—	—	—%
Other	195,605	1,716	3.56%	170,396	559	1.33%
Total interest-earning assets	38,499,523	$506,039	5.45%	34,792,143	$258,617	3.11%
Nonearning assets
Intangible assets	1,880,890			1,863,730
Other nonearning assets	2,603,441			1,981,348
Total assets	$42,983,854			$38,637,221

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$7,793,823	52,474	2.73%	$6,391,316	2,599	0.16%
Savings and money market	14,377,996	97,519	2.75%	12,587,219	5,124	0.17%
Time	3,787,639	26,596	2.85%	2,082,047	2,527	0.49%
Total interest-bearing deposits	25,959,458	176,589	2.76%	21,060,582	10,250	0.20%
Securities sold under agreements to repurchase	219,082	595	1.10%	179,869	56	0.13%
Federal Home Loan Bank advances	1,130,356	10,970	3.94%	888,746	4,474	2.04%
Subordinated debt and other borrowings	426,564	5,654	5.38%	441,755	4,362	4.00%
Total interest-bearing liabilities	27,735,460	193,808	2.83%	22,570,952	19,142	0.34%
Noninterest-bearing deposits	9,332,317	—	0.00%	10,478,403	—	0.00%
Total deposits and interest-bearing liabilities	37,067,777	$193,808	2.12%	33,049,355	$19,142	0.23%
Other liabilities	310,473			256,461
Total liabilities	37,378,250			33,305,816
Shareholders' equity	5,605,604			5,331,405
Total liabilities and shareholders' equity	$42,983,854			$38,637,221
Net interest income		$312,231			$239,475
Net interest spread (3)			2.61%			2.77%
Net interest margin (4)			3.40%			2.89%
(1) Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $10.9 million of taxable equivalent income for the three months ended March 31, 2023 compared to $8.5 million for the three months ended March 31, 2022. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the three months ended March 31, 2023 would have been 3.32% compared to a net interest spread of 2.88% for the three months ended March 31, 2022.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended March 31, 2023, our net interest margin was 3.40% compared to 2.89% for the same period in 2022 and 3.60% in the fourth quarter of 2022. Our net interest margin for the three months ended March 31, 2023 reflects the rising short-term interest rate environment, including the impact of exceeding substantially all of our loan floors during the second and third quarters of

2022, as well as the competitive rate environments for loans and deposits in our markets. During the three months ended March 31, 2023, our earning asset yield increased by 234 basis points from the same period in the prior year. Conversely, our total funding rates, led by increases in interest-bearing deposits rates, increased by 189 basis points during the three months ended March 31, 2023 compared to the same period in the prior year. Thus far in 2023, the Federal Reserve has raised short-term interest rates by 75 basis points. We believe that its possible that the Federal Reserve could begin reducing short-term interest rates in the fourth quarter of 2023. During the first quarter of 2023, we intentionally increased our on-balance sheet liquidity as a response to the current macroeconomic environment and the recent failure of multiple high-profile financial institutions. If we maintain these higher levels of on-balance sheet liquidity as we currently expect will be the case over the next few quarters, our net interest margin would likely be negatively impacted even if the additional liquidity has minimal effect on net interest income as we sought to match the rate we are paying on this additional liquidity with the yield we are earning on the investments of those proceeds. We seek to fund increased loan volumes by growing our core deposits, but will utilize non-core funding to fund shortfalls, if any. To the extent that our dependence on non-core funding sources increases during 2023 our net interest margin would likely be negatively impacted as we may not be able to reduce the rates we pay on these deposits as quickly as we can on core deposits.
We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Our ‘most likely’ forecast reflects the Federal Reserve's 75 bps increase on short-term interest rates announced through the date hereof and potential reductions in short-term interest rates beginning in the fourth quarter of 2023. However, there is much uncertainty in the interest rate futures markets due to the currently high level of inflation present in the economy, the pace of the rate tightening cycle being led by the Federal Reserve Open Market Committee and what risks these present for a recession to occur in the near-term.

Provision for Credit Losses. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. Our provision for credit losses was $18.8 million for the three months ended March 31, 2023 compared to $2.7 million for the same period in 2022. The provision for credit losses is impacted by growth in our loan portfolio, recent historical and projected future economic conditions, our internal assessment of the credit quality of the loan portfolio and net charge-offs. The increase in provision expense as compared to the same period in 2022 is primarily due to growth in the loan portfolio and deterioration in the projected macroeconomic factors due to the uncertain economic environment. Also contributing to the provision expense for the three months ended March 31, 2023 were net charge-offs totaling $7.3 million compared to $3.0 million for the same period in 2022.

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

The following is a summary of our noninterest income for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		2023 - 2022
	2023	2022	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$11,718	$11,030	6.2%
Investment services	11,595	10,691	8.5%
Insurance sales commissions	4,464	4,036	10.6%
Gains on mortgage loans sold, net	2,053	4,066	(49.5)%
Investment losses on sales of securities, net	—	(61)	NM
Trust fees	6,429	5,973	7.6%
Income from equity method investment	19,079	33,655	(43.3)%
Other noninterest income:
Interchange and other consumer fees	16,846	14,630	15.1%
Bank-owned life insurance	5,584	4,636	20.4%
Loan swap fees	2,607	1,774	47.0%
SBA loan sales	714	3,096	(76.9)%
Income from other equity investments	2,360	1,710	38.0%
Other noninterest income	6,080	8,260	(26.4)%

	Three Months Ended March 31,		2023 - 2022
	2023	2022	Increase (Decrease)
Total other noninterest income	34,191	34,106	0.2%
Total noninterest income	$89,529	$103,496	(13.5)%

The increase in service charges on deposit accounts during the three months ended March 31, 2023 compared to three months ended March 31, 2022 is the result of increased transaction volumes in commercial checking accounts which we believe is the result of the increased economic activity in our markets in each of the periods presented, offset in part by the impact of our decision in the second half of 2022 to eliminate or reduce certain of the fees we charge on overdrawn accounts or when accounts lack sufficient funds to cover presented items among other changes to these practices.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income and has fluctuated during the three months ended March 31, 2023 due in large part to market volatility. For the three months ended March 31, 2023, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, and fees from our wealth advisory group, PNFP Capital Markets, Inc., increased by $904,000 when compared to the three months ended March 31, 2022. At March 31, 2023 and 2022, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $8.6 billion and $7.2 billion, respectively, in brokerage assets. The increase in fees from our wealth advisory group for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022 was also the result of among other things an increase in investment and transaction advisory fees from PNFP Capital Markets, Inc. which increased $411,000 during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. Revenues from the sale of insurance products by our insurance subsidiaries for the three months ended March 31, 2023 increased by $428,000 compared to the same period in the prior year. Included in insurance revenues for the three months ended March 31, 2023 was $1.5 million of contingent income that was based on 2022 sales production and claims experience compared to $1.3 million recorded in the same period in the prior year. Additionally, at March 31, 2023 our trust department was receiving fees on approximately $4.9 billion of managed assets compared to $4.5 billion at March 31, 2022. We believe the improvement in the results of our wealth management businesses during the three months ended March 31, 2023 when compared to the comparable period in 2022 is primarily attributable to an increased number of wealth management advisors and corresponding client acquisition.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $2.1 million for the three months ended March 31, 2023 compared to $4.1 million for the same period in the prior year. This decrease is the direct result of the increases in the rate environment negatively impacting both refinancing and new purchase originations. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program whereby the hedge protects against changes in the fair value of the pipeline. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. The change in the fair value of the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At March 31, 2023, the mortgage pipeline included $86.1 million in loans expected to close in 2023 compared to $151.2 million in loans at March 31, 2022 expected to close in 2022.

Investment gains and losses on sales, net, represent the net gains and losses on sales of investment securities in our available-for-sale securities portfolio during the periods noted. During the three months ended March 31, 2023, no investment securities were sold in our available-for-sale securities portfolio compared to the three months ended March 31, 2022, when we sold $2.9 million of securities for a net loss of $61,000.

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

Income from this equity-method investment was $19.1 million for the three months ended March 31, 2023 compared to $33.7 million for the same period last year. Historically, BHG has sold the majority of the loans it originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. In recent years, BHG began an effort to retain more loans on its balance sheet. BHG’s decision to sell loans through its auction platform or retain loans on its balance sheet will be impacted by a variety of factors, including interest rates as well as demand levels from the community bank network of buyers to whom BHG markets these loans. In a rising rate environment, it may choose to sell more loans through its auction platform if the cost of financing loans on its balance sheet is not as attractive as a sale through its auction platform. Since 2020, BHG has completed seven securitizations totaling $2.4 billion, with the latest securitization of $265 million having been completed in the first quarter of 2023. Additionally, BHG entered into funding facilities in the fourth quarter of 2022 and first quarter of 2023 including a facility with a U.S. asset manager with outstanding balances of $513 million and $454 million at March 31, 2023 and December 31, 2022, respectively, and an annualized interest rate at March 31, 2023 of approximately 8.00%. These facilities, which are secured by loans on BHG's balance sheet, represent incremental funding sources to BHG.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets associated with Pinnacle Bank's investment in BHG of $87,000 for the three months ended March 31, 2023 compared to $128,000 for the three months ended March 31, 2022. At March 31, 2023, there were $6.2 million of these intangible assets that are expected to be amortized in lesser amounts over the next 12 years. Also included in income from equity-method investment is accretion income associated with the fair valuation of certain of BHG's liabilities of $95,000 for the three months ended March 31, 2023, compared to $243,000 for the three months ended March 31, 2022. At March 31, 2023, there were $400,000 of these liabilities that are expected to accrete into income in lesser amounts over the next three years.

During the three months ended March 31, 2023, Pinnacle Bank received dividends of $24.0 million from BHG compared to $12.2 million received by Pinnacle Financial and Pinnacle Bank in the aggregate during the three months ended March 31, 2022. Dividends from BHG during such periods reduced the carrying amount of our investment in BHG, while earnings from BHG during such periods increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. During the three months ended March 31, 2023 and 2022, Pinnacle Bank purchased no loans from BHG. At March 31, 2023 and December 31, 2022, there were $329.3 million and $350.6 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. These loans were purchased at par whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.50% and 6.00% per annum.

For the three months ended March 31, 2023, BHG reported $302.0 million in revenues, net of substitution and prepayment losses of $69.9 million, compared to revenues of $238.6 million for the three months ended March 31, 2022, net of substitution and prepayment losses of $48.7 million. Earnings from BHG are likely to fluctuate from period-to-period. Approximately $152.3 million, or 50.4%, of BHG's revenues for the three months ended March 31, 2023 related to gains on the sale of commercial and consumer loans compared to $148.0 million, or 62.0%, for the three months ended March 31, 2022. These loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan, although the purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. At March 31, 2023 and 2022, there were $6.0 billion and $4.3 billion, respectively, of these loans previously sold by BHG that were being actively serviced by BHG's network of bank purchasers. BHG, at its sole option, may also provide purchasers of these loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. As a result, BHG maintained a liability as of March 31, 2023 and 2022 of $349.7 million and $208.0 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution due to payment default or prepayment. This liability represents 5.8% and 4.8%, respectively, of core product loans previously sold by BHG that remain outstanding as of March 31, 2023 and 2022, respectively. The increase in this liability as a percentage of core product loans during the three months ended March 31, 2023 compared to the comparable period ended March 31, 2022 was principally the result of an increase in the amount of loans sold by BHG to financial institutions and increases in BHG management's estimate of future substitution losses due to economic uncertainty.

In addition to these loans that BHG sells into its auction market, at March 31, 2023, BHG reported loans that remained on BHG's balance sheet totaling $3.8 billion compared to $2.5 billion as of March 31, 2022. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At March 31, 2023 and 2022, BHG had $2.9 billion and $1.8 billion, respectively, of secured borrowings associated with loans held for investment. At March 31, 2023 and 2022, BHG reported allowance for loan losses totaling $178.0 million and $57.8 million, respectively, with respect to the loans on its balance sheet. The increase in allowance for loan losses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was principally the result of growth in the balance sheet loan portfolio and the uncertain economic environment. We anticipate that BHG will increase the level of allowance for loan losses for the remainder of 2023 given the current macroeconomic environment. BHG records its allowance for loan losses under the incurred loss method, but will be required to adopt CECL effective October 1, 2023. Interest income and fees associated with these on-balance sheet loans amounted to $142.5 million for the three months ended March 31, 2023 compared to $83.2 million for the three months ended March 31, 2022.

Included in our other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased 15.1% during the three months ended March 31, 2023 as compared to the same period in 2022 due to increased debit and credit card transactions period-over-period. Loan swap fees increased by $833,000 during the three months ended March 31, 2023 as compared to the same period in 2022 due primarily to recent hires and an emphasis on rate swaps due to the current interest rate environment during the quarter. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $5.6 million for the three months ended March 31, 2023 compared to $4.6 million in the same period in the prior year. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. During the first quarter of 2022 and full year 2022, we purchased an additional $75 million and $100 million, respectively, of bank owned life insurance. No additional purchases have been made thus far in 2023. SBA loan sales are included in other noninterest income and decreased by $2.4 million during the three months ended March 31, 2023 when compared to the same period in the prior year. The decrease is primarily due to the changing market conditions during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 as the increase in interest rates has caused qualification for the program to be more difficult and therefore has became less favorable to clients and prospects. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investment. Income related to these investments increased $650,000 during the three months ended March 31, 2023 when compared to the same period in the prior year as a result of several of our venture fund investments experiencing increased valuations in their underlying portfolios during the three months ended March 31, 2023. The other components of other noninterest income decreased $2.2 million during the three months ended March 31, 2023 compared to the same period in the prior year. The decrease during the three months ended March 31, 2023 is largely the result of recording a $5.5 million gain during the three months ended March 31, 2022 on remeasurement of our previously held equity investment in JB&B, resulting from our bank subsidiary's acquisition on March 1, 2022 of the 80% equity interests of JB&B it did not previously own.

Noninterest Expense.  Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses. The following is a summary of our noninterest expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		2023-2022
	2023	2022	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries	$82,851	$69,142	19.8%
Commissions	6,469	6,222	4.0%
Cash and equity incentives	22,971	25,894	(11.3%)
Employee benefits and other	23,417	20,594	13.7%
Total salaries and employee benefits	135,708	121,852	11.4%
Equipment and occupancy	30,353	25,536	18.9%
Other real estate expense, net	99	105	(5.7%)
Marketing and other business development	5,942	3,777	57.3%
Postage and supplies	2,819	2,371	18.9%
Amortization of intangibles	1,794	1,871	(4.1%)
Other noninterest expense:
Deposit related expense	10,116	7,062	43.2%
Lending related expense	13,216	11,095	19.1%
Wealth management related expense	833	623	33.7%
Other noninterest expense	10,847	8,369	29.6%
Total other noninterest expense	35,012	27,149	29.0%
Total noninterest expense	$211,727	$182,661	15.9%

Total salaries and employee benefits expenses increased $13.9 million for the three months ended March 31, 2023 compared to the same period in 2022. The change in salaries and employee benefits was largely the result of an increase in our associate base in 2023 versus 2022 as well as annual merit increases effective in January 2023. Our associate base increased to 3,281.5 full-time equivalent associates at March 31, 2023 from 2,988.0 at March 31, 2022. We expect salary and benefit expenses in 2023 to increase when compared to the comparable period in 2022 as we continue our focus on hiring experienced bankers in all of our markets.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our bank's non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our bank's associates participate in our equity compensation plans. Under the 2023 annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of annual earnings per common share and annual revenues (subject to certain adjustments). To the extent that the soundness threshold is met and earnings per common share and revenues are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. For 2023, maximum payouts under the plan could reach approximately 125% of target.

Cash incentives for the three months ended March 31, 2023 totaled $12.8 million, compared to $16.4 million during the same prior year period due to our assumption at the end of the first quarter of 2023 that we would likely achieve a lower payout percentage in 2023 than we paid out under our 2022 plan.

Also included in cash and equity incentives for the three months ended March 31, 2023 were approximately $4.1 million of compensation expenses related to equity-based restricted share awards and approximately $6.1 million of compensation expenses related to equity-based restricted share units with either time-based or performance-based vesting criteria compared to $3.5 million and $5.9 million, respectively, for the three months ended March 31, 2022. We have not issued stock options since 2008. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates, a significant percentage of which is performance-based for our senior executive officers. The increase in equity-based incentive expense in the first three months of 2023 when compared to the comparable period in 2022 is the result of the growth in our associate base. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization.

Employee benefits and other expenses include costs associated with our 401k plan, health insurance, payroll taxes and contract labor. These expenses increased by $2.8 million for the three months ended March 31, 2023 compared to the same prior year period. These increases reflect the increase in our associate base in the respective periods, and in the case of our health insurance costs, increases in the premiums we paid for this coverage in 2023 compared to 2022 premium levels.

Equipment and occupancy expenses for the three months ended March 31, 2023 were $30.4 million compared to $25.5 million for the three months ended March 31, 2022. The increases are in part the result of the seven new offices that have opened since the end of the first quarter of 2022. As described elsewhere in this report, we completed a sale-leaseback transaction for 36 properties in April 2023 and anticipate closing on a second tranche of 15 properties in the second or third quarter of 2023. We estimate that our lease expense under these leases will approximate $16.4 million for the first twelve months of the term of those leases, assuming we close on all of the remainder of the properties we have agreed to sell in the second or third quarter of 2023.

Additionally, we expect to incur costs in future periods as we enhance our established locations across the franchise and further develop our technology infrastructure. During 2021, we announced our intention to move our corporate headquarters to an office tower under construction in Nashville, where we will be a founding partner and sponsor of the project. This move is currently planned for 2025 and will increase equipment and occupancy costs as we plan for this move.

Marketing and business development expense for the three months ended March 31, 2023 was $5.9 million compared to $3.8 million for the three months ended March 31, 2022. The primary source of the increase for the three months ended March 31, 2023 as compared to the same period in 2022 is the result of increased and intentional associate engagement events during the quarter. We expect these costs to rise modestly in 2023 taking into account anticipated increases associated with the associates we have hired in the last twelve months.

Intangible amortization expense was $1.8 million for the three months ended March 31, 2023 compared to $1.9 million for the same period in 2022. The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives at March 31, 2023:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
Avenue	2016	$8.8	9	$0.6

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
BNC	2017	48.1	10	15.3

Book of Business Intangible:
Miller Loughry Beach Insurance	2008	$1.3	20	$0.1
CapitalMark	2015	0.3	16	0.1
BNC Insurance	2017	0.4	20	0.2
BNC Trust	2017	1.9	10	0.8
Advocate Capital	2019	13.6	13	5.9
JB&B Capital	2022	6.7	10	5.7
Sweeney Asset Management	2022	0.8	10	0.8

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Annual amortization expense of these intangibles is estimated to decrease from $6.9 million to $2.0 million per year over the next five years with lesser amounts for the remaining amortization period.

Other noninterest expenses, which consists primarily of deposit, lending, wealth management and administrative expenses increased by $7.9 million for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. Lending related expense increased by $2.1 million for the three months ended March 31, 2023 when compared to the same period in the prior year. This increase is primarily the result of increased expense associated with our consumer and commercial credit card programs for which transaction volumes also increased in the period. Deposit related expense increased by $3.1 million during the three months ended March 31, 2023 when compared to the same period in 2022 due primarily to increases in FDIC insurance assessments. With the recent failure of multiple high-profile financial institutions, we anticipate that the FDIC may raise our deposit insurance assessment percentages as it seeks to rebuild the deposit insurance fund following these failures. Wealth management related expenses increased $210,000 during the three months ended March 31, 2023 when compared to the same period in 2022 due primarily to an increased number of accounts being serviced by these areas. Other noninterest expenses increased $2.5 million during the three months ended March 31, 2023 as compared to the same period in 2022 due in part to increases in consultant fees, contributions and other miscellaneous expense items.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 52.7% for the three months ended March 31, 2023 compared to 53.3% for the three months ended March 31, 2022. The efficiency ratio for the three months ended March 31, 2023 compared to the same period in 2022 was negatively impacted in part by increased noninterest expense during the periods as a result of increased salaries and employee benefits and a decrease in the amount of income from our equity method investment in BHG and gains on mortgage loans sold offset, in part, by the net positive impact on our net interest income of the current rising interest rate environment.

Income Taxes. During the three months ended March 31, 2023, we recorded income tax expense of $34.0 million compared to $28.5 million for the three months ended March 31, 2022. Our effective tax rate for the three months ended March 31, 2023 was 19.8% compared 18.1% for the three months ended March 31, 2022. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 25.00% at March 31, 2023 and 26.14% at March 31, 2022 primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax rate in each period was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program. For the three months ended March 31, 2023, $277,000 in excess tax benefits were recognized compared to excess tax benefits of $2.6 million recognized in the three months ended March 31, 2022.

Financial Condition

Our consolidated balance sheet at March 31, 2023 reflects an increase in total loans outstanding to $30.3 billion compared to $29.0 billion at December 31, 2022. Total deposits increased by $1.2 billion to $36.2 billion between December 31, 2022 and March 31, 2023. Total assets were $45.1 billion at March 31, 2023 compared to $42.0 billion at December 31, 2022.

Loans. The composition of loans at March 31, 2023 and at December 31, 2022 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$3,686,796	12.2%	$3,587,257	12.3%
Non-owner occupied	6,887,733	22.7%	6,542,619	22.5%
Consumer real estate – mortgage	4,531,285	15.0%	4,435,046	15.3%
Construction and land development	3,909,024	12.9%	3,679,498	12.7%
Commercial and industrial	10,723,327	35.4%	10,241,362	35.3%
Consumer and other	559,706	1.8%	555,823	1.9%
Total loans	$30,297,871	100.0%	$29,041,605	100.0%

At March 31, 2023, our loan portfolio composition had changed slightly from the composition at December 31, 2022 with commercial real estate and commercial and industrial lending generally continuing to make up the largest segments of our portfolio. At March 31, 2023, approximately 34.9% of the outstanding principal balance of our commercial real estate loans was secured by owner occupied commercial real estate properties compared to 35.4% at December 31, 2022. Owner occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development loan segment continues to be a meaningful portion of our portfolio and reflects the development and growth of the local communities in which we operate and is diversified between commercial, residential and land.

Lending Concentrations. We periodically analyze our loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2022
Lessors of nonresidential buildings	$4,436,203	$1,980,583	$6,416,786	$7,058,045
Lessors of residential buildings	1,484,693	1,591,855	3,076,548	3,725,186
New Housing For-Sale Builders	599,664	922,963	1,522,627	1,763,089
Music Publishers	615,510	485,947	1,101,457	1,127,636

Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At March 31, 2023, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital was 88.5% compared to 85.9% at December 31, 2022. Construction and land development, non-owner occupied commercial real estate and multifamily loans as a percentage of total risk-based capital were 261.1% and 249.6% as of March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor and regulate its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The following table presents the maturity distribution of our loan portfolio by loan segment at March 31, 2023 according to contractual maturities of (1) one year or less, (2) after one but within five years, (3) after five but within fifteen years and (4) after fifteen years. The table also presents the portion of loans by loan segment that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index (dollars in thousands):

	Due in one year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total

Commercial real estate:
Owner-occupied	$274,223	$1,522,696	$1,472,158	$417,719	$3,686,796
Non-owner occupied	1,355,162	4,560,866	907,792	63,913	6,887,733
Consumer real estate - mortgage	75,503	468,003	342,064	3,645,715	4,531,285
Construction and land development	1,172,241	2,374,210	279,452	83,121	3,909,024

Commercial and industrial	2,613,099	5,921,926	1,870,070	318,232	10,723,327
Consumer and other	161,648	301,609	53,115	43,334	559,706
Total loans	$5,651,876	$15,149,310	$4,924,651	$4,572,034	$30,297,871

Loans with fixed interest rates:
Commercial real estate:
Owner-occupied	$126,818	$1,063,968	$1,045,575	$298,922	$2,535,283
Non-owner occupied	489,048	2,615,913	525,798	46,766	3,677,525
Consumer real estate - mortgage	38,902	360,587	129,767	2,088,375	2,617,631
Construction and land development	197,261	486,717	210,240	51,496	945,714
Commercial and industrial	831,525	2,009,186	1,342,239	233,346	4,416,296
Consumer and other	81,595	194,260	51,547	43,334	370,736
Total loans	$1,765,149	$6,730,631	$3,305,166	$2,762,239	$14,563,185

Loans with variable interest rates:
Commercial real estate:
Owner-occupied	$147,405	$458,728	$426,583	$118,797	$1,151,513
Non-owner occupied	866,114	1,944,953	381,994	17,147	3,210,208
Consumer real estate - mortgage	36,601	107,416	212,297	1,557,340	1,913,654
Construction and land development	974,980	1,887,493	69,212	31,625	2,963,310
Commercial and industrial	1,781,574	3,912,740	527,831	84,886	6,307,031
Consumer and other	80,053	107,349	1,568	—	188,970
Total loans	$3,886,727	$8,418,679	$1,619,485	$1,809,795	$15,734,686

The above information does not consider the impact of scheduled principal payments. Loans totaling $1.4 billion at their contractual floor rate at March 31, 2023 are presented as fixed interest rate loans in the table above.

Loans in Past Due Status. The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
Loans past due 30 to 89 days:	2023	2022
Commercial real estate:
Owner occupied	$1,075	$2,727
Non-owner occupied	677	407
Consumer real estate – mortgage	14,128	13,718
Construction and land development	52	323
Commercial and industrial	17,360	29,170
Consumer and other	6,566	5,744
Total loans past due 30 to 89 days	$39,858	$52,089

Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$1,789	$1,139
Non-owner occupied	206	1,681
Consumer real estate – mortgage	4,844	9,094
Construction and land development	130	130
Commercial and industrial	12,401	9,428
Consumer and other	954	746
Total loans past due 90 days or more	$20,324	$22,218

Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.13%	0.18%
Loans past due 90 days or more as a percentage of total loans	0.07%	0.08%
Total loans in past due status as a percentage of total loans	0.20%	0.26%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $67.8 million, or 0.2% of total loans at March 31, 2023, compared to $53.8 million, or 0.2% of total loans at December 31, 2022. The majority of the increase was attributable to risk rating downgrades in the owner occupied commercial real estate portfolio. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, or worse, but not considered nonperforming loans. Potential problem loans totaling $65,000 were past due at least 30 days but less than 90 days as of March 31, 2023.

Nonperforming Assets and Modified Loans. At March 31, 2023, we had $44.8 million in nonperforming assets compared to $46.1 million at December 31, 2022. Included in nonperforming assets were $37.0 million in nonaccrual loans and $7.8 million in OREO and other nonperforming assets at March 31, 2023 and $38.1 million in nonaccrual loans and $8.0 million in OREO and other nonperforming assets at December 31, 2022. At March 31, 2023, there were $2.4 million of modified loans to borrowers experiencing financial difficulty, all of which were accruing as of the modification date and remain on accrual status.

Allowance for Credit Losses on Loans (ACL). On January 1, 2020, we adopted FASB ASU 2016-13, which introduced the current expected credit losses (CECL) methodology and required us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, the ACL represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of March 31, 2023 and December 31, 2022, our ACL was approximately $313.8 million and $300.7 million, respectively, which our management believed to be adequate at each of the respective dates. Our ACL as a percentage of total loans was 1.04% at March 31, 2023 and December 31, 2022.

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

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At March 31, 2023, a reasonable and supportable period of twenty-four months was utilized for all loan segments followed by a twelve month straight line reversion period to long term averages.

The following table sets forth, based on management's estimate, the allocation of the allowance for credit losses on loans to categories of loans and loan balances by category and the percentage of loans in each category to total loans and allowance for credit losses as a percentage of total loans within each loan category as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023				December 31, 2022
	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)
Commercial real estate:
Owner occupied	$23,598	$3,686,796	0.64%	12.2%	$26,617	$3,587,257	0.74%	12.4%
Non-owner occupied	41,914	6,887,733	0.61%	22.7%	40,479	6,542,619	0.62%	22.5%
Consumer real estate - mortgage	39,160	4,531,285	0.86%	15.0%	36,536	4,435,046	0.82%	15.3%
Construction and land development	37,599	3,909,024	0.96%	12.9%	36,114	3,679,498	0.98%	12.7%
Commercial and industrial	153,629	10,723,327	1.43%	35.4%	144,353	10,241,362	1.41%	35.3%
Consumer and other	17,941	559,706	3.21%	1.8%	16,566	555,823	2.98%	1.9%
Total	$313,841	$30,297,871	1.04%	100.0%	$300,665	$29,041,605	1.04%	100.0%

The following table presents information related to credit losses on loans by loan segment for the three months ended March 31, 2023 and year ended December 31, 2022 (in thousands):

	Provision for credit losses	Net (charge-offs) recoveries	Average loans	Ratio of net (charge-offs) recoveries to average loans (1)
For the three months ended March 31, 2023:
Commercial real estate:
Owner occupied	$(3,027)	$8	$3,644,995	—%
Non-owner occupied	1,405	30	6,733,747	—%
Consumer real estate - mortgage	2,083	541	4,466,287	0.05%

	Provision for credit losses	Net (charge-offs) recoveries	Average loans	Ratio of net (charge-offs) recoveries to average loans (1)
Construction and land development	1,264	221	3,784,007	0.02%
Commercial and industrial	16,214	(6,938)	10,440,082	(0.27)%
Consumer and other	2,527	(1,152)	492,252	(0.95)%
Total	$20,466	$(7,290)	$29,561,370	(0.10)%
For the year ended December 31, 2022:
Commercial real estate:
Owner occupied	$6,330	$669	$3,258,092	0.02%
Non-owner occupied	(18,027)	2	5,812,052	—%
Consumer real estate - mortgage	3,571	861	4,031,082	0.02%
Construction and land development	6,364	321	3,369,233	0.01%
Commercial and industrial	55,346	(23,333)	9,162,689	(0.25)%
Consumer and other	10,395	(5,067)	466,435	(1.08)%
Total	$63,979	$(26,547)	$26,099,583	(0.10)%
(1) Net charge-offs for the year-to-date period ended March 31, 2023 have been annualized.

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
Based upon our evaluation of the loan portfolio, we believe the ACL to be adequate to absorb our estimate of expected future credit losses on loans outstanding at March 31, 2023. While our policies and procedures used to estimate the ACL as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our ACL and, thus, the resulting provision for credit losses.

Investments. Our investment securities portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities, amounted to $6.9 billion at March 31, 2023 compared to $6.6 billion at December 31, 2022. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at March 31, 2023 and December 31, 2022 follows:

	March 31, 2023	December 31, 2022
Weighted average life	11.41 years	11.62 years
Effective duration*	4.37%	4.39%
Tax equivalent yield	3.47%	3.19%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of March 31, 2023 and December 31, 2022 was 5.92% and 6.07%, respectively.

Restricted Cash. Our restricted cash balances totaled approximately $13.0 million at March 31, 2023 compared to $31.4 million at December 31, 2022. This restricted cash is maintained at other financial institutions as collateral primarily for our derivative portfolio. The decrease in restricted cash is attributable primarily to a decrease in collateral requirements on certain derivative instruments for which the fair value has increased. See Note 8. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Securities Purchased with Agreement to Resell. At March 31, 2023 and December 31, 2022, we had $509.9 million and $513.3 million, respectively, in securities purchased with agreement to resell. This balance is the result of repurchase agreement transactions with financial institution counterparties. We initially secured these investments to allow us to deploy some of our excess liquidity position into instruments that improved the return on funds in the then current historically low interest rate environment.

Deposits and Other Borrowings. We had approximately $36.2 billion of deposits at March 31, 2023 compared to $35.0 billion at December 31, 2022. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. At March 31, 2023 and December 31, 2022, we estimate that we had approximately $14.2 billion and $15.7 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. Included in our uninsured deposits at March 31, 2023 and December 31, 2022, we estimate that we had approximately $2.2 billion and $2.0 billion, respectively, in deposits which are collateralized. We routinely enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $149.8 million at March 31, 2023 and $194.9 million at December 31, 2022. Additionally, at March 31, 2023 and December 31, 2022, Pinnacle Bank had borrowed $2.2 billion and $464.4 million, respectively, in advances from the Federal Home Loan Bank of Cincinnati (FHLB). The increase in FHLB advances during the first quarter of 2023 was the result of our decision to increase our levels of on-balance sheet liquidity in response to the current economic environment and its impact on the banking sector following the failures of two high-profile banking institutions. At March 31, 2023, Pinnacle Bank had approximately $2.2 billion in additional availability with the FHLB; however, incremental borrowings are subject to applicable collateral requirements and are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or noncore funding as shown in the table below. The following table represents the balances of our deposits and other funding, the average rate paid for each type and the percentage of each type to the total at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	Average Rate Paid	Percent	December 31, 2022	Average Rate Paid	Percent
Core funding:
Noninterest-bearing deposit accounts	$9,018,439	0.00%	23.2%	$9,812,744	0.00%	27.2%
Interest-bearing demand accounts	5,292,416	2.44%	13.6%	5,699,981	0.80%	15.8%
Savings and money market accounts	10,306,441	2.37%	26.5%	10,743,225	0.74%	29.8%
Time deposit accounts less than $250,000	1,689,619	2.64%	4.3%	1,458,206	0.85%	4.0%
Reciprocating deposits (1)	5,337,224	3.34%	13.7%	3,276,300	1.09%	9.1%
Reciprocating CD accounts (1)	409,971	3.31%	1.1%	310,621	1.23%	0.9%
Total core funding	32,054,110	1.82%	82.4%	31,301,077	0.53%	86.8%
Noncore funding:
Relationship based noncore funding:
Other time deposits	1,287,197	3.22%	3.3%	1,177,786	1.19%	3.3%
Securities sold under agreements to repurchase	149,777	1.10%	0.4%	194,910	0.39%	0.5%
Total relationship based noncore funding	1,436,974	2.92%	3.7%	1,372,696	1.00%	3.8%
Wholesale funding:
Brokered deposits	2,145,122	4.60%	5.5%	1,939,633	2.13%	5.4%
Brokered time deposits	692,124	2.28%	1.8%	542,742	1.69%	1.5%
Federal Home Loan Bank advances	2,166,508	3.94%	5.5%	464,436	2.26%	1.3%
Subordinated debt and other funding	424,276	5.41%	1.1%	424,055	4.41%	1.2%
Total wholesale funding	5,428,030	4.18%	13.9%	3,370,866	2.41%	9.4%
Total noncore funding	6,865,004	3.84%	17.6%	4,743,562	2.10%	13.2%
Totals	$38,919,114	2.12%	100.0%	$36,044,639	0.72%	100.0%
(1)The reciprocating categories consists of deposits we receive from a bank network (the IntraFi network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the IntraFi network.

As noted in the table above, our core funding as a percentage of total funding declined moving from 86.8% at December 31, 2022 to 82.4% at March 31, 2023 but remained above internal policies. We created and implemented several deposit gathering initiatives in 2022 in anticipation of the more challenging deposit gathering environment. We remain optimistic that we will be able to grow our levels of core funding as needed to fund our balance sheet in a sound manner though, during the first quarter of 2023, in response to the current macroeconomic environment, we elected to increase our levels of on-balance sheet liquidity. This increase was funded by a combination of increased core deposits, increased borrowings from the FHLB Cincinnati and increases in brokered time deposits. When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of March 31, 2023.

The amount of time deposits as of March 31, 2023 amounted to $4.1 billion. The following table shows our time deposits in denominations of less than $250,000 and in denominations of $250,000 and greater by category based on time remaining until maturity and the weighted average rate for each category as of March 31, 2023 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$734,244	2.34%
Over three but less than six months	641,799	2.44%
Over six but less than twelve months	687,101	3.57%
Over twelve months	561,885	3.51%
	$2,625,029	2.94%
Denominations $250,000 and greater
Three months or less	$455,740	3.13%
Over three but less than six months	244,864	3.24%
Over six but less than twelve months	385,473	3.74%
Over twelve months	367,805	3.79%
	$1,453,882	3.48%
Totals	$4,078,911	3.13%

Subordinated debt and other borrowings. Pinnacle Bank receives advances from the FHLB pursuant to the terms of various borrowing agreements which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At March 31, 2023, Pinnacle Bank had received advances from the FHLB totaling $2.2 billion up from $464.4 million at December 31, 2022. At March 31, 2023, the scheduled maturities of FHLB advances and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates (1)
2023	$750,000	5.14%
2024	—	—%
2025	116,250	4.36%
2026	—	—%
2027	75,000	4.71%
Thereafter	1,225,012	3.74%
	2,166,262
Deferred costs	(1,637)
Fair value hedging adjustment	1,883
Total Federal Home Loan Bank advances	$2,166,508
Weighted average interest rate		4.29%
(1)The FHLB advance that matures in 2025 includes a variable interest rate that could increase or decrease in the future. The table reflects rates in effect as of March 31, 2023.

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

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2023	Coupon Structure
Trust preferred securities
PNFP Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	7.71%	3-month LIBOR + 2.80% (1)
PNFP Statutory Trust II	September 15, 2005	September 30, 2035	20,619	6.56%	3-month LIBOR + 1.40% (1)
PNFP Statutory Trust III	September 7, 2006	September 30, 2036	20,619	6.81%	3-month LIBOR + 1.65% (1)
PNFP Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	7.72%	3-month LIBOR + 2.85% (1)

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2023	Coupon Structure
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	8.08%	3-month LIBOR + 3.25% (1)
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	7.68%	3-month LIBOR + 2.85% (1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	7.23%	3-month LIBOR + 2.40% (1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	6.86%	3-month LIBOR + 1.70% (1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	8.23%	3-month LIBOR + 3.10% (1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	6.36%	3-month LIBOR + 1.49% (1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	6.53%	3-month LIBOR + 1.73% (1)
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	6.66%	3-month LIBOR + 1.50% (1)

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)

Debt issuance costs and fair value adjustments			(8,719)
Total subordinated debt and other borrowings			$424,276
(1) Expected to transition to 3-month term SOFR plus a comparable tenor spread adjustment when 3-month LIBOR is no longer published on a future adjustment date.
(2) Migrates to three month LIBOR + 2.775% (or an alternative benchmark rate plus a comparable spread in the event three month LIBOR is no longer published on such adjustment date) beginning September 15, 2024 through the end of the term.

Capital Resources. At March 31, 2023 and December 31, 2022, our shareholders' equity amounted to $5.7 billion and $5.5 billion, respectively. At March 31, 2023 and December 31, 2022, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At March 31, 2023, we had approximately $185.3 million of cash at the parent company that could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

Share Repurchase Program. On January 18, 2022 our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program remained in effect through March 31, 2023. On January 17, 2023, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the share repurchase program that expired on March 31, 2023. The new authorization is to remain in effect through March 31, 2024. We did not repurchase any shares under either share repurchase program during the three months ended March 31, 2023 or 2022, respectively.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $981.7 million at March 31, 2023. Additionally, approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Pinnacle Bank to fall below specified minimum levels. During the three months ended March 31, 2023, the bank paid dividends of $26.3 million to us which is within the limits allowed by banking regulations.

During the three months ended March 31, 2023, we paid $17.2 million in dividends to our common shareholders and $3.8 million in dividends on our Series B Preferred Stock. On April 17, 2023, our board of directors declared a $0.22 per share quarterly cash dividend to common shareholders which should approximate $17.2 million in aggregate dividend payments that are expected to be paid on May 26, 2023 to common shareholders of record as of the close of business on May 5, 2023. Additionally, on that same day, our board of directors approved a quarterly dividend of approximately $3.8 million, or $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock payable on June 1, 2023 to shareholders of record at the close of business on May 17, 2023. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including, if necessary, our receipt of dividends from Pinnacle Bank, regulatory capital requirements, as they become known to us and receipt of any regulatory approvals that may become required as a result of our and our bank subsidiary's financial results.

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

During the quarter ended March 31, 2023, there were several noteworthy factors when comparing the results of both the earnings simulation and the economic value of equity modeling results as of March 31, 2023 to the modeling results as of March 31, 2022:

•The Federal Reserve tightened monetary policy with 450 basis points of Fed Funds rate increases since March 31, 2022.
•Our deposit mix shifted as evidenced by a drop in our non-interest bearing deposits as a percentage of total deposits dropping from 34.0% to 25.0%.
•We entered into $875 million of interest rate floors for our variable rate loan portfolio.
•We entered into $875 million of interest rate collars for our variable rate loan portfolio.
•We entered into $425 million of receive-fixed interest rate swaps on our wholesale funding portfolio.

Earnings simulation model. We believe interest rate risk is best measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, we have policy guidelines for our earnings at risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. For instantaneous upward and downward changes in rates from management's baseline interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Estimated % Change in Net Interest Income Over 12 Months
	March 31, 2023*	March 31, 2022*
Instantaneous Rate Change
300 bps increase	6.50%	10.20%
200 bps increase	4.90%	7.00%
100 bps increase	2.50%	3.70%
100 bps decrease	(2.00)%	(5.60)%
200 bps decrease	(3.60)%	(8.10)%
300 bps decrease	(5.80)%	(9.70)%
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

The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios set out in the table above is a key assumption in our projected estimates of net interest income. The projected impact on net interest income in the table above assumes no change in deposit portfolio size or mix from the baseline forecast in alternative rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding as we experienced in the first quarter of 2023 would reduce the assumed benefit of those deposits. The projected impact on net interest income in the table above also assumes a "through-the-cycle" non-maturity deposit beta which may not be an accurate predictor of actual deposit rate changes realized in scenarios of smaller and/or non-parallel interest rate movements.

At March 31, 2023, our earnings simulation model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At March 31, 2023, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

	March 31, 2023*	March 31, 2022*
Instantaneous Rate Change
300 bps increase	(17.30)%	(15.70)%
200 bps increase	(11.90)%	(9.30)%
100 bps increase	(6.10)%	(3.00)%
100 bps decrease	4.40%	(7.10)%
200 bps decrease	(2.10)%	(13.20)%
300 bps decrease	(2.90)%	(16.90)%
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

At March 31, 2023, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

Management's asset liability management model governance, implementation and validation processes and controls are subject to routine and ongoing review by our model risk management and internal audit groups as well as subject to routine regulatory examinations to ensure our asset liability management processes are in compliance with the most current regulatory guidelines and industry and regulatory practices. Management utilizes a respected, sophisticated third party asset liability modeling software to help ensure implementation of management's assumptions into the model are processed as intended in a robust manner. That said, there are numerous assumptions regarding financial instrument behavior that are integrated into the model. The assumptions are formulated by combining observations gleaned from our historical studies of financial instruments and our best estimations of how these instruments may behave in the future given changes in economic conditions, technology, etc. These assumptions may prove to be inaccurate. Additionally, given the large number of assumptions built into our asset liability modeling software, it is difficult, at best, to compare our results to other firms.

Some of the more critical assumptions built into the asset liability model are our behavioral assumptions for non-maturity deposits, including beta, decay and volatility assumptions. To support these assumptions, we have developed a proprietary non-maturity deposit model that formulates these assumptions. The assumptions are based on quantitative techniques with respect to historical time series of data of these non-maturity deposit instruments. The decay and beta assumptions are backtested on a monthly basis as part of our ongoing monitoring governance of this model. Should back testing reveal differences outside of tolerances between predicted versus actual behaviors, the model is modified but only after ALCO’s approval. Additionally, the volatility assessment of deposits is also a critical assumption. We have additional quantitative techniques applied in our non-maturity deposit model to each individual account monthly that determines the anticipated volatility of each deposit account. For all accounts that are deemed to exceed our volatility tolerances, these accounts are classified as non-stable, we assign a duration of 0% to them. This effectively disallows us from leveraging these as sources of funding for incremental fixed rate asset investment. While the likelihood of all of these deposits repricing simultaneously is extremely remote, this approach forces our EVE sensitivities to skew more liability sensitive. This reduces the likelihood that we would make excessive investments in assets whose value deteriorates beyond our tolerances as interest rates increase.

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods. At present, ALCO has determined that its "most likely" rate scenario assumes the 75 basis point increase in short-term interest rates that the Federal Reserve has implemented thus far in 2023 will be followed by potential reductions in short-term interest rates beginning in the fourth quarter of 2023. Our "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At March 31, 2023, we were in compliance with our liquidity coverage ratio.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates, and our management intends to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates, general economic conditions and competition. Additionally, debt security investments are subject to prepayment and call provisions that could accelerate their payoff prior to stated maturity. Our financial advisors attempt to price our deposit products to meet our asset/liability objectives consistent with local market conditions. Our ALCO is responsible for monitoring our ongoing liquidity needs. Our regulators also monitor our liquidity and capital resources on a periodic basis.

As noted previously, Pinnacle Bank is a member of the FHLB Cincinnati and, pursuant to a borrowing agreement with the FHLB Cincinnati, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity at the FHLB Cincinnati. At March 31, 2023, we believe we had an estimated $2.2 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $155.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than one month. There were no outstanding borrowings under these agreements at March 31, 2023, or during the three months then ended, although we test the availability of these accommodations periodically. Pinnacle Bank also had approximately $5.1 billion in available Federal Reserve discount window and the Federal Reserve's new Bank Term Funding Program (BTFP) lines of credit at March 31, 2023. The BTFP is a new facility established in response to recent liquidity concerns within the banking industry due to the recent failure of multiple high-profile financial institutions. The BTFP was designed to provide available additional funding to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.

At March 31, 2023, excluding reciprocating time and money market deposits issued through the IntraFiNetwork, we had approximately $2.8 billion in brokered deposits and $14.2 billion in uninsured deposits. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. During the first quarter of 2023, and in response to the uncertainty resulting from the macroeconomic environment and the failure of multiple high-profile financial institutions, we intentionally increased our levels of on-balance sheet liquidity. This increase was funded by a combination of increased core deposits, increased borrowings from the FHLB Cincinnati and increases in brokered time deposits. We intend to continue to prepay and/or let mature wholesale funding as core deposit levels allow.

During the first quarter of 2023, numerous regional banks encountered liquidity stresses and the failure of multiple high-profile financial institutions created stress in the banking sector. These institutions appeared to face stress particularly surrounding uninsured and uncollateralized deposits. Our percentage of deposits that were both uninsured and uncollateralized as of March 31, 2023, was approximately 33%. Based on a peer analysis, utilizing public data as of December 31, 2022, we believe this percentage would place Pinnacle Bank's level of uninsured or uncollateralized deposits below peer average and peer median. We attribute this lower level of uninsured and uncollateralized deposits to having a deposit base with less concentrated deposits than those of the institutions that failed, especially when considering our commercial banking focus. This is due primarily to our focus on banking small businesses, which allows us to accumulate larger quantities of insured commercial accounts than a bank that is focused on larger clients.

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

At March 31, 2023, we had no individually significant commitments for capital expenditures. But, we believe the number of our locations, including non-branch locations, will increase over an extended period of time across our footprint, including the markets to which we have recently expanded, and that certain of our locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. Additionally, we expect we will continue to incur costs associated with planned technology improvements to enhance the infrastructure of our firm.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds).

We have certain contractual obligations as of March 31, 2023, which by their terms have a contractual maturity and termination dates subsequent to March 31, 2023. Each of these commitments is noted throughout Item 2. Management's Discussion and Analysis. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months and that we will have adequate liquidity to meet our obligations over a longer-term as well.

Off-Balance Sheet Arrangements. At March 31, 2023, we had outstanding standby letters of credit of $344.5 million and unfunded loan commitments outstanding of $16.2 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At March 31, 2023, we had accrued reserves of $23.0 million related to expected credit losses associated with off-balance sheet commitments.

Recently Adopted Accounting Pronouncements

See "Part I - Item 1. Consolidated Financial Statements - Note. 1 Summary of Significant Accounting Policies" of this Report for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 37 through 57 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-(f)) occurred during the fiscal quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party or of which any of their property is the subject.

ITEM 1A.  RISK FACTORS

Investing in Pinnacle Financial involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in Pinnacle Financial have been outlined in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition. There has been no material change to our risk factors as previously disclosed in the above described Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended March 31, 2023.

Period	Total Number of Shares Repurchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	47,384	$73.87	—	125,000,000
February 1, 2023 to February 28, 2023	40,738	74.93	—	125,000,000
March 1, 2023 to March 31, 2023	2,337	72.62	—	125,000,000
Total	90,459	$74.30	—	125,000,000
______________________
(1)During the quarter ended March 31, 2023, 285,392 shares of restricted stock, restricted stock units or performance stock units previously awarded to certain of the participants in our equity incentive plans vested. We withheld 90,459 shares of common stock to satisfy tax withholding requirements associated with the vesting of these awards.

(2)On January 18, 2022, the board of directors authorized a share repurchase program for up to $125.0 million of Pinnacle Financial's outstanding common stock. The share repurchase program expired on March 31, 2023. On January 17, 2023, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the share repurchase program that expired on March 31, 2023. The new authorization is to remain in effect through March 31, 2024. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase program does not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. Pinnacle Financial did not repurchase any shares under its share repurchase program during the three months ended March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

10.1	Form of 2023 Restricted Share Unit Award Agreement incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 23, 2023.
10.2	Form of Named Executive Officers 2023 Performance Unit Award Agreement incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 23, 2023.
10.3	Pinnacle Financial Partners, Inc. 2023 Annual Cash Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2023.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

May 5, 2023	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

May 5, 2023	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer