Form 10-Q
period 2023-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2023-08-04
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 31, 2023 there were 76,758,654 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2023

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

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	June 30, 2023	December 31, 2022
ASSETS
Cash and noninterest-bearing due from banks	$447,216	$268,649
Restricted cash	22,567	31,447
Interest-bearing due from banks	3,363,348	877,286
Federal funds sold and other	—	—
Cash and cash equivalents	3,833,131	1,177,382
Securities purchased with agreement to resell	507,235	513,276
Securities available-for-sale, at fair value	3,591,280	3,558,870
Securities held-to-maturity (fair value of $2.7 billion and $2.7 billion, net of allowance for credit losses of $1.7 million and $1.6 million at June 30, 2023 and Dec. 31, 2022, respectively)	3,032,177	3,079,050
Consumer loans held-for-sale	85,981	42,237
Commercial loans held-for-sale	22,713	21,093
Loans	31,153,290	29,041,605
Less allowance for credit losses	(337,459)	(300,665)
Loans, net	30,815,831	28,740,940
Premises and equipment, net	244,853	327,885
Equity method investment	461,596	443,185
Accrued interest receivable	164,854	161,182
Goodwill	1,846,973	1,846,973
Core deposits and other intangible assets	30,981	34,555
Other real estate owned	2,555	7,952
Other assets	2,235,822	2,015,441
Total assets	$46,875,982	$41,970,021
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$8,436,799	$9,812,744
Interest-bearing	10,433,361	7,884,605
Savings and money market accounts	13,645,849	13,774,534
Time	5,206,652	3,489,355
Total deposits	37,722,661	34,961,238
Securities sold under agreements to repurchase	163,774	194,910
Federal Home Loan Bank advances	2,200,917	464,436
Subordinated debt and other borrowings	424,497	424,055
Accrued interest payable	53,854	19,478
Other liabilities	466,520	386,512
Total liabilities	41,032,223	36,450,629
Shareholders' equity:
Preferred stock, no par value, 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at June 30, 2023 and Dec. 31, 2022, respectively	217,126	217,126
Common stock, par value $1.00; 180.0 million shares authorized; 76.7 million and 76.5 million shares issued and outstanding at June 30, 2023 and Dec. 31, 2022, respectively	76,740	76,454
Additional paid-in capital	3,087,967	3,074,867
Retained earnings	2,634,315	2,341,706
Accumulated other comprehensive loss, net of taxes	(172,389)	(190,761)
Total shareholders' equity	5,843,759	5,519,392
Total liabilities and shareholders' equity	$46,875,982	$41,970,021
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(dollars in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$478,896	$252,182	$910,798	$479,229
Securities:
Taxable	31,967	12,725	61,325	23,773
Tax-exempt	24,603	19,898	48,405	37,344
Federal funds sold and other	39,773	7,571	60,750	10,647
Total interest income	575,239	292,376	1,081,278	550,993

Interest expense:
Deposits	228,668	18,181	405,257	28,431
Securities sold under agreements to repurchase	783	82	1,378	138
Federal Home Loan Bank advances and other borrowings	30,395	9,539	47,019	18,375
Total interest expense	259,846	27,802	453,654	46,944
Net interest income	315,393	264,574	627,624	504,049
Provision for credit losses	31,689	12,907	50,456	15,627
Net interest income after provision for credit losses	283,704	251,667	577,168	488,422

Noninterest income:
Service charges on deposit accounts	12,180	11,616	23,898	22,646
Investment services	14,174	13,205	25,769	23,896
Insurance sales commissions	3,252	2,554	7,716	6,590
Gain on mortgage loans sold, net	1,567	2,150	3,620	6,216
Investment losses on sales, net	(9,961)	—	(9,961)	(61)
Trust fees	6,627	6,065	13,056	12,038
Income from equity method investment	26,924	49,465	46,003	83,120
Gain on sale of fixed assets	85,724	65	85,859	198
Other noninterest income	33,352	40,382	67,408	74,355
Total noninterest income	173,839	125,502	263,368	228,998

Noninterest expense:
Salaries and employee benefits	132,443	126,611	268,151	248,463
Equipment and occupancy	33,706	26,921	64,059	52,457
Other real estate expense, net	58	86	157	191
Marketing and other business development	5,664	4,759	11,606	8,536
Postage and supplies	2,863	2,320	5,682	4,691
Amortization of intangibles	1,780	2,051	3,574	3,922
Other noninterest expense	35,127	33,290	70,139	60,439
Total noninterest expense	211,641	196,038	423,368	378,699
Income before income taxes	245,902	181,131	417,168	338,721
Income tax expense	48,603	36,004	82,598	64,484
Net income	197,299	145,127	334,570	274,237
Preferred stock dividends	(3,798)	(3,798)	(7,596)	(7,596)
Net income available to common shareholders	$193,501	$141,329	$326,974	$266,641

Per share information:
Basic net income per common share	$2.55	$1.87	$4.30	$3.52
Diluted net income per common share	$2.54	$1.86	$4.30	$3.51
Weighted average common shares outstanding:
Basic	76,030,081	75,751,296	75,975,982	75,703,407
Diluted	76,090,321	75,940,500	76,061,883	75,934,025

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$197,299	$145,127	$334,570	$274,237
Other comprehensive gain (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	(6,040)	(96,191)	31,406	(231,086)
Change in fair value of cash flow hedges, net of tax	(23,339)	—	(11,361)	—
Accretion of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	(1,452)	(1,595)	(4,402)	(2,575)
Net gain on cash flow hedges reclassified from other comprehensive income into net income, net of tax	(2,268)	(2,511)	(4,744)	(5,020)
Net loss on sale of investment securities reclassified from other comprehensive income into net income, net of tax	7,473	—	7,473	45
Total other comprehensive gain (loss), net of tax	(25,626)	(100,297)	18,372	(238,636)
Total comprehensive income	$171,673	$44,830	$352,942	$35,601

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(dollars and shares in thousands)	Preferred Stock Amount	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts
Balance at December 31, 2021	$217,126	76,143	$76,143	$3,045,802	$1,864,350	$107,186	$5,310,607
Exercise of employee common stock options & related tax benefits	—	6	6	124	—	—	130
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(16,976)	—	(16,976)
Issuance of restricted common shares, net of forfeitures	—	158	158	(158)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(35)	(35)	(3,736)	—	—	(3,771)
Issuance of common stock pursuant to restricted stock unit (RSU) and performance stock unit (PSU) agreements, net of shares withheld for taxes & related tax benefits	—	105	105	(5,566)	—	—	(5,461)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	9,448	—	—	9,448
Net income	—	—	—	—	129,110	—	129,110
Other comprehensive loss	—	—	—	—	—	(138,339)	(138,339)
Balance at March 31, 2022	$217,126	76,377	$76,377	$3,045,914	$1,972,686	$(31,153)	$5,280,950
Exercise of employee common stock options & related tax benefits	—	8	8	185	—	—	193
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,065)	—	(17,065)
Issuance of restricted common shares, net of forfeitures	—	8	8	(8)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(8)	(8)	(623)	—	—	(631)
Issuance of common stock pursuant to restricted stock unit (RSU) and performance stock unit (PSU) agreements, net of shares withheld for taxes & related tax benefits	—	—	—	—	—	—	—
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	10,760	—	—	10,760
Net income	—	—	—	—	145,127	—	145,127
Other comprehensive loss	—	—	—	—	—	(100,297)	(100,297)
Balance at June 30, 2022	$217,126	76,385	$76,385	$3,056,228	$2,096,950	$(131,450)	$5,315,239

	Preferred Stock Amount	Common Stock				Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts	Additional Paid-in Capital	Retained Earnings
Balance at December 31, 2022	$217,126	76,454	$76,454	$3,074,867	$2,341,706	$(190,761)	$5,519,392
Exercise of employee common stock options & related tax benefits	—	40	40	920	—	—	960
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,173)	—	(17,173)
Issuance of restricted common shares, net of forfeitures	—	193	193	(193)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(41)	(41)	(3,035)	—	—	(3,076)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes & related tax benefits	—	93	93	(3,738)	—	—	(3,645)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	10,199	—	—	10,199
Net income	—	—	—	—	137,271	—	137,271
Other comprehensive income	—	—	—	—	—	43,998	43,998
Balance at March 31, 2023	$217,126	76,739	$76,739	$3,079,020	$2,458,006	$(146,763)	$5,684,128
Exercise of employee common stock options & related tax benefits	—	—	—	11	—	—	11
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,192)	—	(17,192)
Issuance of restricted common shares, net of forfeitures	—	7	7	(7)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(6)	(6)	(310)	—	—	(316)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes & related tax benefits	—	—	—	—	—	—	—
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	9,253	—	—	9,253
Net income	—	—	—	—	197,299	—	197,299
Other comprehensive loss	—	—	—	—	—	(25,626)	(25,626)
Balance at June 30, 2023	$217,126	76,740	$76,740	$3,087,967	$2,634,315	$(172,389)	$5,843,759

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollars in thousands)	Six months ended June 30,
	2023	2022
Operating activities:
Net income	$334,570	$274,237
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	29,913	34,643
Depreciation, amortization and accretion	40,284	29,328
Provision for credit losses	50,456	15,627
Gain on mortgage loans sold, net	(3,620)	(6,216)
Investment losses on sales, net	9,961	61
Gain on other equity investments, net	(3,674)	(8,379)
Stock-based compensation expense	19,452	20,208
Deferred tax expense	2,496	2,807
Losses (gains) on dispositions of other real estate and other investments	82	(20)
Gain on sale of fixed assets	(85,859)	(198)
Gain on remeasurement of previously held noncontrolling interest	—	(5,500)
Income from equity method investment	(46,003)	(83,120)
Dividends received from equity method investment	27,592	40,762
Excess tax benefit from stock compensation	(257)	(2,921)
Gain on commercial loans sold, net	(206)	(1,679)
Commercial loans held for sale originated	(223,275)	(274,755)
Commercial loans held for sale sold	221,860	268,218
Consumer loans held for sale originated	(763,489)	(844,206)
Consumer loans held for sale sold	723,366	828,761
Decrease (increase) in other assets	(69,360)	10,722
Decrease in other liabilities	(14,974)	(98,201)
Net cash provided by operating activities	249,315	200,179
Investing activities:
Activities in securities available-for-sale:
Purchases	(260,201)	(597,249)
Sales	173,477	2,866
Maturities, prepayments and calls	77,729	240,767
Activities in securities held-to-maturity:
Purchases	—	(578,716)
Maturities, prepayments and calls	32,338	34,324
Net decrease (increase) in securities purchased under agreements to resell	6,041	(328,876)
Increase in loans, net	(2,251,711)	(2,899,140)
Proceeds from sale of loans	117,216	—
Purchases of software, premises and equipment	(46,550)	(23,065)
Proceeds from sales of software, premises and equipment	198,228	292
Proceeds from sale of other real estate	5,749	320
Purchase of bank owned life insurance policies	—	(75,000)
Proceeds from bank owned life insurance settlements	—	1,002
Purchase of FHLB stock, net	(48,599)	(15,853)
Acquisition, net of cash acquired	—	(30,415)
Increase in other investments, net	(29,412)	(62,669)
Net cash used in investing activities	(2,025,695)	(4,331,412)
Financing activities:
Net increase in deposits	2,761,440	1,295,442
Net increase (decrease) in securities sold under agreements to repurchase	(31,136)	47,026
Federal Home Loan Bank: Advances	3,425,000	400,000
Federal Home Loan Bank: Repayments/maturities	(1,675,000)	—
Repayments of other borrowings	—	(29,547)
Principal payments of finance lease obligation	(148)	(137)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes	(3,645)	(5,461)
Exercise of common stock options, net of shares surrendered for taxes	(2,421)	(4,079)
Common stock dividends paid	(34,365)	(34,041)
Preferred stock dividends paid	(7,596)	(7,596)
Net cash provided by financing activities	4,432,129	1,661,607
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,655,749	(2,469,626)
Cash, cash equivalents, and restricted cash, beginning of period	1,177,382	4,101,539
Cash, cash equivalents, and restricted cash, end of period	$3,833,131	$1,631,913
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a financial holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue) and BNC Bancorp (BNC) on July 31, 2015, September 1, 2015, July 1, 2016 and June 16, 2017, respectively. Pinnacle Bank completed its acquisition of Advocate Capital, Inc. (Advocate Capital) on July 2, 2019. Pinnacle Bank also holds a 49% interest in Bankers Healthcare Group, LLC (BHG), a company that primarily serves as a full-service commercial loan provider to healthcare and other professional practices but also makes consumer loans for various purposes. The investment in BHG previously held by Pinnacle Financial was contributed to Pinnacle Bank effective September 30, 2022. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance, and comprehensive wealth management services, in its 17 primarily urban markets and their surrounding communities.

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

Allowance for Credit Losses - Loans — Pinnacle Financial adopted FASB ASC 326 effective January 1, 2020, which requires the estimation of an allowance for credit losses in accordance with the Current Expected Credit Losses (CECL) methodology. Pinnacle Financial's management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off. During the second quarter of 2023, Pinnacle Financial implemented updated CECL models in an effort to ensure that risk in its portfolio at an individual loan level continues to be adequately captured given the uncertain state of the economy. The implementation of the new model had no material effect on the overall allowance for credit losses in the quarter.

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
•Commercial and industrial loans - Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows. Loans granted under the Paycheck Protection Program (PPP), which are fully guaranteed by the SBA, are included in this category.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification. Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

For commercial real estate, consumer real estate, construction and land development, and commercial and industrial loans, Pinnacle Financial primarily utilizes a PD and loss given default (LGD) modeling approach. These models utilize historical correlations between default experience, loan level attributes and certain macroeconomic factors as determined through a statistical regression analysis. All loan segments modeled using this approach incorporate two or more macroeconomic drivers. Macroeconomic factors used in the model include the unadjusted and seasonally adjusted unemployment rate, gross domestic product, commercial property price index, consumer credit, commercial real estate price index, household debt ratio, household financial obligations ratio, and certain home price indices. Projections of these macroeconomic factors, obtained from an independent third party, are utilized to predict quarterly rates of default based on the statistical PD models. Adjustments are made to predicted default rates as considered necessary for each loan segment based on other quantitative and qualitative information not utilized as a direct input into the statistical models. The predicted quarterly default rates are then applied to the estimated future exposure at default (EAD), as determined based on contractual amortization terms and estimated prepayments. An estimated LGD, determined based on historical loss experience, is applied to the quarterly defaulted balances for each loan segment to estimate future losses of the loan's amortized cost.

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. At June 30, 2023, a reasonable and supportable period of eighteen months was utilized for all loan segments, followed by a twelve month straight line reversion to long term averages.

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

The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios. These adjustments are based upon quarterly trend assessments in portfolio concentrations, policy exceptions, associate retention, independent loan review results, competition and peer group credit quality trends. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors. Additional qualitative considerations are made for any identified risk which did not exist within our portfolio historically and therefore may not be adequately addressed through evaluation of such risk factor based on historical portfolio trends as previously discussed.

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

Other than the changes noted above under the section titled "Allowance for Credit Losses - Loans", there have been no significant changes to Pinnacle Financial's significant accounting policies as disclosed in the 2022 10-K.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for the six months ended June 30, 2023 and 2022 was as follows (in thousands):

	For the six months ended June 30,
	2023	2022
Cash Transactions:
Interest paid	$418,668	$45,298
Income taxes paid, net	19,485	70,182
Operating lease payments	10,858	7,669
Noncash Transactions:
Loans charged-off to the allowance for credit losses	32,907	15,685
Loans foreclosed upon and transferred to other real estate owned	435	—
Loans foreclosed upon and transferred to other assets	561	—
Available-for-sale securities transferred to held-to-maturity portfolio	—	1,059,737
Right-of-use asset recognized during the period in exchange for lease obligations	133,264	7,276

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

The following is a summary of the basic and diluted net income per common share calculations for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic net income per common share calculation:
Numerator - Net income available to common shareholders	$193,501	$141,329	$326,974	$266,641

Denominator - Weighted average common shares outstanding	76,030	75,751	75,976	75,703
Basic net income per common share	$2.55	$1.87	$4.30	$3.52
Diluted net income per common share calculation:
Numerator - Net income available to common shareholders	$193,501	$141,329	$326,974	$266,641

Denominator - Weighted average common shares outstanding	76,030	75,751	75,976	75,703
Dilutive common shares contingently issuable	60	189	86	231
Weighted average diluted common shares outstanding	76,090	75,941	76,062	75,934
Diluted net income per common share	$2.54	$1.86	$4.30	$3.51

Recently Adopted Accounting Pronouncements — In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was initially effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. Pinnacle Financial implemented a transition plan to identify and convert its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. Pinnacle Financial has moved the majority of its LIBOR-based loans to its preferred replacement index, a Secured Overnight Financing Rate ("SOFR") based index as of June 30, 2023. For Pinnacle Financial's currently outstanding LIBOR-based loans, the timing and manner in which each customer's interest rate transitions to a replacement index will vary on a case-by-case basis and should occur at the next repricing date for these loans.

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

Reclassifications — Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholder's equity.

Subsequent Events — ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after June 30, 2023 through the date of the issued financial statements with no subsequent events being noted as of the date of this filing.

Note 2. Equity method investment

A summary of BHG's financial position as of June 30, 2023 and December 31, 2022 and results of operations as of and for the three and six months ended June 30, 2023 and 2022, were as follows (in thousands):

	As of
	June 30, 2023	December 31, 2022
Assets	$4,430,323	$4,375,643

Liabilities	3,831,699	3,821,725
Equity interests	598,624	553,918
Total liabilities and equity	$4,430,323	$4,375,643

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues	$311,333	$297,947	$613,284	$536,559
Net income	$57,395	$107,207	$104,038	$177,033

At June 30, 2023, technology, trade name and customer relationship intangibles associated with Pinnacle Bank's investment in BHG, net of related amortization, totaled $6.1 million compared to $6.3 million as of December 31, 2022. Amortization expense of $87,000 and $174,000, respectively, was included for the three and six months ended June 30, 2023 compared to $128,000 and $256,000, respectively, for the same periods in the prior year. Accretion income of $45,000 and $140,000, respectively, was included in the three and six months ended June 30, 2023 compared to $188,000 and $431,000, respectively, for the same periods in the prior year.

During the three and six months ended June 30, 2023, Pinnacle Bank received dividends of $3.6 million and $27.6 million, respectively, from BHG compared to $28.5 million and $40.8 million, respectively, received by Pinnacle Financial and Pinnacle Bank in the aggregate during the three and six months ended June 30, 2022. The investment in BHG previously held by Pinnacle Financial was contributed to Pinnacle Bank effective September 30, 2022. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. During the three and six months ended June 30, 2023, Pinnacle Bank purchased no loans from BHG compared to loan purchases of $76.0 million from BHG during the three and six months ended June 30, 2022. At June 30, 2023 and December 31, 2022, there were $305.2 million and $350.6 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. These loans were purchased from BHG by Pinnacle Bank at par whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.50% and 6.00% per annum.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023:
Securities available-for-sale:
U.S. Treasury securities	$209,688	$1	$1,076	$208,613
U.S. Government agency securities	307,438	—	25,384	282,054
Mortgage-backed securities	1,087,782	191	138,599	949,374
State and municipal securities	1,580,228	25,238	58,826	1,546,640
Asset-backed securities	177,629	—	15,768	161,861
Corporate notes and other	491,244	33	48,539	442,738
	$3,854,009	$25,463	$288,192	$3,591,280
Securities held-to-maturity:
U.S. Treasury securities	$90,526	$—	$5,964	$84,562
U.S. Government agency securities	364,513	—	26,900	337,613
Mortgage-backed securities	390,269	562	39,390	351,441
State and municipal securities	1,902,318	3,712	191,339	1,714,691
Asset-backed securities	198,805	—	18,553	180,252
Corporate notes and other	87,454	—	9,958	77,496
	$3,033,885	$4,274	$292,104	$2,746,055
Allowance for credit losses - securities held-to-maturity	(1,708)
Securities held-to-maturity, net of allowance for credit losses	$3,032,177

December 31, 2022:
Securities available-for-sale:
U.S. Treasury securities	$196,151	$—	$1,967	$194,184
U.S. Government agency securities	432,475	—	36,318	396,157
Mortgage-backed securities	1,114,948	211	143,583	971,576
State and municipal securities	1,478,310	12,553	78,557	1,412,306
Asset-backed securities	134,386	—	16,983	117,403
Corporate notes and other	515,221	41	48,018	467,244
	$3,871,491	$12,805	325,426	$3,558,870
Securities held-to-maturity:
U.S Treasury securities	$92,738	$—	$6,472	$86,266
U.S. Government agency securities	374,255	—	27,860	346,395
Mortgage-backed securities	413,119	52	41,593	371,578
State and municipal securities	1,927,778	2,216	233,564	1,696,430
Asset-backed securities	184,241	—	18,573	165,668
Corporate notes	88,527	—	9,918	78,609
	$3,080,658	$2,268	$337,980	$2,744,946
Allowance for credit losses - securities held-to-maturity	(1,608)
Securities held-to-maturity, net of allowance for credit losses	$3,079,050

During the quarters ended March 31, 2022, March 31, 2020 and September 30, 2018, Pinnacle Financial transferred, at fair value, $1.1 billion, $873.6 million and $179.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax losses of $1.5 million, net unrealized after tax gains of $69.0 million and net unrealized after tax losses of $2.2 million, respectively, remained in accumulated other comprehensive income (loss) and are being amortized over the remaining life of the transferred securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. At June 30, 2023, approximately $1.9 billion of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At June 30, 2023, repurchase agreements comprised of secured borrowings totaled $163.8 million and were secured by $163.8 million of pledged U.S. government agency securities, mortgage-backed securities, municipal securities, asset-

backed securities and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to the customers with whom it has entered into the repurchase agreements for the customers to remain adequately secured.

The amortized cost and fair value of debt securities as of June 30, 2023 by contractual maturity is shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
June 30, 2023:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$11,051	$12,204	$—	$—
Due in one year to five years	122,244	131,874	417,617	387,461
Due in five years to ten years	674,899	609,675	133,168	120,335
Due after ten years	1,780,404	1,726,292	1,894,026	1,706,566
Mortgage-backed securities	1,087,782	949,374	390,269	351,441
Asset-backed securities	177,629	161,861	198,805	180,252
	$3,854,009	$3,591,280	$3,033,885	$2,746,055

At June 30, 2023 and December 31, 2022, the following available-for-sale securities had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2023
U.S. Treasury securities	$26,629	$131	$175,219	$945	$201,848	$1,076
U.S. Government agency securities	26,524	225	255,530	25,159	282,054	25,384
Mortgage-backed securities	73,079	2,031	849,254	136,568	922,333	138,599
State and municipal securities	422,950	5,014	301,326	53,812	724,276	58,826
Asset-backed securities	44,924	1,013	116,573	14,755	161,497	15,768
Corporate notes	58,103	1,444	375,083	47,095	433,186	48,539
Total temporarily-impaired securities	$652,209	$9,858	$2,072,985	$278,334	$2,725,194	$288,192

At December 31, 2022
U.S. Treasury securities	$192,188	$1,963	$1,997	$4	$194,185	$1,967
U.S. Government agency securities	46,062	2,224	350,094	34,094	396,156	36,318
Mortgage-backed securities	390,014	34,106	570,601	109,477	960,615	143,583
State and municipal securities	568,691	18,863	304,451	59,694	873,142	78,557
Asset-backed securities	513	5	116,442	16,978	116,955	16,983
Corporate notes	259,453	20,260	207,326	27,758	466,779	48,018
Total temporarily-impaired securities	$1,456,921	$77,421	$1,550,911	$248,005	$3,007,832	$325,426

The applicable dates for determining when available-for-sale securities were in an unrealized loss position were June 30, 2023 and December 31, 2022. As such, it is possible that an available-for-sale security had a market value less than its amortized cost on other days during the twelve-month periods ended June 30, 2023 and December 31, 2022, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at June 30, 2023, Pinnacle Financial had approximately $288.2 million in unrealized losses on approximately $2.7 billion of available-for-sale securities. For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial currently does not intend to sell those available-for-sale securities that have an unrealized loss at June 30, 2023, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value of available-for-sale securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with available-for-sale securities at June 30, 2023 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at June 30, 2023. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type. Pinnacle Financial has a zero loss expectation for U.S. treasury securities in addition to U.S. Government agency securities and mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. Credit losses on held-to-maturity state and municipal securities and corporate notes and other securities are estimated using third-party probability of default and loss given default models driven primarily by macroeconomic factors over a reasonable and supportable period of eighteen months with a twelve month reversion to average loss factors. At June 30, 2023 and December 31, 2022, the estimated allowance for credit losses on these held-to-maturity securities was $1.7 million and $1.6 million, respectively, with the change driven largely by changes in macroeconomic forecasts.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At June 30, 2023, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. During the six months ended June 30, 2023, $173.5 million of available-for-sale securities were sold resulting in gross realized gains of $13,000 and gross realized losses of $10.0 million. During the six months ended June 30, 2022, $2.9 million of available-for-sale securities were sold resulting in gross realized losses of $61,000.

Pinnacle Financial has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of available-for-sale securities. See Note 9. Derivative Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

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

Loans at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Commercial real estate:
Owner occupied	$3,845,359	$3,587,257
Non-owner occupied	7,170,888	6,542,619
Consumer real estate – mortgage	4,692,673	4,435,046
Construction and land development	3,904,774	3,679,498
Commercial and industrial	10,983,911	10,241,362
Consumer and other	555,685	555,823
Subtotal	$31,153,290	$29,041,605
Allowance for credit losses	(337,459)	(300,665)
Loans, net	$30,815,831	$28,740,940

Commercial loans receive risk ratings assigned by a financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes that are less than those of the other defined risk categories further described below. Pinnacle Financial believes its categories follow those used by Pinnacle Bank's primary regulators. At June 30, 2023, approximately 79% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

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

The table below presents loan balances classified within each risk rating category and the current period gross charge-offs by primary loan type and year of origination or most recent renewal as of June 30, 2023 (in thousands):

June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate - Owner occupied
Pass	$402,185	$1,125,970	$861,428	$526,924	$308,674	$455,582	$49,619	$3,730,382
Special Mention	18,703	40,446	9,068	6,648	5,778	1,416	11,554	93,613
Substandard (1)	—	7,671	—	3,893	571	1,912	4,603	18,650
Substandard-nonaccrual	985	664	—	57	—	1,008	—	2,714
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - Owner occupied	$421,873	$1,174,751	$870,496	$537,522	$315,023	$459,918	$65,776	$3,845,359
Current period gross charge-offs	$—	—	—	—	—	—	—	$—

Commercial real estate - Non-owner occupied
Pass	$743,596	$2,465,042	$1,698,983	$946,895	$638,108	$519,105	$98,820	$7,110,549
Special Mention	13,808	9,232	—	11,919	4,231	5,488	—	44,678
Substandard (1)	—	—	—	—	14,833	568	—	15,401
Substandard-nonaccrual	—	—	171	—	89	—	—	260
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - Non-owner occupied	$757,404	$2,474,274	$1,699,154	$958,814	$657,261	$525,161	$98,820	$7,170,888
Current period gross charge-offs	$—	—	—	—	—	—	—	$—

Consumer real estate – mortgage
Pass	$377,450	$1,013,187	$1,087,824	$472,753	$218,984	$348,401	$1,155,154	$4,673,753
Special Mention	—	—	—	—	—	155	1	156
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	1,389	2,478	4,013	6,373	4,137	374	18,764
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$377,450	$1,014,576	$1,090,302	$476,766	$225,357	$352,693	$1,155,529	$4,692,673
Current period gross charge-offs	$—	—	(80)	(4)	(15)	(331)	—	$(430)

Construction and land development
Pass	$581,303	$1,970,318	$1,198,752	$76,966	$10,885	$9,446	$45,295	$3,892,965
Special Mention	2,451	2,035	2,765	4,343	—	—	—	11,594
Substandard (1)	—	—	—	—	—	85	—	85
Substandard-nonaccrual	—	—	130	—	—	—	—	130
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$583,754	$1,972,353	$1,201,647	$81,309	$10,885	$9,531	$45,295	$3,904,774
Current period gross charge-offs	$—	—	—	—	—	—	—	$—

Commercial and industrial
Pass	$2,506,187	$2,529,197	$1,288,513	$378,730	$270,898	$188,722	$3,588,606	$10,750,853
Special Mention	18,999	24,721	38,034	3,764	217	990	56,829	143,554
Substandard (1)	16,929	157	228	5,038	2,144	9,169	33,464	67,129
Substandard-nonaccrual	1,116	11,379	1,359	57	143	493	7,828	22,375
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$2,543,231	$2,565,454	$1,328,134	$387,589	$273,402	$199,374	$3,686,727	$10,983,911
Current period gross charge-offs	$(70)	(9,137)	(7,284)	(594)	(20)	(154)	(7,569)	$(24,828)

Consumer and other
Pass	$131,012	$38,336	$85,801	$45,484	$1,149	$942	$252,915	$555,639
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	—	31	—	—	5	10	46
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$131,012	$38,336	$85,832	$45,484	$1,149	$947	$252,925	$555,685
Current period gross charge-offs	$—	(341)	(3,587)	(1,380)	(76)	(46)	(2,219)	$(7,649)

June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

Total loans
Pass	$4,741,733	$9,142,050	$6,221,301	$2,447,752	$1,448,698	$1,522,198	$5,190,409	$30,714,141
Special Mention	53,961	76,434	49,867	26,674	10,226	8,049	68,384	293,595
Substandard (1)	16,929	7,828	228	8,931	17,548	11,734	38,067	101,265
Substandard-nonaccrual	2,101	13,432	4,169	4,127	6,605	5,643	8,212	44,289
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$4,814,724	$9,239,744	$6,275,565	$2,487,484	$1,483,077	$1,547,624	$5,305,072	$31,153,290
Current period gross charge-offs	$(70)	(9,478)	(10,951)	(1,978)	(111)	(531)	(9,788)	$(32,907)
(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding loan modifications made to borrowers experiencing financial difficulty. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $98.9 million at June 30, 2023, compared to $53.8 million at December 31, 2022.

The table below presents the aging of past due balances by loan segment at June 30, 2023 and December 31, 2022 (in thousands):

June 30, 2023	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans
Commercial real estate:
Owner occupied	$2,013	$816	$2,016	$4,845	$3,840,514	$3,845,359
Non-owner occupied	—	206	—	206	7,170,682	7,170,888
Consumer real estate – mortgage	3,423	13,420	6,670	23,513	4,669,160	4,692,673
Construction and land development	674	3	130	807	3,903,967	3,904,774
Commercial and industrial	12,845	6,565	18,858	38,268	10,945,643	10,983,911
Consumer and other	3,604	1,834	937	6,375	549,310	555,685
Total	$22,559	$22,844	$28,611	$74,014	$31,079,276	$31,153,290

December 31, 2022
Commercial real estate:
Owner occupied	$2,112	$615	$1,139	$3,866	$3,583,391	$3,587,257
Non-owner occupied	359	48	1,681	2,088	6,540,531	6,542,619
Consumer real estate – mortgage	13,635	83	9,094	22,812	4,412,234	4,435,046
Construction and land development	221	102	130	453	3,679,045	3,679,498
Commercial and industrial	15,457	13,713	9,428	38,598	10,202,764	10,241,362
Consumer and other	4,056	1,688	746	6,490	549,333	555,823
Total	$35,840	$16,249	$22,218	$74,307	$28,967,298	$29,041,605

The following table details the changes in the allowance for credit losses for the three and six months ended June 30, 2023 and 2022, respectively, by loan classification (in thousands):

	Commercial real estate - Owner occupied	Commercial real estate - Non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Three months ended June 30, 2023:
Balance at March 31, 2023	$23,598	$41,914	$39,160	$37,599	$153,629	$17,941	$313,841
Charged-off loans	—	—	(300)	—	(14,179)	(4,406)	(18,885)
Recovery of previously charged-off loans	6	1,159	944	30	4,417	2,557	9,113
Provision for credit losses on loans	2,893	12,035	19,570	1,226	4,551	(6,885)	33,390
Balance at June 30, 2023	$26,497	$55,108	$59,374	$38,855	$148,418	$9,207	$337,459

Three months ended June 30, 2022:
Balance at March 31, 2022	$19,505	$56,078	$32,320	$29,823	$112,412	$11,480	$261,618
Charged-off loans	(879)	(185)	(92)	(150)	(5,275)	(2,592)	(9,173)
Recovery of previously charged-off loans	207	184	578	75	5,600	1,652	8,296
Provision for credit losses on loans	776	(3,530)	1,077	(1,067)	13,035	1,451	11,742
Balance at June 30, 2022	$19,609	$52,547	$33,883	$28,681	$125,772	$11,991	$272,483

Six months ended June 30, 2023:
Balance at December 31, 2022	$26,617	$40,479	$36,536	$36,114	$144,353	$16,566	$300,665
Charged-off loans	—	—	(430)	—	(24,828)	(7,649)	(32,907)
Recovery of previously charged-off loans	14	1,189	1,615	251	8,128	4,648	15,845
Provision for credit losses on loans	(134)	13,440	21,653	2,490	20,765	(4,358)	53,856
Balance at June 30, 2023	$26,497	$55,108	$59,374	$38,855	$148,418	$9,207	$337,459
Six months ended June 30, 2022:
Balance at December 31, 2021	$19,618	$58,504	$32,104	$29,429	$112,340	$11,238	$263,233
Charged-off loans	(965)	(185)	(254)	(150)	(9,655)	(4,476)	(15,685)
Recovery of previously charged-off loans	334	247	872	149	7,524	2,724	11,850
Provision for credit losses on loans	622	(6,019)	1,161	(747)	15,563	2,505	13,085
Balance at June 30, 2022	$19,609	$52,547	$33,883	$28,681	$125,772	$11,991	$272,483

The adequacy of the allowance for credit losses is reviewed by Pinnacle Financial's management on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. During the second quarter of 2023, Pinnacle Financial implemented updated CECL models in an effort to ensure that risk in its portfolio continues to be adequately captured given the uncertain state of the economy.

CECL methodology requires the allowance for credit losses to be measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For commercial real estate, consumer real estate, construction and land development, and commercial and industrial loans, Pinnacle Financial primarily utilizes a probability of default and loss given default modeling approach. These models utilize historical correlations between default and loss experience, loan level attributes, and certain macroeconomic factors as determined through a statistical regression analysis. Segments using this approach incorporate various economic drivers.

Under the current model, commercial and industrial loans consider GDP, the consumer credit index and the national unemployment rate, commercial construction loans and commercial real estate loans including nonowner occupied and owner occupied commercial real estate loans consider the national unemployment rate, and the commercial property and commercial real estate price indices, construction and land development loans consider the commercial property, consumer credit and home price indices dependent upon their use as residential versus commercial, consumer real estate loans consider the home price index and household debt ratio and other consumer loans consider the national unemployment rate and the household financial obligations ratio.

Under the previous model, all loan segments considered changes in the national unemployment rate. In addition to the national unemployment rate, GDP and the three month treasury rate were considered for owner occupied commercial real estate loans, the commercial real estate price index and the five year treasury rate were considered for construction loans, and the three month treasury rate was considered for commercial and industrial loans.

A third-party provides quarterly macroeconomic scenarios, which management evaluates to determine the best estimate of the expected losses. For the consumer and other loan segment, a non-statistical approach based on historical charge off rates is utilized. The implementation of the new model including the addition of and changes to macroeconomic factors considered had no material effect on the overall allowance for credit losses.

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. A reasonable and supportable period of eighteen months was utilized for all loan segments at June 30, 2023 as compared to twenty-four months at December 31, 2022, followed by a twelve month straight line reversion to long term averages at each measurement date.

The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. These adjustments are based upon quarterly trend assessments in portfolio concentrations, policy exceptions, associate retention, independent loan review results, competition and peer group credit quality trends. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, as of June 30, 2023 and December 31, 2022 (in thousands):

	Real Estate	Business Assets	Other	Total
June 30, 2023
Commercial real estate:
Owner occupied	$4,411	$—	$—	$4,411
Non-owner occupied	2,864	—	—	2,864
Consumer real estate – mortgage	21,617	—	—	21,617
Construction and land development	195	—	—	195
Commercial and industrial	—	18,577	8,830	27,407
Consumer and other	—	—	—	—
Total	$29,087	$18,577	$8,830	$56,494
December 31, 2022
Commercial real estate:
Owner occupied	$10,804	$—	$—	$10,804
Non-owner occupied	4,795	—	—	4,795
Consumer real estate – mortgage	22,466	—	—	22,466
Construction and land development	299	—	—	299
Commercial and industrial	—	12,327	—	12,327
Consumer and other	—	—	2	2
Total	$38,364	$12,327	$2	$50,693

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty during the six months ended June 30, 2023, disaggregated by class of loans and type of modification granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty (in thousands):

Payment Delay
	Amortized Cost Basis	% of Total Loan Type	Financial Effect
June 30, 2023
Commercial real estate:
Owner occupied	$—	$—
Non-owner occupied	—	—
Consumer real estate – mortgage	—	—
Construction and land development	—	—
Commercial and industrial	2,401	0.02%	Provided a 90 day forbearance period for payoff
Consumer and other	—	—
Total	$2,401

None of the loans included in the table above were subsequently past due in the months following modification. Additionally, none had a payment default in the six months ended June 30, 2023 and none had been modified within the previous twelve months.

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at June 30, 2023 and December 31, 2022. Also presented is the balance of loans on nonaccrual status at June 30, 2023 for which there was no related allowance for credit losses recorded (in thousands):

	June 30, 2023			December 31, 2022
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner occupied	$2,714	$—	$345	$1,882	$—	$—
Non-owner occupied	260	—	—	2,244	1,040	—
Consumer real estate – mortgage	18,764	1,299	—	17,330	—	—
Construction and land development	130	—	—	231	—	—
Commercial and industrial	22,375	—	3,980	16,345	8,003	3,663
Consumer and other	46	—	932	84	—	743
Total	$44,289	$1,299	$5,257	$38,116	$9,043	$4,406

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three and six months ended June 30, 2023 and 2022, respectively. Had these loans been on accruing status, an additional $1.2 million and $2.2 million of interest income would have been recognized for the three and six months ended June 30, 2023, respectively, compared to an additional $459,000 and $903,000 for the three and six months ended June 30, 2022, respectively. Approximately $14.9 million and $6.4 million of nonaccrual loans were performing pursuant to their contractual terms as of June 30, 2023 and December 31, 2022, respectively.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at June 30, 2023 with the comparative exposures for December 31, 2022 (in thousands):

	June 30, 2023
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2022
Lessors of nonresidential buildings	$4,628,530	$1,771,281	$6,399,811	$7,058,045
Lessors of residential buildings	1,627,054	1,455,555	3,082,609	3,725,186
New Housing For-Sale Builders	548,260	943,534	1,491,794	1,763,089
Music Publishers	673,643	511,529	1,185,172	1,127,636

Among other data, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At June 30, 2023 and December 31, 2022, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 84.5% and 85.9%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 256.7% and 249.6% as of June 30, 2023 and December 31, 2022, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. At June 30, 2023, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate monitoring of its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds.

At June 30, 2023, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $38.6 million to current directors, executive officers, and their related interests, of which $35.1 million had been drawn upon. At December 31, 2022, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $20.9 million to directors, executive officers, and their related interests, of which approximately $16.0 million had been drawn upon. All loans to directors, executive officers, and their related interests were performing in accordance with contractual terms at June 30, 2023 and December 31, 2022.

Loans Held for Sale

At June 30, 2023, Pinnacle Financial had approximately $22.7 million in commercial loans held for sale compared to $21.1 million at December 31, 2022. These include commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers. Also included are commercial loans originated for sale to BHG as part of BHG's alternative financing portfolio.

At June 30, 2023, Pinnacle Financial had approximately $28.2 million of mortgage loans held-for-sale compared to approximately $12.9 million at December 31, 2022. Total mortgage loan volumes sold during the six months ended June 30, 2023 were approximately $313.1 million compared to approximately $510.5 million for the six months ended June 30, 2022. During the three and six months ended June 30, 2023, Pinnacle Financial recognized $1.6 million and $3.6 million, respectively, in gains on the sale of these loans, net of commissions paid, compared to $2.2 million and $6.2 million, respectively, during the three and six months ended June 30, 2022.

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

Note 5.  Premises and Equipment and Lease Commitments

Premises and equipment at June 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	Range of Useful Lives			June 30, 2023	December 31, 2022
Land	Not applicable			$31,598	$71,741
Buildings	15 years	-	30 years	100,874	206,434
Leasehold improvements	15 years	-	20 years	67,065	62,209
Furniture and equipment	3 years	-	20 years	173,863	144,979
				373,400	485,363
Less: accumulated depreciation and amortization				128,547	157,478
				$244,853	$327,885

Depreciation and amortization expense was $7.5 million and $14.8 million, respectively, for the three and six months ended and June 30, 2023 compared to $6.4 million and $12.4 million, respectively, for the three and six months ended June 30, 2022.

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

During the second quarter of 2023, Pinnacle Bank consummated a sale-leaseback transaction pursuant to which it sold a combined 49 properties to two unaffiliated entities, PNB TN Portfolio Owner LLC and PNB Portfolio Owner, LLC (each, a "Purchaser" and collectively, the "Purchasers"), each of whom is an affiliate of Oak Street Real Estate Capital, for an aggregate cash purchase price of $198.2 million and concurrently agreed to separately lease each of those properties for an initial term of 14.5 years, with two five (5) year renewal options that the Bank may exercise to extend the term of any of the leases. The pre-tax, net gain recorded associated with the sale of these 49 properties was $85.7 million, after deducting transaction-related expenses. The aggregate annual lease expense associated with these properties will be approximately $17.0 million for the first twelve months of the lease term, with each lease including a 1.9% annual rent escalation during the initial term, and a 2.0% annual rent escalation during each of the two five-year renewal terms, if exercised. The proceeds of this sale-leaseback transaction are expected to be initially retained in Pinnacle Bank's cash accounts at the Federal Reserve.

Right-of-use assets and lease liabilities relating to Pinnacle Financial's operating and finance leases are as follows at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Right-of-use assets:
Operating leases	$236,689	$126,767
Finance leases	1,205	1,318
Total right-of-use assets	$237,894	$128,085
Lease liabilities:
Operating leases	$243,906	$133,108
Finance leases	2,309	2,458
Total lease liabilities	$246,215	$135,566

The total lease cost related to operating leases and short term leases is recognized on a straight-line basis over the lease term. For finance leases, right-of-use assets are amortized on a straight-line basis over the lease term and interest imputed on the lease liability is recognized using the effective interest method. The components of Pinnacle Financial's total lease cost were as follows for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$6,997	$4,086	$11,731	$8,073
Short-term lease cost	89	98	174	211
Finance lease cost:
Interest on lease liabilities	42	48	86	96
Amortization of right-of-use asset	56	56	113	112
Sublease income	(323)	(337)	(666)	(660)
Net lease cost	$6,861	$3,951	$11,438	$7,832

The weighted average remaining lease term and weighted average discount rate for operating and finance leases at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	11.87 years	10.44 years
Finance leases	5.34 years	5.84 years
Weighted average discount rate
Operating leases	4.04%	3.11%
Finance leases	7.22%	7.22%

Cash flows related to operating and finance leases during the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating cash flows related to operating leases	$6,399	$3,835	$10,858	$7,669
Operating cash flows related to finance leases	42	48	86	96
Financing cash flows related to finance leases	74	70	149	139

Future undiscounted lease payments for operating and finance leases with initial terms of more than 12 months are as follows at June 30, 2023 (in thousands):

	Operating Leases	Finance Leases
2023	$15,014	$244
2024	30,478	527
2025	28,159	527
2026	25,724	527
2027	24,540	527
Thereafter	189,769	439
Total undiscounted lease payments	313,684	2,791
Less: imputed interest	(69,778)	(482)
Net lease liabilities	$243,906	$2,309

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $9.4 million and $15.8 million at June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2023, Pinnacle Financial paid $2.1 million and $6.3 million, respectively, in taxes related to state income tax filings for tax years prior to 2023. No change was recorded to the unrecognized tax benefit related to uncertain tax positions for the three and six month periods ended June 30, 2022.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest and penalties were recorded during the three and six months ended June 30, 2023. Pinnacle Financial recognized $264,000 in interest and penalties for the three and six months ended June 30, 2022.

Pinnacle Financial's effective tax rate for the three and six months ended June 30, 2023 was 19.8%, compared to 19.9% and 19.0%, respectively, for the three and six months ended June 30, 2022. The difference between the effective tax rate and the federal and state income tax statutory rate of 25.00% and 26.14% at June 30, 2023 and 2022, respectively, is primarily due to investments in bank qualified municipal securities, tax benefits of Pinnacle Bank's real estate investment trust subsidiary, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and Pinnacle Financial's captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC premiums and non-deductible executive compensation.

Income tax expense is also impacted by the vesting of equity-based awards and the exercise of employee stock options, which as expense or benefit is recorded as a discrete item as a component of total income tax, the amount of which is dependent upon the change in the grant date fair value and the vest date fair value of the underlying award. For the three and six months ended June 30, 2023, Pinnacle Financial recognized tax expense of $20,000 and excess tax benefits of $257,000, respectively, compared to excess tax benefits of $282,000 and $2.9 million, respectively, for the three and six months ended June 30, 2022.

Note 7. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2023, these commitments amounted to $16.0 billion, of which approximately $1.8 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At June 30, 2023, these commitments amounted to $333.0 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At June 30, 2023 and December 31, 2022, Pinnacle Financial had accrued reserves of $21.5 million and $25.0 million, respectively, for the inherent risks associated with these off-balance sheet commitments. The provision for these unfunded commitments decreased $1.5 million and $3.5 million, respectively, for the three and six months ended June 30, 2023 compared to an increase of $1.0 million and $1.5 million, respectively, for the same periods in 2022.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolutions of these claims outstanding at June 30, 2023 are not expected to have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 8.  Stock Options and Restricted Shares

Pinnacle Financial's Amended and Restated 2018 Omnibus Equity Incentive Plan (the "2018 Plan") permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At June 30, 2023, there were approximately 941,000 shares available for issuance under the 2018 Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further awards remain available for issuance under the CapitalMark Option Plan. At June 30, 2023, all of the options remaining outstanding under any equity incentive plan of Pinnacle Financial were granted under the CapitalMark Option Plan.

Common Stock Options

A summary of the stock option activity within the equity incentive plans during the six months ended June 30, 2023 and information regarding, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2022	40,188	$25.00	0.33	$1,945	(1)
Granted	—
Exercised	(40,188)
Forfeited	—
Outstanding at June 30, 2023	—	$—	—	$—
Options exercisable at June 30, 2023	—	$—	—	$—
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $73.40 per common share at December 31, 2022 for the 40,188 options that were in-the-money at December 31, 2022.

Compensation costs related to stock options granted under Pinnacle Financial's equity incentive plans have been fully recognized and as of June 30, 2023, there were no further options outstanding under any of Pinnacle Financial's equity incentive plans.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the six months ended June 30, 2023 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2022	675,611	$78.53
Shares awarded	213,773
Restrictions lapsed and shares released to associates/directors	(163,044)
Shares forfeited	(13,724)
Unvested at June 30, 2023	712,616	$78.05

Pinnacle Financial has granted restricted share awards to associates and outside directors with a time-based vesting criteria. Compensation expense associated with time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the six months ended June 30, 2023. The table reflects the life-to-date activity for these awards:

Grant year	Group (1)	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (4)	Shares unvested
Time Based Awards
2023	Associates (2)	5	202,933	193	111	3,956	198,673
Outside Director Awards (3)
2023	Outside directors	1	10,840	—	—	—	10,840

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

(4)These shares represent forfeitures resulting from recipients whose employment or board membership was terminated during the year-to-date period ended June 30, 2023. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Restricted Stock Unit Awards

A summary of activity for unvested restricted stock units for the six months ended June 30, 2023 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2022	73,983	$88.21
Shares awarded	70,716
Restrictions lapsed and shares released to associates	(31,392)
Shares forfeited	(7,060)
Unvested at June 30, 2023	106,247	$77.90

Pinnacle Financial grants restricted stock units to its Named Executive Officers (NEOs) and leadership team members with time-based vesting criteria. Compensation expense associated with time-based vesting restricted stock unit awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock unit grants that were made, grouped by similar vesting criteria, during the six months ended June 30, 2023. The table reflects the life-to-date activity for these awards:

Grant year	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (1)	Shares unvested
2023	3	70,716	153	100	4,126	66,337

(1)These shares represent forfeitures resulting from recipients whose employment was terminated during the year-to-date period ended June 30, 2023. Dividend equivalents are held in escrow for award recipients for dividends paid prior to the forfeiture restrictions lapsing. Such dividend equivalents are not released from escrow if an award is forfeited.

Performance Stock Unit Awards

The following table details the performance stock unit awards outstanding at June 30, 2023:

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

During the six months ended June 30, 2023 and 2022, the restrictions associated with 111,108 and 149,893 performance stock unit awards previously granted, respectively, lapsed, based on the terms of the underlying award agreements and approval by Pinnacle Financial's Human Resources and Compensation Committee, and were settled into shares of Pinnacle Financial common stock with 38,782 and 53,125 shares being withheld to pay the taxes associated with the settlement of those shares.

Stock compensation expense related to restricted share awards, restricted stock unit awards and performance stock unit awards for the three and six months ended June 30, 2023 was $9.3 million and $19.5 million, respectively, compared to $10.8 million and $20.2 million, respectively, for the three and six months ended June 30, 2022. As of June 30, 2023, the total compensation cost related to unvested restricted share awards, restricted stock unit awards and performance stock unit awards estimated at maximum performance not yet recognized was $82.2 million. This expense, if the underlying units are earned, is expected to be recognized over a weighted-average period of 2.01 years.

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

Pinnacle Financial's derivative instruments with certain counterparties contain legally enforceable netting that allow multiple transactions to be settled into a single amount. The fair value hedge and interest rate swaps (swaps) assets and liabilities are presented at gross fair value before the application of bilateral collateral and master netting agreements, but after the initial margin posting and daily variation margin payments made with central clearinghouse organizations. Total fair value hedge and swaps assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of June 30, 2023 and December 31, 2022. The resulting net fair value hedge and swaps asset and liability fair values are included in other assets and other liabilities, respectively, on the consolidated balance sheets. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customers' transactions as of June 30, 2023 and December 31, 2022 is included in the following table (in thousands):

	June 30, 2023		December 31, 2022
	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Interest rate swap agreements:
Assets	$1,883,243	$95,102	$1,620,520	$39,763
Liabilities	1,883,243	(96,430)	1,620,520	(96,483)
Total	$3,766,486	$(1,328)	$3,241,040	$(56,720)

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At June 30, 2023 and December 31, 2022, the notional amount of interest rate swap agreements designated as non-hedge derivatives cleared through clearing houses was $68.3 million and $827.3 million with a fair value that approximates zero due to $329,000 and $56.3 million in received variation margin payments.

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Interest rate swap agreements	Other noninterest income	$(519)	$(40)	$(582)	$241

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income (loss), net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. A summary of the cash flow hedge relationships as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

					June 30, 2023		December 31, 2022
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor - loans	Other assets	4.34	4.00%-4.50% minus USD-Term SOFR 1M	N/A	$875,000	$37,880	$875,000	$48,622
Interest rate collars - loans	Other assets	4.34	4.25%-4.75% minus USD-Term SOFR 1M	USD-Term SOFR 1M minus 6.75%-7.00%	875,000	36,528	875,000	45,553
					$1,750,000	$74,408	$1,750,000	$94,175

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three and six months ended June 30, 2023 and 2022 were as follows, net of tax (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Asset derivatives	2023	2022	2023	2022
Interest rate floors and collars - loans	$(23,339)	$—	$(11,361)	$—

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive income (loss) would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Gains on cash flow hedges totaling $2.3 million and $4.7 million, net of tax, were reclassified from accumulated other comprehensive income (loss) into net income during the three and six months ended June 30, 2023, respectively, compared to $2.5 million and $5.0 million, net of tax, during the three and six months ended June 30, 2022, respectively. Approximately $9.9 million in unrealized gains, net of tax, are expected to be reclassified from accumulated other comprehensive income (loss) into net income over the next twelve months related to previously terminated cash flow hedges.

Derivatives designated as fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. Pinnacle Financial utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable available-for-sale securities. The hedging strategy converts the fixed interest rates to variable interest rates based on LIBOR, federal funds rates, or SOFR. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. In March 2023, Pinnacle Financial entered into fair value hedges with aggregate notional amounts of $425.0 million to mitigate the effect of changing interest rates on FHLB advances with payments beginning in the first quarter of 2024. In May 2023, Pinnacle Financial entered into fair value hedges with aggregate notional amounts of $425.0 million to mitigate the effect of changing interest rates on FHLB advances with payments beginning in the fourth quarter of 2024 and first quarter of 2025.

A summary of Pinnacle Financial's fair value hedge relationships as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

					June 30, 2023		December 31, 2022
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Asset derivatives
Interest rate swaps - securities	Other assets	6.93	2.25%	3 month LIBOR/ Federal Funds/ SOFR	$1,420,724	$57,401	$1,420,724	$56,056
Liability derivatives
Interest rate swaps - borrowings	Other liabilities	4.58	N/A	—%	$850,000	$(13,897)	$—	$—
					$2,270,724	$43,504	$1,420,724	$56,056

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At June 30, 2023 and December 31, 2022, the notional amount of fair value derivatives cleared through central clearing houses was $1.3 billion and $877.7 million with a fair value that approximates zero due to $48.4 million and $47.9 million in received variation margin.

Notional amounts of $464.7 million included in the table above as of June 30, 2023 receive a variable rate of interest based on three month LIBOR, notional amounts totaling $392.2 million as of June 30, 2023 receive a variable rate of interest based on the daily compounded federal funds rate, and notional amounts totaling $563.8 million as of June 30, 2023 receive a variable rate of interest based on the daily compounded SOFR. Notional amounts receiving a variable rate of interest based on three month LIBOR will transition to three month SOFR plus a comparable tenor spread adjustment on future rate adjustment dates occurring after June 30, 2023.

The effects of Pinnacle Financial's securities fair value hedge relationships on the income statement during the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
Securities		2023	2022	2023	2022
Interest rate swaps - securities	Interest income on securities	$33,510	$15,344	$1,825	$64,183
Securities available-for-sale	Interest income on securities	$(33,510)	$(15,344)	$(1,825)	$(64,183)
FHLB advances
Interest rate swaps - FHLB advances	Interest expense on FHLB advances and other borrowings	$(15,780)	$—	$(13,897)	$—
FHLB advances	Interest expense on FHLB advances and other borrowings	$15,780	$—	$13,897	$—

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at June 30, 2023 and December 31, 2022 (in thousands):

	Carrying Amount of the Hedged Assets/Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/Liabilities
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Line item on the balance sheet
Securities available-for-sale	$1,436,783	$1,445,511	$(57,401)	$(56,056)
Federal Home Loan Bank advances	$836,103	$—	$(13,897)	$—

During the three and six months ended June 30, 2023 and 2022 amortization expense totaling $168,000 and $378,000, respectively, compared to $544,000 and $1.2 million, respectively, for the three and six months ended June 30, 2022, related to previously terminated fair value hedges was recognized as a reduction to interest income on loans.

In April 2022, interest rates swaps designated as fair value hedges with notional amounts totaling $164.3 million and market values totaling $14.3 million were terminated. Approximately $986,000 in gains were recognized at the time of termination and the remaining $10.8 million at June 30, 2023 will be accreted as additional interest income on the previously hedged available-for-sale mortgage backed and municipal securities over the same period as existing purchase discounts or premiums on these securities.

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

Liabilities

Other liabilities – Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements to facilitate customer transactions, interest rate swaps designated as fair value hedges, interest rate caps and floors designated as cash flow hedges and interest rate locks associated with the funding for its mortgage loan originations. The fair value of these liabilities is based on Pinnacle Financial's pricing models that utilize observable market inputs and is reflected within Level 2 of the valuation hierarchy.

The following tables present financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
June 30, 2023
Investment securities available-for-sale:
U.S. Treasury securities	$208,613	$—	$208,613	$—
U.S. Government agency securities	282,054	—	282,054	—
Mortgage-backed securities	949,374	—	949,374	—
State and municipal securities	1,546,640	—	1,546,161	479
Agency-backed securities	161,861	—	161,861	—
Corporate notes and other	442,738	—	442,738	—
Total investment securities available-for-sale	3,591,280	—	3,590,801	479
Other investments	173,781	—	22,019	151,762
Other assets	227,850	—	227,850	—
Total assets at fair value	$3,992,911	$—	$3,840,670	$152,241

Other liabilities	$110,242	$—	$110,242	$—
Total liabilities at fair value	$110,242	$—	$110,242	$—

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2022
Investment securities available-for-sale:
U.S. Treasury securities	$194,184	$—	$194,184	$—
U.S. Government agency securities	396,157	—	396,157	—
Mortgage-backed securities	971,576	—	971,576	—
State and municipal securities	1,412,306	—	1,411,677	629
Agency-backed securities	117,403	—	117,403	—
Corporate notes and other	467,244	—	467,244	—
Total investment securities available-for-sale	3,558,870	—	3,558,241	629
Other investments	153,011	—	22,029	130,982
Other assets	190,629	—	190,629	—
Total assets at fair value	$3,902,510	$—	$3,770,899	$131,611

Other liabilities	$96,483	$—	$96,483	$—
Total liabilities at fair value	$96,483	$—	$96,483	$—

The following table presents assets measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

June 30, 2023	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$2,555	$—	$—	$2,555
Collateral dependent loans (1)	40,241	—	—	40,241
Total	$42,796	$—	$—	$42,796

December 31, 2022
Other real estate owned	$7,952	$—	$—	$7,952
Collateral dependent loans (1)	33,767	—	—	33,767
Total	$41,719	$—	$—	$41,719

(1) The carrying values of collateral dependent loans at June 30, 2023 and December 31, 2022 are net of valuation allowances of $6.2 million and $6.5 million, respectively.

In the case of the available-for-sale investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2023, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2023 and 2022 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three months ended June 30,				For the Six months ended June 30,
	2023		2022		2023		2022
	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments
Fair value, beginning of period	$479	$141,010	$662	$106,694	$629	$130,982	$828	$100,996
Total realized gains included in income	1	1,314	1	6,669	2	3,674	3	8,379
Changes in unrealized gains/losses included in other comprehensive income (loss)	(1)	—	(7)	—	7	—	(17)	—
Purchases	—	10,730	—	11,352	—	19,932	—	18,763
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(1,292)	—	(3,104)	(159)	(2,826)	(158)	(6,527)
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value, end of period	$479	$151,762	$656	$121,611	$479	$151,762	$656	$121,611
Total realized gains included in income	$1	$1,314	$1	$6,669	$2	$3,674	$3	$8,379

The following tables present the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at June 30, 2023 and December 31, 2022. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

	Carrying Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
June 30, 2023
Financial assets:
Securities purchased with agreement to resell	$507,235	$454,232	$—	$—	$454,232
Securities held-to-maturity	3,032,177	2,746,055	—	2,746,055	—
Loans, net	30,815,831	29,839,196	—	—	29,839,196
Consumer loans held-for-sale	85,981	86,301	—	86,301	—
Commercial loans held-for-sale	22,713	22,798	—	22,798	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	37,886,435	36,655,126	—	—	36,655,126
Federal Home Loan Bank advances	2,200,917	2,205,197	—	—	2,205,197
Subordinated debt and other borrowings	424,497	437,728	—	—	437,728

	Carrying Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)

December 31, 2022
Financial assets:
Securities purchased with agreement to resell	$513,276	$440,390	$—	$—	$440,390
Securities held-to-maturity	3,079,050	2,744,946	—	2,744,946	—
Loans, net	28,740,940	27,901,662	—	—	27,901,662
Consumer loans held-for-sale	42,237	42,353	—	42,353	—
Commercial loans held-for-sale	21,093	21,151	—	21,151	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	35,156,148	34,435,447	—	—	34,435,447
Federal Home Loan Bank advances	464,436	477,673	—	—	477,673
Subordinated debt and other borrowings	424,055	430,884	—	—	430,884

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
During the six months ended June 30, 2023, Pinnacle Bank paid $52.8 million of dividends to Pinnacle Financial. As of June 30, 2023, based on the criteria noted above Pinnacle Bank could pay approximately $1.2 billion of additional dividends to Pinnacle Financial. Since the fourth quarter of 2013, Pinnacle Financial has paid a quarterly common stock dividend. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 18, 2022 when the board of directors increased the dividend to $0.22 per common share from $0.18 per common share. During the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th fractional interest in a share of Series B noncumulative, perpetual preferred stock (the "Series B Preferred Stock") in a registered public offering to both retail and institutional investors. Beginning in the third quarter of 2020, Pinnacle Financial began paying a quarterly dividend of $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock. The amount and timing of all future dividend payments by Pinnacle Financial, if any, including dividends on Pinnacle Financial's Series B Preferred Stock (and associated depositary shares), is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's receipt of dividends from Pinnacle Bank, earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to Pinnacle Financial and receipt of any regulatory approvals that may become required as a result of each of Pinnacle Financial's or Pinnacle Bank's financial results.

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

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, each of Pinnacle Bank and Pinnacle Financial has elected the option to delay the estimated impact on regulatory capital of Pinnacle Financial's and Pinnacle Bank's adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly changes in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”), was delayed until December 31, 2021. As of January 1, 2022, the cumulative amount of the transition adjustments became fixed and is being phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in 2022, 50% recognized in 2023 and 25% recognized in 2024. Beginning on January 1, 2025, the temporary regulatory capital benefits will be fully reversed.

Management believes, as of June 30, 2023, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the applicable 2.5% capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2023
Total capital to risk weighted assets:
Pinnacle Financial	$4,929,042	12.7%	$3,108,287	8.0%	$3,885,359	10.0%
Pinnacle Bank	$4,620,531	11.9%	$3,101,160	8.0%	$3,876,450	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$4,179,469	10.8%	$2,331,215	6.0%	$2,331,215	6.0%
Pinnacle Bank	$4,299,958	11.1%	$2,325,870	6.0%	$3,101,160	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$3,962,220	10.2%	$1,748,411	4.5%	N/A	N/A
Pinnacle Bank	$4,299,835	11.1%	$1,744,403	4.5%	$2,519,693	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$4,179,469	9.5%	$1,756,797	4.0%	N/A	N/A
Pinnacle Bank	$4,299,958	9.8%	$1,752,327	4.0%	$2,190,408	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized (1)
At December 31, 2022
Total capital to risk weighted assets:
Pinnacle Financial	$4,584,292	12.4%	$2,949,276	8.0%	$3,686,595	10.0%
Pinnacle Bank	$4,282,742	11.6%	$2,941,082	8.0%	$3,676,353	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$3,888,100	10.5%	$2,211,957	6.0%	$2,211,957	6.0%
Pinnacle Bank	$4,015,550	10.9%	$2,205,812	6.0%	$2,941,082	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$3,670,851	10.0%	$1,658,968	4.5%	N/A	N/A
Pinnacle Bank	$4,015,427	10.9%	$1,654,359	4.5%	$2,389,629	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$3,888,100	9.7%	$1,595,457	4.0%	N/A	N/A
Pinnacle Bank	$4,015,550	10.1%	$1,591,502	4.0%	$1,989,378	5.0%
(1) Well-capitalized minimum Common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average assets are not formally defined under applicable banking regulations for bank holding companies.
(*) Average assets for the above calculations were based on the most recent quarter.

Note 12.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities and has entered into certain other subordinated debt agreements. These instruments are outlined below as of June 30, 2023 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at June 30, 2023	Coupon Structure at June 30, 2023
Trust preferred securities
PNFP Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	8.31%	3-month LIBOR + 2.80% (1)
PNFP Statutory Trust II	September 15, 2005	September 30, 2035	20,619	6.94%	3-month LIBOR + 1.40% (1)
PNFP Statutory Trust III	September 7, 2006	September 30, 2036	20,619	7.19%	3-month LIBOR + 1.65% (1)
PNFP Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	8.40%	3-month LIBOR + 2.85% (1)
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	8.51%	3-month LIBOR + 3.25% (1)
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	8.11%	3-month LIBOR + 2.85% (1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	7.66%	3-month LIBOR + 2.40% (1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	7.24%	3-month LIBOR + 1.70% (1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	8.64%	3-month LIBOR + 3.10% (1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	7.04%	3-month LIBOR + 1.49% (1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	7.03%	3-month LIBOR + 1.73% (1)
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	7.04%	3-month LIBOR + 1.50% (1)

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)

Debt issuance costs and fair value adjustments			(8,498)
Total subordinated debt and other borrowings			$424,497
(1) Rate will transition to 3-month term SOFR plus a comparable tenor spread adjustment on the next adjustment date beginning after July 1, 2023 as three month LIBOR ceased to be published effective July 1, 2023.
(2) Previously was to migrate to three month LIBOR + 2.775%, but will now migrate to an alternative benchmark rate plus comparable spread beginning September 15, 2024 through the end of the term as three month LIBOR ceased to be published effective July 1, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at June 30, 2023 and December 31, 2022 and our results of operations for the three and six months ended June 30, 2023 and 2022. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein and the risk factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022 (Form 10-K) and the other reports we have filed with the Securities and Exchange Commission since we filed that Form 10-K.

Overview

General. Our diluted net income per common share for the three and six months ended June 30, 2023 was $2.54 and $4.30, respectively, compared to $1.86 and $3.51, respectively, for the same periods in 2022. At June 30, 2023, loans increased to $31.2 billion as compared to $29.0 billion at December 31, 2022, and total deposits increased to $37.7 billion at June 30, 2023 from $35.0 billion at December 31, 2022.

Results of Operations. Our net interest income increased to $315.4 million and $627.6 million, respectively, for the three and six months ended June 30, 2023 compared to $264.6 million and $504.0 million, respectively, for the same periods in the prior year, representing an increase of $50.8 million, or 19.2%, and $123.6 million, or 24.5%, respectively. For the three and six months ended June 30, 2023 when compared to the comparable periods in 2022, this increase was largely the result of organic loan growth and yield expansion in our earning asset portfolio. Partially offsetting the increase were continued increases in cost of funds compared to the prior year's comparable periods and increased levels of on-balance sheet liquidity incurred in the first quarter of 2023 due to macroeconomic uncertainty. The net interest margin (the ratio of net interest income to average earning assets) for the three and six months ended June 30, 2023 was 3.20% and 3.30%, respectively, compared to 3.17% and 3.03%, respectively, for the same periods in 2022 and reflects the rising short-term interest rate environment and the impact of increased liquidity, as well as the competitive rate environments for loans and deposits in our markets.

Our provision for credit losses was $31.7 million and $50.5 million, respectively, for the three and six months ended June 30, 2023 compared to $12.9 million and $15.6 million, respectively, for the same periods in 2022. The increase in provision expense as compared to the same periods in 2022 is primarily due to growth in the loan portfolio and deterioration in projected macroeconomic factors used in the Company's CECL modeling due to the continued uncertainty in the economic environment. Also contributing to provision expense for the three and six months ended June 30, 2023 were net charge-offs totaling $9.8 million and $17.1 million, respectively, compared to $877,000 and $3.8 million, respectively, for the same periods in 2022.
Noninterest income increased by $48.3 million, or 38.5%, and $34.4 million, or 15.0%, respectively, during the three and six months ended June 30, 2023 compared to the same periods in 2022. The increase is largely due to the $85.7 million gain on the sale of fixed assets we recognized as a result of the sale-leaseback transaction that was completed in the second quarter of 2023 as well as an increase in wealth management revenues which were $24.1 million and $46.5 million, respectively, for the three and six months ended June 30, 2023 compared to $21.8 million and $42.5 million, respectively, in the same periods in the prior year. These increases were offset in part by a decline in income from our equity method investment in BHG of $22.5 million, or 45.6%, and $37.1 million, or 44.7%, respectively, during the three and six months ended June 30, 2023 compared to the same periods in the prior year. Also offsetting the increases were $10.0 million and $61,000 in net losses on the sale of investment securities during the six months ended June 30, 2023 and 2022, respectively, as well as a $583,000 and $2.6 million, respectively, decrease in gains on mortgage loans sold during the three and six months ended June 30, 2023 compared to the same periods in the prior year.

Noninterest expense increased by $15.6 million, or 8.0%, and $44.7 million, or 11.8%, respectively, during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. Impacting noninterest expense for the three and six months ended June 30, 2023 as compared to the same prior year periods was an increase of $5.8 million and $19.7 million, respectively, in salaries and employee benefits. The increase in salaries and employee benefits was primarily the result of an increase in our associate base to 3,309.0 full-time equivalent associates at June 30, 2023 versus 3,074.0 at June 30, 2022, as well as annual merit increases effective in January 2023. Offsetting a portion of the increase in salaries and benefits expense was a decline in cash and equity incentives which were $8.4 million and $11.3 million, respectively, lower in the three and six months ended June 30, 2023 than in the same prior year periods. Noninterest expense categories, other than salaries and employee benefits, were $79.2 million and $155.2 million, respectively, during the three and six months ended June 30, 2023 compared to $69.4 million and $130.2 million, respectively, during three and six months ended June 30, 2022, an increase of 14.1% and 19.2%, respectively. These increases are largely due to equipment and occupancy costs of $33.7 million and $64.1 million, respectively, for the three and six months ended June 30, 2023 compared to $26.9 million and $52.5 million, respectively, for the three and six months ended June 30, 2022. Equipment and occupancy costs were negatively impacted by higher levels of lease expenses as a result of the execution of the sale-

leaseback transaction during the second quarter of 2023 along with the overall growth in the infrastructure of the firm, additional locations added and new technology implemented in the last twelve months.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 43.3% and 47.5%, respectively, for the three and six months ended June 30, 2023 compared to 50.3% and 51.7%, respectively, for the three and six months ended June 30, 2022. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The improvement in our efficiency ratio for the three and six months ended June 30, 2023 when compared to the same periods in 2022 was largely the result of higher levels of net interest income and noninterest income (including as a result of the sale-leaseback transaction) during the 2023 periods offset in part by increased levels of noninterest expense in 2023.
During the three and six months ended June 30, 2023, we recorded income tax expense of $48.6 million and $82.6 million, respectively, compared to $36.0 million and $64.5 million, respectively, for the three and six months ended June 30, 2022. Our effective tax rate for both the three and six months ended June 30, 2023 was 19.8% compared to 19.9% and 19.0%, respectively, for the three and six months ended June 30, 2022. Our tax rate in each period was impacted by among other things the vesting and exercise of equity-based awards previously granted under our equity-based compensation program. For the three and six months ended June 30, 2023, $20,000 in excess tax expense and $257,000 in excess benefits, respectively, were recognized compared to excess tax benefits of $282,000 and $2.9 million, respectively, recognized in the three and six months ended June 30, 2022.
Financial Condition. Loans increased $2.1 billion, or 7.3%, during the six months ended June 30, 2023 when compared to December 31, 2022. The increase is primarily the result of loans made to borrowers that principally operate or are located in our core markets, including the markets in which we recently expanded, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company. Loan growth was also positively impacted during the six months ended June 30, 2023 by the continued growth of certain specialty lending groups, including franchise lending and equipment lease financing. We have made the intentional decision to tighten our underwriting, particularly in construction and CRE investment property, during the remainder of 2023 and expect our loan growth rates over such period to reflect this tightening. Total deposits were $37.7 billion at June 30, 2023 compared to $35.0 billion at December 31, 2022, an increase of $2.8 billion, or 7.9%. Interest-bearing core deposit growth during the six months ended June 30, 2023, increased approximately $2.9 billion, or 13.3%, from December 31, 2022, as a result of our intentional focus on gathering and retaining these core deposits.
At June 30, 2023, our allowance for credit losses was $337.5 million compared to $300.7 million at December 31, 2022. The increase in the allowance for credit losses is largely the result of growth in the loan portfolio and deterioration in projected macroeconomic factors used in the Company's CECL modeling due to the continued uncertainty in the economic environment.
Capital and Liquidity. At June 30, 2023 and December 31, 2022, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 11. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At June 30, 2023, the Company had approximately $209.1 million of cash that could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

On January 17, 2023, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the previously authorized share repurchase program that expired on March 31, 2023. The new authorization is to remain in effect through March 31, 2024. We did not repurchase any shares under either share repurchase program during 2023 or 2022.
Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Estimates as described in our Form 10-K.

Selected Financial Information

The following is a summary of certain financial information for the three and six month periods ended June 30, 2023 and 2022 and as of June 30, 2023 and December 31, 2022 (dollars in thousands, except per share data):

	Three Months Ended June 30,		2023 - 2022 Percent	Six Months Ended June 30,		2023 - 2022 Percent
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Income Statement:
Interest income	$575,239	$292,376	96.7%	$1,081,278	$550,993	96.2%
Interest expense	259,846	27,802	>100%	453,654	46,944	>100%
Net interest income	315,393	264,574	19.2%	627,624	504,049	24.5%
Provision for credit losses	31,689	12,907	>100%	50,456	15,627	>100%
Net interest income after provision for credit losses	283,704	251,667	12.7%	577,168	488,422	18.2%
Noninterest income	173,839	125,502	38.5%	263,368	228,998	15.0%
Noninterest expense	211,641	196,038	8.0%	423,368	378,699	11.8%
Net income before income taxes	245,902	181,131	35.8%	417,168	338,721	23.2%
Income tax expense	48,603	36,004	35.0%	82,598	64,484	28.1%
Net income	197,299	145,127	35.9%	334,570	274,237	22.0%
Preferred stock dividends	(3,798)	(3,798)	—%	(7,596)	(7,596)	—%
Net income available to common shareholders	$193,501	$141,329	36.9%	$326,974	$266,641	22.6%

Per Share Data:
Basic net income per common share	$2.55	$1.87	36.4%	$4.30	$3.52	22.2%
Diluted net income per common share	$2.54	$1.86	36.6%	$4.30	$3.51	22.5%

Performance Ratios:
Return on average assets (1)	1.71%	1.46%	17.1%	1.49%	1.39%	7.2%
Return on average shareholders' equity (2)	13.42%	10.66%	25.9%	11.58%	10.10%	14.7%
Return on average common shareholders' equity (3)	13.95%	11.12%	25.4%	12.04%	10.53%	14.3%

	June 30, 2023	December 31, 2022
Balance Sheet:
Loans, net of allowance for credit losses	$30,815,831	$28,740,940	7.2%
Deposits	$37,722,661	$34,961,238	7.9%
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

Results of Operations

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $315.4 million and $627.6 million, respectively, for the three and six months ended June 30, 2023 compared to $264.6 million and $504.0 million, respectively, for the same periods in the prior year, representing an increase of $50.8 million and $123.6 million, respectively. For the three and six months ended June 30, 2023 when compared to the comparable periods in 2022, this increase was largely the result of organic loan growth and yield expansion in our earning asset portfolio. Partially offsetting the increases were continued increases in our cost of funds in 2023 as compared to 2022 and the effects of increased on-balance sheet liquidity in 2023.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets
Loans (1) (2)	$30,882,205	$478,896	6.30%	$25,397,389	$252,182	4.07%
Securities
Taxable	3,394,507	31,967	3.78%	3,420,950	12,725	1.49%
Tax-exempt (2)	3,327,740	24,603	3.54%	3,025,824	19,898	3.19%
Interest-bearing due from banks	2,597,020	33,234	5.13%	1,332,463	2,611	0.79%
Securities purchased under agreements to resell	509,694	3,374	2.65%	1,326,790	3,844	1.16%
Federal funds sold	—	—	—%	—	—	0.00%
Other	243,991	3,165	5.20%	178,426	1,116	2.51%
Total interest-earning assets	40,955,157	$575,239	5.74%	34,681,842	$292,376	3.49%
Nonearning assets
Intangible assets	1,879,108			1,882,546
Other nonearning assets	2,577,696			2,216,398
Total assets	$45,411,961			$38,780,786

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$9,361,316	75,815	3.25%	$6,520,804	6,134	0.38%
Savings and money market	13,684,536	110,024	3.22%	12,084,911	9,071	0.30%
Time	4,710,226	42,829	3.65%	2,074,946	2,976	0.58%
Total interest-bearing deposits	27,756,078	228,668	3.30%	20,680,661	18,181	0.35%
Securities sold under agreements to repurchase	162,429	783	1.93%	216,846	82	0.15%
Federal Home Loan Bank advances	2,352,045	24,603	4.20%	1,095,531	5,231	1.92%
Subordinated debt and other borrowings	426,712	5,792	5.44%	427,191	4,308	4.04%
Total interest-bearing liabilities	30,697,264	259,846	3.40%	22,420,229	27,802	0.50%
Noninterest-bearing deposits	8,599,781	—	0.00%	10,803,439	—	0.00%
Total deposits and interest-bearing liabilities	39,297,045	$259,846	2.65%	33,223,668	$27,802	0.34%
Other liabilities	332,677			240,899
Total liabilities	39,629,722			33,464,567
Shareholders' equity	5,782,239			5,316,219
Total liabilities and shareholders' equity	$45,411,961			$38,780,786
Net interest income		$315,393			$264,574
Net interest spread (3)			2.35%			2.99%
Net interest margin (4)			3.20%			3.17%
(1) Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $11.2 million of taxable equivalent income for the three months ended June 30, 2023 compared to $9.6 million for the three months ended June 30, 2022. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the three months ended June 30, 2023 would have been 3.09% compared to a net interest spread of 3.16% for the three months ended June 30, 2022.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets
Loans (1) (2)	$30,261,372	$910,798	6.15%	$24,627,240	$479,229	4.01%
Securities
Taxable	3,451,410	61,325	3.58%	3,381,538	23,773	1.42%
Tax-exempt (2)	3,292,158	48,405	3.54%	2,914,519	37,344	3.12%
Interest-bearing due from banks	1,998,083	49,166	4.96%	2,334,566	3,914	0.34%
Securities purchased under agreements to resell	511,169	6,703	2.64%	1,304,392	5,058	0.78%
Federal funds sold	—	—	—%	—	—	0.00%
Other	219,932	4,881	4.48%	174,434	1,675	1.94%
Total interest-earning assets	39,734,124	$1,081,278	5.60%	34,736,689	$550,993	3.30%
Nonearning assets
Intangible assets	1,879,994			1,873,190
Other nonearning assets	2,590,548			2,099,522
Total assets	$44,204,666			$38,709,401

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$8,581,899	128,289	3.01%	$6,456,418	8,733	0.27%
Savings and money market	14,029,351	207,543	2.98%	12,334,678	14,195	0.23%
Time	4,251,481	69,425	3.29%	2,078,477	5,503	0.53%
Total interest-bearing deposits	26,862,731	405,257	3.04%	20,869,573	28,431	0.27%
Securities sold under agreements to repurchase	190,599	1,378	1.46%	198,459	138	0.14%
Federal Home Loan Bank advances	1,744,575	35,574	4.11%	992,710	9,705	1.97%
Subordinated debt and other borrowings	426,638	11,445	5.41%	434,433	8,670	4.02%
Total interest-bearing liabilities	29,224,543	453,654	3.13%	22,495,175	46,944	0.42%
Noninterest-bearing deposits	8,964,026	—	0.00%	10,641,819	—	0.00%
Total deposits and interest-bearing liabilities	38,188,569	$453,654	2.40%	33,136,994	$46,944	0.29%
Other liabilities	321,637			248,637
Total liabilities	38,510,206			33,385,631
Shareholders' equity	5,694,460			5,323,770
Total liabilities and shareholders' equity	$44,204,666			$38,709,401
Net interest income		$627,624			$504,049
Net interest spread (3)			2.47%			2.88%
Net interest margin (4)			3.30%			3.03%
(1) Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $22.1 million of taxable equivalent income for the six months ended June 30, 2023 compared to $18.1 million for the six months ended June 30, 2022. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the six months ended June 30, 2023 would have been 3.20% compared to a net interest spread of 3.02% for the six months ended June 30, 2022.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three and six months ended June 30, 2023, our net interest margin was 3.20% and 3.30%, respectively, compared to 3.17% and 3.03%, respectively, for the same periods in 2022. Our net interest margin for the three and six months ended June 30, 2023 reflects the rising short-term interest rate environment as well as the competitive rate environments for loans and deposits in our markets and the impact of the increased on-balance sheet liquidity we incurred in the first quarter of 2023. During the three and six months ended June 30, 2023, our earning asset yield increased by 225 and 230 basis points, respectively, from the same periods in the prior year. Conversely, our total funding rates, led by increases in interest-bearing deposits rates, increased by 231 and 211 basis points, respectively, during the three and six months ended June 30, 2023 compared to the same periods in the prior year. Thus far in 2023, the Federal Reserve has raised short-term interest rates by 100 basis points, inclusive of the 25 basis point increase on July 26, 2023. During the first half of 2023, we intentionally increased our on-balance sheet liquidity as a response to the current macroeconomic environment and the failures of multiple high-profile financial institutions. Additionally, we currently intend to hold the proceeds from the sale-leaseback transaction and sale of investment securities completed in the second quarter of 2023 which will also elevate on-balance sheet liquidity. If we maintain higher levels of on-balance sheet liquidity as we anticipate through the end of 2023, our net interest margin would likely be negatively impacted even if the additional liquidity has minimal effect on net interest income as we sought to match the rate we are paying on this additional liquidity with the yield we are earning on the investments of those proceeds. We seek to fund increased loan volumes by growing our core deposits, but will utilize non-core funding to fund shortfalls, if any. To the extent that our dependence on non-core funding sources increases during 2023 our net interest margin would likely be negatively impacted as we may not be able to reduce the rates we pay on these deposits as quickly as we can on core deposits.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Our ‘most likely’ forecast for short-term rates through 2024 is consistent with the federal funds futures market’s expectations for rate movements. However, there is much uncertainty in the interest rate futures markets due to the persistent elevated levels of inflation present in the economy, the pace of the rate tightening cycle being led by the Federal Reserve Open Market Committee and what risks these present for a recession to occur in the near and medium term.

Provision for Credit Losses. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. Our provision for credit losses was $31.7 million and $50.5 million, respectively, for the three and six months ended June 30, 2023 compared to $12.9 million and $15.6 million, respectively, for the same periods in 2022. The provision for credit losses is impacted by growth in our loan portfolio, recent historical and projected future economic conditions, our internal assessment of the credit quality of the loan portfolio and net charge-offs. The increase in provision expense as compared to the same periods in 2022 is primarily due to growth in the loan portfolio and deterioration in projected macroeconomic factors used in the Company's CECL modeling due to the continued uncertainty in the economic environment. Also contributing to the provision expense for the three and six months ended June 30, 2023 were net charge-offs totaling $9.8 million and $17.1 million, respectively, compared to $877,000 and $3.8 million, respectively, for the same periods in 2022.

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods. Service charges on deposit accounts and other noninterest income generally reflect customer growth trends, while fees from our wealth management departments, gains on mortgage loans sold, gains and losses on the sale of securities and gains and losses on the sale of fixed assets or losses related to our efforts to mitigate risks associated with interest rate volatility will often reflect financial market conditions or our asset/liability management efforts and fluctuate from period to period.

The following is a summary of our noninterest income for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		2023 - 2022	Six Months Ended June 30,		2023 - 2022
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$12,180	$11,616	4.9%	$23,898	$22,646	5.5%
Investment services	14,174	13,205	7.3%	25,769	23,896	7.8%
Insurance sales commissions	3,252	2,554	27.3%	7,716	6,590	17.1%
Gains on mortgage loans sold, net	1,567	2,150	(27.1)%	3,620	6,216	(41.8)%
Investment losses on sales of securities, net	(9,961)	—	NM	(9,961)	(61)	>(100%)
Trust fees	6,627	6,065	9.3%	13,056	12,038	8.5%
Income from equity method investment	26,924	49,465	(45.6)%	46,003	83,120	(44.7)%
Gain on sale of fixed assets	85,724	65	>100%	85,859	198	>100%

	Three Months Ended June 30,		2023 - 2022	Six Months Ended June 30,		2023 - 2022
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Other noninterest income:
Interchange and other consumer fees	17,220	19,216	(10.4)%	34,066	33,846	0.7%
Bank-owned life insurance	5,726	5,124	11.7%	11,310	9,760	15.9%
Loan swap fees	1,375	1,668	(17.6)%	3,982	3,442	15.7%
SBA loan sales	1,458	1,562	(6.7)%	2,172	4,658	(53.4)%
Income from other equity investments	1,314	6,669	(80.3)%	3,674	8,379	(56.2)%
Other noninterest income	6,259	6,143	1.9%	12,204	14,270	(14.5)%
Total other noninterest income	33,352	40,382	(17.4)%	67,408	74,355	(9.3)%
Total noninterest income	$173,839	$125,502	38.5%	$263,368	$228,998	15.0%

The increase in service charges on deposit accounts during the three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022 is the result of increased transaction volumes in commercial checking accounts which we believe is the result of the increased economic activity in our markets in each of the periods presented, offset in part by the impact of our decision in the second half of 2022 to eliminate or reduce certain of the fees we charge on overdrawn accounts or when accounts lack sufficient funds to cover presented items among other changes to these practices.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income and has fluctuated during the three and six months ended June 30, 2023 due in large part to market volatility. For the three and six months ended June 30, 2023, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, and fees from our wealth advisory group, PNFP Capital Markets, Inc., increased by approximately $969,000 and $1.9 million, respectively, when compared to the three and six months ended June 30, 2022. At June 30, 2023 and 2022, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $9.0 billion and $6.8 billion, respectively, in brokerage assets. Revenues from the sale of insurance products by our insurance subsidiaries for the three and six months ended June 30, 2023 increased by $698,000 and $1.1 million, respectively, compared to the same periods in the prior year. Included in insurance revenues for the six months ended June 30, 2023 was $1.6 million of contingent income that was based on 2022 sales production and claims experience compared to $1.4 million recorded in the same period in the prior year. Additionally, at June 30, 2023 our trust department was receiving fees on approximately $5.1 billion of managed assets compared to $4.2 billion at June 30, 2022. We believe the improvement in the results of our wealth management businesses during the three and six months ended June 30, 2023 when compared to the comparable periods in 2022 is primarily attributable to an increased number of wealth management advisors and corresponding client acquisition.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $1.6 million and $3.6 million, respectively, for the three and six months ended June 30, 2023 compared to $2.2 million and $6.2 million, respectively, for the same periods in the prior year. This decrease is the direct result of the increases in the rate environment negatively impacting both refinancing and new purchase originations. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program whereby the hedge protects against changes in the fair value of the pipeline. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. The change in the fair value of the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At June 30, 2023, the mortgage pipeline included $99.6 million in loans expected to close in 2023 compared to $93.4 million in loans at June 30, 2022 expected to close in 2022.

Gains on the sale of fixed assets were $85.7 million and $85.9 million, respectively, for the three and six months ended June 30, 2023 compared to $65,000 and $198,000, respectively, for the three and six months ended June 30, 2022. The gains on the sale of fixed assets for the three and six months ended June 30, 2023 were primarily the result of the sale-leaseback transaction which was completed in the second quarter of 2023. During the second quarter of 2023, Pinnacle Bank consummated a sale-leaseback transaction pursuant to which it sold a combined 49 properties to two unaffiliated entities, PNB TN Portfolio Owner LLC and PNB Portfolio Owner, LLC (each, a "Purchaser" and collectively, the "Purchasers"), each of whom is an affiliate of Oak Street Real Estate Capital, for an aggregate cash purchase price of $198.2 million and concurrently agreed to separately lease each of those properties for an initial term of 14.5 years, with two five (5) year renewal options that Pinnacle Bank may exercise to extend the term of any of the leases. The pre-tax, net gain recorded associated with the sale of these 49 properties was $85.7 million, after deducting transaction-related expenses. The aggregate annual lease expense associated with these properties will be approximately $17.0 million for the first twelve months of the lease term, with each lease including a 1.9% annual rent escalation during the initial term, and a 2% annual rent escalation during each of the two five-year renewal terms, if exercised.

Investment gains and losses on sales, net, represent the net gains and losses on sales of investment securities in our available-for-sale securities portfolio during the periods noted. Subsequent to the execution of the sale-leaseback transaction during the second quarter of 2023, we restructured a portion of our bond portfolio selling $173.5 million in investment securities for a net loss of approximately $10.0 million which will offset a portion of the net gain recognized from the sale-leaseback transaction. During the six months ended June 30, 2022, we sold $2.9 million of securities for a net loss of approximately $61,000.

The proceeds of the sale-leaseback transaction and above-noted securities sales have been retained in Pinnacle Bank's cash accounts at the Federal Reserve, where we currently anticipate they will remain through the end of 2023.

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

Income from this equity-method investment was $26.9 million and $46.0 million, respectively, for the three and six months ended June 30, 2023 compared to $49.5 million and $83.1 million, respectively, for the same periods last year. As more fully described below, the decrease in income from BHG during the three and six months ended June 30, 2023 as compared to the same periods in the prior year is largely the result of increases in the liability for estimated future inherent losses for the outstanding core portfolio of loans sold to banks through the auction platform that may be subject to future substitution due to payment default or prepayment and the allowance for loan losses for loans BHG has retained on its balance sheet due to the uncertain economic environment. Historically, BHG has sold the majority of the loans it originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. In recent years, BHG began an effort to retain more loans on its balance sheet. BHG’s decision to sell loans through its auction platform (or, recently, directly to institutional investors) or retain loans on its balance sheet will be impacted by a variety of factors, including interest rates as well as demand levels from the community bank network of buyers and institutional buyers to whom BHG markets these loans. In a rising rate environment, it may choose to sell more loans if the cost of financing loans on its balance sheet is not as attractive as a sale, either directly, such as during the second quarter of 2023 when BHG sold loans totaling approximately $550 million to asset mangers, or through its auction platform. Since 2020, BHG has completed seven securitizations totaling $2.4 billion, with the latest securitization of $265 million having been completed in the first quarter of 2023. Additionally, BHG entered into funding facilities in the fourth quarter of 2022 and first quarter of 2023 including a facility with a U.S. asset manager with outstanding balances of $591 million and $454 million at June 30, 2023 and December 31, 2022, respectively, and an annualized interest rate at June 30, 2023 of approximately 7.91%. These facilities, which are secured by loans on BHG's balance sheet, represent incremental funding sources to BHG.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets associated with Pinnacle Bank's investment in BHG of $87,000 and $174,000, respectively, for the three and six months ended June 30, 2023 compared to $128,000 and $256,000, respectively, for the three and six months ended June 30, 2022. At June 30, 2023, there were $6.1 million of these intangible assets that are expected to be amortized in lesser amounts over the next 12 years. Also included in income from equity-method investment is accretion income associated with the fair valuation of certain of BHG's liabilities of $45,000 and $140,000, respectively, for the three and six months ended June 30, 2023, compared to $188,000 and $431,000, respectively, for the three and six months ended June 30, 2022. At June 30, 2023, there were $300,000 of these liabilities that are expected to accrete into income in lesser amounts over the next three years.

During the three and six months ended June 30, 2023, Pinnacle Bank received dividends of $3.6 million and $27.6 million, respectively, from BHG compared to $28.5 million and $40.8 million, respectively, received by Pinnacle Financial and Pinnacle Bank in the aggregate during the three and six months ended June 30, 2022. Dividends from BHG during such periods reduced the carrying amount of our investment in BHG, while earnings from BHG during such periods increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. During the three and six months ended June 30, 2023, Pinnacle Bank purchased no loans from BHG compared to loan purchases of $76.0 million from BHG during the three and six months ended June 30, 2022. At June 30, 2023 and December 31, 2022, there were $305.2 million and $350.6 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. These loans were purchased at par from BHG by Pinnacle Bank whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.50% and 6.00% per annum.

For the three and six months ended June 30, 2023, BHG reported $311.3 million and $613.3 million, respectively, in revenues, net of substitution and prepayment losses of $72.4 million and $142.3 million, respectively, compared to revenues of $297.9 million and $536.6 million, respectively, for the three and six months ended June 30, 2022, net of substitution and prepayment losses of $50.2 million and $98.9 million, respectively. Earnings from BHG are likely to fluctuate from period-to-period. Approximately $150.9 million and $303.1 million, respectively, or 48.5% and 49.4%, respectively, of BHG's revenues for the three and six months ended June 30, 2023 related to gains on the sale of commercial and consumer loans compared to $190.0 million and $338.0 million, respectively, or 63.8% and 63.0%, respectively, for the three and six months ended June 30, 2022. These loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan, although the purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. At June 30, 2023 and 2022, there were $6.3 billion and $4.7 billion, respectively, of these loans previously sold by BHG that were being actively serviced by BHG's network of bank purchasers. BHG, at its sole option, may also provide purchasers of these loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. As a result, BHG maintained a liability as of June 30, 2023 and 2022 of $369.0 million and $234.9 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution due to payment default or prepayment. This liability represents 5.9% and 5.0%, respectively, of core product loans previously sold by BHG that remain outstanding as of June 30, 2023 and 2022, respectively. The increase in this liability as a percentage of core product loans during the six months ended June 30, 2023 compared to the comparable period ended June 30, 2022 was principally the result of an increase in the amount of loans sold by BHG to financial institutions and increases in BHG management's estimate of future substitution losses due to economic uncertainty.

In addition to these loans that BHG sells into its auction market or to institutional investors, at June 30, 2023, BHG reported loans that remained on BHG's balance sheet totaling $3.8 billion compared to $2.9 billion as of June 30, 2022. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At June 30, 2023 and 2022, BHG had $2.9 billion and $2.1 billion, respectively, of secured borrowings associated with loans held for investment. At June 30, 2023 and 2022, BHG reported allowance for loan losses totaling $195.7 million and $75.8 million, respectively, with respect to the loans on its balance sheet. The increase in allowance for loan losses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was principally the result of growth in the balance sheet loan portfolio and the uncertain economic environment. We anticipate that BHG will increase the level of allowance for loan losses for the remainder of 2023 given the current macroeconomic environment and impending adoption of CECL. BHG records its allowance for loan losses under the incurred loss method, but will be required to adopt CECL effective October 1, 2023. Interest income and fees associated with these on-balance sheet loans amounted to $144.1 million and $286.7 million, respectively, for the three and six months ended June 30, 2023 compared to $98.1 million and $181.3 million, respectively, for the three and six months ended June 30, 2022.

Included in our other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues decreased 10.4% and increased less than 1%, respectively, during the three and six months ended June 30, 2023 as compared to the same periods in 2022 as a result of fluctuations in debit and credit card usage during these periods. Loan swap fees decreased $293,000 and increased $540,000, respectively, during the three and six months ended June 30, 2023 as compared to the same periods in 2022. The increase in the year-to-date 2023 period is due primarily to recent hires and an emphasis on rate swaps due to the current interest rate environment. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $5.7 million and $11.3 million, respectively, for the three and six months ended June 30, 2023 compared to $5.1 million and $9.8 million, respectively, in the same periods in the prior year. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. During the six months ended June 30, 2022 and year ended December, 31, 2022, we purchased an additional $75 million and $100 million, respectively, of bank owned life insurance. No additional purchases have been made thus far in 2023. SBA loan sales are included in other noninterest income and decreased by $104,000 and $2.5 million, respectively, during the three and six months ended June 30, 2023 when compared to the same periods in the prior year. The decrease is primarily due to the changing market conditions during the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 as the increase in interest rates has caused qualification for the program to be more difficult and therefore has became less favorable to clients and prospects. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investment. Income related to these investments decreased $5.4 million and $4.7 million, respectively, during the three and six months ended June 30, 2023 when compared to the same periods in the prior year as a result of several of our venture fund investments experiencing increased valuations in their underlying portfolios during the three and six months ended June 30, 2022.

The other components of other noninterest income increased $116,000 and decreased $2.1 million, respectively, during the three and six months ended June 30, 2023 compared to the same periods in the prior year. The decrease during the six months ended June 30, 2023 is largely the result of recording a $5.5 million gain during the three months ended March 31, 2022 on remeasurement of our previously held equity investment in JB&B, resulting from our bank subsidiary's acquisition on March 1, 2022 of the 80% equity interests of JB&B it did not previously own.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses, and other operating expenses. The following is a summary of our noninterest expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		2023-2022	Six Months Ended June 30,		2023-2022
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries and commissions	$88,403	$76,758	15.2%	$177,723	$152,122	16.8%
Cash and equity incentives	23,453	31,808	(26.3%)	46,424	57,702	(19.5%)
Employee benefits and other	20,587	18,045	14.1%	44,004	38,639	13.9%
Total salaries and employee benefits	132,443	126,611	4.6%	268,151	248,463	7.9%
Equipment and occupancy	33,706	26,921	25.2%	64,059	52,457	22.1%
Other real estate expense, net	58	86	(32.6%)	157	191	(17.8%)
Marketing and other business development	5,664	4,759	19.0%	11,606	8,536	36.0%
Postage and supplies	2,863	2,320	23.4%	5,682	4,691	21.1%
Amortization of intangibles	1,780	2,051	(13.2%)	3,574	3,922	(8.9%)
Other noninterest expense:
Deposit related expense	11,904	7,311	62.8%	22,020	14,373	53.2%
Lending related expense	11,441	14,744	(22.4%)	24,657	25,839	(4.6%)
Wealth management related expense	672	630	6.7%	1,505	1,253	20.1%
Other noninterest expense	11,110	10,605	4.8%	21,957	18,974	15.7%
Total other noninterest expense	35,127	33,290	5.5%	70,139	60,439	16.0%
Total noninterest expense	$211,641	$196,038	8.0%	$423,368	$378,699	11.8%

Total salaries and employee benefits expenses increased $5.8 million and $19.7 million, respectively, for the three and six months ended June 30, 2023 compared to the same periods in 2022. The change in salaries and employee benefits was largely the result of an increase in our associate base in 2023 versus 2022 as well as annual merit increases effective in January 2023, partially offset by a reduction in cash and equity incentive costs. Our associate base increased to 3,309.0 full-time equivalent associates at June 30, 2023 from 3,074.0 at June 30, 2022. We expect total salary and benefit expenses in 2023 to increase when compared to the comparable periods in 2022 as we continue our focus on hiring experienced bankers in all of our markets though cash and equity incentive costs are likely to decrease when compared to the comparative periods in 2022 as a result of our performance.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our bank's non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our bank's associates participate in our equity compensation plans. Under the 2023 annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of annual earnings per common share and annual revenues (subject to certain adjustments). To the extent that the soundness threshold is met and earnings per common share and revenues are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. For 2023, our annual incentive plan provides for maximum payouts of up to 125% of target.

Cash incentive expense for the three and six months ended June 30, 2023 totaled $23.5 million and $46.4 million, respectively, compared to $31.8 million and $57.7 million, respectively, during the same prior year periods due to our assumption at the end of the second quarter of 2023 that we would likely achieve a lower payout percentage in 2023 than we paid out under our 2022 plan.

Also included in cash and equity incentives for the three and six months ended June 30, 2023 were approximately $4.2 million and $8.3 million, respectively, of compensation expenses related to equity-based restricted share awards compared to $3.6 million and $7.2 million, respectively, for the three and six months ended June 30, 2022 as well as approximately $5.1 million and $11.1 million, respectively, of compensation expenses related to equity-based restricted share units with either time-based or performance-based vesting criteria compared to $7.1 million and $13.0 million, respectively, for the three and six months ended June 30, 2022. We have not issued stock options since 2008. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates, a significant percentage of which is performance-based for our senior executive officers. The decrease in equity-based incentive expense in the three and six months ended June 30, 2023 when compared to the comparable periods in 2022 is also the result of managements' assumption at the end of the second quarter of 2023 that we would likely achieve a lower percentage payout on the restricted stock units with performance-based vesting criteria in 2023 than was achieved in 2022. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization.

Employee benefits and other expenses include costs associated with our 401k plan, health insurance, payroll taxes and contract labor. These expenses increased by $2.5 million and $5.4 million, respectively, for the three and six months ended June 30, 2023 compared to the same prior year periods. These increases reflect the increase in our associate base in the respective periods, and in the case of our health insurance costs, increases in the premiums we paid for this coverage in 2023 compared to 2022 premium levels.

Equipment and occupancy expenses for the three and six months ended June 30, 2023 were $33.7 million and $64.1 million, respectively, compared to $26.9 million and $52.5 million, respectively, for the three and six months ended June 30, 2022. The increases are in part the result of the eight new offices that have opened since the end of the second quarter of 2022 as well as the initial impact of increased rent expense associated with the properties involved in the sale-leaseback transaction we completed during the second quarter 2023, as discussed in detail elsewhere in this report. We estimate that our aggregate lease expense under these leases will approximate $17.0 million for the first twelve months of the term of those leases.

Additionally, we expect to incur costs in future periods as we enhance our established locations across the franchise and further develop our technology infrastructure. During 2021, we announced our intention to move our corporate headquarters to an office tower under construction in Nashville, where we will be a founding partner and sponsor of the project. This move is currently planned for 2025. We expect our equipment and occupancy costs will increase as we plan for this move.

Marketing and business development expense for the three and six months ended June 30, 2023 was $5.7 million and $11.6 million, respectively, compared to $4.8 million and $8.5 million, respectively, for the three and six months ended June 30, 2022. The primary source of the increase for the three and six months ended June 30, 2023 as compared to the same periods in 2022 is the result of increased and intentional associate engagement events during the first half of 2023. We expect these costs to rise modestly during the remainder of 2023 taking into account anticipated increases associated with the associates we have hired in the last twelve months.

Intangible amortization expense was $1.8 million and $3.6 million, respectively, for the three and six months ended June 30, 2023 compared to $2.1 million and $3.9 million, respectively, for the same periods in 2022. The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives at June 30, 2023:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
Avenue	2016	$8.8	9	$0.5
BNC	2017	48.1	10	14.3

Book of Business Intangible:
Miller Loughry Beach Insurance	2008	$1.3	20	$0.1
CapitalMark	2015	0.3	16	0.1
BNC Insurance	2017	0.4	20	0.2
BNC Trust	2017	1.9	10	0.7
Advocate Capital	2019	13.6	13	5.5
JB&B Capital	2022	6.7	10	5.5
Sweeney Asset Management	2022	0.8	10	0.8

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Annual amortization expense of these intangibles is estimated to decrease from $6.7 million to $1.2 million per year over the next five years with lesser amounts for the remaining amortization period.

Other noninterest expenses, which consists primarily of deposit, lending, wealth management and administrative expenses increased by $1.8 million and $9.7 million, respectively, for the three and six months ended June 30, 2023 when compared to the three and six months ended June 30, 2022. Lending related expense decreased by $3.3 million and $1.2 million, respectively, for the three and six months ended June 30, 2023 when compared to the same periods in the prior year. This decrease is primarily the result of decreased expense associated with our commercial credit card programs for which transaction volumes also decreased in the period. Deposit related expense increased by $4.6 million and $7.6 million, respectively, during the three and six months ended June 30, 2023 when compared to the same periods in 2022 due primarily to increases in FDIC insurance assessments as well as operational costs associated with increased deposit volumes during the period. With the failures in 2023 of multiple high-profile financial institutions, we anticipate that the FDIC may further raise our deposit insurance assessment percentages as it seeks to rebuild the deposit insurance fund following these failures. Wealth management related expenses remained relatively flat during the three and six months ended June 30, 2023 when compared to the same periods in 2022. Other noninterest expenses increased $505,000 and $3.0 million, respectively, during the three and six months ended June 30, 2023 as compared to the same periods in 2022 due in part to increases in consultant fees, contributions and other miscellaneous expense items.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 43.3% and 47.5%, respectively, for the three and six months ended June 30, 2023 compared to 50.3% and 51.7%, respectively, for the three and six months ended June 30, 2022. The efficiency ratio for the three and six months ended June 30, 2023 compared to the same periods in 2022 was positively impacted by the effect of the current rising interest rate environment on our net interest income and gains on the sale of fixed assets as a result of the sale-leaseback transaction that was completed in the second quarter of 2023 offset in part by the negative impact of increased noninterest expense during the periods as a result of increased salaries and employee benefits and increased occupancy costs as a result of the sale-leaseback transaction and a decrease in the amount of income from our equity method investment in BHG and gains on mortgage loans sold.

Income Taxes. During the three and six months ended June 30, 2023, we recorded income tax expense of $48.6 million and $82.6 million, respectively, compared to $36.0 million and $64.5 million, respectively, for the three and six months ended June 30, 2022. Our effective tax rate for the three and six months ended June 30, 2023 was 19.8% compared to 19.9% and 19.0%, respectively, for the three and six months ended June 30, 2022. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 25.00% at June 30, 2023 and 26.14% at June 30, 2022 primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax rate in each period was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program. For the three and six months ended June 30, 2023, $20,000 in excess tax expense and $257,000 in excess tax benefits, respectively, were recognized compared to excess tax benefits of $282,000 and $2.9 million, respectively, recognized in the three and six months ended June 30, 2022.

Financial Condition

Our consolidated balance sheet at June 30, 2023 reflects an increase in total loans outstanding to $31.2 billion compared to $29.0 billion at December 31, 2022. Total deposits increased by $2.8 billion to $37.7 billion between December 31, 2022 and June 30, 2023. Total assets were $46.9 billion at June 30, 2023 compared to $42.0 billion at December 31, 2022.

Loans. The composition of loans at June 30, 2023 and at December 31, 2022 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$3,845,359	12.3%	$3,587,257	12.3%
Non-owner occupied	7,170,888	23.0%	6,542,619	22.5%
Consumer real estate – mortgage	4,692,673	15.1%	4,435,046	15.3%
Construction and land development	3,904,774	12.5%	3,679,498	12.7%
Commercial and industrial	10,983,911	35.3%	10,241,362	35.3%
Consumer and other	555,685	1.8%	555,823	1.9%
Total loans	$31,153,290	100.0%	$29,041,605	100.0%

At June 30, 2023, our loan portfolio composition had changed slightly from the composition at December 31, 2022 with commercial real estate and commercial and industrial lending generally continuing to make up the largest segments of our portfolio. At June 30,

2023, approximately 34.9% of the outstanding principal balance of our commercial real estate loans was secured by owner occupied commercial real estate properties compared to 35.4% at December 31, 2022. Owner occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development loan segment continues to be a meaningful portion of our portfolio and reflects the development and growth of the local communities in which we operate and is diversified between commercial, residential and land.

Lending Concentrations. We periodically analyze our loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2022
Lessors of nonresidential buildings	$4,628,530	$1,771,281	$6,399,811	$7,058,045
Lessors of residential buildings	1,627,054	1,455,555	3,082,609	3,725,186
New Housing For-Sale Builders	548,260	943,534	1,491,794	1,763,089
Music Publishers	673,643	511,529	1,185,172	1,127,636

Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At June 30, 2023, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 84.5% compared to 85.9% at December 31, 2022. Construction and land development, non-owner occupied commercial real estate and multifamily loans as a percentage of total risk-based capital were 256.7% and 249.6% as of June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor and regulate its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The following table presents the maturity distribution of our loan portfolio by loan segment at June 30, 2023 according to contractual maturities of (1) one year or less, (2) after one but within five years, (3) after five but within fifteen years and (4) after fifteen years. The table also presents the portion of loans by loan segment that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index (dollars in thousands):

	Due in one year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total

Commercial real estate:
Owner-occupied	$272,387	$1,702,847	$1,440,892	$429,233	$3,845,359
Non-owner occupied	1,458,937	4,759,091	886,696	66,164	7,170,888
Consumer real estate - mortgage	84,160	482,545	340,627	3,785,341	4,692,673
Construction and land development	1,232,042	2,313,647	284,547	74,538	3,904,774
Commercial and industrial	2,693,244	6,211,201	1,760,997	318,469	10,983,911
Consumer and other	162,318	305,626	46,789	40,952	555,685
Total loans	$5,903,088	$15,774,957	$4,760,548	$4,714,697	$31,153,290

Loans with fixed interest rates:
Commercial real estate:
Owner-occupied	$141,797	$1,156,917	$1,023,073	$305,135	$2,626,922
Non-owner occupied	453,227	2,666,439	502,246	50,213	3,672,125
Consumer real estate - mortgage	37,375	375,281	121,574	2,095,295	2,629,525
Construction and land development	166,359	451,462	206,172	52,499	876,492
Commercial and industrial	859,521	2,155,474	1,275,884	232,547	4,523,426
Consumer and other	77,375	192,211	45,425	40,952	355,963
Total loans	$1,735,654	$6,997,784	$3,174,374	$2,776,641	$14,684,453

Loans with variable interest rates:
Commercial real estate:
Owner-occupied	$130,590	$545,930	$417,819	$124,098	$1,218,437

Non-owner occupied	1,005,710	2,092,652	384,450	15,951	3,498,763
Consumer real estate - mortgage	46,785	107,264	219,053	1,690,046	2,063,148
Construction and land development	1,065,683	1,862,185	78,375	22,039	3,028,282
Commercial and industrial	1,833,723	4,055,727	485,113	85,922	6,460,485
Consumer and other	84,943	113,415	1,364	—	199,722
Total loans	$4,167,434	$8,777,173	$1,586,174	$1,938,056	$16,468,837

The above information does not consider the impact of scheduled principal payments. Loans totaling $1.4 billion at their contractual floor rate at June 30, 2023 are presented as fixed interest rate loans in the table above.

Loans in Past Due Status. The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
Loans past due 30 to 89 days:	2023	2022
Commercial real estate:
Owner occupied	$2,829	$2,727
Non-owner occupied	206	407
Consumer real estate – mortgage	16,843	13,718
Construction and land development	677	323
Commercial and industrial	19,410	29,170
Consumer and other	5,438	5,744
Total loans past due 30 to 89 days	$45,403	$52,089

Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$2,016	$1,139
Non-owner occupied	—	1,681
Consumer real estate – mortgage	6,670	9,094
Construction and land development	130	130
Commercial and industrial	18,858	9,428
Consumer and other	937	746
Total loans past due 90 days or more	$28,611	$22,218

Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.15%	0.18%
Loans past due 90 days or more as a percentage of total loans	0.09%	0.08%
Total loans in past due status as a percentage of total loans	0.24%	0.26%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $98.9 million, or 0.3% of total loans at June 30, 2023, compared to $53.8 million, or 0.2% of total loans at December 31, 2022. The majority of the increase was attributable to risk rating downgrades in the non-owner occupied commercial real estate and commercial and industrial portfolios. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, or worse, but not considered nonperforming loans. Potential problem loans totaling $333,000 were past due at least 30 days but less than 90 days as of June 30, 2023.

Nonperforming Assets and Modified Loans. At June 30, 2023, we had $47.4 million in nonperforming assets compared to $46.1 million at December 31, 2022. Included in nonperforming assets were $44.3 million in nonaccrual loans and $3.1 million in OREO and other nonperforming assets at June 30, 2023 and $38.1 million in nonaccrual loans and $8.0 million in OREO and other nonperforming assets at December 31, 2022. At June 30, 2023, there were $2.4 million of modified loans to borrowers experiencing financial difficulty, all of which were accruing as of the modification date and remain on accrual status.

Allowance for Credit Losses on Loans (ACL). On January 1, 2020, we adopted FASB ASU 2016-13, which introduced the current expected credit losses (CECL) methodology and required us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, the ACL represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of June 30, 2023 and December 31, 2022, our ACL was approximately $337.5 million and $300.7 million, respectively, which our management believed to be adequate at each of the respective dates. Our ACL as a percentage of total loans was 1.08% at June 30, 2023 compared to 1.04% at December 31, 2022. During the second quarter of 2023, we implemented updated CECL models in an effort to ensure that risk in our portfolio at an individual loan level continues to be adequately captured given the uncertain state of the economy. The implementation of the new model had no material effect on the overall allowance for credit losses in the quarter.

Our CECL models rely largely on recent historical and projected future macroeconomic conditions to estimate future credit losses. Macroeconomic factors used in the model include the unadjusted and seasonally adjusted national unemployment rate, GDP, commercial property price index, consumer credit, commercial real estate price index, household debt ratio, household financial obligations ratio, and certain home price indices. Projections of these macroeconomic factors, obtained from an independent third party, are utilized to predict quarterly rates of default.

CECL methodology requires the allowance for credit losses to be measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis.

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At June 30, 2023, a reasonable and supportable period of eighteen months, as compared to twenty-four months at December 31, 2022 and March 31, 2023, was utilized for all loan segments followed by a twelve month straight line reversion period to long term averages. The change in the reasonable and supportable period during the period supported by the continued uncertainty in the macroeconomic environment and, as such, an uncertainty in projected forecasted macroeconomic variables utilized in our CECL models.

The following table sets forth, based on management's estimate, the allocation of the allowance for credit losses on loans to categories of loans and loan balances by category and the percentage of loans in each category to total loans and allowance for credit losses as a percentage of total loans within each loan category as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023				December 31, 2022
	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)
Commercial real estate:
Owner occupied	$26,497	$3,845,359	0.69%	12.3%	$26,617	$3,587,257	0.74%	12.3%
Non-owner occupied	55,108	7,170,888	0.77%	23.0%	40,479	6,542,619	0.62%	22.5%
Consumer real estate - mortgage	59,374	4,692,673	1.27%	15.1%	36,536	4,435,046	0.82%	15.3%
Construction and land development	38,855	3,904,774	1.00%	12.5%	36,114	3,679,498	0.98%	12.7%
Commercial and industrial	148,418	10,983,911	1.35%	35.3%	144,353	10,241,362	1.41%	35.3%
Consumer and other	9,207	555,685	1.66%	1.8%	16,566	555,823	2.98%	1.9%
Total	$337,459	$31,153,290	1.08%	100.0%	$300,665	$29,041,605	1.04%	100.0%

The following table presents information related to credit losses on loans by loan segment for the six months ended June 30, 2023 and year ended December 31, 2022 (in thousands):

	Provision for credit losses	Net (charge-offs) recoveries	Average loans	Ratio of net (charge-offs) recoveries to average loans (1)
For the six months ended June 30, 2023:
Commercial real estate:
Owner occupied	$(134)	$14	$3,689,812	—%
Non-owner occupied	13,440	1,189	6,861,616	0.03%
Consumer real estate - mortgage	21,653	1,185	4,541,422	0.05%
Construction and land development	2,490	251	3,871,642	0.01%
Commercial and industrial	20,765	(16,700)	10,719,692	(0.31)%
Consumer and other	(4,358)	(3,001)	495,058	(1.22)%
Total	$53,856	$(17,062)	$30,179,242	(0.11)%

	Provision for credit losses	Net (charge-offs) recoveries	Average loans	Ratio of net (charge-offs) recoveries to average loans (1)
For the year ended December 31, 2022:
Commercial real estate:
Owner occupied	$6,330	$669	$3,258,092	0.02%
Non-owner occupied	(18,027)	2	5,812,052	—%
Consumer real estate - mortgage	3,571	861	4,031,082	0.02%
Construction and land development	6,364	321	3,369,233	0.01%
Commercial and industrial	55,346	(23,333)	9,162,689	(0.25)%
Consumer and other	10,395	(5,067)	466,435	(1.08)%
Total	$63,979	$(26,547)	$26,099,583	(0.10)%
(1) Net charge-offs for the year-to-date period ended June 30, 2023 have been annualized.

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
Based upon our evaluation of the loan portfolio, we believe the ACL to be adequate to absorb our estimate of expected future credit losses on loans outstanding at June 30, 2023. While our policies and procedures used to estimate the ACL as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our ACL and, thus, the resulting provision for credit losses.

Investments. Our investment securities portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities, amounted to $6.6 billion at June 30, 2023 and December 31, 2022, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at June 30, 2023 and December 31, 2022 follows:

	June 30, 2023	December 31, 2022
Weighted average life	9.64 years	11.62 years
Effective duration*	4.55%	4.39%
Tax equivalent yield	3.66%	3.19%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of June 30, 2023 and December 31, 2022 was 6.10% and 6.07%, respectively.

Restricted Cash. Our restricted cash balances totaled approximately $22.6 million at June 30, 2023 compared to $31.4 million at December 31, 2022. This restricted cash is maintained at other financial institutions as collateral primarily for our derivative portfolio. The decrease in restricted cash is attributable primarily to a decrease in collateral requirements on certain derivative instruments for which the fair value has increased. See Note 9. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Securities Purchased with Agreement to Resell. At June 30, 2023 and December 31, 2022, we had $507.2 million and $513.3 million, respectively, in securities purchased with agreement to resell. This balance is the result of repurchase agreement transactions with financial institution counterparties. We initially secured these investments to allow us to deploy some of our excess liquidity position into instruments that improved the return on funds in the then current historically low interest rate environment. The current repurchase agreements are set to mature in 2026.

Deposits and Other Borrowings. We had approximately $37.7 billion of deposits at June 30, 2023 compared to $35.0 billion at December 31, 2022. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. At June 30, 2023 and December 31, 2022, we estimate that we had approximately $13.1 billion and $15.7 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. Included in our uninsured deposits at June 30, 2023 and December 31, 2022, we estimate that we had approximately $2.6 billion and $2.0 billion, respectively, in deposits which are collateralized. We routinely enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $163.8 million at June 30, 2023 and $194.9 million at December 31, 2022. Additionally, at June 30, 2023 and December 31, 2022, Pinnacle Bank had borrowed $2.2 billion and $464.4 million, respectively, in advances from the Federal Home Loan Bank of Cincinnati (FHLB). The increase in FHLB advances during the six months ended June 30, 2023 was the result of our decision to increase our levels of on-balance sheet liquidity in response to the current economic environment and its impact on the banking sector following the failures of multiple high-profile banking institutions. At June 30, 2023, Pinnacle Bank had approximately $2.9 billion in additional availability with the FHLB; however, incremental borrowings are subject to applicable collateral requirements and are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or noncore funding as shown in the table below. The following table represents the balances of our deposits and other funding, the average rate paid for each type and the percentage of each type to the total at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	Average Rate Paid	Percent	December 31, 2022	Average Rate Paid	Percent
Core funding:
Noninterest-bearing deposit accounts	$8,436,799	0.00%	20.8%	$9,812,744	0.00%	27.2%
Interest-bearing demand accounts	5,080,334	2.59%	12.5%	5,699,981	0.80%	15.8%
Savings and money market accounts	9,692,521	2.62%	23.9%	10,743,225	0.74%	29.8%
Time deposit accounts less than $250,000	1,888,279	2.97%	4.7%	1,458,206	0.85%	4.0%
Reciprocating deposits (1)	7,067,988	3.63%	17.5%	3,276,300	1.09%	9.1%
Reciprocating CD accounts (1)	614,846	3.71%	1.5%	310,621	1.23%	0.9%
Total core funding	32,780,767	2.06%	80.9%	31,301,077	0.53%	86.8%
Noncore funding:
Relationship based noncore funding:
Other time deposits	1,867,218	3.65%	4.6%	1,177,786	1.19%	3.3%
Securities sold under agreements to repurchase	163,774	1.46%	0.4%	194,910	0.39%	0.5%
Total relationship based noncore funding	2,030,992	3.39%	5.0%	1,372,696	1.00%	3.8%
Wholesale funding:
Brokered deposits	2,238,367	4.43%	5.5%	1,939,633	2.13%	5.4%
Brokered time deposits	836,309	3.09%	2.1%	542,742	1.69%	1.5%
Federal Home Loan Bank advances	2,200,917	4.11%	5.5%	464,436	2.26%	1.3%
Subordinated debt and other funding	424,497	5.44%	1.0%	424,055	4.41%	1.2%
Total wholesale funding	5,700,090	4.21%	14.1%	3,370,866	2.41%	9.4%
Total noncore funding	7,731,082	4.01%	19.1%	4,743,562	2.10%	13.2%
Totals	$40,511,849	2.40%	100.0%	$36,044,639	0.72%	100.0%
(1)The reciprocating categories consists of time and money market deposits we receive from a bank network (the IntraFi network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the IntraFi network. Regulatory guidance defines reciprocating deposits in a portfolio of a bank of our size over and above $5.0 billion as non-core funding. However, we have witnessed no distinction in the behavior of the deposits in our portfolio over and above $5.0 billion versus the deposits up to $5.0 billion. Therefore, we have included the entire portfolio of reciprocating deposits in the table above as core funding.

As noted in the table above, our core funding as a percentage of total funding declined moving from 86.8% at December 31, 2022 to 80.9% at June 30, 2023 but remained above internal policies. We created and implemented several deposit gathering initiatives in 2022 in anticipation of the more challenging deposit gathering environment. We remain optimistic that we will be able to grow our levels of core funding as needed to fund our balance sheet in a sound manner, though during the first six months of 2023, in response to the current macroeconomic environment, we elected to increase our levels of on-balance sheet liquidity. This increase was funded by a combination of increased core deposits, increased FHLB advances and increases in brokered time deposits. When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of June 30, 2023.

The amount of time deposits as of June 30, 2023 amounted to $5.2 billion. The following table shows our time deposits in denominations of less than $250,000 and in denominations of $250,000 and greater by category based on time remaining until maturity and the weighted average rate for each category as of June 30, 2023 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$825,071	2.86%
Over three but less than six months	502,015	3.67%
Over six but less than twelve months	1,118,524	4.15%
Over twelve months	702,231	4.03%
	$3,147,841	3.71%
Denominations $250,000 and greater
Three months or less	$662,517	4.45%
Over three but less than six months	492,093	4.64%
Over six but less than twelve months	582,608	4.37%
Over twelve months	321,593	3.90%
	$2,058,811	4.39%
Totals	$5,206,652	3.98%

Subordinated debt and other borrowings. Pinnacle Bank receives advances from the FHLB pursuant to the terms of various borrowing agreements which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At June 30, 2023, Pinnacle Bank had received advances from the FHLB totaling $2.2 billion up from $464.4 million at December 31, 2022. At June 30, 2023, the scheduled maturities of FHLB advances and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates (1)
2023	$—	—%
2024	—	—%
2025	366,250	4.87%
2026	162,500	4.00%
2027	237,500	4.14%
Thereafter	1,450,012	3.90%
	2,216,262
Deferred costs	(1,448)
Fair value hedging adjustment	(13,897)
Total Federal Home Loan Bank advances	$2,200,917
Weighted average interest rate		4.09%
(1)The FHLB advance that matures in 2025 includes a variable interest rate that could increase or decrease in the future. The table reflects rates in effect as of June 30, 2023.

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

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at June 30, 2023	Coupon Structure at June 30, 2023
Trust preferred securities
PNFP Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	8.31%	3-month LIBOR + 2.80% (1)
PNFP Statutory Trust II	September 15, 2005	September 30, 2035	20,619	6.94%	3-month LIBOR + 1.40% (1)
PNFP Statutory Trust III	September 7, 2006	September 30, 2036	20,619	7.19%	3-month LIBOR + 1.65% (1)
PNFP Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	8.40%	3-month LIBOR + 2.85% (1)
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	8.51%	3-month LIBOR + 3.25% (1)

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at June 30, 2023	Coupon Structure at June 30, 2023
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	8.11%	3-month LIBOR + 2.85% (1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	7.66%	3-month LIBOR + 2.40% (1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	7.24%	3-month LIBOR + 1.70% (1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	8.64%	3-month LIBOR + 3.10% (1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	7.04%	3-month LIBOR + 1.49% (1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	7.03%	3-month LIBOR + 1.73% (1)
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	7.04%	3-month LIBOR + 1.50% (1)

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)

Debt issuance costs and fair value adjustments			(8,498)
Total subordinated debt and other borrowings			$424,497
(1) Rate will transition to 3-month term SOFR plus a comparable tenor spread adjustment with the next adjustment date beginning after July 1, 2023 as three month LIBOR ceased to be published effective July 1, 2023.
(2) Previously was to migrates to three month LIBOR + 2.775%, but will now migrate to an alternative benchmark rate plus a comparable spread beginning September 15, 2024 through the end of the term as three month LIBOR ceased to be published effective July 1, 2023.

Capital Resources. At June 30, 2023 and December 31, 2022, our shareholders' equity amounted to $5.8 billion and $5.5 billion, respectively. At June 30, 2023 and December 31, 2022, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 11. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At June 30, 2023, we had approximately $209.1 million of cash at the parent company that could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

Share Repurchase Program. On January 17, 2023, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the share repurchase program that expired on March 31, 2023. The new authorization is to remain in effect through March 31, 2024. We did not repurchase any shares under either share repurchase program during 2023 or 2022, respectively.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $1.2 billion at June 30, 2023. Additionally, approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Pinnacle Bank to fall below specified minimum levels. During the six months ended June 30, 2023, the bank paid dividends of $52.8 million to us which is within the limits allowed by banking regulations.

During the three and six months ended June 30, 2023, we paid $17.2 million and $34.4 million, respectively, in dividends to our common shareholders and $3.8 million and $7.6 million, respectively, in dividends on our Series B Preferred Stock. On July 18, 2023, our board of directors declared a $0.22 per share quarterly cash dividend to common shareholders which should approximate $17.2 million in aggregate dividend payments that are expected to be paid on August 25, 2023 to common shareholders of record as of the close of business on August 4, 2023. Additionally, on that same day, our board of directors approved a quarterly dividend of approximately $3.8 million, or $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock payable on September 1, 2023 to shareholders of record at the close of business on August 17, 2023. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including, if necessary, our receipt of dividends from Pinnacle Bank, regulatory capital requirements, as they become known to us and receipt of any regulatory approvals that may become required as a result of our and our bank subsidiary's financial results.

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

There were several noteworthy factors when comparing the results of both the earnings simulation and the economic value of equity modeling results as of June 30, 2023 to the modeling results as of June 30, 2022:

•The Federal Reserve tightened monetary policy with 350 basis points of Fed Funds rate increases since June 30, 2022.
•Our deposit mix shifted as evidenced by a drop in our non-interest bearing deposits as a percentage of total deposits dropping from 33.9% to 22.4%.
•We entered into $875 million of interest rate floors for our variable rate loan portfolio.
•We entered into $875 million of interest rate collars for our variable rate loan portfolio.
•We entered into $850 million of receive-fixed interest rate swaps on our wholesale funding portfolio.

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

	Estimated % Change in Net Interest Income Over 12 Months
	June 30, 2023*	June 30, 2022*
Instantaneous Rate Change
300 bps increase	7.60%	7.80%
200 bps increase	5.60%	5.60%
100 bps increase	3.00%	2.90%
100 bps decrease	(2.90)%	(7.70)%
200 bps decrease	(5.00)%	(15.40)%
300 bps decrease	(7.50)%	(17.70)%
*: Negative interest rates are not contemplated in these scenarios. The Treasury curve and all short-term rate indices, such as Fed Funds, SOFR, etc., are assumed to be zero bound.

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

The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios set out in the table above is a key assumption in our projected estimates of net interest income. The projected impact on net interest income in the table above assumes no change in deposit portfolio size or mix from the baseline forecast in alternative rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding as we experienced in the first half of 2023 would reduce the assumed benefit of those deposits. The projected impact on net interest income in the table above also assumes a "through-the-cycle" non-maturity deposit beta which may not be an accurate predictor of actual deposit rate changes realized in scenarios of smaller and/or non-parallel interest rate movements.

At June 30, 2023, our earnings simulation model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At June 30, 2023, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

	June 30, 2023*	June 30, 2022*
Instantaneous Rate Change
300 bps increase	(18.90)%	(17.20)%
200 bps increase	(13.20)%	(11.00)%
100 bps increase	(6.90)%	(5.70)%
100 bps decrease	5.60%	4.30%
200 bps decrease	0.10%	(3.90)%
300 bps decrease	(1.10)%	(9.10)%
*: Negative interest rates are not contemplated in these scenarios. The Treasury curve and all short-term rate indices, such as Fed Funds, SOFR, etc., are assumed to be zero bound.Funds, LIBOR, etc., are assumed to be zed.

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

At June 30, 2023, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods. At present, ALCO has determined that its "most likely" rate scenario assumes no further increases in short-term interest rates from the Federal Reserve in 2023 after the latest 25 basis point increase on July 26, 2023. Our "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

We have in the past used, and may in the future continue to use, derivative financial instruments as one tool to manage our interest rate sensitivity, including in our mortgage lending program, while continuing to meet the credit and deposit needs of our customers. For further details on the derivatives we currently use, see Note 9. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At June 30, 2023, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB Cincinnati and, pursuant to a borrowing agreement with the FHLB Cincinnati, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity at the FHLB Cincinnati. At June 30, 2023, we believe we had an estimated $2.9 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $155.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than one month. There were no outstanding borrowings under these agreements at June 30, 2023, or during the three months then ended, although we test the availability of these accommodations periodically. Pinnacle Bank also had approximately $5.9 billion in available Federal Reserve discount window and the Federal Reserve's new Bank Term Funding Program (BTFP) lines of credit at June 30, 2023. The BTFP is a new facility established in response to liquidity concerns within the banking industry following the recent failures of multiple high-profile financial institutions. The BTFP was designed to provide available additional funding to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.

At June 30, 2023, excluding reciprocating time and money market deposits issued through the IntraFiNetwork, we had approximately $3.1 billion in brokered deposits and $13.1 billion in uninsured deposits. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. During the first six months of 2023, and in response to the uncertainty resulting from the macroeconomic environment and the failure of multiple high-profile financial institutions, we intentionally increased our levels of on-balance sheet liquidity. This increase was funded by a combination of increased core deposits, increased borrowings from the FHLB Cincinnati, holding the proceeds from the recent sale-leaseback transaction and the sale of investment securities and increases in brokered time deposits. We intend to continue to prepay and/or let mature wholesale funding as core deposit levels allow.

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

At June 30, 2023, we had no individually significant commitments for capital expenditures. But, we believe the number of our locations, including non-branch locations, will increase over an extended period of time across our footprint, including the markets to which we have recently expanded, and that certain of our locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. Additionally, we expect we will continue to incur costs associated with planned technology improvements to enhance the infrastructure of our firm.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds).

We have certain contractual obligations as of June 30, 2023, which by their terms have a contractual maturity and termination dates subsequent to June 30, 2023. Each of these commitments is noted throughout Item 2. Management's Discussion and Analysis. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months and that we will have adequate liquidity to meet our obligations over a longer-term as well.

Off-Balance Sheet Arrangements. At June 30, 2023, we had outstanding standby letters of credit of $333.0 million and unfunded loan commitments outstanding of $16.0 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At June 30, 2023, we had accrued reserves of $21.5 million related to expected credit losses associated with off-balance sheet commitments.

Recently Adopted Accounting Pronouncements

See "Part I - Item 1. Consolidated Financial Statements - Note. 1 Summary of Significant Accounting Policies" of this Report for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 40 through 63 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-(f)) occurred during the fiscal quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended June 30, 2023.

Period	Total Number of Shares Repurchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	5,578	$54.24	—	125,000,000
May 1, 2023 to May 31, 2023	25	50.34	—	125,000,000
June 1, 2023 to June 30, 2023	217	54.83	—	125,000,000
Total	5,820	$54.25	—	125,000,000
______________________
(1)During the quarter ended June 30, 2023, 20,147 shares of restricted stock, restricted stock units or performance stock units previously awarded to certain of the participants in our equity incentive plans vested. We withheld 5,820 shares of common stock to satisfy tax withholding requirements associated with the vesting of these awards.

(2)On January 17, 2023, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the previously authorized share repurchase program that expired on March 31, 2023. The new authorization is to remain in effect through March 31, 2024. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase program does not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. Pinnacle Financial did not repurchase any shares under its share repurchase program during the three months ended June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

August 4, 2023	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer

August 4, 2023	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer