Form 10-Q
period 2023-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2023-11-03
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____ to ____
Commission File Number: 001-39309
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

As of October 31, 2023 there were 76,774,199 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2023

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or BHG, including as a result of the negative impact of inflationary pressures on our and BHG's customers and their businesses, resulting in significant increases in loan losses and provisions for those losses and, in the case of BHG, substitutions; (ii) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (iii) the sale of investment securities in a loss position before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs; (iv) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina, Georgia, Alabama, Virginia and Kentucky, particularly in commercial and residential real estate markets; (v) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the long-term historical growth rate of its, or such entities', loan portfolio; (vi) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to limit the rates it pays on deposits or uncertainty exists in the financial services sector; (vii) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (viii) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (ix) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of the negative impact to net interest margin from rising deposit and other funding costs; (x) the results of regulatory examinations; (xi) BHG's ability to profitably grow its business and successfully execute on its business plans; (xii) risks of expansion into new geographic or product markets; (xiii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or other intangible assets; (xiv) the ineffectiveness of Pinnacle Bank's hedging strategies, or the unexpected counterparty failure or hedge failure of the underlying hedges; (xv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xvi) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvii) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Bank's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xviii) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xix) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xx) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients; (xxi) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xxii) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xxiii) the risks associated with Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company or all or a portion of their ownership interests in BHG (triggering a similar sale by Pinnacle Bank); (xxiv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxv) fluctuations in the valuations of Pinnacle Financial's equity investments and the ultimate success of such investments; (xxvi) the availability of and access to capital; (xxvii) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions; and (xxviii) general competitive, economic, political and market conditions. Additional factors which could affect the forward looking statements can be found in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2022, subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC and available on the SEC's website at http://www.sec.gov. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	September 30, 2023	December 31, 2022
ASSETS
Cash and noninterest-bearing due from banks	$279,652	$268,649
Restricted cash	17,356	31,447
Interest-bearing due from banks	2,855,094	877,286
Cash and cash equivalents	3,152,102	1,177,382
Securities purchased with agreement to resell	500,000	513,276
Securities available-for-sale, at fair value	3,863,697	3,558,870
Securities held-to-maturity (fair value of $2.6 billion and $2.7 billion, net of allowance for credit losses of $1.7 million and $1.6 million at Sept. 30, 2023 and Dec. 31, 2022, respectively)	3,018,579	3,079,050
Consumer loans held-for-sale	119,489	42,237
Commercial loans held-for-sale	20,513	21,093
Loans	31,943,284	29,041,605
Less allowance for credit losses	(346,192)	(300,665)
Loans, net	31,597,092	28,740,940
Premises and equipment, net	252,669	327,885
Equity method investment	480,996	443,185
Accrued interest receivable	177,390	161,182
Goodwill	1,846,973	1,846,973
Core deposits and other intangible assets	29,216	34,555
Other real estate owned	2,555	7,952
Other assets	2,462,519	2,015,441
Total assets	$47,523,790	$41,970,021
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$8,324,325	$9,812,744
Interest-bearing	10,852,086	7,884,605
Savings and money market accounts	14,306,359	13,774,534
Time	4,813,039	3,489,355
Total deposits	38,295,809	34,961,238
Securities sold under agreements to repurchase	195,999	194,910
Federal Home Loan Bank advances	2,110,598	464,436
Subordinated debt and other borrowings	424,718	424,055
Accrued interest payable	67,442	19,478
Other liabilities	591,583	386,512
Total liabilities	41,686,149	36,450,629
Shareholders' equity:
Preferred stock, no par value, 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at Sept. 30, 2023 and Dec. 31, 2022, respectively	217,126	217,126
Common stock, par value $1.00; 180.0 million shares authorized; 76.8 million and 76.5 million shares issued and outstanding at Sept. 30, 2023 and Dec. 31, 2022, respectively	76,753	76,454
Additional paid-in capital	3,097,702	3,074,867
Retained earnings	2,745,934	2,341,706
Accumulated other comprehensive loss, net of taxes	(299,874)	(190,761)
Total shareholders' equity	5,837,641	5,519,392
Total liabilities and shareholders' equity	$47,523,790	$41,970,021
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(dollars in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$508,963	$315,935	$1,419,761	$795,164
Securities:
Taxable	36,525	18,204	97,850	41,977
Tax-exempt	24,185	21,408	72,590	58,752
Federal funds sold and other	57,621	16,217	118,371	26,864
Total interest income	627,294	371,764	1,708,572	922,757

Interest expense:
Deposits	280,305	55,189	685,562	83,620
Securities sold under agreements to repurchase	1,071	182	2,449	320
Federal Home Loan Bank advances and other borrowings	28,676	10,609	75,695	28,984
Total interest expense	310,052	65,980	763,706	112,924
Net interest income	317,242	305,784	944,866	809,833
Provision for credit losses	26,826	27,493	77,282	43,120
Net interest income after provision for credit losses	290,416	278,291	867,584	766,713

Noninterest income:
Service charges on deposit accounts	12,665	10,906	36,563	33,552
Investment services	13,253	10,780	39,022	34,676
Insurance sales commissions	2,882	2,928	10,598	9,518
Gain on mortgage loans sold, net	2,012	1,117	5,632	7,333
Investment gains (losses) on sales, net	(9,727)	217	(19,688)	156
Trust fees	6,640	5,706	19,696	17,744
Income from equity method investment	24,967	41,341	70,970	124,461
Gain on sale of fixed assets	87	227	85,946	425
Other noninterest income	38,018	31,583	105,426	105,938
Total noninterest income	90,797	104,805	354,165	333,803

Noninterest expense:
Salaries and employee benefits	130,344	129,910	398,495	378,373
Equipment and occupancy	36,900	27,886	100,959	80,343
Other real estate expense, net	33	(90)	190	101
Marketing and other business development	5,479	4,958	17,085	13,494
Postage and supplies	2,621	2,795	8,303	7,486
Amortization of intangibles	1,765	1,951	5,339	5,873
Other noninterest expense	36,091	31,843	106,230	92,282
Total noninterest expense	213,233	199,253	636,601	577,952
Income before income taxes	167,980	183,843	585,148	522,564
Income tax expense	35,377	35,185	117,975	99,669
Net income	132,603	148,658	467,173	422,895
Preferred stock dividends	(3,798)	(3,798)	(11,394)	(11,394)
Net income available to common shareholders	$128,805	$144,860	$455,779	$411,501

Per share information:
Basic net income per common share	$1.69	$1.91	$6.00	$5.43
Diluted net income per common share	$1.69	$1.91	$5.99	$5.42
Weighted average common shares outstanding:
Basic	76,044,182	75,761,930	75,998,965	75,723,129
Diluted	76,201,916	75,979,056	76,102,622	75,945,469

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$132,603	$148,658	$467,173	$422,895
Other comprehensive gain (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	(113,305)	(107,276)	(81,899)	(338,362)
Change in fair value of cash flow hedges, net of tax	(17,403)	—	(28,764)	—
Accretion of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	(1,597)	(1,327)	(5,999)	(3,902)
Net gain on cash flow hedges reclassified from other comprehensive income into net income, net of tax	(2,473)	(2,477)	(7,217)	(7,497)
Net loss (gain) on sale of investment securities reclassified from other comprehensive income into net income, net of tax	7,293	(160)	14,766	(115)
Total other comprehensive loss, net of tax	(127,485)	(111,240)	(109,113)	(349,876)
Total comprehensive income	$5,118	$37,418	$358,060	$73,019

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(dollars and shares in thousands)	Preferred Stock Amount	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts
Balance at December 31, 2021	$217,126	76,143	$76,143	$3,045,802	$1,864,350	$107,186	$5,310,607
Exercise of employee common stock options & related tax benefits	—	6	6	124	—	—	130
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(16,976)	—	(16,976)
Issuance of restricted common shares, net of forfeitures	—	158	158	(158)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(35)	(35)	(3,736)	—	—	(3,771)
Issuance of common stock pursuant to restricted stock unit (RSU) and performance stock unit (PSU) agreements, net of shares withheld for taxes & related tax benefits	—	105	105	(5,566)	—	—	(5,461)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	9,448	—	—	9,448
Net income	—	—	—	—	129,110	—	129,110
Other comprehensive loss	—	—	—	—	—	(138,339)	(138,339)
Balance at March 31, 2022	$217,126	76,377	$76,377	$3,045,914	$1,972,686	$(31,153)	$5,280,950
Exercise of employee common stock options & related tax benefits	—	8	8	185	—	—	193
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,065)	—	(17,065)
Issuance of restricted common shares, net of forfeitures	—	8	8	(8)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(8)	(8)	(623)	—	—	(631)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	10,760	—	—	10,760
Net income	—	—	—	—	145,127	—	145,127
Other comprehensive loss	—	—	—	—	—	(100,297)	(100,297)
Balance at June 30, 2022	$217,126	76,385	$76,385	$3,056,228	$2,096,950	$(131,450)	$5,315,239
Exercise of employee stock options & related tax benefits	—	—	—	(45)	—	—	(45)
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,074)	—	(17,074)
Issuance of restricted common shares, net of forfeitures	—	32	32	(32)	—	—	—
Restricted shares withheld for taxes & related tax benefits		(4)	(4)	(298)	—	—	(302)
Compensation expense for restricted shares & performance stock units	—	—	—	10,674	—	—	10,674
Net income	—	—	—	—	148,658	—	148,658
Other comprehensive loss	—	—	—	—	—	(111,240)	(111,240)
Balance at September 30, 2022	$217,126	76,413	$76,413	$3,066,527	$2,224,736	$(242,690)	$5,342,112

	Preferred Stock Amount	Common Stock				Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts	Additional Paid-in Capital	Retained Earnings
Balance at December 31, 2022	$217,126	76,454	$76,454	$3,074,867	$2,341,706	$(190,761)	$5,519,392
Exercise of employee common stock options & related tax benefits	—	40	40	920	—	—	960
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,173)	—	(17,173)
Issuance of restricted common shares, net of forfeitures	—	193	193	(193)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(41)	(41)	(3,035)	—	—	(3,076)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes & related tax benefits	—	93	93	(3,738)	—	—	(3,645)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	10,199	—	—	10,199
Net income	—	—	—	—	137,271	—	137,271
Other comprehensive income	—	—	—	—	—	43,998	43,998
Balance at March 31, 2023	$217,126	76,739	$76,739	$3,079,020	$2,458,006	$(146,763)	$5,684,128
Exercise of employee common stock options & related tax benefits	—	—	—	11	—	—	11
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,192)	—	(17,192)
Issuance of restricted common shares, net of forfeitures	—	7	7	(7)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(6)	(6)	(310)	—	—	(316)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	9,253	—	—	9,253
Net income	—	—	—	—	197,299	—	197,299
Other comprehensive loss	—	—	—	—	—	(25,626)	(25,626)
Balance at June 30, 2023	$217,126	76,740	$76,740	$3,087,967	$2,634,315	$(172,389)	$5,843,759
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,186)	—	(17,186)
Issuance of restricted common shares, net of forfeitures	—	19	19	(19)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(6)	(6)	(367)	—	—	(373)
Compensation expense for restricted shares & performance stock units	—	—	—	10,121	—	—	10,121
Net income	—	—	—	—	132,603	—	132,603
Other comprehensive loss	—	—	—	—	—	(127,485)	(127,485)
Balance at September 30, 2023	$217,126	76,753	$76,753	$3,097,702	$2,745,934	$(299,874)	$5,837,641

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollars in thousands)	Nine months ended September 30,
	2023	2022
Operating activities:
Net income	$467,173	$422,895
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	44,635	50,794
Depreciation, amortization and accretion	59,417	44,686
Provision for credit losses	77,282	43,120
Gain on mortgage loans sold, net	(5,632)	(7,333)
Investment losses (gains) on sales, net	19,688	(156)
Gain on other equity investments, net	(9,512)	(9,104)
Stock-based compensation expense	29,573	30,882
Deferred tax expense	11,891	1,263
Losses (gains) on dispositions of other real estate and other investments	82	(179)
Gain on sale of fixed assets	(85,946)	(425)
Gain on remeasurement of previously held noncontrolling interest	—	(5,500)
Income from equity method investment	(70,970)	(124,461)
Dividends received from equity method investment	33,159	59,401
Excess tax benefit from stock compensation	(241)	(2,921)
Gain on commercial loans sold, net	(408)	(2,274)
Commercial loans held for sale originated	(315,209)	(411,833)
Commercial loans held for sale sold	316,198	416,380
Consumer loans held for sale originated	(1,294,384)	(1,263,024)
Consumer loans held for sale sold	1,222,764	1,270,654
Increase in other assets	(189,302)	(56,223)
Increase in other liabilities	61,005	43,565
Net cash provided by operating activities	371,263	500,207
Investing activities:
Activities in securities available-for-sale:
Purchases	(914,989)	(668,860)
Sales	303,145	29,501
Maturities, prepayments and calls	108,371	336,933
Activities in securities held-to-maturity:
Purchases	—	(804,841)
Maturities, prepayments and calls	38,677	59,038
Net decrease in securities purchased under agreements to resell	13,276	471,001
Increase in loans, net	(3,062,357)	(4,290,474)
Proceeds from sale of loans	117,216	—
Purchases of software, premises and equipment	(61,870)	(47,468)
Proceeds from sales of software, premises and equipment	198,414	656
Proceeds from sale of other real estate	5,749	994
Purchase of bank owned life insurance policies	—	(100,000)
Proceeds from bank owned life insurance settlements	3,221	1,002
Purchase of FHLB stock, net	(36,722)	(12,389)
Acquisition, net of cash acquired	—	(30,415)
Increase in other investments, net	(49,750)	(68,945)
Net cash used in investing activities	(3,337,619)	(5,124,267)
Financing activities:
Net increase in deposits	3,334,595	2,390,200
Net increase in securities sold under agreements to repurchase	1,089	37,995
Federal Home Loan Bank: Advances	3,425,000	400,000
Federal Home Loan Bank: Repayments/maturities	(1,750,000)	(400,000)
Repayments of other borrowings	—	(29,547)
Principal payments of finance lease obligation	(224)	(207)
Issuance of common stock pursuant to RSA, RSU and PSU agreements, net of shares withheld for taxes	(3,645)	(5,462)
Exercise of common stock options, net of shares surrendered for taxes	(2,794)	(4,425)
Common stock dividends paid	(51,551)	(51,115)
Preferred stock dividends paid	(11,394)	(11,394)
Net cash provided by financing activities	4,941,076	2,326,045
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,974,720	(2,298,015)
Cash, cash equivalents, and restricted cash, beginning of period	1,177,382	4,101,539
Cash, cash equivalents, and restricted cash, end of period	$3,152,102	$1,803,524
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

On March 1, 2022, Pinnacle Bank acquired the remaining 80% outstanding membership interest of JB&B Capital, LLC (JB&B) for a cash price of $32.0 million. JB&B is a commercial equipment financing business headquartered in Knoxville, TN. Pinnacle Bank had previously acquired 20% of JB&B in 2017. Pinnacle Financial accounted for the acquisition of JB&B under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. At the acquisition date, JB&B's net assets were recorded at a fair value of $12.9 million, consisting mainly of loans and leases receivable. JB&B's $29.5 million of indebtedness was also paid off in connection with consummation of the acquisition. The preexisting noncontrolling interest of JB&B held by Pinnacle Bank was remeasured at a fair value of $8.0 million on the acquisition date resulting in a gain on remeasurement of $5.5 million that was recorded in other noninterest income during the nine months ended September 30, 2022. The purchase price allocations for the acquisition of JB&B were finalized during the first quarter of 2023.

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

These consolidated financial statements include the accounts of Pinnacle Financial and its wholly-owned subsidiaries. Certain statutory trust affiliates of Pinnacle Financial, as noted in Note 12. Other Borrowings, are included in these consolidated financial statements pursuant to the equity method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation.

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

Allowance for Credit Losses - Loans — Pinnacle Financial adopted FASB ASC 326, Financial Instruments - Credit Losses, effective January 1, 2020, which requires the estimation of an allowance for credit losses in accordance with the Current Expected Credit Losses (CECL) methodology. Pinnacle Financial's management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off. During the second quarter of 2023, Pinnacle Financial implemented updated CECL models in an effort to ensure that risk in its portfolio at an individual loan level continues to be adequately captured given the uncertain state of the economy. The implementation of the new model had no material effect on the overall allowance for credit losses in the quarter of implementation.

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
•Commercial and industrial loans - Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows. Loans granted under the Paycheck Protection Program (PPP), which are fully guaranteed by the Small Business Administration (SBA), are included in this category.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification. Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

For commercial real estate, consumer real estate, construction and land development, and commercial and industrial loans, Pinnacle Financial primarily utilizes a probability of default (PD) and loss given default (LGD) modeling approach. These models utilize historical correlations between default experience, loan level attributes and certain macroeconomic factors as determined through a statistical regression analysis. All loan segments modeled using this approach incorporate one or more macroeconomic drivers. Macroeconomic factors used in the model include the unadjusted and seasonally adjusted unemployment rate, gross domestic product, commercial property price index, consumer credit, commercial real estate price index, household debt ratio, household financial obligations ratio, and certain home price indices. Projections of these macroeconomic factors, obtained from an independent third party, are utilized to predict quarterly rates of default based on the statistical PD models. Adjustments are made to predicted default rates as considered necessary for each loan segment based on other quantitative and qualitative information not utilized as a direct input into the statistical models. The predicted quarterly default rates are then applied to the estimated future exposure at default (EAD), as determined based on contractual amortization terms and estimated prepayments. An estimated LGD, determined based on historical loss experience, is applied to the quarterly defaulted balances for each loan segment to estimate future losses of the loan's amortized cost.

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. At September 30, 2023, a reasonable and supportable period of eighteen months was utilized for all loan segments, followed by a twelve month straight line reversion to long term averages.

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

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. Individual evaluations are generally performed for loans greater than $1.0 million which have experienced significant credit deterioration. Such loans are evaluated for credit losses based on either discounted cash flows or the fair value of collateral. For loans individually evaluated for which repayment is expected to be provided substantially through the operation or sale of the collateral, Pinnacle Financial has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of the collateral, with selling costs considered in the event sale of the collateral is expected.

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

In some cases, a loan restructuring will result in providing multiple types of modifications. Typically, one type of modification, such as a payment delay or term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness or an interest rate reduction, may be granted. Additionally, multiple types of modifications may be made on the same loan within the current reporting period. Such a combination is at least two of the following: a payment delay, term extension, principal forgiveness, and interest rate reduction. Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

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

While policies and procedures used to estimate the allowance for credit losses, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators, model validators and internal auditors, they are necessarily approximate and imprecise. There are factors beyond Pinnacle Financial's control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for credit losses.

Other than the changes noted above under the section titled "Allowance for Credit Losses - Loans", there have been no significant changes to Pinnacle Financial's significant accounting policies as disclosed in the 2022 10-K.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for the nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	For the nine months ended September 30,
	2023	2022
Cash Transactions:
Interest paid	$714,827	$114,326
Income taxes paid, net	96,698	115,090
Operating lease payments	22,648	13,528
Noncash Transactions:
Loans charged-off to the allowance for credit losses	57,616	33,384
Loans foreclosed upon and transferred to other real estate owned	435	65
Loans foreclosed upon and transferred to other assets	561	—
Available-for-sale securities transferred to held-to-maturity portfolio	—	1,059,737
Right-of-use asset recognized during the period in exchange for lease obligations	195,995	31,333

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

The following is a summary of the basic and diluted net income per common share calculations for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic net income per common share calculation:
Numerator - Net income available to common shareholders	$128,805	$144,860	$455,779	$411,501

Denominator - Weighted average common shares outstanding	76,044	75,762	75,999	75,723
Basic net income per common share	$1.69	$1.91	$6.00	$5.43
Diluted net income per common share calculation:
Numerator - Net income available to common shareholders	$128,805	$144,860	$455,779	$411,501

Denominator - Weighted average common shares outstanding	76,044	75,762	75,999	75,723
Dilutive common shares contingently issuable	158	217	104	222
Weighted average diluted common shares outstanding	76,202	75,979	76,103	75,945
Diluted net income per common share	$1.69	$1.91	$5.99	$5.42

Recently Adopted Accounting Pronouncements — In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was initially effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. Pinnacle Financial implemented a transition plan to identify and convert its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. Pinnacle Financial has moved the majority of its LIBOR-based loans to its preferred replacement index, a Secured Overnight Financing Rate (SOFR) based index as of September 30, 2023. For Pinnacle Financial's currently outstanding LIBOR-based loans, the timing and manner in which each customer's interest rate transitions to a replacement index will vary on a case-by-case basis and should occur at the next repricing date for these loans.

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

Newly Issued Not Yet Effective Accounting Standards — In June 2022, the FASB issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance in ASC 820 when measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of an equity security. This update also requires specific disclosures related to these types of securities. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2022-03 prospectively once adopted. Pinnacle Financial is assessing ASU 2022-03 and its potential impact on its accounting and disclosures.

In March 2023, the FASB issued Accounting Standards Update 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which permits the use of the proportional amortization method of accounting for tax equity investments if certain conditions are met. A reporting entity makes the accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity or individual investment level. The amendments require specific disclosures that must be applied to all investments that generate tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2023-02 on a retrospective or modified retrospective basis once adopted. Pinnacle Financial is assessing ASU 2023-02 and its potential impact on its accounting and disclosures.

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

Subsequent Events — ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after September 30, 2023 through the date of the issued financial statements with no subsequent events being noted as of the date of this filing.

Note 2. Equity method investment

A summary of BHG's financial position as of September 30, 2023 and December 31, 2022 and results of operations as of and for the three and nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	As of
	September 30, 2023	December 31, 2022
Assets	$4,335,128	$4,375,643

Liabilities	3,705,350	3,821,725
Equity interests	629,778	553,918
Total liabilities and equity	$4,335,128	$4,375,643

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues	$311,276	$293,427	$924,560	$829,986
Net income	$48,125	$80,088	$152,163	$257,121

At September 30, 2023, technology, trade name and customer relationship intangibles associated with Pinnacle Bank's investment in BHG, net of related amortization, totaled $6.1 million compared to $6.3 million as of December 31, 2022. Amortization expense of $88,000 and $262,000, respectively, was included for the three and nine months ended September 30, 2023 compared to $128,000 and $384,000, respectively, for the same periods in the prior year. Accretion income of $43,000 and $183,000, respectively, was included in the three and nine months ended September 30, 2023 compared to $164,000 and $595,000, respectively, for the same periods in the prior year.

During the three and nine months ended September 30, 2023, Pinnacle Bank received dividends of $5.6 million and $33.2 million, respectively, from BHG compared to $18.6 million and $59.4 million, respectively, received by Pinnacle Financial and Pinnacle Bank in the aggregate during the three and nine months ended September 30, 2022. The investment in BHG previously held by Pinnacle Financial was contributed to Pinnacle Bank effective September 30, 2022. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. During the three and nine months ended September 30, 2023, Pinnacle Bank purchased no loans from BHG compared to loan purchases of $49.6 million and $125.6 million, respectively, from BHG during the three and nine months ended September 30, 2022. At September 30, 2023 and December 31, 2022, there were $283.6 million and $350.6 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. These loans were purchased from BHG by Pinnacle Bank at par whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.50% and 6.00% per annum.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023:
Securities available-for-sale:
U.S. Treasury securities	$732,128	$1	$2,973	$729,156
U.S. Government agency securities	284,739	—	29,634	255,105
Mortgage-backed securities	1,051,931	131	164,155	887,907
State and municipal securities	1,547,266	3,142	139,285	1,411,123
Asset-backed securities	178,213	2	14,753	163,462
Corporate notes and other	471,984	72	55,112	416,944
	$4,266,261	$3,348	$405,912	$3,863,697
Securities held-to-maturity:
U.S. Treasury securities	$90,417	$—	$5,416	$85,001
U.S. Government agency securities	364,641	—	29,030	335,611
Mortgage-backed securities	386,095	—	50,562	335,533
State and municipal securities	1,893,923	—	324,216	1,569,707
Asset-backed securities	198,650	—	18,645	180,005
Corporate notes and other	86,561	—	11,186	75,375
	$3,020,287	$—	$439,055	$2,581,232
Allowance for credit losses - securities held-to-maturity	(1,708)
Securities held-to-maturity, net of allowance for credit losses	$3,018,579

December 31, 2022:
Securities available-for-sale:
U.S. Treasury securities	$196,151	$—	$1,967	$194,184
U.S. Government agency securities	432,475	—	36,318	396,157
Mortgage-backed securities	1,114,948	211	143,583	971,576
State and municipal securities	1,478,310	12,553	78,557	1,412,306
Asset-backed securities	134,386	—	16,983	117,403
Corporate notes and other	515,221	41	48,018	467,244
	$3,871,491	$12,805	325,426	$3,558,870
Securities held-to-maturity:
U.S Treasury securities	$92,738	$—	$6,472	$86,266
U.S. Government agency securities	374,255	—	27,860	346,395
Mortgage-backed securities	413,119	52	41,593	371,578
State and municipal securities	1,927,778	2,216	233,564	1,696,430
Asset-backed securities	184,241	—	18,573	165,668
Corporate notes	88,527	—	9,918	78,609
	$3,080,658	$2,268	$337,980	$2,744,946
Allowance for credit losses - securities held-to-maturity	(1,608)
Securities held-to-maturity, net of allowance for credit losses	$3,079,050

During the quarters ended March 31, 2022, March 31, 2020 and September 30, 2018, Pinnacle Financial transferred, at fair value, $1.1 billion, $873.6 million and $179.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax losses of $1.5 million, net unrealized after tax gains of $69.0 million and net unrealized after tax losses of $2.2 million, respectively, remained in accumulated other comprehensive income (loss) and are being amortized over the remaining life of the transferred securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. At September 30, 2023, approximately $1.9 billion of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At September 30, 2023, repurchase agreements comprised of secured borrowings totaled $196.0 million and were secured by $196.0 million of pledged U.S. government agency securities, mortgage-backed securities, municipal securities, asset-backed securities and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to the customers with whom it has entered into the repurchase agreements for the customers to remain adequately secured.

The amortized cost and fair value of debt securities as of September 30, 2023 by contractual maturity is shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
September 30, 2023:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$20,932	$22,591	$19,901	$19,059
Due in one year to five years	121,345	128,684	396,635	367,156
Due in five years to ten years	623,763	550,333	132,910	117,293
Due after ten years	2,270,077	2,110,720	1,886,096	1,562,186
Mortgage-backed securities	1,051,931	887,907	386,095	335,533
Asset-backed securities	178,213	163,462	198,650	180,005
	$4,266,261	$3,863,697	$3,020,287	$2,581,232

At September 30, 2023 and December 31, 2022, the following available-for-sale securities had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2023
U.S. Treasury securities	$548,685	$2,357	$172,773	$616	$721,458	$2,973
U.S. Government agency securities	26,468	280	228,637	29,354	255,105	29,634
Mortgage-backed securities	53,755	2,253	801,474	161,902	855,229	164,155
State and municipal securities	221,897	24,286	989,360	114,999	1,211,257	139,285
Asset-backed securities	69,397	1,283	93,719	13,470	163,116	14,753
Corporate notes	10,996	222	384,950	54,890	395,946	55,112
Total temporarily-impaired securities	$931,198	$30,681	$2,670,913	$375,231	$3,602,111	$405,912

At December 31, 2022
U.S. Treasury securities	$192,188	$1,963	$1,997	$4	$194,185	$1,967
U.S. Government agency securities	46,062	2,224	350,094	34,094	396,156	36,318
Mortgage-backed securities	390,014	34,106	570,601	109,477	960,615	143,583
State and municipal securities	568,691	18,863	304,451	59,694	873,142	78,557
Asset-backed securities	513	5	116,442	16,978	116,955	16,983
Corporate notes	259,453	20,260	207,326	27,758	466,779	48,018
Total temporarily-impaired securities	$1,456,921	$77,421	$1,550,911	$248,005	$3,007,832	$325,426

The applicable dates for determining when available-for-sale securities were in an unrealized loss position were September 30, 2023 and December 31, 2022. As such, it is possible that an available-for-sale security had a market value less than its amortized cost on other days during the twelve-month periods ended September 30, 2023 and December 31, 2022, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at September 30, 2023, Pinnacle Financial had approximately $405.9 million in unrealized losses on approximately $3.6 billion of available-for-sale securities. For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial currently does not intend to sell those available-for-sale securities that have an unrealized loss at September 30, 2023, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value of available-for-sale securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with available-for-sale securities at September 30, 2023 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at September 30, 2023. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type. Pinnacle Financial has a zero loss expectation for U.S. treasury securities in addition to U.S. Government agency securities and mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. Credit losses on held-to-maturity state and municipal securities and corporate notes and other securities are estimated using third-party probability of default and loss given default models driven primarily by macroeconomic factors over a reasonable and supportable period of eighteen months with a twelve month reversion to average loss factors. At September 30, 2023 and December 31, 2022, the estimated allowance for credit losses on these held-to-maturity securities was $1.7 million and $1.6 million, respectively, with the change driven largely by changes in macroeconomic forecasts.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At September 30, 2023, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. During the three and nine months ended September 30, 2023, $129.6 million and $303.1 million of available-for-sale securities were sold, respectively, resulting in gross realized gains of $289,000 and $302,000 and gross realized losses of $10.0 million and $20.0 million, respectively. During the three months ended September 30, 2022, $26.6 million of available-for-sale securities were sold resulting in gross realized gains of $292,000 and gross realized losses of $76,000, respectively. During the nine months ended September 30, 2022, $29.5 million of available-for-sale securities were sold resulting in gross realized gains of $292,000 and gross realized losses of $136,000.

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

Loans at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Commercial real estate:
Owner occupied	$3,944,616	$3,587,257
Non-owner occupied	7,447,610	6,542,619
Consumer real estate – mortgage	4,768,780	4,435,046
Construction and land development	3,942,143	3,679,498
Commercial and industrial	11,307,611	10,241,362
Consumer and other	532,524	555,823
Subtotal	$31,943,284	$29,041,605
Allowance for credit losses	(346,192)	(300,665)
Loans, net	$31,597,092	$28,740,940

Commercial loans receive risk ratings assigned by a financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes that are less than those of the other defined risk categories further described below. Pinnacle Financial believes its categories follow those used by Pinnacle Bank's primary regulators. At September 30, 2023, approximately 79.2% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

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

The table below presents loan balances classified within each risk rating category and the current period gross charge-offs by primary loan type and year of origination or most recent renewal as of September 30, 2023 (in thousands):

September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate - owner occupied
Pass	$564,968	$1,140,655	$869,651	$518,137	$299,408	$410,623	$47,514	$3,850,956
Special Mention	1,489	38,361	238	3,986	5,429	3,089	15,614	68,206
Substandard (1)	5,528	8,940	3,043	1,662	569	621	—	20,363
Substandard-nonaccrual	986	660	—	2,360	—	1,085	—	5,091
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$572,971	$1,188,616	$872,932	$526,145	$305,406	$415,418	$63,128	$3,944,616
Current period gross charge-offs	$—	—	—	—	—	—	—	$—

Commercial real estate - non-owner occupied
Pass	$1,005,075	$2,663,004	$1,721,620	$779,796	$589,720	$458,572	$110,497	$7,328,284
Special Mention	3,174	30,455	—	6,788	218	7,348	—	47,983
Substandard (1)	24,641	2,974	40,156	—	1,216	562	—	69,549
Substandard-nonaccrual	1,641	153	—	—	—	—	—	1,794
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - non-owner occupied	$1,034,531	$2,696,586	$1,761,776	$786,584	$591,154	$466,482	$110,497	$7,447,610
Current period gross charge-offs	$—	—	—	—	—	—	—	$—

Consumer real estate – mortgage
Pass	$507,284	$990,832	$1,062,479	$455,584	$212,988	$329,196	$1,190,763	$4,749,126
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	256	1,372	2,743	4,412	6,427	3,848	596	19,654
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$507,540	$992,204	$1,065,222	$459,996	$219,415	$333,044	$1,191,359	$4,768,780
Current period gross charge-offs	$—	(85)	(80)	(6)	(49)	(378)	—	$(598)

Construction and land development
Pass	$888,677	$1,843,853	$1,054,829	$69,024	$12,317	$7,138	$41,491	$3,917,329
Special Mention	3,419	16,107	887	4,318	—	—	—	24,731
Substandard (1)	—	—	—	—	—	83	—	83
Substandard-nonaccrual	—	—	—	—	—	—	—	—
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$892,096	$1,859,960	$1,055,716	$73,342	$12,317	$7,221	$41,491	$3,942,143
Current period gross charge-offs	$—	—	—	—	—	(3)	—	$(3)

Commercial and industrial
Pass	$3,094,118	$2,341,941	$1,229,428	$349,426	$240,221	$167,914	$3,675,820	$11,098,868
Special Mention	11,668	10,675	33,138	1,698	165	2,355	54,795	114,494
Substandard (1)	11,538	1,208	1,154	1,974	1,494	9,068	51,484	77,920
Substandard-nonaccrual	8,624	4,524	1,786	96	377	388	534	16,329
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$3,125,948	$2,358,348	$1,265,506	$353,194	$242,257	$179,725	$3,782,633	$11,307,611
Current period gross charge-offs	$(2,170)	(20,287)	(9,840)	(686)	(88)	(301)	(11,786)	$(45,158)

Consumer and other
Pass	$136,325	$32,958	$72,241	$40,743	$712	$752	$248,711	$532,442
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—

September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Substandard-nonaccrual	—	5	—	—	—	—	77	82
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$136,325	$32,963	$72,241	$40,743	$712	$752	$248,788	$532,524
Current period gross charge-offs	$(29)	(436)	(5,236)	(2,183)	(140)	(64)	(3,769)	$(11,857)

Total loans
Pass	$6,196,447	$9,013,243	$6,010,248	$2,212,710	$1,355,366	$1,374,195	$5,314,796	$31,477,005
Special Mention	19,750	95,598	34,263	16,790	5,812	12,792	70,409	255,414
Substandard (1)	41,707	13,122	44,353	3,636	3,279	10,334	51,484	167,915
Substandard-nonaccrual	11,507	6,714	4,529	6,868	6,804	5,321	1,207	42,950
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$6,269,411	$9,128,677	$6,093,393	$2,240,004	$1,371,261	$1,402,642	$5,437,896	$31,943,284
Current period gross charge-offs	$(2,199)	(20,808)	(15,156)	(2,875)	(277)	(746)	(15,555)	$(57,616)
(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding loan modifications made to borrowers experiencing financial difficulty. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $134.5 million at September 30, 2023, compared to $53.8 million at December 31, 2022.

The table below presents the aging of past due balances by loan segment at September 30, 2023 and December 31, 2022 (in thousands):

September 30, 2023	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans
Commercial real estate:
Owner occupied	$3,218	$202	$4,947	$8,367	$3,936,249	$3,944,616
Non-owner occupied	214	—	153	367	7,447,243	7,447,610
Consumer real estate – mortgage	3,361	16,926	9,767	30,054	4,738,726	4,768,780
Construction and land development	154	227	—	381	3,941,762	3,942,143
Commercial and industrial	14,889	4,521	18,012	37,422	11,270,189	11,307,611
Consumer and other	3,589	1,907	1,361	6,857	525,667	532,524
Total	$25,425	$23,783	$34,240	$83,448	$31,859,836	$31,943,284

December 31, 2022
Commercial real estate:
Owner occupied	$2,112	$615	$1,139	$3,866	$3,583,391	$3,587,257
Non-owner occupied	359	48	1,681	2,088	6,540,531	6,542,619
Consumer real estate – mortgage	13,635	83	9,094	22,812	4,412,234	4,435,046
Construction and land development	221	102	130	453	3,679,045	3,679,498
Commercial and industrial	15,457	13,713	9,428	38,598	10,202,764	10,241,362
Consumer and other	4,056	1,688	746	6,490	549,333	555,823
Total	$35,840	$16,249	$22,218	$74,307	$28,967,298	$29,041,605

The following table details the changes in the allowance for credit losses for the three and nine months ended September 30, 2023 and 2022, respectively, by loan classification (in thousands):

	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Three months ended September 30, 2023:
Balance at June 30, 2023	$26,497	$55,108	$59,374	$38,855	$148,418	$9,207	$337,459
Charged-off loans	—	—	(168)	(3)	(20,330)	(4,208)	(24,709)
Recovery of previously charged-off loans	52	44	374	86	3,831	2,229	6,616
Provision for credit losses on loans	1,329	2,097	10,917	(1,908)	12,383	2,008	26,826
Balance at September 30, 2023	$27,878	$57,249	$70,497	$37,030	$144,302	$9,236	$346,192

Three months ended September 30, 2022:
Balance at June 30, 2022	$19,609	$52,547	$33,883	$28,681	$125,772	$11,991	$272,483
Charged-off loans	(447)	(99)	(155)	—	(13,029)	(3,969)	(17,699)
Recovery of previously charged-off loans	1,039	—	426	15	2,869	2,367	6,716
Provision for credit losses on loans	(132)	(1,884)	1,311	(75)	24,673	2,695	26,588
Balance at September 30, 2022	$20,069	$50,564	$35,465	$28,621	$140,285	$13,084	$288,088

Nine months ended September 30, 2023:
Balance at December 31, 2022	$26,617	$40,479	$36,536	$36,114	$144,353	$16,566	$300,665
Charged-off loans	—	—	(598)	(3)	(45,158)	(11,857)	(57,616)
Recovery of previously charged-off loans	66	1,233	1,989	337	11,959	6,877	22,461
Provision for credit losses on loans	1,195	15,537	32,570	582	33,148	(2,350)	80,682
Balance at September 30, 2023	$27,878	$57,249	$70,497	$37,030	$144,302	$9,236	$346,192
Nine months ended September 30, 2022:
Balance at December 31, 2021	$19,618	$58,504	$32,104	$29,429	$112,340	$11,238	$263,233
Charged-off loans	(1,412)	(284)	(409)	(150)	(22,684)	(8,445)	(33,384)
Recovery of previously charged-off loans	1,373	247	1,298	164	10,393	5,091	18,566
Provision for credit losses on loans	490	(7,903)	2,472	(822)	40,236	5,200	39,673
Balance at September 30, 2022	$20,069	$50,564	$35,465	$28,621	$140,285	$13,084	$288,088

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

Under the current model, commercial and industrial loans consider gross domestic product (GDP), the consumer credit index and the national unemployment rate, commercial construction loans and commercial real estate loans including nonowner occupied and owner occupied commercial real estate loans consider the national unemployment rate and the commercial property and commercial real estate price indices, construction and land development loans consider the commercial property, consumer credit and home price indices dependent upon their use as residential versus commercial, consumer real estate loans consider the home price index and household debt ratio and other consumer loans consider the national unemployment rate and the household financial obligations ratio.

Under the previous model, all loan segments considered changes in the national unemployment rate. In addition to the national unemployment rate, GDP and the three-month treasury rate were considered for owner occupied commercial real estate loans, the commercial real estate price index and the five-year treasury rate were considered for construction loans, and the three-month treasury rate was considered for commercial and industrial loans.

A third-party provides management with quarterly macroeconomic scenarios, which management evaluates to determine the best estimate of the expected losses. For the consumer and other loan segment, a non-statistical approach based on historical charge off rates is utilized. The implementation of the new model including the addition of, and changes to, macroeconomic factors considered had no material effect on the overall allowance for credit losses.

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. A reasonable and supportable period of eighteen months was utilized for all loan segments at September 30, 2023 as compared to twenty-four months at December 31, 2022, followed by a twelve month straight line reversion to long term averages at each measurement date.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, as of September 30, 2023 and December 31, 2022 (in thousands):

	Real Estate	Business Assets	Other	Total
September 30, 2023
Commercial real estate:
Owner occupied	$24,243	$—	$—	$24,243
Non-owner occupied	28,933	—	—	28,933
Consumer real estate – mortgage	22,435	—	—	22,435
Construction and land development	61	—	—	61
Commercial and industrial	—	24,618	630	25,248
Consumer and other	—	—	—	—
Total	$75,672	$24,618	$630	$100,920
December 31, 2022
Commercial real estate:
Owner occupied	$10,804	$—	$—	$10,804
Non-owner occupied	4,795	—	—	4,795
Consumer real estate – mortgage	22,466	—	—	22,466
Construction and land development	299	—	—	299
Commercial and industrial	—	12,327	—	12,327
Consumer and other	—	—	2	2
Total	$38,364	$12,327	$2	$50,693

The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. Pinnacle Financial uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, a loan modification will be granted by providing principal forgiveness on certain loans. When principal forgiveness is provided, the amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, a loan restructuring will result in providing multiple types of modifications. Typically, one type of modification, such as a payment delay or term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness or an interest rate reduction, may be granted. Additionally, multiple types of modifications may be made on the same loan within the current reporting period. Such a combination is at least two of the following: a payment delay, term extension, principal forgiveness, and interest rate reduction. Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023 (all of which modifications occurred in the three months ended September 30, 2023), disaggregated by class of loans and type of modification granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty (in thousands):

	Three and nine months ended September 30, 2023
	Payment Delay		Term Extension		Combination¹
	Total	%	Total	%	Total	%	Total

Commercial real estate:
Owner occupied	$—	—%	$5,528	0.14%	$—	—%	$5,528
Non-owner occupied	11,165	0.15%	—	—%	13,476	0.18%	24,641
Consumer real estate – mortgage	—	—%	—	—%	—	—%	—
Construction and land development	—	—%	—	—%	—	—%	—
Commercial and industrial	—	—%	3,225	0.03%	—	—%	3,225
Consumer and other	—	—%	—	—%	—	—%	—
Total	$11,165		$8,753		$13,476		$33,394
¹ The combination includes payment delay, term extension, and an interest rate reduction.

Three and nine months ended September 30, 2023
Financial Effect

Payment Delay:
Non-owner occupied	Implemented interest-only payments until loan maturity
Term Extension:
Owner Occupied	Added a weighted average 0.25 years to the term of the modified loans
Commercial and industrial	Added a weighted average 0.25 years to the term of the modified loans
Combination:
Non-owner Occupied	Reduced weighted average contractual interest rate by 0.55%, added a weighted average 2 years to the term, and implemented an alternative payment schedule until loan maturity

None of the loans included in the tables above were subsequently past due in the months following modification. Additionally, none had a payment default in the nine months ended September 30, 2023 and none had been modified within the previous twelve months. Pinnacle Financial charged off $357,000 of previously modified commercial and industrial loans during the three months ended September 30, 2023.

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at September 30, 2023 and December 31, 2022. Also presented is the balance of loans on nonaccrual status at

September 30, 2023 for which there was no related allowance for credit losses recorded (in thousands):

	September 30, 2023			December 31, 2022
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner occupied	$5,091	$2,339	$—	$1,882	$—	$—
Non-owner occupied	1,794	1,641	—	2,244	1,040	—
Consumer real estate – mortgage	19,654	1,299	—	17,330	—	—
Construction and land development	—	—	—	231	—	—
Commercial and industrial	16,329	—	3,608	16,345	8,003	3,663
Consumer and other	82	—	1,361	84	—	743
Total	$42,950	$5,279	$4,969	$38,116	$9,043	$4,406

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three and nine months ended September 30, 2023 and 2022, respectively. Had these loans been on accruing status, an additional $1.2 million and $3.1 million of interest income would have been recognized for the three and nine months ended September 30, 2023, respectively, compared to an additional $240,000 and $864,000 for the three and nine months ended September 30, 2022, respectively. Approximately $9.2 million and $6.4 million of nonaccrual loans were performing pursuant to their contractual terms as of September 30, 2023 and December 31, 2022, respectively.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at September 30, 2023 with the comparative exposures for December 31, 2022 (in thousands):

	September 30, 2023
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2022
Lessors of nonresidential buildings	$4,672,499	$1,545,847	$6,218,346	$7,058,045
Lessors of residential buildings	1,793,549	1,296,827	3,090,376	3,725,186
New Housing For-Sale Builders	547,566	918,711	1,466,277	1,763,089
Music Publishers	744,947	477,077	1,222,024	1,127,636

Among other data, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At September 30, 2023 and December 31, 2022, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 83.1% and 85.9%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 256.4% and 249.6% as of September 30, 2023 and December 31, 2022, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. At September 30, 2023, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate monitoring of its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds.

At September 30, 2023, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $38.3 million to current directors, executive officers, and their related interests, of which $34.4 million had been drawn upon. At December 31, 2022, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $20.9 million to directors, executive officers, and their related interests, of which approximately $16.0 million had been drawn upon. All loans to directors, executive officers, and their related interests were performing in accordance with contractual terms at September 30, 2023 and December 31, 2022.

Loans Held for Sale

At September 30, 2023, Pinnacle Financial had approximately $20.5 million in commercial loans held for sale compared to $21.1 million at December 31, 2022. These include commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers. Also included are commercial loans originated for sale to BHG as part of BHG's alternative financing portfolio.

At September 30, 2023, Pinnacle Financial had approximately $25.1 million of mortgage loans held-for-sale compared to approximately $12.9 million at December 31, 2022. Total mortgage loan volumes sold during the nine months ended September 30, 2023 were approximately $511.3 million compared to approximately $691.7 million for the nine months ended September 30, 2022. During the three and nine months ended September 30, 2023, Pinnacle Financial recognized $2.0 million and $5.6 million, respectively, in gains on the sale of these loans, net of commissions paid, compared to $1.1 million and $7.3 million, respectively, during the three and nine months ended September 30, 2022.

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

Note 5.  Premises and Equipment and Lease Commitments

Premises and equipment at September 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	Range of Useful Lives			September 30, 2023	December 31, 2022
Land	Not applicable			$33,176	$71,741
Buildings	15 years	-	30 years	101,840	206,434
Leasehold improvements	14 years	-	35 years	70,755	62,209
Furniture and equipment	3 years	-	20 years	181,972	144,979
				387,743	485,363
Less: accumulated depreciation and amortization				135,074	157,478
				$252,669	$327,885

Depreciation and amortization expense was $7.3 million and $22.1 million, respectively, for the three and nine months ended September 30, 2023 compared to $6.7 million and $19.1 million, respectively, for the three and nine months ended September 30, 2022.

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

During the second quarter of 2023, Pinnacle Bank consummated a sale-leaseback transaction pursuant to which it sold a combined 49 properties to two unaffiliated entities, PNB TN Portfolio Owner LLC and PNB Portfolio Owner, LLC (each, a "Purchaser" and collectively, the "Purchasers"), each of whom is an affiliate of Oak Street Real Estate Capital, for an aggregate cash purchase price of $198.2 million and concurrently agreed to separately lease each of those properties for an initial term of 14.5 years, with two five (5) year renewal options that Pinnacle Bank may exercise to extend the term of any of the leases. The pre-tax, net gain recorded associated with the sale of these 49 properties was $85.7 million, after deducting transaction-related expenses. The aggregate annual lease expense associated with these properties will be approximately $17.0 million for the first twelve months of the lease term, with each lease including a 1.9% annual rent escalation during the initial term, and a 2.0% annual rent escalation during each of the two five-year renewal terms, if exercised. The proceeds of the sale-leaseback transaction have been retained in Pinnacle Bank's cash accounts at the Federal Reserve, where they are currently anticipated to remain through at least the end of 2023.

Right-of-use assets and lease liabilities relating to Pinnacle Financial's operating and finance leases are as follows at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Right-of-use assets:
Operating leases	$293,013	$126,767
Finance leases	1,148	1,318
Total right-of-use assets	$294,161	$128,085
Lease liabilities:
Operating leases	$300,965	$133,108
Finance leases	2,233	2,458
Total lease liabilities	$303,198	$135,566

The total lease cost related to operating leases and short term leases is recognized on a straight-line basis over the lease term. For finance leases, right-of-use assets are amortized on a straight-line basis over the lease term and interest imputed on the lease liability is recognized using the effective interest method. The components of Pinnacle Financial's total lease cost were as follows for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$12,729	$6,466	$24,460	$14,539
Short-term lease cost	93	75	267	286
Finance lease cost:
Interest on lease liabilities	55	62	141	158
Amortization of right-of-use asset	75	76	188	188
Sublease income	(348)	(338)	(1,014)	(998)
Net lease cost	$12,604	$6,341	$24,042	$14,173

The weighted average remaining lease term and weighted average discount rate for operating and finance leases at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	12.18 years	10.44 years
Finance leases	5.01 years	5.84 years
Weighted average discount rate
Operating leases	4.23%	3.11%
Finance leases	7.22%	7.22%

Cash flows related to operating and finance leases during the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating cash flows related to operating leases	$11,790	$5,859	$22,648	$13,528
Operating cash flows related to finance leases	55	62	141	158
Financing cash flows related to finance leases	101	94	250	233

Future undiscounted lease payments for operating and finance leases with initial terms of more than 12 months are as follows at September 30, 2023 (in thousands):

	Operating Leases	Finance Leases
2023	$8,944	$127
2024	36,046	527
2025	33,787	527
2026	31,418	527
2027	30,316	527
Thereafter	252,829	440
Total undiscounted lease payments	393,340	2,675
Less: imputed interest	(92,375)	(442)
Net lease liabilities	$300,965	$2,233

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $9.4 million and $15.8 million at September 30, 2023 and December 31, 2022, respectively. During the three months ended September 30, 2023, Pinnacle Financial paid no taxes related to state income tax filings for tax years prior to 2023. During the nine months ended September 30, 2023, Pinnacle Financial paid $6.3 million in taxes related to state income tax filings for tax years prior to 2023. No change was recorded to the unrecognized tax benefit related to uncertain tax positions for the three and nine month periods ended September 30, 2022.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest and penalties were recognized during the three and nine months ended September 30, 2023. No interest and penalties were recognized for the three months ended September 30, 2022. Pinnacle Financial recognized $264,000 in interest and penalties for the nine months ended September 30, 2022.

Pinnacle Financial's effective tax rate for the three and nine months ended September 30, 2023 was 21.1% and 20.2%, respectively, compared to 19.1% for both the three and nine months ended September 30, 2022. The difference between the effective tax rate and the federal and state income tax statutory rate of 25.00% and 26.14% at September 30, 2023 and 2022, respectively, is primarily due to investments in bank qualified municipal securities, tax benefits of Pinnacle Bank's real estate investment trust subsidiary, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation, bank-owned life insurance and Pinnacle Financial's captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC premiums and non-deductible executive compensation.

Income tax expense is also impacted by the vesting of equity-based awards and the exercise of employee stock options, which as expense or benefit is recorded as a discrete item as a component of total income tax, the amount of which is dependent upon the change in the grant date fair value and the vest date fair value of the underlying award. For the three and nine months ended

September 30, 2023, Pinnacle Financial recognized tax expense of $16,000 and excess tax benefits of $241,000, respectively, with respect to the vesting of equity-based awards and the exercise of employee stock options. Pinnacle Financial recognized no excess tax benefits or expenses for the three months ended September 30, 2022. For the nine months ended September 30, 2022, Pinnacle Financial recognized excess tax benefits of $2.9 million.

Note 7. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2023, these commitments amounted to $15.6 billion, of which approximately $1.8 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At September 30, 2023, these commitments amounted to $326.8 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At September 30, 2023 and December 31, 2022, Pinnacle Financial had accrued reserves of $21.5 million and $25.0 million, respectively, for the inherent risks associated with these off-balance sheet commitments. There was no provision for these unfunded commitments for the three months ended September 30, 2023 and a decrease of $3.5 million for the nine months ended September 30, 2023. For the same periods in 2022, there were increases of $500,000 and $2.0 million, respectively, to the provision for unfunded commitments.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolutions of these claims outstanding at September 30, 2023 are not expected to have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 8.  Stock Options and Restricted Shares

Pinnacle Financial's Amended and Restated 2018 Omnibus Equity Incentive Plan (2018 Plan) permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At September 30, 2023, there were approximately 928,000 shares available for issuance under the 2018 Plan.

Upon the acquisition of CapitalMark, Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further awards remain available for issuance under the CapitalMark Option Plan. At September 30, 2023, all of the options remaining outstanding under any equity incentive plan of Pinnacle Financial were granted under the CapitalMark Option Plan.

Common Stock Options

A summary of the stock option activity within the equity incentive plans during the nine months ended September 30, 2023 and information regarding, contractual terms remaining, intrinsic values and other matters is as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2022	40,188	$25.00	0.33	$1,945	(1)
Granted	—
Exercised	(40,188)
Forfeited	—
Outstanding at September 30, 2023	—	$—	—	$—
Options exercisable at September 30, 2023	—	$—	—	$—
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted closing price of Pinnacle Financial common stock of $73.40 per common share at December 31, 2022 for the 40,188 options that were in-the-money at December 31, 2022.

Compensation costs related to stock options granted under Pinnacle Financial's equity incentive plans have been fully recognized and, as of September 30, 2023, there were no further options outstanding under any of Pinnacle Financial's equity incentive plans.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the nine months ended September 30, 2023 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2022	675,611	$78.53
Shares awarded	239,898
Restrictions lapsed and shares released to associates/directors	(183,915)
Shares forfeited	(21,316)
Unvested at September 30, 2023	710,278	$77.84

Pinnacle Financial has granted restricted share awards to associates and outside directors with time-based vesting criteria. Compensation expense associated with time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the nine months ended September 30, 2023. The table reflects the life-to-date activity for these awards:

Grant year	Group (1)	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (4)	Shares unvested
Time Based Awards
2023	Associates (2)	5	229,058	270	152	6,358	222,278
Outside Director Awards (3)
2023	Outside directors	1	10,840	—	—	—	10,840

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

(4)These shares represent forfeitures resulting from recipients whose employment or board membership was terminated during the year-to-date period ended September 30, 2023. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Restricted Stock Unit Awards

A summary of activity for unvested restricted stock units for the nine months ended September 30, 2023 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2022	73,983	$88.21
Shares awarded	70,716
Restrictions lapsed and shares released to associates	(31,392)
Shares forfeited	(7,167)
Unvested at September 30, 2023	106,140	$77.91

Pinnacle Financial grants restricted stock units to its Named Executive Officers (NEOs) and leadership team members with time-based vesting criteria. Compensation expense associated with time-based vesting restricted stock unit awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock unit grants that were made, grouped by similar vesting criteria, during the nine months ended September 30, 2023. The table reflects the life-to-date activity for these awards:

Grant year	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (1)	Shares unvested
2023	3	70,716	153	100	4,233	66,230

(1)These shares represent forfeitures resulting from recipients whose employment was terminated during the year-to-date period ended September 30, 2023. Dividend equivalents are held in escrow for award recipients for dividends paid prior to the forfeiture restrictions lapsing. Such dividend equivalents are not released from escrow if an award is forfeited.

Performance Stock Unit Awards

The following table details the performance stock unit awards outstanding at September 30, 2023:

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
(1)The named executive officers are awarded a range of awards that generally may be earned based on attainment of goals between a target level of performance and a maximum level of performance. The 230,000 performance units awarded to the NEOs in 2022 may be earned based on target level performance and do not include a maximum level payout.
(2)Performance stock unit awards granted in or after 2021, if earned, will be settled in shares of Pinnacle Financial common stock in the period noted in the table, if the performance criterion included in the applicable performance unit award agreement are met.

During the nine months ended September 30, 2023 and 2022, the restrictions associated with 111,108 and 149,893 performance stock unit awards previously granted, respectively, lapsed based on the terms of the underlying award agreements and approval by Pinnacle Financial's Human Resources and Compensation Committee. Also, during the nine months ended September 30, 2023 and 2022, such awards were settled into shares of Pinnacle Financial common stock with 38,782 and 53,125, respectively, shares being withheld to pay the taxes associated with the settlement of those shares.

Stock compensation expense related to restricted share awards, restricted stock unit awards and performance stock unit awards for the three and nine months ended September 30, 2023 was $10.1 million and $29.6 million, respectively, compared to $10.7 million and $30.9 million, respectively, for the three and nine months ended September 30, 2022. As of September 30, 2023, the total compensation cost related to unvested restricted share awards, restricted stock unit awards and performance stock unit awards estimated at maximum performance not yet recognized was $72.7 million. This expense, if the underlying units are earned, is expected to be recognized over a weighted-average period of 1.93 years.

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

Pinnacle Financial's derivative instruments with certain counterparties contain legally enforceable netting that allow multiple transactions to be settled into a single amount. The fair value hedge and interest rate swaps (swaps) assets and liabilities are presented at gross fair value before the application of bilateral collateral and master netting agreements, but after the initial margin posting and daily variation margin payments made with central clearinghouse organizations. Total fair value hedge and swaps assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of September 30, 2023 and December 31, 2022. The resulting net fair value hedge and swaps asset and liability fair values are included in other assets and other liabilities, respectively, on the consolidated balance sheets. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customers' transactions as of September 30, 2023 and December 31, 2022 is included in the following table (in thousands):

	September 30, 2023		December 31, 2022
	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Interest rate swap agreements:
Assets	$1,886,702	$117,072	$1,620,520	$39,763
Liabilities	1,886,702	(118,367)	1,620,520	(96,483)
Total	$3,773,404	$(1,295)	$3,241,040	$(56,720)

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At September 30, 2023, there were no interest rate swap agreements designated as non-hedge derivatives cleared through clearing houses. At December 31, 2022, the notional amount of interest rate swap agreements designated as non-hedge derivatives cleared through clearing houses was $827.3 million with a fair value that approximates zero due to $56.3 million in received variation margin payments.

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Interest rate swap agreements	Other noninterest income	$(265)	$(207)	$(847)	$34

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income (loss), net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. A summary of the cash flow hedge relationships as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

					September 30, 2023		December 31, 2022
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor - loans	Other assets	4.09	4.00%-4.50% minus USD-Term SOFR 1M	N/A	$875,000	$25,225	$875,000	$48,622
Interest rate collars - loans	Other assets	4.09	4.25%-4.75% minus USD-Term SOFR 1M	USD-Term SOFR 1M minus 6.75%-7.00%	875,000	23,745	875,000	45,553
					$1,750,000	$48,970	$1,750,000	$94,175

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three and nine months ended September 30, 2023 and 2022 were as follows, net of tax (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Asset derivatives	2023	2022	2023	2022
Interest rate floors and collars - loans	$(17,403)	$—	$(28,764)	$—

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive income (loss) would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Gains on cash flow hedges totaling $2.5 million and $7.2 million, net of tax, were reclassified from accumulated other comprehensive income (loss) into net income during the three and nine months ended September 30, 2023, respectively, compared to $2.5 million and $7.5 million, net of tax, during the three and nine months ended September 30, 2022, respectively. Approximately $9.8 million in unrealized gains, net of tax, are expected to be reclassified from accumulated other comprehensive income (loss) into net income over the next twelve months related to previously terminated cash flow hedges.

Derivatives designated as fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. Pinnacle Financial utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable available-for-sale securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates or SOFR. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. In March 2023, Pinnacle Financial entered into fair value hedges with aggregate notional amounts of $425.0 million to mitigate the effect of changing interest rates on FHLB Cincinnati (FHLB) advances with payments beginning in the first quarter of 2024. In May 2023, Pinnacle Financial entered into additional fair value hedges with aggregate notional amounts of $425.0 million to mitigate the effect of changing interest rates on FHLB advances with payments beginning in the fourth quarter of 2024 and first quarter of 2025.

A summary of Pinnacle Financial's fair value hedge relationships as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

					September 30, 2023		December 31, 2022
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Asset derivatives
Interest rate swaps - securities	Other assets	10.78	2.75%	Federal Funds/ SOFR	$2,012,139	$73,550	$1,420,724	$56,056
Liability derivatives
Interest rate swaps - borrowings	Other liabilities	4.32	N/A	—%	$850,000	$(12,338)	$—	$—
					$2,862,139	$61,212	$1,420,724	$56,056

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At September 30, 2023 and December 31, 2022, the notional amount of fair value derivatives cleared through central clearing houses was $1.9 billion and $877.7 million with a fair value that approximates zero due to $80.6 million and $47.9 million in received variation margin.

Notional amounts of $392.2 million as of September 30, 2023 receive a variable rate of interest based on the daily compounded federal funds rate and notional amounts totaling $1.6 billion as of September 30, 2023 receive a variable rate of interest based on the daily compounded SOFR. Notional amounts receiving a variable rate of interest based on three month LIBOR transitioned to three month SOFR plus a comparable tenor spread adjustment on future rate adjustment dates occurring after June 30, 2023.

The effects of Pinnacle Financial's securities fair value hedge relationships on the income statement during the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
Securities		2023	2022	2023	2022
Interest rate swaps - securities	Interest income on securities	$15,669	$67,917	$17,494	$132,100
Securities available-for-sale	Interest income on securities	$(15,669)	$(67,917)	$(17,494)	$(132,100)
FHLB advances
Interest rate swaps - FHLB advances	Interest expense on FHLB advances and other borrowings	$1,559	$—	$(12,338)	$—
FHLB advances	Interest expense on FHLB advances and other borrowings	$(1,559)	$—	$12,338	$—

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at September 30, 2023 and December 31, 2022 (in thousands):

	Carrying Amount of the Hedged Assets/Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/Liabilities
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Line item on the balance sheet
Securities available-for-sale	$1,957,510	$1,445,511	$(73,550)	$(56,056)
Federal Home Loan Bank advances	$837,662	$—	$(12,338)	$—

During the three and nine months ended September 30, 2023 and 2022 amortization expense totaling $141,000 and $519,000, respectively, compared to $408,000 and $1.6 million, respectively, for the three and nine months ended September 30, 2022, related to previously terminated fair value hedges was recognized as a reduction to interest income on loans.

In April 2022, interest rates swaps designated as fair value hedges with notional amounts totaling $164.3 million and market values totaling $14.3 million were terminated. Approximately $986,000 in gains were recognized at the time of termination and the remaining $10.4 million at September 30, 2023 will be accreted as additional interest income on the previously hedged available-for-sale mortgage backed and municipal securities over the same period as existing purchase discounts or premiums on these securities. In September 2023, Pinnacle Financial terminated interest rate swaps designated as fair value hedges with notional amounts totaling $33.6 million and recognized gains of $1.5 million at the time of termination.

Note 10. Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement.  Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

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

The following tables present financial instruments measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
September 30, 2023
Investment securities available-for-sale:
U.S. Treasury securities	$729,156	$—	$729,156	$—
U.S. Government agency securities	255,105	—	255,105	—
Mortgage-backed securities	887,907	—	887,907	—
State and municipal securities	1,411,123	—	1,410,652	471
Agency-backed securities	163,462	—	163,462	—
Corporate notes and other	416,944	—	416,944	—
Total investment securities available-for-sale	3,863,697	—	3,863,226	471
Other investments	178,040	—	21,377	156,663
Other assets	264,118	—	264,118	—
Total assets at fair value	$4,305,855	$—	$4,148,721	$157,134

Other liabilities	$154,119	$—	$154,119	$—

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Total liabilities at fair value	$154,119	$—	$154,119	$—

December 31, 2022
Investment securities available-for-sale:
U.S. Treasury securities	$194,184	$—	$194,184	$—
U.S. Government agency securities	396,157	—	396,157	—
Mortgage-backed securities	971,576	—	971,576	—
State and municipal securities	1,412,306	—	1,411,677	629
Agency-backed securities	117,403	—	117,403	—
Corporate notes and other	467,244	—	467,244	—
Total investment securities available-for-sale	3,558,870	—	3,558,241	629
Other investments	153,011	—	22,029	130,982
Other assets	190,629	—	190,629	—
Total assets at fair value	$3,902,510	$—	$3,770,899	$131,611

Other liabilities	$96,483	$—	$96,483	$—
Total liabilities at fair value	$96,483	$—	$96,483	$—

The following table presents assets measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

September 30, 2023	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$2,555	$—	$—	$2,555
Collateral dependent loans (1)	60,284	—	—	60,284
Total	$62,839	$—	$—	$62,839

December 31, 2022
Other real estate owned	$7,952	$—	$—	$7,952
Collateral dependent loans (1)	33,767	—	—	33,767
Total	$41,719	$—	$—	$41,719

(1) The carrying values of collateral dependent loans at September 30, 2023 and December 31, 2022 are net of valuation allowances of $10.5 million and $6.5 million, respectively.

In the case of the available-for-sale investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2023, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2023 and 2022 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three months ended September 30,				For the Nine months ended September 30,
	2023		2022		2023		2022
	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments	Available-for-sale Securities	Other investments
Fair value, beginning of period	$479	$151,762	$656	$121,611	$629	$130,982	$828	$100,996
Total realized gains included in income	1	(77)	2	725	3	3,597	5	9,104
Changes in unrealized gains/losses included in other comprehensive income (loss)	(9)	—	(28)	—	(2)	—	(45)	—
Purchases	—	8,015	—	8,481	—	27,947	—	27,244
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(3,037)	—	(5,638)	(159)	(5,863)	(158)	(12,165)
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value, end of period	$471	$156,663	$630	$125,179	$471	$156,663	$630	$125,179
Total realized gains included in income	$1	$(77)	$2	$725	$3	$3,597	$5	$9,104

The following tables present the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at September 30, 2023 and December 31, 2022. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

	Carrying Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
September 30, 2023
Financial assets:
Securities purchased with agreement to resell	$500,000	$449,620	$—	$—	$449,620
Securities held-to-maturity	3,018,579	2,581,232	—	2,581,232	—
Loans, net	31,597,092	30,375,663	—	—	30,375,663
Consumer loans held-for-sale	119,489	119,678	—	119,678	—
Commercial loans held-for-sale	20,513	20,545	—	20,545	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	38,491,808	37,240,824	—	—	37,240,824
Federal Home Loan Bank advances	2,110,598	2,114,924	—	—	2,114,924
Subordinated debt and other borrowings	424,718	457,802	—	—	457,802

	Carrying Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)

December 31, 2022
Financial assets:
Securities purchased with agreement to resell	$513,276	$440,390	$—	$—	$440,390
Securities held-to-maturity	3,079,050	2,744,946	—	2,744,946	—
Loans, net	28,740,940	27,901,662	—	—	27,901,662
Consumer loans held-for-sale	42,237	42,353	—	42,353	—
Commercial loans held-for-sale	21,093	21,151	—	21,151	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	35,156,148	34,435,447	—	—	34,435,447
Federal Home Loan Bank advances	464,436	477,673	—	—	477,673
Subordinated debt and other borrowings	424,055	430,884	—	—	430,884

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
During the nine months ended September 30, 2023, Pinnacle Bank paid $79.5 million of dividends to Pinnacle Financial. As of September 30, 2023, based on the criteria noted above Pinnacle Bank could pay approximately $1.3 billion of additional dividends to Pinnacle Financial. Since the fourth quarter of 2013, Pinnacle Financial has paid a quarterly common stock dividend. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 18, 2022 when the board of directors increased the dividend to $0.22 per common share from $0.18 per common share. During the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th fractional interest in a share of Series B noncumulative, perpetual preferred stock (the "Series B Preferred Stock") in a registered public offering to both retail and institutional investors. Beginning in the third quarter of 2020, Pinnacle Financial began paying a quarterly dividend of $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock. The amount and timing of all future dividend payments by Pinnacle Financial, if any, including dividends on Pinnacle Financial's Series B Preferred Stock (and associated depositary shares), is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's receipt of dividends from Pinnacle Bank, earnings, capital position, financial condition and other factors, including regulatory capital requirements, as they become known to Pinnacle Financial and receipt of any regulatory approvals that may become required as a result of each of Pinnacle Financial's or Pinnacle Bank's financial results.

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

Management believes, as of September 30, 2023, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the applicable 2.5% capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2023
Total capital to risk weighted assets:
Pinnacle Financial	$5,060,635	12.8%	$3,162,167	8.0%	$3,952,709	10.0%
Pinnacle Bank	$4,746,496	12.0%	$3,152,420	8.0%	$3,940,525	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$4,302,258	10.9%	$2,371,625	6.0%	$2,371,625	6.0%
Pinnacle Bank	$4,417,120	11.2%	$2,364,315	6.0%	$3,152,420	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$4,085,010	10.3%	$1,778,719	4.5%	N/A	N/A
Pinnacle Bank	$4,416,997	11.2%	$1,773,236	4.5%	$2,561,341	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$4,302,258	9.4%	$1,830,252	4.0%	N/A	N/A
Pinnacle Bank	$4,417,120	9.7%	$1,827,027	4.0%	$2,283,783	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized (1)
At December 31, 2022
Total capital to risk weighted assets:
Pinnacle Financial	$4,584,292	12.4%	$2,949,276	8.0%	$3,686,595	10.0%
Pinnacle Bank	$4,282,742	11.6%	$2,941,082	8.0%	$3,676,353	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$3,888,100	10.5%	$2,211,957	6.0%	$2,211,957	6.0%
Pinnacle Bank	$4,015,550	10.9%	$2,205,812	6.0%	$2,941,082	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$3,670,851	10.0%	$1,658,968	4.5%	N/A	N/A
Pinnacle Bank	$4,015,427	10.9%	$1,654,359	4.5%	$2,389,629	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$3,888,100	9.7%	$1,595,457	4.0%	N/A	N/A
Pinnacle Bank	$4,015,550	10.1%	$1,591,502	4.0%	$1,989,378	5.0%
(1) Well-capitalized minimum Common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average assets are not formally defined under applicable banking regulations for bank holding companies.
(*) Average assets for the above calculations were based on the most recent quarter.

Note 12.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities and has entered into certain other subordinated debt agreements. These instruments are outlined below as of September 30, 2023 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at September 30, 2023	Coupon Structure at September 30, 2023
Trust preferred securities
PNFP Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	8.47%	3-month SOFR + 2.80% (1)
PNFP Statutory Trust II	September 15, 2005	September 30, 2035	20,619	7.06%	3-month SOFR + 1.40% (1)
PNFP Statutory Trust III	September 7, 2006	September 30, 2036	20,619	7.31%	3-month SOFR + 1.65% (1)
PNFP Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	8.52%	3-month SOFR + 2.85% (1)
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	8.82%	3-month SOFR + 3.25% (1)
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	8.42%	3-month SOFR + 2.85% (1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	7.97%	3-month SOFR + 2.40% (1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	7.36%	3-month SOFR + 1.70% (1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	8.76%	3-month SOFR + 3.10% (1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	7.16%	3-month SOFR + 1.49% (1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	7.36%	3-month SOFR + 1.73% (1)
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	7.16%	3-month SOFR + 1.50% (1)

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)

Debt issuance costs and fair value adjustments			(8,277)
Total subordinated debt and other borrowings			$424,718
(1) Rate transitioned to 3-month term SOFR plus a comparable tenor spread adjustment beginning after July 1, 2023 as three month LIBOR ceased to be published effective July 1, 2023.
(2) Previously was to migrate to three month LIBOR + 2.775%, but will now migrate to an alternative benchmark rate plus comparable spread beginning September 15, 2024 through the end of the term as three month LIBOR ceased to be published effective July 1, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at September 30, 2023 and December 31, 2022 and our results of operations for the three and nine months ended September 30, 2023 and 2022. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein and the risk factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022 (Form 10-K) and the other reports we have filed with the Securities and Exchange Commission since we filed that Form 10-K. Unless the context otherwise requires, the terms "Pinnacle Financial," "we," "our," or similar terms refer to Pinnacle Financial Partners, Inc. and, where appropriate, its subsidiaries.

Overview

General. Our diluted net income per common share for the three and nine months ended September 30, 2023 was $1.69 and $5.99, respectively, compared to $1.91 and $5.42, respectively, for the same periods in 2022. At September 30, 2023, loans increased to $31.9 billion as compared to $29.0 billion at December 31, 2022, and total deposits increased to $38.3 billion at September 30, 2023 from $35.0 billion at December 31, 2022.

Results of Operations. Our net interest income increased to $317.2 million and $944.9 million, respectively, for the three and nine months ended September 30, 2023 compared to $305.8 million and $809.8 million, respectively, for the same periods in the prior year, representing an increase of $11.5 million, or 3.7%, and $135.1 million, or 16.7%, respectively. For the three and nine months ended September 30, 2023 when compared to the comparable periods in 2022, this increase was largely the result of organic loan growth and yield expansion in our earning asset portfolio. Partially offsetting the increase in net interest income were continued increases in cost of funds compared to the prior year's comparable periods and increased levels of on-balance sheet liquidity incurred in the first half of 2023 due to macroeconomic uncertainty. The net interest margin (the ratio of net interest income to average earning assets) for the three and nine months ended September 30, 2023 was 3.06% and 3.22%, respectively, compared to 3.47% and 3.18%, respectively, for the same periods in 2022 and reflects the rising short-term interest rate environment and the impact of increased liquidity, as well as the competitive rate environments for loans and deposits in our markets.

Our provision for credit losses was $26.8 million and $77.3 million, respectively, for the three and nine months ended September 30, 2023 compared to $27.5 million and $43.1 million, respectively, for the same periods in 2022. The change in provision expense for the three and nine month periods ended September 30, 2023 as compared to the same periods in 2022 is primarily the result of net charge-offs totaling $18.1 million and $35.2 million, respectively, compared to $11.0 million and $14.8 million, respectively, for the same periods in 2022. Also contributing to provision expense for the three and nine months ended September 30, 2023 is growth in the loan portfolio as well as the continued uncertainty in the economic environment which impacts the projected macroeconomic factors used in our CECL modeling.
Noninterest income decreased by $14.0 million, or 13.4%, and increased by $20.4 million, or 6.1%, respectively, during the three and nine months ended September 30, 2023 compared to the same periods in 2022. For the nine months ended September 30, 2023, the increase is largely due to the $85.7 million gain on the sale of fixed assets we recognized as a result of the sale-leaseback transaction that was completed in the second quarter of 2023. Wealth management revenues were $22.8 million and $69.3 million, respectively, for the three and nine months ended September 30, 2023 compared to $19.4 million and $61.9 million, respectively, in the same periods in the prior year and also contributed to increased levels of noninterest income. These increases were offset in part by a decline in income from our equity method investment in BHG of $16.4 million, or 39.6%, and $53.5 million, or 43.0%, respectively, during the three and nine months ended September 30, 2023 from the same periods in the prior year. Also offsetting the increases were $9.7 million and $19.7 million in net losses on the sale of investment securities during the three and nine months ended September 30, 2023, respectively, compared to $217,000 and $156,000 in net gains on the sale of investment securities during the three and nine months ended September 30, 2022.

Noninterest expense increased by $14.0 million, or 7.0%, and $58.6 million, or 10.1%, respectively, during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. Impacting noninterest expense for the three and nine months ended September 30, 2023 as compared to the same prior year periods was an increase of $434,000 and $20.1 million, respectively, in salaries and employee benefits. The increase in salaries and employee benefits was primarily the result of an increase in our associate base to 3,329.5 full-time equivalent associates at September 30, 2023 versus 3,184.5 at September 30, 2022, as well as annual merit increases effective in January 2023. Offsetting a portion of the increase in salaries and benefits expense was a decline in cash and equity incentives which were $12.2 million and $23.5 million, respectively, lower in the three and nine months ended September 30, 2023 than in the same prior year periods. Noninterest expense categories, other than salaries and employee benefits, were $82.9 million and $238.1 million, respectively, during the three and nine months ended September 30, 2023 compared to $69.3 million and $199.6 million, respectively, during three and nine months ended September 30, 2022, an increase of 19.5% and 19.3%, respectively. These increases are largely due to equipment and occupancy costs of $36.9 million and $101.0 million, respectively, for the three and nine months ended September 30, 2023 compared to $27.9 million and $80.3 million, respectively, for the three and nine months ended September 30, 2022. Equipment and occupancy costs were negatively impacted by higher levels of lease expenses as a result of the execution of the sale-leaseback transaction during the second quarter of 2023 along with the overall growth in the infrastructure of the firm, additional locations added and new technology implemented in the last twelve months.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 52.3% and 49.0%, respectively, for the three and nine months ended September 30, 2023 compared to 48.5% and 50.5%, respectively, for the three and nine months ended September 30, 2022. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Our efficiency ratio deteriorated slightly during the three months ended September 30, 2023 compared to the same period in 2022 as a result of a decrease in noninterest income and an increase in noninterest expense. The improvement in our efficiency ratio during the nine months ended September 30, 2023 when compared to the same period in 2022 was largely the result of higher levels of net interest income and noninterest income (including as a result of the sale-leaseback transaction) during the 2023 period offset in part by increased levels of noninterest expense in 2023.
During the three and nine months ended September 30, 2023, we recorded income tax expense of $35.4 million and $118.0 million, respectively, compared to $35.2 million and $99.7 million, respectively, for the three and nine months ended September 30, 2022. Our effective tax rate for the three and nine months ended September 30, 2023 was 21.1% and 20.2%, respectively, compared to 19.1% for both the three and nine months ended September 30, 2022. Our tax rate in each period was impacted by, among other things, the vesting and exercise of equity-based awards previously granted under our equity-based compensation program. For the three and nine months ended September 30, 2023, we recognized tax expense of $16,000 and excess tax benefits of $241,000, respectively, in connection with the vesting and exercise of such equity-based awards. For the three months ended September 30, 2022, no excess tax benefits or expenses were recognized. For the nine months ended September 30, 2022, we recognized excess tax benefits of $2.9 million.
Financial Condition. Loans increased $2.9 billion, or 10.0%, during the nine months ended September 30, 2023 when compared to December 31, 2022. The increase is primarily the result of loans made to borrowers that principally operate or are located in our core markets, including the markets in which we recently expanded, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company. Loan growth was also positively impacted during the nine months ended September 30, 2023 by the continued growth of certain specialty lending groups, including franchise lending and equipment lease financing as well as our strategic market expansions. We have made the intentional decision to continue the tightening of our underwriting, particularly in construction and CRE investment property, during the remainder of 2023 and expect our loan growth rates over such period to reflect this tightening. Total deposits were $38.3 billion at September 30, 2023 compared to $35.0 billion at December 31, 2022, an increase of $3.3 billion, or 9.5%. Interest-bearing core deposit growth during the nine months ended September 30, 2023, increased approximately $3.8 billion, or 17.7%, from December 31, 2022, as a result of our intentional focus on gathering and retaining these core deposits.
At September 30, 2023, our allowance for credit losses was $346.2 million compared to $300.7 million at December 31, 2022. The increase in the allowance for credit losses is largely the result of net chargeoffs, growth in the loan portfolio and the continued uncertainty in the economic environment which impacts the projected macroeconomic factors used in our CECL modeling.
Capital and Liquidity. At September 30, 2023 and December 31, 2022, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 11. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q) for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At September 30, 2023, the Company had approximately $179.1 million of cash that could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

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

Selected Financial Information

The following is a summary of certain financial information for the three and nine month periods ended September 30, 2023 and 2022 and as of September 30, 2023 and December 31, 2022 (dollars in thousands, except per share data):

	Three Months Ended September 30,		2023 - 2022 Percent	Nine Months Ended September 30,		2023 - 2022 Percent
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Income Statement:
Interest income	$627,294	$371,764	68.7%	$1,708,572	$922,757	85.2%
Interest expense	310,052	65,980	>100%	763,706	112,924	>100%
Net interest income	317,242	305,784	3.7%	944,866	809,833	16.7%
Provision for credit losses	26,826	27,493	(2.4)%	77,282	43,120	79.2%
Net interest income after provision for credit losses	290,416	278,291	4.4%	867,584	766,713	13.2%
Noninterest income	90,797	104,805	(13.4)%	354,165	333,803	6.1%
Noninterest expense	213,233	199,253	7.0%	636,601	577,952	10.1%
Net income before income taxes	167,980	183,843	(8.6)%	585,148	522,564	12.0%
Income tax expense	35,377	35,185	0.5%	117,975	99,669	18.4%
Net income	132,603	148,658	(10.8)%	467,173	422,895	10.5%
Preferred stock dividends	(3,798)	(3,798)	—%	(11,394)	(11,394)	—%
Net income available to common shareholders	$128,805	$144,860	(11.1)%	$455,779	$411,501	10.8%

Per Share Data:
Basic net income per common share	$1.69	$1.91	(11.5)%	$6.00	$5.43	10.5%
Diluted net income per common share	$1.69	$1.91	(11.5)%	$5.99	$5.42	10.5%

Performance Ratios:
Return on average assets (1)	1.08%	1.42%	(23.9)%	1.35%	1.40%	(3.6)%
Return on average shareholders' equity (2)	8.66%	10.64%	(18.6)%	10.57%	10.28%	2.8%
Return on average common shareholders' equity (3)	9.00%	11.08%	(18.8)%	10.99%	10.72%	2.5%

	September 30, 2023	December 31, 2022
Balance Sheet:
Loans, net of allowance for credit losses	$31,597,092	$28,740,940	9.9%
Deposits	$38,295,809	$34,961,238	9.5%
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

Results of Operations

Net Interest Income. Net interest income represents the amount by which interest earned on various interest-earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $317.2 million and $944.9 million, respectively, for the three and nine months ended September 30, 2023 compared to $305.8 million and $809.8 million, respectively, for the same periods in the prior year, representing an increase of $11.5 million and

$135.0 million, respectively. For the three and nine months ended September 30, 2023, when compared to the comparable periods in 2022, this increase was largely the result of organic loan growth and yield expansion in our earning asset portfolio. Partially offsetting the increases in interest income were continued increases in our cost of funds in 2023 as compared to 2022 and the effects of increased on-balance sheet liquidity in 2023.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets
Loans (1) (2)	$31,529,854	$508,963	6.50%	$27,021,031	$315,935	4.73%
Securities
Taxable	3,542,383	36,525	4.09%	3,436,460	18,204	2.10%
Tax-exempt (2)	3,258,902	24,185	3.51%	3,105,566	21,408	3.28%
Interest-bearing due from banks	3,553,640	51,109	5.71%	1,491,338	8,666	2.31%
Securities purchased under agreements to resell	503,153	3,258	2.57%	920,786	5,616	2.42%
Federal funds sold	—	—	—%	—	—	—%
Other	236,163	3,254	5.47%	188,854	1,935	4.06%
Total interest-earning assets	42,624,095	$627,294	5.95%	36,164,035	$371,764	4.20%
Nonearning assets
Intangible assets	1,877,340			1,883,350
Other nonearning assets	2,764,764			2,417,264
Total assets	$47,266,199			$40,464,649

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$10,414,869	98,974	3.77%	$6,763,990	18,008	1.06%
Savings and money market	14,131,277	128,453	3.61%	12,765,435	29,347	0.91%
Time	5,016,786	52,878	4.18%	2,652,921	7,834	1.17%
Total interest-bearing deposits	29,562,932	280,305	3.76%	22,182,346	55,189	0.99%
Securities sold under agreements to repurchase	184,681	1,071	2.30%	215,646	182	0.34%
Federal Home Loan Bank advances	2,132,638	22,710	4.22%	1,010,865	5,762	2.26%
Subordinated debt and other borrowings	426,855	5,966	5.54%	426,267	4,847	4.51%
Total interest-bearing liabilities	32,307,106	310,052	3.81%	23,835,124	65,980	1.10%
Noninterest-bearing deposits	8,515,733	—	0.00%	10,926,069	—	0.00%
Total deposits and interest-bearing liabilities	40,822,839	$310,052	3.01%	34,761,193	$65,980	0.75%
Other liabilities	545,164			300,212
Total liabilities	41,368,003			35,061,405
Shareholders' equity	5,898,196			5,403,244
Total liabilities and shareholders' equity	$47,266,199			$40,464,649
Net interest income		$317,242			$305,784
Net interest spread (3)			2.14%			3.10%
Net interest margin (4)			3.06%			3.47%
(1) Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $12.0 million of taxable equivalent income for the three months ended Sept. 30, 2023 compared to $10.8 million for the three months ended Sept. 30, 2022. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the three months ended September 30, 2023 would have been 2.94% compared to a net interest spread of 3.44% for the three months ended September 30, 2022.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets
Loans (1) (2)	$30,688,846	$1,419,761	6.27%	$25,433,939	$795,164	4.27%
Securities
Taxable	3,482,068	97,850	3.76%	3,400,046	41,977	1.65%
Tax-exempt (2)	3,280,951	72,590	3.53%	2,978,901	58,752	3.18%
Interest-bearing due from banks	2,522,300	100,275	5.32%	2,050,401	12,580	0.82%
Securities purchased under agreements to resell	508,467	9,960	2.62%	1,175,119	10,674	1.21%
Federal funds sold	—	—	—%	—	—	—%
Other	225,402	8,136	4.83%	179,293	3,610	2.69%
Total interest-earning assets	40,708,034	$1,708,572	5.72%	35,217,699	$922,757	3.61%
Nonearning assets
Intangible assets	1,879,100			1,876,614
Other nonearning assets	2,649,291			2,206,600
Total assets	$45,236,425			$39,300,913

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$9,199,603	227,263	3.30%	$6,560,068	26,741	0.54%
Savings and money market	14,063,699	335,997	3.19%	12,479,841	43,542	0.47%
Time	4,509,386	122,302	3.63%	2,272,063	13,337	0.78%
Total interest-bearing deposits	27,772,688	685,562	3.30%	21,311,972	83,620	0.52%
Securities sold under agreements to repurchase	188,605	2,449	1.74%	204,251	320	0.21%
Federal Home Loan Bank advances	1,875,351	58,284	4.16%	998,828	15,467	2.07%
Subordinated debt and other borrowings	426,711	17,411	5.46%	431,681	13,517	4.19%
Total interest-bearing liabilities	30,263,355	763,706	3.37%	22,946,732	112,924	0.66%
Noninterest-bearing deposits	8,812,953	—	0.00%	10,737,610	—	0.00%
Total deposits and interest-bearing liabilities	39,076,308	$763,706	2.61%	33,684,342	$112,924	0.45%
Other liabilities	396,965			266,018
Total liabilities	39,473,273			33,950,360
Shareholders' equity	5,763,152			5,350,553
Total liabilities and shareholders' equity	$45,236,425			$39,300,913
Net interest income		$944,866			$809,833
Net interest spread (3)			2.35%			2.95%
Net interest margin (4)			3.22%			3.18%
(1) Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $34.1 million of taxable equivalent income for the nine months ended Sept. 30, 2023 compared to $28.8 million for the nine months ended Sept. 30, 2022. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the nine months ended September 30, 2023 would have been 3.11% compared to a net interest spread of 3.16% for the nine months ended September 30, 2022.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three and nine months ended September 30, 2023, our net interest margin was 3.06% and 3.22%, respectively, compared to 3.47% and 3.18%, respectively, for the same periods in 2022. Our net interest margin for the three and nine months ended September 30, 2023 reflects the rising short-term interest rate environment as well as the competitive rate environments for loans and deposits in our markets and the impact of the increased on-balance sheet liquidity we incurred in the first half of 2023, and substantially maintained through the third quarter, of 2023. During the three and nine months ended September 30, 2023, our earning asset yield increased by 175 and 211 basis points, respectively, from the same periods in the prior year. Conversely, our total funding rates, led by increases in interest-bearing deposits rates, increased by 226 and 216 basis points, respectively, during the three and nine months ended September 30, 2023 compared to the same periods in the prior year. Thus far in 2023, the Federal Reserve has raised short-term interest rates by 125 basis points. During the first half of 2023, we intentionally increased our on-balance sheet liquidity as a response to the then current macroeconomic environment and the failures of multiple high-profile financial institutions. If we maintain higher levels of on-balance sheet liquidity as we anticipate through the end of 2023, our net interest margin would likely be negatively impacted even if the additional liquidity has minimal effect on net interest income as we sought to match the rate we are paying on this additional liquidity with the yield we are earning on the investments of those proceeds. We seek to fund increased loan volumes by growing our core deposits, but, subject to internal policy limits on the amount of non-core funding we may maintain, will utilize non-core funding to fund shortfalls, if any. To the extent that our dependence on non-core funding sources increases our net interest margin would likely be negatively impacted as we may not be able to reduce the rates we pay on these deposits as quickly as we can on core deposits should rates begin to decline.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Our ‘most likely’ forecast for short-term rates through 2024 is mostly consistent with the federal funds futures market’s expectations for rate movements. However, there is much uncertainty in the interest rate futures markets due to the persistent elevated levels of inflation present in the economy, the pace of the rate tightening cycle being led by the Federal Reserve Open Market Committee and what risks these present for a recession to occur in the near and medium term.

Provision for Credit Losses. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. Our provision for credit losses was $26.8 million and $77.3 million, respectively, for the three and nine months ended September 30, 2023 compared to $27.5 million and $43.1 million, respectively, for the same periods in 2022. The provision for credit losses is impacted by growth in our loan portfolio, recent historical and projected future economic conditions, our internal assessment of the credit quality of the loan portfolio and net charge-offs. The change in provision expense for the three and nine month periods ended September 30, 2023 as compared to the same periods in 2022 is primarily the result of net charge-offs totaling $18.1 million and $35.2 million, respectively, compared to $11.0 million and $14.8 million, respectively, for the same periods in 2022. Also contributing to provision expense for the three and nine months ended September 30, 2023 is growth in the loan portfolio as well as the continued uncertainty in the economic environment which impacts the projected macroeconomic factors used in our CECL modeling.

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

The following is a summary of our noninterest income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		2023 - 2022	Nine Months Ended September 30,		2023 - 2022
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$12,665	$10,906	16.1%	$36,563	$33,552	9.0%
Investment services	13,253	10,780	22.9%	39,022	34,676	12.5%
Insurance sales commissions	2,882	2,928	(1.6)%	10,598	9,518	11.3%
Gains on mortgage loans sold, net	2,012	1,117	80.1%	5,632	7,333	(23.2)%
Investment gains (losses) on sales of securities, net	(9,727)	217	>(100%)	(19,688)	156	>(100%)
Trust fees	6,640	5,706	16.4%	19,696	17,744	11.0%
Income from equity method investment	24,967	41,341	(39.6)%	70,970	124,461	(43.0)%
Gain on sale of fixed assets	87	227	(61.7)%	85,946	425	>100%

	Three Months Ended September 30,		2023 - 2022	Nine Months Ended September 30,		2023 - 2022
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Other noninterest income:
Interchange and other consumer fees	18,156	17,642	2.9%	52,222	51,488	1.4%
Bank-owned life insurance	5,822	5,658	2.9%	17,132	15,418	11.1%
Loan swap fees	1,461	1,187	23.1%	5,443	4,629	17.6%
SBA loan sales	725	1,576	(54.0)%	2,897	6,234	(53.5)%
Income from other equity investments	5,837	725	>100%	9,511	9,104	4.5%
Other noninterest income	6,017	4,795	25.5%	18,221	19,065	(4.4)%
Total other noninterest income	38,018	31,583	20.4%	105,426	105,938	(0.5)%
Total noninterest income	$90,797	$104,805	(13.4)%	$354,165	$333,803	6.1%

The increase in service charges on deposit accounts during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 is the result of increased transaction volumes in commercial checking accounts which we believe is the result of the increased economic activity in our markets in each of the periods presented, offset in part by the impact of our decision in the second half of 2022 to eliminate or reduce certain of the fees we charge on overdrawn accounts or when accounts lack sufficient funds to cover presented items among other changes to these practices.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income and has fluctuated during the three and nine months ended September 30, 2023 due in large part to market volatility. For the three and nine months ended September 30, 2023, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, and fees from our wealth advisory group, PNFP Capital Markets, Inc., increased by approximately $2.5 million and $4.3 million, respectively, when compared to the three and nine months ended September 30, 2022. At September 30, 2023 and 2022, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $9.0 billion and $7.2 billion, respectively, in brokerage assets. Revenues from the sale of insurance products by our insurance subsidiaries for the three and nine months ended September 30, 2023 decreased by $46,000 and increased by $1.1 million, respectively, compared to the same periods in the prior year. Included in insurance revenues for the nine months ended September 30, 2023 was $1.7 million of contingent income that was recorded in the period but based on 2022 sales production and claims experience compared to $1.4 million recorded in the same period in the prior year that was based on 2021 sales production. Additionally, at September 30, 2023 our trust department was receiving fees on approximately $5.0 billion of managed assets compared to $4.2 billion at September 30, 2022. We believe the improvement in the results of our wealth management businesses during the three and nine months ended September 30, 2023 when compared to the comparable periods in 2022 is primarily attributable to an increased number of wealth management advisors and corresponding client acquisition.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising or higher interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $2.0 million and $5.6 million, respectively, for the three and nine months ended September 30, 2023 compared to $1.1 million and $7.3 million, respectively, for the same periods in the prior year. The year-over-year decrease for the nine months ended September 30, 2023 is the direct result of the increases in the rate environment negatively impacting both refinancing and new purchase originations. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program whereby the hedge protects against changes in the fair value of the pipeline. The hedge is not designated as a hedge for U.S. GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. The change in the fair value of the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At September 30, 2023, the mortgage pipeline included $81.6 million in loans expected to close in 2023 compared to $74.7 million in loans at September 30, 2022 expected to close in 2022.

Gains on the sale of fixed assets were $87,000 and $85.9 million, respectively, for the three and nine months ended September 30, 2023 compared to $227,000 and $425,000, respectively, for the three and nine months ended September 30, 2022. The increase in gains on the sale of fixed assets for the nine months ended September 30, 2023 was primarily the result of the sale-leaseback transaction which was completed in the second quarter of 2023 and included a combined 49 properties for which Pinnacle Bank will separately lease each of those properties for an initial term of 14.5 years, with two five (5) year renewal options that may be exercise to extend the term of any of the leases. The pre-tax, net gain recorded associated with the sale of these 49 properties was $85.7 million, after deducting transaction-related expenses.

Investment gains and losses on sales, net, represent the net gains and losses on sales of investment securities in our available-for-sale securities portfolio during the periods noted. During the three and nine months ended September 30, 2023, we sold $129.6 million and $303.1 million, respectively, of securities for net losses of $9.7 million and $19.7 million compared to sales of $26.6 million and $29.5 million for the three and nine months ended September 30, 2022, respectively, of securities for net gains of $217,000 and $156,000, respectively. For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, we assess whether or not we intend to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because we currently do not intend to sell those available-for-sale securities that have an unrealized loss at September 30, 2023, and it is not more-likely-than-not that we will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, we have determined that no write-down is necessary.

The proceeds of the sale-leaseback transaction and above-noted securities sales have been retained in Pinnacle Bank's cash accounts at the Federal Reserve, where we currently anticipate they will remain at least through the end of 2023.

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

Income from this equity-method investment was $25.0 million and $71.0 million, respectively, for the three and nine months ended September 30, 2023 compared to $41.3 million and $124.5 million, respectively, for the same periods last year. As more fully described below, the decrease in income from BHG during the three and nine months ended September 30, 2023 as compared to the same periods in the prior year is largely the result of increases in (i) the liability for estimated future inherent losses for the outstanding core portfolio of loans sold to banks through the auction platform that may be subject to future substitution due to payment default or prepayment and (ii) the allowance for loan losses for loans BHG has retained on its balance sheet due to the uncertain economic environment. Historically, BHG has sold the majority of the loans it originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. In recent years, BHG began an effort to retain more loans on its balance sheet. BHG’s decision to sell loans through its auction platform (or, recently, directly to institutional investors) or retain loans on its balance sheet will be impacted by a variety of factors, including interest rates as well as demand levels from the community bank network of buyers and institutional buyers to whom BHG markets these loans. In a rising rate environment, BHG may choose to sell more loans if the cost of financing loans on its balance sheet is not as attractive as a sale, either directly, such as during the second and third quarters of 2023 when BHG sold loans totaling approximately $550 million and $400 million, respectively, to asset managers, or through its auction platform. Since 2020, BHG has completed seven securitizations totaling $2.4 billion, with the latest securitization of $265 million having been completed in the first quarter of 2023. BHG also entered into funding facilities in the fourth quarter of 2022 and first quarter of 2023 including a facility with a U.S. asset manager with outstanding balances of $560 million and $454 million at September 30, 2023 and December 31, 2022, respectively, and an annualized interest rate at September 30, 2023 of approximately 7.90%. These facilities, which are secured by loans on BHG's balance sheet, represent incremental funding sources to BHG. Additionally, during the third quarter of 2023, BHG recorded several expenses related to the write down of a building that BHG anticipates selling as well as certain software assets and other items that were related to business lines that BHG has elected to exit. These charges amounted to approximately $10.0 million during the third quarter of 2023.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets associated with Pinnacle Bank's investment in BHG of $88,000 and $262,000, respectively, for the three and nine months ended September 30, 2023 compared to $128,000 and $384,000, respectively, for the three and nine months ended September 30, 2022. At September 30, 2023, there were $6.1 million of these intangible assets that are expected to be amortized in lesser amounts over the next 12 years. Also included in income from equity-method investment is accretion income associated with the fair valuation of certain of BHG's liabilities of $43,000 and $183,000, respectively, for the three and nine months ended September 30, 2023, compared to $164,000 and $595,000, respectively, for the three and nine months ended September 30, 2022. At September 30, 2023, there were $300,000 of these liabilities that are expected to accrete into income in lesser amounts over the next three years.

During the three and nine months ended September 30, 2023, Pinnacle Bank received dividends of $5.6 million and $33.2 million, respectively, from BHG compared to $18.6 million and $59.4 million, respectively, received by Pinnacle Financial and Pinnacle Bank in the aggregate during the three and nine months ended September 30, 2022. Dividends from BHG during such periods reduced the carrying amount of our investment in BHG, while earnings from BHG during such periods increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. During the three and nine months ended September 30, 2023, Pinnacle Bank purchased no loans from

BHG compared to loan purchases of $49.6 million and $125.6 million, respectively, from BHG during the three and nine months ended September 30, 2022. At September 30, 2023 and December 31, 2022, there were $283.6 million and $350.6 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. These loans were purchased at par from BHG by Pinnacle Bank and whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.50% and 6.00% per annum.

For the three and nine months ended September 30, 2023, BHG reported $311.3 million and $924.6 million, respectively, in revenues, net of substitution and prepayment losses of $52.4 million and $194.7 million, respectively, compared to revenues of $293.4 million and $830.0 million, respectively, for the three and nine months ended September 30, 2022, net of substitution and prepayment losses of $49.3 million and $148.2 million, respectively. Earnings from BHG are likely to fluctuate from period-to-period. Approximately $147.9 million and $451.0 million, respectively, or 47.5% and 48.8%, respectively, of BHG's revenues for the three and nine months ended September 30, 2023 related to gains on the sale of commercial and consumer loans compared to $167.6 million and $505.6 million, respectively, or 57.1% and 60.9%, respectively, for the three and nine months ended September 30, 2022. These loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan, although the purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. At September 30, 2023 and 2022, there were $6.4 billion and $5.1 billion, respectively, of these loans previously sold by BHG that were being actively serviced by the purchasing banks. BHG, at its sole option, may also provide purchasers of these loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. As a result, BHG maintained a liability as of September 30, 2023 and 2022 of $350.3 million and $270.3 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution due to payment default or prepayment. This liability represents 5.5% and 5.3%, respectively, of core product loans previously sold by BHG that remain outstanding as of September 30, 2023 and 2022, respectively. The increase in this liability as a percentage of core product loans during the nine months ended September 30, 2023 compared to the comparable period ended September 30, 2022 was principally the result of an increase in the amount of loans sold by BHG to financial institutions and increases in BHG management's estimate of future substitution losses due to economic uncertainty.

In addition to these loans that BHG sells into its auction market or directly to institutional investors, at September 30, 2023, BHG reported loans that remained on BHG's balance sheet totaling $3.6 billion compared to $3.3 billion as of September 30, 2022. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At September 30, 2023 and 2022, BHG had $2.8 billion and $2.4 billion, respectively, of secured borrowings associated with loans held for investment. At September 30, 2023 and 2022, BHG reported allowance for loan losses totaling $213.5 million and $101.3 million, respectively, with respect to the loans on its balance sheet. The increase in allowance for loan losses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was principally the result of growth in the balance sheet loan portfolio and the uncertain economic environment. We anticipate that BHG will increase the level of allowance for loan losses for the remainder of 2023 given the current macroeconomic environment and BHG's adoption of CECL. Prior to October 1, 2023, BHG recorded its allowance for loan losses under the incurred loss method, but adopted CECL effective October 1, 2023. Interest income and fees associated with these on-balance sheet loans amounted to $142.2 million and $428.9 million, respectively, for the three and nine months ended September 30, 2023 compared to $116.3 million and $297.6 million, respectively, for the three and nine months ended September 30, 2022.

Included in our other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased 2.9% and 1.4%, respectively, during the three and nine months ended September 30, 2023 as compared to the same periods in 2022 as a result of increases in debit and credit card usage during these periods. Loan swap fees increased $274,000 and $814,000, respectively, during the three and nine months ended September 30, 2023 as compared to the same periods in 2022. The increase in swap fees is due primarily to recent hires and an emphasis on rate swaps due to the current interest rate environment. Other noninterest income included changes in the cash surrender value of bank-owned life insurance which was $5.8 million and $17.1 million, respectively, for the three and nine months ended September 30, 2023 compared to $5.7 million and $15.4 million, respectively, in the same periods in the prior year. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. During the nine months ended September 30, 2022, we purchased an additional $100 million of bank-owned life insurance. No additional purchases have been made thus far in 2023. SBA loan sales are included in other noninterest income and decreased by $851,000 and $3.3 million, respectively, during the three and nine months ended September 30, 2023 when compared to the same periods in the prior year. The decrease is primarily due to the changing market conditions during the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 as the increase in interest rates has caused qualification for the program to be more difficult and therefore the program has become less attractive to clients and prospects. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investment. Income related to these investments increased $5.1 million and $407,000, respectively, during the three and nine months ended September 30, 2023 when compared to the same periods in the prior year. The year-over-year increase for the three month period is primarily the result of the increased valuation of a solar equity investment during the three months ended September 30, 2023. The other components of other noninterest income increased $1.2 million and decreased $844,000, respectively, during the three and nine months ended September 30, 2023 compared to the same periods in the prior year. The decrease during the nine months ended September 30, 2023 is largely the result of recording a $5.5 million gain during the three months ended March 31, 2022 on remeasurement of our previously held equity investment in JB&B, resulting from our bank subsidiary's acquisition on March 1, 2022 of the 80% equity interests of JB&B it did not previously own offset by a $2.3 million decrease in losses on CRA investment and $1.1 million increases in both gains on life insurance claims and gains on the sale of other assets.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses and other operating expenses. The following is a summary of our noninterest expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		2023-2022	Nine Months Ended September 30,		2023-2022
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries and commissions	$91,421	$80,964	12.9%	$269,144	$233,086	15.5%
Cash and equity incentives	18,520	30,747	(39.8%)	64,944	88,449	(26.6%)
Employee benefits and other	20,403	18,199	12.1%	64,407	56,838	13.3%
Total salaries and employee benefits	130,344	129,910	0.3%	398,495	378,373	5.3%
Equipment and occupancy	36,900	27,886	32.3%	100,959	80,343	25.7%
Other real estate expense, net	33	(90)	>100%	190	101	88.1%
Marketing and other business development	5,479	4,958	10.5%	17,085	13,494	26.6%
Postage and supplies	2,621	2,795	(6.2%)	8,303	7,486	10.9%
Amortization of intangibles	1,765	1,951	(9.5%)	5,339	5,873	(9.1%)
Other noninterest expense:
Deposit related expense	14,138	6,689	>100%	36,158	21,062	71.7%
Lending related expense	12,508	13,224	(5.4%)	37,165	39,063	(4.9%)
Wealth management related expense	734	590	24.4%	2,239	1,843	21.5%
Other noninterest expense	8,711	11,340	(23.2%)	30,668	30,314	1.2%
Total other noninterest expense	36,091	31,843	13.3%	106,230	92,282	15.1%
Total noninterest expense	$213,233	$199,253	7.0%	$636,601	$577,952	10.1%

Total salaries and employee benefits expenses increased $434,000 and $20.1 million, respectively, for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The change in salaries and employee benefits was largely the result of an increase in our associate base in 2023 versus 2022 as well as annual merit increases effective in January 2023, partially offset by a reduction in cash and equity incentive costs. Our associate base increased to 3,329.5 full-time equivalent associates at September 30, 2023 from 3,184.5 at September 30, 2022. We expect total salary and benefit expenses for the year-ended 2023 to increase when compared to the comparable period in 2022 as we continue our focus on hiring experienced bankers in all of our markets during the fourth quarter, though cash and equity incentive costs are likely to decrease when compared to the comparative period in 2022 as a result of our expected performance.

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

Cash incentive expense for the three and nine months ended September 30, 2023 totaled $8.4 million and $35.4 million, respectively, compared to $20.1 million and $57.6 million, respectively, during the same prior year periods due to our assumption at the end of the third quarter of 2023 that we would likely achieve a below target payout percentage in 2023 which would be lower than what we paid out under our 2022 plan.

Also included in cash and equity incentives for the three and nine months ended September 30, 2023 were approximately $4.2 million and $12.5 million, respectively, of compensation expenses related to equity-based restricted share awards compared to $3.6 million and $10.8 million, respectively, for the three and nine months ended September 30, 2022 as well as approximately $5.9 million and $17.1 million, respectively, of compensation expenses related to equity-based restricted share units with either time-based or performance-based vesting criteria compared to $7.1 million and $20.1 million, respectively, for the three and nine months ended September 30, 2022. We have not issued stock options since 2008. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates, a significant percentage of which is performance-based for our senior executive officers. The decrease in equity-based incentive expense in the three and nine months ended September 30, 2023 when compared to the comparable periods in 2022 is also the result of managements' assumption at the end of the third quarter of 2023 that we would likely achieve a lower percentage payout on the restricted stock units with performance-based vesting criteria in 2023 than was achieved in 2022. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization.

Employee benefits and other expenses include costs associated with our 401k plan, health insurance, payroll taxes and contract labor. These expenses increased by $2.2 million and $7.6 million, respectively, for the three and nine months ended September 30, 2023 compared to the same prior year periods. These increases reflect the increase in our associate base in the respective periods, and in the case of our health insurance costs, increases in the premiums we paid for this coverage in 2023 compared to 2022 premium levels.

Equipment and occupancy expenses for the three and nine months ended September 30, 2023 were $36.9 million and $101.0 million, respectively, compared to $27.9 million and $80.3 million, respectively, for the three and nine months ended September 30, 2022. The increases are in part the result of the eight new offices that have opened since the end of the second quarter of 2022 as well as the initial impact of increased rent expense associated with the properties involved in the sale-leaseback transaction we completed during the second quarter 2023.

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

Marketing and business development expense for the three and nine months ended September 30, 2023 was $5.5 million and $17.1 million, respectively, compared to $5.0 million and $13.5 million, respectively, for the three and nine months ended September 30, 2022. The primary source of the increase for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 is the result of increased and intentional associate engagement events during 2023. We expect these costs to rise modestly during the remainder of 2023 taking into account anticipated increases associated with the associates we have hired in the last twelve months.

Intangible amortization expense was $1.8 million and $5.3 million, respectively, for the three and nine months ended September 30, 2023 compared to $2.0 million and $5.9 million, respectively, for the same periods in 2022. The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives at September 30, 2023:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
Avenue	2016	$8.8	9	$0.3
BNC	2017	48.1	10	13.3

Book of Business Intangible:
Miller Loughry Beach Insurance	2008	$1.3	20	$0.1
CapitalMark	2015	0.3	16	0.1
BNC Insurance	2017	0.4	20	0.2

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
BNC Trust	2017	1.9	10	0.7
Advocate Capital	2019	13.6	13	5.2
JB&B Capital	2022	6.7	10	5.3
Sweeney Asset Management	2022	0.8	10	0.8

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Annual amortization expense of these intangibles is estimated to decrease from $6.5 million to $1.2 million per year over the next five years with lesser amounts for the remaining amortization period.

Other noninterest expenses, which consists primarily of deposit, lending, wealth management and administrative expenses increased by $4.2 million and $13.9 million, respectively, for the three and nine months ended September 30, 2023 when compared to the three and nine months ended September 30, 2022. Lending related expense decreased by $716,000 and $1.9 million, respectively, for the three and nine months ended September 30, 2023 when compared to the same periods in the prior year. This decrease is primarily the result of decreased expense associated with our commercial credit card programs for which transaction volumes also decreased in the period. Deposit related expense increased by $7.4 million and $15.1 million, respectively, during the three and nine months ended September 30, 2023 when compared to the same periods in 2022 due primarily to increases in FDIC insurance assessments as well as operational costs associated with increased deposit volumes during the period. Additionally, we are anticipating an FDIC deposit insurance assessment to rebuild the deposit insurance fund following the failures of multiple high-profile financial institutions in early 2023 will be recorded in the fourth quarter of 2023. Wealth management related expenses during the three and nine months ended September 30, 2023 grew $144,000 and $396,000, respectively, when compared to the same periods in 2022. Other noninterest expenses decreased $2.6 million and increased $354,000, respectively, during the three and nine months ended September 30, 2023 as compared to the same periods in 2022 due in part to reductions in consultant and legal fees offset by increased contributions and other miscellaneous expense items.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 52.3% and 49.0%, respectively, for the three and nine months ended September 30, 2023 compared to 48.5% and 50.5%, respectively, for the three and nine months ended September 30, 2022. Our efficiency ratio deteriorated slightly during the three months ended September 30, 2023 compared to the same period in 2022 as a result of a decrease in noninterest income and an increase in noninterest expense. The improvement in our efficiency ratio during the nine months ended September 30, 2023 when compared to the same period in 2022 was largely the result of higher levels of net interest income and noninterest income (including as a result of the sale-leaseback transaction) during the 2023 period offset in part by increased levels of noninterest expense in 2023.
Income Taxes. During the three and nine months ended September 30, 2023, we recorded income tax expense of $35.4 million and $118.0 million, respectively, compared to $35.2 million and $99.7 million, respectively, for the three and nine months ended September 30, 2022. Our effective tax rate for the three and nine months ended September 30, 2023 was 21.1% and 20.2%, respectively, compared to 19.1% for both the three and nine months ended September 30, 2022. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 25.00% at September 30, 2023 and 26.14% at September 30, 2022 primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation, bank-owned life insurance and our captive insurance subsidiary, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax rate in each period was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program. For the three and nine months ended September 30, 2023, we recognized tax expense of $16,000 and excess tax benefits of $241,000, respectively, related to the vesting and exercise of equity-based awards. For the three months ended September 30, 2022, no excess tax benefits or expenses were recognized. For the nine months ended September 30, 2022, we recognized excess tax benefits of $2.9 million.

Financial Condition

Our consolidated balance sheet at September 30, 2023 reflects an increase in total loans outstanding to $31.9 billion compared to $29.0 billion at December 31, 2022. Total deposits increased by $3.3 billion to $38.3 billion between December 31, 2022 and September 30, 2023. Total assets were $47.5 billion at September 30, 2023 compared to $42.0 billion at December 31, 2022.

Loans. The composition of loans at September 30, 2023 and at December 31, 2022 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$3,944,616	12.4%	$3,587,257	12.3%
Non-owner occupied	7,447,610	23.3%	6,542,619	22.5%
Consumer real estate – mortgage	4,768,780	14.9%	4,435,046	15.3%
Construction and land development	3,942,143	12.3%	3,679,498	12.7%
Commercial and industrial	11,307,611	35.4%	10,241,362	35.3%
Consumer and other	532,524	1.7%	555,823	1.9%
Total loans	$31,943,284	100.0%	$29,041,605	100.0%

At September 30, 2023, our loan portfolio composition had changed slightly from the composition at December 31, 2022 with commercial real estate and commercial and industrial lending generally continuing to make up the largest segments of our portfolio. At September 30, 2023, approximately 34.6% of the outstanding principal balance of our commercial real estate loans was secured by owner occupied commercial real estate properties compared to 35.4% at December 31, 2022. Owner occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development loan segment continues to be a meaningful portion of our portfolio and reflects the development and growth of the local communities in which we operate and is diversified between commercial, residential and land.

Lending Concentrations. We periodically analyze our loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2022
Lessors of nonresidential buildings	$4,672,499	$1,545,847	$6,218,346	$7,058,045
Lessors of residential buildings	1,793,549	1,296,827	3,090,376	3,725,186
New Housing For-Sale Builders	547,566	918,711	1,466,277	1,763,089
Music Publishers	744,947	477,077	1,222,024	1,127,636

Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At September 30, 2023, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 83.1% compared to 85.9% at December 31, 2022. Construction and land development, non-owner occupied commercial real estate and multifamily loans as a percentage of total risk-based capital were 256.4% and 249.6% as of September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor and regulate its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The following table presents the maturity distribution of our loan portfolio by loan segment at September 30, 2023 according to contractual maturities of (1) one year or less, (2) after one but within five years, (3) after five but within fifteen years and (4) after fifteen years. The table also presents the portion of loans by loan segment that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index (dollars in thousands):

	Due in one year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total

Commercial real estate:
Owner-occupied	$256,749	$1,889,962	$1,359,143	$438,762	$3,944,616
Non-owner occupied	1,675,938	4,893,662	817,407	60,603	7,447,610
Consumer real estate - mortgage	77,695	507,554	320,592	3,862,939	4,768,780
Construction and land development	1,217,774	2,387,882	248,401	88,086	3,942,143

Commercial and industrial	2,897,577	6,347,455	1,718,260	344,319	11,307,611
Consumer and other	144,583	311,838	35,079	41,024	532,524
Total loans	$6,270,316	$16,338,353	$4,498,882	$4,835,733	$31,943,284

Loans with fixed interest rates:
Commercial real estate:
Owner-occupied	$137,050	$1,263,705	$978,242	$317,903	$2,696,900
Non-owner occupied	494,678	2,730,382	460,569	50,686	3,736,315
Consumer real estate - mortgage	32,237	394,111	106,011	2,080,735	2,613,094
Construction and land development	150,914	394,207	153,329	55,274	753,724
Commercial and industrial	899,373	2,200,146	1,244,268	257,852	4,601,639
Consumer and other	77,495	195,513	33,422	41,024	347,454
Total loans	$1,791,747	$7,178,064	$2,975,841	$2,803,474	$14,749,126

Loans with variable interest rates:
Commercial real estate:
Owner-occupied	$119,699	$626,257	$380,901	$120,859	$1,247,716
Non-owner occupied	1,181,260	2,163,280	356,838	9,917	3,711,295
Consumer real estate - mortgage	45,458	113,443	214,581	1,782,204	2,155,686
Construction and land development	1,066,860	1,993,675	95,072	32,812	3,188,419
Commercial and industrial	1,998,204	4,147,309	473,992	86,467	6,705,972
Consumer and other	67,088	116,325	1,657	—	185,070
Total loans	$4,478,569	$9,160,289	$1,523,041	$2,032,259	$17,194,158

The above information does not consider the impact of scheduled principal payments. Loans totaling $1.4 billion at their contractual floor rate at September 30, 2023 are presented as fixed interest rate loans in the table above.

Loans in Past Due Status. The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
Loans past due 30 to 89 days:	2023	2022
Commercial real estate:
Owner occupied	$3,420	$2,727
Non-owner occupied	214	407
Consumer real estate – mortgage	20,287	13,718
Construction and land development	381	323
Commercial and industrial	19,410	29,170
Consumer and other	5,496	5,744
Total loans past due 30 to 89 days	$49,208	$52,089

Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$4,947	$1,139
Non-owner occupied	153	1,681
Consumer real estate – mortgage	9,767	9,094
Construction and land development	—	130
Commercial and industrial	18,012	9,428
Consumer and other	1,361	746
Total loans past due 90 days or more	$34,240	$22,218

Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.15%	0.18%
Loans past due 90 days or more as a percentage of total loans	0.11%	0.08%
Total loans in past due status as a percentage of total loans	0.26%	0.26%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $134.5 million, or 0.4% of total loans at September 30, 2023, compared to $53.8 million, or 0.2% of total loans at December 31, 2022. The majority of the increase was attributable to risk rating downgrades in the non-owner occupied commercial real estate and commercial and industrial portfolios. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, or worse, but not considered nonperforming loans. None of the potential problem loans were past due at least 30 days but less than 90 days as of September 30, 2023.

Nonperforming Assets and Modified Loans. At September 30, 2023, we had $46.0 million in nonperforming assets compared to $46.1 million at December 31, 2022. Included in nonperforming assets were $43.0 million in nonaccrual loans and $3.0 million in OREO and other nonperforming assets at September 30, 2023 and $38.1 million in nonaccrual loans and $8.0 million in OREO and other nonperforming assets at December 31, 2022. At September 30, 2023, there were $33.4 million of modified loans to borrowers experiencing financial difficulty, all of which were accruing as of the modification date and remain on accrual status.

Allowance for Credit Losses on Loans (ACL). On January 1, 2020, we adopted FASB ASU 2016-13, which introduced the current expected credit losses (CECL) methodology and required us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, the ACL represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of September 30, 2023 and December 31, 2022, our ACL was approximately $346.2 million and $300.7 million, respectively, which our management believed to be adequate at each of the respective dates. Our ACL as a percentage of total loans was 1.08% at September 30, 2023 compared to 1.04% at December 31, 2022. During the second quarter of 2023, we implemented updated CECL models in an effort to ensure that risk in our portfolio at an individual loan level continues to be adequately captured given the uncertain state of the economy. The implementation of the new model had no material effect on the overall allowance for credit losses in the quarter of implementation.

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

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At September 30, 2023, a reasonable and supportable period of eighteen months, as compared to twenty-four months at December 31, 2022, was utilized for all loan segments followed by a twelve month straight line reversion period to long term averages. The change in the reasonable and supportable period is supported by the continued uncertainty in the macroeconomic environment and, as such, an uncertainty in projected forecasted macroeconomic variables utilized in our CECL models.

The following table sets forth, based on management's estimate, the allocation of the allowance for credit losses on loans to categories of loans and loan balances by category and the percentage of loans in each category to total loans and allowance for credit losses as a percentage of total loans within each loan category as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023				December 31, 2022
	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)
Commercial real estate:
Owner occupied	$27,878	$3,944,616	0.71%	12.4%	$26,617	$3,587,257	0.74%	12.3%
Non-owner occupied	57,249	7,447,610	0.77%	23.3%	40,479	6,542,619	0.62%	22.5%
Consumer real estate - mortgage	70,497	4,768,780	1.48%	14.9%	36,536	4,435,046	0.82%	15.3%
Construction and land development	37,030	3,942,143	0.94%	12.3%	36,114	3,679,498	0.98%	12.7%
Commercial and industrial	144,302	11,307,611	1.28%	35.4%	144,353	10,241,362	1.41%	35.3%
Consumer and other	9,236	532,524	1.73%	1.7%	16,566	555,823	2.98%	1.9%
Total	$346,192	$31,943,284	1.08%	100.0%	$300,665	$29,041,605	1.04%	100.0%

The following table presents information related to credit losses on loans by loan segment for the nine months ended September 30, 2023 and year ended December 31, 2022 (in thousands):

	Provision for credit losses	Net (charge-offs) recoveries	Average loans	Ratio of net (charge-offs) recoveries to average loans (1)
For the nine months ended September 30, 2023:
Commercial real estate:
Owner occupied	$1,195	$66	$3,744,556	—%
Non-owner occupied	15,537	1,233	7,000,402	0.02%
Consumer real estate - mortgage	32,570	1,391	4,600,114	0.04%
Construction and land development	582	334	3,898,052	0.01%
Commercial and industrial	33,148	(33,199)	10,860,358	(0.41)%
Consumer and other	(2,350)	(4,980)	490,400	(1.36)%
Total	$80,682	$(35,155)	$30,593,882	(0.15)%
For the year ended December 31, 2022:
Commercial real estate:
Owner occupied	$6,330	$669	$3,258,092	0.02%
Non-owner occupied	(18,027)	2	5,812,052	—%
Consumer real estate - mortgage	3,571	861	4,031,082	0.02%
Construction and land development	6,364	321	3,369,233	0.01%
Commercial and industrial	55,346	(23,333)	9,162,689	(0.25)%
Consumer and other	10,395	(5,067)	466,435	(1.08)%
Total	$63,979	$(26,547)	$26,099,583	(0.10)%
(1) Net charge-offs for the year-to-date period ended September 30, 2023 have been annualized.

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
Based upon our evaluation of the loan portfolio, we believe the ACL to be adequate to absorb our estimate of expected future credit losses on loans outstanding at September 30, 2023. While our policies and procedures used to estimate the ACL as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our ACL and, thus, the resulting provision for credit losses.

Investments. Our investment securities portfolio, consisting primarily of U.S. Treasury securities, Federal agency bonds, mortgage-backed securities, and state and municipal securities, amounted to $6.9 billion and $6.6 billion at September 30, 2023 and December 31, 2022, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at September 30, 2023 and December 31, 2022 follows:

	September 30, 2023	December 31, 2022
Weighted average life	12.01 years	11.62 years
Effective duration*	4.41%	4.39%
Tax equivalent yield	3.81%	3.19%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of September 30, 2023 and December 31, 2022 was 7.68% and 6.07%, respectively.

Restricted Cash. Our restricted cash balances totaled approximately $17.4 million at September 30, 2023 compared to $31.4 million at December 31, 2022. This restricted cash is maintained at other financial institutions as collateral primarily for our derivative portfolio. The decrease in restricted cash is attributable primarily to a decrease in collateral requirements on certain derivative instruments for which the fair value has increased. See Note 9. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Securities Purchased with Agreement to Resell. At September 30, 2023 and December 31, 2022, we had $500.0 million and $513.3 million, respectively, in securities purchased with agreement to resell. This balance is the result of repurchase agreement transactions with financial institution counterparties. We initially secured these investments to allow us to deploy some of our excess liquidity position into instruments that improved the return on funds in the then current historically low interest rate environment. The current repurchase agreements are set to mature in 2026.

Deposits and Other Borrowings. We had approximately $38.3 billion of deposits at September 30, 2023 compared to $35.0 billion at December 31, 2022. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. At September 30, 2023 and December 31, 2022, we estimate that we had approximately $11.1 billion and $15.7 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. Included in our uninsured deposits at September 30, 2023 and December 31, 2022, we estimate that we had approximately $2.1 billion and $2.0 billion, respectively, in deposits which are collateralized. We routinely enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $196.0 million at September 30, 2023 and $194.9 million at December 31, 2022. Additionally, at September 30, 2023 and December 31, 2022, Pinnacle Bank had borrowed $2.1 billion and $464.4 million, respectively, in advances from the Federal Home Loan Bank of Cincinnati (FHLB). The increase in FHLB advances during the nine months ended September 30, 2023 was the result of our decision in the first half of 2023 to increase our levels of on-balance sheet liquidity in response to the current economic environment and its impact on the banking sector following the failures of multiple high-profile banking institutions. At September 30, 2023, Pinnacle Bank had approximately $3.0 billion in additional availability with the FHLB; however, incremental borrowings are subject to applicable collateral requirements and are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or noncore funding as shown in the table below. The following table represents the balances of our deposits and other funding, the average rate paid for each type and the percentage of each type to the total at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	Average Rate Paid	Percent	December 31, 2022	Average Rate Paid	Percent
Core funding:
Noninterest-bearing deposit accounts	$8,324,325	0.00%	20.3%	$9,812,744	0.00%	27.2%
Interest-bearing demand accounts	4,958,270	3.27%	12.1%	5,699,981	0.80%	15.8%
Savings and money market accounts	10,028,089	3.23%	24.4%	10,743,225	0.74%	29.8%
Time deposit accounts less than $250,000	1,974,921	3.77%	4.8%	1,458,206	0.85%	4.0%
Reciprocating deposits (1)	7,703,210	4.24%	18.8%	3,276,300	1.09%	9.1%
Reciprocating CD accounts (1)	617,968	4.43%	1.5%	310,621	1.23%	0.9%
Total core funding	33,606,783	2.68%	81.9%	31,301,077	0.53%	86.8%
Noncore funding:
Relationship based noncore funding:
Other time deposits	1,643,721	4.48%	4.0%	1,177,786	1.19%	3.3%
Securities sold under agreements to repurchase	195,999	2.30%	0.5%	194,910	0.39%	0.5%
Total relationship based noncore funding	1,839,720	4.27%	4.5%	1,372,696	1.00%	3.8%
Wholesale funding:
Brokered deposits	2,468,876	4.61%	6.0%	1,939,633	2.13%	5.4%
Brokered time deposits	576,429	4.36%	1.4%	542,742	1.69%	1.5%
Federal Home Loan Bank advances	2,110,598	4.22%	5.2%	464,436	2.26%	1.3%
Subordinated debt and other funding	424,718	5.57%	1.0%	424,055	4.41%	1.2%
Total wholesale funding	5,580,621	4.51%	13.6%	3,370,866	2.41%	9.4%
Total noncore funding	7,420,341	4.45%	18.1%	4,743,562	2.10%	13.2%
Totals	$41,027,124	3.01%	100.0%	$36,044,639	0.72%	100.0%
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

As noted in the table above, our core funding as a percentage of total funding declined moving from 86.8% at December 31, 2022 to 81.9% at September 30, 2023 but remained above internal policies. We created and implemented several deposit gathering initiatives in 2022 in anticipation of the more challenging deposit gathering environment. We remain optimistic that we will be able to grow our levels of core funding as needed to fund our balance sheet in a sound manner, though during the first nine months of 2023, in response to the current macroeconomic environment, we elected to increase our levels of on-balance sheet liquidity. This increase was funded by a combination of increased core deposits, increased FHLB advances and increases in brokered deposits. When wholesale funding is necessary to complement the company's core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of September 30, 2023.

The amount of time deposits as of September 30, 2023 amounted to $4.8 billion. The following table shows our time deposits in denominations of less than $250,000 and in denominations of $250,000 and greater by category based on time remaining until maturity and the weighted average rate for each category as of September 30, 2023 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$645,908	3.79%
Over three but less than six months	878,213	4.30%
Over six but less than twelve months	844,192	4.13%
Over twelve months	609,497	4.19%
	$2,977,810	4.12%
Denominations $250,000 and greater
Three months or less	$601,124	4.63%
Over three but less than six months	564,673	4.45%
Over six but less than twelve months	409,232	4.28%
Over twelve months	260,200	4.24%
	$1,835,229	4.44%
Totals	$4,813,039	4.24%

Subordinated debt and other borrowings. Pinnacle Bank receives advances from the FHLB pursuant to the terms of various borrowing agreements which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At September 30, 2023, Pinnacle Bank had received advances from the FHLB totaling $2.1 billion up from $464.4 million at December 31, 2022. At September 30, 2023, the scheduled maturities of FHLB advances and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates (1)
2023	$—	—%
2024	—	—%
2025	366,250	4.95%
2026	162,500	4.00%
2027	237,500	4.14%
Thereafter	1,375,012	3.97%
	2,141,262
Deferred costs	(1,259)
Fair value hedging adjustment	(29,405)
Total Federal Home Loan Bank advances	$2,110,598
Weighted average interest rate		4.16%
(1)The FHLB advance that matures in 2025 includes a variable interest rate that could increase or decrease in the future. The table reflects rates in effect as of September 30, 2023.

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

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at September 30, 2023	Coupon Structure at September 30, 2023
Trust preferred securities
PNFP Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	8.47%	3-month SOFR + 2.80% (1)
PNFP Statutory Trust II	September 15, 2005	September 30, 2035	20,619	7.06%	3-month SOFR + 1.40% (1)
PNFP Statutory Trust III	September 7, 2006	September 30, 2036	20,619	7.31%	3-month SOFR + 1.65% (1)
PNFP Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	8.52%	3-month SOFR + 2.85% (1)
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	8.82%	3-month SOFR + 3.25% (1)
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	8.42%	3-month SOFR + 2.85% (1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	7.97%	3-month SOFR + 2.40% (1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	7.36%	3-month SOFR + 1.70% (1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	8.76%	3-month SOFR + 3.10% (1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	7.16%	3-month SOFR + 1.49% (1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	7.36%	3-month SOFR+ 1.73% (1)
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	7.16%	3-month SOFR + 1.50% (1)

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)

Debt issuance costs and fair value adjustments			(8,277)
Total subordinated debt and other borrowings			$424,718
(1) Rate transitioned to 3-month term SOFR plus a comparable tenor spread adjustment beginning after July 1, 2023 as three month LIBOR ceased to be published effective July 1, 2023.
(2) Previously was to migrate to three month LIBOR + 2.775%, but will now migrate to an alternative benchmark rate plus a comparable spread beginning September 15, 2024 through the end of the term as three month LIBOR ceased to be published effective July 1, 2023.

Capital Resources. At September 30, 2023 and December 31, 2022, our shareholders' equity amounted to $5.8 billion and $5.5 billion, respectively. At September 30, 2023 and December 31, 2022, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 11. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At September 30, 2023, we had approximately $179.1 million of cash at the parent company that could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

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

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $1.3 billion at September 30, 2023. Additionally, approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Pinnacle Bank to fall below specified minimum levels. During the nine months ended September 30, 2023, the bank paid dividends of $79.5 million to us which is within the limits allowed by banking regulations.

During the three and nine months ended September 30, 2023, we paid $17.2 million and $51.6 million, respectively, in dividends to our common shareholders and $3.8 million and $11.4 million, respectively, in dividends on our Series B Preferred Stock. On October 17, 2023, our board of directors declared a $0.22 per share quarterly cash dividend to common shareholders which should approximate $17.2 million in aggregate dividend payments that are expected to be paid on November 24, 2023 to common shareholders of record as of the close of business on November 3, 2023. Additionally, on that same day, our board of directors approved a quarterly dividend of approximately $3.8 million, or $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock payable on December 1, 2023 to shareholders of record at the close of business on November 16, 2023. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including, if necessary, our receipt of dividends from Pinnacle Bank, regulatory capital requirements, as they become known to us and receipt of any regulatory approvals that may become required as a result of our and our bank subsidiary's financial results.

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

There were several noteworthy factors when comparing the results of both the earnings simulation and the economic value of equity modeling results as of September 30, 2023 to the modeling results as of September 30, 2022:

•The Federal Reserve tightened monetary policy with 225 basis points of Fed Funds rate increases since September 30, 2022.
•Our deposit mix shifted as evidenced by a drop in our non-interest bearing deposits as a percentage of total deposits dropping from 31.4% to 21.7%.
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

	Estimated % Change in Net Interest Income Over 12 Months
	Sept. 30, 2023*	Sept. 30, 2022*
Instantaneous Rate Change
300 bps increase	5.9%	3.3%
200 bps increase	4.4%	1.7%
100 bps increase	2.4%	0.6%
100 bps decrease	(2.4)%	(2.9)%
200 bps decrease	(3.8)%	(6.8)%
300 bps decrease	(5.5)%	(14.8)%
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

At September 30, 2023, our earnings simulation model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At September 30, 2023, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

	Sept. 30, 2023*	Sept. 30, 2022*
Instantaneous Rate Change
300 bps increase	(17.3)%	(20.1)%
200 bps increase	(12.0)%	(13.9)%
100 bps increase	(6.3)%	(7.1)%
100 bps decrease	6.8%	4.9%
200 bps decrease	11.4%	2.1%
300 bps decrease	4.5%	(1.6)%
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

At September 30, 2023, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At September 30, 2023, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB and, pursuant to a borrowing agreement with the FHLB, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB to increase or decrease our borrowing capacity at the FHLB. At September 30, 2023, we believe we had an estimated $3.0 billion in additional borrowing capacity with the FHLB; however, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $155.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than one month. There were no outstanding borrowings under these agreements at September 30, 2023, or during the three months then ended, although we test the availability of these accommodations periodically. Pinnacle Bank also had approximately $6.3 billion in available Federal Reserve discount window and the Federal Reserve's new Bank Term Funding Program (BTFP) lines of credit at September 30, 2023. The BTFP is a new facility established in response to liquidity concerns within the banking industry following the failures of multiple high-profile financial institutions in the first half of 2023. The BTFP was designed to provide available additional funding to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.

At September 30, 2023, excluding reciprocating time and money market deposits issued through the IntraFiNetwork, we had approximately $3.1 billion in brokered deposits and $11.1 billion in uninsured deposits. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. During the first nine months of 2023, and in response to the uncertainty resulting from the macroeconomic environment and the failure of multiple high-profile financial institutions, we intentionally increased our levels of on-balance sheet liquidity. This increase was funded by a combination of increased core deposits, increased borrowings from the FHLB, holding the proceeds from the recent sale-leaseback transaction and the sale of investment securities and increases in brokered time deposits. We intend to continue to prepay and/or let mature wholesale funding as core deposit levels allow.

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

At September 30, 2023, we had no individually significant commitments for capital expenditures. But, we believe the number of our locations, including non-branch locations, will increase over an extended period of time across our footprint, including the markets to which we have recently expanded, and that certain of our locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. Additionally, we expect we will continue to incur costs associated with planned technology improvements to enhance the infrastructure of our firm.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds).

We have certain contractual obligations as of September 30, 2023, which by their terms have a contractual maturity and termination dates subsequent to September 30, 2023. Each of these commitments is noted throughout Item 2. Management's Discussion and Analysis. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months and that we will have adequate liquidity to meet our obligations over a longer-term as well.

Off-Balance Sheet Arrangements. At September 30, 2023, we had outstanding standby letters of credit of $326.8 million and unfunded loan commitments outstanding of $15.6 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At September 30, 2023, we had accrued reserves of $21.5 million related to expected credit losses associated with off-balance sheet commitments.

Recently Adopted Accounting Pronouncements

See "Part I - Item 1. Consolidated Financial Statements - Note. 1 Summary of Significant Accounting Policies" of this Form 10-Q for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 42 through 65 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Changes in Internal Controls

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-(f)) occurred during the fiscal quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party or of which any of their property is the subject.

ITEM 1A.  RISK FACTORS

Investing in Pinnacle Financial involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in Pinnacle Financial have been outlined in Part II, Item 1A of our Form 10-K for the year ended December 31, 2022. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition. There has been no material change to our risk factors as previously disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended September 30, 2023.

Period	Total Number of Shares Repurchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	5,674	$65.45	—	125,000,000
August 1, 2023 to August 31, 2023	15	74.74	—	125,000,000
September 1, 2023 to September 30, 2023	14	65.67	—	125,000,000
Total	5,703	$65.47	—	125,000,000
______________________
(1)During the quarter ended September 30, 2023, 20,871 shares of restricted stock, restricted stock units or performance stock units previously awarded to certain of the participants in our equity incentive plans vested. We withheld 5,703 shares of common stock to satisfy tax withholding requirements associated with the vesting of these awards.

(2)On January 17, 2023, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the previously authorized share repurchase program that expired on March 31, 2023. The new authorization is to remain in effect through March 31, 2024. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase program does not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. Pinnacle Financial did not repurchase any shares under its share repurchase program during the three months ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

ITEM 6.  EXHIBITS

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

November 3, 2023	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2023	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer
(Principal Financial and Accounting Officer)