Form 10-K
period 2023-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2024-02-26
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter: $4,267,838,784 as of June 30, 2023.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 76,939,919 shares of common stock as of February 22, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 23, 2024 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," "intend," "may," "should," "plan," "believe," "belief," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or BHG, including as a result of the negative impact of inflationary pressures and challenging economic conditions on our and BHG's customers and their businesses, resulting in significant increases in loan losses and provisions for those losses and, in the case of BHG, substitutions; (ii) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (iii) the sale of investment securities in a loss position before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs; (iv) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout the Southeast region of the United States, particularly in commercial and residential real estate markets; (v) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the long-term historical growth rate of its, or such entities', loan portfolio; (vi) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to limit the rates it pays on deposits or uncertainty exists in the financial services sector; (vii) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (viii) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (ix) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of the negative impact to net interest margin from rising deposit and other funding costs; (x) the results of regulatory examinations of Pinnacle Financial, Pinnacle Bank or BHG, or companies with whom they do business; (xi) BHG's ability to profitably grow its business and successfully execute on its business plans; (xii) risks of expansion into new geographic or product markets; (xiii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or other intangible assets; (xiv) the ineffectiveness of Pinnacle Bank's hedging strategies, or the unexpected counterparty failure or hedge failure of the underlying hedges; (xv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xvi) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvii) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Bank's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xviii) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xix) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xx) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients; (xxi) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xxii) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xxiii) the risks associated with Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company or all or a portion of their ownership interests in BHG (triggering a similar sale by Pinnacle Bank); (xxiv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxv) fluctuations in the valuations of Pinnacle Financial's equity investments and the ultimate success of such investments; (xxvi) the availability of and access to capital; (xxvii) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions involving Pinnacle Financial, Pinnacle Bank or BHG; and (xxviii) general competitive, economic, political and market conditions. A more detailed description of these and other risks is contained in "Item 1A. Risk Factors" below. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms "we," "our," "us," "the firm," "Pinnacle Financial Partners," "Pinnacle" or "Pinnacle Financial" as used herein refer to Pinnacle Financial Partners, Inc., and its subsidiaries, including Pinnacle Bank, which we sometimes refer to as "our bank subsidiary" or "our bank" and its other subsidiaries.  References herein to the fiscal years 2021, 2022 and 2023 mean our fiscal years ended December 31, 2021, 2022 and 2023, respectively.

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” appearing elsewhere in this Form 10-K and other cautionary statements set forth elsewhere in this report.

ITEM 1.  BUSINESS

OVERVIEW

Pinnacle Financial Partners is a financial holding company headquartered in Nashville, Tennessee, with approximately $48.0 billion in total assets as of December 31, 2023. The holding company is the parent company of Pinnacle Bank, a Tennessee state-chartered bank, and owns 100% of the capital stock of Pinnacle Bank. The firm started operations on October 27, 2000, in Nashville, Tennessee, and has since grown through a combination of acquisitions and organic growth to 128 offices from which we conduct branch banking operations, including 51 in Tennessee, 39 in North Carolina, 21 in South Carolina, 10 in Virginia, three in Georgia, two in Alabama, one in Kentucky, and one in Maryland.

Pinnacle Financial provides a full range of banking, investment, trust, mortgage and insurance products and services designed for businesses and their owners and individuals interested in a comprehensive relationship with their financial institution. The firm is the No. 1 bank in the Nashville-Murfreesboro-Franklin MSA, according to June 30, 2023 deposit data from the FDIC, is listed by Forbes as the No. 27 best bank in the nation in 2023 and earned a spot among the top 25 on the 2023 list of 100 Best Companies to Work For® in the U.S., its seventh consecutive appearance. Pinnacle Bank was also listed in FORTUNE magazine as the No. 6 company to work for in the U.S. for women in 2023. American Banker recognized Pinnacle as the No. 4 of America’s Best Banks to Work in 2023 for the 11th year in a row and No. 1 among banks with more than $10 billion in assets in 2023.

Pinnacle Bank owns a 49 percent interest in Bankers Healthcare Group (BHG), which provides innovative, hassle-free financial solutions to healthcare practitioners and other professionals. Prior to September 30, 2022, we held a portion of this investment at Pinnacle Financial and a portion at Pinnacle Bank. Effective September 30, 2022, Pinnacle Financial contributed 100% of the equity interests of BHG owned by it to Pinnacle Bank. The loans originated by BHG are either financed by secured borrowings or sold to independent financial institutions and investors. Great Place to Work and FORTUNE have listed BHG as a best workplace in multiple categories since 2016.

Pinnacle Financial Partners operates as a community bank in 17 primarily urban markets across the Southeast region of the United States. As an urban community bank, Pinnacle Bank provides the personalized service most often associated with smaller banks while offering many of the sophisticated products and services, such as investments and treasury management, more typically found at much larger banks. This approach has enabled Pinnacle Bank to attract clients from the regional and national banks in all its markets.

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

Pinnacle Bank's lending activities are subject to a variety of lending limits imposed by federal and state law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to Pinnacle Bank. In general, however, at December 31, 2023, we were able to loan any one borrower a maximum amount equal to approximately $719.6 million, for loans that meet certain additional collateral guidelines. These legal limits will increase or decrease as Pinnacle Bank's capital increases or decreases as a result of its earnings or losses, the injection of additional capital, payments of dividends, acquisitions, or for other reasons. Pinnacle Bank has internal loan limits ranging from $15 million to $100 million, dependent upon the internal risk rating of a loan, all of which limits are well below the legal lending limit of the bank.

The principal economic risk associated with each category of loans that Pinnacle Bank has made or may in the future make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower's ability to repay include interest, inflation and unemployment rates, as well as other factors affecting a borrower's assets, clients, business, suppliers and employees. Many of Pinnacle Bank's commercial loans are made to small- to medium-sized businesses that are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers. During periods of economic weakness or periods of increased inflation, like we have recently experienced, these businesses may be more rapidly and more adversely affected than other enterprises and may cause increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for credit losses.

Pinnacle Bank's commercial clients borrow for a variety of purposes. The terms of these loans (which include, among others, equipment loans and working capital loans) will vary by purpose and by type of underlying collateral, if any. Commercial loans may be unsecured or secured by accounts receivable or by other business assets. Pinnacle Bank also makes a variety of commercial real estate loans, including loans secured by investment properties and business loans secured by real estate.

Pinnacle Bank also makes a variety of loans secured and unsecured to individuals for personal, family, investment and household purposes, including installment and term loans, lines of credit, residential first mortgage loans, home equity loans and home equity lines of credit. We also offer credit cards for consumers and businesses directly.

Through our subsidiary Advocate Capital, we make loans to law firms to finance case expenses and the firms' working capital needs. These loans are typically secured by the borrower's receivables and in certain circumstances include guaranties by individual partners of the firm.

Through our subsidiary JB&B Capital, we originate commercial equipment loans and leases, which we also originate through Pinnacle Bank.

Additionally, during 2022, we added two specialty lending groups: franchise lending and equipment lease financing.

Deposit Services

Pinnacle Bank seeks to establish a broad base of core deposits, including savings, noninterest-bearing checking, interest-bearing checking, money market and certificate of deposit accounts, including access to products offered through IntraFi Network Deposit and other niche-based deposit programs. Pinnacle Bank is focused on attracting operating accounts and other core deposits while also lowering our cost of funds. Rates paid on such deposits vary across geographic markets and deposit categories due to different market competition, products and services, deposit size, and other services rendered. Pinnacle Bank acts as a depository for many state and local governments, government agencies, education systems and power and utility organizations. Such public fund deposits are often subject to competitive bid and in many cases must be secured by pledging a portion of our investment securities or a letter of credit.

To attract deposits, Pinnacle Bank employs a reputation management plan within its geographic markets based on relationship banking. These plans feature broad product lines, competitive pricing, and services it believes will support clients' growth. The primary sources of deposits are businesses, their owners and employees along with individuals interested in a comprehensive banking relationship in Pinnacle’s geographic markets. Pinnacle Bank traditionally obtains deposits through personal solicitation by its financial advisors and leadership team, although its use of advertising has increased in recent years, primarily due to its partnerships with the Tennessee Titans NFL football team, The Pinnacle at Nashville Yards, and the Memphis Grizzlies NBA basketball team.

Additionally, Pinnacle Bank offers its targeted small business and commercial clients a comprehensive array of treasury management and remote deposit services, which allow electronic deposits to be made from the client's place of business. Our treasury management services include, among other products, online wire origination, enhanced ACH origination services, positive pay, zero balance and sweep accounts, automated bill pay services, electronic receivables processing, lockbox processing, merchant card acceptance services, small business and commercial credit cards corporate purchasing cards and virtual accounting/deposit escrow solutions.

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

The financial services industry is becoming even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms, and insurance companies can operate as affiliates under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our nonbank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may be able to develop and offer a broader range of products and services as well as better pricing for those products and services. Finally, our competitors may choose to offer lower interest rates and pay higher deposit rates than we do. The actions of these competitors in these regards could cause us to lose customers or elements of the total business relationship we have with a client which could negatively impact our business.

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

We are engaging with our associates on a regular basis to assess job satisfaction, and we use the information from internal and third-party surveys to improve our ability to attract, develop, and retain talented associates who drive client engagement. All associates joining Pinnacle, including those joining as a result of an acquisition, participate in a three-day orientation that focuses on culture. During 2023, we received more than 15 local or national workplace awards including ranking No. 24 among the 100 Best Companies to Work For, No. 26 Best Workplaces for Millennials and No. 6 Best Workplaces for Women all by Great Place to Work® and FORTUNE Magazine, as well as earning a spot on PEOPLE Magazine's 100 Companies That Care list. All of these honors place heavy emphasis on anonymous surveys of associates in the judging criteria. We believe these awards illustrate that our culture is strong, and our financial returns illustrate that the focus on culture is a winning business strategy. As of December 31, 2023, we employed 3,357.0 full-time equivalent associates.

None of our associates are represented by a union, collective bargaining agreement or similar arrangement, and we have not experienced any labor disputes or strikes arising from any organized labor groups. We aim to create a great place to work for all of our associates. We believe that a strong and diverse team is critical to our success and are committed to being more vocal and focused on our efforts toward creating a great place to work for all. We are guided by the foundational elements of our diversity and inclusion policy, namely that all people deserve a great place to work and do business and that every community deserves an equal opportunity for economic prosperity. The Company's Diversity, Equity and Inclusion Officer along with two regional DEI advisors, lead and coordinate the focused effort and continued commitment to diversity, inclusion and equity with associates internally as well as with clients and in the communities we serve. At December 31, 2023, 65% of our associates were women and approximately 18% identify themselves as part of a racial or ethnic minority group. Among the Company’s 202-person Leadership Team, women make up approximately 34% of these associates, up from 23% in 2020, while minorities account for approximately 9% of the Leadership Team members, up from 4% in 2020. Beginning in 2020, a senior leadership team made up of a subset of these Leadership Team members was formed. Presently, the senior leadership team consists of 11 associates, with women making up 18% of this group and minorities making up 9%. Though we are proud of the progress we have made since 2020, we understand that more work remains to be done and we have implemented several initiatives designed to achieve a more diverse, equitable, and inclusive team, including enhanced training, leadership succession initiatives and the development of a multi-year strategy to focus on enhancing our associates’ diversity, equity, and inclusion awareness. This diversity, equity, and inclusion awareness enhancement process includes a number of initiatives that are underway to build broader networks with diverse agencies and community organizations as we look to recruit and develop future diverse associates and leaders. Through these initiatives, we have also achieved improving diversity in our leadership succession plan. As of December 31, 2023, women represented 62% of leadership first-choice successors in our succession plan when an internal successor was identified, up 53% over 2022. Associates who identify themselves as part of a racial or ethnic minority group, represented 14% of leadership first-choice successors in our succession plan when an internal candidate was identified, up 32% over 2022.

Serving the needs of all of the members of our communities also remains an important part of our strategy. For years, we have focused our community investment efforts on giving within four categories that we believe improve the quality of life of the citizens in our communities: education, health and human services, economic development and the arts. We also empower our associates to serve the causes about which they are most passionate. In 2022, our associates volunteered more than 33,643 hours of their time through 3,718 service opportunities o help organizations across our footprint.

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

We have also posted our Corporate Governance Guidelines, Corporate Code of Conduct for directors, officers and employees, and the charters of our Audit Committee, Human Resources and Compensation Committee, Executive Committee, Risk Committee, Nominating and Corporate Governance Committee and Climate Sustainability Committee of our board of directors in the Investor Relations section of our website at www.pnfp.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Corporate Code of Conduct, Corporate Governance Guidelines or current committee charters on our website. Our corporate governance materials are available free of charge upon request to our Corporate Secretary at our corporate headquarters, Pinnacle Financial Partners, Inc., 150 Third Avenue South, Suite 900, Nashville, Tennessee 37201. Our telephone number for our corporate headquarters is (615) 744-3700.

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

Change in Bank Control. Subject to various exceptions, the Federal Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company, together with any other person deemed to be acting in concert with such individual or company, acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if an individual or company, together with any other person deemed to be acting in concert with such individual or company, acquires 10% or more, but less than 25%, of any class of voting securities and either:

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

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be "well capitalized" and "well managed" and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act, as discussed in the section captioned “Community Reinvestment Act” below. A depository institution subsidiary is considered to be "well capitalized" if it satisfies the requirements for this status discussed in the section captioned "Capital Adequacy" below. A depository institution subsidiary is considered "well managed" if it received a composite rating and management rating of at least "satisfactory" in its most recent examination. A financial holding company's status will also depend upon it maintaining its status as "well capitalized" and "well managed" under applicable Federal Reserve regulations. If a financial holding company and its depository institution subsidiaries cease to meet these capital and management requirements, the Federal Reserve's regulations provide that the financial holding company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company (including its depository institution subsidiaries) returns to compliance, the Federal Reserve may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. If the financial holding company (including its depository institution subsidiaries) does not return to compliance within 180 days, the Federal Reserve may require divestiture of the holding company's depository institutions or alternatively the holding company may be required to cease to engage in the activities that it is engaged in that a bank holding company is not permitted to engage in without being a financial holding company.

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

Pinnacle Bank

Pinnacle Financial owns one bank - Pinnacle Bank. Pinnacle Bank is a state bank chartered under the laws of the State of Tennessee that is not a member of the Federal Reserve. As a result, it is subject to the supervision, examination and reporting requirements and the regulations of the Federal Deposit Insurance Corporation ("FDIC") and Tennessee Department of Financial Institutions ("TDFI"). The TDFI has the authority to approve or disapprove mergers, the issuance of preferred stock and capital notes by Pinnacle Bank, the establishment of branches and similar corporate actions. The TDFI regularly examines state banks like Pinnacle Bank and in connection with its examinations may identify matters necessary to improve a bank's operation in accordance with principles of safety and soundness. The FDIC also has examination powers with respect to state, non-member banks like Pinnacle Bank. Any matters identified in such examinations are required to be appropriately addressed by the bank. Pinnacle Bank is also subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

Branching. While the TDFI has authority to approve branch applications, state banks are required by the State of Tennessee to adhere to branching laws applicable to state chartered banks in the states in which they are located. With prior regulatory approval, Tennessee law permits banks based in the state to either establish new or acquire existing branch offices throughout Tennessee. As a result of the Dodd-Frank Act, Pinnacle Bank and any other national or state-chartered bank generally may, with receipt of any required regulatory approvals, branch across state lines to the same extent as banks chartered in the state where the branch is located.

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

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the Deposit Insurance Fund ("DIF") incurred as a result of bank failures that occurred during the first half of 2023 and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and will be assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. As a result of this final rule, we accrued $29.0 million ($21.8 million after tax) related to this assessment in the fourth quarter of 2023. This amount represents our current expectation of the full amount of the assessment based on our total uninsured deposits as of December 31, 2022. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

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

Under these rules, the leverage and risk-based capital ratios of bank holding companies like Pinnacle Financial may not be lower than the leverage and risk-based capital ratios for insured depository institutions like Pinnacle Bank. The final capital rules implementing Basel III include minimum risk-based capital and leverage ratios for banks and their holding companies. Moreover, these rules refined the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock and related surplus, less goodwill and other specified intangible assets and other regulatory deductions. Tier 2 capital generally consists of perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying trust preferred securities and subordinated debt, qualifying mandatorily convertible debt securities, and a limited amount of the allowance for credit losses.

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

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV” or the “Basel III Endgame.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. In July 2023, federal banking regulators issued a joint agency proposal that sought to implement the final components of the Basel III Endgame as well as seeking to make changes aimed at addressing the underlying causes of the turmoil in the banking industry that was experienced in the first half of 2023 with the failure of certain larger financial institutions. The proposal seeks to revise the capital framework for banks with total assets of $100 billion or more in four main areas of credit risk, market risk, operational risk and credit valuation adjustment risk. The proposal also would require banks with total assets of $100 billion or more to include unrealized gains and losses from certain securities in their capital ratios, to comply with supplementary leverage ratio requirements and to comply with countercyclical capital buffer requirements, if activated. The comment period for these proposed changes ended in January 2024, with the final rules expected to be published later in 2024, and though the proposal applies only to banks with total assets of $100 billion or more, it’s unclear at this time whether any of these more stringent requirements will be imposed on Pinnacle Financial or Pinnacle Bank through the ongoing regulatory oversight process.

In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintained the three-year transition option of the 2019 CECL Rule and also provided banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, each of Pinnacle Bank and Pinnacle Financial has elected the option to delay the estimated impact on regulatory capital of Pinnacle Financial's and Pinnacle Bank's adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”), was delayed until December 31, 2021. As of January 1, 2022, the cumulative amount of the transition adjustments of $68.0 million became fixed and will be phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in 2022, 50%

recognized in 2023, and 25% recognized in 2024. Beginning on January 1, 2025, the temporary regulatory capital benefits will be fully reversed.

At December 31, 2023, Pinnacle Bank's CET1 capital ratio was 11.1%, Tier 1 risk-based capital ratio was 11.1%, total risk-based capital ratio was 12.0% and Tier 1 leverage ratio was 9.7%, compared to 10.9%, 10.9%, 11.6% and 10.1% at December 31, 2022, respectively. At December 31, 2023, Pinnacle Financial's CET1 capital ratio was 10.3% Tier 1 risk-based capital ratio was 10.8%, total risk-based capital ratio was 12.7% and Tier 1 leverage ratio was 9.4%, compared to 10.0%, 10.5%, 12.4% and 9.7% at December 31, 2022, respectively. All of these ratios exceeded regulatory minimums and those required by Basel III and FDICIA (including after application of any applicable capital conservation buffer) to be considered well capitalized. More information concerning Pinnacle Financial's and Pinnacle Bank's regulatory ratios at December 31, 2023 is included in Note 19 to the "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report on Form 10-K.

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

In January 2023, Pinnacle Financial’s board of directors authorized a share repurchase program for up to $125.0 million of Pinnacle Financial’s outstanding common stock, which is scheduled to expire upon the earlier of Pinnacle Financial’s repurchase of shares of its outstanding common stock having an aggregate purchase price of $125.0 million and March 31, 2024. During 2023, Pinnacle Financial repurchased no shares of its common stock under such share repurchase program. In addition, in January 2024, Pinnacle Financial’s board of directors approved a subsequent repurchase program for up to $125.0 million. The new repurchase program will commence upon the expiration of the current program and is scheduled to expire upon the earlier of Pinnacle Financial’s repurchase of shares of its outstanding common stock having an aggregate purchase price of $125.0 million and March 31, 2025. Repurchases of shares of Pinnacle Financial’s common stock will be made in accordance with applicable laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise.

Payment of Dividends

Pinnacle Financial is a legal entity separate and distinct from Pinnacle Bank. Though Pinnacle Financial had cash and cash equivalents of $197.1 million as of December 31, 2023, the principal source of Pinnacle Financial's cash flow, including cash flow to pay interest to its holders of subordinated debentures and subordinated notes, and any dividends payable to common shareholders and holders of its preferred stock, are dividends that Pinnacle Bank pays to Pinnacle Financial as its sole shareholder. Under Tennessee law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity, and other needs.

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

Statutory and regulatory limitations also apply to Pinnacle Bank's payment of dividends to Pinnacle Financial. Pinnacle Bank is required by Tennessee law to obtain the prior approval of the Commissioner of the TDFI for payments of dividends if the total of all dividends declared by its board of directors in any calendar year will exceed (1) the total of Pinnacle Bank's net income for that year, plus (2) Pinnacle Bank's retained net income for the preceding two years. As of December 31, 2023, Pinnacle Bank could pay dividends to Pinnacle Financial of up to $1.4 billion. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity rather than debt issuances. Pinnacle Financial had available cash balances of approximately $197.1 million at December 31, 2023 that could be used to pay its obligations and support Pinnacle Bank.

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

During the fourth quarter of 2013, Pinnacle Financial initiated a quarterly common stock dividend in the amount of $0.08 per share. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 18, 2022, when the board of directors increased the dividend to $0.22 per share. During the year ended December 31, 2023, Pinnacle Financial paid $68.7 million in net dividends to its common shareholders. On January 16, 2024, our board of directors declared a $0.22 per share quarterly cash dividend to common shareholders which approximated $17.3 million in aggregate dividend payments and was paid on February 23, 2024 to common shareholders of record as of the close of business on February 2, 2024.

During the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th interest in a share of its 6.75% fixed rate non-cumulative, perpetual preferred stock, Series B (Series B Preferred Stock) in a registered public offering to both retail and institutional investors. During the years ended December 31, 2021, 2022, and 2023, Pinnacle Financial paid $15.2 million in dividends on its Series B Preferred Stock. On January 16, 2024, our board of directors approved a quarterly dividend of approximately $3.8 million, or $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock payable on March 1, 2024 to shareholders of record at the close of business on February 15, 2024.

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

Pinnacle Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. Among other requirements and limitations, these extensions of credit are subject to certain dollar value limitations, must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features.

Community Reinvestment Act and Fair Lending

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve and the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods consistent with safe and sound operations of the institutions. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Pinnacle Bank. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. Pinnacle Bank received a satisfactory CRA rating from its primary federal regulator on its most recent CRA regulatory examination.
In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would have significantly changed existing CRA regulations. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020; however, in December 2021, the OCC revoked the newly issued rule and largely reverted to its prior CRA rule. On October 24, 2023, the OCC, Federal Reserve and FDIC issued a final rule that the regulators believe will strengthen and modernize regulations implementing the CRA. The stated key objectives of the rule are to (1) strengthen the achievement of the core purpose of the CRA, (2) adapt to changes in the banking industry, including the expanded role of mobile and online banking, (3) provide greater clarity and consistency in the application of CRA regulations, (4) tailor performance standards to account for differences in bank size, business models and local conditions, (5) tailor data collection and reporting requirements and use existing data whenever possible, (6) promote transparency and public engagement, (7) confirm that CRA and fair lending responsibilities are mutually reinforcing and (8) promote a consistent regulatory approach that applies to banks regulated by all three agencies. This final rule becomes effective on April 1, 2024 though compliance with a majority of the rules will not be required until January 1, 2026, and the data reporting requirements of the final rule will not take effect until January 1, 2027. Because of Pinnacle Bank’s asset size it will be evaluated for compliance with the new rule under each of the rule's four tests – the retail lending test, the retail services and products tests, a community development financing test and a community development services test. Among other things, the new rule expands those assessment areas where Pinnacle Bank’s activities will be tested for compliance with the rules to include areas where Pinnacle Bank (or its subsidiaries or entities in which it has made significant investments) may not have a physical presence but nonetheless engages in activity as a result of online banking activities. Pinnacle Financial is evaluating the impact of the changes within these new rules on its (and its subsidiaries’ and other entities’ in which it has made significant investments) operations and the potential impact to its and these other companies’ financial condition, results of operations, and/or liquidity, which cannot be predicted at this time. In January 2024, multiple trade associations and others filed a lawsuit in the Northern District of Texas seeking to vacate the new CRA rules on the grounds that the regulators exceeded their statutory authority in adopting the rules and that the rules may curtail lending. The lawsuit also seeks an injunction that would stop the rules from going into effect until the case is decided.

Pinnacle Bank is also subject to fair lending requirements and reporting obligations involving its home mortgage lending operations. Fair lending laws prohibit discrimination in the provision of banking services, and bank regulators have increasingly focused on the enforcement of these laws. Fair lending laws include the Equal Credit Opportunity Act of 1974 and the Fair Housing Act of 1968, which prohibit discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender and religion. Pinnacle Bank may be liable, either through administrative enforcement or private civil actions, for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the U.S. Department of Justice (“DOJ”) for investigation. Pursuant to a Memorandum of Understanding, the DOJ and the Consumer Financial Protection Bureau (“CFPB”) have agreed to share information, coordinate investigations and generally commit to strengthen their coordination efforts. Pinnacle Bank is required to have a fair lending program that is of sufficient scope to monitor the inherent fair lending risk of the institution and that appropriately remediates issues which are identified.

Enhanced Prudential Standards

The Federal Reserve is required to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards applicable to large bank holding companies and certain non-bank covered companies designated as systemically important by the Financial Stability Oversight Council. The Dodd-Frank Act mandates that certain regulatory requirements applicable to these systemically important financial institutions be more stringent than those applicable to other financial institutions. In 2019, the Federal Reserve adopted new rules impacting certain capital and liquidity requirements and other enhanced prudential standards. The final rules assign all domestic bank holding companies with $100 billion or more in total consolidated assets to one of four categories of tailored regulatory requirements. Pinnacle Financial and Pinnacle Bank are generally not impacted by these rules, though the enhanced prudential standards rules, as amended in 2019, require publicly traded bank holding companies, like Pinnacle Financial, with $50 billion or more in total consolidated assets to establish risk committees. Prior to the amendment, the requirement to establish a risk committee was applicable to publicly traded bank holding companies with $10 billion or more in consolidated assets. We have established and currently maintain a risk committee of our board of directors.

Resolution Planning

The FDIC has required insured depository institutions (“IDIs”) with more than $50 billion in total consolidated assets to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. In 2018, the FDIC issued a moratorium on resolution plans for IDIs with more than $50 billion in assets. The moratorium is still in effect for IDIs with more than $50 billion but less than $100 billion in assets. In August 2023, the FDIC proposed amendments to the resolution planning requirements for IDIs with $50 billion or more in total assets. The amendments would require IDIs with between $50 billion and $100 billion in assets to submit informational filings on a two-year cycle, with an interim supplement updating key information submitted in the off years.

Cybersecurity and Data Privacy

State and federal banking regulators have issued various policy statements and, in some cases, regulations, emphasizing the importance of technology risk management and supervision. In July 2023, the SEC adopted rules that require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. The final rule applicable to the cybersecurity disclosure to be included in the Company’s (i) Current Reports on Form 8-K became effective on December 18, 2023 and (ii) Annual Report on Form 10-K became effective for any fiscal year ending on or after December 15, 2023. On November 18, 2021, the federal banking agencies issued a joint final rule that requires a banking organization to notify their primary federal regulator within 36 hours of becoming aware that a significant “computer-security incident” has occurred. In general, a banking organization must notify its primarily federal regulator for incidents that have materially disrupted, degraded or impaired - or are reasonably likely to materially disrupt, degrade or impair - (i) the ability of such banking organization to carry out banking operations and activities or deliver banking products and services, (ii) such banking organization’s results of operations, or (iii) the financial stability of the financial sector. The final rule also requires a bank service provider to notify each of its affected customers as soon as possible when it determines that it has experienced a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption for four or more hours. Compliance with the final rule was required by May 1, 2022. This new rule and the earlier such policy statements and regulations indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.

Federal statutes and regulations, including the Gramm-Leach-Bliley Act and the Right to Financial Privacy Act of 1978, limit Pinnacle Financial’s and Pinnacle Bank’s ability to disclose non-public information about consumers, customers and employees to nonaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires disclosure of our privacy policies and practices relating to sharing non-public information and enables retail customers to opt out of the institution’s ability to share information with unaffiliated third parties under certain circumstances. The Gramm-Leach-Bliley Act also requires Pinnacle Financial and Pinnacle Bank to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information and, if applicable state law is more protective of customer privacy than the Gramm-Leach-Bliley Act, financial institutions, including Pinnacle Bank, will be required to comply with such state law. In addition to their obligations to safeguard customer information under GLB Act regulations, financial institutions, like Pinnacle Bank, are subject to regulations that require the institutions when they become aware of an incident of unauthorized access to sensitive customer information, to conduct a reasonable investigation to promptly determine the likelihood that the information has been or will be misused. If the institution determines that misuse of the sensitive customer information has occurred or is reasonably possible, it should notify the affected customers as soon as possible. An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. Other nations in which our customers do business, such as the European Union, have adopted similar requirements. This trend of state-level and international activity is expected to continue to expand, requiring continual monitoring of developments in the states and nations in which our customers are located and ongoing investments in our information systems and compliance capabilities.

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

Incentive Compensation Policies and Restrictions

The federal banking agencies have issued guidance on sound incentive compensation policies that applies to all banking organizations supervised by the agencies (thereby including both Pinnacle Financial and Pinnacle Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint regulations or guidelines for specified regulated entities, such as us, having at least $1 billion in total assets, to prohibit incentive-based payment arrangements that encourage inappropriate risk taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. Pursuant to SEC regulations and Nasdaq rules enacted in 2022, we adopted a "clawback" policy in 2023 with respect to the recovery of incentive-based compensation paid to current or former executive officers in the event of material noncompliance with any financial reporting requirement under the securities laws. A copy of our clawback policy is included as Exhibit 97.1 to this Form 10-K.

The Federal Reserve will review, as part of its standard, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Pinnacle Financial, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The scope and content of the U.S. banking regulators’ policies on executive compensation may continue to evolve in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate key employees.

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
•Electronic Fund Transfers Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities (including with respect to the permissibility of overdraft charges) arising from the use of automated teller machines and other electronic banking services;
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

Examination and enforcement by the state and federal banking agencies, including the CFPB (as described in more detail below), and other such enforcement authorities, for non-compliance with consumer protection laws and their implementing regulations have increased and become more intense. Due to these heightened regulatory concerns, including increased enforcement of the CRA by the federal banking agencies, and the powers and authority of the CFPB, Pinnacle Bank and its affiliates may incur additional compliance costs or be required to expend additional funds for investments in their local communities or other assessment areas.

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

Credit and Lending Risks

•We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses and make other loans that may carry increased levels of credit risk.
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
•BHG’s results of operations are a meaningful portion of our results of operations, and adverse events affecting BHG or BHG’s business that negatively affect its operations, financial results or financial condition, including its ability to generate and fund loans, including through the auction platform it has developed, could significantly impact our results.
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
•We are subject to various statutes and regulations that may impose additional costs on us or limit our ability to take certain actions.
•We must maintain adequate regulatory capital to support our business objectives.
•Pinnacle Financial is required to act as a source of financial and managerial strength for Pinnacle Bank in times of stress.
•Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations, like those issued by OFAC, could result in fines or sanctions against us or restrict our ability to make acquisitions.

Risks Related to Our Securities

•The price of our capital stock may be volatile or may decline.
•Our ability to declare and pay dividends is limited.
•We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.
•The Series B Preferred Stock, like our common stock, constitutes an equity security and ranks junior to all of our and our subsidiaries’ existing indebtedness and will rank junior to our and our subsidiaries’ future indebtedness.
•The Series B Preferred Stock and the depositary shares representing the Series B Preferred Stock, like our common stock, effectively rank junior to any existing and all future liabilities of our subsidiaries.
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

Our profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans and investment securities and other interest-earning assets and interest expense paid on deposits, other borrowings, subordinated debentures and subordinated notes. The absolute level of interest rates as well as changes in interest rates or that affect the yield curve may affect our level of interest income, the largest component of our gross revenue, as well as the level of our interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under our control. For example, national monetary policy has played a significant role in the determination of interest rates and we expect this trend to continue during 2024. Additionally, competition, including competitor pricing, and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits as does our liquidity position and then-current loan demand and our orientation toward loan growth.

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

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected. Short-term interest rates rose significantly in 2022 and remained at elevated levels throughout 2023. Short-term interest rates are expected to stabilize during the first part of 2024 at current elevated levels, and potentially start to decline beginning in the second quarter of 2024. In an elevated rate environment our ability to maintain or increase the rates we charge on loans while limiting any further increase in, or potentially reducing, the rates we pay on deposits will be critical to maintaining or expanding our net interest margin. During the recent rising rate environment, the rates we paid on our deposits increased at a faster rate than the rates we earned on loans, which had an increasingly negative impact on our net interest margin over the period. We expect deposit costs to continue to remain elevated during the first part of 2024 due to the expected persistence of heightened levels of short-term interest rates and competition in our markets.

While short-term interest rates are expected to continue to stabilize through the first part of 2024, we believe that a falling rate environment may begin in the second quarter of 2024. Were that to happen, our ability to lower the rates we pay on deposits will be critical to our ability to maintain or slow any potential decline in our net interest margin, as we anticipate that loan pricing in a falling rate environment would be competitive and existing loans that we have made may be refinanced at lower interest rates, particularly in the case of fixed rate loans with no prepayment penalties. We may also be limited in our ability to lower, in a timely manner, the rates we pay on our brokered deposits and other time deposits with stated maturities, the balances of which increased during 2023.

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing characteristics, and balances of the different types of our interest-earning assets and interest-bearing liabilities and by utilizing hedging strategies to reduce the impact of changes in rates. Interest-rate risk management techniques are not exact. From time to time we have repositioned a portion of our investment securities portfolio in an effort to better position our balance sheet for potential changes in short-term rates. We employ the use of models and modeling techniques to quantify the levels of risks to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While we strive to ensure the accuracy of our modeled interest rate risk profile, there are inherent limitations and imprecision in this determination and actual results may differ.

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

Changes in interest rates can negatively affect the performance of most of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio, as was the case in 2022 and 2023 with the rising rate environment. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic, social and political conditions and issues, including trade disputes and global health pandemics, and other factors beyond our control. Fluctuations in interest rates can materially affect both the returns on and market value of our investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

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

In addition, from time to time we may restructure portions of our investment securities portfolio as part of our asset liability management strategies or in response to liquidity needs, and we may incur losses, which may be material, in connection with any such restructuring. We currently have a significant amount of unrealized losses in our securities portfolio. These losses are largely the result of the rising interest rate environment we experienced in 2022 and 2023 and the continued elevated interest rate environment we are experiencing so far in 2024. If we were to sell any of these securities before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs, we would be required to recognize these losses and the recognition of those losses could materially and adversely affect our results of operations, capital and financial condition.

Credit and Lending Risks

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses and make other loans that may carry increased levels of credit risk.

We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders and music publishers. Economic conditions were challenging throughout 2023, and if the economic environment in our markets further weakens, including as a result of persistent high inflation, elevated short-term interest rates, and increased geopolitical tensions around the world, including escalating hostilities in the Middle East, our exposure to these industries or other concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional credit loss provisions, negatively impacting our results of operations and financial condition.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2023, our commercial and industrial loans accounted for approximately 35.7% of our total loans. Additionally, approximately 34.9% of our commercial real estate loans at December 31, 2023 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses’ real estate. We expect to seek to expand the amount of these two types of loans in our portfolio during 2024. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, or other operational challenges like those resulting from supply chain disruption, labor shortages or inflationary pressures on their costs, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its obligations to us. If general economic conditions negatively impact the markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

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

Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing some of the construction and development loans that we hold. Reduced demand for new residential mortgage loans as we experienced in 2022 and 2023, whether the result of higher mortgage interest rates, inflationary pressures on building costs, depressed inventory levels or other factors, could also continue to cause reduced demand for mortgage loans, which would reduce our net interest income and noninterest income levels. If economic and real estate market conditions further deteriorate in our markets, we may experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for credit losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

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

Our ability to improve our results of operations is dependent upon, among other things, growing our loan portfolio and increasing net interest income. While we believe that our strategy to grow our loan portfolio is sound and our growth targets are achievable over an extended period of time, competition within our market areas is significant and as a result of that competition, as well as a worsening in general economic conditions (including as a result of elevated short-term interest rates), we may experience periods when our loan growth is muted or we could experience declines in our loan portfolio. We compete with both large regional and national financial institutions, who are sometimes able to offer more attractive interest rates and other financial terms than we choose to offer, and smaller community-based financial institutions who seek to offer a similar level of service to that which we offer. This competition can make loan growth challenging, particularly if we are unwilling to price loans at levels that would cause unacceptable levels of compression of our net interest margin or if we are unwilling to structure a loan in a manner that we believe results in a level of risk to us that we are not willing to accept.

Our ability to grow our loan portfolio is also dependent on our ability to fund loan growth. We primarily seek to fund our loan growth through stable, core deposits, but at times our ability to attract core deposits in amounts sufficient to fund our loan growth has been limited by competitive pressures in our markets, general economic conditions, and our business model that focuses principally on serving small to medium-sized businesses and their owners rather than a broad retail distribution strategy. As a result, at times, including during 2023, our funding sources have consisted of greater amounts of non-core funding. Increased reliance on these non-core funding sources can negatively impact our net interest margin and our net interest income if the rates we pay on these non-core funding sources exceed the rates we would pay on core funding sources.

Larger banks, with a more developed retail footprint, and non-banks, who are able to operate with greater flexibility and lower cost structures due to less regulatory oversight, are better able to attract lower-cost retail deposits or other funding sources than we can, which at times causes us to utilize a larger percentage of noncore funding to fund our loan growth. Our levels of non-core deposits increased in 2023 as competition for, and the rates paid on, core deposits increased significantly in our markets. If we are unable to retain or attract core deposits at sufficient levels to fund our loan growth and our percentage of noncore funding rises to levels that approach our policy limits, we may need to modify our growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow for us to return to an acceptable level of noncore funding within a reasonable amount of time, any one of which actions could adversely affect our results of operations, particularly during periods of time when our net interest margin is experiencing compression. Moreover, loan growth throughout the year can fluctuate due in part to seasonality of the businesses of our borrowers and potential borrowers and the timing on loan repayments, particularly those of our borrowers with significant relationships with us, resulting from, among other things, excess levels of liquidity.

Much of our organic loan growth that we have experienced in recent years (and a key part of our loan growth strategy in 2024 and beyond) was the result not of strong loan demand but rather of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, if these advisors we hire are unable to cause their customers to move their relationships to us in the time periods that we are targeting (including as a result of the current elevated interest rate environment we are experiencing) or at all, or if we are unable to retain such business, our loan growth may be negatively affected, which could have a material adverse effect on our results of operations and financial condition.

In our efforts to continue to grow our loan portfolio, we have expanded the types of loans that we offer to certain specialty areas, like equipment financing and franchise financing, and these areas remain an important focus of our loan growth plans for 2024. Our ability to grow loans in these areas will be dependent on our ability to attract bankers with experience in these areas and those bankers’ ability to win new deals and projects in these spaces. It will also be important for us to adequately underwrite lending opportunities in these new specialty areas and price these transactions at levels that appropriately compensate us for the risks that we assume in these transactions.

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

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for credit losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for credit losses or loan charge offs as required by these regulatory agencies could have a negative effect on our results of operations and financial condition. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions and forecasted conditions, new information regarding existing loans, identification of additional problem loans, accounting rule changes (like those that contributed to increased levels of provision expense in 2020 as a result of our adopting CECL) and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations and financial condition.

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

In the course of business, Pinnacle Bank may acquire, through foreclosure, or deed in lieu of foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, Pinnacle Financial, or Pinnacle Bank, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties, or these persons may not have sufficient resources to compensate us for our damages, and we could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, results of operations and financial condition.

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

Deposit levels may be affected by a number of factors, including demands by customers, rates paid by competitors (particularly as it relates to brokered deposits and other noncore deposits), general interest rate levels, returns available to customers on alternative investments, government programs, general economic and market conditions and other factors, including a loss of confidence in us by our customers. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic and geopolitical conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB Cincinnati advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings, liquidating securities that we own in our investment securities portfolio and/or accessing the equity or debt capital markets. We increased our levels of brokered deposits during 2023 to provide additional liquidity and fund our loan growth. A further increase in our reliance on noncore funding (particularly brokered time deposits) would increase our liquidity risk.

These noncore funding sources can be more rate sensitive than core deposits, and the availability of these noncore funding sources is subject to broad economic conditions, in some instances regulation, and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. We have somewhat similar risks to the extent high balance core deposits exceed the amount of deposit insurance coverage available and, at times, may be required to increase the rates we pay on these uninsured deposits over those levels we pay on deposits that are fully insured.

In the event that our funding strategies call for the use of brokered deposits, there can be no assurance that such sources will be available, or will remain available, or that the cost of such funding sources will be reasonable, or that we will be able to offer competitive rates to retain these deposits upon their maturity (particularly in a down rate or low rate environment). Additionally, should we no longer be considered well-capitalized, our ability to access new brokered deposits or retain existing brokered deposits could be limited or otherwise affected by market conditions, regulatory requirements or a combination thereof, which could result in most, if not all, brokered deposit sources being unavailable. The inability to utilize brokered deposits as a source of funding could have an adverse effect on our results of operations, financial condition and liquidity.

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

Federal and state bank regulators require Pinnacle Financial and Pinnacle Bank to maintain adequate levels of capital to support operations. At December 31, 2023, Pinnacle Financial’s and Pinnacle Bank’s regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. Growth in assets (either organically or as a result of acquisitions) at rates in excess of the rate at which our capital is increased through retained earnings, or significant losses, including as a result of selling investment securities that are in a loss position at the time of sale, will reduce our capital ratios unless we continue to increase capital. Failure by us to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities, including through the opening of new branch locations.

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

Unexpected changes in requirements for capital resulting from regulatory actions could require us to raise capital at a time, and at a price, that might be unfavorable, or could require that we forego continuing growth or reduce our current loan portfolio. We cannot assure you that access to capital will be available to us in needed amounts or on acceptable terms or at all. Any occurrence that may limit our access to the capital markets may materially and adversely affect our capital costs and our ability to raise capital and/or debt and, in turn, our liquidity. If we cannot raise additional capital when needed, our ability to expand through internal growth or acquisitions or to continue operations at then-current levels could be impaired. Factors that could adversely affect our ability to raise additional capital or necessary funding include conditions in the capital markets, our financial performance, our credit ratings, regulatory actions and general economic conditions. Increases in our cost of capital, including dilution and increased interest or dividend requirements, could have a direct adverse impact on our operating performance and our ability to achieve our growth objectives.

Operational and Market Risks

Negative developments in the U.S. and local economies in our primary markets may adversely impact our results in the future.

Our financial performance is highly dependent on the business environment in the markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, international trade disputes and retaliatory tariffs, supply chain disruptions, labor shortages, terrorist attacks, global pandemics, acts of war, or a combination of these or other factors. Inflation rose sharply at the end of 2021 and continued at heightened levels throughout 2022 and much of 2023, and while inflation started to ease at the end of 2023, prices are currently expected to remain elevated for many goods and services in the near term. We, along with our customers, experienced an uncertain and volatile economic environment during 2023, and economic growth and activity began to show some signs of decline in the second half of 2023 due to issues of national security, inflation, and the pressure of sustained high levels of short-term interest rates. We believe that it is possible that we will, along with our customers, continue to experience an uneven or declining economic environment in 2024 for many of the same reasons. A worsening of business and economic conditions (including as a result of escalating geopolitical tensions around the world, including hostilities in the Middle East), or persistent inflationary pressures, and actions taken by the Federal Reserve in response thereto, or supply chain disruptions or labor shortages, generally or specifically in the principal markets in which we conduct business could have adverse effects, including the following:

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

There can be no assurance that economic conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect our business, financial condition, and results of operations.

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

A significant percentage of our borrowers are situated in various MSAs in Tennessee, North Carolina, South Carolina, Virginia and Georgia in which we operate. In 2021 we expanded our operations into Alabama and the Washington, D.C. area, and recently we have expanded into Kentucky and announced plans to open an office in the Jacksonville, Florida area. Our success significantly depends upon the growth in population, income levels, deposits, employment levels and housing starts in our markets, along with the continued attraction of business ventures to these areas, and our profitability is impacted by the changes in general economic conditions in these markets and other markets in which collateral securing our loans is located. We cannot assure you that economic conditions, including loan demand, in these markets will not remain challenged during 2024 or thereafter, and as a result, we may not be able to grow our loan portfolio in line with our expectations and the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively and materially impacted.

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

BHG’s results of operations are a meaningful portion of our results of operations, and adverse events affecting BHG or BHG’s business that negatively affect its operations, financial results or financial condition, including its ability to generate and fund loans, including through the auction platform it has developed, could significantly impact our results.

Pinnacle Bank holds a 49% interest in BHG. Our share of BHG’s earnings make up a meaningful portion of our recurring noninterest income, and as a result, a meaningful portion of our net income. While we have a significant stake in BHG, are entitled to designate two members of BHG’s five person board of managers and in some instances have protective rights to block BHG from engaging in certain activities, the other managers and members of BHG may make most decisions regarding BHG’s and its subsidiaries’ operations without our consent or approval. This includes a decision to sell the company or the other owners’ interest in the company. Any sale of all or a portion of our interest in BHG would adversely affect our recurring noninterest income. In addition, any sale of all or a portion of the other members' interest in BHG, including in connection with a capital raising transaction, could affect our governance rights in BHG and adversely affect our recurring noninterest income. Moreover, there are certain limitations on our ability to sell our interest in BHG without first offering BHG and the other members a right of first refusal, other than transfers in connection with an acquisition of Pinnacle Bank, which may make it more difficult to sell all or a portion of our interest in BHG.

A significant portion of BHG’s revenue (and correspondingly our interest in any of BHG’s net profits) comes from the sale of loans originated by BHG to community banks that BHG accounts for by applying gain-on-sale accounting. BHG, and its subsidiaries, also retain loans that they originate on their balance sheet and earn interest income on those loans. This practice requires more external funding of BHG’s business than the historical practice of routinely selling loans to other financial institutions and has increased BHG’s funding costs and operating expenses. It also increases BHG’s exposure to credit losses in its portfolio, which losses could materially and adversely impact BHG’s results of operations and Pinnacle Bank’s interest in BHG’s net profits. BHG’s decision whether to sell more loans through its auction platform or retain more loans on its balance sheet will impact BHG’s earnings and as a result its contribution to our recurring noninterest income. When BHG sells loans through its auction platform, it records a gain on the sale that results in the income from the transaction being recorded in the period when the sale is consummated. Conversely, when BHG decides to retain a loan on its balance sheet, the income from that loan is recognized over the life of the loan.

BHG adopted CECL effective October 1, 2023. This change has required BHG to increase its allowance for credit losses, and is increasing the types and amounts of data BHG needs to collect and review to determine the appropriate level of its allowance for credit losses. In addition, this change may result in more volatility in the level of BHG’s allowance for credit losses. A further increase, to the extent material, in BHG’s allowance for credit losses or additional expenses incurred to determine the appropriate level of the allowance for credit losses could have a material adverse effect on BHG’s financial condition and results of operations, which would negatively impact our interest in BHG’s net profits, and, consequently, our noninterest income.

Future growth in contributions to our earnings from BHG and its subsidiaries will require that they continue to grow their business and increase the amount of loans that they are able to originate and sell, if not retained on BHG’s or a subsidiary’s balance sheet. In the event that BHG’s loan growth slows over historical levels, its loan sales decrease (including but not limited to as a result of regulatory, or other restrictions or positions taken, including those that result in restrictions or limitations on banks that are the principal purchasers of BHG’s loans), the interest rates that BHG earns on its loans, or the spread between the rate BHG charges on its loans and the rates paid by banks who buy loans through the auction platform, decline or it experiences increased levels of credit losses or requests for substitutions on loans it previously originated and sold, its results of operations and our noninterest income would be adversely affected.

BHG currently operates in certain states without the need for a permit or any other license as its loans are principally commercial, business purpose loans that don’t trigger the need for licensure. In the event that BHG or its subsidiaries were required to register or become licensed in any state in which they operate, or regulations are adopted that seek to limit BHG’s or its subsidiaries’ ability to operate in any jurisdiction or that seek to limit the amounts of interest that BHG can charge on its loans, BHG’s results of operations (and Pinnacle Bank’s interest in BHG’s net profits, and, consequently, our noninterest income) could be materially and adversely affected.

Since our initial investment, BHG has expanded its operations to include commercial lending to other professional service firms like attorneys, accountants and others. Through subsidiaries that it owns, it also has expanded into patient financing, which involves making loans to individuals to finance medical expenses, particularly those where patients have high deductible health plans. BHG is also expanding into point-of-sale consumer lending and may further expand its business into other types of lending, which may not be as profitable as BHG’s current lending products or successful at all. These new product lines may involve more risk than BHG’s historical business and BHG’s loss rates may increase when compared to historical levels. Moreover, BHG’s and its subsidiaries’ expansion into these new lines of business and the expansion of the type of borrowers it markets its products to has increased the regulatory scrutiny BHG faces which has increased BHG’s compliance costs. Failure to realize the expected revenue increases and/or other projected benefits from, and any increased compliance costs and regulatory scrutiny in connection with, any such expansion could have a negative impact on BHG’s business, which would negatively impact our interest in BHG’s net profits and, consequently, our noninterest income.

BHG’s business is also subject to increased scrutiny by bank regulatory agencies as a result of our investment. These regulatory agencies' oversight over BHG exceeds the level of oversight that these agencies may have over other nonbank lenders, like BHG, that are not owned by an insured depository institution like Pinnacle Bank. This increased regulatory oversight could result in BHG being required to modify its operations in ways that other nonbank lenders may not be required to do, which could negatively impact BHG's business, results of operations and financial condition, which would negatively impact BHG's net profits and, consequently, our noninterest income. The FDIC has published guidance related to the operation of marketplace lenders and banks’ business relationships with such lenders and other third parties in which banks are required to exercise increased oversight and ongoing monitoring and other responsibility for such third parties’ compliance with applicable regulatory guidance and requirements. As a result, we are subject to enhanced responsibility for and risk related to BHG and our relationship with it. BHG’s compliance costs have increased since our investment and are likely to continue to increase, and its loan yields may be negatively impacted, which would negatively impact its results of operations and Pinnacle Bank’s interest in BHG’s net profits. If banks that are examined by the FDIC became restricted in their ability to buy loans originated by BHG, BHG’s business would be negatively impacted, which would negatively impact our interest in BHG’s net profits and, consequently, our noninterest income.

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

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At December 31, 2023, our goodwill and other identifiable intangible assets totaled approximately $1.9 billion. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would adversely impact the capacity of Pinnacle Bank to pay dividends to Pinnacle Financial without seeking prior regulatory approval, which could adversely affect Pinnacle Financial’s ability to pay required interest payments on its outstanding indebtedness or to continue to pay dividends to its common and preferred shareholders.

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

We had $995.2 million in general, hybrid and separate account BOLI contracts at December 31, 2023. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable, subject to certain exceptions. However, if we needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. We are also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by us at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. If the market value of these securities did decline, and we restructured them to obtain securities with improved yields, we may incur losses and penalties in connection with such restructuring, as was the case in the fourth quarter of 2023. Investing in BOLI exposes us to liquidity, credit and interest rate risk, which could adversely affect our results of operations, financial condition and liquidity.

An ineffective risk management framework could have a material adverse effect on our strategic planning and our ability to mitigate risks and/or losses and could have adverse regulatory consequences.

We have implemented a risk management framework in an effort to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, fraud, operational, capital, cybersecurity, compliance, strategic and reputational risks. Our framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. In addition, our board of directors, in consultation with management, has adopted a risk appetite statement, which sets forth certain thresholds and limits to govern our overall risk profile. However, there is no assurance that our risk management framework, including the risk metrics under our risk appetite statement, will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and become subject to regulatory consequences, as a result of which our business, financial condition, results of operations or prospects could be materially adversely affected.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on our financial condition and results of operations, as well as cause legal or reputational harm.

We are dependent upon information technologies, computer systems and networks, including those we maintain and those maintained and provided to us by third parties, to conduct operations and are reliant on technology to help increase efficiency in our business. These systems could become unavailable or impaired due to a variety of causes, including storms and other natural disasters, terrorist attacks, fires, phishing schemes, social engineering, utility outages, internal or external theft or fraud, design defects, human error, misconduct or complications or failures encountered as existing systems are maintained, replaced or upgraded. For example, our financial, accounting, data processing, or other operating or security systems or infrastructure or those of third parties upon which we rely may fail to operate properly or become compromised, disabled or damaged, which could adversely affect our ability to process transactions or provide services. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and we may experience data losses in the course of such recovery. We continuously update the systems on which we rely to support our operations and growth and to remain compliant with all applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions that may occur in the course of such implementation challenges. We maintain a system of internal controls and security to mitigate the risks of many of these occurrences and maintain insurance coverage for certain risks; however, should an event, including a cyberattack (including a ransomware attack), occur that is not prevented or detected by our internal controls, causes an interruption, degradation or outage in service, causes us to pay a ransom fee, or is uninsured against or in excess of applicable insurance limits, such occurrence could have an adverse effect on our business and our reputation, which, in turn, could have a material adverse effect on our financial condition, results of operations and liquidity.

Our operations rely on the secure processing, storage and transmission of confidential, proprietary, personal and other information in our computer systems and networks. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. We provide our customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. Our network, and the systems of parties with whom we contract or on which we rely, as well as those of our customers and regulators, could be vulnerable to unauthorized access, computer viruses, phishing schemes, social engineering, spam attacks, ransomware attacks, human error, natural disasters, power loss and other security breaches. Sources of attacks vary and may include hackers, disgruntled employees or vendors, organized crime, terrorists, foreign governments, corporate espionage and activists. In recent periods, there continues to be a rise in electronic fraudulent activity (including wire fraud), security breaches and cyberattacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts or seeking to infiltrate legitimate transactions. We believe these types of efforts will continue to increase in frequency and in their level of sophistication. We have established policies, processes, and procedures to identify, measure, monitor, mitigate, report, and analyze risks associated with fraud, and continue to invest in systems, resources, and controls to detect and prevent it. There are inherent limitations, however, to our risk management strategies, systems, and controls as they may exist, or develop in the future. We may not appropriately anticipate, monitor, or identify these risks. If our risk management framework proves ineffective in connection with any fraudulent activity, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems, and we may be subject to potential claims from third parties and government agencies. We may also suffer reputational damage. Any of these consequences could adversely affect our business, financial condition, or results of operations.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal use of web-based and cloud-based products and applications. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more prevalent and sophisticated and are extremely difficult to prevent. Generative artificial intelligence is further increasing risks in this area, including by making fraud detection more difficult, particularly with detection devices that use voice recognition or authentication. The techniques used by bad actors change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. Additionally, the existence of cyberattacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. Consistent with industry trends, we remain at risk for attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents. Cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Service disruptions in cloud technologies or intrusion into those of our systems hosted on cloud-based technologies may lead to unauthorized access of, delays in accessing, or the loss of, data that is important to our businesses and may hinder our clients’ access to our products and services, which would negatively impact our operations which in turn could have a material adverse effect on our financial condition, results of operations and liquidity.

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

As cybersecurity threats continue to evolve, we will likely expend significant additional resources to continue to modify or enhance our protective measures, investigate and remediate any information security vulnerabilities, or respond to any changes to state or federal regulations, policy statements or laws concerning information systems or security. Any failure to maintain adequate security over our information systems, our technology-driven products and services or our customers’ personal and transactional information could negatively affect our business and our reputation and result in fines, penalties, or other costs, including litigation expense and/or additional compliance costs, all of which could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of system security could result in negative consequences for us, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our financial condition, results of operations and liquidity.
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

We face substantial competition for deposits, and for credit and trust relationships, and other financial services and products in the communities we serve. Competing providers include other banks, thrifts and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, title companies, private equity firms, money market funds and other financial and nonfinancial companies, including mobile payment platforms, which may offer products functionally equivalent to those offered by us. Competing providers may have greater financial resources than we do or lower operating costs, including as a result of being less regulated, and offer services within and outside the market areas we serve. In addition to this challenge of attracting and retaining customers for traditional banking services, our competitors include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that financial institutions have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If we are unable to adjust both to increased competition for traditional banking services and changing customer needs and preferences, our financial performance could be adversely affected.

Some of our competitors, including credit unions, are not subject to certain regulatory constraints, such as the Community Reinvestment Act, which requires us to, among other things, implement procedures to make and monitor loans throughout the communities we serve (and which will become more expansive in 2024). Credit unions also have federal tax exemptions that may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors, like private equity firms, are generally not subject to the extensive regulation applicable to institutions, like Pinnacle Bank, that offer federally insured deposits. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. These differences in resources, regulation, competitive advantages, and business strategy may decrease our net interest margin, may increase our operating costs, and may make it harder for us to compete profitably.

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

Our response to climate change, our climate change strategies, policies and disclosure, and/or our ability to achieve any climate-related goals or commitments that we may make (which are subject to risks and uncertainties, many of which are outside of our control) could result in reputational harm as a result of negative public sentiment, regulatory scrutiny, litigation and reduced investor and stakeholder confidence.

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

We have assembled a senior management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth that we have experienced in recent years (and that we are seeking during 2024) was the result not of strong loan demand but rather of our ability to attract experienced financial services professionals as new associates of ours who have been able to attract customers from other financial institutions. We are continuing to deploy a similar hiring strategy in all of our markets, though in an elevated rate environment it may be more difficult for these associates to attract their customers to the bank, particularly those with existing loans that are priced below current market rates. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we have to pay to hire and retain these experienced individuals (which has seen increased pressure in the recent inflationary and competitive environment in which we have been operating) could cause our noninterest expense levels to rise and negatively impact our results of operations.

Many of our key associates, and those we seek to hire, are experienced bankers who have been engaged in the business of commercial banking for a significant period of time. While we believe this model of hiring has contributed to our success, we face risks associated with this older workforce. Our compensation expense, including our healthcare costs, may exceed those of our peers on account of our older, more experienced associate base. Additionally, as the number of our long-term employees reaching retirement age increases, our ability to successfully plan for the transition of those associates’ clients and responsibilities to other associates and successfully develop and implement effective succession plans becomes more important to our future success. If we are unable to successfully manage such transitions, our relationships with our clients may be negatively impacted and our results of operations may be negatively affected.

We are subject to regulatory oversight and certain litigation, and our expenses related to this regulatory oversight and litigation may adversely affect our results.

We are from time to time subject to certain litigation in the ordinary course of our business. BHG, like us, is also subject to certain litigation in the ordinary course of its business. As we have aggressively hired new revenue producing associates over the last six years we, and the associates we have hired, have also periodically been the subject of litigation and threatened litigation with these associates’ former employers. We may also be subject to claims related to our loan servicing programs, particularly those involving servicing of commercial real estate loans. These and other claims and legal actions, as well as supervisory and enforcement actions by our regulators, including the CFPB or other regulatory agencies with which we or BHG deal, including those with oversight of our loan servicing programs, could involve large monetary claims against us or BHG, as well as capital directives, agreements with federal regulators, cease and desist penalties and orders and significant defense costs. The outcome of any such cases or actions is uncertain. Substantial legal liability or significant regulatory action against us or BHG could have material adverse financial effects or cause significant reputational harm to us or BHG, which in turn could seriously harm our or BHG’s business prospects.

In accordance with GAAP, for matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable we will incur a loss and the amount can be reasonably estimated, we establish an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings or threatened claims, however, may turn out to be substantially higher than the amount accrued. Further, our or BHG’s insurance, as applicable, may not cover all litigation, other proceedings or claims, or the costs of defense. Future developments could result in an unfavorable outcome for any existing or new lawsuits or investigations in which we or BHG are, or may become, involved, which may have a material adverse effect on our or BHG’s business and our or BHG’s results of operations.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and financial stability of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to various counterparties, including brokers and dealers, commercial and correspondent banks, and others including those with whom we have implemented our hedging strategies. As a result, defaults by, or rumors or questions about, one or more financial services institutions, or the financial services industry generally, may result in market-wide liquidity problems and could lead to losses or defaults by such other institutions. Such occurrences could expose us to credit risk in the event of default of one or more counterparties and could have a material adverse effect on our financial condition, results of operations and liquidity.

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

We expect to consider and explore opportunities to expand in our current markets and in select primarily high-growth markets in the southern portion of the United States through additional offices and also may consider expansion within these markets through additional acquisitions of all or part of other financial institutions or other financial services companies, including our de novo expansions into the Atlanta, Georgia, Huntsville and Birmingham, Alabama, Louisville, Kentucky and Washington, D.C. metro markets over the last few years and our recently announced de novo expansion into the Jacksonville, Florida market. These types of expansions, including those de novo expansions, involve various risks, including:

Management of Growth. We may be unable to successfully:

–maintain loan quality in the context of significant loan growth;
–identify and expand into suitable markets;
–obtain regulatory and other approvals;
–identify and acquire suitable sites for new banking offices;
–attract sufficient deposits and capital to fund anticipated loan growth;
–recruit seasoned professionals with significant experience and established books of business that are able to move their customer relationships to Pinnacle Bank in the time periods and amounts that we believed were possible when we hired those persons;
–maintain adequate common equity and regulatory capital;
–scale our technology platform and operational infrastructure;
–avoid diversion or disruption of our existing operations or management as well as those of the acquired institution;
–maintain adequate management personnel and systems to oversee and support such growth;
–maintain adequate internal audit, loan review, risk management and compliance functions; and
–implement additional policies, internal controls, procedures and operating systems required to support and monitor the risk associated with such growth.

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

Development of Offices. There are considerable costs involved in opening offices (particularly those in new markets), and new offices generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new offices we establish, including those we plan to establish in the markets to which we have expanded or announced plans to expand, can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. The same is true for our efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. Our expenses could be further increased if we encounter delays in opening any of our new offices, including as a result of supply chain disruptions and labor challenges like those affecting the construction industry over the last few years, or regulatory actions or delays. We may be unable to accomplish future office expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure or inability to receive any required regulatory approvals, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated construction or merger and acquisition costs or other factors. Finally, we have no assurance any office will be successful even after it has been established or acquired, as the case may be.

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

Infrastructure and Controls. We may not successfully implement improvements to, or integrate, our information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our systems, controls and procedures must be able to accommodate an increase in transaction volume and the infrastructure that comes with new products, offices, markets or any combination thereof. Thus, our growth strategy may divert management from our existing operations and may require us to incur additional expenditures to expand our administrative and operational infrastructure, which may adversely affect earnings, shareholder returns, and our efficiency ratio.

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

When we attempt to expand our business through mergers and acquisitions, we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded products or services. In addition to the general risks associated with our growth plans which are highlighted above, in general, acquiring or merging with other banks, businesses or branches, particularly those in markets with which we are less familiar, involves various risks commonly associated with acquisitions, including, among other things:

–the time and costs associated with identifying and evaluating potential acquisition and merger targets;
–inaccuracies in the estimates and judgments used to evaluate credit, operations, culture, management and market risks with respect to an institution we acquire or with which we merge;
–the time and costs of evaluating new markets, hiring experienced local management, including as a result of de novo expansion into a market such as our expansions into the Atlanta, Georgia, Huntsville and Birmingham, Alabama, Louisville, Kentucky and Washington, D.C. metro markets and announced expansion into the Jacksonville, Florida market, and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the significant costs of the expansion that we may incur, particularly in the first 12 to 24 months of operations;
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

Though we expect to remain principally focused on organically growing our business in our existing markets (including our new markets) during 2024, we nonetheless may have opportunities to evaluate merger and acquisition opportunities that are presented to us in our current markets as well as other select markets throughout the southern portion of the United States and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities and related capital raising transactions may occur at any time. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and fully diluted earnings per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

Bank regulators are increasing regulatory scrutiny, and additional restrictions on financial institutions (or new interpretations of existing regulations) have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, laws and regulations regarding fair lending and investments in communities (including the recently adopted changes to the CRA rules), and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our results of operations and financial condition. Changes in state or federal tax laws or regulations can have a similar impact. State and municipal governments, including the State of Tennessee, could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies are expected to continue to be aggressive in responding to concerns and trends identified in examinations, including in the case of service charges banks impose on customers related to overdrafts and instances in which customers’ accounts do not have sufficient funds to cover items that are presented. Regulatory scrutiny is also expected to remain high following the high-profile bank failures in the first half of 2023. These actions and elevated scrutiny could include the issuance of additional formal or informal enforcement or supervisory actions and the imposition of monetary penalties, and whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, restrict our growth, increase our operating expenses, lower our non-interest income or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions.

Negative developments in the financial services industry, like the turmoil in the banking industry that was experienced in the first half of 2023, and the impact of recently enacted or proposed legislation (or interpretation of existing legislation) in response to those developments could negatively impact our operations by increasing the time and operating costs associated with compliance and restricting our business operations, including our ability to originate or sell loans or by requiring us to hold more elevated levels of capital or deduct from our regulatory capital unrealized losses in our securities portfolio, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, business policies, capital strategies, compensation or operating plans.

We are subject to various statutes and regulations that may impose additional costs on us or limit our ability to take certain actions.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged on loans, interest rates paid on deposits and locations of offices. We are also subject to capital requirements established by our regulators, which require us to maintain specified levels of capital. It is possible that our FDIC assessments may increase in the future or other special assessments, like the special assessment levied by the FDIC in 2023 in connection with the high-profile bank failures in the first half of 2023, may be levied in the future. Any future assessment increases or additional special assessments could negatively impact our results of operations. Significant changes in laws and regulations applicable to the banking industry have been recently adopted and others are being considered by our regulators and in Congress. We expect that the current Presidential administration will continue to implement a regulatory reform agenda that is significantly different than that of the prior administration. This reform agenda has included, and is likely to continue to include, an increased level of attention and focus on consumer protection, fair lending and investments in communities (like the recently adopted changes to the CRA rules), deposit fees, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change or that operate in industries that would not be favored in a low-carbon economy and heightened scrutiny of BSA and AML requirements among other areas. In addition mergers and acquisitions could be hampered by increased regulatory scrutiny. We cannot predict the effects of these changes, including the recently adopted changes to the CRA rules, on our business and profitability. Because government regulation greatly affects the business and financial results of commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

Additionally, we are subject to laws regarding our handling, disclosure and processing of personal and confidential information of certain parties, such as our employees, customers, suppliers, counterparties and other third parties. The Gramm-Leach-Bliley Act requires us to periodically disclose our privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties, under certain circumstances. Other laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition to their obligations to safeguard customer information under GLB Act regulations, financial institutions, like Pinnacle Bank, are subject to regulations that require the institutions when they become aware of an incident of unauthorized access to sensitive customer information, to conduct a reasonable investigation to promptly determine the likelihood that the information has been or will be misused. If the institution determines that misuse of the sensitive customer information has occurred or is reasonably possible, it should notify the affected customers as soon as possible. We are subject to laws that require us to implement a comprehensive information security program that includes administrative, technical and physical safeguards to protect the security and confidentiality of customer records and information. Additionally, other legislative and regulatory activity continue to lend uncertainty to privacy compliance requirements that impact our business. We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The potential effects of pending legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Failure to meet regulatory capital standards could have a material adverse effect on our business, including damaging the confidence of customers in us, adversely impacting our reputation and competitive position and retention of key personnel. Any of these developments could limit our access to:

–brokered deposits;
–the Federal Reserve discount window;
–advances from the FHLB;
–capital markets transactions; and
–development of new financial services.

Failure to meet regulatory capital standards may also result in higher FDIC assessments. If we fall below guidelines for being deemed “adequately capitalized” the FDIC or Federal Reserve could impose restrictions on our activities and a broad range of regulatory requirements in order to effect “prompt corrective action.” The capital requirements applicable to us are in a process of continuous evaluation and revision in connection with actions of the Basel Committee and our regulators. In July 2023, federal banking regulators issued a joint agency proposal that sought to implement the final components of the Basel III Endgame as well as make changes aimed at addressing the underlying causes of the turmoil in the banking industry that was experienced in the first half of 2023 with the failure of certain larger financial institutions. The proposal seeks to revise the capital framework for banks with total assets of $100 billion or more in four main areas of credit risk, market risk, operational risk and credit valuation adjustment risk. The proposal also would require banks with total assets of $100 billion or more to include unrealized gains and losses from certain securities in their capital ratios, to comply with supplementary leverage ratio requirements and to comply with countercyclical capital buffer requirements, if activated. The comment period for these proposed changes ended in January 2024, with the final rules expected to be published later in 2024, and though the proposal applies only to banks with total assets of $100 billion or more, certain of these more stringent requirements could be imposed on us through the ongoing regulatory oversight process, which could adversely impact our profitability or, if we were to fail to satisfy any such requirements, our financial condition and results of operations.

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

Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations, like those issued by OFAC, could result in fines or sanctions against us or restrict our ability to make acquisitions.

The Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, requires financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures and maintain staffing levels that are sufficient for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these and other regulations aimed at combating terrorism, money laundering and preventing transactions with “enemies” of the United States could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new offices, as well as additional operating expenses to add staff and/or technological enhancements to our systems to better comply with our obligations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

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
–general market conditions and, in particular, developments related to market conditions affecting the financial services industry;
–market perceptions about the innovation economy, including levels of funding or "exit" activities of companies in the industries we serve;
–proposed or adopted regulatory changes or developments;
–changes in the political climate;
–fallout from rising geopolitical tensions around the world and escalating hostilities in the Middle East;
–market reactions to social media messages or posts;
–anticipated or pending investigations, proceedings or litigation that, directly or indirectly, involve or affect us; and
–domestic and international economic and social factors unrelated to our performance.

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

While our board of directors has approved the payment of a quarterly cash dividend on our common stock since the fourth quarter of 2013 and approved the payment of the quarterly dividends on our Series B Preferred Stock (and underlying depositary shares) since issuance, there can be no assurance of whether or when we may pay dividends on our capital stock in the future. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors, including our and Pinnacle Bank’s capital levels, earnings performance and earnings potential. Moreover, our ability to pay dividends on our common stock is limited by the terms of our Series B Preferred Stock which provides that if we have not paid dividends on the Series B Preferred Stock for the most recently completed dividend period, then no dividend or distribution shall be declared, paid, or set aside for payment on shares of our common stock.

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

We may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock, including in connection with acquisitions. We may sell these shares at prices below the then current market price of our shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions (as we did in connection with our acquisition of BNC and certain of our other acquisitions) or investments in fee-related or other businesses (as we did with BHG), which could also dilute shareholder ownership.

We have the ability under our current effective registration statement to issue shares of preferred stock. Further, our shareholders authorized our board of directors to issue up to 10,000,000 shares of preferred stock without any further action on the part of our shareholders, which is what we did when we issued the Series B Preferred Stock. We may determine that it is advisable, or we may encounter circumstances where we determine it is necessary, to issue additional shares of preferred stock, securities convertible into, exchangeable for, or that represent an interest in preferred stock, or preferred stock-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. Our board of directors is authorized to cause us to issue one or more classes or series of preferred stock from time to time without any action on the part of our shareholders, including issuing additional shares of our Series B Preferred Stock or additional underlying depositary shares. Our board of directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock or the Series B Preferred Stock with respect to dividends or upon our dissolution, liquidation or winding-up and other terms.

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

The Series B Preferred Stock, like our common stock, constitutes an equity security and ranks junior to all of our indebtedness and will rank junior to our and our subsidiaries’ future indebtedness.

Shares of the Series B Preferred Stock are equity interests in Pinnacle Financial and do not constitute indebtedness. Accordingly, shares of the Series B Preferred Stock and the related depositary shares are and will be junior in right of payment to any existing and all future indebtedness and other non-equity claims of Pinnacle Financial with respect to assets available to satisfy claims on us, including in a liquidation of Pinnacle Financial as is the case with our common stock. In the event of our bankruptcy, liquidation, dissolution or winding-up, our assets will be available to pay obligations on the Series B Preferred Stock and any parity stock only after all of our liabilities have been paid and any obligations we owe on any securities that rank senior to the Series B Preferred Stock then outstanding, if any, have been satisfied. In case of such bankruptcy, liquidation, dissolution or winding-up, the Series B Preferred Stock will rank equally with any parity stock in the distribution of our assets. Holders of the depositary shares may be fully subordinated to interests held by the U.S. government in the event of a receivership, insolvency, liquidation or similar proceeding. In addition, our existing and future indebtedness may restrict payment of dividends on the Series B Preferred Stock.

The Series B Preferred Stock and the depositary shares representing the Series B Preferred Stock, like our common stock, effectively rank junior to any existing and all future liabilities of our subsidiaries.

We are a financial holding company and conduct substantially all of our operations through our subsidiaries. Our right to participate in any distribution of the assets of our subsidiaries upon any liquidation, reorganization, receivership or conservatorship of any subsidiary (and thus the ability of the holder of the Series B Preferred Stock and the holders of the depositary shares as well as our common shareholders to benefit indirectly from such distribution) will rank junior to the prior claims of that subsidiary’s creditors. In the event of bankruptcy, liquidation or winding-up, there may not be sufficient assets remaining, after paying our and our subsidiaries’ liabilities, to pay amounts due on any or all of the Series B Preferred Stock and the depositary shares representing the Series B Preferred Stock then outstanding or on our common stock after any payments are made on the Series B Preferred Stock and the depositary shares representing the Series B Preferred Stock then outstanding.

Pinnacle Bank owns 49% of the outstanding equity interests of BHG, and its right to participate in any distribution of the assets of BHG upon its liquidation, reorganization, receivership or conservatorship (and thus the ability of the holders of the Series B Preferred Stock and the holders of the depositary shares as well as our common shareholders to benefit indirectly from such distribution) will rank junior to the prior claims of BHG’s creditors. Moreover, Pinnacle Bank’s 49% ownership interest in BHG and minority board representation on BHG’s board means that Pinnacle Bank cannot on its own cause BHG to make distributions to Pinnacle Bank that could be used to pay dividends to Pinnacle Financial and thereafter used to pay dividends on the Series B Preferred Stock or our common stock. In addition, BHG is a party to various agreements related to its indebtedness pursuant to which BHG’s ability to make distributions to Pinnacle Bank may be limited.

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

At December 31, 2023, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling approximately $133.0 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by Pinnacle Financial, and the accompanying subordinated debentures are senior to shares of Pinnacle Financial’s common stock and preferred stock. As a result, Pinnacle Financial must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock or preferred stock and, in the event of Pinnacle Financial’s bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial’s preferred stock, and thereafter its common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock or preferred stock.

Pinnacle Financial and Pinnacle Bank have in the past issued subordinated indebtedness the holders of which have rights that are senior to those of Pinnacle Financial’s shareholders.

From time to time, Pinnacle Financial and Pinnacle Bank have issued, and in connection with certain mergers, assumed, subordinated notes. At December 31, 2023, Pinnacle Financial had an aggregate of $300.0 million of subordinated notes outstanding, not including the subordinated debentures issued in connection with our trust preferred securities; Pinnacle Bank did not have any subordinated notes outstanding at December 31, 2023. Moreover, the notes we have issued rank senior to shares of Pinnacle Financial’s common and preferred stock, and Pinnacle Bank’s subordinated indebtedness, if any be outstanding from time to time, is structurally senior to the rights of the holders of Pinnacle Financial’s common and preferred stock. In the event of any bankruptcy, dissolution or liquidation of Pinnacle Financial, these notes, along with Pinnacle Financial’s other indebtedness, would have to be repaid before Pinnacle Financial’s shareholders (starting with the holders of the Series B Preferred Stock) would be entitled to receive any of the assets of Pinnacle Financial.

Pinnacle Financial or Pinnacle Bank may from time to time issue, or assume in connection with an acquisition, additional subordinated indebtedness that would have to be repaid before Pinnacle Financial’s shareholders (starting with the holders of the Series B Preferred Stock) would be entitled to receive any of the assets of Pinnacle Financial or Pinnacle Bank.

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

The market prices of our common stock and the depositary shares representing the Series B Preferred Stock have fluctuated significantly, and may fluctuate in the future. These fluctuations may be unrelated to our performance. General market or industry price declines or overall market volatility in the future could adversely affect the price of our common stock or depositary shares, and the current market price may not be indicative of future market prices.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Risk Managment, Strategy and Governance

Pinnacle places a high priority and focus on securing the confidential information it receives and stores about its borrowers, depositors and other customers and employees. This priority and focus starts with Pinnacle's board of directors, which is ultimately responsible for establishing effective risk oversight, approving our risk appetite, understanding our key risks and seeking to establish the risk management strategy, processes and internal controls that are appropriate to manage risk, in each case inclusive of cybersecurity risk. Our risk appetite includes specific information technology risk tolerance thresholds and limits established with the approval of our board of directors, or designated committees thereof, and executive management. Key risk indicators are monitored by the Risk Committee of our board of directors (the “Risk Committee”), which receives quarterly reports from our Chief Risk Officer, Chief Solutions Officer/EVP of Bank Operations ("CSO"), Enterprise Wide Risk Management ("EWRM") Committee and Operations and Automation ("O&A") Committee regarding management’s efforts to protect Pinnacle from cybersecurity threats and the general threat landscape facing companies with operational characteristics similar to ours. The CSO reports quarterly to Pinnacle's board of directors regarding our information security risk oversight processes as the board of directors seeks to ensure Pinnacle is operating within its stated risk appetite. Pinnacle's CSO has appointed a Chief Information Security Officer (the “CISO”). The CISO reports directly to Pinnacle's CSO and the responsibilities of this role are in conjunction with information security and other special projects concerning risk and operational issues identified. The CISO coordinates Pinnacle's information security risk assessment process, facilitates annual employee training, and prepares an annual report to Pinnacle's board of directors with a summary of the Information Security Strategic Plan for the coming year, top cybersecurity risks and crucial information security updates that could impact us.

Pinnacle’s objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse its systems or information. A key part of Pinnacle’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of the Company’s processes and practices through auditing, security assessments, and other exercises focused on evaluating effectiveness of Pinnacle’s processes and programs. Pinnacle also deploys technical safeguards that are designed to protect its information systems from cybersecurity threats and incidents in a prompt and effective manner with the goal of minimizing disruptions to its business. Pinnacle has also developed and periodically updates incident response plans that provide a documented framework for responding to actual or potential cybersecurity incidents, including timely notification and escalation to the appropriate management committees and to the Risk Committee of the board and full board of directors as appropriate. These incident response plans are coordinated through the CSO and other key members of management, including the CEO.

Pinnacle’s board of directors delegates authority to the Risk Committee to assist the board in carrying out certain of its duties of risk oversight, including with respect to information security risk. The Risk Committee provides primary board-level oversight of our enterprise-wide risk posture and the processes established to identify, measure, and monitor our risk level, including regarding information security risk. This oversight includes reviewing and approving our risk appetite, including with respect to information security risk and reviewing quarterly reporting from management on monitoring of performance of Pinnacle against its risk appetite.

Pinnacle’s EWRM Committee, which is a management committee consisting of key employees of Pinnacle, including our Chief Risk Officer, Chief Executive Officer, Chief Financial Officer, CSO, Chief Credit Officer, Deputy Chief Credit Officer, Treasurer and Chief Compliance Officer as well as other nonvoting members including our Chief Audit Executive, oversees monitoring of the Information Technology program. Testing of the Information Technology program, including information security, is accomplished using a comprehensive program of on-going internal testing, utilizing third-party service providers to provide routine vulnerability scanning and penetration testing, and conducting targeted threat assessments with third-party consultants on an annual basis. Additionally, our Internal Audit function includes information technology, including information security, in its annual audit plan. In addition, in accordance with the Information Technology program, our O&A Committee assesses information security risks on a quarterly basis, or more often in response to changes in products or services that are offered, technological changes, changes in the threat landscape facing Pinnacle, including as a result of cybersecurity incidents affecting financial institutions or their third party vendors generally or any change that may materially affect our risk environment.

The CISO, the CSO, our Chief Information Officer (CIO) and Chief Risk Officer collaborate in the development and implementation of the Information Technology Program. Together with our information technology staff, third-party vendors and other outside resources, information security standards and controls are implemented across all enterprise systems. The CISO monitors Pinnacle's information technology systems for threats and vulnerabilities, reporting regularly to the CIO. The CISO also recommends changes to those systems designed to protect the systems from attack and reduce cybersecurity risk.

The O&A Committee, chaired by the CSO, is responsible for the oversight of the Information Security Advisory Team (ISAT) committee, which monitors monthly operational cybersecurity reporting, threat intelligence, security project implementation, and maintenance of the information security policies and standards managed by the Company’s CISO. The monthly ISAT reports are provided to the Risk Committee quarterly and describe the overall status of the Information Security activities, including, but not limited to:

•Decisions about enterprise cybersecurity risks and mitigating controls;
•Results of testing, including regular external and internal penetration testing;
•Cybersecurity Threat Intelligence;
•Security Operations Systems Performance; and
•Security breaches or violations and management’s responses.

To date, no attempted cyber-attack or other attempted intrusion on Pinnacle's information technology networks has resulted in a material adverse impact on the operations or financial results of Pinnacle Financial or Pinnacle Bank. For further discussion of risks from cybersecurity threats, see the section captioned “We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on our financial condition and results of operations, as well as cause legal or reputational harm” in Item 1A. Risk Factors.

Information Security Training and Awareness

Information security awareness training is provided to all employees and bank business units at initial new hire orientation and no less often than annually thereafter and focuses on: Pinnacle's overall Information Security Program, roles and responsibilities of employees during an incident and how to report suspicious activity.

Third Party Risk Management (TPRM)

Management identifies, assesses, controls, monitors and reports on risks related to Pinnacle's use of third and fourth parties per applicable laws, safe and sound business practices, and related supervisory guidance, particularly that of the Interagency Guidance on

Third-Party Relationships: Risk Management.

It is our policy to ensure the internal controls and financial condition of a third-party vendor are carefully evaluated prior to the allowance of such support services to begin, and as an on-going condition of continuing support of such products or services. Vendors with access to customer information or direct access to the network are carefully reviewed to ensure that appropriate controls and mechanisms are in place in an attempt to safeguard confidential information, and our contracts with such vendors include obligations on the part of the vendors to maintain the confidentiality of such information in compliance with applicable legal requirements.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 150 Third Avenue South, Suite 900, Nashville, Tennessee. At December 31, 2023, we conducted branch banking operations in 128 offices in eight states. These offices include both owned and leased facilities as follows:

State	Owned	Leased	Total
Tennessee	12	39	51
North Carolina	11	28	39
South Carolina	4	17	21
Virginia	2	8	10
Georgia	—	3	3
Alabama	—	2	2
Kentucky	—	1	1
Maryland	—	1	1
	29	99	128

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle Financial's common stock is traded on the Nasdaq Global Select Market under the symbol "PNFP" and has traded on that market since July 3, 2006. As of February 22, 2024, Pinnacle Financial had approximately 3,916 shareholders of record.

In connection with the settlement of income tax liabilities associated with the Company's equity compensation plans, Pinnacle Financial repurchased shares of its common stock during the quarter ended December 31, 2023 as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2023 to October 31, 2023	6,145	$67.55	—	125,000,000
November 1, 2023 to November 30, 2023	1,115	73.10	—	125,000,000
December 1, 2023 to December 31, 2023	60	87.22	—	125,000,000
Total	7,320	$68.66	—	125,000,000

(1) During the quarter ended December 31, 2023, 27,567 shares of restricted stock previously awarded to certain of our associates vested. We withheld 7,320 shares to satisfy tax withholding requirements associated with their vesting.

(2) On January 17, 2023, the board of directors authorized a share repurchase program for up to $125.0 million of Pinnacle Financial's outstanding common stock. The share repurchase program is set to expire on March 31, 2024 and the Board of Directors has authorized a $125.0 million share repurchase program that will commence upon expiration of the current program. This new program will expire on March 31, 2025. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase programs do not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the programs may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. Pinnacle Financial did not repurchase any shares of its common stock under its current repurchase plan during the year ended December 31, 2023.

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2023 and 2022 and our results of operations for each of the years in the three-year period ended December 31, 2023. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein, as well as the information included in Part I Item 1A "Risk Factors", and under the caption "Forward-Looking Statements".

Selected Financial Data

Set forth below is certain selected financial data related to the Company's operations for 2023, 2022 and 2021:

(dollars in thousands, except per share data)	2023	2022	2021
Total assets	$47,959,883	$41,970,021	$38,469,399
Loans, net of unearned income	32,676,091	29,041,605	23,414,262
Allowance for credit losses	353,055	300,665	263,233
Total securities	7,323,887	6,637,920	6,070,152
Goodwill, core deposit and other intangible assets	1,874,438	1,881,528	1,853,630
Deposits and securities sold under agreements to repurchase	38,749,299	35,156,148	31,457,092
Advances from FHLB	2,138,169	464,436	888,681
Subordinated debt and other borrowings	424,938	424,055	423,172
Shareholders' equity	6,035,788	5,519,392	5,310,607

Statement of Operations Data:
Interest income	$2,353,368	$1,373,935	$1,031,214
Interest expense	1,091,250	244,642	98,813
Net interest income	1,262,118	1,129,293	932,401
Provision for credit losses	93,596	67,925	16,126
Net interest income after provision for credit losses	1,168,522	1,061,368	916,275
Noninterest income	433,253	416,124	395,734
Noninterest expense	887,769	779,999	660,104
Income before income taxes	714,006	697,493	651,905
Income tax expense	151,854	136,751	124,582
Net income	562,152	560,742	527,323
Preferred stock dividends	15,192	15,192	15,192
Net income available to common shareholders	546,960	545,550	512,131

Per Share Data:
Earnings per share available to common shareholders – basic	$7.20	$7.20	$6.79
Weighted average common shares outstanding – basic	76,016,370	75,735,404	75,468,339
Earnings per share available to common shareholders – diluted	$7.14	$7.17	$6.75
Weighted average common shares outstanding – diluted	76,647,543	76,133,865	75,927,147
Common dividends per share	$0.88	$0.88	$0.72
Preferred dividends per share	$67.52	$67.52	$67.52
Book value per common share	$75.80	$69.35	$66.89
Common shares outstanding at end of period	76,766,674	76,454,020	76,142,726

(dollars in thousands, except per share data)	2023	2022	2021
Performance Ratios:
Return on average assets	1.19%	1.37%	1.43%
Return on average shareholders' equity	9.44%	10.16%	10.02%
Net interest margin	3.18%	3.29%	3.02%
Net interest spread	2.29%	2.94%	2.87%
Noninterest income to average assets	0.94%	1.05%	1.11%
Noninterest expense to average assets	1.94%	1.96%	1.85%
Efficiency ratio	52.36%	50.47%	49.70%
Average loan to average deposit ratio	83.93%	80.35%	80.61%
Avg. interest-earning assets to avg. interest-bearing liabilities	133.62%	151.73%	149.63%
Average equity to average total assets ratio	12.64%	13.49%	14.31%
Common stock dividend payout ratio	12.26%	12.26%	10.67%
Credit Quality Ratios:
Allowance for credit losses to nonaccrual loans	429.05%	788.81%	833.83%
Allowance for credit losses to total loans	1.08%	1.04%	1.12%
Nonperforming assets to total assets	0.18%	0.11%	0.10%
Nonperforming assets to total loans, other real estate and other nonperforming assets	0.27%	0.16%	0.17%
Net loan charge-offs to average loans	0.16%	0.10%	0.17%

Capital Ratios(1):
Common equity Tier 1 capital	10.29%	9.96%	10.93%
Leverage	9.40%	9.75%	9.70%
Tier 1 capital	10.83%	10.55%	11.67%
Total capital	12.72%	12.44%	13.84%
(1)Capital ratios are for Pinnacle Financial Partners, Inc.

Overview

General. Our fully diluted net income per common share for the year ended December 31, 2023 was $7.14 compared to fully diluted net income per common share of $7.17 and $6.75 for the years ended December 31, 2022 and 2021, respectively. At December 31, 2023, loans had increased by $3.6 billion to $32.7 billion from $29.0 billion at December 31, 2022.

Results of operations. Our net interest income increased to $1.3 billion for 2023 compared to $1.1 billion for 2022 and $932.4 million for 2021. The increase in 2023 as compared to 2022 was largely the result of organic loan growth and yield expansion in our earning asset portfolio. Partially offsetting the increase was the continued rising cost of funds in 2023 as a result of the elevated short-term interest rate environment, increased on-balance sheet liquidity, the competitive pressures on deposits in our markets and increased reliance on brokered deposits and other sources of non-core funding. The increase in 2022 as compared to 2021 was largely the result of organic loan growth and yield expansion in our earning asset portfolio. Partially offsetting the increase was a decrease in the interest and fees related to PPP loans and discount accretion associated with fair value adjustments as well as the rising cost of funds in 2022.

Net interest income in 2023, 2022 and 2021 was affected by fluctuations in our net interest spread and for 2021 was materially impacted by income on PPP loans. The net interest margin (the ratio of net interest income to average earning assets) for 2023 was 3.18% compared to 3.29% and 3.02% for 2022 and 2021, respectively.

Our provision for credit losses was $93.6 million for 2023 compared to $67.9 million in 2022 and $16.1 million in 2021. The increase in provision expense as compared to prior years is due to growth in the loan portfolio and the continuing uncertainty in the macroeconomic environment which impacts the projected macroeconomic factors used in our CECL modeling. Also contributing to provision expense in all periods was net charge-offs which were $48.6 million during 2023 compared to $26.5 million in 2022 and $38.7 million in 2021.

Noninterest income for 2023 compared to 2022 increased by $17.1 million, or 4.1%, to $433.2 million from $416.1 million. The growth in noninterest income for 2023 compared to 2022 was in large part attributable to $85.7 million in gains on the sale of fixed assets as a result of a sale leaseback transaction that was completed in the second quarter of 2023 pursuant to which we sold 49 branch locations and agreed to individually lease these locations back for an initial term of 14.5 years. Noninterest income was also positively impacted by wealth management revenues of $92.8 million for the year ended December 31, 2023 compared to $82.1 million for the same period in the prior year. These increases were in part offset by a decrease in income from our equity method investment in Bankers Healthcare Group, LLC (BHG) of $60.1 million, or 41.3%, to $85.4 million for the year ended December 31, 2023 from $145.5 million for the same period in the prior year. Additionally, losses on the sale of investment securities negatively impacted noninterest income by $19.7 million during the year ended December 31, 2023 compared to the same prior year period.

Noninterest income for 2022 compared to 2021 increased by $20.4 million, or 5.2%. The growth in noninterest income for 2022 compared to 2021 was in large part attributable to an increase in income from our equity method investment in BHG of $23.2 million, or 19.0%, during the year ended December 31, 2022 compared to the same period in the prior year. Additionally, positively impacting noninterest income were wealth management revenues of $82.1 million for the year ended December 31, 2022 compared to $69.2 million for the same period in the prior year. Other noninterest income, which is the result of, among other things, fee revenue lines of business other than those specifically identified on the face of our consolidated income statement, also increased during the year ended December 31, 2022 by $6.6 million when compared to the same period in the prior year due in part to increases in interchange and other consumer fees when compared to 2021 and a $5.5 million gain on remeasurement of our previously held equity investment in JB&B Capital, LLC (JB&B), resulting from our bank subsidiary's acquisition on March 1, 2022 of the 80% equity interest of JB&B it did not previously own. The above increases were partially offset by a decrease in income from other equity investments of $12.5 million during 2022 when compared to 2021 as a result of several of our venture fund investments experiencing increased valuations in their underlying portfolios during the year ended December 31, 2022, but at lower amounts than those experienced during the same period in 2021 as well as gains on mortgage loans sold, net, which decreased by $25.2 million for the year ended December 31, 2022 as compared to 2021 primarily due to the increases in the interest rate environment.

Noninterest expense for 2023 compared to 2022 increased by $107.8 million, or 13.8%, to $887.8 million from $780.0 million. Impacting noninterest expense for the year ended December 31, 2023 as compared to 2022 was a $21.7 million, or 4.2%, increase in salaries and employee benefits, a $29.3 million, or 26.7%, increase in equipment and occupancy expenses and a $29.0 million special assessment by the FDIC which was assessed in the fourth quarter of 2023 as a result of the bank failures which occurred in the first half of 2023. The change in salaries and employee benefits was primarily the result of an increase in our associate base to 3,357.0 full-time equivalent associates at December 31, 2023 from 3,241.5 at December 31, 2022 as well as annual merit increases awarded in the first quarter of 2023. Equipment and occupancy expenses increased during the year ended December 31, 2023 as compared to 2022 as a result of the sale leaseback transaction which was completed during the second quarter of 2023. Offsetting a portion of these increases for 2023 compared to 2022 were cash and equity incentive expense of $86.9 million, which were $30.1 million, or 25.8%, lower in 2023 than in 2022.

Noninterest expense for 2022 compared to 2021 increased by $119.9 million, or 18.2%. Impacting noninterest expense for the year ended December 31, 2022 as compared to 2021 was the $74.2 million increase in salaries and employee benefits. The change in salaries and employee benefits was primarily the result of an increase in our associate base to 3,241.5 full-time equivalent associates at December 31, 2022 from 2,841.0 at December 31, 2021 as well as annual merit increases awarded in the first quarter of 2022. Also contributing to the increase for 2022 compared to 2021 were cash and equity incentive expense of $117.0 million, which were $7.7 million, or 7.0%, higher in 2022 than in 2021. Noninterest expense categories, other than salaries and employee benefits, were $269.8 million during 2022 compared to $224.1 million during 2021. This increase is due primarily to overall growth in the infrastructure of the firm, additional locations added in 2022 and new technology implemented in 2022.

During the three years ended December 31, 2023, 2022 and 2021, we recorded income tax expense of $151.9 million, $136.8 million and $124.6 million, respectively. Our effective tax rate for the years ended December 31, 2023, 2022 and 2021, was 21.3%, 19.6% and 19.1%, respectively.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 52.4%, 50.5%, and 49.7%, for the three years ended December 31, 2023, 2022 and 2021, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the year ended December 31, 2023 compared to the same period in 2022 and in 2022 as compared to 2021 were both positively and negatively impacted by the changes to noninterest expense, net interest income and noninterest income discussed above, with increases to noninterest expense slightly outpacing the growth in income during 2023 and 2022.

Net income for 2023 was $562.2 million compared to $560.7 million in 2022 and $527.3 million in 2021. Net income available to common shareholders for 2023 was $547.0 million compared to $545.6 million in 2022 and $512.1 million in 2021. The presentation of net income available to common shareholders (rather than net income available to shareholders) was required following the issuance of 9.0 million depositary shares, each representing a 1/40th interest in a share of our 6.75% fixed rate non-cumulative, perpetual preferred stock, Series B (Series B Preferred Stock) in the second quarter of 2020. Fully-diluted net income per common share was $7.14 for 2023 compared to $7.17 for 2022 and $6.75 for 2021. Net income in 2023 was impacted positively by organic growth and yield expansion in our earning asset portfolio as well as gains on the sale of fixed assets as a result of the sale leaseback transaction completed in the second quarter of 2023, and negatively impacted by higher costs of funds and increases in salaries and employee benefits, equipment and occupancy costs, a decrease in income from our equity method investment in BHG and the FDIC special assessment as noted above. Net income in 2022 was impacted positively by organic growth and yield expansion in our earning asset portfolio as well as increased earnings from our equity method investment in BHG, and negatively impacted by higher costs of funds and increases in salaries and employee benefits. Fully-diluted net income per common share in all periods presented was also impacted by the dividends paid on the Series B Preferred Stock.

Financial Condition. Our loan balances increased by $3.6 billion, or 12.5%, to $32.7 billion during 2023 as compared to 2022. The increase is primarily the result of loans made to borrowers that principally operate or are located in our core markets, including the markets in which we recently expanded, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company, including those of newly hired relationship advisors. Loan growth has also been positively impacted by the continued growth of certain specialty lending groups, including franchise lending and equipment lease financing as well as our strategic market expansions. During 2023, we made the intentional decision to continue the tightening of our underwriting, particularly in construction and CRE investment property and our loan growth rates are reflective of this tightening.

At December 31, 2023, our allowance for credit losses on loans was $353.1 million, or 1.08% of total loans, compared to $300.7 million, or 1.04% of total loans, at December 31, 2022. The increase in the allowance for credit losses on loans is largely the result of growth in the loan portfolio and our CECL modeling which utilizes projected macroeconomic factors which are impacted by the current economic environment.

Total deposits increased from $35.0 billion at December 31, 2022 to $38.5 billion at December 31, 2023, an increase of $3.6 billion, or 10.2%. Interest-bearing deposit growth during the year ended December 31, 2023 increased approximately $3.5 billion, or 44.1%, from December 31, 2023, as a result of our continued intentional focus on gathering and retaining these deposits and a shift by our customers into these deposits to take advantage of increased rates. Within our deposits, the ratio of core funding to total deposits decreased from 86.8% at December 31, 2022 to 81.7% at December 31, 2023. This change is largely due to an increase in FHLB advances during the year ended December 31, 2023 which impacted our level of noncore funding by 3.9% year-over-year. This increase was the result of our decision in the first half of 2023 to increase our levels of on-balance sheet liquidity in response to the uncertain and challenging economic environment and its impact on the banking sector following the failures of multiple high-profile banking institutions.

We believe we have hired experienced relationship managers that have significant client portfolios and longstanding reputations within the communities we serve. As such, we believe they will attract more relationship managers to our firm as well as loans and deposits from new and existing small-and middle-market clients particularly if the economies in our principal markets continue to expand.

Capital and Liquidity. At December 31, 2023 and 2022, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. From time to time, we may be required to support the capital needs of our bank subsidiary. At December 31, 2023, we had approximately $197.1 million of cash at the holding company which could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

On January 18, 2022, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program remained in effect through March 31, 2023. On January 17, 2023, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the share repurchase program that expired on March 31, 2023. This authorization is to remain in effect through March 31, 2024. We did not repurchase any shares under either share repurchase program during the years ended December 31, 2022 or 2023, respectively. On January 16, 2024, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock to commence upon expiration of our existing share repurchase program that is set to expire on March 31, 2024. This authorization is to remain in effect through March 31, 2025.

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

Allowance for Credit Losses - Loans - The allowance for credit losses on loans is estimated under the CECL methodology set forth in FASB ASC 326. The allowance for credit losses on loans reflects management’s estimate of the the amount of credit losses expected to be recognized over the remaining life of the loans in our portfolio. This evaluation requires significant management judgment and is based upon relevant available information related to historical default and loss experience, current and projected economic conditions, and other portfolio-specific and environmental risk factors. Losses are predicted over a reasonable and supportable forecast period, and at the end of the reasonable and supportable period losses revert to long term historical averages. The allowance for credit losses on loans is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. There are factors beyond our control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses on loans and thus the resulting provision for credit losses. The allowance is adjusted through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off. See “Allowance for Credit Losses on Loans” elsewhere within this section as well as Note 1 - Summary of Significant Accounting Policies and Note 5 - Loans and Allowance for Credit Losses in the notes to consolidated financial statements included in Item 8. Financial Statements for additional information related to the allowance for credit losses on loans.

Impairment of Goodwill - Goodwill is evaluated for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired as described in ASC 350. Currently, our annual assessment date is September 30. Accordingly, we performed a qualitative assessment by examining changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in the share price of our common stock. While we believe that the assumptions utilized in our testing are appropriate, they may not reflect actual outcomes that could occur. Specific factors that could negatively impact the assumptions used include significant fluctuations in our asset/liability balances or the composition of our balance sheet; a change in the overall valuation of the stock market, specifically bank stocks; performance of Southeast U.S. banks; and our performance relative to peers. Changes in these assumptions, or any other key assumptions, could have a material impact on our qualitative assessment, resulting in the decision to perform additional procedures to identify and determine the amount of goodwill impairment, if any. Should it be determined in a future period that goodwill has become impaired, then a charge to earnings would be recorded in the period such determination is made. See Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements for additional information related to goodwill.

Results of Operations

The following is a summary of certain financial information as of or for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands, except per share data):

	Years ended December 31,		2023- 2022 Percent Increase (Decrease)	Year ended December 31,	2022 - 2021 Percent Increase (Decrease)
	2023	2022		2021
Income Statement:
Interest income	$2,353,368	$1,373,935	71.3%	$1,031,214	33.2%
Interest expense	1,091,250	244,642	>100%	98,813	>100%
Net interest income	1,262,118	1,129,293	11.8%	932,401	21.1%
Provision for credit losses	93,596	67,925	37.8%	16,126	>100%
Net interest income after provision for credit losses	1,168,522	1,061,368	10.1%	916,275	15.8%
Noninterest income	433,253	416,124	4.1%	395,734	5.2%
Noninterest expense	887,769	779,999	13.8%	660,104	18.2%
Net income before income taxes	714,006	697,493	2.4%	651,905	7.0%
Income tax expense	151,854	136,751	11.0%	124,582	9.8%
Net income	562,152	560,742	0.3%	527,323	6.3%
Preferred stock dividends	15,192	15,192	—%	15,192	—%
Net income available to common shareholders	$546,960	$545,550	0.3%	$512,131	6.5%
Per Share Data:
Basic net income per common share	$7.20	$7.20	—%	$6.79	6.0%
Diluted net income per common share	$7.14	$7.17	(0.4)%	$6.75	6.2%
Performance Ratios:
Return on average assets (1)	1.19%	1.37%	(13.1)%	1.43%	(4.2)%
Return on average shareholders' equity (2)	9.44%	10.16%	(7.1)%	10.02%	1.4%
Return on average common shareholders' equity (3)	9.81%	10.58%	(7.3)%	10.47%	1.1%
Balance Sheet:
Loans, net of allowance for credit losses	$32,323,036	$28,740,940	12.5%	$23,151,029	24.2%
Deposits	$38,539,810	$34,961,238	10.2%	$31,304,533	11.7%
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

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our revenues. For the year ended December 31, 2023, we recorded net interest income of approximately $1.3 billion, which resulted in a net interest margin of 3.18%. For the year ended December 31, 2022, we recorded net interest income of approximately $1.1 billion, which resulted in a net interest margin of 3.29%. For the year ended December 31, 2021, we recorded net interest income of approximately $932.4 million, which resulted in a net interest margin of 3.02%. The increase in net interest income in 2023 as compared to 2022 was largely the result of organic loan growth and yield expansion in our earning asset portfolio offset, in part, by continued rising costs of funds in 2023 due to the elevated short-term interest rate environment, increased on-balance sheet liquidity, the competitive rate environment for deposits in our markets and increased reliance on brokered deposits and other sources of non-core funding. The increase in net interest income in 2022 as compared to 2021 was largely the result of organic loan growth and yield expansion in our earning asset portfolio. Partially offsetting the increase was a decrease in the interest and fees related to PPP loans and discount accretion associated with fair value adjustments as well as the rising cost of funds in 2022.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions, through changes to the federal funds rate. Our loan portfolio is affected by changes in the prime interest rate. During 2023, the prime rate increased 100 basis points to 8.50% at December 31, 2023. Our loan portfolio is also impacted by changes in SOFR. At December 31, 2023, the one-month and three-month U.S. dollar SOFR rates were 5.34% and 5.36%, respectively. Prior to reference rate reform and the discontinuation of LIBOR as of June 30, 2023, our loan portfolio was impacted by U.S. dollar LIBOR. The one-month and three-month U.S. dollar LIBOR rates at December 31, 2022 were 4.39% and 4.75%, respectively and at December 31, 2021 were 0.10% and 0.21%, respectively.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2023 (in thousands):

	2023			2022			2021
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1) (2)	$31,112,968	$1,950,365	6.36%	$26,182,102	$1,182,492	4.62%	$23,060,949	$924,043	4.09%
Securities:
Taxable	3,562,527	140,308	3.94%	3,405,346	67,063	1.97%	2,711,044	34,769	1.28%
Tax-exempt (2)	3,252,030	97,625	3.58%	3,013,505	81,522	3.26%	2,534,653	64,848	3.09%
Interest-bearing due from banks	2,611,506	140,036	5.36%	1,815,251	23,206	1.28%	3,056,555	3,853	0.13%
Securities purchased under agreements to resell	508,190	13,176	2.59%	1,010,443	14,106	1.40%	426,027	1,440	0.34%
Federal funds sold	—	—	—%	—	—	—%	9,964	—	—%
Other	227,147	11,858	5.22%	181,824	5,546	3.05%	160,066	2,261	1.41%
Total interest-earning assets	41,274,368	2,353,368	5.82%	35,608,471	1,373,935	3.98%	31,959,258	1,031,214	3.33%
Nonearning assets:
Intangible assets	1,878,204			1,877,870			1,858,119
Other nonearning assets	2,696,900			2,324,564			1,875,255
Total assets	$45,849,472			$39,810,905			$35,692,632
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	9,565,965	333,631	3.49%	6,737,026	63,549	0.94%	5,578,632	9,887	0.18%
Savings and money market	14,162,523	473,327	3.34%	12,695,974	112,218	0.88%	11,437,779	22,823	0.20%
Time deposits	4,606,756	176,160	3.82%	2,478,629	28,352	1.14%	2,682,315	21,406	0.80%
Total interest-bearing deposits	28,335,244	983,118	3.47%	21,911,629	204,119	0.93%	19,698,726	54,116	0.27%
Securities sold under agreements to repurchase	192,132	3,744	1.95%	203,082	794	0.39%	155,888	239	0.15%
Federal Home Loan Bank advances	1,935,204	80,958	4.18%	923,964	20,848	2.26%	899,785	18,111	2.01%
Subordinated debt and other borrowings	426,784	23,430	5.49%	429,169	18,881	4.40%	604,081	26,347	4.36%
Total interest-bearing liabilities	30,889,364	1,091,250	3.53%	23,467,844	244,642	1.04%	21,358,480	98,813	0.46%
Noninterest-bearing deposits	8,736,843	—	—%	10,674,249	—	—%	8,910,349	—	—%
Total deposits and interest- bearing liabilities	39,626,207	1,091,250	2.75%	34,142,093	244,642	0.72%	30,268,829	98,813	0.33%
Other liabilities	428,348			297,409			314,650
Total liabilities	40,054,555			34,439,502			30,583,479
Shareholders' equity	5,794,917			5,371,403			5,109,153
Total liabilities and shareholders' equity	$45,849,472			$39,810,905			$35,692,632
Net interest income		$1,262,118			$1,129,293			$932,401
Net interest spread (3)			2.29%			2.94%			2.87%
Net interest margin (4)			3.18%			3.29%			3.02%
(1)Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in average loan balances.
(2)Yields computed on tax-exempt instruments on a tax equivalent basis and include $48.5 million, $43.0 million and $33.8 million of taxable equivalent income for the years ended December 31, 2023, 2022 and 2021, respectively. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3)Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2023 would have been 3.07% compared to a net interest spread for the years ended December 31, 2022 and 2021 of 3.26% and 3.01%, respectively.
(4)Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

For the year ended December 31, 2023, our net interest spread was 2.29%, while the net interest margin was 3.18% compared to a net interest spread of 2.94% for the year ended December 31, 2022 and 2.87% for the year ended December 31, 2021, and a net interest margin of 3.29% and 3.02%, respectively. The compression in our net interest margin for the year ended December 31, 2023 reflects the elevated short-term interest rate environment as well as the competitive rate environments for loans and deposits in our markets and the impact of the increased on-balance sheet liquidity we intentionally acquired in the first half of 2023 as a response to the then current macroeconomic environment and the failures of multiple high-profile financial institutions. During the year ended December 31, 2023, our earning asset yield increased by 184 basis points and 249 basis points from the years ended December 31, 2022 and 2021, respectively, while total funding rates increased by 203 basis points and 242 basis point compared to the years ended December 31, 2022 and 2021, respectively. Our net interest margin for the year ended December 31, 2022 reflects the rising short-term interest rate environment, including the impact of exceeding substantially all of our loan floors during the second and third quarters of 2022, and the deployment of excess funds in higher yielding loans offset in part by the diminishing impact of loans made and fees recognized pursuant to the PPP, declining levels of positive impact from purchase accounting as well as the competitive rate environments for loans and deposits in our markets.

We seek to fund increased loan volumes by growing our core deposits, but, subject to internal policy limits on the amount of non-core funding we may maintain, will utilize non-core funding to fund shortfalls, if any, or provide additional liquidity. To the extent that our dependence on non-core funding sources increases as was the case in 2023 and 2022, our net interest margin would likely be negatively impacted as we may not be able to reduce the rates we pay on these deposits as quickly as we can on core deposits should rates begin to decline.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. During 2023, the Federal Reserve raised short-term interest rates by 100 basis points. Our ‘most likely’ forecast for short-term rates through 2024 is mostly consistent with the federal funds futures market’s expectations for rate movements. However, there is much uncertainty in the interest rate futures markets due to the persistent elevated levels of inflation present in the economy, the resiliency of the employment environment and consumer spending, and what risks these present for a recession to occur in the near and medium term.

Rate and Volume Analysis. Net interest income increased by $132.8 million between the years ended December 31, 2023 and 2022 and by $196.9 million between the years ended December 31, 2022 and 2021. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2023 Compared to 2022 Increase (decrease) due to			2022 Compared to 2021 Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$500,278	$267,595	$767,873	$126,581	$131,868	$258,449
Securities:
Taxable	68,649	4,596	73,245	21,241	11,053	32,294
Tax-exempt	9,011	7,092	16,103	3,176	13,498	16,674
Interest-bearing due from banks	92,988	23,842	116,830	29,960	(10,607)	19,353
Securities purchased under agreements to resell	11,094	(12,024)	(930)	8,588	4,078	12,666
Other	4,480	1,832	6,312	2,812	473	3,285
Total interest-earning assets	686,500	292,933	979,433	192,358	150,363	342,721

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	213,128	56,954	270,082	47,417	6,245	53,662
Savings and money market	331,200	29,909	361,109	82,572	6,823	89,395
Time deposits	101,827	45,981	147,808	8,858	(1,912)	6,946
Total deposits	646,155	132,844	778,999	138,847	11,156	150,003
Securities sold under agreements to repurchase	3,083	(133)	2,950	435	120	555
Federal Home Loan Bank advances	29,389	30,721	60,110	2,250	487	2,737
Subordinated debt and other borrowings	4,666	(117)	4,549	201	(7,667)	(7,466)
Total interest-bearing liabilities	683,293	163,315	846,608	141,733	4,096	145,829
Net interest income	$3,207	$129,618	$132,825	$50,625	$146,267	$196,892

Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume.

Provision for Credit Losses. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. The provision for credit losses amounted to $93.6 million, $67.9 million and $16.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Provision expense is impacted by organic loan growth in our loan portfolio, our internal assessment of the credit quality of the loan portfolio, recent historical and projected future economic conditions and net charge-offs. The increase in provision expense during 2023 as compared to 2022 and 2021, and 2022 as compared to 2021, is due to growth in the loan portfolio and the uncertain and challenging economic environment which negatively impacts the projected macroeconomic factors used in our CECL modeling. Also contributing to the provision expense in 2023 when compared to the 2022 and 2021 comparable periods was net charge-offs, which totaled $48.6 million, $26.5 million and $38.7 million, respectively.

Our allowance for credit losses on loans reflects an amount deemed appropriate to adequately cover all expected future losses in the loan portfolio as of the date the allowance is determined based on our allowance for credit losses assessment methodology. At December 31, 2023, our allowance for credit losses on loans as a percentage of total loans was 1.08%, an increase from 1.04% at December 31, 2022.

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

The following is our noninterest income for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Years ended December 31,		2023 - 2022 Percent Increase (Decrease)	Year ended December 31,	2022 - 2021 Percent Increase (Decrease)
	2023	2022		2021
Noninterest income:
Service charges on deposit accounts	$49,223	$44,675	10.2%	$41,311	8.1%
Investment services	52,432	46,441	12.9%	37,917	22.5%
Insurance sales commissions	13,670	12,186	12.2%	10,516	15.9%
Gains on mortgage loans sold, net	6,511	7,268	(10.4)%	32,424	(77.6)%
Investment gains (losses) on sales, net	(19,674)	156	(>100)%	759	(79.5)%
Trust fees	26,683	23,511	13.5%	20,724	13.5%
Income from equity method investment	85,402	145,466	(41.3)%	122,274	19.0%
Gain on sale of fixed assets	86,048	457	>100%	15	>100%
Other noninterest income:
Interchange and other consumer fees	69,709	68,022	2.5%	57,263	18.8%
Bank-owned life insurance	15,797	21,033	(24.9)%	18,942	11.0%
Loan swap fees	7,851	5,812	35.1%	5,414	7.4%
SBA loan sales	3,983	7,036	(43.4)%	12,242	(42.5)%
Income from other equity investments	8,732	10,605	(17.7)%	23,109	(54.1)%
Other noninterest income	26,886	23,456	14.6%	12,824	82.9%
Total other noninterest income	132,958	135,964	(2.2)%	129,794	4.8%
Total noninterest income	$433,253	$416,124	4.1%	$395,734	5.2%

The increase in service charges on deposit accounts in 2023 compared to 2022 and 2022 compared to 2021 is largely the result of increased transaction volumes in commercial checking accounts which we believe is the result of the increased economic activity in our markets in each of the periods presented. During the second half of 2022, we implemented changes to our insufficient funds programs as a result of which we eliminated NSF fees on consumer accounts, reduced overdraft fees paid for items, established an overdraft cushion of $15 for consumers and reduced the maximum number of overdraft paid item charges per day. We expect future service charge revenues to continue to be negatively impacted by these changes, as was the case in 2023.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. Commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, and fees from our wealth advisory group, PNFP Capital Markets, Inc., were $52.4 million for the year ended December 31, 2023, compared to $46.4 million during 2022 and $37.9 million during 2021, reflecting increases in brokerage assets. At December 31, 2023, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $9.8 billion in brokerage assets compared to $8.0 billion and $7.2 billion at December 31, 2022 and 2021, respectively. Revenues from the sale of insurance products by our insurance agency subsidiaries were approximately $13.7 million during 2023 compared to $12.2 million and $10.5 million during 2022 and 2021, respectively. Additionally, at December 31, 2023, our trust department was receiving fees on approximately $5.5 billion and $2.4 billion of managed and custodied assets, respectively, compared to approximately $4.6 billion and $2.0 billion at December 31, 2022 and $4.7 billion and $2.1 billion at December 31, 2021. We believe the improvement in the results of our wealth management businesses in 2023 compared to 2022 and 2022 compared to 2021 is primarily attributable to an increased number of wealth management advisors and corresponding client acquisition, as well as improved market performance.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising and elevated interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from period to period as the rate environment changes. Gains on mortgage loans sold, net, were $6.5 million, $7.3 million and $32.4 million, respectively, for the years ended December 31, 2023, 2022 and 2021. The decreases in 2023 compared to 2022 and 2022 compared to 2021 are the direct result of the increased rate environment negatively impacting both refinancing and new purchase originations. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program whereby the hedge protects against changes in the fair value of the pipeline. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. The change in the fair value of the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At December 31, 2023, the mortgage pipeline included $50.7 million in loans expected to close in 2024 compared to $46.9 million in loans at December 31, 2022 expected to close in 2023.

Investment gains and losses on sales, net, represent the net gains and losses on sales of investment securities in our available-for-sale securities portfolio during the periods noted. For the year ended December 31, 2023, investment gains (losses) on sales, net, represent a $19.7 million net pre-tax loss we recognized upon the sale of $312.6 million of investment securities compared to a $156,000 net pre-tax gain we recognized upon the sale of $29.5 million of investment securities in 2022, compared to a $759,000 net pre-tax gain on the sale of $37.5 million of investment securities in 2021. During 2023, and in connection with the sale-leaseback transaction, we restructured a portion of our investment securities portfolio to reinvest the proceeds in higher yielding securities. For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, we assess whether or not we intend to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because we currently do not intend to sell those available-for-sale securities that have an unrealized loss at December 31, 2023, and it is not more-likely-than-not that we will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, we have determined that no write-down is necessary.

Gains on the sale of fixed assets were $86.0 million, $457,000 and $15,000, respectively, for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in gains on the sale of fixed assets for the year ended December 31, 2023 was primarily the result of the sale-leaseback transaction which was completed in the second quarter of 2023 and included the sale of 49 properties for which Pinnacle Bank will separately lease each of those properties for an initial term of 14.5 years, with two five (5) year renewal options that may be exercised to extend the term of any of the leases. The pre-tax, net gain recorded associated with the sale of these 49 properties was $85.7 million, after deducting transaction-related expenses.

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

Income from this equity-method investment was $85.4 million for the year ended December 31, 2023 compared to $145.5 million and $122.3 million for the years ended December 31, 2022 and 2021, respectively. As more fully described below, the decrease in income from BHG during the year ended December 31, 2023 as compared to the same period in the prior year is largely the result of increases in (i) the liability for estimated future inherent losses for the outstanding core portfolio of loans sold to banks through the auction platform that may be subject to future substitution due to payment default or prepayment and (ii) the allowance for credit losses for loans BHG has retained on its balance sheet due to the impact of the uncertain and challenging economic environment on the macroeconomic factors in its allowance model. The increased level of contribution we experienced from BHG in 2022 as compared to

2021 reflects the positive results BHG experienced as a result of enhancements to its business model, including its marketing efforts. Historically, BHG has sold the majority of the loans it originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. In recent years, BHG began an effort to retain more loans on its balance sheet. BHG’s decision to sell loans through its auction platform (or, recently, directly to institutional investors) or retain loans on its balance sheet will be impacted by a variety of factors, including interest rates as well as demand levels from the community bank network of buyers and institutional buyers to whom BHG markets these loans. In a rising rate environment, it may choose to sell more loans through its auction platform if the cost of financing loans on its balance sheet is not as attractive as a sale, either directly, such as during 2023 when BHG sold loans totaling approximately $1 billion to asset managers, or through its auction platform. BHG also entered into funding facilities in the fourth quarter of 2022 and first quarter of 2023 including a facility with a U.S. asset manager with outstanding balances of $506 million and $454 million at December 31, 2023 and December 31, 2022, respectively, and an annualized interest rate at December 31, 2023 of approximately 7.90%. These facilities, which are secured by loans on BHG's balance sheet, represent incremental funding sources to BHG. Since 2020, BHG has completed eight securitizations totaling $2.6 billion, with the latest securitization of $256 million having been completed in the fourth quarter of 2023. We anticipate that BHG will complete additional securitizations in the future or otherwise establish other borrowing facilities to facilitate the retention of additional loans on BHG's balance sheet. Additionally, during 2023, BHG recorded several expenses related to the write down of a building that BHG anticipates selling as well as certain software assets and other items that were related to business lines that BHG has elected to exit. These charges amounted to approximately $11.7 million during 2023.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets of $349,000, $512,000 and $752,000 for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, there were $6.0 million of these intangible assets that are expected to be amortized in lesser amounts over the next 12 years. Also included in income from equity-method investment is accretion income associated with the fair value of certain of BHG's liabilities of $225,000, $718,000 and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, there were $200,000 of these liabilities that are expected to be accreted into income in lesser amounts over the next three years.

During the year ended December 31, 2023, Pinnacle Bank received dividends from BHG of $36.7 million, compared to $63.1 million and $70.0 million received by Pinnacle Bank and Pinnacle Financial in the aggregate during the years ended December 31, 2022 and 2021, respectively. Dividends from BHG during such periods reduced the carrying amount of our investment in BHG, while earnings from BHG during such periods increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. BHG partners with third party lenders, including Pinnacle Bank, to facilitate loan originations as part of BHG’s alternative financing portfolio, whereby BHG acts as the marketing firm and refers loans to the third party lenders for funding. The third party lenders receive a fee for each loan funded and subsequently sold to BHG. These loans are ultimately sold through BHG's network of clients, which includes Pinnacle Bank. During the years ended December 31, 2023, 2022 and 2021, respectively, BHG purchased $1.4 billion, $1.0 billion and $646.6 million, respectively, of loans originated by Pinnacle Bank as part of this program. During the years ended December 31, 2023, Pinnacle Bank purchased no loans from BHG, compared to purchases of $125.6 million and $276.7 million, respectively, of loans during the years ended December 31, 2022 and 2021, from BHG at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.50% and 6.00% per annum. At December 31, 2023 and 2022, there were $263.0 million and $350.6 million, respectively, of BHG joint venture program loans held by Pinnacle Bank.

As our ownership interest in BHG is 49% and our representatives do not occupy a majority of the seats on BHG's board of managers, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity-method investment in noninterest income. For the year ended December 31, 2023, BHG reported $1.2 billion in gross revenues, net of substitution and prepayment losses of $251.5 million, compared to $1.1 billion and $735.5 million in gross revenues, respectively, for the years ended December 31, 2022 and 2021, net of substitution and prepayment losses of $204.4 million and $180.3 million, respectively. Earnings from BHG are likely to fluctuate from period-to-period. Approximately $540.3 million, or 46.0%, of BHG's revenues for the year ended December 31, 2023 related to gains on the sale of commercial and consumer loans compared to $640.7 million, or 57.7%, for the year ended December 31, 2022 and $507.5 million, or 69.0%, for the year ended December 31, 2021. These loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan, although the purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. At December 31, 2023 and 2022, there were $6.6 billion and $5.5 billion, respectively, of these loans previously sold by BHG that were being actively serviced by the purchasing banks. BHG, at its sole option, may also provide purchasers of these loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. As a result, BHG maintained a liability as of December 31, 2023 and 2022 of $356.6 million and $313.9 million, respectively, that represents an estimate of the future losses for the outstanding previously sold loan portfolio that may be subject to future substitution due to payment default or prepayment. This liability represents 5.4% and 5.7%, respectively, of loans previously sold by BHG that remain outstanding as of December 31, 2023 and 2022, respectively. The change in this liability for the year ended December 31, 2023 compared to the year ended December 31, 2022 was principally the result of an increase in the amount of loans sold by BHG to financial institutions and changes in BHG management's estimate of future substitution losses due to uncertain and challenging economic conditions.

In addition to these loans that BHG sells into its auction market, at December 31, 2023, BHG reported balance sheet loans totaling $3.7 billion compared to $3.6 billion as of December 31, 2022. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At December 31, 2023 and 2022, BHG had $2.8 billion and $2.7 billion, respectively, of secured borrowings associated with loans held for investment. At December 31, 2023, BHG reported an allowance for credit losses totaling $302.6 million and an allowance for loan losses totaling $146.9 million at December 31, 2022, with respect to the loans on its balance sheet. The increase in allowance for credit losses for the year ended December 31, 2023 compared to the year ended December 31, 2022 was principally the result of growth in the balance sheet loan portfolio, the uncertain and challenging economic environment and BHG's adoption of CECL effective October 1, 2023. Upon adoption of CECL, BHG's balance for the allowance for credit losses increased by $95.2 million through retained earnings. Pinnacle Bank recorded its proportionate share of the impact of BHG's CECL adoption by recording a $35.0 million entry to reduce retained earnings, net of deferred taxes, with corresponding entries to the equity method investment in BHG and deferred taxes. Prior to October 1, 2023, BHG recorded its allowance for loan losses under the incurred loss method. Interest income and fees associated with these on-balance sheet loans amounted to $576.0 million, $431.8 million and $208.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Pinnacle Bank has a participating interest in a $675.0 million revolving line of credit for the benefit of BHG in the amount of $150.0 million. At December 31, 2023, there was $69.4 million in outstanding balance on the line related to Pinnacle Bank's interest in the line. The line accrues interest at SOFR plus 200 basis points and is secured by all assets of BHG. The credit agreement contains covenants requiring BHG to maintain certain financial ratios and satisfy certain other affirmative and negative covenants. At December 31, 2023, neither BHG nor the originating bank had represented to Pinnacle Bank that BHG was not in compliance, in all material respects, with these covenants.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased 2.5% during the year ended December 31, 2023 as compared to the same period in 2022 due primarily to increased commercial credit card volumes period-over-period. Other noninterest income also included changes in the cash surrender value of bank-owned life insurance (BOLI) which was $15.8 million for the year ended December 31, 2023 compared to $21.0 million and $18.9 million for the years ended December 31, 2022 and 2021, respectively. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. During the fourth quarter of 2023, we restructured approximately $740.0 million of bank owned life insurance contracts (BOLI) held by various insurance carriers, and in connection therewith incurred approximately $7.2 million in restructuring charges and surrender penalties and $9.1 million in income taxes and penalties. The restructuring is expected to increase the future yields of the underlying insurance contracts and is expected to be fully phased in by mid-year 2024 and should result in an increase in non-taxable noninterest income of approximately $10.5 million in 2024 from what would have been the case without the restructuring. During 2022, we purchased an additional $100 million of bank owned life insurance. Loan swap fees increased by $2.0 million and $398,000 during the year ended December 31, 2023 as compared to the same periods in 2022 and 2021, respectively, due primarily to a change in the volume of activity resulting from the then current interest rate environment. SBA loan sales are also included in other noninterest income and fluctuate based on the current market conditions which is reflected in the decrease in 2023 as compared to 2022. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investment. Income related to these investments decreased $1.9 million during 2023 to $8.7 million when compared to 2022 and $12.5 million to $10.6 million during 2022 when compared to 2021 each as a result of several of our venture fund investments experiencing increased valuations in their underlying portfolios during the year ended December 31, 2023, but at lower amounts than those experienced during the same period in 2022 and 2021. The other components of other noninterest income increased $3.4 million in 2023 when compared to 2022 and $10.6 million in 2022 when compared to 2021. The change in 2023 compared to 2022 is in part due to a $4.8 million gain on a life insurance claim, $1.1 million in gains on the sale of other assets and a $1.2 million increase in miscellaneous other income offset in part by the absence in 2023 of the $5.5 million gain on remeasurement of our previously held equity investment in JB&B recorded in 2022, resulting from our bank subsidiary's acquisition on March 1, 2022 of the 80% equity interests of JB&B it did not previously own. The change in 2022 compared to 2021 is largely the result of the above noted gain on remeasurement of our previously held equity investment in JB&B.

Noninterest Expense. The following is our noninterest expense for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Years ended December 31,		2023 - 2022 Percent Increase (Decrease)	Year ended December 31,	2022 - 2021 Percent Increase (Decrease)
	2023	2022		2021
Noninterest expense:
Salaries and employee benefits:
Salaries	$333,701	$293,167	13.8%	$241,775	21.3%
Commissions	27,550	24,840	10.9%	22,286	11.5%
Cash and equity incentives	86,858	116,984	(25.8)%	109,290	7.0%
Employee benefits and other	83,719	75,184	11.4%	62,655	20.0%
Total salaries and employee benefits	531,828	510,175	4.2%	436,006	17.0%
Equipment and occupancy	138,980	109,672	26.7%	95,250	15.1%
Other real estate (benefit) expense, net	315	280	12.5%	(712)	>100%
Marketing and business development	23,914	21,073	13.5%	12,888	63.5%
Postage and supplies	11,143	10,168	9.6%	8,195	24.1%
Amortization of intangibles	7,090	7,810	(9.2)%	8,518	(8.3)%
Other noninterest expense:
Deposit related expenses	78,757	28,972	>100%	24,003	20.7%
Lending related expenses	50,109	52,700	(4.9)%	39,578	33.2%
Wealth management related expenses	2,934	2,565	14.4%	1,950	31.5%
Audit, exam and insurance expense	10,887	9,209	18.2%	11,259	(18.2)%
Administrative and other expenses	31,812	27,375	16.2%	23,169	18.2%
Total other noninterest expense	174,499	120,821	44.4%	99,959	20.9%
Total noninterest expense	$887,769	$779,999	13.8%	$660,104	18.2%

Noninterest expense for 2023 compared to 2022 increased by $107.8 million, or 13.8%. Impacting noninterest expense for the year ended December 31, 2023 as compared to 2022 was a $21.7 million, or 4.2%, increase in salaries and employee benefits, a $29.3 million, or 26.7%, increase in equipment and occupancy expenses and a $29.0 million special assessment by the FDIC which was assessed in the fourth quarter of 2023 as a result of the bank failures which occurred in the first half of 2023. Equipment and occupancy expenses increased during the year ended December 31, 2023 as compared to 2022 as a result of the sale leaseback transaction which was completed during the second quarter of 2023. Offsetting a portion of these increases for 2023 compared to 2022 were cash and equity incentives which were $30.1 million, or 25.8% lower, in 2023 than in 2022.

The increase in total salaries and employee benefits expense in 2023 over 2022 and 2022 over 2021 was primarily the result of an increase in our associate base to 3,357.0 full-time equivalent associates at December 31, 2023 from 3,241.5 at December 31, 2022 and 2,841.0 at December 31, 2021 as well as annual merit increases awarded in the first quarter of each respective year. Also contributing to total salaries and employee benefits in both periods were cash and equity incentives of $86.9 million which were down $30.1 million, or 25.8%, in 2023 versus 2022 and up $7.7 million, or 7.0%, to $117.0 million in 2022 versus 2021, in both cases due to our ability or failure to meet performance targets in each period. We expect salary and benefit expenses will rise in 2024 compared to 2023 as a result of our continued focus on hiring experienced bankers in our markets, our increased associate base and annual merit increases given in the first quarter of each fiscal year and the belief that we will achieve at least a target level of performance for our annual cash and equity incentive plans, which we did not achieve in 2023.

Commissions expense represents compensation paid to our wealth management lines of business including investment services, trust, insurance and capital markets. Commissions expense for the year ended December 31, 2023 was 10.9% greater than in 2022 which was 11.5% greater than in 2021. The increase in 2023 as compared to 2022 and 2022 as compared to 2021 is primarily related to growth in our investment portfolio commissions as a result of increased activity in our wealth management lines of business and an increase in the number of wealth management associates. Commissions expense incurred related to the production of residential mortgages is recorded net of the related mortgage revenues.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our bank's non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and nearly all of our bank's associates participate in our equity compensation plans. Under the 2023 annual cash incentive plan, the targeted level of incentive payments required achievement of a certain soundness threshold and a targeted level of annual revenue and annual earnings per common share (in each case subject to certain adjustments). To the extent that the soundness threshold is met and revenue and earnings per common share are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. For both 2022 and 2023, maximum payouts under the plan could have reached approximately 125% of target compared to 160% of target for 2021.

Cash incentives for 2023 totaled $44.1 million, compared to $76.8 million in 2022 and $84.1 million in 2021. The decrease in 2023 when compared to 2022 and 2022 when compared to 2021 was the result of achieving 60% of target in 2023 compared to 123% of target in 2022 and 160% of target for 2021.

Also included in cash and equity incentives for the years ended December 31, 2023, 2022 and 2021 were approximately $16.6 million, $14.5 million and $12.1 million, respectively, of compensation expenses related to equity-based restricted share awards and approximately $25.2 million, $25.0 million and $12.9 million, respectively, of compensation expenses related to equity-based restricted share units with either time-based or performance-based vesting criteria. We have not issued stock options since 2008. Under our equity incentive plans, we provide a broad-based equity incentive program for nearly all of our bank's associates, a significant portion of which is performance-based for our senior executive officers. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization.

Our compensation expense associated with performance-based vesting equity awards was up slightly for the year ended December 31, 2023 when compared to 2022 and increased $12.1 million in 2022 when compared to the same period in 2021. In each of the years ended December 31, 2023, 2022 and 2021, we again granted performance-based vesting equity awards with performance metrics tied to peer relative performance for return on average tangible common equity and tangible book value per share accretion, together with a total shareholder return ("TSR") modifier in the case of awards for our most senior executives, in each case over a three-year performance period. We also approved a special performance-based vesting restricted stock unit award to each of our named executive officers and our then-serving chief credit officer in 2022 with performance metrics tied to the ratio of our price to earnings and price to tangible book value per share relative to those measures for a peer group of companies over a three-year performance period. Our compensation expense associated with performance-based equity awards for 2023 and 2022 exceeded those levels that we recorded in 2021.

Our compensation expense associated with equity awards with time-based vesting criteria increased $2.1 million during 2023 when compared to 2022 and $2.4 million during 2022 when compared to 2021. The change in this balance is a product of the change in the number of associates during the respective periods and the number of equity grants given to associates during the respective periods as well as the grant date fair value of these equity grants.

Employee benefits and other expenses include costs associated with our 401k plan, health insurance, payroll taxes and contract labor. These expenses increased by $8.5 million, or 11.4%, in 2023 compared to 2022 which increased by $12.5 million, or 20.0%, in 2022 compared to 2021. These increases reflect the increase in our associate base in the respective periods, and in the case of our health insurance costs, increases in the premiums we paid for this coverage in 2023 compared to 2022 and 2021 premium levels.

Our operating lease commitments are primarily related to our branch and headquarters facilities. During the year ended December 31, 2023, Pinnacle Bank consummated a sale-leaseback transaction pursuant to which it sold a combined 49 properties and concurrently agreed to separately lease each of those properties for an initial term of 14.5 years, with two five (5) year renewal options that Pinnacle Bank may exercise to extend the term of any of the leases. The aggregate annual lease expense associated with these properties will be approximately $17.0 million for the first twelve months of the lease term, with each lease including a 1.9% annual rent escalation during the initial term, and a 2.0% annual rent escalation during each of the two five-year renewal terms, if exercised. The terms of all of our lease commitments expire at various points ranging from 2024 through 2058. At December 31, 2023, our total minimum operating lease commitment was $397.6 million.

Equipment and occupancy expense for the year ended December 31, 2023 was 26.7% greater than in 2022 which was 15.1% greater than in 2021. The increase in 2023 as compared to 2022 is in large part due to the sale-leaseback transaction completed in the second quarter of 2023 as discussed above. Additionally impacting equipment and occupancy expense in 2023 as compared to 2022 were costs associated with the opening of five new locations across our footprint in 2023 as well as costs associated with the planned relocation of our corporate headquarters to a new location in early 2025 which we announced in 2021. The increases in 2022 as compared to 2021 are in part the result of the five new office locations that were opened across our footprint during the year ended December 31, 2022. We expect to incur additional costs in future periods as we continue to enhance and expand our current locations, including in our new markets, including our recently announced expansion in Jacksonville, Florida, and further develop our technology infrastructure.

Other real estate for the year ended December 31, 2023 was an expense of $315,000 compared to $280,000 in 2022 and a benefit of $712,000 in 2021. The increase in 2023 as compared to 2022 was the result of ordinary business expenses associated with maintenance of the properties and costs associated with marketing and selling properties. The increase in 2022 as compared to 2021 was the result of net gains of $1.2 million on the sale of other real estate in 2021 compared to $200,000 in 2022.

Marketing and business development expense of $23.9 million for the year ended December 31, 2023 was 13.5% greater than in 2022 which was 63.5% greater than in 2021. The primary source of the increase for the year ended December 31, 2022 as compared to the same period in 2021 is the result of increased associate engagement as we brought back in-person orientation and associate meetings beginning in the first quarter of 2022 as well as increases in client engagement as pandemic-related restrictions continued to lessen. We expect these costs to rise modestly during 2024 taking into account anticipated increases associated with the associates we have hired in the last twelve months and expect to hire in 2024.

Noninterest expense related to the amortization of intangibles was $7.1 million for the year ended December 31, 2023 compared to $7.8 million and $8.5 million for the years ended December 31, 2022 and 2021, respectively. The following table outlines our amortizing intangible assets, their initial valuations and their intangible lives as of December 31, 2023:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
Avenue	2016	$8.8	9	$0.3
BNC	2017	48.1	10	12.3
Book of Business Intangible:
Miller Loughry Beach Insurance	2008	1.3	20	0.1
CapitalMark	2015	0.3	16	0.1
BNC Insurance	2017	0.4	20	0.2
BNC Trust	2017	1.9	10	0.6
Advocate Capital	2019	13.6	13	4.8
JB&B Capital	2022	6.7	10	5.0
Sweeney Asset Management	2022	0.8	10	0.7

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense related to these assets is estimated to decrease from $6.3 million per year to $1.2 million per year over the next five years with lesser amounts for the remaining amortization period.

Total other noninterest expenses increased by $53.7 million, or 44.4%, to $174.5 million during 2023 when compared to 2022 and $20.9 million, or 20.9%, to $120.8 million during 2022 when compared to 2021. Included in other noninterest expenses are deposit and lending related expenses, investment and trust sales expenses, audit, exam and insurance expense and administrative expenses.

Deposit related expenses were up $49.8 million in 2023 when compared to 2022 and $5.0 million in 2022 when compared to 2021. The increase in 2023 when compared to 2022 is primarily due to increased FDIC insurance assessments which were $42.1 million higher in 2023 than in 2022 and included a $29.0 million charge related to the FDIC special assessment to recover losses incurred by the Deposit Insurance Fund associated with the multiple high-profile bank failures which occurred in the first quarter of 2023. The increase in 2022 when compared to 2021 was also largely the result of increased FDIC assessment costs primarily due to the firm's increased asset base. Lending related expenses, which are costs associated with loan origination as well as operation of our credit card program, decreased by $2.6 million in 2023 when compared to 2022 and increased by $13.1 million in 2022 when compared to 2021. Audit, exam and insurance expense is comprised of the fees associated with ongoing audit and regulatory exams of our operations as well as the cost of our corporate insurance. Our audit, exam and insurance expense in 2023 increased when compared to 2022 due to the overall increase in the size of our company and the needs to support its growth and decreased in 2022 when compared to 2021 primarily related to our decision to no longer outsource a significant portion of our internal audit function and the development of that program internally. Administrative and other expenses increased by $4.4 million during 2023 when compared to 2022 and $4.2 million during 2022 when compared to 2021. Included in the increase in both 2023 and 2022 were increases in consultant fees, contributions, state franchise taxes and other miscellaneous expense items.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 52.4%, 50.5%, and 49.7% for the three years ended December 31, 2023, 2022 and 2021, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

The efficiency ratio for 2023 compared to 2022 was negatively impacted in part by increased noninterest expense during the period as a result of increased salaries and employee benefits and the FDIC special assessment, reduced net interest income growth as a result of compression to our net interest margin and the impact of a decrease in the amount of income from our equity method investment in BHG on noninterest income, and was positively impacted by the sale-leaseback transaction and reduced cash and equity incentive expense. The efficiency ratio for 2022 compared to 2021 was negatively impacted in part by increased noninterest expense during the period as a result of increased salaries and employee benefits and a decrease in the amount of gains on mortgage loans sold offset, in part, by increased income from our equity method investment in BHG and the impact of a rising interest rate environment. Fully-diluted net income per common share was $7.14 for 2023 compared to $7.17 for 2022 and $6.75 for 2021.

Income Taxes. During the year ended December 31, 2023, we recorded income tax expense of $151.9 million compared to $136.8 million and $124.6 million in 2022 and 2021, respectively. Our effective income tax rate was 21.3%, 19.6% and 19.1%, respectively, for the years ended December 31, 2023, 2022 and 2021. The increase in the effective income tax rate in 2023 as compared to 2022 is primarily due to the restructuring of BOLI contracts resulting in restructuring charges totaling $7.2 million and surrender penalties totaling $9.1 million offset in part by the tax impact of the $29.0 million charge related to the FDIC special assessment to recover losses incurred by the Deposit Insurance Fund associated with the multiple high-profile bank failures which occurred in the first half of 2023. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 25.00% for 2023 and 26.14% for 2022 and 2021, primarily due to our investments in bank-qualified tax-exempt municipal securities, tax benefits from our real estate investment trust and municipal investment subsidiaries, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax rate in each period was impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in a tax benefit of $208,000, $3.0 million and $2.5 million, respectively, for the years ended December 31, 2023, 2022 and 2021, respectively.

Financial Condition

Our consolidated balance sheet at December 31, 2023 reflects an increase of $3.6 billion in outstanding loans to $32.7 billion and an increase of $3.6 billion in total deposits to $38.5 billion from December 31, 2022. Total assets were $48.0 billion at December 31, 2023 as compared to $42.0 billion at December 31, 2022.

Loans. The composition of loans at December 31 for each of the past three years and the percentage (%) of each segment to total loans is summarized as follows (dollars in thousands):

	2023		2022			2021
	Amount	Percent	Amount	Percent		Amount	Percent
Commercial real estate:
Owner-occupied	$4,044,896	12.4%	$3,587,257	12.3%		$3,048,822	13.0%
Non-owner occupied	7,535,494	23.1%	6,542,619	22.5%		5,221,704	22.3%
Consumer real estate - mortgage	4,851,531	14.8%	4,435,046	15.3%		3,680,684	15.7%
Construction and land development	4,041,081	12.4%	3,679,498	12.7%		2,903,017	12.4%
Commercial and industrial	11,666,691	35.7%	10,241,362	35.3%		8,074,546	34.5%
Consumer and other	536,398	1.6%	555,823	1.9%		485,489	2.1%
Total loans	$32,676,091	100.0%	$29,041,605	100.0%	1	$23,414,262	100.0%

At December 31, 2023, our loan portfolio composition had changed modestly from the composition at December 31, 2022. At December 31, 2023, approximately 34.9% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied commercial real estate properties compared to 35.4% at December 31, 2022. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development segment continues to be a meaningful portion of our portfolio and reflects the development in the local economies in which we operate and is diversified between commercial, residential and land.

During 2023, due in large part to the uncertain economic environment, we made the intentional decision to continue the tightening of our loan underwriting, particularly in non-owner occupied commercial real estate and construction, and our loan growth rates are reflective of this tightening.

The following table presents the maturity distribution of our loan portfolio by loan segment at December 31, 2023 according to contractual maturities of (1) one year or less, (2) after one but within five years, (3) after five but within fifteen years and (4) after fifteen years. The table also presents the portion of loans by loan segment that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index (dollars in thousands):

	Due in one year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total

Commercial real estate:
Owner-occupied	$194,675	$2,068,068	$1,337,493	$444,660	$4,044,896
Non-owner occupied	1,787,084	4,915,740	772,672	59,998	7,535,494
Consumer real estate - mortgage	102,491	499,017	325,646	3,924,377	4,851,531
Construction and land development	1,127,080	2,592,241	229,952	91,808	4,041,081
Commercial and industrial	2,955,620	6,664,651	1,665,732	380,688	11,666,691
Consumer and other	154,026	323,214	19,600	39,558	536,398
Total loans	$6,320,976	$17,062,931	$4,351,095	$4,941,089	$32,676,091

Loans with fixed interest rates:
Commercial real estate:
Owner-occupied	$131,892	$1,316,009	$919,323	$322,486	$2,689,710
Non-owner occupied	431,713	2,780,139	416,973	50,312	3,679,137
Consumer real estate - mortgage	43,414	375,808	102,000	2,077,282	2,598,504
Construction and land development	161,792	415,394	140,367	59,128	776,681
Commercial and industrial	940,466	2,386,072	1,178,982	289,960	4,795,480
Consumer and other	80,159	198,503	18,156	39,558	336,376
Total loans	$1,789,436	$7,471,925	$2,775,801	$2,838,726	$14,875,888

Loans with variable interest rates:
Commercial real estate:
Owner-occupied	$62,783	$752,059	$418,170	$122,174	$1,355,186
Non-owner occupied	1,355,371	2,135,601	355,699	9,686	3,856,357
Consumer real estate - mortgage	59,077	123,209	223,646	1,847,095	2,253,027
Construction and land development	965,288	2,176,847	89,585	32,680	3,264,400
Commercial and industrial	2,015,154	4,278,579	486,750	90,728	6,871,211
Consumer and other	73,867	124,711	1,444	—	200,022
Total loans	$4,531,540	$9,591,006	$1,575,294	$2,102,363	$17,800,203

The above information does not consider the impact of scheduled principal payments. Loans totaling $1.4 billion at their contractual floor rate at December 31, 2023 are presented as fixed interest rate loans in the table above.

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

Lending Concentrations. We periodically analyze our loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2023 and 2022 (in thousands):

	At December 31, 2023
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2022
Lessors of nonresidential buildings	$4,674,176	$1,242,159	$5,916,335	$7,058,045
Lessors of residential buildings	2,028,622	1,150,419	3,179,041	3,725,186
New housing for-sale builders	577,090	819,563	1,396,653	1,763,089
Music publishers	787,407	432,374	1,219,781	1,127,636

Banking regulations have established guidelines for the construction and land development ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300%. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At December 31, 2023 and 2022, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 84.2% and 85.9%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and development loans) were 259.0% and 249.6% of total risk-based capital for December 31, 2023 and 2022, respectively. Pinnacle Bank was within the 100% and 300% guidelines throughout 2023 and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds over the long-term though there may be periods where we exceed these levels if loan growth is more heavily weighted to these types of loans.

Loans in Past Due Status. The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023	December 31, 2022
Loans past due 30 to 89 days:
Commercial real estate:
Owner occupied	$2,178	$2,727
Non-owner occupied	41,066	407
Consumer real estate – mortgage	22,937	13,718
Construction and land development	649	323
Commercial and industrial	42,418	29,170
Consumer and other	7,154	5,744
Total loans past due 30 to 89 days	$116,402	$52,089
Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$3,398	$1,139
Non-owner occupied	153	1,681
Consumer real estate – mortgage	10,824	9,094
Construction and land development	608	130
Commercial and industrial	16,890	9,428
Consumer and other	1,496	746
Total loans past due 90 days or more	$33,369	$22,218
Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.36%	0.18%
Loans past due 90 days or more as a percentage of total loans	0.10%	0.08%
Total loans in past due status as a percentage of total loans	0.46%	0.26%

Potential Problem Loans. Potential problem loans amounted to approximately $127.4 million, or 0.4% of total loans outstanding at December 31, 2023, compared to $53.8 million, or 0.2% of total loans outstanding at December 31, 2022. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard or worse, but not considered nonperforming loans. Approximately $20.3 million of the potential problem loans were past due at least 30 but less than 90 days as of December 31, 2023.

Non-Performing Assets and Modified Loans. At December 31, 2023, we had $86.6 million in nonperforming assets compared to $46.1 million at December 31, 2022. Included in nonperforming assets were $82.3 million in nonaccruing loans and $4.3 million in other real estate owned and other nonperforming assets at December 31, 2023 and $38.1 million in nonaccruing loans and $8 million in other real estate owned and other nonperforming assets at December 31, 2022. At December 31, 2023, there were $31.3 million of modified loans to borrowers experiencing financial difficulty. Approximately $3.2 million of those loans were subsequently past due and had a payment default in the months following modification.

All nonaccruing loans are reassigned to a special assets officer who was not responsible for originating the loan. The special assets officer is responsible for developing an action plan designed to minimize our future losses. Typically, these special assets officers review our loan files, interview prior officers assigned to the relationship, meet with borrowers, inspect collateral, reappraise collateral and/or consult with legal counsel. The special assets officer then recommends an action plan to a committee of senior associates including lenders and workout specialists, which could include foreclosing on collateral, restructuring the loan, issuing demand letters or other actions. We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. During 2023, 2022 and 2021, we recognized no interest income related to nonaccruing loans. At December 31, 2023, 2022 and 2021, our allowance for credit losses as a percentage of nonaccruing loans totaled 429.0%, 788.8% and 833.8%, respectively.

Allowance for Credit Losses on Loans (allowance). The current expected credit losses ("CECL") methodology requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, the allowance for credit losses on loans represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of December 31, 2023 and 2022, our allowance for credit losses on loans was $353.1 million and $300.7 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was 1.08% at December 31, 2023, increased from 1.04% at December 31, 2022. During the second quarter of 2023, we implemented updated CECL models in an effort to ensure that risk in our portfolio at an individual loan level continues to be adequately captured given the uncertain state of the economy. The implementation of the new model had no material effect on the overall allowance for credit losses on loans in the quarter of implementation.

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

Under the CECL methodology, the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At December 31, 2023, a reasonable and supportable period of fifteen months was utilized for all loan segments followed by a twelve month straight line reversion period to long term averages.

The following table sets forth, based on management's best estimate, the allocation of the allowance for credit losses on loans to categories of loans and loan balances by category and the percentage of loans in each category to total loans and allowance for credit losses as a percentage of total loans within each loan category as of December 31 for each of the past two years (in thousands):

	At December 31,
	2023				2022
Balance at end of period applicable to:	Allowance Allocated ($)	Total Loans ($)	Allowance to Total Loans (%)	Loans to Total Loans (%)	Allowance Allocated ($)	Total Loans ($)	Allowance to Total Loans (%)	Loans to Total Loans (%)
Commercial real estate:
Owner-occupied	$28,690	$4,044,896	0.71%	12.4%	$26,617	3,587,257	0.74%	12.3%
Non-owner occupied	57,687	7,535,494	0.77%	23.1%	40,479	6,542,619	0.62%	22.5%
Consumer real estate – mortgage	71,354	4,851,531	1.47%	14.8%	36,536	4,435,046	0.82%	15.3%
Construction and land development	39,142	4,041,081	0.97%	12.4%	36,114	3,679,498	0.98%	12.7%
Commercial and industrial	148,212	11,666,691	1.27%	35.7%	144,353	10,241,362	1.41%	35.3%
Consumer and other	7,970	536,398	1.49%	1.6%	16,566	555,823	2.98%	1.9%
Total	$353,055	$32,676,091	1.08%	100.0%	$300,665	$29,041,605	1.04%	100.0%

The following table presents information related to credit losses on loans by loan segment for each of the years in the three-year period ended December 31, 2023 (in thousands):

	Provision for credit losses	Net (charge-offs) recoveries	Average loans (1)	Ratio of net (charge-offs) recoveries to average loans
For the year ended December 31, 2023:
Commercial real estate:
Owner occupied	$1,997	$76	$3,799,201	—%
Non-owner occupied	15,576	1,632	7,123,135	0.02
Consumer real estate - mortgage	33,587	1,231	4,654,130	0.03
Construction and land development	2,693	335	3,918,539	0.01
Commercial and industrial	48,845	(44,986)	11,034,560	(0.41)
Consumer and other	(1,702)	(6,894)	486,834	(1.42)
Total loans	$100,996	$(48,606)	$31,016,399	(0.16)%

	Provision for credit losses	Net (charge-offs) recoveries	Average loans (1)	Ratio of net (charge-offs) recoveries to average loans
For the year ended December 31, 2022:
Commercial real estate:
Owner occupied	$6,330	$669	$3,258,092	0.02%
Non-owner occupied	(18,027)	2	5,812,052	—
Consumer real estate - mortgage	3,571	861	4,031,082	0.02
Construction and land development	6,364	321	3,369,233	0.01
Commercial and industrial	55,346	(23,333)	9,162,689	(0.25)
Consumer and other	10,395	(5,067)	466,435	(1.08)
Total loans	$63,979	$(26,547)	$26,099,583	(0.10)%

For the year ended December 31, 2021:
Commercial real estate:
Owner occupied	$(3,869)	$189	$2,891,798	0.01%
Non-owner occupied	(20,811)	183	5,358,828	—
Consumer real estate - mortgage	(2,856)	1,656	3,320,083	0.05
Construction and land development	(12,984)	5	2,845,957	—
Commercial and industrial	52,645	(38,728)	8,154,391	(0.47)
Consumer and other	4,781	(2,028)	403,624	(0.50)
Total loans	$16,906	$(38,723)	$22,974,681	(0.17)%
(1) Average loan balances exclude consumer and commercial loans held for sale.

Pinnacle Financial's management assesses the adequacy of the allowance for credit losses on loans on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

Based upon our evaluation of the loan portfolio, we believe the allowance for credit losses on loans to be adequate to absorb our estimate of expected future credit losses on loans outstanding at December 31, 2023. While our policies and procedures used to estimate the allowance for credit losses as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for credit losses and, thus, the resulting provision for credit losses.

Investments. Our investment portfolio, consisting primarily of U.S. treasury securities, Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $7.3 billion and $6.6 billion at December 31, 2023 and 2022, respectively. Our investment securities to asset ratio was 15.3% and 15.8% at December 31, 2023 and 2022, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. During 2023, we sold $312.6 million of investment securities for a net pre-tax loss of $19.7 million compared to $29.5 million of investment securities for a net pre-tax gain of $156,000 during 2022 and $37.5 million of investment securities for a net pre-tax gain of $759,000 during 2021. These sales were implemented as part of our efforts to reposition our investment portfolio to provide our balance sheet more protection from the then anticipated rate environment in each respective period.

During the years ended December 31, 2022, 2020 and 2018, we transferred, at fair value, $1.1 billion, $873.6 million and $179.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio to mitigate the impact of changes in fair value on our common tangible book equity. The related net unrealized after tax losses of $1.5 million, gains of $69.0 million and losses of $2.2 million, respectively, on such transferred securities remained in accumulated other comprehensive income (loss) at December 31, 2023 and 2022 and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer.

A summary of certain aspects of our investment portfolio at December 31, 2023 and 2022 follows:

	December 31,
	2023	2022
Weighted average life	8.05 years	11.62 years
Effective duration (*)	2.93%	4.39%
Tax equivalent yield	4.12%	3.19%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of December 31, 2023 was 6.19%.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years as of December 31, 2023 (in thousands):

	U.S. Treasury securities		U.S. Government agency securities		Mortgage-backed securities		State and municipal securities		Asset-backed securities		Corporate notes and other		Totals
	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield
At December 31, 2023:
Securities available-for-sale:
Due in one year or less	$7,291	5.43%	$9,982	5.00%	$5	3.39%	$—	0.00%	$32,535	6.61%	$1,475	5.31%	$51,288	6.09%
Due in one year through five years	—	0.00%	17,218	5.17%	63,816	1.77%	3,654	4.00%	4,609	1.31%	181,231	2.27%	270,528	2.33%
Due in five years through ten years	—	0.00%	235,530	1.66%	444,644	1.93%	36,154	3.59%	689	1.74%	232,964	3.09%	949,981	2.20%
Due after ten years	886,121	4.18%	—	0.00%	438,925	3.09%	1,546,087	4.36%	153,802	3.28%	20,798	6.64%	3,045,733	4.07%
	$893,412	4.19%	$262,730	1.98%	$947,390	2.45%	$1,585,895	4.35%	$191,635	3.77%	$436,468	2.92%	$4,317,530	3.54%
Securities held-to-maturity:
Due in one year or less	$19,927	0.90%	$24,985	1.07%	$—	0.00%	$—	0.00%	15,957	6.79%	$—	0.00%	$60,869	2.51%
Due in one year through five years	70,382	1.04%	270,226	2.34%	3,878	1.78%	9,847	1.93%	19,601	3.65%	56,314	1.87%	430,248	2.11%
Due in five years through ten years	—	0.00%	69,558	3.70%	244,664	3.08%	9,531	2.78%	8,417	2.82%	21,711	2.51%	353,881	3.15%
Due after ten years	—	0.00%	—	0.00%	133,558	1.49%	1,867,081	3.34%	154,443	2.50%	7,984	2.16%	2,163,066	3.16%
	$90,309	1.01%	$364,769	2.51%	$382,100	2.51%	$1,886,459	3.33%	$198,418	2.98%	$86,009	2.06%	$3,008,064	3.00%

Actual maturities may differ from contractual maturities of mortgage-backed and asset-backed securities because the mortgages or other assets underlying the securities may be called or prepaid with or without penalty.

Yields have been computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. Weighted average yield for each maturity range has been computed on a fully taxable-equivalent basis using the amortized cost of each security in that range. The proceeds of the sale-leaseback transaction and related sale of investment securities have been retained in Pinnacle Bank's cash accounts at the Federal Reserve.

Restricted Cash. Our restricted cash balances totaled approximately $86.9 million and $31.4 million at December 31, 2023 and 2022, respectively. This restricted cash is maintained at other financial institutions as collateral primarily for our derivative portfolio. The increase in restricted cash is attributable primarily to an increase in collateral requirements on certain derivative instruments for which the fair value has decreased. See Note 14. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-K.

Securities Purchased with Agreement to Resell. At December 31, 2023 and 2022, we had $558.0 million and $513.3 million, respectively, in securities purchased with agreement to resell. This balance is the result of repurchase agreement transactions with financial institution counterparties. We initially secured these investments to allow us to deploy some of our excess liquidity position into instruments that improved the return on funds in the then current historically low interest rate environment. The current repurchase agreements are set to mature in 2026.

Deposits and Other Borrowings. We had approximately $38.5 billion of deposits at December 31, 2023 compared to $35.0 billion billion at December 31, 2022. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. At December 31, 2023 and 2022, we estimate that we had approximately $11.1 billion and $13.7 billion, respectively, in uninsured/uncollateralized deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit.

Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $209.5 million at December 31, 2023 and $194.9 million at December 31, 2022. Average balances for these repurchase agreements were $192.1 million in 2023, $203.1 million in 2022 and $155.9 million in 2021. Additionally, at December 31, 2023, we had borrowed $2.1 billion in advances from the Federal Home Loan Bank of Cincinnati (FHLB Cincinnati) compared to $464.4 million at December 31, 2022. The increase in FHLB advances during the year ended December 31, 2023 was the result of our decision in the first half of 2023 to increase our levels of on-balance sheet liquidity in response to the uncertain and challenging economic environment and its impact on the banking sector following the failures of multiple high-profile banking institutions. At December 31, 2023, we had an estimated $2.8 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by us and the subsequent approval by the FHLB Cincinnati.

Generally, we have classified our funding base as either core funding or non-core funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at December 31, 2023 and 2022 (in thousands):

	December 31, 2023			December 31, 2022
	Balance	Average Rate Paid	Percent of Total Deposits	Balance	Average Rate Paid	Percent of Total Deposits
Core funding:
Noninterest-bearing deposit accounts	$7,906,502	0.00%	19.1%	$9,812,744	0.00%	27.2%
Interest-bearing demand accounts	5,150,878	2.92%	12.5%	5,699,981	0.80%	15.8%
Savings and money market accounts	10,083,448	2.96%	24.4%	10,743,225	0.74%	29.8%
Time deposit accounts less than $250,000	1,951,389	3.46%	4.7%	1,458,206	0.85%	4.0%
Reciprocating deposit accounts (1)	7,954,522	4.05%	19.3%	3,276,300	1.09%	9.1%
Reciprocating CD accounts (1)	692,178	4.23%	1.7%	310,621	1.23%	0.9%
Total core funding	33,738,917	2.42%	81.7%	31,301,077	0.53%	86.8%
Non-core funding:
Relationship based non-core funding:
Other time deposits	1,654,147	4.12%	4.0%	1,177,786	1.19%	3.3%
Securities sold under agreements to repurchase	209,489	1.95%	0.5%	194,910	0.39%	0.5%
Total relationship based non-core funding	1,863,636	3.89%	4.5%	1,372,696	1.00%	3.8%
Wholesale funding:
Brokered deposits	2,603,707	4.59%	6.3%	1,939,633	2.13%	5.4%
Brokered time deposits	543,039	3.78%	1.3%	542,742	1.69%	1.5%
Federal Home Loan Bank advances	2,138,169	4.18%	5.2%	464,436	2.26%	1.3%
Subordinated debt and other funding	424,938	5.52%	1.0%	424,055	4.41%	1.2%
Total wholesale funding	5,709,853	4.41%	13.8%	3,370,866	2.41%	9.4%
Total non-core funding	7,573,489	4.28%	18.3%	4,743,562	2.10%	13.2%
Totals	$41,312,406	2.75%	100.0%	$36,044,639	0.72%	100.0%
(1)The reciprocating categories consists of deposits we receive from a bank network (the IntraFi network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the IntraFi network.

As noted in the table above, our core funding as a percentage of total funding decreased from 86.8% at December 31, 2022 to 81.7% at December 31, 2023 but remained well above internal policies. We did experience a mix shift in deposits during 2023 when compared to 2022 including as a result of the multiple high-profile bank failures in the first half of 2023, as certain of our depositors opted for additional insurance by way of the reciprocating deposit accounts we offer through the IntraFi network and certain of our depositors moved their deposits out of non-interest bearing accounts and into interest-bearing accounts to take advantage of increased rates. We continue to create and implement new and enhanced deposit gathering initiatives each year as part of our annual strategic planning process in anticipation of the more challenging deposit gathering environment we began to see developing in the fourth quarter of 2022, that continued in 2023 and we expect to further continue in 2024. When wholesale funding is necessary to complement our core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits increased in 2023 but remained within those policy limitations as of December 31, 2023.

The amount of time deposits as of December 31, 2023 amounted to $4.8 billion. The following table, which includes core, non-core and reciprocal time deposits, shows our time deposits at December 31, 2023 in denominations of under $250,000 and those of denominations of $250,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$1,002,065	4.28%
Over three but through six months	866,651	4.37%
Over six but through twelve months	638,713	4.10%
Over twelve months	512,627	4.25%
	3,020,056	4.26%
Denomination $250,000 and greater
Three months or less	843,392	4.72%
Over three but through six months	390,758	4.55%
Over six but through twelve months	351,452	4.20%
Over twelve months	235,095	4.37%
	1,820,697	4.54%
Totals	$4,840,753	4.37%

Subordinated debt and other borrowings. Pinnacle Bank receives advances from the FHLB Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB Cincinnati, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At December 31, 2023 and 2022, Pinnacle Financial had received advances from the FHLB Cincinnati totaling $2.1 billion and $464.4 million, respectively. At December 31, 2023, the scheduled maturities of FHLB Cincinnati advances and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates (1)
2024	$—	—%
2025	366,250	4.97%
2026	162,500	4.00%
2027	237,500	4.14%
2028	1,375,000	3.97%
Thereafter	12	2.75%
	2,141,262
Deferred costs	(1,070)
Fair value hedging adjustment	(2,023)
Total Federal Home Loan Bank advances	$2,138,169
Weighted average interest rate		4.17%
(1)Some FHLB Cincinnati advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2023.

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

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2023	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	8.44%	3-month SOFR + 2.80%(1)
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	6.99%	3-month SOFR + 1.40%(1)
Pinnacle Statutory Trust III	September 07, 2006	September 30, 2036	20,619	7.24%	3-month SOFR + 1.65%(1)
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	8.50%	3-month SOFR + 2.85%(1)
BNC Capital Trust I	April 03, 2003	April 15, 2033	5,155	8.91%	3-month SOFR + 3.25%(1)
BNC Capital Trust II	March 11, 2004	April 07, 2034	6,186	8.51%	3-month SOFR + 2.85%(1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	8.06%	3-month SOFR + 2.40%(1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	7.29%	3-month SOFR + 1.70%(1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	8.72%	3-month SOFR + 3.10%(1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	7.14%	3-month SOFR + 1.49%(1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	7.38%	3-month SOFR + 1.73%(1)
Southcoast Capital Trust III	August 05, 2005	September 30, 2035	10,310	7.09%	3-month SOFR + 1.50%(1)

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)
Debt issuance costs and fair value adjustment			(8,057)
Total subordinated debt and other borrowings			$424,938
(1)Rate transitioned to 3-month term SOFR plus a comparable tenor spread adjustment beginning after July 1, 2023 as three month LIBOR ceased to be published effective July 1, 2023.
(2)Previously was to transition to three month LIBOR + 2.775%, but will now migrate to an alternative benchmark rate plus comparable spread beginning September 15, 2024 through the end of the term as three month LIBOR ceased to be published effective July 1, 2023.

Pursuant to regulatory guidelines, once the maturity date on subordinated notes is within five years, a portion of the notes is no longer eligible to be included in regulatory capital, with an additional portion being excluded each year over the five year period approaching maturity. The Pinnacle Financial Subordinated Notes totaling $300.0 million in the table above will become subject to this regulatory capital limitation beginning in September 2024.

Capital Resources. At December 31, 2023 and 2022, our shareholders' equity amounted to $6.0 billion and $5.5 billion, respectively. Shareholders' equity was impacted in both 2022 and 2023 by the interest rate environment and its impact to accumulated other comprehensive income in each period. At December 31, 2023 and 2022, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 19. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-K for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At December 31, 2023, we had approximately $197.1 million of cash at the parent company that could be used to support our bank.

Our and our bank subsidiary's capital ratios as of December 31, 2023 and 2022 are presented in the following table:

	December 31,
	2023	2022
Total capital to risk weighted assets:
Pinnacle Financial	12.7%	12.4%
Pinnacle Bank	12.0%	11.6%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	10.8%	10.5%
Pinnacle Bank	11.1%	10.9%
Common equity Tier 1 capital:
Pinnacle Financial	10.3%	10.0%
Pinnacle Bank	11.1%	10.9%
Tier 1 capital to average assets (*):
Pinnacle Financial	9.4%	9.7%
Pinnacle Bank	9.7%	10.1%
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

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, we and our bank subsidiary have each elected the option to delay the estimated impact on regulatory capital of Pinnacle Financial's and Pinnacle Bank's adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly changes in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”), was delayed until December 31, 2021. As of January 1, 2022, the cumulative amount of the transition adjustments became fixed and is being phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in 2022, 50% recognized in 2023 and 25% recognized in 2024. Beginning on January 1, 2025, the temporary regulatory capital benefits will be fully reversed.

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

Share Repurchase Program. On January 17, 2023, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, pursuant to which we have acquired no shares of our common stock. The authorization for this program will remain in effect through March 31, 2024. On January 16, 2024, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock to commence upon expiration of our existing share repurchase program that is set to expire on March 31, 2024. This authorization is to remain in effect through March 31, 2025.

Dividends. Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of its retained net profits for that year plus the retained net profits for the preceding two years. During the year ended December 31, 2023, Pinnacle Bank paid dividends of $106.2 million to us which was within the limits allowed by the TDFI.

During the year ended December 31, 2023, we paid $68.7 million in dividends to common shareholders. On January 16, 2024 our board of directors declared a $0.22 quarterly cash dividend to common shareholders (approximately $17.3 million in aggregate) that was paid on February 23, 2024 to common shareholders of record as of the close of business on February 2, 2024.

During the year ended December 31, 2023, we paid $15.2 million of dividends on our Series B Preferred Stock. On January 16, 2024 our board of directors declared a $16.88 quarterly cash dividend (approximately $3.8 million in aggregate) that will be paid on March 1, 2024 to preferred shareholders of record as of the close of business on February 15, 2024. This dividend equates to $0.422 per share on our depositary shares.

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

	Estimated % Change in Net Interest Income Over 12 Months
	December 31, 2023	December 31, 2022
Instantaneous Rate Change
300 bps increase	2.9%	5.5%
200 bps increase	2.4%	4.0%
100 bps increase	1.4%	2.0%
100 bps decrease	(1.4)%	(1.3)%
200 bps decrease	(1.9)%	(2.5)%
300 bps decrease	(2.5)%	(7.7)%

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

At December 31, 2023, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At December 31, 2023, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

	December 31, 2023	December 31, 2022
Instantaneous Rate Change
300 bps increase	(20.7)%	(20.6)%
200 bps increase	(14.4)%	(14.2)%
100 bps increase	(7.5)%	(7.3)%
100 bps decrease	6.5%	5.6%
200 bps decrease	2.2%	3.9%
300 bps decrease	1.3%	2.3%

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

At December 31, 2023, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods. At present, ALCO has determined that its "most likely" rate scenario assumes four 25 basis point decreases in the Federal Funds Rate during 2024 with the first decrease occurring in the second quarter of 2024. Our "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At December 31, 2023, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB Cincinnati and, pursuant to a borrowing agreement with the FHLB Cincinnati, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB Cincinnati as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB Cincinnati to increase or decrease our borrowing capacity at the FHLB Cincinnati. At December 31, 2023, we believe we had an estimated $2.8 billion in additional borrowing capacity with the FHLB Cincinnati; however, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB Cincinnati.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $105.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than one month. There were no outstanding borrowings under these agreements at December 31, 2023, or during the year then ended, although we test the availability of these accommodations periodically. Pinnacle Bank also had approximately $6.8 billion in available Federal Reserve discount window lines of credit and the Federal Reserve's new Bank Term Funding Program (BTFP) lines of credit at December 31, 2023. The BTFP is a new facility established in response to liquidity concerns within the banking industry following the failures of multiple high-profile financial institutions in the first half of 2023. The BTFP was designed to provide available additional funding to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. On January 24, 2024, the Federal Reserve announced that the BTFP will cease making new loans on March 11, 2024. We have no borrowings outstanding under the BTFP.

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

At December 31, 2023, we had no individually significant commitments for capital expenditures. But, we believe the number of our locations, including non-branch locations, will increase over an extended period of time across our footprint, including the markets to which we have recently expanded, and that certain of our locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. If we were to breach the terms of one of the leases entered into in the sale-leaseback transaction and the counterparty terminated the lease in accordance with its terms, we may be forced to expend significant amounts of capital expenditures to lease, procure and build or renovate a suitable replacement branch. Additionally, we expect we will continue to incur costs associated with planned technology improvements to enhance the infrastructure of our firm.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds).

We have certain contractual obligations as of December 31, 2023, which by their terms have a contractual maturity and termination dates subsequent to December 31, 2023. Each of these commitments is noted throughout Item 7. Management's Discussion and Analysis. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months and that we will have adequate liquidity to meet our obligations over a longer-term as well.

Off-Balance Sheet Arrangements. At December 31, 2023, we had outstanding standby letters of credit of $325.1 million and unfunded loan commitments outstanding of $15.0 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At December 31, 2023, we had accrued $17.5 million related to expected credit losses associated with off-balance sheet commitments.

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

Our board of directors and members of senior management have identified major categories of risk: capital risk, liquidity risk, credit risk, market risk, strategic risk, reputational risk, cybersecurity risk, information technology risk, climate sustainability risk, BSA/AML/OFAC risk, compliance risk, asset liability management risk, HR employment practices risk and non-bank activities risk.

Role of Management

The Chief Risk Officer reports directly to the Board's Risk Committee and administratively to the Chief Executive Officer, providing overall vision, direction and leadership regarding the enterprise risk management framework. During 2023, the framework included an Enterprise Wide Risk Management Committee, chaired by the Chief Risk Officer, and various management-level risk committees that focus on specific areas of risk management. The Enterprise Wide Risk Management Committee, which is a management committee consisting of key employees of the Company, including the Company’s Chief Risk Officer, Chief Executive Officer, Chief Financial Officer, CSO, Chief Credit Officer, Deputy Chief Credit Officer, Treasurer and Chief Compliance Officer as well as other nonvoting members including the Company's Chief Audit Executive. The non-voting members of the Committee include other key leaders responsible for critical operation and support functions, and provide management oversight of our enterprise-wide risk management program. Additional management-level risk committees are responsible for effective risk measurement, management and reporting of their respective risk categories. The Chief Risk Officer is an active member of each of the management-level risk committees.

Risk appetite is an integral element of our business and capital planning processes through our Risk Committee and Enterprise Wide Risk Management Committee. We use our risk appetite processes to promote appropriate alignment of risk, capital and performance tactics, while also considering risk capacity and appetite constraints from both financial and non-financial risks. Our Risk Committee, in collaboration with our Enterprise Wide Risk Management Committee, approves our risk appetite on an annual basis, or more frequently, as needed to reflect changes in the risk environment, with the goal of ensuring that our risk appetite remains consistent with our strategic plans and business operations, regulatory environment and our shareholders' expectations. Reports relating to our risk appetite and strategic plans, and our ongoing monitoring thereof, are regularly presented to our various management-level risk oversight and planning committees and to the Risk Committee of our board of directors.

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

Various departments within Pinnacle Bank, working with our Chief Risk Officer, are responsible for developing policies and procedures to effectively monitor risks within their areas. Our compliance department is responsible for developing policies and procedures and monitoring our compliance with applicable laws and regulations. Our information technology department is responsible for maintaining a risk assessment of our information and cybersecurity risks and ensuring appropriate controls are in place to manage and control such risks, including designing appropriate testing plans to ensure the integrity of information and cybersecurity controls as discussed more fully in Item 1C. Cybersecurity in Part I, Item 1 elsewhere in this Form 10-K. Further, our internal audit function performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee.

Additionally, we have various management committees monitoring and implementing policies to effectively monitor risk. Our Climate Sustainability management committee established in 2022 monitors the risk of compliance with applicable climate sustainability regulations as well as the physical and transition risks of our company. The Corporate Social Responsibility management committee is responsible for managing and implementing policy regarding certain Human Capital Risk both from an associate perspective as well as a supplier perspective. Additionally, our Enterprise Wide Risk Management Committee regularly assesses our enterprise-wide risk profile and key and emerging risk issues.

During 2024, the Company intends to modify its current risk management framework in an effort to enhance overall risk oversight and foster more granular risk assessment discussions within Pinnacle. A new management committee led by the Chief Risk Officer and including the leadership of Pinnacle’s Risk Management group as well as several current members of the Enterprise-Wide Risk

Management team are expected to be added to the risk management framework of the Company. This committee is expected to meet each quarter and review materials detailing the Pinnacle Bank’s overall risk profile as well as identify the most critical and emerging risks then faced by Pinnacle. This information will then be considered by the broader Enterprise-Wide Risk Management team.

Subsequently, the Chief Risk Officer will share the independent risk assessment information with Pinnacle's Senior Leadership Team, which includes the Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief of Staff, Chief Audit Executive, Market Leaders, and the CSO. Ultimately, this information will be presented to the Risk Committee of the board of directors for their review. The materials presented to the Risk Committee will summarize Pinnacle’s risk profile as well as critical and emerging risks; detail all material instances where the Chief Risk Officer’s assessment of risk differs from that of Pinnacle’s senior management; and highlight instances where risks exceed the Board’s previously-established risk appetite tolerance levels.

Role of the Board of Directors

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

In addition, oversight of certain risk is allocated to other committees of the board of directors that meet regularly and report to our board of directors, including the Audit, Climate Sustainability and Human Resources and Compensation Committees.

Our board of directors has approved a risk appetite statement from management that seeks to balance the amount of risk we are willing to take as we seek to achieve our financial performance objectives, i.e. growth, soundness and returns. As such, our board of directors, principally acting through the Risk Committee, routinely monitors a host of risk metrics from both business and operational units, as well as by risk category, in an effort to appropriately balance the manner in which our performance aligns with our risk appetite. The Risk Committee and members of senior management, including the Chief Risk Officer, review assessments of our risk ratings within each of our key areas of risk on a regular basis. The Chief Risk Officer’s report to the Risk Committee includes the assessment and direction of risk within each key area, an assessment of critical factors that influence firm risks, emerging risks, as well as the status of risk actions management is taking to mitigate and control key risks. These reviews are done in an effort to ensure performance alignment with our risk appetite, and where appropriate, trigger adjustments to applicable business strategies and tactics where risks approach our risk tolerance limits.

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

Recently Adopted and Issued Accounting Pronouncements

See "Part II- Item 8. Financial Statements - Note 1. - Summary of Significant Accounting Policies" of this Report for further information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 50 through 81 and is incorporated herein by reference.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2023, the Company's internal control over financial reporting is effective based on the criteria set forth by COSO.

The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting. This report appears on page 87 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Nashville, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2024 expressed an unqualified opinion.

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

Allowance for Credit Losses on Loans – Model Development and Reasonable and Supportable Forecast

As described in Note 1 Summary of Significant Accounting Policies and Note 5 Loans and Allowance for Credit Losses to the consolidated financial statements, the Company’s consolidated allowance for credit losses on loans was $353.1 million as of December 31, 2023, and provision for credit losses on loans was $101 million for the year then ended. During 2023, the Company implemented an updated allowance for credit losses model in an effort to ensure that risk in its portfolio continues to be adequately captured given the uncertain state of the economy.

For commercial real estate, consumer real estate, construction and land development, and commercial and industrial loans, the Company primarily utilizes a probability of default and loss given default modeling approach. These models utilize historical correlations between default and loss experience, loan level attributes, and certain macroeconomic scenarios as determined through a statistical regression analysis. Commercial and industrial loans consider gross domestic product, the consumer credit index and the national unemployment rate, commercial construction loans and commercial real estate loans including nonowner occupied and owner occupied commercial real estate loans consider the national unemployment rate and the commercial property and commercial real estate price indices, construction and land development loans consider the commercial property, consumer credit and home price indices dependent upon their use as residential versus commercial, consumer real estate loans consider the home price index and household debt ratio and other consumer loans consider the national unemployment rate and the household financial obligations ratio. Management obtains quarterly macroeconomic scenarios from an independent third party and judgmentally selects the scenario that best estimates the expected losses for the applicable forecast period. Management forecasts losses over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period reverts to long term historical averages.

The development of forecasting models and the estimation of the reasonable and supportable forecast, including selection and application of the projected macroeconomic scenarios and adjustments made to projected probability of default and loss given default assumptions, involves subjective judgments and assumptions, and specialized skill and knowledge by management. As a result, we identified the auditing of the developed forecasting models and reasonable and supportable forecast as a critical audit matter due to the subjective auditor judgment and the involvement of specialists in our audit procedures.

The primary audit procedures we performed to address this critical audit matter included the following:

Tested the effectiveness of the Company’s controls over the development of forecasting models and estimating a reasonable and supportable forecast including:

•Evaluated relevance, reliability, and sensitivity of assumptions used in the forecast model.
•Evaluated reasonableness of the selection and application of the projected macroeconomic scenarios used in the reasonable and supportable forecast.
•Evaluated reasonableness of the model output and verified completeness and accuracy of inputs used in the model.
•Evaluated scope of model validation procedures and significance of related findings on the conceptual design of the model.

Performed substantive testing over management’s developed forecasting models and reasonable and supportable forecast including:

•Evaluated the relevance and reliability of the data and reasonableness of the assumptions used in the forecast model.
•Evaluated the reasonableness of the selection and application of the projected macroeconomic scenarios used in the reasonable and supportable forecast.
•Evaluated the reasonableness of the calculation output and tested the completeness and accuracy of inputs used in the model.
•Utilized the work of internal specialists to assist in evaluating appropriateness and mathematical accuracy of the forecast model development.

/s/ Crowe LLP

We have served as the Company's auditor since 2016.

Denver, Colorado
February 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Nashville, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited Pinnacle Financial Partners, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements") and our report dated February 26, 2024 expressed an unqualified opinion.

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
February 26, 2024

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(in thousands)
	December 31,
ASSETS	2023	2022
Cash and noninterest-bearing due from banks	$228,620	$268,649
Restricted cash	86,873	31,447
Interest-bearing due from banks	1,914,856	877,286
Cash and cash equivalents	2,230,349	1,177,382

Securities purchased under agreements to resell	558,009	513,276
Securities available-for-sale, at fair value	4,317,530	3,558,870
Securities held-to-maturity (fair value of $2.8 billion and $2.7 billion, net of allowance for credit losses of $1.7 million and $1.6 million at Dec. 31, 2023 and 2022, respectively)	3,006,357	3,079,050
Consumer loans held-for-sale	104,217	42,237
Commercial loans held-for-sale	9,280	21,093

Loans	32,676,091	29,041,605
Less allowance for credit losses	(353,055)	(300,665)
Loans, net	32,323,036	28,740,940

Premises and equipment, net	256,877	327,885
Equity method investment	445,223	443,185
Accrued interest receivable	217,491	161,182
Goodwill	1,846,973	1,846,973
Core deposits and other intangible assets	27,465	34,555
Other real estate owned	3,937	7,952
Other assets	2,613,139	2,015,441
Total assets	$47,959,883	$41,970,021

Deposits:
Non-interest-bearing	$7,906,502	$9,812,744
Interest-bearing	11,365,349	7,884,605
Savings and money market accounts	14,427,206	13,774,534
Time	4,840,753	3,489,355
Total deposits	38,539,810	34,961,238
Securities sold under agreements to repurchase	209,489	194,910
Federal Home Loan Bank advances	2,138,169	464,436
Subordinated debt and other borrowings	424,938	424,055
Accrued interest payable	66,967	19,478
Other liabilities	544,722	386,512
Total liabilities	41,924,095	36,450,629
Shareholders' equity:
Preferred stock, no par value; 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at Dec. 31, 2023 and 2022, respectively	217,126	217,126
Common stock, par value $1.00; 180.0 million shares authorized; 76.8 million and 76.5 million shares issued and outstanding at Dec. 31, 2023 and 2022, respectively	76,767	76,454
Additional paid-in capital	3,109,493	3,074,867
Retained earnings	2,784,927	2,341,706
Accumulated other comprehensive loss, net of taxes	(152,525)	(190,761)
Total shareholders' equity	6,035,788	5,519,392
Total liabilities and shareholders' equity	$47,959,883	$41,970,021

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share information)

	For the years ended December 31,
	2023	2022	2021
Interest income:
Loans, including fees	$1,950,365	$1,182,492	$924,043
Securities:
Taxable	140,308	67,063	34,769
Tax-exempt	97,625	81,522	64,848
Federal funds sold and other	165,070	42,858	7,554
Total interest income	2,353,368	1,373,935	1,031,214

Interest expense:
Deposits	983,118	204,119	54,116
Securities sold under agreements to repurchase	3,744	794	239
Federal Home Loan Bank advances and other borrowings	104,388	39,729	44,458
Total interest expense	1,091,250	244,642	98,813
Net interest income	1,262,118	1,129,293	932,401
Provision for credit losses	93,596	67,925	16,126
Net interest income after provision for credit losses	1,168,522	1,061,368	916,275

Noninterest income:
Service charges on deposit accounts	49,223	44,675	41,311
Investment services	52,432	46,441	37,917
Insurance sales commissions	13,670	12,186	10,516
Gains on mortgage loans sold, net	6,511	7,268	32,424
Investment gains (losses) on sales, net	(19,674)	156	759
Trust fees	26,683	23,511	20,724
Income from equity method investment	85,402	145,466	122,274
Gain on sale of fixed assets	86,048	457	15
Other noninterest income	132,958	135,964	129,794
Total noninterest income	433,253	416,124	395,734

Noninterest expense:
Salaries and employee benefits	531,828	510,175	436,006
Equipment and occupancy	138,980	109,672	95,250
Other real estate (benefit) expense, net	315	280	(712)
Marketing and other business development	23,914	21,073	12,888
Postage and supplies	11,143	10,168	8,195
Amortization of intangibles	7,090	7,810	8,518
Other noninterest expense	174,499	120,821	99,959
Total noninterest expense	887,769	779,999	660,104
Income before income taxes	714,006	697,493	651,905
Income tax expense	151,854	136,751	124,582
Net income	$562,152	$560,742	$527,323
Preferred stock dividends	15,192	15,192	15,192
Net income available to common shareholders	$546,960	$545,550	$512,131

Per share information:
Basic net income per common share	$7.20	$7.20	$6.79
Diluted net income per common share	$7.14	$7.17	$6.75
Weighted average common shares outstanding:
Basic	76,016,370	75,735,404	75,468,339
Diluted	76,647,543	76,133,865	75,927,147

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income:	$562,152	$560,742	$527,323
Other comprehensive income (loss), net of tax:
Changes in fair value on available-for-sale securities, net of tax	48,038	(283,382)	(32,509)
Changes in fair value of cash flow hedges, net of tax	(7,414)	1,002	(18,373)
Accretion of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	(7,454)	(5,477)	(7,575)
Net gain on cash flow hedges reclassified from other comprehensive income into net income, net of tax	(9,689)	(9,975)	(9,645)
Net loss (gain) on sale of investment securities reclassified from other comprehensive income into net income, net of tax	14,755	(115)	(561)
Total other comprehensive income (loss), net of tax	38,236	(297,947)	(68,663)
Total comprehensive income	$600,388	$262,795	$458,660

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share information)
For the each of the years in the three-year period ended December 31, 2023

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Amount	Shares	Amount
December 31, 2020	$217,126	75,850	$75,850	$3,028,063	$1,407,723	$175,849	$4,904,611
Exercise of employee common stock options and related tax benefits	—	45	45	956	—	—	1,001
Preferred dividends paid ($67.52 per share)	—	—	—	—	(15,192)	—	(15,192)
Common dividends paid ($0.72 per share)	—	—	—	—	(55,504)	—	(55,504)
Issuance of restricted common shares, net of forfeitures	—	213	213	(213)	—	—	—
Restricted shares withheld for taxes & related tax benefit	—	(53)	(53)	(4,078)	—	—	(4,131)
Issuance of common stock pursuant to restricted stock unit and performance stock unit agreements, net of shares withheld for taxes and related tax benefits	—	88	88	(3,878)	—	—	(3,790)
Compensation expense for restricted shares and performance stock units	—	—	—	24,952	—	—	24,952
Net income	—	—	—	—	527,323	—	527,323
Other comprehensive loss	—	—	—	—	—	(68,663)	(68,663)
December 31, 2021	$217,126	76,143	$76,143	$3,045,802	$1,864,350	$107,186	$5,310,607
Exercise of employee common stock options and related tax benefits	—	16	16	312	—	—	328
Preferred dividends paid ($67.52 per share)	—	—	—	—	(15,192)	—	(15,192)
Common dividends paid ($0.88 per share)	—	—	—	—	(68,194)	—	(68,194)
Issuance of restricted common shares, net of forfeitures	—	250	250	(250)	—	—	—
Restricted shares withheld for taxes & related tax benefit	—	(51)	(51)	(4,991)	—	—	(5,042)
Issuance of common stock pursuant to restricted stock unit and performance stock unit agreements, net of shares withheld for taxes and related tax benefits	—	96	96	(5,558)	—	—	(5,462)
Compensation expense for restricted shares, restricted stock units and performance stock units	—	—	—	39,552	—	—	39,552
Net income	—	—	—	—	560,742	—	560,742
Other comprehensive loss	—	—	—	—	—	(297,947)	(297,947)
December 31, 2022	$217,126	76,454	$76,454	$3,074,867	$2,341,706	$(190,761)	$5,519,392
Cumulative change due to accounting pronouncement (1)	—	—	—	—	(35,002)	—	(35,002)
Exercise of employee common stock options and related tax benefits	—	40	40	931	—	—	971
Preferred dividends paid ($67.52 per share)	—	—	—	—	(15,192)	—	(15,192)
Common dividends paid ($0.88 per share)	—	—	—	—	(68,737)	—	(68,737)
Issuance of restricted common shares, net of forfeitures	—	235	235	(235)	—	—	—
Restricted shares withheld for taxes & related tax benefit	—	(59)	(59)	(4,127)	—	—	(4,186)
Issuance of common stock pursuant to restricted stock unit and performance stock unit agreements, net of shares withheld for taxes and related tax benefits	—	97	97	(3,822)	—	—	(3,725)
Compensation expense for restricted shares, restricted stock units and performance stock units	—	—	—	41,879	—	—	41,879
Net income	—	—	—	—	562,152	—	562,152
Other comprehensive income	—	—	—	—	—	38,236	38,236
December 31, 2023	$217,126	76,767	$76,767	$3,109,493	$2,784,927	$(152,525)	$6,035,788
(1) Represents the impact of Banker's Healthcare Group's adoption of ASU 2016-13. See Note 2. Equity Method Investment.

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the years ended December 31,
	2023	2022	2021
Operating activities:
Net income	$562,152	$560,742	$527,323
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	58,792	65,838	59,066
Depreciation, amortization and accretion	78,698	62,298	53,256
Provision for credit losses	93,596	67,925	16,126
Gains on mortgage loans sold, net	(6,511)	(7,268)	(32,424)
Investment losses (gains) on sales, net	19,674	(156)	(759)
Gain on other equity investments, net	(8,732)	(10,605)	(23,109)
Stock-based compensation expense	41,879	39,552	24,952
Deferred tax expense (benefit)	72,368	19,740	(12,232)
Losses (gains) on disposition of other real estate and other investments	13	(179)	(1,168)
Gain on sale of fixed assets	(86,048)	(457)	(15)
Gain on remeasurement of previously held noncontrolling interest	—	(5,500)	—
Income from equity method investment	(85,402)	(145,466)	(122,274)
Dividends received from equity method investment	36,694	63,114	69,996
Excess tax benefit from stock compensation	(208)	(3,027)	(2,475)
Gains on commercial loans sold, net	(643)	(2,275)	(4,143)
Commercial loans held for sale originated	(368,588)	(498,312)	(564,647)
Commercial loans held for sale sold	381,045	497,180	582,305
Consumer loans held for sale originated	(1,754,147)	(1,578,168)	(2,037,897)
Consumer loans held for sale sold	1,698,679	1,589,005	2,112,336
Decrease (increase) in other assets	(262,851)	(82,436)	73,542
Increase (decrease) in other liabilities	7,944	(26,620)	(60,315)
Net cash provided by operating activities	478,404	604,925	657,444
Investing activities:
Activities in securities available-for-sale:
Purchases	(1,114,808)	(699,293)	(2,107,794)
Sales	312,574	29,501	37,457
Maturities, prepayments and calls	139,251	417,348	617,054
Activities in securities held-to-maturity:
Purchases	—	(968,449)	(186,260)
Maturities, prepayments and calls	43,639	74,770	40,442
Net decrease (increase) in securities purchased under agreements to resell	(44,733)	486,724	(1,000,000)
Increase in loans, net	(3,812,426)	(5,634,350)	(1,027,185)
Proceeds from sale of loans	117,216	—	—
Purchases of premises and equipment and software	(78,256)	(63,522)	(23,178)
Purchase of bank owned life insurance	(244,000)	(100,000)	—
Proceeds from bank owned life insurance settlement	3,992	1,951	1,656
Proceeds from sales of software, premises, and equipment	198,920	698	281
Acquisitions, net of cash acquired	—	(30,896)	—
Proceeds from sale of other real estate	6,018	994	6,090
Proceeds from (payments for) derivative instruments	—	(95,734)	99,710
Proceeds from sale (purchase) of Federal Home Loan Bank stock	(36,829)	(12,389)	12,602
Purchase of other intangible assets	—	(825)	—

(in thousands)	For the years ended December 31,
	2023	2022	2021
Increase in other investments	(92,997)	(90,967)	(83,830)
Net cash used in investing activities	(4,602,439)	(6,684,439)	(3,612,955)
Financing activities:
Net increase in deposits	3,578,604	3,661,396	3,599,084
Net increase in securities sold under agreements to repurchase	14,579	42,351	24,395
Federal Home Loan Bank: Advances	3,425,000	500,000	—
Federal Home Loan Bank: Repayments/maturities	(1,750,001)	(925,000)	(200,001)
Repayment of other borrowings	—	(29,547)	(250,000)
Principal payments of finance lease obligation	(311)	(281)	(261)
Issuance of common stock pursuant to restricted share award agreements, restricted stock unit agreements and performance stock unit agreements, net of shares withheld for taxes	(3,725)	(5,462)	(3,790)
Exercise of common stock options, net of shares surrendered for taxes	(3,215)	(4,714)	(3,130)
Common stock dividends paid	(68,737)	(68,194)	(55,504)
Preferred stock dividends paid	(15,192)	(15,192)	(15,192)
Net cash provided by financing activities	5,177,002	3,155,357	3,095,601
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,052,967	(2,924,157)	140,090
Cash, cash equivalents and restricted cash, beginning of year	1,177,382	4,101,539	3,961,449
Cash, cash equivalents and restricted cash, end of year	$2,230,349	$1,177,382	$4,101,539
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

On March 1, 2022, Pinnacle Bank acquired the remaining 80% outstanding membership interest of JB&B Capital, LLC (JB&B) for a cash price of $32.0 million. JB&B is a commercial equipment financing business headquartered in Knoxville, TN. Pinnacle Bank had previously acquired 20% of JB&B in 2017. Pinnacle Financial accounted for the acquisition of JB&B under the acquisition method in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. At the acquisition date, JB&B's net assets were initially recorded at a fair value of $12.9 million, consisting mainly of loans and leases receivable. JB&B's $29.5 million of indebtedness was also paid off in connection with consummation of the acquisition. The preexisting noncontrolling interest of JB&B held by Pinnacle Bank was remeasured at a fair value of $8.0 million on the acquisition date resulting in a gain on remeasurement of $5.5 million that was recorded in other noninterest income during the year ended December 31, 2022. The purchase price allocations for the acquisition of JB&B were finalized during the first quarter of 2023.

Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial and its direct and indirect wholly-owned subsidiaries. Certain statutory trust affiliates of Pinnacle Financial, as noted in Note 9, are included in these consolidated financial statements pursuant to the equity method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation.

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

Impairment — Long-lived assets, including purchased intangible assets subject to amortization, such as core deposit intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Pinnacle Financial had $27.5 million and $34.6 million of long-lived intangibles at December 31, 2023 and 2022, respectively.

Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. ASC 350, Intangibles - Goodwill and Other, provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity performs a qualitative assessment and determines it is necessary, or if a qualitative assessment is not performed, the entity is required to perform a one-step test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If, based on a qualitative assessment, an entity determines that the fair value of a reporting unit is more than its carrying amount, the one-step goodwill impairment test is not required.

Pinnacle Financial performed a qualitative assessment of goodwill as of December 31, 2023 by examining changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in the share price of Pinnacle Financial's common stock. The results of the qualitative assessment indicated that it was more likely than not that the estimated fair value of Pinnacle Financial's sole reporting unit exceeded its carrying value amount at December 31, 2023 and, therefore, no goodwill impairment was recorded.

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

	Goodwill	Core deposit and other intangible assets	Total
Balance at December 31, 2022	$1,846,973	$34,555	$1,881,528
Acquisitions and purchase of other intangible asset	—	—	—
Amortization	—	(7,090)	(7,090)
Balance at December 31, 2023	$1,846,973	$27,465	$1,874,438

The following table presents the gross carrying amount and accumulated amortization for the core deposit and other intangible assets (in thousands):

	December 31, 2023	December 31, 2022
Gross carrying amount	$117,211	$117,211
Accumulated amortization	(89,746)	(82,656)
Net book value	$27,465	$34,555

Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold, short-term discount notes and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2023 as follows (in thousands):

	For the years ended December 31,
	2023	2022	2021
Cash Payments:
Interest	$1,042,542	$236,463	$110,119
Income taxes paid	99,890	128,850	108,304
Noncash Transactions:
Loans charged-off to the allowance for credit losses	76,725	54,176	54,996
Loans foreclosed upon with repossessions transferred to other real estate	2,016	230	1,098
Loans foreclosed upon with repossessions transferred to other repossessed assets	561	—	—
Available-for-sale securities transferred to held-to-maturity portfolio	—	1,059,737	—
Proceeds receivable from restructure of bank owned life insurance policies	141,547	—	—
Right-of-use assets recognized in the period in exchange for lease obligations	205,776	42,413	17,642

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

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or in preparation of anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade, tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known.

Allowance for Credit Losses - Securities Held-to-Maturity — Expected credit losses on debt securities classified as held-to-maturity are measured on a collective basis by major security type. Pinnacle has a zero loss expectation for certain securities within the portfolio, including U.S. treasury securities in addition to U.S government agency securities and residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. The remainder of the portfolio consists substantially of municipal securities rated A or higher by the ratings agencies. The estimates of expected credit losses for the municipal securities and corporate notes and other securities are based on historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The credit models utilized rely on regression analyses to predict probability of default (PD) based on projected macroeconomic factors, including unemployment rates and gross domestic product (GDP), among others. A reasonable and supportable period of twenty-four months and reversion period of eight months is utilized to estimate credit losses on held-to-maturity municipal and corporate securities. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

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

Loans are reported at their outstanding principal balances, net of applicable purchase accounting and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method. At December 31, 2023 and 2022, net deferred loan fees of $4.8 million and $26.1 million, respectively, were included as a reduction to loans on the accompanying consolidated balance sheets.

As part of our routine credit monitoring process, commercial loans receive risk ratings by the assigned financial advisor and are subject to validation by our independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pinnacle Financial believes that its categories follow those outlined by the FDIC, Pinnacle Bank's primary federal regulator. At December 31, 2023, approximately 79.2% of Pinnacle Financial's loan portfolio was specifically assigned a risk rating. Certain consumer loans and commercial relationships that possess certain qualifying characteristics, including individually smaller balances, are generally not assigned an individual risk rating but are evaluated collectively for credit risk as a homogeneous pool of loans and individually as either accrual or nonaccrual based on the performance of the loan.

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

Allowance for Credit Losses - Loans — Pinnacle Financial estimates its allowance for credit losses in accordance with the Current Expected Credit Losses (CECL) methodology. Pinnacle Financial's management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off. During the second quarter of 2023, Pinnacle Financial implemented updated CECL models in an effort to ensure that risk in its portfolio at an individual loan level continues to be adequately captured given the uncertain state of the economy. The implementation of the new model had no material effect on the overall allowance for credit losses in the quarter of implementation.

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
•Consumer real estate mortgage loans - Consumer real estate mortgage loans consist primarily of loans secured by 1-4 family residential properties, including home equity lines of credit. Repayment is primarily dependent on the personal cash flow of the borrower.
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

For commercial real estate, consumer real estate, construction and land development, and commercial and industrial loans, Pinnacle Financial primarily utilizes a probability of default (PD) and loss given default (LGD) modeling approach. These models utilize historical correlations between default experience, loan level attributes and certain macroeconomic factors as determined through a statistical regression analysis. All loan segments modeled using this approach incorporate one or more macroeconomic drivers. Macroeconomic factors used in the model include the unadjusted and seasonally adjusted unemployment rate, gross domestic product, commercial property price index, consumer credit, commercial real estate price index, household debt ratio, household financial obligations ratio, and certain home price indices. Projections of these macroeconomic factors, obtained from an independent third party, are utilized to predict quarterly rates of default based on the statistical PD models. Adjustments are made to predicted default rates as considered necessary for each loan segment based on other quantitative and qualitative information not utilized as a direct input into the statistical models. The predicted quarterly default rates are then applied to the estimated future exposure at default (EAD), as determined based on contractual amortization terms and estimated prepayments. An estimated LGD, determined based on historical loss experience, is then applied to the quarterly defaulted balances for each loan segment to estimate future losses of the loan's amortized cost.

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. At December 31, 2023, a reasonable and supportable period of fifteen months was utilized for all loan segments, followed by a twelve month straight line reversion to long term averages.

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

The starting point for the estimate of the allowance for credit losses on loans is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. Pinnacle Financial uses a probability of default/loss given default model to determine the allowance for credit losses on loans. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses on loans because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses on loans is generally not recorded upon modification. Occasionally, a loan modification will be granted by providing principal forgiveness on certain loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses on loans. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses on loans.

In some cases, a loan restructuring will result in providing multiple types of modifications. Typically, one type of modification, such as a payment delay or term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness or an interest rate reduction, may be granted. Additionally, multiple types of modifications may be made on the same loan within the current reporting period. Such a combination is at least two of the following: a payment delay, term extension, principal forgiveness and interest rate reduction. Upon determination that a modified loan (or portion of the loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses on loans is adjusted by the same amount.

In assessing the adequacy of the allowance for credit losses on loans, Pinnacle Financial considers the results of Pinnacle Financial's ongoing independent loan review process. Pinnacle Financial undertakes this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in its overall evaluation of the risk characteristics of the entire loan portfolio. Its loan review process includes the judgment of management, independent internal loan reviewers and reviews that may have been conducted by third-party reviewers including regulatory examiners. Pinnacle Financial incorporates relevant loan review results in the allowance.

In accordance with CECL, losses are estimated over the remaining contractual terms of loans, adjusted for prepayments. The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation at the reporting date that a modification will be executed or such renewals, extensions or modifications are included in the original loan agreement and are not unconditionally cancellable by Pinnacle Financial.

Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums, deferred loan fees and costs and accrued interest receivable. Accrued interest receivable is presented separately on the balance sheets and as allowed under Accounting Standards Update (ASU) 2016-13 Financial Instruments - Credit Losses is excluded from the tabular loan disclosures in Note 5.

While policies and procedures used to estimate the allowance for credit losses on loans, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators, model validators and internal audit, they are necessarily approximate and imprecise. There are factors beyond Pinnacle Financial's control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses on loans and thus the resulting provision for credit losses.

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

Premises and Equipment and Leaseholds — Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful lives of the assets or the expected lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and thirty-five years.

Pinnacle Financial, or a subsidiary of Pinnacle Financial, is the lessee with respect to multiple office locations. At December 31, 2023, all such leases were being accounted for as operating leases within the accompanying consolidated financial statements, with the exception of one lease agreement classified as a finance lease. Pinnacle Financial recognizes right-of-use assets and lease liabilities reflecting the present value of future minimum lease payments under its lease agreements in accordance with Accounting Standards Update 2016-02, Leases.

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

Included in the accompanying consolidated balance sheet at December 31, 2023 and 2022 is $3.9 million and $8.0 million, respectively, of OREO with no related property-specific valuation allowances in either period. During the years ended December 31, 2023 and 2022, Pinnacle Financial had a net foreclosed real estate expense of $315,000 and $280,000, respectively, compared to net foreclosed real estate benefit of $712,000, during the year ended December 31, 2021.

Other Assets — Included in other assets as of December 31, 2023 and 2022, is approximately $10.8 million and $6.6 million, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial's primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to seven years. For the years ended December 31, 2023, 2022, and 2021, Pinnacle Financial's amortization expense was approximately $3.3 million, $2.8 million and $1.6 million, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Bank has outstanding borrowings, including the Federal Home Loan Bank of Cincinnati (FHLB). At December 31, 2023 and 2022, the cost of these investments was $117.0 million and $80.2 million, respectively. Pinnacle Financial determined that cost approximates the fair value of these investments. Additionally, Pinnacle Financial has recorded certain investments in other non-public entities and funds at fair value of $157.1 million and $131.0 million at December 31, 2023 and 2022, respectively. During 2023, 2022 and 2021, Pinnacle Financial recorded net gains of $3.1 million, $10.6 million and $23.1 million, respectively, on these investments due to changes in their fair value. Pinnacle Financial has an investment in twelve statutory business trusts valued at $4.0 million as of December 31, 2023. The statutory business trusts were established to issue preferred securities, the dividends for which are paid with interest payments Pinnacle Financial makes on subordinated debentures it issued to the statutory business trusts.

Pinnacle Bank is the owner and beneficiary of various life insurance policies on certain key executives and certain current and former directors and associates, including policies that were acquired in mergers. Collectively, these policies are reflected in other assets in the accompanying consolidated balance sheets at their respective cash surrender values. At December 31, 2023 and 2022, the aggregate cash surrender value of these policies was approximately $995.2 million and $881.9 million, respectively. Noninterest income related to these policies was $15.8 million, $21.0 million, and $18.9 million, during the years ended December 31, 2023, 2022 and 2021, respectively.

Also, as part of Pinnacle Bank's compliance with the Community Reinvestment Act (CRA), it has investments in low income housing entities totaling $260.5 million and $228.4 million, net, as of December 31, 2023 and 2022, respectively. Included in its CRA investments are investments of $162.1 million and $138.0 million at December 31, 2023 and 2022, respectively, net of amortization, that qualify for federal low income housing tax credits. The investments are accounted for under the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received. The amortization and benefits are recognized as a component of income tax expense in the consolidated statements of income. The investments are recorded using the cost method.

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

Pinnacle Financial enters into forward cash flow hedge relationships in the form of interest rate swap agreements to manage its future interest rate exposure. These derivative contracts have been designated as a hedge and, as such, changes in the fair value of the derivative instrument are recorded in other comprehensive income (loss). Pinnacle Financial also enters into fair value hedge relationships to mitigate the effect of changing interest rates on the fair values of securities and FHLB advances. The gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. Pinnacle Financial prepares written hedge documentation for all derivatives which are designated as hedges. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management's assertion that the hedge will be highly effective.

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

Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and state income tax returns, pursuant to each state's filing requirements. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. Pinnacle Financial has a Real Estate Investment Trust subsidiary that files a separate federal tax return, but its income is included in the consolidated group's return as required by the federal tax laws. Pinnacle Financial remains open to audit under the statute of limitations by the IRS and the states in which Pinnacle operates for the years ended December 31, 2020 through 2023.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Pinnacle Financial recognized $80,000 and $264,000 in interest and penalties related to income tax matters for the years ended December 31, 2023 and 2022. Pinnacle Financial recognized no interest and penalties for the year ended December 31, 2021.

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

As of December 31, 2023, there were no stock options outstanding to purchase common shares. For the years ended December 31, 2023, 2022 and 2021, respectively, 631,173, 398,461 and 458,808 of dilutive stock options, dilutive restricted shares and dilutive restricted share units, including those with performance-based vesting provisions, were included in the diluted earnings per common share calculation under the treasury stock method. For the years ended December 31, 2023, 2022 and 2021, there were a combined 484,871, 263,573 and 32,684 respectively, of restricted shares, restricted stock units and performance stock units excluded from the calculation because they were deemed to be antidilutive.

The following is a summary of the basic and diluted earnings per common share calculation for each of the years in the three-year period ended December 31, 2023 (dollars in thousands except earnings per share):

	December 31, 2023	December 31, 2022	December 31, 2021
Basic earnings per common share calculation:
Numerator - Net income available to common shareholders	$546,960	$545,550	$512,131

Denominator – Weighted average common shares outstanding	76,016,370	75,735,404	75,468,339
Basic net income per common share	$7.20	$7.20	$6.79

Diluted earnings per common share calculation:
Numerator - Net income available to common shareholders	$546,960	$545,550	$512,131

Denominator – Weighted average common shares outstanding	76,016,370	75,735,404	75,468,339
Dilutive shares contingently issuable	631,173	398,461	458,808
Weighted average diluted common shares outstanding	76,647,543	76,133,865	75,927,147
Diluted net income per common share	$7.14	$7.17	$6.75

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

Comprehensive Income (Loss) — Comprehensive income (loss) consists of the total of all components of comprehensive income (loss) including net income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but excluded from net income (loss). As of December 31, 2023, 2022 and 2021, Pinnacle Financial's other comprehensive income (loss) consists primarily of unrealized gains and losses on securities available-for-sale, net of deferred tax expense (benefit) and unrealized gains (losses) on derivative hedging relationships.

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

Recently Adopted Accounting Pronouncements — In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was initially effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. Pinnacle Financial has moved the majority of its LIBOR-based loans to its preferred replacement index, a Secured Overnight Financing Rate (SOFR) based index as of December 31, 2023. For Pinnacle Financial's currently outstanding LIBOR-based loans, the timing and manner in which each customer's interest rate transitions to a replacement index will vary on a case-by-case basis and should occur at the next repricing or renewal date for these loans.

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

In March 2022, the FASB issued Accounting Standards Update 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which removes the accounting guidance for troubled debt restructurings and requires entities to evaluate whether a modification provided to a borrower results in a new loan or continuation of an existing loan. The amendments enhance existing disclosures and require new disclosures for receivables when there has been a modification in contractual cash flows due to a borrower experiencing financial difficulties. Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage disclosures. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Pinnacle Financial adopted ASU 2022-02 on January 1, 2023 and incorporated the required disclosures into Note 5. Loans and Allowance for Credit Losses.

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends the guidance for income tax disclosures to include certain required disclosures related to tax rate reconciliations, including certain categories of expense requiring disclosure, income taxes paid, including disclosure of taxes paid disaggregated by nation, state, and foreign taxes, and other disclosures for disaggregation of income before income tax expense (or benefit) and income tax expense (or benefit) by domestic and foreign allocation. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. Early adoption is permitted. An entity should apply ASU 2023-09 on a prospective basis once adopted with retrospective application permitted. Pinnacle Financial is assessing ASU 2023-09 and its potential impact on its accounting and disclosures.

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

Subsequent Events — ASC Topic 855,  Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after December 31, 2023 through the date of the issued financial statements.

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

In accordance with Regulation S-X 3-09, the audited consolidated balance sheets of BHG as of September 30, 2023 and 2022, and the related consolidated statements of income, comprehensive income, members’ equity, and cash flows for each of the three years in the period ended September 30, 2023 are filed herewith as Exhibit 99.1 as a result of the fact that Pinnacle Bank’s share of BHG’s pre-tax net income for the year ended December 31, 2022 exceeded 20% of Pinnacle Financial’s consolidated pre-tax net income for the same period. Pinnacle Bank's share of BHG's pre-tax net income for the year ended December 31, 2023 did not exceed 20% of Pinnacle Financial's consolidated pre-tax net income for the same period. BHG has a fiscal year-end of September 30th.

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

At December 31, 2023, Pinnacle Financial has recorded technology, trade name and customer relationship intangibles, net of related amortization, of $6.0 million compared to $6.3 million as of December 31, 2022. Amortization expense of $349,000 was included in Pinnacle Financial's results for the year ended December 31, 2023 compared to $512,000 for 2022 and $752,000 for 2021. Accretion income of $225,000 was included in Pinnacle Financial's results for the year ended December 31, 2023, while $718,000 of accretion income was recorded in 2022 and $1.5 million was recorded in 2021. Additionally, at December 31, 2023, Pinnacle Financial had recorded accretable discounts associated with certain liabilities of BHG of $200,000 compared to $500,000 as of December 31, 2022.

During the year ended December 31, 2023, Pinnacle Bank received dividends from BHG of $36.7 million, compared to $63.1 million and $70.0 million received by Pinnacle Bank and Pinnacle Financial in the aggregate during the years ended December 31, 2022 and 2021, respectively. Pinnacle Financial's and Pinnacle Bank's share of earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated.

Pinnacle Bank has a participating interest in a $675.0 million revolving line of credit for the benefit of BHG in the amount of $150.0 million. At December 31, 2023, there was $69.4 million of outstanding balance on the line related to Pinnacle Bank's interest in the line. The line accrues interest at SOFR plus 200 basis points and is secured by all assets of BHG. The credit agreement contains covenants requiring BHG to maintain certain financial ratios and satisfy certain other affirmative and negative covenants. At December 31, 2023, neither BHG nor the originating bank had represented to Pinnacle Bank that BHG was not in compliance, in all material respects, with these covenants.

BHG partners with third party lenders, including Pinnacle Bank, to facilitate loan originations as part of BHG’s alternative financing portfolio, whereby BHG acts as the marketing firm and refers loans to the third party lenders for funding. The third party lenders receive a fee for each loan funded and subsequently sold to BHG. These loans are ultimately sold through BHG's network of clients, which includes Pinnacle Bank. During the years ended December 31, 2023, 2022 and 2021, respectively, BHG purchased $1.4 billion, $1.0 billion and $646.6 million of loans originated by Pinnacle Bank, respectively. During the year ended December 31, 2023, Pinnacle Bank purchased no loans from BHG. During the years ended December 31, 2022 and 2021, Pinnacle Bank purchased $125.6 million and $276.7 million, respectively, of loans from BHG at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.50% and 6.00% per annum. At December 31, 2023 and 2022, there were $263.0 million and $350.6 million, respectively, of BHG joint venture program loans held by Pinnacle Bank.

BHG adopted ASU 2016-13 on October 1, 2023, which introduced the CECL methodology for estimating all expected losses over the life of the financial asset. Upon adoption of ASU 2016-13, BHG's balance for the allowance for credit losses was increased by $95.2 million through retained earnings. Pinnacle Bank recorded its proportionate share of the impact of BHG's CECL adoption by recording a $35.0 million entry to retained earnings, net of deferred taxes, with corresponding entries to the equity method investment in BHG and deferred taxes. Prior to October 1, 2023, BHG recorded its allowance for loan losses under the incurred loss method.

The following summary of BHG's financial position and results of operations as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 are presented as unaudited due to BHG's fiscal year end being September 30 (in thousands):

Banker's Healthcare Group	December 31, 2023	December 31, 2022
Assets	$4,304,835	$4,375,643

Liabilities	$3,749,821	$3,821,725
Equity interests	555,014	553,918
Total liabilities and equity	$4,304,835	$4,375,643

	For the year ended December 31,
	2023	2022	2021
Revenues	$1,175,756	$1,110,230	$735,506
Net income, pre-tax	$181,326	$295,186	$241,051

Note 3.  Restricted Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2023 and 2022, the average daily balance maintained at the Federal Reserve was approximately $2.6 billion and $1.8 billion, respectively.

Restricted cash included on Pinnacle Financial's consolidated balance sheets was $86.9 million and $31.4 million at December 31, 2023 and 2022, respectively. This restricted cash is maintained at banks as collateral primarily for our derivative portfolio.

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

Note 4.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2023 and 2022 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Securities available-for-sale:
U.S Treasury securities	$907,990	$2	$14,580	$893,412
U.S. Government agency securities	284,607	—	21,877	262,730
Mortgage-backed securities	1,071,963	444	125,017	947,390
State and municipal securities	1,604,874	26,129	45,108	1,585,895
Asset-backed securities	201,577	338	10,280	191,635
Corporate notes and other	477,761	69	41,362	436,468
	$4,548,772	$26,982	$258,224	$4,317,530
Securities held-to-maturity:
U.S Treasury securities	$90,309	$—	$3,840	$86,469
U.S. Government agency securities	364,769	—	19,187	345,582
Mortgage-backed securities	382,100	637	34,900	347,837
State and municipal securities	1,886,459	6,079	159,027	1,733,511
Asset-backed securities	198,418	—	14,228	184,190
Corporate notes and other	86,009	—	8,414	77,595
	$3,008,064	$6,716	$239,596	$2,775,184
Allowance for credit losses - securities held-to-maturity	(1,707)
Securities held-to-maturity, net of allowance for credit losses	$3,006,357

December 31, 2022
Securities available-for-sale:
U.S Treasury securities	$196,151	$—	$1,967	$194,184
U.S. Government agency securities	432,475	—	36,318	396,157
Mortgage-backed securities	1,114,948	211	143,583	971,576
State and municipal securities	1,478,310	12,553	78,557	1,412,306
Asset-backed securities	134,386	—	16,983	117,403
Corporate notes and other	515,221	41	48,018	467,244
	$3,871,491	$12,805	$325,426	$3,558,870
Securities held-to-maturity:
U.S Treasury securities	$92,738	$—	$6,472	$86,266
U.S. Government agency securities	374,255	—	27,860	346,395
Mortgage-backed securities	413,119	52	41,593	371,578
State and municipal securities	1,927,778	2,216	233,564	1,696,430
Asset-backed securities	184,241	—	18,573	165,668
Corporate notes and other	88,527	—	9,918	78,609
	$3,080,658	$2,268	$337,980	$2,744,946
Allowance for credit losses - securities held-to-maturity	(1,608)
Securities held-to-maturity, net of allowance for credit losses	$3,079,050

During the years ended December 31, 2022, 2020 and 2018, Pinnacle Financial transferred, at fair value, $1.1 billion, $873.6 million and $179.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax losses of $1.5 million, net unrealized after tax gains of $69.0 million and net unrealized after tax losses of $2.2 million, respectively, remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of the transfer. At December 31, 2023, approximately $2.1 billion of Pinnacle Financial's investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase. At December 31, 2023, repurchase agreements comprised of secured borrowings totaled $209.5 million and were secured by $209.5 million of pledged U.S. government agency securities, mortgage-backed securities, municipal securities, asset backed securities and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities for the counterparty to remain adequately secured.

The amortized cost and fair value of debt securities as of December 31, 2023 by contractual maturity is shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$16,744	$18,747	$44,911	$43,530
Due in one year to five years	204,619	202,103	406,769	383,312
Due in five years to ten years	549,251	504,648	100,801	94,025
Due after ten years	2,504,618	2,453,007	1,875,065	1,722,290
Mortgage-backed securities	1,071,963	947,390	382,100	347,837
Asset-backed securities	201,577	191,635	198,418	184,190
	$4,548,772	$4,317,530	$3,008,064	$2,775,184

At December 31, 2023 and 2022, included in securities available-for-sale were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
U.S. Treasury securities	$693,621	$11,651	$192,500	$2,929	$886,121	$14,580
U.S. Government agency securities	14,989	11	247,648	21,866	262,637	21,877
Mortgage-backed securities	72,907	1,518	828,251	123,499	901,158	125,017
State and municipal securities	185,108	908	449,212	44,200	634,320	45,108
Asset-backed securities	42,207	254	122,469	10,026	164,676	10,280
Corporate notes and other	12,679	7	403,882	41,355	416,561	41,362
Total temporarily-impaired securities	$1,021,511	$14,349	$2,243,962	$243,875	$3,265,473	$258,224

December 31, 2022
U.S. Treasury securities	$192,188	$1,963	$1,997	$4	$194,185	$1,967
U.S. Government agency securities	46,062	2,224	350,094	34,094	396,156	36,318
Mortgage-backed securities	390,014	34,106	570,601	109,477	960,615	143,583
State and municipal securities	568,691	18,863	304,451	59,694	873,142	78,557
Asset-backed securities	513	5	116,442	16,978	116,955	16,983
Corporate notes and other	259,453	20,260	207,326	27,758	466,779	48,018
Total temporarily-impaired securities	$1,456,921	$77,421	$1,550,911	$248,005	$3,007,832	$325,426

The applicable date for determining when securities are in an unrealized loss position is December 31, 2023 and 2022. As such, it is possible that a security had a market value less than its amortized cost on other days during the twelve-month periods ended December 31, 2023 and 2022, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at December 31, 2023 and 2022, Pinnacle Financial had unrealized losses of $258.2 million and $325.4 million on $3.3 billion and $3.0 billion, respectively, of securities. The unrealized losses associated with $1.1 billion, $873.6 million and $179.8 million of securities transferred from the available-for-sale portfolio to the held-to-maturity portfolio during the years ended December 31, 2022, 2020 and 2018, respectively, represent unrealized losses since the date of purchase, independent of the impact associated with changes in the cost basis upon transfer between portfolios. As described in Note 1. Summary of Significant Accounting Policies, for any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial, as of December 31, 2023, did not intend to sell those securities that had an unrealized loss at December 31, 2023, and at December 31, 2023 it was not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at December 31, 2023 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at December 31, 2023. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type as described in Note 1. Summary of Significant Accounting Policies. Pinnacle Financial has a zero loss expectation for U.S. treasury securities in addition to U.S government agency securities and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. Credit losses on held-to-maturity state and municipal securities and corporate notes and other securities are estimated using probability of default and loss given default models driven primarily by macroeconomic factors over a reasonable and supportable period of twenty-four months with an eight month reversion to average loss factors. The allowance for credit losses on held-to-maturity securities totaled $1.7 million and $1.6 million, at December 31, 2023 and 2022, respectively.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At December 31, 2023, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or in preparation of anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, and to improve yields during the years ended December 31, 2023, 2022 and 2021, available-for-sale securities of approximately $312.6 million, $29.5 million and $37.5 million, respectively, were sold, resulting in gross realized gains of $321,000, $292,000 and $769,000, and gross realized losses of $20.0 million, $136,000 and $10,000, respectively.

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
•Consumer real estate mortgage loans - Consumer real estate mortgage loans consist primarily of loans secured by 1-4 family residential properties, including home equity lines of credit. Repayment is primarily dependent on the personal cash flow of the borrower.
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

Loans at December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Commercial real estate:
Owner-occupied	$4,044,896	$3,587,257
Non-owner occupied	7,535,494	6,542,619
Consumer real estate – mortgage	4,851,531	4,435,046
Construction and land development	4,041,081	3,679,498
Commercial and industrial	11,666,691	10,241,362
Consumer and other	536,398	555,823
Subtotal	$32,676,091	$29,041,605
Allowance for credit losses	(353,055)	(300,665)
Loans, net	$32,323,036	$28,740,940

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes lesser than those of the other defined risk categories further described below. Pinnacle Financial believes its categories follow those used by Pinnacle Bank's primary regulators. At December 31, 2023, approximately 79.2% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination or most recent renewal as of December 31, 2023 (in thousands):

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate- owner occupied
Pass	$785,834	$1,123,425	$871,389	$502,260	$267,595	$357,339	$56,680	$3,964,522
Special Mention	1,595	37,324	5,300	2,252	5,306	4,701	—	56,478
Substandard (1)	5,528	9,331	3,262	1,145	568	610	—	20,444
Substandard-nonaccrual	1,781	615	686	53	—	317	—	3,452
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$794,738	$1,170,695	$880,637	$505,710	$273,469	$362,967	$56,680	$4,044,896
Current period gross charge-offs	$—	—	—	—	—	—	—	$—
Commercial real estate- Non-owner occupied
Pass	$1,304,109	$2,682,275	$1,737,275	$713,979	$505,767	$370,420	$107,841	$7,421,666
Special Mention	—	30,229	—	6,745	216	5,335	—	42,525
Substandard (1)	25,723	2,969	—	—	1,195	73	—	29,960
Substandard-nonaccrual	—	153	40,180	—	—	489	521	41,343
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - Non-owner occupied	$1,329,832	$2,715,626	$1,777,455	$720,724	$507,178	$376,317	$108,362	$7,535,494
Current period gross charge-offs	$—	—	—	—	—	—	—	$—
Consumer real estate – mortgage
Pass	$573,120	$976,006	$1,056,720	$448,420	$207,790	$318,505	$1,253,091	$4,833,652
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	688	2,265	2,951	2,525	5,265	3,671	514	17,879
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$573,808	$978,271	$1,059,671	$450,945	$213,055	$322,176	$1,253,605	$4,851,531
Current period gross charge-offs	$—	(225)	(91)	(6)	(89)	(472)	—	$(883)
Construction and land development
Pass	$1,153,137	$1,930,062	$884,060	$12,102	$5,580	$6,369	$41,886	$4,033,196
Special Mention	2,728	—	—	4,467	—	—	—	7,195
Substandard (1)	—	—	—	—	—	82	—	82
Substandard-nonaccrual	—	608	—	—	—	—	—	608
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$1,155,865	$1,930,670	$884,060	$16,569	$5,580	$6,451	$41,886	$4,041,081
Current period gross charge-offs	$—	—	—	—	—	(3)	—	$(3)

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial and industrial
Pass	$3,778,326	$2,103,473	$1,127,096	$325,176	$215,158	$142,806	$3,753,575	$11,445,610
Special Mention	11,125	22,806	12,457	532	144	1,847	45,025	93,936
Substandard (1)	10,142	2,243	25,311	145	359	9,028	60,986	108,214
Substandard-nonaccrual	10,436	4,193	1,583	409	359	735	1,215	18,930
Doubtful-nonaccrual	—	—	—	1	—	—	—	1
Total Commercial and industrial	$3,810,029	$2,132,715	$1,166,447	$326,263	$216,020	$154,416	$3,860,801	$11,666,691
Current period gross charge-offs	$(3,428)	(24,114)	(13,857)	(3,309)	(111)	(455)	(15,268)	$(60,542)
Consumer and other
Pass	$136,809	$28,774	$66,126	$37,015	$541	$656	$266,402	$536,323
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	—	—	—	—	—	75	75
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$136,809	$28,774	$66,126	$37,015	$541	$656	$266,477	$536,398
Current period gross charge-offs	$(151)	(629)	(6,377)	(2,808)	(235)	(110)	(4,987)	$(15,297)
Total loans
Pass	$7,731,335	$8,844,015	$5,742,666	$2,038,952	$1,202,431	$1,196,095	$5,479,475	$32,234,969
Special Mention	15,448	90,359	17,757	13,996	5,666	11,883	45,025	200,134
Substandard (1)	41,393	14,543	28,573	1,290	2,122	9,793	60,986	158,700
Substandard-nonaccrual	12,905	7,834	45,400	2,987	5,624	5,212	2,325	82,287
Doubtful-nonaccrual	—	—	—	1	—	—	—	1
Total loans	$7,801,081	$8,956,751	$5,834,396	$2,057,226	$1,215,843	$1,222,983	$5,587,811	$32,676,091
Current period gross charge-offs	$(3,579)	$(24,968)	$(20,325)	$(6,123)	$(435)	$(1,040)	$(20,255)	$(76,725)
(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding loan modifications made to borrowers experiencing financial difficulty. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $127.4 million at December 31, 2023, compared to $53.8 million at December 31, 2022.

The table below presents the aging of past due balances by loan segment at December 31, 2023 and December 31, 2022 (in thousands):

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans
December 31, 2023
Commercial real estate:
Owner-occupied	$1,671	$507	$3,398	$5,576	$4,039,320	$4,044,896
Non-owner occupied	40,577	489	153	41,219	7,494,275	7,535,494
Consumer real estate – mortgage	21,585	1,352	10,824	33,761	4,817,770	4,851,531
Construction and land development	621	28	608	1,257	4,039,824	4,041,081
Commercial and industrial	14,197	28,221	16,890	59,308	11,607,383	11,666,691
Consumer and other	5,286	1,868	1,496	8,650	527,748	536,398
Total	$83,937	$32,465	$33,369	$149,771	$32,526,320	$32,676,091
December 31, 2022
Commercial real estate:
Owner-occupied	$2,112	$615	$1,139	$3,866	$3,583,391	$3,587,257
Non-owner occupied	359	48	1,681	2,088	6,540,531	6,542,619
Consumer real estate – mortgage	13,635	83	9,094	22,812	4,412,234	4,435,046
Construction and land development	221	102	130	453	3,679,045	3,679,498
Commercial and industrial	15,457	13,713	9,428	38,598	10,202,764	10,241,362
Consumer and other	4,056	1,688	746	6,490	549,333	555,823
Total	$35,840	$16,249	$22,218	$74,307	$28,967,298	$29,041,605

The following table details the changes in the allowance for credit losses on loans from December 31, 2020 to December 31, 2021 to December 31, 2022 to December 31, 2023 by loan classification and the allocation of allowance for credit losses (in thousands):

	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Allowance for Credit Losses:
Balance at December 31, 2020	$23,298	$79,132	$33,304	$42,408	$98,423	$8,485	$285,050
Charged-off loans	(1,420)	(786)	(632)	(367)	(46,213)	(5,578)	(54,996)
Recovery of previously charged-off loans	1,609	969	2,288	372	7,485	3,550	16,273
Provision for credit losses on loans	(3,869)	(20,811)	(2,856)	(12,984)	52,645	4,781	16,906
Balance at December 31, 2021	$19,618	$58,504	$32,104	$29,429	$112,340	$11,238	$263,233
Charged-off loans	(1,413)	(185)	(651)	(150)	(39,020)	(12,757)	(54,176)
Recovery of previously charged-off loans	2,082	187	1,512	471	15,687	7,690	27,629
Provision for credit losses on loans	6,330	(18,027)	3,571	6,364	55,346	10,395	63,979
Balance at December 31, 2022	$26,617	$40,479	$36,536	$36,114	$144,353	$16,566	$300,665
Charged-off loans	—	—	(883)	(3)	(60,542)	(15,297)	(76,725)
Recovery of previously charged-off loans	76	1,632	2,114	338	15,556	8,403	28,119
Provision for credit losses on loans	1,997	15,576	33,587	2,693	48,845	(1,702)	100,996
Balance at December 31, 2023	$28,690	$57,687	$71,354	$39,142	$148,212	$7,970	$353,055

The adequacy of the allowance for credit losses on loans is reviewed by Pinnacle Financial's management on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses on loans maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. During the second quarter of 2023, Pinnacle Financial implemented updated CECL models in an effort to ensure that risk in its portfolio continues to be adequately captured given the uncertain state of the economy.

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

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. A reasonable and supportable period of 15 months was utilized for all loan segments at December 31, 2023 as compared to 24 months at December 31, 2022, followed by, in each case, a 12 month straight line reversion to long term averages at each measurement date.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, as of December 31, 2023 and December 31, 2022 (in thousands):

	Real Estate	Business Assets	Other	Total
December 31, 2023
Commercial real estate:
Owner-occupied	$22,284	$—	$—	$22,284
Non-owner occupied	69,577	—	—	69,577
Consumer real estate – mortgage	20,389	—	—	20,389
Construction and land development	668	—	—	668
Commercial and industrial	—	31,625	552	32,177
Consumer and other	—	—	—	—
Total	$112,918	$31,625	$552	$145,095
December 31, 2022
Commercial real estate:
Owner-occupied	$10,804	$—	$—	$10,804
Non-owner occupied	4,795	—	—	4,795
Consumer real estate – mortgage	22,466	—	—	22,466
Construction and land development	299	—	—	299
Commercial and industrial	—	12,327	—	12,327
Consumer and other	—	—	2	2
Total	$38,364	$12,327	$2	$50,693

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

In some cases, a loan restructuring will result in providing multiple types of modifications. Typically, one type of modification, such as a payment delay or term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness or an interest rate reduction, may be granted. Additionally, multiple types of modifications may be made on the same loan within the current reporting period. Such a combination is at least two of the following: a payment delay, term extension, principal forgiveness and interest rate reduction. Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty at December 31, 2023, disaggregated by class of loans and type of modification granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty (in thousands):

	December 31, 2023
	Payment Delay		Term Extension		Combination¹
	Total	%	Total	%	Total	%	Total
Commercial real estate:
Owner-occupied	—	—%	5,528	0.14%	—	—%	5,528
Non-owner occupied	12,244	0.16%	—	—%	13,479	0.18%	25,723
Consumer real estate – mortgage	—	—%	—	—%	—	—%	—
Construction and land development	—	—%	—	—%	—	—%	—
Commercial and industrial	—	—%	3,226	0.03%	—	—%	3,226
Consumer and other	—	—%	—	—%	—	—%	—
	12,244		8,754		13,479		34,477
¹ The combination includes payment delay, term extension, and an interest rate reduction

December 31, 2023
Financial Effect
Payment Delay:
Non-owner occupied	Implemented interest-only payments until loan maturity
Term Extension:
Owner Occupied	Added a weighted average 0.46 years to the term of the modified loans
Commercial and industrial	Added a weighted average 0.25 years to the term of the modified loans
Combination:
Non-owner Occupied	Reduced weighted average contractual interest rate by 0.55%, added a weighted average 2 years to the term, and implemented an alternative payment schedule until loan maturity
Commercial and industrial loans totaling $3.2 million included in the table above were subsequently past due and had a payment default in the twelve months following modification. Pinnacle Financial charged off $357,000 of previously modified commercial and industrial loans during the year ended December 31, 2023.

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at December 31, 2023 and 2022. Also presented is the balance of loans on nonaccrual status at December 31, 2023 and 2022 for which there was no related allowance for credit losses recorded (in thousands):

	December 31, 2023			December 31, 2022
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner-occupied	$3,452	$122	$—	$1,882	$—	$—
Non-owner occupied	41,343	40,669	—	2,244	1,040	—
Consumer real estate – mortgage	17,879	—	781	17,330	—	—
Construction and land development	608	—	—	231	—	—
Commercial and industrial	18,931	519	3,802	16,345	8,003	3,663
Consumer and other	75	—	1,421	84	—	743
Total	$82,288	$41,310	$6,004	$38,116	$9,043	$4,406

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income through cash payments received on nonaccrual loans during the years ended December 31, 2023, 2022, and 2021. Had these nonaccruing loans been on accruing status, interest income would have been higher by $4.5 million, $1.6 million and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Approximately $7.9 million and $6.4 million of nonaccrual loans as of December 31, 2023 and 2022, respectively, were performing pursuant to their contractual terms at those dates.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial had a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2023 with the comparative exposures for December 31, 2022 (in thousands):

	At December 31, 2023
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2022
Lessors of nonresidential buildings	$4,674,176	$1,242,159	$5,916,335	$7,058,045
Lessors of residential buildings	2,028,622	1,150,419	3,179,041	3,725,186
New housing for-sale builders	577,090	819,563	1,396,653	1,763,089
Music publishers	787,407	432,374	1,219,781	1,127,636
Total	$8,067,295	$3,644,515	$11,711,810	$13,673,956

Among other data, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as a part of its concentration management process. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank's total risk-based capital. At December 31, 2023 and 2022, Pinnacle Bank's construction and land development loans as a percentage of total risk-based capital were 84.2% and 85.9%, respectively. Non owner-occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 259.0% and 249.6% as of December 31, 2023 and 2022, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non owner-occupied commercial real estate and multifamily ratio of less than 300% of total risk-based capital. When a bank's ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Pinnacle Bank was within the 100% and 300% guidelines as of December 31, 2023 and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds.

At December 31, 2023, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $37.7 million to current directors, executive officers, and their related interests, of which $34.7 million had been drawn upon. At December 31, 2022, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $20.9 million to directors, executive officers, and their related interests, of which approximately $16.0 million had been drawn upon. All loans to directors, executive officers, and their related interests were performing in accordance with contractual terms at December 31, 2023 and 2022.

Loans Held for Sale

At December 31, 2023, Pinnacle Financial had approximately $9.3 million in commercial loans held for sale compared to $21.1 million at December 31, 2022. These include commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers. Also included are commercial loans originated for sale to BHG as part of BHG's alternative financing portfolio as more fully described in Note 2. Equity Method Investment.

At December 31, 2023, Pinnacle Financial had approximately $20.2 million of mortgage loans held-for-sale compared to approximately $12.9 million at December 31, 2022. Total mortgage loan volumes sold during the year ended December 31, 2023 were approximately $653.9 million compared to approximately $826.2 million and $1.6 billion for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2023, Pinnacle Financial recognized $6.5 million in gains on the sale of these loans, net of commissions paid, compared to $7.3 million and $32.4 million, respectively, during the years ended December 31, 2022 and 2021. These mortgage loans held-for-sale are originated internally and are primarily to borrowers in Pinnacle Bank's geographic markets. These sales are typically on a mandatory basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines.

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

Note 6.  Premises and Equipment and Lease Commitments

Premises and equipment at December 31, 2023 and 2022 are summarized as follows (in thousands):

	Range of Useful Lives			2023	2022
Land	Not applicable			$36,528	$71,741
Buildings	15 years	-	30 years	103,919	206,434
Leasehold improvements	14 years	-	35 years	74,606	62,209
Furniture and equipment	3 years	-	20 years	183,919	144,979
				398,972	485,363
Less: accumulated depreciation and amortization				142,095	157,478
				$256,877	$327,885

Depreciation and amortization expense was approximately $30.2 million, $25.9 million, and $22.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

During the year ended December 31, 2023, Pinnacle Bank consummated a sale-leaseback transaction pursuant to which it sold a combined 49 properties to two unaffiliated entities, PNB TN Portfolio Owner LLC and PNB Portfolio Owner, LLC (each, a "Purchaser" and collectively, the "Purchasers"), each of whom is an affiliate of Oak Street Real Estate Capital, for an aggregate cash purchase price of $198.2 million and concurrently agreed to separately lease each of those properties for an initial term of 14.5 years, with two five (5) year renewal options that Pinnacle Bank may exercise to extend the term of any of the leases. The pre-tax, net gain recorded associated with the sale of these 49 properties was $85.7 million, after deducting transaction-related expenses. The aggregate annual lease expense associated with these properties will be approximately $17.0 million for the first twelve months of the lease term, with each lease including a 1.9% annual rent escalation during the initial term, and a 2.0% annual rent escalation during each of the two five-year renewal terms, if exercised. The proceeds of the sale-leaseback transaction have been retained in Pinnacle Bank's cash accounts at the Federal Reserve.

Right-of-use assets and lease liabilities relating to Pinnacle Financial's operating and finance leases are as follows at December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Right-of-use assets:
Operating leases	$296,272	$126,767
Finance leases	1,092	1,318
Total right-of-use assets	$297,364	$128,085
Lease liabilities:
Operating leases	$304,944	$133,108
Finance leases	2,146	2,458
Total lease liabilities	$307,090	$135,566

The total lease cost related to operating leases and short term leases is recognized on a straight-line basis over the lease term. For finance leases, right-of-use assets are amortized on a straight-line basis over the lease term and interest imputed on the lease liability is recognized using the effective interest method. The components of Pinnacle Financial's total lease cost were as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the years ended December 31,
	2023	2022	2021
Operating lease cost	$30,913	$18,292	$15,696
Short-term lease cost	349	401	297
Finance lease cost:
Interest on lease liabilities	167	189	208
Amortization of right-of-use asset	226	226	226
Sublease income	(1,365)	(1,357)	(1,309)
Net lease cost	$30,290	$17,751	$15,118

The weighted average remaining lease term and weighted average discount rate for operating and finance leases at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	12.00 years	10.44 years
Finance leases	4.84 years	5.84 years
Weighted average discount rate
Operating leases	4.29%	3.11%
Finance leases	7.22%	7.22%

Cash flows related to operating and finance leases during the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	For the years ended December 31,
	2023	2022	2021
Operating cash flows related to operating leases	$28,614	$16,956	$14,712
Operating cash flows related to finance leases	$167	$189	$208
Financing cash flows related to finance leases	$311	$281	$261

Future undiscounted lease payments for operating and finance leases with initial terms of more than 12 months are as follows at December 31, 2023 (in thousands):

	Operating Leases	Finance Leases
2024	$36,814	$527
2025	35,058	527
2026	32,687	527
2027	31,623	527
2028	31,133	439
Thereafter	230,286	—
Total undiscounted lease payments	397,601	2,547
Less: imputed interest	(92,657)	(401)
Net lease liabilities	$304,944	$2,146

Note 7.  Deposits

At December 31, 2023, the scheduled maturities of time deposits are as follows (in thousands):

2024	$4,093,153
2025	590,695
2026	133,782
2027	14,168
2028	8,955
Thereafter	—
$4,840,753

At December 31, 2023 and 2022, approximately $1.8 billion and $1.3 billion, respectively, of time deposits had been issued in denominations of $250,000 or greater.

At December 31, 2023 and 2022, Pinnacle Financial had $2.5 million and $1.4 million, respectively, of deposit accounts in overdraft status that have been reclassified to loans on the accompanying consolidated balance sheets.

Note 8.  Federal Home Loan Bank Advances

Pinnacle Bank is a member of the FHLB and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist Pinnacle Bank in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, certain qualifying commercial mortgage loans with an aggregate carrying value of approximately $7.8 billion as collateral under the borrowing agreements with the FHLB.

At December 31, 2023 and 2022, Pinnacle Bank had outstanding advances from the FHLB totaling approximately $2.1 billion and $464.4 million, respectively. The scheduled maturities of FHLB advances at December 31, 2023 and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates(1)
2024	$—	—%
2025	366,250	4.97%
2026	162,500	4.00%
2027	237,500	4.14%
2028	1,375,000	3.97%
Thereafter	12	2.75%
	2,141,262
Deferred costs	(1,070)
Fair value hedging adjustment	(2,023)
Total Federal Home Loan Bank advances	$2,138,169
Weighted average interest rate		4.17%
(1)Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2023.

At December 31, 2023, Pinnacle Bank had accommodations which allow it to borrow from the Federal Reserve Bank of Atlanta's discount window and purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. At December 31, 2023, Pinnacle Bank had approximately $2.8 billion in borrowing availability with the FHLB, $6.8 billion with the Federal Reserve Bank discount window, and approximately $105.0 million with other correspondent banks with whom Pinnacle Bank has arranged lines of credit. At December 31, 2023, Pinnacle Bank was not carrying any balances with the Federal Reserve Bank discount window or correspondent banks under these arrangements.

Note 9.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities, and Pinnacle Financial has entered into certain other subordinated debt agreements. These instruments are outlined below as of December 31, 2023 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2023	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	8.44%	3-month SOFR + 2.80%(1)
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	6.99%	3-month SOFR + 1.40%(1)
Pinnacle Statutory Trust III	September 07, 2006	September 30, 2036	20,619	7.24%	3-month SOFR + 1.65%(1)
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	8.50%	3-month SOFR + 2.85%(1)
BNC Capital Trust I	April 03, 2003	April 15, 2033	5,155	8.91%	3-month SOFR + 3.25%(1)
BNC Capital Trust II	March 11, 2004	April 07, 2034	6,186	8.51%	3-month SOFR + 2.85%(1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	8.06%	3-month SOFR + 2.40%(1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	7.29%	3-month SOFR + 1.70%(1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	8.72%	3-month SOFR + 3.10%(1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	7.14%	3-month SOFR + 1.49%(1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	7.38%	3-month SOFR + 1.73%(1)
Southcoast Capital Trust III	August 05, 2005	September 30, 2035	10,310	7.09%	3-month SOFR + 1.50%(1)
Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)
Debt issuance costs and fair value adjustment			(8,057)
Total subordinated debt and other borrowings			$424,938
(1) Rate transitioned to three month term SOFR plus a comparable tenor spread adjustment beginning after July 1, 2023 as three month LIBOR ceased to be published effective July 1, 2023.
(2) Previously was to transition to three month LIBOR + 2.775%, but will now migrate to an alternative benchmark rate plus comparable spread beginning September 15, 2024 through the end of the term as three month LIBOR ceased to be published effective July 1, 2023.
Note 10.  Income Taxes

Income tax expense attributable to continuing operations for each of the years ended December 31 is as follows (in thousands):

	2023	2022	2021
Current tax expense :
Federal	$67,711	$104,141	$125,016
State	11,775	12,870	11,798
Total current tax expense	79,486	117,011	136,814
Deferred tax expense (benefit):
Federal	67,446	15,082	(12,149)
State	4,922	4,658	(83)
Total deferred tax (benefit) expense	72,368	19,740	(12,232)
Total income tax expense	$151,854	$136,751	$124,582

Pinnacle Financial's income tax expense differs from the amounts computed by applying the Federal income tax statutory rate of 21% to income before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2023 is as follows (in thousands):

	2023	2022	2021
Income tax expense at statutory rate	$149,941	$146,474	$136,900
State excise tax expense, net of federal tax effect	13,191	13,847	9,255
Non-deductible executive compensation	5,186	5,481	2,149
Tax-exempt securities	(21,663)	(18,730)	(15,243)
Federal tax credits	(5,238)	(5,019)	(4,712)
Bank owned life insurance income	(4,324)	(4,599)	(4,413)
Bank owned life insurance surrender	8,572	—	—
Non-deductible FDIC assessment	5,361	2,331	1,697
Insurance premiums	—	(36)	(273)
Excess tax benefits associated with equity compensation	(208)	(3,027)	(2,475)
Other items	1,036	29	1,697
Income tax expense	$151,854	$136,751	$124,582

Pinnacle Financial's effective tax rate differs from the Federal income tax rates primarily due to state excise tax expense, investments in bank-qualified tax-exempt municipal securities, tax benefits from Pinnacle Bank's real estate investment trust and municipal investment subsidiaries, and tax benefits associated with share-based compensation and bank owned life insurance offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. The increase in the effective income tax rate in 2023 as compared to 2022 is primarily due to the restructuring of BOLI contracts resulting in restructuring charges totaling $7.2 million and surrender penalties totaling $9.1 million offset in part by the tax impact of the $29.0 million charge related to the FDIC special assessment to recover losses incurred by the Deposit Insurance Fund associated with the multiple high-profile bank failures which occurred in the first half of 2023.

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Allowance for credit losses	$86,911	$77,015
Loans	4,659	10,576
Insurance	784	817
Accrued liability for supplemental retirement agreements	7,005	7,595
Restricted stock and stock options	6,251	7,795
Securities	49,331	67,286
Lease liability	76,918	35,589
Other real estate owned	750	1,526
Net federal operating loss carryforward and credits	1,064	1,168
Annual incentive compensation	11,842	21,322
Partnership interests	13,541	31,559
Allowance for off balance sheet credit exposures	4,367	6,527
Tax credit investments	—	8,282
FDIC special assessment	7,250	—
Other deferred tax assets	2,532	3,267
Total deferred tax assets	273,205	280,324

	2023	2022

Deferred tax liabilities:
Depreciation and amortization	23,140	17,723
Core deposit and other intangible assets	6,087	9,070
Cash flow hedge	836	6,854
REIT dividends	2,604	2,338
FHLB related liabilities	125	328
Equity method investment	42	76
Right-of-use assets and other leasing transactions	74,068	33,157
Leases	67,711	35,547
Subordinated debt	1,412	1,662
Tax credit investments	7,614	—
Other deferred tax liabilities	2,356	2,054
Total deferred tax liabilities	185,995	108,809
Net deferred tax assets	$87,210	$171,515

At December 31, 2023, the Company had federal and state loss carryforwards resulting from acquisitions of approximately $4.8 million that expire at various dates from 2028 to 2034.

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

A reconciliation of the beginning and ending unrecognized tax benefit related to state uncertain tax positions for each of the years in the three-year period ended December 31, 2023 is as follows (in thousands):

	2023	2022	2021
Balance at January 1,	$15,752	$12,737	$9,658
Increases due to tax positions taken during the current year	642	3,721	3,647
Increases due to tax positions taken during a prior year	—	—	—
Decreases due to the lapse of the statute of limitations during the current year	(1,340)	(706)	(568)
Decreases due to settlements with the taxing authorities during the current year	(6,248)	—	—
Balance at December 31,	$8,806	$15,752	$12,737

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Pinnacle Financial recognized $80,000 and $264,000 in interest and penalties related to income tax matters for the years ended December 31, 2023 and 2022, respectively. Pinnacle Financial recognized no interest and penalties for the year ended December 31, 2021.

Note 11.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2023, these commitments amounted to $15.0 billion, of which approximately $1.8 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At December 31, 2023, these commitments amounted to $325.1 million.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At December 31, 2023 and 2022, Pinnacle Financial had accrued reserves of $17.5 million and $25.0 million, respectively, for the inherent risks associated with these off-balance sheet commitments. The provision for credit losses related to these unfunded commitments decreased $7.5 million during the year ended December 31, 2023 as compared to a $2.5 million increase during the year ended December 31, 2022.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these routine claims outstanding at December 31, 2023 will not have a material impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 12.  Salary Deferral Plans

Pinnacle Financial has a 401(k) retirement plan (the 401k Plan) covering all employees who elect to participate, subject to certain eligibility requirements. The 401(k) Plan allows employees to defer up to 50% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% of employee self-directed contributions during 2023, 2022, and 2021. Pinnacle Financial's expense associated with the matching component of the plan for each of the years in the three-year period ended December 31, 2023 was approximately $15.3 million, $13.7 million and $11.1 million, respectively, and is included in the accompanying consolidated statements of operations in salaries and employee benefits expense.

Pinnacle Financial has assumed supplemental retirement plans for certain directors and executive officers of banks which we have acquired. At December 31, 2023 and 2022, respectively, Pinnacle Financial had recorded $29.3 million and $30.3 million of liabilities on its balance sheet associated with these supplemental executive retirement plans. A portion of these assumed plans were fully funded with Rabbi Trusts whose balances at December 31, 2023 totaled $17.7 million. At December 31, 2023, the remaining amounts that are not yet funded are included in other liabilities in the accompanying consolidated balance sheets.

Note 13.  Stock Options and Restricted Shares

Pinnacle Financial's Amended and Restated 2018 Omnibus Equity Incentive Plan (the "2018 Plan") permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At December 31, 2023, there were approximately 921,000 shares available for issuance under the 2018 Plan.

Common Stock Options

Upon the acquisition of CapitalMark Bank & Trust (CapitalMark), Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further shares remain available for issuance under the CapitalMark Option Plan. At December 31, 2023, there are no remaining options outstanding under any equity incentive plan of Pinnacle Financial including those that were granted under the CapitalMark Option Plan.

A summary of stock option activity within the equity incentive plans during each of the years in the three-year period ended December 31, 2023 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2020	101,769	$23.46
Granted	—	—
Stock options exercised	(45,125)	22.18
Forfeited	(497)	20.00
Outstanding at December 31, 2021	56,147	$24.51
Granted	—	—
Stock options exercised	(15,959)	23.28
Forfeited	—	—
Outstanding at December 31, 2022	40,188	$25.00
Granted	—	—
Stock options exercised	(40,188)	25.00
Forfeited	—	—
Outstanding at December 31, 2023	—	$—	0.00	$—
Options exercisable at December 31, 2023	—	$—	0.00	$—
.

During 2023, 2022, and 2021, the aggregate intrinsic value of stock options exercised under Pinnacle Financial's equity incentive plans was $1.6 million, $1.0 million and $3.0 million, respectively, determined using the quoted price of Pinnacle Financial common stock as of the date of option exercise.

There have been no options granted by Pinnacle Financial since 2008. All stock option awards granted by Pinnacle Financial were fully vested during 2013. Stock options granted under the CapitalMark Plan were fully vested at the time of acquisition. As such, there was no impact on the results of operations for stock-based compensation related to stock options for any year in the three-year period ended December 31, 2023, except for the tax impact recorded as a component of income tax expense upon exercise.

Restricted Shares

A summary of activity for unvested restricted share awards for the years ended December 31, 2023, 2022, and 2021 follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2020	594,669	$56.97
Shares awarded	249,641	77.00
Restrictions lapsed and shares released to associates/directors	(193,846)	56.47
Shares forfeited	(37,129)	62.79
Unvested at December 31, 2021	613,335	$64.93
Shares awarded	286,445	98.06
Restrictions lapsed and shares released to associates/directors	(188,394)	64.53
Shares forfeited	(35,775)	75.35
Unvested at December 31, 2022	675,611	$78.53
Shares awarded	269,025	71.84
Restrictions lapsed and shares released to associates/directors	(206,956)	73.17
Shares forfeited	(34,281)	75.84
Unvested at December 31, 2023	703,399	$77.68

Pinnacle Financial grants restricted share awards to associates (including certain members of executive management) and outside directors with time-based vesting criteria. The following tables outline restricted stock grants that were made by grant year, grouped by similar vesting criteria, during the three-year period ended December 31, 2023. The table below reflects the life-to-date activity for these awards:

Grant year	Group (1)	Vesting period in years			Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (4)	Shares unvested
Time Based Awards
2021	Associates (2)	3	—	5	237,811	60,966	24,552	30,455	121,838
2022	Associates (2)	3	—	5	276,965	37,226	15,019	16,723	207,997
2023	Associates (2)	3	—	5	258,185	328	185	15,995	241,677
Outside Director Awards (3)
2021	Outside directors	1			11,830	10,222	1,608	—	—
2022	Outside directors	1			9,480	7,740	1,740	—	—
2023	Outside directors	1			10,840	—	—	—	10,840
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
(4)These shares represent forfeitures resulting from recipients whose employment or board membership was terminated during the life-to-date period ended December 31, 2023. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

  Compensation expense associated with the time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award.

Restricted Stock Unit Awards

A summary of activity for unvested restricted stock unit awards for the years ended December 31, 2023, 2022, and 2021 follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2020	—	$—
Restricted stock units awarded	56,864	71.21
Restrictions lapsed and underlying shares released to associates	(128)	70.95
Restricted stock units forfeited	(368)	70.95
Unvested at December 31, 2021	56,368	$71.22
Restricted stock units awarded	38,133	104.80
Restrictions lapsed and underlying shares released to associates	(18,897)	71.24
Restricted stock units forfeited	(1,621)	85.50
Unvested at December 31, 2022	73,983	$88.21
Restricted stock units awarded	70,716	70.25
Restrictions lapsed and underlying shares released to associates	(34,465)	83.75
Restricted stock units forfeited	(7,357)	78.83
Unvested at December 31, 2023	102,877	$78.03

Pinnacle Financial grants restricted stock units to its Named Executive Officers (NEOs) and leadership team members with time-based vesting criteria. Compensation expense associated with time-based vesting restricted stock unit awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock unit grants that were made, grouped by similar vesting criteria, during the three-year period ended December 31, 2023. The table reflects the life-to-date activity for these awards:

Grant year	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (1)	Shares unvested
2021	3	56,864	24,905	12,653	2,706	16,600
2022	3	38,133	8,848	4,204	2,300	22,781
2023	3	70,716	2,140	740	4,340	63,496
(1)These shares represent forfeitures resulting from recipients whose employment was terminated during the life-to-date period ended December 31, 2023. Dividend equivalents are held in escrow for award recipients for dividends paid prior to the forfeiture restrictions lapsing. Such dividend equivalents are not released from escrow if an award is forfeited.

Performance Stock Unit Awards

The following table details the performance stock unit awards outstanding at December 31, 2023:

Grant year	Units Awarded				Applicable performance periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Period in which units to be settled into shares of common stock (2)
	Named Executive Officers (NEOs) (1)			Leadership Team other than NEOs
2023	103,136	—	247,515	61,673	2023-2025	0	0	2026
2022	56,465	—	135,514	32,320	2022-2024	0	0	2025
2022	—	—	230,000	—	2022-2024	0	1	2026
2021	89,234	—	214,155	45,240	2021-2023	0	0	2024
2020	136,137	—	204,220	59,648	2020	2	3	2025
					2021	2	2	2025
					2022	2	1	2025
2019	166,211	—	249,343	52,244	2019	2	3	2024
					2020	2	2	2024
					2021	2	1	2024
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

During the years ended December 31, 2023, 2022 and 2021, the restrictions associated with 112,561, 130,996 and 134,146 performance stock unit awards, respectively, granted in prior years lapsed, based on the terms of the applicable award agreement and approval by Pinnacle Financial's Human Resources and Compensation Committee, and were settled into shares of Pinnacle Financial common stock with 39,139, 46,684 and 46,616 shares, respectively, being withheld to pay the taxes associated with the settlement of those shares.

Additionally, during the years ended December 31, 2023 and 2021, 9,967 and 199,633 performance stock unit awards granted in prior years were forfeited due to the failure to reach performance targets as defined in the associated performance stock unit award agreements. No shares were forfeited during the year ended December 31, 2022.

A summary of stock compensation expense, net of the impact of income taxes, related to restricted share awards, restricted stock unit awards and performance stock unit awards for each year in the three-year period ended December 31, 2023, follows (in thousands):

	2023	2022	2021

Restricted stock expense	$41,879	$39,552	$24,952
Income tax benefit (1)	10,470	10,339	6,522
Restricted stock expense, net of income tax benefit	$31,409	$29,213	$18,430

(1) Income tax benefit shown at statutory tax rate for each period presented. A portion of the restricted stock expense associated with awards to NEOs may be disallowed based on Federal income tax regulations.

As of December 31, 2023, compensation cost related to unvested restricted share awards, restricted stock unit awards and performance stock unit awards not yet recognized was $61.8 million. This expense, if the underlying awards are earned, is expected to be recognized over a weighted-average period of 1.89 years.

Note 14.  Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

Pinnacle Financial's derivative instruments with certain counterparties contain legally enforceable netting that allow multiple transactions to be settled into a single amount. The fair value hedge and interest rate swaps (swaps) assets and liabilities are presented at gross fair value before the application of bilateral collateral and master netting agreements, but after the initial margin posting and daily variation margin payments made with central clearinghouse organizations. Total fair value hedge and swaps assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of December 31, 2023 and 2022. The resulting net fair value hedge and swaps asset and liability fair values are included in other assets and other liabilities, respectively, on the consolidated balance sheets. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customer transactions as of December 31, 2023 and 2022 is included in the following table (in thousands):

	December 31, 2023		December 31, 2022
	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Interest rate swap agreements:
Assets	$2,037,740	$66,462	$1,620,520	$39,763
Liabilities	2,037,740	(67,206)	1,620,520	(96,483)
Total non-hedging derivatives	$4,075,480	$(744)	$3,241,040	$(56,720)

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At December 31, 2023, no notional amounts of interest rate swap agreements designated as non-hedge derivatives cleared through clearing houses. At December 31, 2022, the notional amount of interest rate swap agreements designated as non-hedge derivatives cleared through clearing houses was $827.3 million with a fair value that approximates zero due to $56.3 million in variation margin payments.

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Year ended December 31,
		2023	2022	2021
Interest rate swap agreements	Other noninterest income	$(308)	$53	$846

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the SOFR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. During 2022, Pinnacle Financial paid $95.7 million to purchase interest rate floors and interest rate collars with notional amounts totaling $1.8 billion to mitigate the impact of changing interest rates on SOFR-based variable rate loans. A summary of Pinnacle Financial's cash flow hedge relationships as of December 31, 2023 and 2022 is as follows (in thousands):

					December 31, 2023		December 31, 2022
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor - loans	Other assets	3.84	4.00%-4.50% minus USD-Term SOFR 1M	N/A	$875,000	$36,483	$875,000	$48,622
Interest rate collar - loans	Other assets	3.84	4.25%-4.75% minus USD-Term SOFR 1M	USD-Term SOFR 1M minus 6.75%-7.00%	$875,000	$38,314	$875,000	$45,553
					$1,750,000	$74,797	$1,750,000	$94,175

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	Years ended December 31,
	2023	2022	2021
Asset derivatives
Interest rate floor - loans	$(7,414)	$1,002	$(15,034)

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualified for hedge accounting treatment. If a hedge were deemed to be ineffective, the amount included in accumulated other comprehensive income (loss) would be reclassified into a line item within the statement of income that impacts operating results. A hedging relationship is no longer considered to be effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Gains on cash flow hedges totaling $9.7 million, $10.0 million and $9.6 million, net of tax, were reclassified from accumulated other comprehensive income (loss) into net income during the years ended December 31, 2023, 2022 and 2021, respectively. Approximately $9.0 million in unrealized gains, net of tax, are expected to be reclassified from accumulated other comprehensive income (loss) into net income over the twelve months ended December 31, 2024.

Derivatives designated as fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. Pinnacle Financial utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to variable interest rates based on SOFR or federal funds rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. During 2023, Pinnacle Financial entered into fair value hedges with aggregate notional amounts of $1.2 billion to mitigate the effect of changing interest rates on FHLB advances with payments beginning on various dates throughout 2024 and the first quarter of 2025.

A summary of Pinnacle Financial's fair value hedge relationships as of December 31, 2023 and 2022 is as follows (in thousands):

					December 31, 2023		December 31, 2022
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Asset derivatives
Interest rate swaps - securities	Other assets	10.16	1.97%	Federal funds/SOFR	$543,061	$42,983	$1,420,724	$56,056
Interest rate swaps - borrowings	Other assets	3.53	N/A	—%	$750,000	$3,654	$—	$—
Liability derivatives
Interest rate swaps - securities	Other liabilities	11.22	3.10%	Federal funds/SOFR	1,569,078	(1,275)	—	—
Interest rate swaps - borrowings	Other liabilities	4.09	N/A	—%	425,000	(1,656)	—	—
Total fair value derivatives					$3,287,139	$43,706	$1,420,724	$56,056

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At December 31, 2023 and 2022, the notional amount of fair value derivatives hedges cleared through clearing houses is $2.0 billion and $877.7 million with a fair value that approximates zero due to $4.0 million and $47.9 million in variation margin payments.

Notional amounts totaling $392.2 million as of December 31, 2023 receive a variable rate of interest based on the daily compounded federal funds rate and notional amounts totaling $2.9 billion as of December 31, 2023 receive a variable rate of interest based on the daily compounded secured overnight financing rate.

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the years end December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
		Year ended December 31,
Securities		2023	2022	2021
Interest rate swaps	Interest income on securities	$(14,348)	$80,728	$42,642
Securities available-for-sale	Interest income on securities	$14,348	$(80,728)	$(42,642)

	Location of Gain (Loss)	Amount of Loss Recognized in Income
		Years ended December 31,
FHLB advances		2023	2022	2021
Interest rate swaps - FHLB advances	Interest expense on FHLB advances and other borrowings	$1,998	$—	$—
FHLB advances	Interest expense on FHLB advances and other borrowings	$(1,998)	$—	$—

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at December 31, 2023 and 2022 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Line item on the balance sheet
Securities available-for-sale	$2,074,621	$1,445,511	$(41,708)	$(56,056)
FHLB advances	$1,173,002	$—	$(1,998)	$—

During the years ended December 31, 2023, 2022 and 2021 amortization expense totaling $645,000, $1.9 million and $3.5 million, respectively, related to previously terminated fair value hedges was recognized as a reduction to interest income on loans.

In April 2022, interest rates swaps designated as fair value hedges with notional amounts totaling $164.3 million and market values totaling $14.3 million were terminated. Approximately $986,000 in gains were recognized at the time of termination and the remaining $10.0 million will be accreted as additional interest income on the previously hedged available-for-sale mortgage backed and municipal securities over the same period as existing purchase discounts or premiums on these securities.

Note 15.  Employment Contracts

Pinnacle Financial has entered into, and subsequently amended employment agreements with four of its senior executives: the President and Chief Executive Officer, the Chairman of the Board, the Chairman of the Carolinas and Virginia, and the Chief Financial Officer. These agreements, as amended, automatically renew each year on January 1 for an additional year unless any of the parties to the agreements gives notice of intent not to renew the agreement prior to November 30th of the preceding year, in which case the agreement terminates 30 days later. The agreements specify that in certain defined "Terminating Events," Pinnacle Financial will be obligated to pay each of the four senior executives certain amounts, which vary according to the Terminating Event, which is based on their annual salaries and bonuses. These Terminating Events include termination for disability, cause, without cause and other events. The agreement with the Chairman of the Carolinas and Virginia also provides for the payment of certain deferred benefits under his prior employment agreement with BNC upon termination of his employment with Pinnacle Financial. During 2012, Pinnacle Financial entered into, and subsequently amended, a change of control agreement with its Chief Credit Officer providing the employee with certain benefits if his employment terminated under certain scenarios within twelve months of a change in control. This agreement automatically renews each year on January 1 unless a party to the agreement notifies the other parties of intent not to renew the agreement prior to November 30th of the preceding year, in which case the agreement terminates 30 days later.

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

Liabilities

Other liabilities – Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements to facilitate customer transactions, interest rate swaps designated as fair value, interest rate caps and floors designated as cash flow hedges and interest rate locks associated with the funding for its mortgage loan originations. The fair value of these liabilities is based on Pinnacle Financial's pricing models that utilize observable market inputs and is reflected within Level 2 of the valuation hierarchy.

The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2023 and 2022, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2023
Investment securities available-for-sale:
U.S. Treasury securities	$893,412	$—	$893,412	$—
U.S. Government agency securities	262,730	—	262,730	—
Mortgage-backed securities	947,390	—	947,390	—
State and municipal securities	1,585,895	—	1,585,416	479
Asset-backed securities	191,635	—	191,635	—
Corporate notes and other	436,468	—	436,468	—
Total investment securities available-for-sale	4,317,530	—	4,317,051	479
Other investments	179,487	—	22,347	157,140
Other assets	197,541	—	197,541	—
Total assets at fair value	$4,694,558	$—	$4,536,939	$157,619

Other liabilities	$79,068	$—	$79,068	$—
Total liabilities at fair value	$79,068	$—	$79,068	$—

December 31, 2022
Investment securities available-for-sale:
U.S. Treasury securities	$194,184	$—	$194,184	$—
U.S. Government agency securities	396,157	—	396,157	—
Mortgage-backed securities	971,576	—	971,576	—
State and municipal securities	1,412,306	—	1,411,677	629
Asset-backed securities	117,403	—	117,403	—
Corporate notes and other	467,244	—	467,244	—
Total investment securities available-for-sale	3,558,870	—	3,558,241	629
Other investments	153,011	—	22,029	130,982
Other assets	190,629	—	190,629	—
Total assets at fair value	$3,902,510	$—	$3,770,899	$131,611

Other liabilities	$96,483	$—	$96,483	$—
Total liabilities at fair value	$96,483	$—	$96,483	$—

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022 (in thousands):

December 31, 2023	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$3,937	$—	$—	$3,937
Collateral dependent loans (1)	52,167	—	—	52,167
Total	$56,104	$—	$—	$56,104

December 31, 2022
Other real estate owned	$7,952	$—	$—	$7,952
Collateral dependent loans (1)	33,767	—	—	33,767
Total	$41,719	$—	$—	$41,719
(1)The carrying values of collateral dependent loans at December 31, 2023 and 2022 are net of valuation allowances of $18.6 million and $6.5 million, respectively.

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the year ended December 31, 2023, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the years ended December 31, 2023 and December 31, 2022, (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the year ended December 31,
	2023			2022
	Available-for-sale Securities	Other investments	Other liabilities	Available-for-sale Securities	Other investments	Other liabilities
Fair value, Jan. 1	$629	$130,982	$—	$828	$100,996	$—
Total net realized gains included in income	4	3,112	—	7	10,605	—
Change in unrealized gains/losses included in other comprehensive income (loss)	5	—	—	(48)	—	—
Purchases	—	32,515	—	—	33,208	—
Issuances	—	—	—	—	—	—
Settlements	(159)	(9,469)	—	(158)	(13,827)	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value, Dec. 31	$479	$157,140	$—	$629	$130,982	$—
Total realized gains included in income	$4	$3,112	$—	$7	$10,605	$—

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at December 31, 2023 and 2022. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, interest-bearing due from banks and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands).

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2023
Financial assets:
Securities purchased with agreement to resell	$558,009	$461,375	$—	$—	$461,375
Securities held-to-maturity	3,006,357	2,775,184	—	2,775,184	—
Loans, net	32,323,036	31,863,583	—	—	31,863,583
Consumer loans held-for-sale	104,217	104,626	—	104,626	—
Commercial loans held-for-sale	9,280	9,316	—	9,316	—
Financial liabilities:
Deposits and securities sold under agreements to repurchase	38,749,299	37,954,938	—	—	37,954,938
Federal Home Loan Bank advances	2,138,169	2,166,912	—	—	2,166,912
Subordinated debt and other borrowings	424,938	462,399	—	—	462,399

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2022
Financial assets:
Securities purchased with agreement to resell	$513,276	$440,390	$—	$—	$440,390
Securities held-to-maturity	3,079,050	2,744,946	—	2,744,946	—
Loans, net	28,740,940	27,901,662	—	—	27,901,662
Consumer loans held-for-sale	42,237	42,353	—	42,353	—
Commercial loans held-for-sale	21,093	21,151	—	21,151	—
Financial liabilities:
Deposits and securities sold under agreements to repurchase	35,156,148	34,435,447	—	—	34,435,447
Federal Home Loan Bank advances	464,436	477,673	—	—	477,673
Subordinated debt and other borrowings	424,055	430,884	—	—	430,884

(1)Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 18.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary and disclosures surrounding those VIE's which have not been consolidated. The consolidation methodology provided in this footnote as of December 31, 2023 and 2022 has been prepared in accordance with ASC 810.

Non-consolidated Variable Interest Entities

At December 31, 2023, Pinnacle Financial did not have any consolidated VIEs to disclose but did have the following non-consolidated VIEs: low income housing partnerships, other tax credit investments, trust preferred issuances and managed discretionary trusts.

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

The following table summarizes VIE's that are not consolidated by Pinnacle Financial as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Classification
Low income housing partnerships	$260,476	$—	$228,372	$—	Other Assets
Other tax credit investments	27,600	—	6,118	—	Other Assets
Trust preferred issuances	N/A	132,995	N/A	132,995	Subordinated Debt
Managed discretionary trusts	N/A	N/A	N/A	N/A	N/A

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

During the year ended December 31, 2023, Pinnacle Bank paid $106.2 million in dividends to Pinnacle Financial. As of December 31, 2023, Pinnacle Bank could pay approximately $1.4 billion of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2013, Pinnacle Financial has paid a quarterly common stock dividend. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 18, 2022, when the board of directors increased the dividend to $0.22 per common share from $0.18 per common share. During the second quarter of 2020, Pinnacle Financial successfully issued 9.0 million depositary shares, each representing a 1/40th fractional interest in a share of Series B noncumulative, perpetual preferred stock (the "Series B Preferred Stock") in a registered public offering to both retail and institutional investors. Beginning in the third quarter of 2020, Pinnacle Financial began paying a quarterly dividend of $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock. The amount and timing of all future dividend payments by Pinnacle Financial, if any, including dividends on Pinnacle Financial's Series B Preferred Stock (and associated depositary shares), is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's receipt of dividends from Pinnacle Bank, earnings, capital position, financial condition, liquidity and other factors, including regulatory capital requirements, as they become known to Pinnacle Financial and receipt of any regulatory approvals that may become required as a result of each of Pinnacle Financial's or Pinnacle Bank's financial results.

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

Management believes, as of December 31, 2023, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Financial and Pinnacle Bank must maintain certain total, Tier 1, common equity Tier 1 and Tier 1 leverage capital ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and ratios are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital to risk weighted assets:
Pinnacle Financial	$5,115,755	12.7%	$3,216,424	8.0%	$4,020,530	10.0%
Pinnacle Bank	$4,797,278	12.0%	$3,207,699	8.0%	$4,009,623	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$4,354,759	10.8%	$2,412,318	6.0%	$2,412,318	6.0%
Pinnacle Bank	$4,465,282	11.1%	$2,405,774	6.0%	$3,207,699	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$4,137,510	10.3%	$1,809,238	4.5%	N/A	N/A
Pinnacle Bank	$4,465,159	11.1%	$1,804,330	4.5%	$2,606,255	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$4,354,759	9.4%	$1,853,213	4.0%	N/A	N/A
Pinnacle Bank	$4,465,282	9.7%	$1,847,972	4.0%	$2,309,965	5.0%
December 31, 2022
Total capital to risk weighted assets:
Pinnacle Financial	$4,584,292	12.4%	$2,949,276	8.0%	$3,686,595	10.0%
Pinnacle Bank	$4,282,742	11.6%	$2,941,082	8.0%	$3,676,353	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$3,888,100	10.5%	$2,211,957	6.0%	$2,211,957	6.0%
Pinnacle Bank	$4,015,550	10.9%	$2,205,812	6.0%	$2,941,082	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$3,670,851	10.0%	$1,658,968	4.5%	N/A	N/A
Pinnacle Bank	$4,015,427	10.9%	$1,654,359	4.5%	$2,389,629	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$3,888,100	9.7%	$1,595,457	4.0%	N/A	N/A
Pinnacle Bank	$4,015,550	10.1%	$1,591,502	4.0%	$1,989,378	5.0%
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

	Years ended December 31,
	2023	2022	2021
Other noninterest income:
Interchange and other consumer fees	$69,709	$68,022	$57,263
Bank-owned life insurance	15,797	21,033	18,942
Loan swap fees	7,851	5,812	5,414
SBA loan sales	3,983	7,036	12,242
Income from other equity investments	8,732	10,605	23,109
Other noninterest income	26,886	23,456	12,824
Total other noninterest income	$132,958	$135,964	$129,794

Other noninterest expense:
Deposit related expenses	$78,757	$28,972	$24,003
Lending related expenses	50,109	52,700	39,578
Wealth management related expenses	2,934	2,565	1,950
Audit, exam and insurance expense	10,887	9,209	11,259
Administrative and other expenses	31,812	27,375	23,169
Total other noninterest expense	$174,499	$120,821	$99,959

Note 21.  Parent Company Only Financial Information

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2023 and 2022 and for each of the years in the three-year period ended December 31, 2023 (in thousands):

CONDENSED BALANCE SHEETS

	2023	2022
Assets:
Cash and cash equivalents	$197,079	$186,572
Investments in bank subsidiary	6,126,172	5,626,844
Investments in consolidated subsidiaries	14,031	12,202
Investment in unconsolidated subsidiaries:
Statutory Trusts	3,995	3,995
Other investments	67,848	56,957
Current income tax receivable	32,466	33,870
Other assets	144,597	57,980
	$6,586,188	$5,978,420
Liabilities and shareholders' equity:
Subordinated debt and other borrowings	424,938	424,055
Other liabilities	125,462	34,973
Shareholders' equity	6,035,788	5,519,392
	$6,586,188	$5,978,420

CONDENSED STATEMENTS OF OPERATIONS

	2023	2022	2021
Revenues:
Income from bank subsidiary	$106,203	$110,834	$99,766
Income from nonbank subsidiaries	750	145	89
Income from equity method investment	—	33,817	33,169
Other income	12,360	6,478	14,945
Expenses:
Interest expense	23,263	18,590	22,903
Personnel expense, including stock compensation	41,879	39,552	24,952
Other expense	3,180	3,025	2,697
Income before income taxes and equity in undistributed income of subsidiaries	50,991	90,107	97,417
Income tax benefit	(13,547)	(8,444)	(3,088)
Income before equity in undistributed income of subsidiaries	64,538	98,551	100,505
Equity in undistributed income of bank subsidiary	496,236	461,004	424,978
Equity in undistributed income of nonbank subsidiaries	1,378	1,187	1,840
Net income	$562,152	$560,742	$527,323
Preferred stock dividends	15,192	15,192	15,192
Net income available to common shareholders	$546,960	$545,550	$512,131

CONDENSED STATEMENTS OF CASH FLOWS

	2023	2022	2021
Operating activities:
Net income	$562,152	$560,742	$527,323
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and accretion	883	882	1,886
Stock-based compensation expense	41,879	39,552	24,952
Increase in income tax payable, net	89,597	28,281	—
Deferred tax expense	3,014	1,760	2,850
Income from equity method investments, net	—	(33,817)	(33,169)
Dividends received from equity method investment	—	10,365	12,214
Excess tax benefit from stock compensation	(208)	(3,027)	(2,475)
Gain on other investments, net	(2,088)	(2,563)	(10,223)
Decrease (increase) in other assets	(88,227)	(32,609)	19,478
Increase (decrease) in other liabilities	1,099	3,881	2,032
Equity in undistributed income of bank subsidiary	(496,236)	(461,004)	(424,978)
Equity in undistributed income of nonbank subsidiaries	(1,378)	(1,187)	(1,840)
Net cash provided by operating activities	110,487	111,256	118,050
Investing activities:
Investment in consolidated nonbanking subsidiaries	(10,000)	—	—
Repayment of investment in consolidated nonbanking subsidiaries	9,691	—	—
Increase in other investments	(8,802)	(15,776)	(11,668)
Net cash used in investing activities	(9,111)	(15,776)	(11,668)
Financing activities:
Repayment of subordinated debt and other borrowings	—	—	(120,000)
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes	(3,725)	(5,462)	(3,790)
Exercise of common stock options, net of shares surrendered for taxes	(3,215)	(4,714)	(3,130)
Common dividends paid	(68,737)	(68,194)	(55,504)
Preferred stock dividends paid	(15,192)	(15,192)	(15,192)
Net cash used in financing activities	(90,869)	(93,562)	(197,616)

	2023	2022	2021
Net increase (decrease) in cash	10,507	1,918	(91,234)
Cash and cash equivalents, beginning of year	186,572	184,654	275,888
Cash and cash equivalents, end of year	$197,079	$186,572	$184,654

The investment in BHG previously held by Pinnacle Financial was contributed to Pinnacle Bank in an amount of $134.7 million, net of deferred tax liabilities associated with the investment, effective September 30, 2022.

Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial under Tennessee banking laws. Pinnacle Bank paid dividends of $106.2 million, $110.8 million and $99.8 million, respectively, to Pinnacle Financial in each of the years ended December 31, 2023, 2022 and 2021.

Note 22.  Quarterly Financial Results (unaudited)

A summary of selected consolidated quarterly financial data for each of the years in the three-year period ended December 31, 2023 follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023
Interest income	$506,039	$575,239	$627,294	$644,796
Net interest income	312,231	315,393	317,242	317,252
Provision for credit losses	18,767	31,689	26,826	16,314
Net income before taxes	171,266	245,902	167,980	128,858
Net income	137,271	197,299	132,603	94,979
Net income available to common shareholders	133,473	193,501	128,805	91,181
Basic net income per common share	$1.76	$2.55	$1.69	$1.20
Diluted net income per common share	$1.76	$2.54	$1.69	$1.19

2022
Interest income	$258,617	$292,376	$371,764	$451,178
Net interest income	239,475	264,574	305,784	319,460
Provision for credit losses	2,720	12,907	27,493	24,805
Net income before taxes	157,590	181,131	183,843	174,929
Net income	129,110	145,127	148,658	137,847
Net income available to common shareholders	125,312	141,329	144,860	134,049
Basic net income per common share	$1.66	$1.87	$1.91	$1.77
Diluted net income per common share	$1.65	$1.86	$1.91	$1.76

2021
Interest income	$251,917	$259,236	$260,868	$259,193
Net interest income	222,870	233,225	237,543	238,763
Provision for credit losses	7,235	2,834	3,382	2,675
Net income before taxes	153,648	162,458	169,405	166,394
Net income	125,428	131,790	136,577	133,528
Net income available to common shareholders	121,630	127,992	132,779	129,730
Basic net income per common share	$1.61	$1.70	$1.76	$1.72
Diluted net income per common share	$1.61	$1.69	$1.75	$1.71

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

Management Report on Internal Control Over Financial Reporting

The report of Pinnacle Financial's management on Pinnacle Financial's internal control over financial reporting begins on page 84 of this Annual Report on Form 10-K. The report of Pinnacle Financial's independent registered public accounting firm on Pinnacle Financial's internal control over financial reporting is set forth on page 87 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, two Section 16 officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K:

M. Terry Turner, the President, Chief Executive Officer and director of Pinnacle Financial, adopted a new trading plan on December 14, 2023 (with the first trade under the plan to occur on or after March 13, 2024). The plan expires on the earlier of (i) December 1, 2024 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 72,000 shares.

Robert A. McCabe, Jr., the Chairman of the Board and director of Pinnacle Financial, adopted a new trading plan on December 14, 2023 (with the first trade under the plan to occur on or after March 13, 2024). The plan expires on the earlier of (i) December 1, 2024 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 72,000 shares.

In addition, during the quarter ended December 31, 2023, Pinnacle Financial did not adopt or terminate any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (d) of Regulation S-K.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2024 under the headings "Corporate Governance-Code of Conduct," "Proposal #1 Election of Directors-Audit Committee," "Proposal #1 Election of Directors," "Information About Our Executive Officers," and "Delinquent Section 16(a) Reports" and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2024 under the headings "Proposal #1 Election of the Directors-Director Compensation" and "Executive Compensation" and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The response to this Item regarding security ownership of certain beneficial owners and management will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2024 under the heading, "Security Ownership of Certain Beneficial Owners and Management" and the response to this Item regarding Pinnacle Financial's equity compensation plans at December 31, 2023 will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2024 under the heading "Approval of the Amendment and Restatement of the Company's 2018 Amended and Restated Omnibus Equity Incentive Plan" and in each case, are incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2024 under the headings, "Certain Relationships and Related Transactions," and "Corporate Governance-Director Independence" and are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2024 under the heading, "Independent Registered Public Accounting Firm" and are incorporated herein by reference.

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

4.4
First Supplemental Indenture, dated as of September 11, 2019 between Pinnacle Financial Partners, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on September 11, 2019.

4.5	Form of 4.125% Fixed-to-Floating Rate Subordinated Note due 2029 (included as Exhibit A in Exhibit 4.4 hereto).
4.6
Deposit Agreement, dated June 3, 2020, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A. acting jointly as the depositary, and the holders from time to time of the depositary receipts described therein (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form 8-A, filed June 3, 2020)

4.7	Specimen of Certificate representing the Series B Preferred Stock (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A, filed June 3, 2020)
4.8	Form of Depositary Receipt (included in Exhibit 4.6 hereto)
4.9	Pinnacle Financial is a party to certain agreements entered into in connection with the offering or assumption of its subordinated debentures and certain of its subordinated indebtedness, in each case as more fully described in this Annual Report on Form 10-K. In accordance with Item 601(b)(4)(iii) of Regulation S-K and because no issuance of any such indebtedness is in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with such indebtedness herewith. Pinnacle Financial has, however, agreed to furnish copies of the various documents and agreements associated with such indebtedness to the Securities and Exchange Commission upon request.
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

10.15#
Salary Continuation Agreement dated as of December 12, 2016, between Richard D. Callicutt II and Bank of North Carolina, incorporated herein by reference to Exhibit 10.1 to BNC Bancorp’s Current Report on Form 8-K filed on December 16, 2016.

10.16#	BNC Bancorp 2013 Amended and Restated Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 16, 2017.
10.17#
Form of Directors Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.18#
Form of Named Executive Officers Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.19#
Form of Associate Time-Vested Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.20#	Form of Named Executive Officers 2019 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2019.
10.21#	Form of Named Executive Officers 2020 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 24, 2020.
10.22#	Form of 2021 Restricted Share Unit Award Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 27, 2021
10.23#	Form of Named Executive Officers 2021 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 27, 2021
10.24#	Form of Amendment to Named Executive Officers 2019 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 27, 2021
10.25#	Form of Amendment to Named Executive Officers 2020 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 27, 2021
10.26#
Second Amended and Restated Limited Liability Company Agreement of Bankers Healthcare Group, LLC, dated February 2, 2021, incorporated herein by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 26, 2021

10.27#
Pinnacle Financial Partners, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 21, 2021.

10.28#	Form of 2022 Restricted Share Unit Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2022.
10.29#	Form of Named Executive Officers 2022 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 21, 2022.
10.30#	Form of Named Executive Officers Special Performance Unit Award Agreement, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 21, 2022.
10.31#	Form of Named Executive Officers 2023 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 23, 2023.
10.32#	Form of Named Executive Officers 2023 Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 23, 2023.
10.33#	Pinnacle Financial Partners, Inc. 2023 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2023.
10.34#	Form of Named Executive Officers 2024 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 22, 2024.
10.33#	Form of Named Executive Officers 2024 Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 22, 2024.
10.34#
Change of Control Agreement, dated as of September 4, 2012, by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and Joseph Harvey White, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2012.

10.35#
Amendment No. 1 to Change of Control Agreement, dated November 20, 2012, by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and Joseph Harvey White, incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 22, 2013.

21.1*	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1*	Consent of Crowe LLP
23.2*	Consent of Crowe LLP
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
97.1*	Amended and Restated Compensation Recovery Policy, effective October 17, 2023.
99.1*
Audited consolidated financial statements of Bankers Healthcare Group, LLC and Subsidiaries as of September 30, 2023 and September 30, 2022 and for each of the years in the three-year period ended September 30, 2023, the notes related thereto and the report of Crowe LLP, independent registered public accounting firm.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101)

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

PINNACLE FINANCIAL PARTNERS, INC

	By:	/s/ M. Terry Turner
M. Terry Turner
Date: February 26, 2024		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 26, 2024
Robert A. McCabe, Jr.

/s/ M. Terry Turner	Director, President and Chief Executive Officer	February 26, 2024
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 26, 2024
Harold R. Carpenter	(Principal Financial and Accounting Officer)

/s/ Richard D. Callicutt	Director, Chairman of the Carolinas and Virginia	February 26, 2024
Richard D. Callicutt

/s/ Abney S. Boxley	Director	February 26, 2024
Abney S. Boxley

/s/ Charles E. Brock	Director	February 26, 2024
Charles E. Brock

/s/ Renda J. Burkhart	Director	February 26, 2024
Renda J. Burkhart

/s/ Gregory L. Burns	Director	February 26, 2024
Gregory L. Burns

/s/ Thomas C. Farnsworth, III	Director	February 26, 2024
Thomas C. Farnsworth, III

/s/ Joseph Galante	Director	February 26, 2024
Joseph Galante

/s/ Glenda Baskin Glover	Director	February 26, 2024
Glenda Baskin Glover

/s/ David B. Ingram	Director	February 26, 2024
David B. Ingram

/s/ Decosta E. Jenkins	Director	February 26, 2024
Decosta E. Jenkins

/s/ G. Kennedy Thompson	Director	February 26, 2024
G. Kennedy Thompson