Form 10-Q
period 2024-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2024-05-10
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 30, 2024 there were 77,221,891 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2024

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or BHG, including as a result of the negative impact of inflationary pressures and challenging economic conditions on our and BHG's customers and their businesses, resulting in significant increases in loan losses and provisions for those losses and, in the case of BHG, substitutions; (ii) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (iii) the sale of investment securities in a loss position before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs; (iv) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout Tennessee, North Carolina, South Carolina, Georgia, Alabama, Virginia and Kentucky, particularly in commercial and residential real estate markets; (v) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the long-term historical growth rate of its, or such entities', loan portfolio; (vi) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to limit the rates it pays on deposits or uncertainty exists in the financial services sector; (vii) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (viii) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (ix) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of the negative impact to net interest margin from rising deposit and other funding costs; (x) the results of regulatory examinations of Pinnacle Financial, Pinnacle Bank or BHG, or companies with whom they do business; (xi) BHG's ability to profitably grow its business and successfully execute on its business plans; (xii) risks of expansion into new geographic or product markets; (xiii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or other intangible assets; (xiv) the ineffectiveness of Pinnacle Bank's hedging strategies, or the unexpected counterparty failure or hedge failure of the underlying hedges; (xv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xvi) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvii) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Bank's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xviii) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xix) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xx) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients; (xxi) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xxii) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xxiii) the risks associated with Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company or all or a portion of their ownership interests in BHG (triggering a similar sale by Pinnacle Bank); (xxiv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxv) fluctuations in the valuations of Pinnacle Financial's equity investments and the ultimate success of such investments; (xxvi) the availability of and access to capital; (xxvii) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions involving Pinnacle Financial, Pinnacle Bank or BHG; and (xxviii) general competitive, economic, political and market conditions. Additional factors which could affect the forward looking statements can be found in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2023, subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC and available on the SEC's website at http://www.sec.gov. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	March 31, 2024	December 31, 2023
ASSETS
Cash and noninterest-bearing due from banks	$175,826	$228,620
Restricted cash	58,285	86,873
Interest-bearing due from banks	2,472,250	1,914,856
Cash and cash equivalents	2,706,361	2,230,349
Securities purchased with agreement to resell	554,022	558,009
Securities available-for-sale, at fair value	4,378,718	4,317,530
Securities held-to-maturity (fair value of $2.7 billion and $2.8 billion, net of allowance for credit losses of $1.7 million and $1.7 million at March 31, 2024 and Dec. 31, 2023, respectively)	2,993,129	3,006,357
Consumer loans held-for-sale	104,586	104,217
Commercial loans held-for-sale	6,068	9,280
Loans	33,162,873	32,676,091
Less allowance for credit losses	(371,337)	(353,055)
Loans, net	32,791,536	32,323,036
Premises and equipment, net	265,579	256,877
Equity method investment	457,657	445,223
Accrued interest receivable	219,887	217,491
Goodwill	1,846,973	1,846,973
Core deposits and other intangible assets	25,881	27,465
Other real estate owned	2,766	3,937
Other assets	2,541,033	2,613,139
Total assets	$48,894,196	$47,959,883
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$7,958,739	$7,906,502
Interest-bearing	12,178,471	11,365,349
Savings and money market accounts	14,761,573	14,427,206
Time	4,503,242	4,840,753
Total deposits	39,402,025	38,539,810
Securities sold under agreements to repurchase	201,418	209,489
Federal Home Loan Bank advances	2,116,417	2,138,169
Subordinated debt and other borrowings	425,159	424,938
Accrued interest payable	58,069	66,967
Other liabilities	587,257	544,722
Total liabilities	42,790,345	41,924,095
Shareholders' equity:
Preferred stock, no par value, 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at March 31, 2024 and Dec. 31, 2023, respectively	217,126	217,126
Common stock, par value $1.00; 180.0 million shares authorized; 77.2 million and 76.8 million shares issued and outstanding at March 31, 2024 and Dec. 31, 2023, respectively	77,219	76,767
Additional paid-in capital	3,100,817	3,109,493
Retained earnings	2,887,804	2,784,927
Accumulated other comprehensive loss, net of taxes	(179,115)	(152,525)
Total shareholders' equity	6,103,851	6,035,788
Total liabilities and shareholders' equity	$48,894,196	$47,959,883
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(dollars in thousands, except per share data)	Three months ended March 31,
	2024	2023
Interest income:
Loans, including fees	$541,199	$431,902
Securities:
Taxable	44,470	29,358
Tax-exempt	24,600	23,802
Federal funds sold and other	40,214	20,977
Total interest income	650,483	506,039

Interest expense:
Deposits	300,968	176,589
Securities sold under agreements to repurchase	1,399	595
Federal Home Loan Bank advances and other borrowings	30,082	16,624
Total interest expense	332,449	193,808
Net interest income	318,034	312,231
Provision for credit losses	34,497	18,767
Net interest income after provision for credit losses	283,537	293,464

Noninterest income:
Service charges on deposit accounts	13,439	11,718
Investment services	14,751	11,595
Insurance sales commissions	3,852	4,464
Gain on mortgage loans sold, net	2,879	2,053
Trust fees	7,415	6,429
Income from equity method investment	16,035	19,079
Gain on sale of fixed assets	58	135
Other noninterest income	51,674	34,056
Total noninterest income	110,103	89,529

Noninterest expense:
Salaries and employee benefits	146,010	135,708
Equipment and occupancy	39,646	30,353
Other real estate expense, net	84	99
Marketing and other business development	6,125	5,942
Postage and supplies	2,771	2,819
Amortization of intangibles	1,584	1,794
Other noninterest expense	46,145	35,012
Total noninterest expense	242,365	211,727
Income before income taxes	151,275	171,266
Income tax expense	27,331	33,995
Net income	123,944	137,271
Preferred stock dividends	(3,798)	(3,798)
Net income available to common shareholders	$120,146	$133,473

Per share information:
Basic net income per common share	$1.58	$1.76
Diluted net income per common share	$1.57	$1.76
Weighted average common shares outstanding:
Basic	76,278,453	75,921,282
Diluted	76,428,885	76,042,328

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(dollars in thousands)	Three months ended March 31,
	2024	2023
Net income	$123,944	$137,271
Other comprehensive gain (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	(3,103)	37,446
Change in fair value of cash flow hedges, net of tax	(19,646)	11,978
Accretion of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	(1,369)	(2,950)
Net gain on cash flow hedges reclassified from other comprehensive income into net income, net of tax	(2,472)	(2,476)
Total other comprehensive gain (loss), net of tax	(26,590)	43,998
Total comprehensive income	$97,354	$181,269

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(dollars and shares in thousands)	Preferred Stock Amount	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts
Balance at December 31, 2022	$217,126	76,454	$76,454	$3,074,867	$2,341,706	$(190,761)	$5,519,392
Exercise of employee common stock options & related tax benefits	—	40	40	920	—	—	960
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,173)	—	(17,173)
Issuance of restricted common shares, net of forfeitures	—	193	193	(193)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(41)	(41)	(3,035)	—	—	(3,076)
Issuance of common stock pursuant to restricted stock unit (RSU) and performance stock unit (PSU) agreements, net of shares withheld for taxes & related tax benefits	—	93	93	(3,738)	—	—	(3,645)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	10,199	—	—	10,199
Net income	—	—	—	—	137,271	—	137,271
Other comprehensive income	—	—	—	—	—	43,998	43,998
Balance at March 31, 2023	$217,126	76,739	$76,739	$3,079,020	$2,458,006	$(146,763)	$5,684,128

	Preferred Stock Amount	Common Stock				Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts	Additional Paid-in Capital	Retained Earnings
Balance at December 31, 2023	$217,126	76,767	$76,767	$3,109,493	$2,784,927	$(152,525)	$6,035,788
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,269)	—	(17,269)
Issuance of restricted common shares, net of forfeitures	—	190	190	(190)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(49)	(49)	(4,088)	—	—	(4,137)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes & related tax benefits	—	311	311	(14,738)	—	—	(14,427)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	10,340	—	—	10,340
Net income	—	—	—	—	123,944	—	123,944
Other comprehensive loss	—	—	—	—	—	(26,590)	(26,590)
Balance at March 31, 2024	$217,126	77,219	$77,219	$3,100,817	$2,887,804	$(179,115)	$6,103,851

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollars in thousands)	Three months ended March 31,
	2024	2023
Operating activities:
Net income	$123,944	$137,271
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	14,030	15,110
Depreciation, amortization and accretion	23,096	20,429
Provision for credit losses	34,497	18,767
Gain on mortgage loans sold, net	(2,879)	(2,053)
Gain on other equity investments, net	(2,882)	(2,360)
Stock-based compensation expense	10,340	10,199
Deferred tax expense	10,209	20,690
Losses on dispositions of other real estate and other investments	56	47
Income from equity method investment	(16,035)	(19,079)
Dividends received from equity method investment	3,601	23,961
Excess tax benefit from stock compensation	(2,414)	(277)
Gain on commercial loans sold, net	(186)	(53)
Commercial loans held for sale originated	(51,031)	(106,007)
Commercial loans held for sale sold	54,429	104,066
Consumer loans held for sale originated	(466,061)	(299,238)
Consumer loans held for sale sold	468,570	284,770
Decrease (increase) in other assets	(34,471)	44,525
Increase in other liabilities	30,470	109,102
Net cash provided by operating activities	197,283	359,870
Investing activities:
Activities in securities available-for-sale:
Purchases	(165,236)	(223,495)
Maturities, prepayments and calls	39,236	29,216
Activities in securities held-to-maturity:
Maturities, prepayments and calls	5,917	17,883
Net decrease in securities purchased under agreements to resell	3,987	3,404
Increase in loans, net	(505,746)	(1,266,114)
Purchases of software, premises and equipment	(17,316)	(35,513)
Proceeds from sales of software, premises and equipment	129	418
Proceeds from sale of other real estate	1,549	253
Proceeds from bank owned life insurance settlements	1,622	—
Proceeds from bank owned life insurance surrender	141,308	—
Purchase of FHLB stock, net	(11,420)	(37,065)
Increase in other investments, net	(29,730)	(52,148)
Net cash used in investing activities	(535,700)	(1,563,161)
Financing activities:
Net increase in deposits	862,224	1,217,323
Net decrease in securities sold under agreements to repurchase	(8,071)	(45,133)
Federal Home Loan Bank: Advances	450,000	2,175,000
Federal Home Loan Bank: Repayments/maturities	(450,000)	(475,000)
Principal payments of finance lease obligation	(93)	(73)
Issuance of common stock pursuant to RSA, RSU and PSU agreements, net of shares withheld for taxes	(14,427)	(3,645)
Exercise of common stock options, net of shares surrendered for taxes	(4,137)	(2,116)
Common stock dividends paid	(17,269)	(17,173)
Preferred stock dividends paid	(3,798)	(3,798)
Net cash provided by financing activities	814,429	2,845,385
Net increase in cash, cash equivalents, and restricted cash	476,012	1,642,094
Cash, cash equivalents, and restricted cash, beginning of period	2,230,349	1,177,382
Cash, cash equivalents, and restricted cash, end of period	$2,706,361	$2,819,476
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a financial holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue) and BNC Bancorp (BNC) on July 31, 2015, September 1, 2015, July 1, 2016 and June 16, 2017, respectively. Pinnacle Bank completed its acquisitions of Advocate Capital, Inc. (Advocate Capital) and JB&B Capital, LLC (JB&B) on July 2, 2019 and March 1, 2022, respectively. Pinnacle Bank also holds a 49% interest in Bankers Healthcare Group, LLC (BHG), a company that primarily serves as a full-service commercial loan provider to healthcare providers and other skilled professionals for business purposes but also makes consumer loans for various purposes. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance, and comprehensive wealth management services, in several primarily urban markets and their surrounding communities.

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2023 (2023 10-K).

These unaudited consolidated financial statements include the accounts of Pinnacle Financial and its wholly-owned subsidiaries. Certain statutory trust affiliates of Pinnacle Financial, as noted in Note 11. Other Borrowings, are included in these unaudited consolidated financial statements pursuant to the equity method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation.

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

Mortgage Servicing Rights — On March 31, 2024, Pinnacle Financial recognized a mortgage servicing asset totaling $11.8 million related to a commercial mortgage loan portfolio. Upon the sale of these commercial loans, the rights to service loans (MSRs) are capitalized and represent the fair value of future net servicing fees from servicing activities associated with these commercial mortgage loans. Pinnacle Financial has elected to account for this class of MSRs under the fair value measurement method. Under this method, capitalized MSRs will be recorded in other assets in the accompanying consolidated balance sheet with changes in the fair value of the MSRs for each period presented recorded in other noninterest income in the accompanying consolidated statement of income.

MSRs are recorded at fair value utilizing a number of assumptions, including prepayment speeds, interest rates, discount rates and other economic factors. Changes in the underlying assumptions could materially affect the fair value of MSRs. The value of servicing rights is initially measured using a discounted cash flow model. All servicing rights capitalized have involved the retention of servicing rights only; Pinnacle Financial does not retain residual interest, "first loss" obligations, or other similar on-going financial interests in the loans it sells to third parties, nor has Pinnacle Financial participated in any securitizations with any special purpose entities with respect to these MSRs.

Except for recovery of amounts invested in acquiring servicing rights, servicing mortgage loans for others does not generally impose significant financial risks to the servicer. There are, however, certain investors for whom servicing does involve some risk of loss. For example, servicing Federal Housing Administration insured or Veterans Administration guaranteed loans can result in the servicer advancing principal and interest payments for delinquent borrowers, or incurring a shortfall in the total amount of principal collected under certain foreclosure circumstances.

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	For the three months ended March 31,
	2024	2023
Cash Transactions:
Interest paid	$341,042	$181,254
Income taxes paid, net	1,216	5,121
Operating lease payments	9,142	4,700
Noncash Transactions:
Loans charged-off to the allowance for credit losses	20,832	14,022
Loans foreclosed upon and transferred to other real estate owned	435	150
Right-of-use asset recognized during the period in exchange for lease obligations	5,673	3,603

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

The following is a summary of the basic and diluted net income per common share calculations for the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

	Three months ended March 31,
	2024	2023
Basic net income per common share calculation:
Numerator - Net income available to common shareholders	$120,146	$133,473

Denominator - Weighted average common shares outstanding	76,278	75,921
Basic net income per common share	$1.58	$1.76
Diluted net income per common share calculation:
Numerator - Net income available to common shareholders	$120,146	$133,473

Denominator - Weighted average common shares outstanding	76,278	75,921
Dilutive common shares contingently issuable	151	121
Weighted average diluted common shares outstanding	76,429	76,042
Diluted net income per common share	$1.57	$1.76

Recently Adopted Accounting Pronouncements — In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was initially effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. Pinnacle Financial implemented a transition plan to identify and convert its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. Pinnacle Financial has moved the substantially all of its LIBOR-based loans to its preferred replacement index, a Secured Overnight Financing Rate (SOFR) based index as of March 31, 2024. For Pinnacle Financial's currently outstanding LIBOR-based loans, the timing and manner in which each customer's interest rate transitions to a replacement index will vary on a case-by-case basis and should occur at the next repricing date for these loans.

In June 2022, the FASB issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance in ASC 820 when measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of an equity security. This update also requires specific disclosures related to these types of securities. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Pinnacle Financial adopted ASU 2022-03 on January 1, 2024 and it did not have a material impact on Pinnacle Financial's accounting or disclosures.

In March 2023, the FASB issued Accounting Standards Update 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which permits the use of the proportional amortization method of accounting for tax equity investments if certain conditions are met. A reporting entity makes the accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity or individual investment level. The amendments require specific disclosures that must be applied to all investments that generate tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Pinnacle Financial adopted ASU 2023-02 on January 1, 2024 and it did not have a material impact on Pinnacle Financial's accounting or disclosures.

Newly Issued Not Yet Effective Accounting Standards — In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends the guidance for income tax disclosures to include certain required disclosures related to tax rate reconciliations, including certain categories of expense requiring disclosure, income taxes paid, including disclosure of taxes paid disaggregated by nation, state, and foreign taxes, and other disclosures for disaggregation of income before income tax expense (or benefit) and income tax expense (or benefit) by domestic and foreign allocation. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. Early adoption is permitted. An entity should apply ASU 2023-09 on a prospective basis once adopted with retrospective application permitted. Pinnacle Financial is assessing ASU 2023-09 and its potential impact on its accounting and disclosures.

Other than those pronouncements discussed above and those which have been recently adopted, Pinnacle Financial does not believe there were any other recently issued accounting pronouncements that may materially impact its consolidated financial statements.

Subsequent Events — ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after March 31, 2024 through the date of the issued financial statements with no subsequent events being noted as of the date of this filing.

Note 2. Equity method investment

A summary of BHG's financial position as of March 31, 2024 and December 31, 2023 and results of operations as of and for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	As of
	March 31, 2024	December 31, 2023
Assets	$3,948,225	$4,304,835

Liabilities	3,369,034	3,749,821
Equity interests	579,191	555,014
Total liabilities and equity	$3,948,225	$4,304,835

	For the three months ended March 31,
	2024	2023
Revenues	$277,260	$301,951
Net income	$32,803	$46,643

At March 31, 2024, technology, trade name and customer relationship intangibles associated with Pinnacle Bank's investment in BHG, net of related amortization, totaled $5.9 million compared to $6.0 million as of December 31, 2023. Amortization expense of $59,000 was included for the three months ended March 31, 2024 compared to $87,000 for the same period in the prior year. Accretion income of $39,000 was included in the three months ended March 31, 2024 compared to $95,000 for the same period in the prior year.

During the three months ended March 31, 2024, Pinnacle Bank received dividends of $3.6 million from BHG compared to $24.0 million received during the three months ended March 31, 2023. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. During the three months ended March 31, 2024 and 2023, Pinnacle Bank purchased no loans from BHG. At March 31, 2024 and December 31, 2023, there were $245.8 million and $263.0 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. These loans were purchased from BHG by Pinnacle Bank at par whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.50% and 6.00% per annum.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2024 and December 31, 2023 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024:
Securities available-for-sale:
U.S. Treasury securities	$877,149	$21	$4,379	$872,791
U.S. Government agency securities	316,289	20	27,476	288,833
Mortgage-backed securities	1,095,839	544	126,171	970,212
State and municipal securities	1,620,208	26,568	53,993	1,592,783
Asset-backed securities	230,109	452	8,893	221,668
Corporate notes and other	474,229	52	41,850	432,431
	$4,613,823	$27,657	$262,762	$4,378,718

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024:
Securities held-to-maturity:
U.S. Treasury securities	$90,199	$—	$3,415	$86,784
U.S. Government agency securities	364,898	—	20,355	344,543
Mortgage-backed securities	378,228	175	39,134	339,269
State and municipal securities	1,878,776	2,783	180,516	1,701,043
Asset-backed securities	197,511	49	12,429	185,131
Corporate notes and other	85,225	—	8,936	76,289
	$2,994,837	$3,007	$264,785	$2,733,059
Allowance for credit losses - securities held-to-maturity	(1,708)
Securities held-to-maturity, net of allowance for credit losses	$2,993,129

December 31, 2023:
Securities available-for-sale:
U.S. Treasury securities	$907,990	$2	$14,580	$893,412
U.S. Government agency securities	284,607	—	21,877	262,730
Mortgage-backed securities	1,071,963	444	125,017	947,390
State and municipal securities	1,604,874	26,129	45,108	1,585,895
Asset-backed securities	201,577	338	10,280	191,635
Corporate notes and other	477,761	69	41,362	436,468
	$4,548,772	$26,982	258,224	$4,317,530
Securities held-to-maturity:
U.S Treasury securities	$90,309	$—	$3,840	$86,469
U.S. Government agency securities	364,769	—	19,187	345,582
Mortgage-backed securities	382,100	637	34,900	347,837
State and municipal securities	1,886,459	6,079	159,027	1,733,511
Asset-backed securities	198,418	—	14,228	184,190
Corporate notes	86,009	—	8,414	77,595
	$3,008,064	$6,716	$239,596	$2,775,184
Allowance for credit losses - securities held-to-maturity	(1,707)
Securities held-to-maturity, net of allowance for credit losses	$3,006,357

During the quarters ended March 31, 2022, March 31, 2020 and September 30, 2018, Pinnacle Financial transferred, at fair value, $1.1 billion, $873.6 million and $179.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax losses of $1.5 million, net unrealized after tax gains of $69.0 million and net unrealized after tax losses of $2.2 million, respectively, on these transferred securities remained in accumulated other comprehensive income (loss) and are being amortized over the remaining life of the transferred securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. At March 31, 2024, approximately $2.0 billion of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At March 31, 2024, repurchase agreements comprised of secured borrowings totaled $201.4 million and were secured by $201.4 million of pledged U.S. government agency securities, mortgage-backed securities, municipal securities, asset-backed securities and corporate notes. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to the customers with whom it has entered into the repurchase agreements for the customers to remain adequately secured.

The amortized cost and fair value of debt securities as of March 31, 2024 by contractual maturity is shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
March 31, 2024:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$27,863	$29,143	$95,418	$92,840
Due in one year to five years	241,765	236,003	372,318	347,867
Due in five years to ten years	506,600	462,247	91,872	84,791
Due after ten years	2,511,647	2,459,445	1,859,490	1,683,161
Mortgage-backed securities	1,095,839	970,212	378,228	339,269
Asset-backed securities	230,109	221,668	197,511	185,131
	$4,613,823	$4,378,718	$2,994,837	$2,733,059

At March 31, 2024 and December 31, 2023, the following available-for-sale securities had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2024
U.S. Treasury securities	$669,265	$3,780	$130,101	$599	$799,366	$4,379
U.S. Government agency securities	1,428	13	286,532	27,463	287,960	27,476
Mortgage-backed securities	43,474	615	799,688	125,556	843,162	126,171
State and municipal securities	254,269	2,053	500,627	51,940	754,896	53,993
Asset-backed securities	39,732	91	120,109	8,802	159,841	8,893
Corporate notes	26,183	1,099	375,259	40,751	401,442	41,850
Total temporarily-impaired securities	$1,034,351	$7,651	$2,212,316	$255,111	$3,246,667	$262,762

At December 31, 2023
U.S. Treasury securities	$693,621	$11,651	$192,500	$2,929	$886,121	$14,580
U.S. Government agency securities	14,989	11	247,648	21,866	262,637	21,877
Mortgage-backed securities	72,907	1,518	828,251	123,499	901,158	125,017
State and municipal securities	185,108	908	449,212	44,200	634,320	45,108
Asset-backed securities	42,207	254	122,469	10,026	164,676	10,280
Corporate notes	12,679	7	403,882	41,355	416,561	41,362
Total temporarily-impaired securities	$1,021,511	$14,349	$2,243,962	$243,875	$3,265,473	$258,224

The applicable dates for determining when available-for-sale securities were in an unrealized loss position were March 31, 2024 and December 31, 2023. As such, it is possible that an available-for-sale security had a market value less than its amortized cost on other days during the twelve-month periods ended March 31, 2024 and December 31, 2023, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at March 31, 2024, Pinnacle Financial had approximately $262.8 million in unrealized losses on approximately $3.2 billion of available-for-sale securities. For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial currently does not intend to sell those available-for-sale securities that have an unrealized loss at March 31, 2024, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value of available-for-sale securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with available-for-sale securities at March 31, 2024 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at March 31, 2024. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type. Pinnacle Financial has a zero loss expectation for U.S. treasury securities in addition to U.S. Government agency securities and mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. Credit losses on held-to-maturity state and municipal securities and corporate notes and other securities are estimated using third-party probability of default and loss given default models driven primarily by macroeconomic factors over a reasonable and supportable period of twenty-four months with an eight month reversion to average loss factors. At both March 31, 2024 and December 31, 2023, the estimated allowance for credit losses on these held-to-maturity securities was $1.7 million.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At March 31, 2024, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. During the three months ended March 31, 2024 and 2023, no available-for-sale securities were sold.

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

Loans at March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Commercial real estate:
Owner occupied	$4,044,973	$4,044,896
Non-owner occupied	8,063,642	7,535,494
Consumer real estate – mortgage	4,828,416	4,851,531
Construction and land development	3,818,334	4,041,081
Commercial and industrial	11,893,198	11,666,691
Consumer and other	514,310	536,398
Subtotal	$33,162,873	$32,676,091
Allowance for credit losses	(371,337)	(353,055)
Loans, net	$32,791,536	$32,323,036

Commercial loans receive risk ratings assigned by a financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes that are less than those of the other defined risk categories further described below. Pinnacle Financial believes its categories follow those used by Pinnacle Bank's primary regulators. At March 31, 2024, approximately 79.6% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

Risk ratings are subject to continual review by a financial advisor and a senior credit officer. At least annually, Pinnacle Financial's credit procedures require that every risk rated loan of $1.5 million or more be subject to a formal credit risk review process. Each loan's risk rating is also subject to review by Pinnacle Financial's independent loan review department, which reviews a substantial portion of Pinnacle Financial's risk rated portfolio annually. Included in the coverage are independent reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies.

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

The following tables present loan balances classified within each risk rating category by primary loan type and year of origination or most recent renewal as of March 31, 2024 and December 31, 2023, as well as the gross loan charge-offs by primary loan type and year of origination or most recent renewal for the three months ended March 31, 2024 (in thousands):

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
March 31, 2024
Commercial real estate - owner occupied
Pass	$125,532	$777,221	$1,095,086	$836,473	$475,646	$570,092	$61,145	$3,941,195
Special Mention	10,785	1,534	28,271	7,954	17,863	13,292	—	79,699
Substandard (1)	—	—	9,275	3,244	83	770	—	13,372
Substandard-nonaccrual	—	6,331	553	1,833	1,083	907	—	10,707
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$136,317	$785,086	$1,133,185	$849,504	$494,675	$585,061	$61,145	$4,044,973
Current period gross charge-offs	$—	—	—	—	—	(94)	—	$(94)

Commercial real estate - non-owner occupied
Pass	$392,120	$1,251,928	$2,767,542	$1,985,325	$653,531	$758,134	$112,795	$7,921,375
Special Mention	11,229	—	29,956	—	24,103	6,689	—	71,977
Substandard (1)	—	13,483	2,962	—	—	1,246	—	17,691
Substandard-nonaccrual	13,298	—	127	38,180	—	473	521	52,599
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - non-owner occupied	$416,647	$1,265,411	$2,800,587	$2,023,505	$677,634	$766,542	$113,316	$8,063,642
Current period gross charge-offs	$—	—	—	(2,000)	—	—	—	$(2,000)

Consumer real estate – mortgage
Pass	$61,138	$554,848	$957,384	$1,036,933	$434,418	$502,025	$1,258,040	$4,804,786
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	1,825	3,462	3,685	2,033	11,545	1,080	23,630
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$61,138	$556,673	$960,846	$1,040,618	$436,451	$513,570	$1,259,120	$4,828,416
Current period gross charge-offs	$—	—	(308)	(120)	(134)	(61)	—	$(623)

Construction and land development
Pass	$233,531	$985,950	$1,904,713	$620,421	$11,167	$10,104	$44,491	$3,810,377
Special Mention	220	1,796	326	—	4,914	—	—	7,256
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	—	594	—	25	82	—	701
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$233,751	$987,746	$1,905,633	$620,421	$16,106	$10,186	$44,491	$3,818,334
Current period gross charge-offs	$—	—	—	—	—	—	—	$—

Commercial and industrial
Pass	$1,096,498	$2,727,037	$2,165,936	$1,076,829	$303,099	$339,780	$3,877,845	$11,587,024
Special Mention	6,281	59,021	42,005	12,148	547	1,956	67,801	189,759
Substandard (1)	23,258	4,118	1,101	24,743	17	8,981	33,658	95,876
Substandard-nonaccrual	363	7,088	6,593	1,967	87	1,100	3,341	20,539
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$1,126,400	$2,797,264	$2,215,635	$1,115,687	$303,750	$351,817	$3,982,645	$11,893,198
Current period gross charge-offs	$—	(3,605)	(4,613)	(1,723)	(577)	(135)	(4,155)	$(14,808)

Consumer and other
Pass	$100,530	$34,351	$25,425	$60,954	$33,893	$981	$258,027	$514,161
Special Mention	—	—	—	—	—	—	—	—

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	—	—	73	—	3	73	149
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$100,530	$34,351	$25,425	$61,027	$33,893	$984	$258,100	$514,310
Current period gross charge-offs	$—	(158)	(68)	(995)	(581)	(25)	(1,480)	$(3,307)

Total loans
Pass	$2,009,349	$6,331,335	$8,916,086	$5,616,935	$1,911,754	$2,181,116	$5,612,343	$32,578,918
Special Mention	28,515	62,351	100,558	20,102	47,427	21,937	67,801	348,691
Substandard (1)	23,258	17,601	13,338	27,987	100	10,997	33,658	126,939
Substandard-nonaccrual	13,661	15,244	11,329	45,738	3,228	14,110	5,015	108,325
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$2,074,783	$6,426,531	$9,041,311	$5,710,762	$1,962,509	$2,228,160	$5,718,817	$33,162,873
Current period gross charge-offs	$—	(3,763)	(4,989)	(4,838)	(1,292)	(315)	(5,635)	$(20,832)

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
December 31, 2023
Commercial real estate - owner occupied
Pass	$785,834	$1,123,425	$871,389	$502,260	$267,595	$357,339	$56,680	$3,964,522
Special Mention	1,595	37,324	5,300	2,252	5,306	4,701	—	56,478
Substandard (1)	5,528	9,331	3,262	1,145	568	610	—	20,444
Substandard-nonaccrual	1,781	615	686	53	—	317	—	3,452
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$794,738	$1,170,695	$880,637	$505,710	$273,469	$362,967	$56,680	$4,044,896

Commercial real estate - non-owner occupied
Pass	$1,304,109	$2,682,275	$1,737,275	$713,979	$505,767	$370,420	$107,841	$7,421,666
Special Mention	—	30,229	—	6,745	216	5,335	—	42,525
Substandard (1)	25,723	2,969	—	—	1,195	73	—	29,960
Substandard-nonaccrual	—	153	40,180	—	—	489	521	41,343
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - non-owner occupied	$1,329,832	$2,715,626	$1,777,455	$720,724	$507,178	$376,317	$108,362	$7,535,494

Consumer real estate – mortgage
Pass	$573,120	$976,006	$1,056,720	$448,420	$207,790	$318,505	$1,253,091	$4,833,652
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	688	2,265	2,951	2,525	5,265	3,671	514	17,879
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$573,808	$978,271	$1,059,671	$450,945	$213,055	$322,176	$1,253,605	$4,851,531

Construction and land development
Pass	$1,153,137	$1,930,062	$884,060	$12,102	$5,580	$6,369	$41,886	$4,033,196
Special Mention	2,728	—	—	4,467	—	—	—	7,195
Substandard (1)	—	—	—	—	—	82	—	82
Substandard-nonaccrual	—	608	—	—	—	—	—	608
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$1,155,865	$1,930,670	$884,060	$16,569	$5,580	$6,451	$41,886	$4,041,081

Commercial and industrial
Pass	$3,778,326	$2,103,473	$1,127,096	$325,176	$215,158	$142,806	$3,753,575	$11,445,610
Special Mention	11,125	22,806	12,457	532	144	1,847	45,025	93,936
Substandard (1)	10,142	2,243	25,311	145	359	9,028	60,986	108,214
Substandard-nonaccrual	10,436	4,193	1,583	409	359	735	1,215	18,930
Doubtful-nonaccrual	—	—	—	1	—	—	—	1

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Total Commercial and industrial	$3,810,029	$2,132,715	$1,166,447	$326,263	$216,020	$154,416	$3,860,801	$11,666,691

Consumer and other
Pass	$136,809	$28,774	$66,126	$37,015	$541	$656	$266,402	$536,323
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	—	—	—	—	—	75	75
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$136,809	$28,774	$66,126	$37,015	$541	$656	$266,477	$536,398

Total loans
Pass	$7,731,335	$8,844,015	$5,742,666	$2,038,952	$1,202,431	$1,196,095	$5,479,475	$32,234,969
Special Mention	15,448	90,359	17,757	13,996	5,666	11,883	45,025	200,134
Substandard (1)	41,393	14,543	28,573	1,290	2,122	9,793	60,986	158,700
Substandard-nonaccrual	12,905	7,834	45,400	2,987	5,624	5,212	2,325	82,287
Doubtful-nonaccrual	—	—	—	1	—	—	—	1
Total loans	$7,801,081	$8,956,751	$5,834,396	$2,057,226	$1,215,843	$1,222,983	$5,587,811	$32,676,091

(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding loan modifications made to borrowers experiencing financial difficulty. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $94.2 million at March 31, 2024, compared to $127.4 million at December 31, 2023.

The table below presents the aging of past due balances by loan segment at March 31, 2024 and December 31, 2023 (in thousands):

March 31, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans
Commercial real estate:
Owner occupied	$3,538	$6,231	$2,601	$12,370	$4,032,603	$4,044,973
Non-owner occupied	616	700	38,654	39,970	8,023,672	8,063,642
Consumer real estate – mortgage	16,928	5,327	6,755	29,010	4,799,406	4,828,416
Construction and land development	1,342	384	107	1,833	3,816,501	3,818,334
Commercial and industrial	16,667	7,202	20,120	43,989	11,849,209	11,893,198
Consumer and other	3,792	1,895	1,151	6,838	507,472	514,310
Total	$42,883	$21,739	$69,388	$134,010	$33,028,863	$33,162,873

December 31, 2023
Commercial real estate:
Owner occupied	$1,671	$507	$3,398	$5,576	$4,039,320	$4,044,896
Non-owner occupied	40,577	489	153	41,219	7,494,275	7,535,494
Consumer real estate – mortgage	21,585	1,352	10,824	33,761	4,817,770	4,851,531
Construction and land development	621	28	608	1,257	4,039,824	4,041,081
Commercial and industrial	14,197	28,221	16,890	59,308	11,607,383	11,666,691
Consumer and other	5,286	1,868	1,496	8,650	527,748	536,398
Total	$83,937	$32,465	$33,369	$149,771	$32,526,320	$32,676,091

The following table details the changes in the allowance for credit losses for the three months ended March 31, 2024 and 2023, respectively, by loan classification (in thousands):

	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Three months ended March 31, 2024:
Balance at December 31, 2023	$28,690	$57,687	$71,354	$39,142	$148,212	$7,970	$353,055
Charged-off loans	(94)	(2,000)	(623)	—	(14,808)	(3,307)	(20,832)
Recovery of previously charged-off loans	17	14	244	7	2,822	1,513	4,617
Provision for credit losses on loans	1,077	16,880	4,839	(5,415)	14,946	2,170	34,497
Balance at March 31, 2024	$29,690	$72,581	$75,814	$33,734	$151,172	$8,346	$371,337
Three months ended March 31, 2023:
Balance at December 31, 2022	$26,617	$40,479	$36,536	$36,114	$144,353	$16,566	$300,665
Charged-off loans	—	—	(130)	—	(10,649)	(3,243)	(14,022)
Recovery of previously charged-off loans	8	30	671	221	3,711	2,091	6,732
Provision for credit losses on loans	(3,027)	1,405	2,083	1,264	16,214	2,527	20,466
Balance at March 31, 2023	$23,598	$41,914	$39,160	$37,599	$153,629	$17,941	$313,841

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

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. A reasonable and supportable period of fifteen months was utilized for all loan segments at March 31, 2024 and December 31, 2023, followed by a twelve month straight line reversion to long term averages at each measurement date.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, as of March 31, 2024 and December 31, 2023 (in thousands):

	Real Estate	Business Assets	Other	Total
March 31, 2024
Commercial real estate:
Owner occupied	$23,726	$—	$—	$23,726
Non-owner occupied	68,615	—	—	68,615
Consumer real estate – mortgage	26,055	—	—	26,055
Construction and land development	759	—	—	759
Commercial and industrial	—	38,056	551	38,607
Consumer and other	—	—	65	65
Total	$119,155	$38,056	$616	$157,827
December 31, 2023
Commercial real estate:
Owner occupied	$22,284	$—	$—	$22,284
Non-owner occupied	69,577	—	—	69,577
Consumer real estate – mortgage	20,389	—	—	20,389
Construction and land development	668	—	—	668
Commercial and industrial	—	31,625	552	32,177
Consumer and other	—	—	—	—
Total	$112,918	$31,625	$552	$145,095

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

In some cases, a loan restructuring will result in providing multiple types of modifications. Typically, one type of modification, such as a payment delay or term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness or an interest rate reduction, may be granted. Additionally, multiple types of modifications may be made on the same loan within the current reporting period. Such a combination is at least two of the following: a payment delay, term extension, principal forgiveness, and interest rate reduction. Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023, disaggregated by class of loans and type of modification granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty (in thousands):

Three months ended March 31, 2024
Term Extension
	Amortized Cost Basis	% of Total Loan Type	Financial Effect

Commercial real estate:
Owner occupied	$—	—
Non-owner occupied	—	—
Consumer real estate – mortgage	—	—
Construction and land development	—	—
Commercial and industrial	19,208	0.16%	Added a weighted average 0.41 years to the term of the modified loans
Consumer and other	—	—
Total	$19,208

Three months ended March 31, 2023
Payment Delay
	Amortized Cost Basis	% of Total Loan Type	Financial Effect

Commercial real estate:
Owner occupied	$—	—
Non-owner occupied	—	—
Consumer real estate – mortgage	—	—
Construction and land development	—	—
Commercial and industrial	2,403	0.02%	Provided a 90 day forbearance period for payoff
Consumer and other	—	—
Total	$2,403

The following table shows loans that experienced a payment default during the three months ended March 31, 2024, subsequent to being granted a modification in the prior twelve months.

	Three months ended March 31, 2024
	Payment Delay	Term Extension	Combination¹	Total
Commercial real estate:
Owner occupied	$—	$5,529	$—	$5,529
Non-owner occupied	13,298	—	—	13,298
Consumer real estate – mortgage	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer and other	—	—	—	—
Total	$13,298	$5,529	$—	$18,827
(¹) The combination includes payment delay, term extension, and an interest rate reduction.

The table below presents the aging of past due balances as of March 31, 2024 of loans made to borrowers experiencing financial difficulty that were modified in the previous twelve months:

March 31, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Current	Total loans
Commercial real estate:
Owner occupied	$—	$5,529	$—	$—	$5,529
Non-owner occupied	—	—	—	26,780	26,780
Consumer real estate – mortgage	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	3,226	19,209	22,435
Consumer and other	—	—	—	—	—
Total	$—	$5,529	$3,226	$45,989	$54,744

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at March 31, 2024 and December 31, 2023. Also presented is the balance of loans on nonaccrual status at March 31, 2024 for which there was no related allowance for credit losses recorded (in thousands):

	March 31, 2024			December 31, 2023
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner occupied	$10,707	$5,888	$—	$3,452	$122	$—
Non-owner occupied	52,599	13,771	—	41,343	40,669	—
Consumer real estate – mortgage	23,630	—	—	17,879	—	781
Construction and land development	701	—	—	608	—	—
Commercial and industrial	20,539	3,556	4,124	18,931	519	3,802
Consumer and other	149	—	1,149	75	—	1,421
Total	$108,325	$23,215	$5,273	$82,288	$41,310	$6,004

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three months ended March 31, 2024 and 2023, respectively. Had these loans been on accruing status, an additional $2.6 million and $1.1 million of interest income would have been recognized for the three months ended March 31, 2024 and 2023, respectively. Approximately $31.2 million and $7.9 million of nonaccrual loans were performing pursuant to their contractual terms as of March 31, 2024 and December 31, 2023, respectively.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at March 31, 2024 with the comparative exposures for December 31, 2023 (in thousands):

	March 31, 2024
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2023
Lessors of nonresidential buildings	$4,784,990	$1,134,125	$5,919,115	$5,916,335
Lessors of residential buildings	2,164,633	967,350	3,131,983	3,179,041
New Housing For-Sale Builders	603,969	746,691	1,350,660	1,396,653
Music Publishers	839,813	438,738	1,278,551	1,219,781

Among other data, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At March 31, 2024 and December 31, 2023, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 77.5% and 84.2%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 258.0% and 259.0% as of March 31, 2024 and December 31, 2023, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. At March 31, 2024, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate monitoring of its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds.

At March 31, 2024, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $37.6 million to current directors, executive officers, and their related interests, of which $34.4 million had been drawn upon. At December 31, 2023, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $37.7 million to directors, executive officers, and their related interests, of which approximately $34.7 million had been drawn upon. All loans to directors, executive officers, and their related interests were performing in accordance with contractual terms at March 31, 2024 and December 31, 2023.

Loans Held for Sale

At March 31, 2024, Pinnacle Financial had approximately $6.1 million in commercial loans held for sale compared to $9.3 million at December 31, 2023. These include commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers. Also included are commercial loans originated for sale to BHG as part of BHG's alternative financing portfolio.

At March 31, 2024, Pinnacle Financial had approximately $76.9 million in consumer loans held for sale, excluding mortgage loans, compared to $84.0 million at December 31, 2023. These include consumer loans originated for sale to BHG as part of BHG's alternative financing portfolio.

At March 31, 2024, Pinnacle Financial had approximately $27.7 million of mortgage loans held-for-sale compared to approximately $20.2 million at December 31, 2023. Total mortgage loan volumes sold during the three months ended March 31, 2024 were approximately $148.6 million compared to approximately $120.1 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, Pinnacle Financial recognized $2.9 million in gains on the sale of these loans, net of commissions paid, compared to $2.1 million during the three months ended March 31, 2023.

These residential mortgage loans held-for-sale are originated internally and are primarily to borrowers in Pinnacle Bank's geographic markets. These sales are typically on a mandatory basis to investors that follow conventional government sponsored entities and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs guidelines.

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $8.8 million at March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, Pinnacle Financial paid $3,000 in taxes related to state income tax filings for tax years prior to 2024. During the three months ended March 31, 2023, Pinnacle Financial paid $4.2 million in taxes related to state income tax filings for tax years prior to 2023.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest and penalties were recognized during the three months ended March 31, 2024 and March 31, 2023.

Pinnacle Financial's effective tax rate for the three months ended March 31, 2024 was 18.1% compared to 19.8% for the three months ended March 31, 2023. The difference between the effective tax rate and the federal and state income tax statutory rate of 25.00% at March 31, 2024 and 2023, respectively, is primarily due to investments in bank qualified municipal securities, tax benefits of Pinnacle Bank's real estate investment trust subsidiary, participation in the Tennessee Community Investment Tax Credit (CITC) program, and tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC premiums and non-deductible executive compensation.

Income tax expense is also impacted by the vesting of equity-based awards and the exercise of employee stock options, which as expense or benefit is recorded as a discrete item as a component of total income tax, the amount of which is dependent upon the change in the grant date fair value and the vest date fair value of the underlying award. For the three months ended March 31, 2024 and 2023, Pinnacle Financial recognized excess tax benefits of $2.4 million and $277,000, respectively, with respect to the vesting of equity-based awards and the exercise of employee stock options.

Note 6. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2024, these commitments amounted to $14.8 billion, of which approximately $1.9 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At March 31, 2024 and December 31, 2023, these commitments amounted to $349.5 million and $325.1 million, respectively.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At both March 31, 2024 and December 31, 2023, Pinnacle Financial had accrued reserves of $17.5 million for the inherent risks associated with these off-balance sheet commitments. There was no provision for these unfunded commitments for the three months ended March 31, 2024 as compared to a benefit of $2.0 million during the three months ended March 31, 2023.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolutions of these claims outstanding at March 31, 2024 are not expected to have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 7.  Equity Compensation

Pinnacle Financial's Amended and Restated 2018 Omnibus Equity Incentive Plan (2018 Plan) permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At March 31, 2024, there were approximately 712,000 shares available for issuance under the 2018 Plan. On April 23, 2024, Pinnacle Financial's common shareholders approved an amendment and restatement of the 2018 Plan that, among other things, authorized an additional 1,000,000 shares for issuance under the 2018 Plan.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the three months ended March 31, 2024 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2023	703,399	$77.68
Shares awarded	199,791
Restrictions lapsed and shares released to associates/directors	(164,428)
Shares forfeited	(10,095)
Unvested at March 31, 2024	728,667	$80.26

Pinnacle Financial has granted restricted share awards to associates (including certain members of executive management) and outside directors with time-based vesting criteria. Compensation expense associated with time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the three months ended March 31, 2024. The table reflects the life-to-date activity for these awards:

Grant year	Group (1)	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (4)	Shares unvested
Time Based Awards
2024	Associates (2)	5	189,901	10	15	2,199	187,677
Outside Director Awards (3)
2024	Outside directors	1	9,890	—	—	—	9,890

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
(3)Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapse on March 1, 2025 based on each individual board member meeting attendance goals for the various board and board committee meetings to which each member was scheduled to attend.
(4)These shares represent forfeitures resulting from recipients whose employment was terminated during the year-to-date period ended March 31, 2024. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Restricted Stock Unit Awards

A summary of activity for unvested restricted stock units for the three months ended March 31, 2024 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2023	102,877	$78.03
Shares awarded	57,480
Restrictions lapsed and shares released to associates	(49,185)
Shares forfeited	(658)
Unvested at March 31, 2024	110,514	$80.84

Pinnacle Financial grants restricted stock units to its Named Executive Officers (NEOs) and leadership team members with time-based vesting criteria. Compensation expense associated with time-based vesting restricted stock unit awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock unit grants that were made, grouped by similar vesting criteria, during the three months ended March 31, 2024. The table reflects the life-to-date activity for these awards:

Grant year	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (1)	Shares unvested
2024	3	57,480	—	—	180	57,300

(1)These shares represent forfeitures resulting from recipients whose employment was terminated during the year-to-date period ended March 31, 2024. Dividend equivalents are held in escrow for award recipients for dividends paid prior to the forfeiture restrictions lapsing. Such dividend equivalents are not released from escrow if an award is forfeited.

Performance Stock Unit Awards

The following table details the performance stock unit awards outstanding at March 31, 2024:

	Units Awarded
Grant year	NEOs (1)			Leadership Team other than NEOs	Applicable performance periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Period in which units to be settled into shares of common stock (2)
2024	80,211	—	192,499	53,710	2024-2026	0	0	2027
2023	103,136	—	247,515	61,673	2023-2025	0	0	2026
2022	56,465	—	135,514	32,320	2022-2024	0	0	2025
2022	—	—	230,000	—	2022-2024	0	1	2026
2020	136,137	—	204,220	59,648	2020	2	3	2025
					2021	2	2	2025
					2022	2	1	2025
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

During the three months ended March 31, 2024 and 2023, the restrictions associated with 435,881 and 111,108 performance stock unit awards previously granted, respectively, lapsed based on the terms of the underlying award agreements and approval by Pinnacle Financial's Human Resources and Compensation Committee, and were settled into shares of Pinnacle Financial common stock with 158,117 and 38,782 shares, respectively, being withheld to pay the taxes associated with the settlement of those shares.

Stock compensation expense related to restricted share awards, restricted stock unit awards and performance stock unit awards for the three months ended March 31, 2024 was $10.3 million compared to $10.2 million for the three months ended March 31, 2023. As of March 31, 2024, the total compensation cost related to unvested restricted share awards, restricted stock unit awards and performance stock unit awards estimated at maximum performance not yet recognized was $86.0 million. This expense, if the underlying units are earned, is expected to be recognized over a weighted-average period of 2.10 years.

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

Pinnacle Financial's derivative instruments with certain counterparties contain legally enforceable netting that allow multiple transactions to be settled into a single amount. The fair value hedge and interest rate swaps (swaps) assets and liabilities are presented at gross fair value before the application of bilateral collateral and master netting agreements, but after the initial margin posting and daily variation margin payments made with central clearinghouse organizations. Total fair value hedge and swaps assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of March 31, 2024 and December 31, 2023. The resulting net fair value hedge and swaps asset and liability fair values are included in other assets and other liabilities, respectively, on the consolidated balance sheets. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customers' transactions as of March 31, 2024 and December 31, 2023 is included in the following table (in thousands):

	March 31, 2024		December 31, 2023
	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Interest rate swap agreements:
Assets	$2,122,251	$82,743	$2,037,740	$66,462
Liabilities	2,122,251	(83,663)	2,037,740	(67,206)
Total	$4,244,502	$(920)	$4,075,480	$(744)

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At March 31, 2024 and December 31, 2023, there were no interest rate swap agreements designated as non-hedge derivatives cleared through clearing houses.

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the three months ended March 31, 2024 and 2023 were as follows (in thousands):

		Amount of Loss Recognized in Income
	Location of Loss Recognized in Income	Three Months Ended March 31,
		2024	2023
Interest rate swap agreements	Other noninterest income	$(178)	$(63)

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income (loss), net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. A summary of the cash flow hedge relationships as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

					March 31, 2024		December 31, 2023
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor - loans	Other assets	3.59	4.00%-4.50% minus USD-Term SOFR 1M	N/A	$875,000	$22,466	$875,000	$36,483
Interest rate collars - loans	Other assets	3.59	4.25%-4.75% minus USD-Term SOFR 1M	USD-Term SOFR 1M minus 6.75%-7.00%	875,000	23,463	875,000	38,314
					$1,750,000	$45,929	$1,750,000	$74,797

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three months ended March 31, 2024 and 2023 were as follows, net of tax (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Asset derivatives	2024	2023
Interest rate floors and collars - loans	$(19,646)	$11,978

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive income (loss) would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Gains on cash flow hedges totaling $2.5 million, net of tax, were reclassified from accumulated other comprehensive income (loss) into net income during the three months ended March 31, 2024 and 2023, respectively. Approximately $6.5 million in unrealized gains, net of tax, are expected to be reclassified from accumulated other comprehensive income (loss) into net income over the next twelve months related to previously terminated cash flow hedges.

Derivatives designated as fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. Pinnacle Financial utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable available-for-sale securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates or SOFR. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. Pinnacle Financial also utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on FHLB advances with payments beginning on various dates throughout 2024 and the first quarter of 2025.

A summary of Pinnacle Financial's fair value hedge relationships as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

					March 31, 2024		December 31, 2023
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Asset derivatives
Interest rate swaps - securities	Other assets	10.70	2.81%	Federal Funds/ SOFR	$2,112,139	$68,520	$543,061	$42,983
Interest rate swaps - borrowings	Other assets	N/A	N/A	N/A	—	—	750,000	3,654
Liability derivatives
Interest rate swaps - securities	Other liabilities	N/A	N/A	N/A	$—	$—	$1,569,078	$(1,275)
Interest rate swaps - borrowings	Other liabilities	3.48	5.33%	SOFR	1,175,000	(23,963)	425,000	(1,656)
					$3,287,139	$44,557	$3,287,139	$43,706

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At March 31, 2024 and December 31, 2023, the notional amount of fair value derivatives cleared through central clearing houses was $2.0 billion with a fair value that approximates zero due to $27.8 million and $4.0 million in variation margin payments.

Notional amounts of $392.2 million as of March 31, 2024 receive a variable rate of interest based on the daily compounded federal funds rate and notional amounts totaling $2.9 billion as of March 31, 2024 receive a variable rate of interest based on the daily compounded SOFR.

The effects of Pinnacle Financial's securities fair value hedge relationships on the income statement during the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
Securities		2024	2023
Interest rate swaps - securities	Interest income on securities	$26,812	$(31,685)
Securities available-for-sale	Interest income on securities	$(26,812)	$31,685
FHLB advances
Interest rate swaps - FHLB advances	Interest expense on FHLB advances and other borrowings	$(25,961)	$1,883
FHLB advances	Interest expense on FHLB advances and other borrowings	$25,961	$(1,883)

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at March 31, 2024 and December 31, 2023 (in thousands):

	Carrying Amount of the Hedged Assets/Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/Liabilities
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Line item on the balance sheet
Securities available-for-sale	$2,044,651	$2,074,621	$(68,520)	$(41,708)
Federal Home Loan Bank advances	$1,151,037	$1,173,002	$(23,963)	$(1,998)

During the three months ended March 31, 2024 and 2023, amortization expense totaling $104,000 and $210,000, respectively, related to previously terminated fair value hedges was recognized as a reduction to interest income on loans.

In April 2022, interest rates swaps designated as fair value hedges with notional amounts totaling $164.3 million and market values totaling $14.3 million were terminated. Approximately $986,000 in gains were recognized at the time of termination and the remaining $9.7 million at March 31, 2024 will be accreted as additional interest income on the previously hedged available-for-sale mortgage backed and municipal securities over the same period as existing purchase discounts or premiums on these securities.

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

Mortgage Servicing Rights – On March 31, 2024, Pinnacle Financial recognized a mortgage servicing asset totaling $11.8 million related to a commercial mortgage loan portfolio. Upon the sale of these commercial loans, the MSRs are capitalized and represent the fair value of future net servicing fees from servicing activities associated with these commercial mortgage loans. Pinnacle Financial has elected to account for this class of MSRs under the fair value measurement method. Fair value for MSRs is determined utilizing a discounted cash flow model which calculates the fair value of each servicing right based on the present value of the expected cash flows from servicing revenues less servicing costs of the portfolio. The valuation of MSRs uses assumptions market participants would use in determining fair value including, including prepayment speeds, interest rates, discount rates and other economic factors, which are considered significant unobservable inputs. Due to the nature of the inputs used in the valuation, MSRs are classified within Level 3 of the valuation hierarchy.

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

The following tables present financial instruments measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
March 31, 2024
Investment securities available-for-sale:
U.S. Treasury securities	$872,791	$—	$872,791	$—
U.S. Government agency securities	288,833	—	288,833	—
Mortgage-backed securities	970,212	—	970,212	—
State and municipal securities	1,592,783	—	1,592,451	332
Agency-backed securities	221,668	—	221,668	—
Corporate notes and other	432,431	—	419,579	12,852
Total investment securities available-for-sale	4,378,718	—	4,365,534	13,184
Other investments	184,372	—	22,137	162,235
Mortgage servicing rights	11,812	—	—	11,812
Other assets	209,530	—	209,530	—

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Total assets at fair value	$4,784,432	$—	$4,597,201	$187,231

Other liabilities	$118,698	$—	$118,698	$—
Total liabilities at fair value	$118,698	$—	$118,698	$—

December 31, 2023
Investment securities available-for-sale:
U.S. Treasury securities	$893,412	$—	$893,412	$—
U.S. Government agency securities	262,730	—	262,730	—
Mortgage-backed securities	947,390	—	947,390	—
State and municipal securities	1,585,895	—	1,585,416	479
Agency-backed securities	191,635	—	191,635	—
Corporate notes and other	436,468	—	436,468	—
Total investment securities available-for-sale	4,317,530	—	4,317,051	479
Other investments	179,487	—	22,347	157,140
Other assets	197,541	—	197,541	—
Total assets at fair value	$4,694,558	$—	$4,536,939	$157,619

Other liabilities	$79,068	$—	$79,068	$—
Total liabilities at fair value	$79,068	$—	$79,068	$—

The following table presents assets measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

March 31, 2024	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$2,766	$—	$—	$2,766
Collateral dependent loans (1)	88,685	—	—	88,685
Total	$91,451	$—	$—	$91,451

December 31, 2023
Other real estate owned	$3,937	$—	$—	$3,937
Collateral dependent loans (1)	52,167	—	—	52,167
Total	$56,104	$—	$—	$56,104

(1) The carrying values of collateral dependent loans at March 31, 2024 and December 31, 2023 are net of valuation allowances of $33.4 million and $18.6 million, respectively.

In the case of the available-for-sale investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. During the three months ended March 31, 2024, one available-for-sale security previously classified as Level 2 was transferred to Level 3 due to unobservable inputs becoming significant. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2023, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2024 and 2023 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three months ended March 31,
	2024			2023
	Available-for-sale securities	Other investments	Mortgage servicing rights	Available-for-sale securities	Other investments
Fair value, beginning of period	$479	$157,140	$—	$629	$130,982
Total realized gains (losses) included in income	13	(714)	11,812	1	2,360
Changes in unrealized gains/losses included in other comprehensive income (loss)	16	—	—	8	—
Transfers into Level 3	12,841	—	—	—	—
Purchases	—	7,467	—	—	9,202
Issuances	—	—	—	—	—
Settlements	(165)	(1,658)	—	(159)	(1,534)
Transfers out of Level 3	—	—	—	—	—
Fair value, end of period	$13,184	$162,235	$11,812	$479	$141,010
Total realized gains (losses) included in income	$13	$(714)	$11,812	$1	$2,360

The following tables present the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at March 31, 2024 and December 31, 2023. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

	Carrying Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
March 31, 2024
Financial assets:
Securities purchased with agreement to resell	$554,022	$459,206	$—	$—	$459,206
Securities held-to-maturity	2,993,129	2,733,059	—	2,733,059	—
Loans, net	32,791,536	32,086,768	—	—	32,086,768
Consumer loans held-for-sale	104,586	105,060	—	105,060	—
Commercial loans held-for-sale	6,068	6,096	—	6,096	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	39,603,443	38,791,572	—	—	38,791,572
Federal Home Loan Bank advances	2,116,417	2,104,237	—	—	2,104,237
Subordinated debt and other borrowings	425,159	462,835	—	—	462,835

	Carrying Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2023
Financial assets:
Securities purchased with agreement to resell	$558,009	$461,375	$—	$—	$461,375
Securities held-to-maturity	3,006,357	2,775,184	—	2,775,184	—
Loans, net	32,323,036	31,863,583	—	—	31,863,583
Consumer loans held-for-sale	104,217	104,626	—	104,626	—
Commercial loans held-for-sale	9,280	9,316	—	9,316	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	38,749,299	37,954,938	—	—	37,954,938
Federal Home Loan Bank advances	2,138,169	2,166,912	—	—	2,166,912
Subordinated debt and other borrowings	424,938	462,399	—	—	462,399

(1)Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 10. Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years. Additionally, approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Pinnacle Bank to fall below specified minimum levels. Under Tennessee corporate law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity and other needs. In addition to state law limitations on Pinnacle Financial's ability to pay dividends, the Federal Reserve imposes limitations on Pinnacle Financial's ability to pay dividends. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if Pinnacle Financial's regulatory capital is below the level of regulatory minimums plus the applicable 2.5% capital conservation buffer.

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
During the three months ended March 31, 2024, Pinnacle Bank paid $26.7 million of dividends to Pinnacle Financial. As of March 31, 2024, based on the criteria noted above Pinnacle Bank could pay approximately $1.1 billion of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2013, Pinnacle Financial has paid a quarterly common stock dividend. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 18, 2022 when the board of directors increased the dividend to $0.22 per common share from $0.18 per common share. During the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th fractional interest in a share of Series B noncumulative, perpetual preferred stock (the "Series B Preferred Stock") in a registered public offering to both retail and institutional investors. Beginning in the third quarter of 2020, Pinnacle Financial began paying a quarterly dividend of $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock. The amount and timing of all future dividend payments by Pinnacle Financial, if any, including dividends on Pinnacle Financial's Series B Preferred Stock (and associated depositary shares), is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's receipt of dividends from Pinnacle Bank, earnings, capital position, financial condition, liquidity and other factors, including regulatory capital requirements, as they become known to Pinnacle Financial and receipt of any regulatory approvals that may become required as a result of each of Pinnacle Financial's or Pinnacle Bank's financial results.

Pinnacle Financial and Pinnacle Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and Pinnacle Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Pinnacle Financial's and Pinnacle Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

Management believes, as of March 31, 2024, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the applicable 2.5% capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2024
Total capital to risk weighted assets:
Pinnacle Financial	$5,232,720	12.9%	$3,242,505	8.0%	$4,053,131	10.0%
Pinnacle Bank	$4,924,981	12.2%	$3,234,396	8.0%	$4,042,995	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$4,433,585	10.9%	$2,431,879	6.0%	$2,431,879	6.0%
Pinnacle Bank	$4,554,846	11.3%	$2,425,797	6.0%	$3,234,396	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$4,216,336	10.4%	$1,823,909	4.5%	N/A	N/A
Pinnacle Bank	$4,554,723	11.3%	$1,819,348	4.5%	$2,627,947	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$4,433,585	9.4%	$1,876,133	4.0%	N/A	N/A
Pinnacle Bank	$4,554,846	9.7%	$1,871,699	4.0%	$2,339,624	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized (1)
At December 31, 2023
Total capital to risk weighted assets:
Pinnacle Financial	$5,115,755	12.7%	$3,216,424	8.0%	$4,020,530	10.0%
Pinnacle Bank	$4,797,278	12.0%	$3,207,699	8.0%	$4,009,623	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$4,354,759	10.8%	$2,412,318	6.0%	$2,412,318	6.0%
Pinnacle Bank	$4,465,282	11.1%	$2,405,774	6.0%	$3,207,699	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$4,137,510	10.3%	$1,809,238	4.5%	N/A	N/A
Pinnacle Bank	$4,465,159	11.1%	$1,804,330	4.5%	$2,606,255	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$4,354,759	9.4%	$1,853,213	4.0%	N/A	N/A
Pinnacle Bank	$4,465,282	9.7%	$1,847,972	4.0%	$2,309,965	5.0%
(1) Well-capitalized minimum Common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average assets are not formally defined under applicable banking regulations for bank holding companies.
(*) Average assets for the above calculations were based on the most recent quarter.

Note 11.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities and has entered into certain other subordinated debt agreements. These instruments are outlined below as of March 31, 2024 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2024	Coupon Structure at March 31, 2024
Trust preferred securities
PNFP Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	8.39%	3-month SOFR + 2.80% (1)
PNFP Statutory Trust II	September 15, 2005	September 30, 2035	20,619	6.96%	3-month SOFR + 1.40% (1)
PNFP Statutory Trust III	September 7, 2006	September 30, 2036	20,619	7.21%	3-month SOFR + 1.65% (1)
PNFP Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	8.44%	3-month SOFR + 2.85% (1)
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	8.83%	3-month SOFR + 3.25% (1)
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	8.43%	3-month SOFR + 2.85% (1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	7.98%	3-month SOFR + 2.40% (1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	7.26%	3-month SOFR + 1.70% (1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	8.67%	3-month SOFR + 3.10% (1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	7.08%	3-month SOFR + 1.49% (1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	7.31%	3-month SOFR + 1.73% (1)
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	7.06%	3-month SOFR + 1.50% (1)

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)

Debt issuance costs and fair value adjustments			(7,836)
Total subordinated debt and other borrowings			$425,159
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2024 and December 31, 2023 and our results of operations for the three months ended March 31, 2024 and 2023. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein and the risk factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023 (Form 10-K) and the other reports we have filed with the Securities and Exchange Commission since we filed that Form 10-K. Unless the context otherwise requires, the terms "Pinnacle Financial," "we," "our," or similar terms refer to Pinnacle Financial Partners, Inc. and, where appropriate, its subsidiaries.

Overview

General. Our diluted net income per common share for the three months ended March 31, 2024 was $1.57 compared to $1.76 for the same period in 2023. At March 31, 2024, loans increased to $33.2 billion as compared to $32.7 billion at December 31, 2023, and total deposits increased to $39.4 billion at March 31, 2024 from $38.5 billion at December 31, 2023.

Results of Operations. Our net interest income increased to $318.0 million for the three months ended March 31, 2024 compared to $312.2 million for the same period in the prior year, representing an increase of $5.8 million, or 1.9%. For the three months ended March 31, 2024 when compared to the comparable period in 2023, this increase was largely the result of organic loan growth and yield expansion in our earning asset portfolio. Offsetting much of the increase in net interest income were continued increases in cost of funds compared to the prior year's comparable period and increased levels of on-balance sheet liquidity incurred in the first half of 2023 due to macroeconomic uncertainty which we continue to hold. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2024 was 3.04% compared to 3.40% for the same period in 2023 and reflects the continued rise in cost of funds due to the elevated short-term interest rate environment, increased on-balance sheet liquidity, the competitive rate environments for deposits in our markets and increased reliance on brokered deposits and other sources of wholesale funding.

Our provision for credit losses was $34.5 million for the three months ended March 31, 2024 compared to $18.8 million for the same period in 2023. The change in provision expense for the three month period ended March 31, 2024 as compared to the same period in 2023 is primarily the result of additional reserves associated with a $40 million loan which was previously identified as a problem loan and was placed on nonaccrual in the fourth quarter of 2023 and the overall increase in loan loss reserves due to the potential implications of a higher-for-longer interest rate environment. Also contributing to provision expense for the three months ended March 31, 2024 were net charge-offs totaling $16.2 million compared to $7.3 million for the same period in 2023.
Noninterest income increased by $20.6 million, or 23.0%, during the three months ended March 31, 2024 compared to the same period in 2023. For the three months ended March 31, 2024, the increase is in part due to the recognition of a mortgage servicing asset associated with our Freddie Mac Small Business Lending (SBL) platform of approximately $11.8 million, which has been reflected in other noninterest income. Additionally, bank-owned life insurance (BOLI) revenues, which are also reflected in other noninterest income, increased $5.4 million during the three months ended March 31, 2024 compared to the same period in 2023 due to the prior restructuring of certain BOLI contracts in the fourth quarter of 2023 and death benefit proceeds we received in the first quarter of 2024. Wealth management revenues were $26.0 million for the three months ended March 31, 2024 compared to $22.5 million in the same period in the prior year and also contributed to increased levels of noninterest income. These increases in noninterest income were offset in part by a decline in income from our equity method investment in BHG of $3.0 million, or 16.0%, during the three months ended March 31, 2024 from the same period in the prior year.

Noninterest expense increased by $30.6 million, or 14.5%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Impacting noninterest expense for the three months ended March 31, 2024 as compared to the same prior year period was an increase of $10.3 million in salaries and employee benefits. The increase in salaries and employee benefits was primarily the result of an increase in our associate base to 3,386.5 full-time equivalent associates at March 31, 2024 versus 3,281.5 at March 31, 2023, as well as annual merit increases effective in January 2024. Noninterest expense categories, other than salaries and employee benefits, were $96.4 million during the three months ended March 31, 2024 compared to $76.0 million during three months ended March 31, 2023, an increase of 26.8%. This increase is primarily due to increases in equipment and occupancy costs and a $7.3 million increase in the FDIC special assessment which was originally estimated in the fourth quarter of 2023 and increased in the first quarter of 2024. Equipment and occupancy costs were $39.6 million for the three months ended March 31, 2024 compared to $30.4 million for the three months ended March 31, 2023 and were negatively impacted by higher levels of lease expense as a result of the execution of a sale-leaseback transaction during the second quarter of 2023 along with the overall growth in the infrastructure of the firm, additional locations added and new technology implemented in the last twelve months.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 56.6% for the three months ended March 31, 2024 compared to 52.7% for the three months ended March 31, 2023. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Our efficiency ratio declined during the three months ended March 31, 2024 compared to the same period in 2023 as a result of the increase in noninterest expense outpacing the increases in net interest income and noninterest income.
During the three months ended March 31, 2024, we recorded income tax expense of $27.3 million compared to $34.0 million for the three months ended March 31, 2023. Our effective tax rate for the three months ended March 31, 2024 was 18.1% compared to 19.8% for the three months ended March 31, 2023. Our tax rate in each period was impacted by, among other things, the vesting and exercise of equity-based awards previously granted under our equity-based compensation program. For the three months ended March 31, 2024, we recognized excess tax benefits of $2.4 million in connection with the vesting and exercise of such equity-based awards. For the three months ended March 31, 2023, $277,000 of excess tax benefits were recognized. The increase in excess tax benefits recognized during the three months ended March 31, 2024 as compared to the same period in 2023 was the primary reason for the decrease in the effective tax rate between periods.
Financial Condition. Loans increased $486.8 million, or 1.5%, during the three months ended March 31, 2024 when compared to December 31, 2023. The increase is primarily the result of loans made to borrowers that principally operate or are located in the markets in which we've recently entered or expanded our presence, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company. Loan growth was also positively impacted during the three months ended March 31, 2024 by the continued growth of certain specialty lending groups, including franchise lending and equipment lease financing. During 2023, we made the intentional decision to continue the tightening of our underwriting, particularly in construction and CRE investment property. We expect that to continue through at least the first half of 2024 and our loan growth rates over such period should reflect this tightening. Total deposits were $39.4 billion at March 31, 2024 compared to $38.5 billion at December 31, 2023, an increase of $862.2 million, or 2.2%. Interest-bearing deposits grew during the three months ended March 31, 2024, by approximately $813.1 million, or 7.2%, from December 31, 2023, as a result of our intentional focus on gathering and retaining these deposits.
At March 31, 2024, our allowance for credit losses was $371.3 million compared to $353.1 million at December 31, 2023. The increase in the allowance for credit losses is primarily the result of additional reserves associated with a $40 million loan which was previously identified as a problem loan and was placed on nonaccrual in the fourth quarter of 2023 and the overall increase in loan loss reserves due to the potential implications of a higher-for-longer interest rate environment. Also contributing to the increase for the three months ended March 31, 2024 were net charge-offs totaling $16.2 million compared to $7.3 million for the same period in 2023.
Capital and Liquidity. At March 31, 2024 and December 31, 2023, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q) for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At March 31, 2024, the Company had approximately $190.6 million of cash that could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

On January 17, 2023, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program remained in effect through March 31, 2024. On January 16, 2024, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the previously authorized share repurchase program that expired on March 31, 2024. The new authorization is to remain in effect through March 31, 2025. We did not repurchase any shares under either share repurchase program during 2023 or the first three months of 2024.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Estimates as described in our Form 10-K.

Selected Financial Information

The following is a summary of certain financial information for the three month periods ended March 31, 2024 and 2023 and as of March 31, 2024 and December 31, 2023 (dollars in thousands, except per share data):

	Three Months Ended March 31,		2024 - 2023 Percent
	2024	2023	Increase (Decrease)
Income Statement:
Interest income	$650,483	$506,039	28.5%
Interest expense	332,449	193,808	71.5%
Net interest income	318,034	312,231	1.9%
Provision for credit losses	34,497	18,767	83.8%
Net interest income after provision for credit losses	283,537	293,464	(3.4)%
Noninterest income	110,103	89,529	23.0%
Noninterest expense	242,365	211,727	14.5%
Net income before income taxes	151,275	171,266	(11.7)%
Income tax expense	27,331	33,995	(19.6)%
Net income	123,944	137,271	(9.7)%
Preferred stock dividends	(3,798)	(3,798)	—%
Net income available to common shareholders	$120,146	$133,473	(10.0)%

Per Share Data:
Basic net income per common share	$1.58	$1.76	(10.2)%
Diluted net income per common share	$1.57	$1.76	(10.8)%

Performance Ratios:
Return on average assets (1)	1.00%	1.26%	(20.6)%
Return on average shareholders' equity (2)	7.94%	9.66%	(17.8)%
Return on average common shareholders' equity (3)	8.24%	10.05%	(18.0)%

	March 31, 2024	December 31, 2023
Balance Sheet:
Loans, net of allowance for credit losses	$32,791,536	$32,323,036	1.4%
Deposits	$39,402,025	$38,539,810	2.2%
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

Results of Operations

Net Interest Income. Net interest income represents the amount by which interest earned on various interest-earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $318.0 million for the three months ended March 31, 2024 compared to $312.2 million for the same period in the prior year, representing an increase of $5.8 million, or 1.9%. For the three months ended March 31, 2024, when compared to the comparable period in 2023, this increase was largely the result of organic loan growth and yield expansion in our earning asset portfolio. Offsetting much of the increase in net interest income were continued increases in cost of funds compared to the prior year's comparable period and increased levels of on-balance sheet liquidity incurred in the first half of 2023 due to macroeconomic uncertainty which we continue to hold.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets
Loans (1) (2)	$33,041,954	$541,199	6.67%	$29,633,640	$431,902	6.00%
Securities
Taxable	3,919,534	44,470	4.56%	3,508,946	29,358	3.39%
Tax-exempt (2)	3,387,667	24,600	3.48%	3,256,180	23,802	3.54%
Interest-bearing due from banks	2,476,800	32,753	5.32%	1,392,492	15,941	4.64%
Securities purchased under agreements to resell	543,788	3,858	2.85%	512,660	3,329	2.63%
Federal funds sold	—	—	—%	—	(9)	—%
Other	253,474	3,603	5.72%	195,605	1,716	3.56%
Total interest-earning assets	43,623,217	$650,483	6.11%	38,499,523	$506,039	5.45%
Nonearning assets
Intangible assets	1,873,871			1,880,890
Other nonearning assets	2,814,172			2,603,441
Total assets	$48,311,260			$42,983,854

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$11,567,773	112,728	3.92%	$7,793,823	52,474	2.73%
Savings and money market	14,608,687	134,752	3.71%	14,377,996	97,519	2.75%
Time	4,857,032	53,488	4.43%	3,787,639	26,596	2.85%
Total interest-bearing deposits	31,033,492	300,968	3.90%	25,959,458	176,589	2.76%
Securities sold under agreements to repurchase	210,888	1,399	2.67%	219,082	595	1.10%
Federal Home Loan Bank advances	2,214,489	24,120	4.38%	1,130,356	10,970	3.94%
Subordinated debt and other borrowings	428,281	5,962	5.60%	426,564	5,654	5.38%
Total interest-bearing liabilities	33,887,150	332,449	3.95%	27,735,460	193,808	2.83%
Noninterest-bearing deposits	7,962,217	—	0.00%	9,332,317	—	0.00%
Total deposits and interest-bearing liabilities	41,849,367	$332,449	3.20%	37,067,777	$193,808	2.12%
Other liabilities	379,277			310,473
Total liabilities	42,228,644			37,378,250
Shareholders' equity	6,082,616			5,605,604
Total liabilities and shareholders' equity	$48,311,260			$42,983,854
Net interest income		$318,034			$312,231
Net interest spread (3)			2.16%			2.61%
Net interest margin (4)			3.04%			3.40%
(1) Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $11.8 million of taxable equivalent income for the three months ended March 31, 2024 compared to $10.9 million for the three months ended March 31, 2023. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the three months ended March 31, 2024 would have been 2.91% compared to a net interest spread of 3.32% for the three months ended March 31, 2023.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended March 31, 2024, our net interest margin was 3.04% compared to 3.40% for the same period in 2023. The compression in our net interest margin for the three months ended March 31, 2024 reflects the continued rise in cost of funds due to the elevated short-term interest rate environment, increased on-balance sheet liquidity, the competitive rate environments for deposits in our markets and increased reliance on brokered deposits and other sources of wholesale funding. During the three months ended March 31, 2024, our earning asset yield increased by 66 basis points from the same period in the prior year. Conversely, our total funding rates, led by increases in interest-bearing deposits rates, increased by 108 basis points during the three months ended March 31, 2024 compared to the same period in the prior year. Thus far in 2024, the Federal Reserve has left short-term interest rates unchanged.

We seek to fund increased loan volumes by growing our core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, will utilize wholesale funding to fund shortfalls, if any, or provide additional liquidity. To the extent that our dependence on wholesale funding sources increases, as was the case in during the year ended December 31, 2023, our net interest margin would likely be negatively impacted as we may not be able to reduce the rates we pay on these deposits as quickly as we can on core deposits should rates begin to decline.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. During 2023, the Federal Reserve raised short-term interest rates by 100 basis points. Our ‘most likely’ forecast for short-term rates through 2024 is mostly consistent with the federal funds futures market’s expectations for rate movements. However, there is much uncertainty in the interest rate futures markets due to the persistent elevated levels of inflation present in the economy, the resiliency of the employment environment and consumer spending and what risks these present for a recession to occur in the near and medium term.

Provision for Credit Losses. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. Our provision for credit losses was $34.5 million for the three months ended March 31, 2024 compared to $18.8 million for the same period in 2023. The provision for credit losses is impacted by growth in our loan portfolio, recent historical and projected future economic conditions, our internal assessment of the credit quality of the loan portfolio and net charge-offs. The change in provision expense for the three month period ended March 31, 2024 as compared to the same period in 2023 is primarily the result of additional reserves associated with a $40 million loan which was previously identified as a problem loan and was placed on nonaccrual in the fourth quarter of 2023 and the overall increase in loan loss reserves due to the potential implications of a higher-for-longer interest rate environment. Also contributing to provision expense for the three months ended March 31, 2024 were net charge-offs totaling $16.2 million compared to $7.3 million for the same period in 2023.

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods. Service charges on deposit accounts and other noninterest income generally reflect our growth, while investment services, fees from the origination of mortgage loans, swap fees and gains or losses on the sale of securities will often reflect financial market conditions or our asset/liability management efforts and fluctuate from period to period.

The following is a summary of our noninterest income for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		2024 - 2023
	2024	2023	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$13,439	$11,718	14.7%
Investment services	14,751	11,595	27.2%
Insurance sales commissions	3,852	4,464	(13.7)%
Gains on mortgage loans sold, net	2,879	2,053	40.2%
Trust fees	7,415	6,429	15.3%
Income from equity method investment	16,035	19,079	(16.0)%
Gain on sale of fixed assets	58	135	(57.0)%
Other noninterest income:
Interchange and other consumer fees	18,032	16,846	7.0%
Bank-owned life insurance	10,944	5,584	96.0%
Loan swap fees	578	2,607	(77.8)%
SBA loan sales	1,229	714	72.1%
Other noninterest income	20,891	8,305	>100%
Total other noninterest income	51,674	34,056	51.7%
Total noninterest income	$110,103	$89,529	23.0%

Our fee categories of wealth management and service charges on deposit accounts, including interchange and other consumer fees, reflect strong revenue growth. The increase in service charges on deposit accounts during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is the result of increased transaction volumes which we believe is the result of the increased economic activity in our markets in each of the periods presented.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income and was impacted in part during the three months ended March 31, 2024 by market volatility. For the three months ended March 31, 2024, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, and fees from our wealth advisory group, PNFP Capital Markets, Inc., increased by approximately $3.2 million when compared to the three months ended March 31, 2023. At March 31, 2024 and 2023, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $10.8 billion and $8.6 billion, respectively, in brokerage assets. Revenues from the sale of insurance products by our insurance subsidiaries for the three months ended March 31, 2024 decreased by $612,000 compared to the same period in the prior year. Included in insurance revenues for the three months ended March 31, 2024 was $545,000 of contingent income that was recorded in the period but based on 2023 sales production and claims experience compared to $1.5 million recorded in the same period in the prior year that was based on 2022 sales production and claims experience. Additionally, at March 31, 2024 our trust department was receiving fees on approximately $6.3 billion of managed assets compared to $4.9 billion at March 31, 2023. We believe the improvement in the results of the investment and trust segments of our wealth management business during the three months ended March 31, 2024 and recorded fees of $7.4 million in the first quarter of 2024 compared to $6.4 million in the first quarter of 2023 is primarily attributable to an increased number of wealth management advisors and corresponding client acquisition.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising or higher interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $2.9 million for the three months ended March 31, 2024 compared to $2.1 million for the same period in the prior year. The year-over-year increase for the three months ended March 31, 2024 is the direct result of increased mortgage originator headcount and stronger business flows in our markets. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program whereby the hedge protects against changes in the fair value of the pipeline. The hedge is not designated as a hedge for U.S. GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. The change in the fair value of the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At March 31, 2024, the mortgage pipeline included $91.9 million in loans expected to close in 2024 compared to $86.1 million in loans at March 31, 2023 expected to close in 2023.

During the three months ended March 31, 2024 and March 31, 2023, no investment securities were sold in our available-for-sale securities portfolio. For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, we assess whether or not we intend to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because we currently do not intend to sell those available-for-sale securities that have an unrealized loss at March 31, 2024, and it is not more-likely-than-not that we will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, we have determined that no write-down is necessary.

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

Income from this equity-method investment was $16.0 million for the three months ended March 31, 2024 compared to $19.1 million for the same period last year. Historically, BHG has sold the majority of the loans it originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. In recent years, BHG began an effort to retain more loans on its balance sheet. BHG’s decision to sell loans through its auction platform (or, recently, directly to institutional investors) or retain loans on its balance sheet will be impacted by a variety of factors, including interest rates as well as demand levels from the community bank network of buyers and institutional buyers to whom BHG markets these loans. In a rising or elevated rate environment, BHG may choose to sell more loans if the cost of financing loans on its balance sheet is not as attractive as a sale, either directly to asset managers, such as during the second and third quarters of 2023 and first quarter of 2024 when BHG sold loans totaling approximately $550 million, $400 million and $98 million, respectively, or through its auction platform. Since 2020, BHG has completed nine securitizations totaling $2.9 billion, with the latest securitization of approximately $300 million having been completed in the first quarter of 2024. BHG also entered into funding facilities in the fourth quarter of 2022 and first quarter of 2023 including a facility with a U.S. asset manager with outstanding balances of $469 million and $506 million at March 31, 2024 and December 31, 2023, respectively, and an annualized interest rate at March 31, 2024 of approximately 7.90%. These facilities, which are secured by loans on BHG's balance sheet, represent incremental funding sources to BHG. We anticipate that BHG will complete additional securitizations in the future or otherwise establish other borrowing facilities to facilitate the retention of additional loans on BHG's balance sheet.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets associated with Pinnacle Bank's investment in BHG of $59,000 for the three months ended March 31, 2024 compared to $87,000 for the three months ended March 31, 2023. At March 31, 2024, there were $5.9 million of these intangible assets that are expected to be amortized in lesser amounts over the next 12 years. Also included in income from equity-method investment is accretion income associated with the fair valuation of certain of BHG's liabilities of $39,000 for the three months ended March 31, 2024, compared to $95,000 for the three months ended March 31, 2023. At March 31, 2024, there were $200,000 of these liabilities that are expected to accrete into income in lesser amounts over the next three years.

During the three months ended March 31, 2024, Pinnacle Bank received dividends of $3.6 million from BHG compared to $24.0 million received during the three months ended March 31, 2023. Dividends from BHG during such periods reduced the carrying amount of our investment in BHG, while earnings from BHG during such periods increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. During the three months ended March 31, 2024 and March 31, 2023, Pinnacle Bank purchased no loans from BHG. At March 31, 2024 and December 31, 2023, there were $245.8 million and $263.0 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. These loans were purchased at par from BHG by Pinnacle Bank and whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.50% and 6.00% per annum.

For the three months ended March 31, 2024, BHG reported $277.3 million in revenues, net of substitution and prepayment losses of $78.9 million, compared to revenues of $302.0 million for the three months ended March 31, 2023, net of substitution and prepayment losses of $69.9 million. Earnings from BHG are likely to fluctuate from period-to-period. Approximately $109.8 million, or 39.6%, of BHG's revenues for the three months ended March 31, 2024 related to gains on the sale of commercial and consumer loans compared to $152.3 million, or 50.4%, for the three months ended March 31, 2023. These loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan, although the purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. At March 31, 2024 and 2023, there were $6.9 billion and $6.0 billion, respectively, of these loans previously sold by BHG that were being actively serviced by the purchasing banks. BHG, at its sole option, may also provide purchasers of these loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. As a result, BHG maintained a liability as of March 31, 2024 and 2023 of $390.6 million and $349.7 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution due to payment default or prepayment. This liability represents 5.7% and 5.8%, respectively, of core product loans previously sold by BHG that remain outstanding as of March 31, 2024 and 2023, respectively. The change in this liability as a percentage of core product loans during the three months ended March 31, 2024 compared to the comparable period ended March 31, 2023 was principally the result of an increase in the amount of loans sold by BHG to financial institutions and BHG management's estimate of future substitution losses due to economic uncertainty.

In addition to these loans that BHG sells into its auction market or directly to institutional investors, at March 31, 2024, BHG reported loans that remained on BHG's balance sheet totaling $3.2 billion compared to $3.8 billion as of March 31, 2023. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At March 31, 2024 and 2023, BHG had $2.6 billion and $2.9 billion, respectively, of secured borrowings associated with loans held for investment. At March 31, 2024 and 2023, BHG reported an allowance for credit losses totaling $306.2 million and $178.0 million, respectively, with respect to the loans on its balance sheet. The increase in allowance for loan losses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was principally the result of the uncertain economic environment and BHG's adoption of CECL on October 1, 2023. Prior to October 1, 2023, BHG recorded its allowance for loan losses under the incurred loss method. Interest income and fees associated with these on-balance sheet loans amounted to $140.6 million for the three months ended March 31, 2024 compared to $142.5 million for the three months ended March 31, 2023.

Included in our other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales and other noninterest income items. Interchange revenues increased 7.0% during the three months ended March 31, 2024 as compared to the same period in 2023 as a result of increases in debit and credit card usage. Other noninterest income also includes changes in the cash surrender value of bank-owned life insurance (BOLI) which was $10.9 million for the three months ended March 31, 2024 compared to $5.6 million in the same period in the prior year. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. During the fourth quarter of 2023, we restructured approximately $740 million of BOLI contracts held by various insurance carries. The increase in BOLI revenue during the three months ended March 31, 2024 is a direct result of this restructuring and death benefit proceeds we received in the first quarter of 2024. Loan swap fees decreased $2.0 million during the three months ended March 31, 2024 as compared to the same period in 2023. SBA loan sales are included in other noninterest income and increased by $515,000 during the three months ended March 31, 2024 when compared to the same period in the prior year. The change in both loan swap fees and SBA loan sales are most directly impacted by the changing market conditions during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The other components of other noninterest income increased $12.6 million during the three months ended March 31, 2024 compared to the same period in the prior year. The increase during the three months ended March 31, 2024 is primarily the result of recognition of an $11.8 million mortgage servicing right associated with our Freddie Mac SBL platform during the first quarter of 2024. The remainder of the change in the other components of other noninterest income include the impact of fair value adjustments from various other equity investments, which can fluctuate on a quarter-to-quarter basis.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses and other operating expenses. The following is a summary of our noninterest expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		2024-2023
	2024	2023	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries and commissions	$97,772	$89,320	9.5%
Cash and equity incentives	23,911	22,971	4.1%
Employee benefits and other	24,327	23,417	3.9%
Total salaries and employee benefits	146,010	135,708	7.6%
Equipment and occupancy	39,646	30,353	30.6%
Other real estate expense, net	84	99	(15.2%)
Marketing and other business development	6,125	5,942	3.1%
Postage and supplies	2,771	2,819	(1.7%)
Amortization of intangibles	1,584	1,794	(11.7%)
Other noninterest expense:
Deposit related expense	21,246	10,116	>100%
Lending related expense	12,693	13,216	(4.0%)
Wealth management related expense	922	833	10.7%
Other noninterest expense	11,284	10,847	4.0%
Total other noninterest expense	46,145	35,012	31.8%
Total noninterest expense	$242,365	$211,727	14.5%

Total salaries and employee benefits expenses increased $10.3 million for the three months ended March 31, 2024 compared to the same period in 2023. The change in salaries and employee benefits was largely the result of an increase in our associate base in 2024 versus 2023 as well as annual merit increases effective in January 2024. Our associate base increased to 3,386.5 full-time equivalent associates at March 31, 2024 from 3,281.5 at March 31, 2023. We expect total salary and benefit expenses for the year ended 2024 to increase when compared to the comparable period in 2023 as we continue our focus on hiring experienced bankers in all of our markets.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our bank's non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our bank's associates participate in our equity compensation plans. Under the 2024 annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of annual earnings per common share and annual revenues (subject to certain adjustments). To the extent that the soundness threshold is met and earnings per common share and revenues are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. For 2024, our annual incentive plan provides for maximum payouts of up to 125% of target.

Cash incentive expense for the three months ended March 31, 2024 totaled $13.6 million compared to $12.8 million during the same prior year period due to our estimate at the end of the first quarter of 2024 that we would likely achieve a payout percentage in 2024 that would be higher than what we paid out under our 2023 plan.

Also included in cash and equity incentives for the three months ended March 31, 2024 were approximately $4.5 million of compensation expenses related to equity-based restricted share awards compared to $4.1 million for the three months ended March 31, 2023 as well as approximately $5.8 million of compensation expenses related to equity-based restricted share units with either time-based or performance-based vesting criteria compared to $6.1 million for the three months ended March 31, 2023. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates, a significant percentage of which is performance-based for our senior executive officers. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization.

Employee benefits and other expenses include costs associated with our 401k plan, health insurance, payroll taxes and contract labor. These expenses increased by $910,000 for the three months ended March 31, 2024 compared to the same prior year period. These increases reflect the increase in our associate base in the respective periods.

Equipment and occupancy expenses for the three months ended March 31, 2024 were $39.6 million compared to $30.4 million for the three months ended March 31, 2023. The increase is in large part due to the sale-leaseback transaction completed in the second quarter of 2023. Additionally impacting equipment and occupancy expense in both periods were costs associated with the opening of new locations across our footprint in 2023 and the first quarter of 2024 as well as costs associated with the planned relocation of our corporate headquarters to a new location in early 2025 which we announced in 2021.

Marketing and business development expense for the three months ended March 31, 2024 was $6.1 million compared to $5.9 million for the three months ended March 31, 2023. We expect these costs to rise modestly in 2024 when compared to 2023 taking into account anticipated increases associated with the associates we have hired in the last twelve months and expect to hire during the remainder of 2024.

Intangible amortization expense was $1.6 million for the three months ended March 31, 2024 compared to $1.8 million for the same period in 2023. The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives at March 31, 2024:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
Avenue	2016	$8.8	9	$0.2
BNC	2017	48.1	10	11.4

Book of Business Intangible:
Miller Loughry Beach Insurance	2008	$1.3	20	$0.1
CapitalMark	2015	0.3	16	0.1
BNC Insurance	2017	0.4	20	0.2
BNC Trust	2017	1.9	10	0.6
Advocate Capital	2019	13.6	13	4.5
JB&B Capital	2022	6.7	10	4.9
Sweeney Asset Management	2022	0.8	10	0.7

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Annual amortization expense of these intangibles is estimated to decrease from $6.1 million to $1.1 million per year over the next five years with lesser amounts for the remaining amortization period.

Other noninterest expenses, which consists primarily of deposit, lending, wealth management and administrative expenses increased by $11.1 million for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. Lending related expense, which represents costs associated with loan origination as well as operation of our credit card program, decreased by $523,000 for the three months ended March 31, 2024 when compared to the same period in the prior year. Deposit related expense increased by $11.1 million during the three months ended March 31, 2024 when compared to the same period in 2023 due to increased FDIC insurance assessments which were $9.3 million higher in the first quarter of 2024 than in the first quarter of 2023 and included a $7.3 million FDIC estimated special assessment to recover losses incurred by the Deposit Insurance Fund associated with the multiple high-profile bank failures which occurred in the first quarter of 2023 that was in addition to the initial estimate of $29.0 million we recorded in the fourth quarter of 2023 related to this special assessment. Wealth management related expenses during the three months ended March 31, 2024 grew $89,000 when compared to the same period in 2023. Other noninterest expenses increased $437,000 during the three months ended March 31, 2024 as compared to the same period in 2023.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 56.6% for the three months ended March 31, 2024 compared to 52.7% for the three months ended March 31, 2023. Our efficiency ratio deteriorated during the three months ended March 31, 2024 compared to the same period in 2023 as a result of the increase in noninterest expense outpacing the increases in net interest income and noninterest income.

Income Taxes. During the three months ended March 31, 2024, we recorded income tax expense of $27.3 million compared to $34.0 million for the three months ended March 31, 2023. Our effective tax rate for the three months ended March 31, 2024 was 18.1% compared to 19.8% for the three months ended March 31, 2023. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 25.00% at March 31, 2024 and 2023 primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit (CITC) program, tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax rate in each period was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program. For the three months ended March 31, 2024 and 2023, we recognized excess tax benefits of $2.4 million and $277,000, respectively, related to the vesting and exercise of equity-based awards. The increase in excess tax benefits recognized during the three months ended March 31, 2024 as compared to the same period in 2023 was the primary reason for the decrease in the effective tax rate between periods.

Financial Condition

Our consolidated balance sheet at March 31, 2024 reflects an increase in total loans outstanding to $33.2 billion compared to $32.7 billion at December 31, 2023. Total deposits increased by $862.2 million to $39.4 billion between December 31, 2023 and March 31, 2024. Total assets were $48.9 billion at March 31, 2024 compared to $48.0 billion at December 31, 2023.

Loans. The composition of loans at March 31, 2024 and at December 31, 2023 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$4,044,973	12.2%	$4,044,896	12.4%
Non-owner occupied	8,063,642	24.3%	7,535,494	23.1%
Consumer real estate – mortgage	4,828,416	14.5%	4,851,531	14.8%
Construction and land development	3,818,334	11.5%	4,041,081	12.4%
Commercial and industrial	11,893,198	35.9%	11,666,691	35.7%
Consumer and other	514,310	1.6%	536,398	1.6%
Total loans	$33,162,873	100.0%	$32,676,091	100.0%

At March 31, 2024, our loan portfolio composition had changed slightly from the composition at December 31, 2023 with commercial real estate and commercial and industrial lending generally continuing to make up the largest segments of our portfolio. At March 31, 2024, approximately 33.4% of the outstanding principal balance of our commercial real estate loans was secured by owner occupied commercial real estate properties compared to 34.9% at December 31, 2023. Owner occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Additionally, the construction and land development loan segment continues to be a meaningful portion of our portfolio and reflects the development and growth of the local communities in which we operate and is diversified between commercial, residential and land.

Lending Concentrations. We periodically analyze our loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2023
Lessors of nonresidential buildings	$4,784,990	$1,134,125	$5,919,115	$5,916,335
Lessors of residential buildings	2,164,633	967,350	3,131,983	3,179,041
New Housing For-Sale Builders	603,969	746,691	1,350,660	1,396,653
Music Publishers	839,813	438,738	1,278,551	1,219,781

Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At March 31, 2024, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 77.5% compared to 84.2% at December 31, 2023. Construction and land development, non-owner occupied commercial real estate and multifamily loans as a percentage of total risk-based capital were 258.0% and 259.0% as of March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate controls to monitor and regulate its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The following table presents the maturity distribution of our loan portfolio by loan segment at March 31, 2024 according to contractual maturities of (1) one year or less, (2) after one but within five years, (3) after five but within fifteen years and (4) after fifteen years. The table also presents the portion of loans by loan segment that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index (dollars in thousands):

	Due in one year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total

Commercial real estate:
Owner-occupied	$205,970	$2,125,253	$1,258,694	$455,056	$4,044,973
Non-owner occupied	1,747,782	5,613,960	639,842	62,058	8,063,642
Consumer real estate - mortgage	116,922	490,365	315,146	3,905,983	4,828,416
Construction and land development	1,125,047	2,358,666	256,523	78,098	3,818,334
Commercial and industrial	3,109,605	6,767,380	1,637,141	379,072	11,893,198
Consumer and other	149,404	308,126	16,302	40,478	514,310
Total loans	$6,454,730	$17,663,750	$4,123,648	$4,920,745	$33,162,873

Loans with fixed interest rates:
Commercial real estate:
Owner-occupied	$131,498	$1,349,265	$854,386	$324,534	$2,659,683
Non-owner occupied	388,963	2,905,172	319,873	51,709	3,665,717
Consumer real estate - mortgage	50,503	365,286	90,702	2,055,675	2,562,166
Construction and land development	164,314	379,445	143,999	64,800	752,558
Commercial and industrial	951,746	2,375,405	1,145,053	290,107	4,762,311
Consumer and other	77,229	189,709	14,927	40,411	322,276
Total loans	$1,764,253	$7,564,282	$2,568,940	$2,827,236	$14,724,711

Loans with variable interest rates:
Commercial real estate:
Owner-occupied	$74,472	$775,988	$404,308	$130,522	$1,385,290
Non-owner occupied	1,358,819	2,708,788	319,969	10,349	4,397,925
Consumer real estate - mortgage	66,419	125,079	224,444	1,850,308	2,266,250
Construction and land development	960,733	1,979,221	112,524	13,298	3,065,776
Commercial and industrial	2,157,859	4,391,975	492,088	88,965	7,130,887
Consumer and other	72,175	118,417	1,375	67	192,034
Total loans	$4,690,477	$10,099,468	$1,554,708	$2,093,509	$18,438,162

The above information does not consider the impact of scheduled principal payments. Loans totaling $1.5 billion at their contractual floor rate at March 31, 2024 are presented as fixed interest rate loans in the table above.

Loans in Past Due Status. The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
Loans past due 30 to 89 days:	2024	2023
Commercial real estate:
Owner occupied	$9,769	$2,178
Non-owner occupied	1,316	41,066
Consumer real estate – mortgage	22,255	22,937
Construction and land development	1,726	649
Commercial and industrial	23,869	42,418
Consumer and other	5,687	7,154
Total loans past due 30 to 89 days	$64,622	$116,402

Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$2,601	$3,398
Non-owner occupied	38,654	153
Consumer real estate – mortgage	6,755	10,824
Construction and land development	107	608
Commercial and industrial	20,120	16,890
Consumer and other	1,151	1,496
Total loans past due 90 days or more	$69,388	$33,369

Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.19%	0.36%
Loans past due 90 days or more as a percentage of total loans	0.21%	0.10%
Total loans in past due status as a percentage of total loans	0.40%	0.46%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $94.2 million, or 0.3% of total loans at March 31, 2024, compared to $127.4 million, or 0.4% of total loans at December 31, 2023. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, or worse, but not considered nonperforming loans. None of the potential problem loans were past due at least 30 days but less than 90 days as of March 31, 2024.

Nonperforming Assets and Modified Loans. At March 31, 2024, we had $111.1 million in nonperforming assets compared to $86.6 million at December 31, 2023. Included in nonperforming assets were $108.3 million in nonaccrual loans and $2.8 million in OREO and other nonperforming assets at March 31, 2024 and $82.3 million in nonaccrual loans and $4.3 million in OREO and other nonperforming assets at December 31, 2023. The increase in nonaccrual loans at March 31, 2024 as compared to December 31, 2023, is largely the result of the downgrading of two loans, one in our construction portfolio and the other in our C&I portfolio. At March 31, 2024, there were $54.7 million of modified loans to borrowers experiencing financial difficulty, of which $32.7 million were accruing as of the modification date and remain on accrual status.

Allowance for Credit Losses on Loans (ACL). The current expected credit losses (CECL) methodology requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, the ACL represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of March 31, 2024 and December 31, 2023, our ACL was approximately $371.3 million and $353.1 million, respectively, which our management believed to be adequate at each of the respective dates. Our ACL as a percentage of total loans was 1.12% at March 31, 2024 compared to 1.08% at December 31, 2023. The increase in the ACL is primarily the result of additional reserves associated with a $40 million loan which was previously identified as a problem loan and was placed on nonaccrual in the fourth quarter of 2023 and the impact that the potential implications of a higher-for-longer interest rate environment could have on our ACL model.

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

Under the CECL methodology, the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At both March 31, 2024 and December 31, 2023, a reasonable and supportable period of fifteen months was utilized for all loan segments followed by a twelve month straight line reversion period to long term averages.

The following table sets forth, based on management's estimate, the allocation of the allowance for credit losses on loans to categories of loans and loan balances by category and the percentage of loans in each category to total loans and allowance for credit losses as a percentage of total loans within each loan category as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024				December 31, 2023
	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)
Commercial real estate:
Owner occupied	$29,690	$4,044,973	0.73%	12.2%	$28,690	$4,044,896	0.71%	12.4%
Non-owner occupied	72,581	8,063,642	0.90%	24.3%	57,687	7,535,494	0.77%	23.1%
Consumer real estate - mortgage	75,814	4,828,416	1.57%	14.5%	71,354	4,851,531	1.47%	14.8%
Construction and land development	33,734	3,818,334	0.88%	11.5%	39,142	4,041,081	0.97%	12.4%
Commercial and industrial	151,172	11,893,198	1.27%	35.9%	148,212	11,666,691	1.27%	35.7%
Consumer and other	8,346	514,310	1.62%	1.6%	7,970	536,398	1.49%	1.6%
Total	$371,337	$33,162,873	1.12%	100.0%	$353,055	$32,676,091	1.08%	100.0%

The following table presents information related to credit losses on loans by loan segment for the three months ended March 31, 2024 and year ended December 31, 2023 (in thousands):

	Provision for credit losses	Net (charge-offs) recoveries	Average loans	Ratio of net (charge-offs) recoveries to average loans (1)
For the three months ended March 31, 2024:
Commercial real estate:
Owner occupied	$1,077	$(77)	$4,008,624	(0.01)%
Non-owner occupied	16,880	(1,986)	7,756,564	(0.10)%
Consumer real estate - mortgage	4,839	(379)	4,838,319	(0.03)%
Construction and land development	(5,415)	7	3,982,337	—%
Commercial and industrial	14,946	(11,986)	11,891,020	(0.41)%
Consumer and other	2,170	(1,794)	466,426	(1.55)%
Total	$34,497	$(16,215)	$32,943,290	(0.20)%
For the year ended December 31, 2023:
Commercial real estate:
Owner occupied	$1,997	$76	$3,799,201	—%
Non-owner occupied	15,576	1,632	7,123,135	0.02%
Consumer real estate - mortgage	33,587	1,231	4,654,130	0.03%
Construction and land development	2,693	335	3,918,539	0.01%
Commercial and industrial	48,845	(44,986)	11,034,560	(0.41)%
Consumer and other	(1,702)	(6,894)	486,834	(1.42)%
Total	$100,996	$(48,606)	$31,016,399	(0.16)%
(1) Net charge-offs for the year-to-date period ended March 31, 2024 have been annualized.

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
Based upon our evaluation of the loan portfolio, we believe the allowance for credit losses on loans to be adequate to absorb our estimate of expected future credit losses on loans outstanding at March 31, 2024. While our policies and procedures used to estimate the allowance for credit losses as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for credit losses and, thus, the resulting provision for credit losses.

Investments. Our investment securities portfolio, consisting primarily of U.S. Treasury securities, Federal agency bonds, mortgage-backed securities, and state and municipal securities, amounted to $7.4 billion and $7.3 billion at March 31, 2024 and December 31, 2023, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at March 31, 2024 and December 31, 2023 follows:

	March 31, 2024	December 31, 2023
Weighted average life	10.22 years	8.05 years
Effective duration*	3.12%	2.93%
Tax equivalent yield	4.06%	4.12%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of March 31, 2024 and December 31, 2023 was 6.30% and 6.19%, respectively.

Restricted Cash. Our restricted cash balances totaled approximately $58.3 million at March 31, 2024 compared to $86.9 million at December 31, 2023. This restricted cash is maintained at other financial institutions as collateral primarily for our derivative portfolio. The decrease in restricted cash is attributable primarily to a decrease in collateral requirements on certain derivative instruments for which the fair value has increased. See Note 8. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Securities Purchased with Agreement to Resell. At March 31, 2024 and December 31, 2023, we had $554.0 million and $558.0 million, respectively, in securities purchased with agreement to resell. This balance is the result of repurchase agreement transactions with financial institution counterparties. We initially secured these investments to allow us to deploy some of our excess liquidity position into instruments that improved the return on funds in the then current historically low interest rate environment. The current repurchase agreements are set to mature in 2026.

Deposits and Other Borrowings. We had approximately $39.4 billion of deposits at March 31, 2024 compared to $38.5 billion at December 31, 2023. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. At March 31, 2024 and December 31, 2023, we estimate that we had approximately $12.0 billion and $11.1 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. We estimate that we had approximately $1.9 billion and $2.0 billion, respectively, in our uninsured deposits at March 31, 2024 and December 31, 2023, respectively, which were collateralized at those dates. We routinely enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $201.4 million at March 31, 2024 and $209.5 million at December 31, 2023. Additionally, at both March 31, 2024 and December 31, 2023, Pinnacle Bank had borrowed $2.1 billion in advances from the Federal Home Loan Bank of Cincinnati (FHLB). The amount of FHLB advances at each date was impacted by our decision in the first half of 2023 to increase our levels of on-balance sheet liquidity in response to the current economic environment and its impact on the banking sector following the failures of multiple high-profile banking institutions. At March 31, 2024, Pinnacle Bank had approximately $3.3 billion in additional availability with the FHLB; however, incremental borrowings are subject to applicable collateral requirements and are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or noncore funding as shown in the table below. The following table represents the balances of our deposits and other funding, the average rate paid for each type and the percentage of each type to the total at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	Average Rate Paid	Percent	December 31, 2023	Average Rate Paid	Percent
Core funding:
Noninterest-bearing deposit accounts	$7,958,739	0.00%	18.9%	$7,906,502	0.00%	19.1%
Interest-bearing demand accounts	5,421,995	3.23%	12.9%	5,150,878	2.92%	12.5%
Savings and money market accounts	10,696,500	3.36%	25.4%	10,083,448	2.96%	24.4%
Time deposit accounts less than $250,000	1,876,306	4.04%	4.4%	1,951,389	3.46%	4.7%
Reciprocating deposits (1)	7,947,355	4.46%	18.8%	7,954,522	4.05%	19.3%
Reciprocating CD accounts (1)	737,714	4.71%	1.8%	692,178	4.23%	1.7%
Total core funding	34,638,609	2.88%	82.2%	33,738,917	2.42%	81.7%
Noncore funding:
Relationship based noncore funding:
Other time deposits	1,472,591	4.61%	3.5%	1,654,147	4.12%	4.0%
Securities sold under agreements to repurchase	201,418	2.67%	0.5%	209,489	1.95%	0.5%
Total relationship based noncore funding	1,674,009	4.40%	4.0%	1,863,636	3.89%	4.5%
Wholesale funding:
Brokered deposits	2,874,194	4.69%	6.8%	2,603,707	4.59%	6.3%
Brokered time deposits	416,631	4.90%	1.0%	543,039	3.78%	1.3%
Federal Home Loan Bank advances	2,116,417	4.38%	5.0%	2,138,169	4.18%	5.2%
Subordinated debt and other funding	425,159	5.63%	1.0%	424,938	5.52%	1.0%
Total wholesale funding	5,832,401	4.66%	13.8%	5,709,853	4.41%	13.8%
Total noncore funding	7,506,410	4.60%	17.8%	7,573,489	4.28%	18.3%
Totals	$42,145,019	3.20%	100.0%	$41,312,406	2.75%	100.0%
(1)The reciprocating categories consists of time and money market deposits we receive from a bank network (the IntraFi network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the IntraFi network. Regulatory guidance defines reciprocating deposits in a portfolio of a bank of our size over and above $5.0 billion as noncore funding. However, we have witnessed no distinction in the behavior of the deposits in our portfolio over and above $5.0 billion versus the deposits up to $5.0 billion. Therefore, we have included the entire portfolio of reciprocating deposits in the table above as core funding.

As noted in the table above, our core funding as a percentage of total funding increased moving from 81.7% at December 31, 2023 to 82.2% at March 31, 2024 and remained well above internal policies. We experienced a mix shift in deposits during 2023 as a result of the multiple high-profile bank failures in the first half of 2023 as certain of our depositors opted for additional insurance by way of the reciprocating deposit accounts we offer through the IntraFi network and certain of our depositors moved their deposits out of non-interest bearing accounts and into interest-bearing accounts to take advantage of increased rates. We continue to create and implement new and enhanced deposit gathering initiatives each year as part of our annual strategic planning process in anticipation of the more challenging deposit gathering environment. When wholesale funding is necessary to complement our core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of March 31, 2024.

The amount of time deposits as of March 31, 2024 amounted to $4.5 billion. The following table shows our time deposits in denominations of less than $250,000 and in denominations of $250,000 and greater by category based on time remaining until maturity and the weighted average rate for each category as of March 31, 2024 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$1,036,477	4.34%
Over three but less than six months	696,277	4.14%
Over six but less than twelve months	792,327	4.29%
Over twelve months	374,088	4.04%
	$2,899,169	4.24%
Denominations $250,000 and greater
Three months or less	$570,226	4.62%
Over three but less than six months	420,913	4.32%
Over six but less than twelve months	452,962	4.40%
Over twelve months	159,972	4.33%
	$1,604,073	4.45%
Totals	$4,503,242	4.32%

Subordinated debt and other borrowings. Pinnacle Bank receives advances from the FHLB pursuant to the terms of various borrowing agreements which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At both March 31, 2024 and December 31, 2023, Pinnacle Bank had received advances from the FHLB totaling $2.1 billion. At March 31, 2024, the scheduled maturities of FHLB advances and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates (1)
2024	$—	—%
2025	366,250	4.95%
2026	162,500	4.00%
2027	237,500	4.14%
2028	1,375,000	3.97%
Thereafter	11	2.75%
	2,141,261
Deferred costs	(881)
Fair value hedging adjustment	(23,963)
Total Federal Home Loan Bank advances	$2,116,417
Weighted average interest rate		4.16%
(1)Some FHLB advances include variable interest rates that could increase or decrease in the future. The table reflects rates in effect as of March 31, 2024.

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

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2024	Coupon Structure at March 31, 2024
Trust preferred securities
PNFP Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	8.39%	3-month SOFR + 2.80% (1)
PNFP Statutory Trust II	September 15, 2005	September 30, 2035	20,619	6.96%	3-month SOFR + 1.40% (1)
PNFP Statutory Trust III	September 7, 2006	September 30, 2036	20,619	7.21%	3-month SOFR + 1.65% (1)
PNFP Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	8.44%	3-month SOFR + 2.85% (1)
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	8.83%	3-month SOFR + 3.25% (1)
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	8.43%	3-month SOFR + 2.85% (1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	7.98%	3-month SOFR + 2.40% (1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	7.26%	3-month SOFR + 1.70% (1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	8.67%	3-month SOFR + 3.10% (1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	7.08%	3-month SOFR + 1.49% (1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	7.31%	3-month SOFR+ 1.73% (1)
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	7.06%	3-month SOFR + 1.50% (1)

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	4.13%	Fixed (2)

Debt issuance costs and fair value adjustments			(7,836)
Total subordinated debt and other borrowings			$425,159
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

Capital Resources. At March 31, 2024 and December 31, 2023, our shareholders' equity amounted to $6.1 billion and $6.0 billion, respectively. At March 31, 2024 and December 31, 2023, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 10. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At March 31, 2024, we had approximately $190.6 million of cash at the parent company that could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

Share Repurchase Program. On January 17, 2023, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program remained in effect through March 31, 2024. On January 16, 2024, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the share repurchase program that expired on March 31, 2024. The new authorization is to remain in effect through March 31, 2025. We did not repurchase any shares under either share repurchase program during 2023 or the first three months of 2024.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $1.1 billion at March 31, 2024. Additionally, approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Pinnacle Bank to fall below specified minimum levels. During the three months ended March 31, 2024, the bank paid dividends of $26.7 million to us which is within the limits allowed by banking regulations.

During the three months ended March 31, 2024, we paid $17.3 million in dividends to our common shareholders and $3.8 million in dividends on our Series B Preferred Stock. On April 23, 2024, our board of directors declared a $0.22 per share quarterly cash dividend to common shareholders which should approximate $17.3 million in aggregate dividend payments that are expected to be paid on May 31, 2024 to common shareholders of record as of the close of business on May 3, 2024. Additionally, on that same day, our board of directors approved a quarterly dividend of approximately $3.8 million, or $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock payable on June 1, 2024 to shareholders of record at the close of business on May 17, 2024. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including, if necessary, our receipt of dividends from Pinnacle Bank, regulatory capital requirements, as they become known to us and receipt of any regulatory approvals that may become required as a result of our and our bank subsidiary's financial results.

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

Our interest rate sensitivity modeling incorporates a number of assumptions for both earnings simulation and EVE, including loan and deposit re-pricing characteristics, the rate of loan prepayments, etc. ALCO periodically reviews these assumptions for accuracy based on historical data and future expectations. Our ALCO policy requires that the base scenario assumes rates remain flat and is the scenario to which all others are compared in order to measure the change in net interest income and EVE. Policy limits are applied to the results of certain modeling scenarios. While the primary policy scenarios focus on a twelve month time frame for the earnings simulations model, longer time horizons are also modeled. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

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

	Estimated % Change in Net Interest Income Over 12 Months
	March 31, 2024	March 31, 2023
Instantaneous Rate Change
300 bps increase	2.76%	6.50%
200 bps increase	2.31%	4.90%
100 bps increase	1.41%	2.50%
100 bps decrease	(1.42)%	(2.00)%
200 bps decrease	(2.01)%	(3.60)%
300 bps decrease	(3.00)%	(5.80)%

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

At March 31, 2024, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At March 31, 2024, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

	March 31, 2024	March 31, 2023
Instantaneous Rate Change
300 bps increase	(19.25)%	(17.30)%
200 bps increase	(13.30)%	(11.90)%
100 bps increase	(6.88)%	(6.10)%
100 bps decrease	7.43%	4.40%
200 bps decrease	12.35%	(2.10)%
300 bps decrease	1.18%	(2.90)%

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

At March 31, 2024, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods. At present, ALCO has determined that its "most likely" rate scenario assumes two 25 basis point decreases in the Federal Funds Rate during 2024 with the first decrease occurring in the third quarter of 2024. Our "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At March 31, 2024, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB and, pursuant to a borrowing agreement with the FHLB, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB to increase or decrease our borrowing capacity at the FHLB. At March 31, 2024, we believe we had an estimated $3.3 billion in additional borrowing capacity with the FHLB; however, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $105.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than one month. There were no outstanding borrowings under these agreements at March 31, 2024, or during the year then ended, although we test the availability of these accommodations periodically. Pinnacle Bank also had approximately $6.5 billion in available Federal Reserve discount window lines of credit at March 31, 2024.

At March 31, 2024, excluding reciprocating time and money market deposits issued through the IntraFi network, we had approximately $3.3 billion in brokered deposits and $12.0 billion in uninsured and uncollateralized deposits. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid. During 2023, and in response to the uncertainty resulting from the macroeconomic environment and the failure of multiple high-profile financial institutions, we intentionally increased our levels of on-balance sheet liquidity. This increase was funded by a combination of increased core deposits, increased borrowings from the FHLB, holding the proceeds from the sale-leaseback transaction completed in the second quarter of 2023, the sale of investment securities and increases in brokered time deposits. We intend to continue to prepay and/or let mature wholesale funding as core deposit levels allow.

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

At March 31, 2024, we had no individually significant commitments for capital expenditures. But, we believe the number of our locations, including non-branch locations, will increase over an extended period of time across our footprint, including the markets to which we have recently expanded, and that certain of our locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. If we were to breach the terms of one of the leases entered into in the sale-leaseback transaction and the counterparty terminated the lease in accordance with its terms, we may be forced to expend significant amounts of capital expenditures to lease, procure and build or renovate a suitable replacement branch. Additionally, we expect we will continue to incur costs associated with planned technology improvements to enhance the infrastructure of our firm.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds).

We have certain contractual obligations as of March 31, 2024, which by their terms have a contractual maturity and termination dates subsequent to March 31, 2024. Each of these commitments is noted throughout Item 2. Management's Discussion and Analysis. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months and that we will have adequate liquidity to meet our obligations over a longer-term as well.

Off-Balance Sheet Arrangements. At March 31, 2024, we had outstanding standby letters of credit of $349.5 million and unfunded loan commitments outstanding of $14.8 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At March 31, 2024, we had accrued reserves of $17.5 million related to expected credit losses associated with off-balance sheet commitments.

Recently Adopted Accounting Pronouncements

See "Part I - Item 1. Consolidated Financial Statements - Note. 1 Summary of Significant Accounting Policies" of this Form 10-Q for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 37 through 58 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-(f)) occurred during the fiscal quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party or of which any of their property is the subject.

ITEM 1A.  RISK FACTORS

Investing in Pinnacle Financial involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in Pinnacle Financial have been outlined in Part II, Item 1A of our Form 10-K for the year ended December 31, 2023. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition. There has been no material change to our risk factors as previously disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended March 31, 2024.

Period	Total Number of Shares Repurchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	21,196	$84.83	—	125,000,000
February 1, 2024 to February 29, 2024	76,500	83.29	—	125,000,000
March 1, 2024 to March 31, 2024	78,476	82.22	—	125,000,000
Total	176,172	$83.04	—	125,000,000
______________________
(1)During the quarter ended March 31, 2024, 493,719 shares of restricted stock, restricted stock units or performance stock units previously awarded to certain of the participants in our equity incentive plans vested. We withheld 176,172 shares of common stock to satisfy tax withholding requirements associated with the vesting of these awards.

(2)On January 17, 2023, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock. The authorization for this program remained in effect through March 31, 2024. On January 16, 2024, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the previously authorized share repurchase program that expired on March 31, 2024. The new authorization is to remain in effect through March 31, 2025. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase program does not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. Pinnacle Financial did not repurchase any shares under its share repurchase program during the three months ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2024, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K except as noted below:

On March 12, 2024, M. Terry Turner, the President, Chief Executive Officer and a director of Pinnacle Financial, terminated an existing Rule 10b5-1 trading plan that he originally adopted on December 14, 2023. The plan was to expire on the earlier of (i) December 1, 2024 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan was 72,000 shares. No shares were sold under this plan prior to its termination.

On March 12, 2024, Robert A. McCabe, Jr., the Chairman of the Board and a director of Pinnacle Financial, terminated an existing Rule 10b5-1 trading plan that he originally adopted on December 14, 2023. The plan was to expire on the earlier of (i) December 1, 2024 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan was 72,000 shares. No shares were sold under this plan prior to its termination.

In addition, during the quarter ended March 31, 2024, Pinnacle Financial did not adopt or terminate any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (d) of Regulation S-K.

ITEM 6.  EXHIBITS

10.1#	Form of 2024 Restricted Share Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 22, 2024.
10.2#	Form of Named Executive Officers 2024 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 22, 2024.
10.3#	Pinnacle Financial Partners, Inc. 2024 Annual Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 27, 2024.
10.4#
Pinnacle Financial Partners, Inc. Second Amended and Restated 2018 Omnibus Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2024.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101)

#	Management contract or compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

May 7, 2024	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2024	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer
(Principal Financial and Accounting Officer)