Form 10-Q
period 2024-09-30
PINNACLE FINANCIAL PARTNERS INC
filed 2024-11-07
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024 there were 77,245,150 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
September 30, 2024

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," "aims," "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or BHG, including as a result of persistent elevated interest rates, the negative impact of inflationary pressures and challenging economic conditions on our and BHG's customers and their businesses, resulting in significant increases in loan losses and provisions for those losses and, in the case of BHG, substitutions; (ii) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (iii) the sale of investment securities in a loss position before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs; (iv) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout the Southeast region of the United States, particularly in commercial and residential real estate markets; (v) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the long-term historical growth rate of its, or such entities', loan portfolio; (vi) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to limit the rates it pays on deposits or uncertainty exists in the financial services sector; (vii) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (viii) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (ix) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of the negative impact to net interest margin from elevated deposit and other funding costs; (x) the results of regulatory examinations of Pinnacle Financial, Pinnacle Bank or BHG, or companies with whom they do business; (xi) BHG's ability to profitably grow its business and successfully execute on its business plans; (xii) risks of expansion into new geographic or product markets; (xiii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or other intangible assets; (xiv) the ineffectiveness of Pinnacle Bank's hedging strategies, or the unexpected counterparty failure or hedge failure of the underlying hedges; (xv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xvi) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvii) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Bank's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xviii) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xix) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches; (xx) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients; (xxi) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xxii) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xxiii) the risks associated with Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company or all or a portion of their ownership interests in BHG (triggering a similar sale by Pinnacle Bank); (xxiv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxv) fluctuations in the valuations of Pinnacle Financial's equity investments and the ultimate success of such investments; (xxvi) the availability of and access to capital; (xxvii) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions involving Pinnacle Financial, Pinnacle Bank or BHG; and (xxviii) general competitive, economic, political and market conditions. Additional factors which could affect the forward looking statements included in this report can be found in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2023, subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC and available on the SEC's website at http://www.sec.gov. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	September 30, 2024	December 31, 2023
ASSETS
Cash and noninterest-bearing due from banks	$276,578	$228,620
Restricted cash	193,758	86,873
Interest-bearing due from banks	2,362,828	1,914,856
Cash and cash equivalents	2,833,164	2,230,349
Securities purchased with agreement to resell	66,480	558,009
Securities available-for-sale, at fair value	5,390,988	4,317,530
Securities held-to-maturity (fair value of $2.7 billion and $2.8 billion, net of allowance for credit losses of $1.7 million and $1.7 million at Sept. 30, 2024 and Dec. 31, 2023, respectively)	2,902,253	3,006,357
Consumer loans held-for-sale	178,600	104,217
Commercial loans held-for-sale	8,617	9,280
Loans	34,308,310	32,676,091
Less allowance for credit losses	(391,534)	(353,055)
Loans, net	33,916,776	32,323,036
Premises and equipment, net	295,348	256,877
Equity method investment	424,637	445,223
Accrued interest receivable	226,178	217,491
Goodwill	1,846,973	1,846,973
Core deposits and other intangible assets	22,755	27,465
Other real estate owned	750	3,937
Other assets	2,588,369	2,613,139
Total assets	$50,701,888	$47,959,883
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$8,229,394	$7,906,502
Interest-bearing	12,615,993	11,365,349
Savings and money market accounts	15,188,270	14,427,206
Time	4,921,231	4,840,753
Total deposits	40,954,888	38,539,810
Securities sold under agreements to repurchase	209,956	209,489
Federal Home Loan Bank advances	2,146,395	2,138,169
Subordinated debt and other borrowings	425,600	424,938
Accrued interest payable	59,285	66,967
Other liabilities	561,506	544,722
Total liabilities	44,357,630	41,924,095
Shareholders' equity:
Preferred stock, no par value, 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at Sept. 30, 2024 and Dec. 31, 2023, respectively	217,126	217,126
Common stock, par value $1.00; 180.0 million shares authorized; 77.2 million and 76.8 million shares issued and outstanding at Sept. 30, 2024 and Dec. 31, 2023, respectively	77,232	76,767
Additional paid-in capital	3,120,842	3,109,493
Retained earnings	3,045,571	2,784,927
Accumulated other comprehensive loss, net of taxes	(116,513)	(152,525)
Total shareholders' equity	6,344,258	6,035,788
Total liabilities and shareholders' equity	$50,701,888	$47,959,883
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(dollars in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$570,489	$508,963	$1,663,347	$1,419,761
Securities:
Taxable	65,776	36,525	161,824	97,850
Tax-exempt	23,860	24,185	72,832	72,590
Federal funds sold and other	34,740	57,621	115,735	118,371
Total interest income	694,865	627,294	2,013,738	1,708,572

Interest expense:
Deposits	310,527	280,305	915,944	685,562
Securities sold under agreements to repurchase	1,495	1,071	4,210	2,449
Federal Home Loan Bank advances and other borrowings	31,339	28,676	91,784	75,695
Total interest expense	343,361	310,052	1,011,938	763,706
Net interest income	351,504	317,242	1,001,800	944,866
Provision for credit losses	26,281	26,826	90,937	77,282
Net interest income after provision for credit losses	325,223	290,416	910,863	867,584

Noninterest income:
Service charges on deposit accounts	16,217	12,665	44,219	36,563
Investment services	17,868	13,253	48,339	39,022
Insurance sales commissions	3,286	2,882	10,853	10,598
Gain on mortgage loans sold, net	2,643	2,012	8,792	5,632
Investment losses on sales, net	—	(9,727)	(72,103)	(19,688)
Trust fees	8,383	6,640	24,121	19,696
Income from equity method investment	16,379	24,967	51,102	70,970
Gain on sale of fixed assets	1,837	87	2,220	85,946
Other noninterest income	48,629	38,018	142,090	105,426
Total noninterest income	115,242	90,797	259,633	354,165

Noninterest expense:
Salaries and employee benefits	160,234	130,344	456,361	398,495
Equipment and occupancy	42,564	36,900	123,246	100,959
Other real estate expense, net	56	33	162	190
Marketing and other business development	5,599	5,479	18,500	17,085
Postage and supplies	2,965	2,621	8,871	8,303
Amortization of intangibles	1,558	1,765	4,710	5,339
Other noninterest expense	46,343	36,091	161,223	106,230
Total noninterest expense	259,319	213,233	773,073	636,601
Income before income taxes	181,146	167,980	397,423	585,148
Income tax expense	34,455	35,377	73,626	117,975
Net income	146,691	132,603	323,797	467,173
Preferred stock dividends	(3,798)	(3,798)	(11,394)	(11,394)
Net income available to common shareholders	$142,893	$128,805	$312,403	$455,779

Per share information:
Basic net income per common share	$1.87	$1.69	$4.09	$6.00
Diluted net income per common share	$1.86	$1.69	$4.08	$5.99
Weighted average common shares outstanding:
Basic	76,520,599	76,044,182	76,435,370	75,998,965
Diluted	76,765,586	76,201,916	76,606,329	76,102,622

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$146,691	$132,603	$323,797	$467,173
Other comprehensive gain (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	13,627	(113,305)	(7,723)	(81,899)
Change in fair value of cash flow hedges, net of tax	24,430	(17,403)	1,287	(28,764)
Accretion of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	(1,546)	(1,597)	(4,462)	(5,999)
Net gain on cash flow hedges reclassified from other comprehensive income into net income, net of tax	(2,433)	(2,473)	(7,378)	(7,217)
Net loss on sale of investment securities reclassified from other comprehensive income into net income, net of tax	—	7,293	54,288	14,766
Total other comprehensive gain (loss), net of tax	34,078	(127,485)	36,012	(109,113)
Total comprehensive income	$180,769	$5,118	$359,809	$358,060

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(dollars and shares in thousands)	Preferred Stock Amount	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts
Balance at December 31, 2022	$217,126	76,454	$76,454	$3,074,867	$2,341,706	$(190,761)	$5,519,392
Exercise of employee common stock options & related tax benefits	—	40	40	920	—	—	960
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,173)	—	(17,173)
Issuance of restricted common shares, net of forfeitures	—	193	193	(193)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(41)	(41)	(3,035)	—	—	(3,076)
Issuance of common stock pursuant to restricted stock unit (RSU) and performance stock unit (PSU) agreements, net of shares withheld for taxes & related tax benefits	—	93	93	(3,738)	—	—	(3,645)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	10,199	—	—	10,199
Net income	—	—	—	—	137,271	—	137,271
Other comprehensive income	—	—	—	—	—	43,998	43,998
Balance at March 31, 2023	$217,126	76,739	$76,739	$3,079,020	$2,458,006	$(146,763)	$5,684,128
Exercise of employee common stock options & related tax benefits	—	—	—	11	—	—	11
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,192)	—	(17,192)
Issuance of restricted common shares, net of forfeitures	—	7	7	(7)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(6)	(6)	(310)	—	—	(316)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	9,253	—	—	9,253
Net income	—	—	—	—	197,299	—	197,299
Other comprehensive loss	—	—	—	—	—	(25,626)	(25,626)
Balance at June 30, 2023	$217,126	76,740	$76,740	$3,087,967	$2,634,315	$(172,389)	$5,843,759
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,186)	—	(17,186)
Issuance of restricted common shares, net of forfeitures	—	19	19	(19)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(6)	(6)	(367)	—	—	(373)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	10,121	—	—	10,121
Net income	—	—	—	—	132,603	—	132,603
Other comprehensive loss	—	—	—	—	—	(127,485)	(127,485)
Balance at September 30, 2023	$217,126	76,753	$76,753	$3,097,702	$2,745,934	$(299,874)	$5,837,641

	Preferred Stock Amount	Common Stock				Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts	Additional Paid-in Capital	Retained Earnings
Balance at December 31, 2023	$217,126	76,767	$76,767	$3,109,493	$2,784,927	$(152,525)	$6,035,788
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,269)	—	(17,269)
Issuance of restricted common shares, net of forfeitures	—	190	190	(190)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(49)	(49)	(4,088)	—	—	(4,137)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes & related tax benefits	—	311	311	(14,738)	—	—	(14,427)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	10,340	—	—	10,340
Net income	—	—	—	—	123,944	—	123,944
Other comprehensive loss	—	—	—	—	—	(26,590)	(26,590)
Balance at March 31, 2024	$217,126	77,219	$77,219	$3,100,817	$2,887,804	$(179,115)	$6,103,851
Preferred dividends paid ($16.88 per share)	—	—		—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—		—	(17,245)	—	(17,245)
Issuance of restricted common shares, net of forfeitures	—	4	4	(4)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(6)	(6)	(441)	—	—	(447)
Compensation expense for restricted share awards, RSUs and PSUs	—	—		10,621	—	—	10,621
Net income	—	—		—	53,162	—	53,162
Other comprehensive income	—	—		—	—	28,524	28,524
Balance at June 30, 2024	$217,126	77,217	$77,217	$3,110,993	$2,919,923	$(150,591)	$6,174,668
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,245)	—	(17,245)
Issuance of restricted common shares, net of forfeitures	—	21	21	(21)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(6)	(6)	(571)	—	—	(577)
Issuance of common stock pursuant to restricted stock unit agreement, net of shares withheld for taxes & related tax benefits	—	—	—	(3)	—	—	(3)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	10,444	—	—	10,444
Net income	—	—	—	—	146,691	—	146,691
Other comprehensive income	—	—	—	—	—	34,078	34,078
Balance at September 30, 2024	$217,126	77,232	$77,232	$3,120,842	$3,045,571	$(116,513)	$6,344,258

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollars in thousands)	Nine months ended September 30,
	2024	2023
Operating activities:
Net income	$323,797	$467,173
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	38,956	44,635
Depreciation, amortization and accretion	72,677	59,417
Provision for credit losses	90,937	77,282
Gain on mortgage loans sold, net	(8,792)	(5,632)
Investment losses on sales, net	72,103	19,688
Gain on other equity investments, net	(12,375)	(9,512)
Stock-based compensation expense	31,405	29,573
Deferred tax expense (benefit)	(9,387)	11,891
Losses on dispositions of other real estate and other investments	95	82
Gain on sale of fixed assets	(2,220)	(85,946)
Income from equity method investment	(51,102)	(70,970)
Dividends received from equity method investment	71,689	33,159
Excess tax benefit from stock compensation	(2,646)	(241)
Gain on commercial loans sold, net	(655)	(408)
Commercial loans held for sale originated	(163,750)	(315,209)
Commercial loans held for sale sold	165,067	316,198
Consumer loans held for sale originated	(1,815,736)	(1,294,384)
Consumer loans held for sale sold	1,750,146	1,222,764
Increase in other assets	(138,818)	(189,302)
Increase (decrease) in other liabilities	(7,030)	61,005
Net cash provided by operating activities	404,361	371,263
Investing activities:
Activities in securities available-for-sale:
Purchases	(2,088,271)	(914,989)
Sales	822,741	303,145
Maturities, prepayments and calls	240,209	108,371
Activities in securities held-to-maturity:
Maturities, prepayments and calls	82,283	38,677
Net decrease in securities purchased under agreements to resell	491,529	13,276
Increase in loans, net	(1,728,915)	(3,062,357)
Proceeds from sale of loans	30,715	117,216
Purchases of software, premises and equipment	(69,542)	(61,870)
Proceeds from sales of software, premises and equipment	5,819	198,414
Proceeds from sale of other real estate	3,527	5,749
Proceeds from bank owned life insurance settlements	4,160	3,221
Proceeds from bank owned life insurance surrender	141,308	—
Proceeds from sale (purchase) of FHLB stock, net	276	(36,722)
Increase in other investments, net	(74,565)	(49,750)
Net cash used in investing activities	(2,138,726)	(3,337,619)
Financing activities:
Net increase in deposits	2,415,102	3,334,595
Net increase in securities sold under agreements to repurchase	467	1,089
Federal Home Loan Bank: Advances	454,650	3,425,000
Federal Home Loan Bank: Repayments/maturities	(450,009)	(1,750,000)
Principal payments of finance lease obligation	(286)	(224)
Issuance of common stock pursuant to RSA, RSU and PSU agreements, net of shares withheld for taxes	(5,161)	(3,645)
Exercise of common stock options, net of shares surrendered for taxes	(14,430)	(2,794)
Common stock dividends paid	(51,759)	(51,551)
Preferred stock dividends paid	(11,394)	(11,394)
Net cash provided by financing activities	2,337,180	4,941,076
Net increase in cash, cash equivalents, and restricted cash	602,815	1,974,720
Cash, cash equivalents, and restricted cash, beginning of period	2,230,349	1,177,382
Cash, cash equivalents, and restricted cash, end of period	$2,833,164	$3,152,102
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

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for the nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	For the nine months ended September 30,
	2024	2023
Cash Transactions:
Interest paid	$1,018,706	$714,827
Income taxes paid, net	30,047	96,698
Operating lease payments	28,444	22,648
Noncash Transactions:
Loans charged-off to the allowance for credit losses	72,773	57,616
Loans foreclosed upon and transferred to other real estate owned	435	435
Loans foreclosed upon and transferred to other assets	197	561
Right-of-use asset recognized during the period in exchange for lease obligations	24,064	195,995

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

The following is a summary of the basic and diluted net income per common share calculations for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic net income per common share calculation:
Numerator - Net income available to common shareholders	$142,893	$128,805	$312,403	$455,779

Denominator - Weighted average common shares outstanding	76,521	76,044	76,435	75,999
Basic net income per common share	$1.87	$1.69	$4.09	$6.00
Diluted net income per common share calculation:
Numerator - Net income available to common shareholders	$142,893	$128,805	$312,403	$455,779

Denominator - Weighted average common shares outstanding	76,521	76,044	76,435	75,999
Dilutive common shares contingently issuable	245	158	171	104
Weighted average diluted common shares outstanding	76,766	76,202	76,606	76,103
Diluted net income per common share	$1.86	$1.69	$4.08	$5.99

Recently Adopted Accounting Pronouncements — In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was initially effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. Pinnacle Financial implemented a transition plan to identify and convert its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. Pinnacle Financial has moved substantially all of its LIBOR-based loans to its preferred replacement index, a Secured Overnight Financing Rate (SOFR) based index as of September 30, 2024. For Pinnacle Financial's currently outstanding LIBOR-based loans, the timing and manner in which each customer's interest rate transitions to a replacement index will vary on a case-by-case basis and should occur at the next repricing date for these loans.

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

Subsequent Events — ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after September 30, 2024 through the date of the issued financial statements with no subsequent events being noted as of the date of this filing.

Note 2. Equity method investment

A summary of BHG's financial position as of September 30, 2024 and December 31, 2023 and results of operations as of and for the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	As of
	September 30, 2024	December 31, 2023
Assets	$3,737,126	$4,304,835

Liabilities	3,224,579	3,749,821
Equity interests	512,547	555,014
Total liabilities and equity	$3,737,126	$4,304,835

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues	$202,114	$311,276	$708,182	$924,560
Net income	$34,058	$48,125	$105,623	$152,163

At September 30, 2024, technology, trade name and customer relationship intangibles associated with Pinnacle Bank's investment in BHG, net of related amortization, totaled $5.8 million compared to $6.0 million as of December 31, 2023. Amortization expense of $60,000 and $178,000, respectively, was included for the three and nine months ended September 30, 2024 compared to $88,000 and $262,000, respectively, for the same periods in the prior year. Accretion income of $34,000 and $108,000, respectively, was included in the three and nine months ended September 30, 2024 compared to $43,000 and $183,000, respectively, for the same periods in the prior year.

During the three and nine months ended September 30, 2024, Pinnacle Bank received dividends of $24.8 million and $71.7 million, respectively, from BHG compared to $5.6 million and $33.2 million, respectively, received during the three and nine months ended September 30, 2023. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. During the three and nine months ended September 30, 2024 and 2023, Pinnacle Bank purchased no loans from BHG. At September 30, 2024 and December 31, 2023, there were $177.7 million and $263.0 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. These loans were purchased from BHG by Pinnacle Bank at par and BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is between 4.50% and 6.00% per annum. During the three and nine months ended September 30, 2024, Pinnacle Bank sold $10.2 million and $30.7 million, respectively, of BHG joint venture program loans back to BHG at par.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024:
Securities available-for-sale:
U.S. Treasury securities	$1,456,514	$17	$24,974	$1,431,557
U.S. Government agency securities	238,930	5	18,132	220,803
Mortgage-backed securities	1,729,398	10,878	85,919	1,654,357
State and municipal securities	1,526,844	11,819	42,231	1,496,432
Asset-backed securities	127,039	1,647	74	128,612
Corporate notes and other	481,651	1,973	24,397	459,227
	$5,560,376	$26,339	$195,727	$5,390,988
Securities held-to-maturity:
U.S. Treasury securities	$69,974	$—	$1,348	$68,626
U.S. Government agency securities	340,158	—	10,979	329,179
Mortgage-backed securities	370,433	767	25,909	345,291
State and municipal securities	1,863,397	5,005	144,265	1,724,137
Asset-backed securities	176,557	63	6,801	169,819
Corporate notes and other	83,441	—	6,592	76,849
	$2,903,960	$5,835	$195,894	$2,713,901
Allowance for credit losses - securities held-to-maturity	(1,707)
Securities held-to-maturity, net of allowance for credit losses	$2,902,253

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023:
Securities available-for-sale:
U.S. Treasury securities	$907,990	$2	$14,580	$893,412
U.S. Government agency securities	284,607	—	21,877	262,730
Mortgage-backed securities	1,071,963	444	125,017	947,390
State and municipal securities	1,604,874	26,129	45,108	1,585,895
Asset-backed securities	201,577	338	10,280	191,635
Corporate notes and other	477,761	69	41,362	436,468
	$4,548,772	$26,982	258,224	$4,317,530
Securities held-to-maturity:
U.S Treasury securities	$90,309	$—	$3,840	$86,469
U.S. Government agency securities	364,769	—	19,187	345,582
Mortgage-backed securities	382,100	637	34,900	347,837
State and municipal securities	1,886,459	6,079	159,027	1,733,511
Asset-backed securities	198,418	—	14,228	184,190
Corporate notes	86,009	—	8,414	77,595
	$3,008,064	$6,716	$239,596	$2,775,184
Allowance for credit losses - securities held-to-maturity	(1,707)
Securities held-to-maturity, net of allowance for credit losses	$3,006,357

During the quarters ended March 31, 2022, March 31, 2020 and September 30, 2018, Pinnacle Financial transferred, at fair value, $1.1 billion, $873.6 million and $179.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax losses of $1.5 million, net unrealized after tax gains of $69.0 million and net unrealized after tax losses of $2.2 million, respectively, on these transferred securities remained in accumulated other comprehensive income (loss) and are being amortized over the remaining life of the transferred securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. At September 30, 2024, approximately $2.8 billion of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At September 30, 2024, repurchase agreements comprised of secured borrowings totaled $210.0 million and were secured by $210.0 million of pledged U.S. government agency securities, mortgage-backed securities, municipal securities, asset-backed securities and corporate notes. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to the customers with whom it has entered into the repurchase agreements for the customers to remain adequately secured.

The amortized cost and fair value of debt securities as of September 30, 2024 by contractual maturity is shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
September 30, 2024:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,075	$9,166	$138,251	$136,597
Due in one year to five years	227,176	214,064	307,863	294,076
Due in five years to ten years	452,701	425,872	80,695	75,397
Due after ten years	3,018,987	2,958,917	1,830,161	1,692,721
Mortgage-backed securities	1,729,398	1,654,357	370,433	345,291
Asset-backed securities	127,039	128,612	176,557	169,819
	$5,560,376	$5,390,988	$2,903,960	$2,713,901

At September 30, 2024 and December 31, 2023, the following available-for-sale securities had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2024
U.S. Treasury securities	$626,281	$7,625	$796,446	$17,349	$1,422,727	$24,974
U.S. Government agency securities	—	—	219,712	18,132	219,712	18,132
Mortgage-backed securities	391,774	3,313	617,752	82,606	1,009,526	85,919
State and municipal securities	144,268	10,194	534,808	32,037	679,076	42,231
Asset-backed securities	20,457	29	1,455	45	21,912	74
Corporate notes	34,070	1,075	280,418	23,322	314,488	24,397
Total temporarily-impaired securities	$1,216,850	$22,236	$2,450,591	$173,491	$3,667,441	$195,727

At December 31, 2023
U.S. Treasury securities	$693,621	$11,651	$192,500	$2,929	$886,121	$14,580
U.S. Government agency securities	14,989	11	247,648	21,866	262,637	21,877
Mortgage-backed securities	72,907	1,518	828,251	123,499	901,158	125,017
State and municipal securities	185,108	908	449,212	44,200	634,320	45,108
Asset-backed securities	42,207	254	122,469	10,026	164,676	10,280
Corporate notes	12,679	7	403,882	41,355	416,561	41,362
Total temporarily-impaired securities	$1,021,511	$14,349	$2,243,962	$243,875	$3,265,473	$258,224

The applicable dates for determining when available-for-sale securities were in an unrealized loss position were September 30, 2024 and December 31, 2023. As such, it is possible that an available-for-sale security had a market value less than its amortized cost on other days during the twelve-month periods ended September 30, 2024 and December 31, 2023, but is not included in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at September 30, 2024, Pinnacle Financial had approximately $195.7 million in unrealized losses on approximately $3.7 billion of available-for-sale securities. For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial currently does not intend to sell those available-for-sale securities that have an unrealized loss at September 30, 2024, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value of available-for-sale securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with available-for-sale securities at September 30, 2024 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at September 30, 2024. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type. Pinnacle Financial has a zero loss expectation for U.S. treasury securities in addition to U.S. Government agency securities and mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. Credit losses on held-to-maturity state and municipal securities and corporate notes and other securities are estimated using third-party probability of default and loss given default models driven primarily by macroeconomic factors over a reasonable and supportable period of twenty-four months with an eight month reversion to average loss factors. At both September 30, 2024 and December 31, 2023, the estimated allowance for credit losses on these held-to-maturity securities was $1.7 million.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At September 30, 2024, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. No such securities were sold during three months ended September 30, 2024. During nine months ended September 30, 2024, $822.7 million of available-for-sale securities were sold resulting in gross realized gains of $86,000 and gross realized losses of $72.2 million. During the three and nine months ended September 30, 2023, $129.6 million and $303.1 million, respectively, of available-for-sale securities were sold resulting in gross realized gains of $289,000 and $302,000 and gross realized losses of $10.0 million and $20.0 million, respectively.

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

Loans at September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Commercial real estate:
Owner occupied	$4,264,743	$4,044,896
Non-owner occupied	8,132,388	7,535,494
Consumer real estate – mortgage	4,907,766	4,851,531
Construction and land development	3,486,504	4,041,081
Commercial and industrial	12,986,865	11,666,691
Consumer and other	530,044	536,398
Subtotal	$34,308,310	$32,676,091
Allowance for credit losses	(391,534)	(353,055)
Loans, net	$33,916,776	$32,323,036

Commercial loans receive risk ratings assigned by a financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Each of the risk rating categories is further described below. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes that are less than those of the other defined risk categories further described below. Pinnacle Financial believes its categories follow those used by Pinnacle Bank's primary regulators. At September 30, 2024, approximately 80% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

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

The following tables present loan balances classified within each risk rating category by primary loan type and year of origination or most recent renewal as of September 30, 2024 and December 31, 2023, as well as the gross loan charge-offs by primary loan type and year of origination or most recent renewal for the nine months ended September 30, 2024 (in thousands):

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
September 30, 2024
Commercial real estate - owner occupied
Pass	$519,550	$791,255	$1,098,122	$797,684	$455,593	$473,887	$72,777	$4,208,868
Special Mention	11,786	4,012	11,112	3,235	4,118	8,868	—	43,131
Substandard (1)	—	3,153	927	86	83	767	—	5,016
Substandard-nonaccrual	4,294	849	—	1,832	—	753	—	7,728
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$535,630	$799,269	$1,110,161	$802,837	$459,794	$484,275	$72,777	$4,264,743
Current period gross charge-offs	$—	(2,808)	(4,480)	(1,522)	—	(94)	—	$(8,904)
Commercial real estate - non-owner occupied
Pass	$940,400	$904,676	$3,037,444	$1,981,035	$501,402	$515,403	$107,025	$7,987,385
Special Mention	57,203	—	32,032	—	1,538	1,842	—	92,615
Substandard (1)	—	13,483	—	—	—	—	—	13,483
Substandard-nonaccrual	—	492	124	38,289	—	—	—	38,905
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - non-owner occupied	$997,603	$918,651	$3,069,600	$2,019,324	$502,940	$517,245	$107,025	$8,132,388
Current period gross charge-offs	$(1,347)	—	—	(2,000)	—	—	—	$(3,347)
Consumer real estate – mortgage
Pass	$270,935	$521,756	$909,163	$994,212	$410,196	$453,399	$1,315,112	$4,874,773
Special Mention	—	—	—	370	—	—	—	370
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	60	6,148	6,498	4,965	1,884	11,465	1,603	32,623
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$270,995	$527,904	$915,661	$999,547	$412,080	$464,864	$1,316,715	$4,907,766
Current period gross charge-offs	$—	—	(41)	—	(18)	(12)	(717)	$(788)
Construction and land development
Pass	$820,303	$671,283	$1,568,291	$329,150	$7,755	$6,895	$54,027	$3,457,704
Special Mention	504	—	—	25,110	—	—	—	25,614
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	1,179	1,995	—	—	12	—	—	3,186
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$821,986	$673,278	$1,568,291	$354,260	$7,767	$6,895	$54,027	$3,486,504
Current period gross charge-offs	$—	—	—	—	—	—	—	$—
Commercial and industrial
Pass	$3,075,697	$2,135,154	$1,780,693	$927,995	$248,559	$276,405	$4,294,026	$12,738,529
Special Mention	17,926	66,289	32,756	4,320	420	1,905	30,131	153,747
Substandard (1)	5,934	4,374	19,264	1,210	17	8,927	18,486	58,212
Substandard-nonaccrual	2,735	7,255	6,746	17,344	80	834	1,383	36,377
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$3,102,292	$2,213,072	$1,839,459	$950,869	$249,076	$288,071	$4,344,026	$12,986,865
Current period gross charge-offs	$(716)	(8,036)	(11,719)	(12,446)	(701)	(657)	(16,336)	$(50,611)
Consumer and other
Pass	$123,756	$20,548	$21,050	$48,355	$27,528	$732	$287,601	$529,570
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	405	—	2	41	25	1	—	474
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$124,161	$20,548	$21,052	$48,396	$27,553	$733	$287,601	$530,044
Current period gross charge-offs	$(25)	(282)	(110)	(2,818)	(1,335)	(7)	(4,546)	$(9,123)

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Total loans
Pass	$5,750,641	$5,044,672	$8,414,763	$5,078,431	$1,651,033	$1,726,721	$6,130,568	$33,796,829
Special Mention	87,419	70,301	75,900	33,035	6,076	12,615	30,131	315,477
Substandard (1)	5,934	21,010	20,191	1,296	100	9,694	18,486	76,711
Substandard-nonaccrual	8,673	16,739	13,370	62,471	2,001	13,053	2,986	119,293
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$5,852,667	$5,152,722	$8,524,224	$5,175,233	$1,659,210	$1,762,083	$6,182,171	$34,308,310
Current period gross charge-offs	$(2,088)	(11,126)	(16,350)	(18,786)	(2,054)	(770)	(21,599)	$(72,773)

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
December 31, 2023
Commercial real estate - owner occupied
Pass	$785,834	$1,123,425	$871,389	$502,260	$267,595	$357,339	$56,680	$3,964,522
Special Mention	1,595	37,324	5,300	2,252	5,306	4,701	—	56,478
Substandard (1)	5,528	9,331	3,262	1,145	568	610	—	20,444
Substandard-nonaccrual	1,781	615	686	53	—	317	—	3,452
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$794,738	$1,170,695	$880,637	$505,710	$273,469	$362,967	$56,680	$4,044,896
Commercial real estate - non-owner occupied
Pass	$1,304,109	$2,682,275	$1,737,275	$713,979	$505,767	$370,420	$107,841	$7,421,666
Special Mention	—	30,229	—	6,745	216	5,335	—	42,525
Substandard (1)	25,723	2,969	—	—	1,195	73	—	29,960
Substandard-nonaccrual	—	153	40,180	—	—	489	521	41,343
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - non-owner occupied	$1,329,832	$2,715,626	$1,777,455	$720,724	$507,178	$376,317	$108,362	$7,535,494
Consumer real estate – mortgage
Pass	$573,120	$976,006	$1,056,720	$448,420	$207,790	$318,505	$1,253,091	$4,833,652
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	688	2,265	2,951	2,525	5,265	3,671	514	17,879
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$573,808	$978,271	$1,059,671	$450,945	$213,055	$322,176	$1,253,605	$4,851,531
Construction and land development
Pass	$1,153,137	$1,930,062	$884,060	$12,102	$5,580	$6,369	$41,886	$4,033,196
Special Mention	2,728	—	—	4,467	—	—	—	7,195
Substandard (1)	—	—	—	—	—	82	—	82
Substandard-nonaccrual	—	608	—	—	—	—	—	608
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$1,155,865	$1,930,670	$884,060	$16,569	$5,580	$6,451	$41,886	$4,041,081
Commercial and industrial
Pass	$3,778,326	$2,103,473	$1,127,096	$325,176	$215,158	$142,806	$3,753,575	$11,445,610
Special Mention	11,125	22,806	12,457	532	144	1,847	45,025	93,936
Substandard (1)	10,142	2,243	25,311	145	359	9,028	60,986	108,214
Substandard-nonaccrual	10,436	4,193	1,583	409	359	735	1,215	18,930
Doubtful-nonaccrual	—	—	—	1	—	—	—	1
Total Commercial and industrial	$3,810,029	$2,132,715	$1,166,447	$326,263	$216,020	$154,416	$3,860,801	$11,666,691

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Consumer and other
Pass	$136,809	$28,774	$66,126	$37,015	$541	$656	$266,402	$536,323
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	—	—	—	—	—	75	75
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$136,809	$28,774	$66,126	$37,015	$541	$656	$266,477	$536,398
Total loans
Pass	$7,731,335	$8,844,015	$5,742,666	$2,038,952	$1,202,431	$1,196,095	$5,479,475	$32,234,969
Special Mention	15,448	90,359	17,757	13,996	5,666	11,883	45,025	200,134
Substandard (1)	41,393	14,543	28,573	1,290	2,122	9,793	60,986	158,700
Substandard-nonaccrual	12,905	7,834	45,400	2,987	5,624	5,212	2,325	82,287
Doubtful-nonaccrual	—	—	—	1	—	—	—	1
Total loans	$7,801,081	$8,956,751	$5,834,396	$2,057,226	$1,215,843	$1,222,983	$5,587,811	$32,676,091

(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding loan modifications made to borrowers experiencing financial difficulty. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $48.2 million at September 30, 2024, compared to $127.4 million at December 31, 2023.

The table below presents the aging of past due balances by loan segment at September 30, 2024 and December 31, 2023 (in thousands):

September 30, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans
Commercial real estate:
Owner occupied	$4,052	$5,931	$3,629	$13,612	$4,251,131	$4,264,743
Non-owner occupied	974	—	38,413	39,387	8,093,001	8,132,388
Consumer real estate – mortgage	6,844	14,449	17,479	38,772	4,868,994	4,907,766
Construction and land development	67	—	2,696	2,763	3,483,741	3,486,504
Commercial and industrial	14,581	7,268	18,584	40,433	12,946,432	12,986,865
Consumer and other	3,880	2,155	1,204	7,239	522,805	530,044
Total	$30,398	$29,803	$82,005	$142,206	$34,166,104	$34,308,310

December 31, 2023
Commercial real estate:
Owner occupied	$1,671	$507	$3,398	$5,576	$4,039,320	$4,044,896
Non-owner occupied	40,577	489	153	41,219	7,494,275	7,535,494
Consumer real estate – mortgage	21,585	1,352	10,824	33,761	4,817,770	4,851,531
Construction and land development	621	28	608	1,257	4,039,824	4,041,081
Commercial and industrial	14,197	28,221	16,890	59,308	11,607,383	11,666,691
Consumer and other	5,286	1,868	1,496	8,650	527,748	536,398
Total	$83,937	$32,465	$33,369	$149,771	$32,526,320	$32,676,091

The following table details the changes in the allowance for credit losses for the three and nine months ended September 30, 2024 and 2023, respectively, by loan classification (in thousands):

	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Three months ended September 30, 2024:
Balance at June 30, 2024	$29,847	$78,964	$80,247	$30,035	$154,014	$8,494	$381,601
Charged-off loans	—	(266)	(126)	—	(19,842)	(2,905)	(23,139)
Recovery of previously charged-off loans	11	12	168	—	3,281	1,319	4,791
Provision for credit losses on loans	1,842	2,053	(4,102)	2,340	24,918	1,230	28,281
Balance at September 30, 2024	$31,700	$80,763	$76,187	$32,375	$162,371	$8,138	$391,534
Three months ended September 30, 2023:
Balance at June 30, 2023	$26,497	$55,108	$59,374	$38,855	$148,418	$9,207	$337,459
Charged-off loans	—	—	(168)	(3)	(20,330)	(4,208)	(24,709)
Recovery of previously charged-off loans	52	44	374	86	3,831	2,229	6,616
Provision for credit losses on loans	1,329	2,097	10,917	(1,908)	12,383	2,008	26,826
Balance at September 30, 2023	$27,878	$57,249	$70,497	$37,030	$144,302	$9,236	$346,192

Nine months ended September 30, 2024:
Balance at December 31, 2023	$28,690	$57,687	$71,354	$39,142	$148,212	$7,970	$353,055
Charged-off loans	(8,904)	(3,347)	(788)	—	(50,611)	(9,123)	(72,773)
Recovery of previously charged-off loans	153	40	849	9	10,030	4,234	15,315
Provision for credit losses on loans	11,761	26,383	4,772	(6,776)	54,740	5,057	95,937
Balance at September 30, 2024	$31,700	$80,763	$76,187	$32,375	$162,371	$8,138	$391,534
Nine months ended September 30, 2023:
Balance at December 31, 2022	$26,617	$40,479	$36,536	$36,114	$144,353	$16,566	$300,665
Charged-off loans	—	—	(598)	(3)	(45,158)	(11,857)	(57,616)
Recovery of previously charged-off loans	66	1,233	1,989	337	11,959	6,877	22,461
Provision for credit losses on loans	1,195	15,537	32,570	582	33,148	(2,350)	80,682
Balance at September 30, 2023	$27,878	$57,249	$70,497	$37,030	$144,302	$9,236	$346,192

The adequacy of the allowance for credit losses is reviewed by Pinnacle Financial's management on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed to be adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

The current expected credit losses (CECL) methodology requires the allowance for credit losses to be measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For commercial real estate, consumer real estate, construction and land development, and commercial and industrial loans, Pinnacle Financial primarily utilizes a probability of default and loss given default modeling approach. These models utilize historical correlations between default and loss experience, loan level attributes, and certain macroeconomic factors as determined through a statistical regression analysis. Segments using this approach incorporate various economic drivers.

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

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. A reasonable and supportable period of fifteen months was utilized for all loan segments at September 30, 2024 and December 31, 2023, followed by a twelve month straight line reversion to long term averages at each measurement date.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, as of September 30, 2024 and December 31, 2023 (in thousands):

	Real Estate	Business Assets	Other	Total
September 30, 2024
Commercial real estate:
Owner occupied	$8,799	$—	$—	$8,799
Non-owner occupied	54,894	—	—	54,894
Consumer real estate – mortgage	34,693	—	—	34,693
Construction and land development	3,241	—	—	3,241
Commercial and industrial	—	46,654	709	47,363
Consumer and other	—	—	—	—
Total	$101,627	$46,654	$709	$148,990
December 31, 2023
Commercial real estate:
Owner occupied	$22,284	$—	$—	$22,284
Non-owner occupied	69,577	—	—	69,577
Consumer real estate – mortgage	20,389	—	—	20,389
Construction and land development	668	—	—	668
Commercial and industrial	—	31,625	552	32,177
Consumer and other	—	—	—	—
Total	$112,918	$31,625	$552	$145,095

The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. Pinnacle Financial uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, a loan modification will be granted by providing principal forgiveness on certain loans. When principal forgiveness is provided, the amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is charged-off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023, disaggregated by class of loans and type of modification granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty (in thousands):

Three and nine months ended September 30, 2024
Combination
	Amortized Cost Basis	% of Total Loan Type	Financial Effect

Commercial real estate:
Owner occupied	$—	—
Non-owner occupied	—	—
Consumer real estate – mortgage	—	—
Construction and land development	—	—
Commercial and industrial	15,003	0.12%	Reduced the weighted average contractual interest rate by 0.5% and added a weighted average 1.92 years to the term
Consumer and other	—	—
Total	$15,003

	Three and nine months ended September 30, 2023
	Payment Delay		Term Extension		Combination¹
	Total	%	Total	%	Total	%	Total

Commercial real estate:
Owner occupied	$—	—%	$5,528	0.14%	$—	—%	$5,528
Non-owner occupied	11,165	0.15%	—	—%	13,476	0.18%	24,641
Consumer real estate – mortgage	—	—%	—	—%	—	—%	—
Construction and land development	—	—%	—	—%	—	—%	—
Commercial and industrial	—	—%	3,225	0.03%	—	—%	3,225
Consumer and other	—	—%	—	—%	—	—%	—
Total	$11,165		$8,753		$13,476		$33,394
¹ The combination includes payment delay, term extension, and an interest rate reduction.

Three and nine months ended September 30, 2023
Financial Effect

Payment Delay:
Non-owner occupied	Implemented interest-only payments until loan maturity
Term Extension:
Owner Occupied	Added a weighted average 0.25 years to the term of the modified loans
Commercial and industrial	Added a weighted average 0.25 years to the term of the modified loans
Combination:
Non-owner Occupied	Reduced weighted average contractual interest rate by 0.55%, added a weighted average 2 years to the term and implemented an alternative payment schedule until loan maturity

During the three months ended September 30, 2024, no loans experienced a payment default subsequent to being granted a modification in the prior twelve months. Pinnacle Financial charged off $2.8 million of owner occupied commercial real estate and $1.1 million of non-owner occupied commercial real estate loans that were previously modified and subsequently defaulted during the nine months ended September 30, 2024.

The table below presents the aging of past due balances as of September 30, 2024 and September 30, 2023 of loans made to borrowers experiencing financial difficulty that were modified in the previous twelve months:

September 30, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Current	Total modified loans
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—
Consumer real estate – mortgage	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	15,003	15,003
Consumer and other	—	—	—	—	—
Total	$—	$—	$—	$15,003	$15,003

September 30, 2023
Commercial real estate:
Owner occupied	$—	$—	$—	$5,528	$5,528
Non-owner occupied	—	—	—	24,641	24,641
Consumer real estate – mortgage	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	3,225	3,225
Consumer and other	—	—	—	—	—
Total	$—	$—	$—	$33,394	$33,394

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at September 30, 2024 and December 31, 2023. Also presented is the balance of loans on nonaccrual status at September 30, 2024 for which there was no related allowance for credit losses recorded (in thousands):

	September 30, 2024			December 31, 2023
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner occupied	$7,728	$3,951	$—	$3,452	$122	$—
Non-owner occupied	38,905	—	—	41,343	40,669	—
Consumer real estate – mortgage	32,623	1,376	11	17,879	—	781
Construction and land development	3,186	319	—	608	—	—
Commercial and industrial	36,377	17,874	2,783	18,931	519	3,802
Consumer and other	474	—	817	75	—	1,421
Total	$119,293	$23,520	$3,611	$82,288	$41,310	$6,004

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three and nine months ended September 30, 2024 and 2023. Had these loans been on accruing status, an additional $2.5 million and $6.6 million of interest income would have been recognized for the three and nine months ended September 30, 2024, respectively, compared to an additional $1.2 million and $3.1 million for the three and nine months ended September 30, 2023, respectively. Approximately $33.4 million and $7.9 million of nonaccrual loans were performing pursuant to their contractual terms as of September 30, 2024 and December 31, 2023, respectively.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at September 30, 2024 with the comparative exposures for December 31, 2023 (in thousands):

	September 30, 2024
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2023
Lessors of nonresidential buildings	$4,578,913	$872,139	$5,451,052	$5,916,335
Lessors of residential buildings	2,278,972	609,958	2,888,930	3,179,041
New Housing For-Sale Builders	562,830	806,163	1,368,993	1,396,653
Music Publishers	862,574	307,707	1,170,281	1,219,781

Among other data, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At September 30, 2024 and December 31, 2023, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 68.2% and 84.2%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 243.3% and 259.0% as of September 30, 2024 and December 31, 2023, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. At September 30, 2024, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate monitoring of its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds.

At September 30, 2024, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $41.3 million to current directors, executive officers, and their related interests, of which $39.3 million had been drawn upon. At December 31, 2023, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $37.7 million to directors, executive officers, and their related interests, of which approximately $34.7 million had been drawn upon. All loans to directors, executive officers, and their related interests were performing in accordance with contractual terms at September 30, 2024 and December 31, 2023.

Loans Held for Sale

At September 30, 2024, Pinnacle Financial had approximately $8.6 million in commercial loans held for sale compared to $9.3 million at December 31, 2023. These include commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers. Also included are commercial loans originated for sale to BHG as part of BHG's alternative financing portfolio.

At September 30, 2024, Pinnacle Financial had approximately $145.3 million in consumer loans held for sale, excluding mortgage loans, compared to $84.0 million at December 31, 2023. These include consumer loans originated for sale to BHG as part of BHG's alternative financing portfolio.

At September 30, 2024, Pinnacle Financial had approximately $33.3 million of mortgage loans held-for-sale compared to approximately $20.2 million at December 31, 2023. Total mortgage loan volumes sold during the nine months ended September 30, 2024 were approximately $574.8 million compared to approximately $511.3 million for the nine months ended September 30, 2023. During the three and nine months ended September 30, 2024, Pinnacle Financial recognized $2.6 million and $8.8 million, respectively, in gains on the sale of these loans, net of commissions paid, compared to $2.0 million and $5.6 million, respectively, during the three and nine months ended September 30, 2023.

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

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the three and nine months ended September 30, 2024.
`

	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024
Fair value, beginning of period	$11,301	$—
Initial recognition of servicing asset	—	11,812
Additions from loans sold with servicing retained	32	170
Estimate of changes in fair value due to:
Payoffs, paydowns, and repurchases	(48)	(212)
Changes in valuation inputs or assumptions	(327)	(812)
Fair value, end of period	$10,958	$10,958

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $8.4 million and $8.8 million at September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, Pinnacle Financial paid $55,000 and $365,000, respectively, in taxes related to state income tax filings for tax years prior to 2024. During the three months ended September 30, 2023, Pinnacle Financial paid no taxes related to state income tax filings for tax years prior to 2023. During the nine months ended September 30, 2023, Pinnacle Financial paid $6.3 million in taxes related to state income tax filings for tax years prior to 2023.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest and penalties were recognized during the three and nine months ended September 30, 2024 and September 30, 2023.

Pinnacle Financial's effective tax rate for the three and nine months ended September 30, 2024 was 19.0% and 18.5%, respectively, compared to 21.1% and 20.2% for the three and nine months ended September 30, 2023, respectively. The difference between the effective tax rate and the federal and state income tax statutory rate of 25.00% at September 30, 2024 and 2023, respectively, is primarily due to investments in bank qualified municipal securities, tax benefits of Pinnacle Bank's real estate investment trust subsidiary, participation in the Tennessee Community Investment Tax Credit program, and tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC premiums and non-deductible executive compensation.

Income tax expense is also impacted by the vesting of equity-based awards and the exercise of employee stock options, which as expense or benefit is recorded as a discrete item as a component of total income tax, the amount of which is dependent upon the change in the grant date fair value and the vest date fair value of the underlying award. For the three and nine months ended September 30, 2024 and 2023, Pinnacle Financial recognized excess tax benefits of $131,000 and $2.6 million, respectively, compared to tax expense of $16,000 and excess tax benefits of $241,000, respectively, with respect to the vesting of equity-based awards and the exercise of employee stock options.

Note 7. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At September 30, 2024, these commitments amounted to $14.4 billion, of which approximately $1.8 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At September 30, 2024 and December 31, 2023, these commitments amounted to $380.1 million and $325.1 million, respectively.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At September 30, 2024 and December 31, 2023, Pinnacle Financial had accrued reserves of $12.5 million and $17.5 million, respectively, for the inherent risks associated with these off-balance sheet commitments. The provision for these unfunded commitments decreased $2.0 million and $5.0 million, respectively, for the three and nine months ended September 30, 2024. There was no provision for these unfunded commitments for the three months ended September 30, 2023 and a decrease of $3.5 million for the nine months ended September 30, 2023.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolutions of these claims outstanding at September 30, 2024 are not expected to have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 8.  Equity Compensation

Pinnacle Financial's Second Amended and Restated 2018 Omnibus Equity Incentive Plan (2018 Plan) permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. On April 23, 2024, Pinnacle Financial's common shareholders approved the second amendment and restatement of the 2018 Plan that, among other things, authorized an additional 1.0 million shares for issuance under the 2018 Plan. At September 30, 2024, there were approximately 1.7 million shares available for issuance under the 2018 Plan.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the nine months ended September 30, 2024 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2023	703,399	$77.68
Shares awarded	240,016
Restrictions lapsed and shares released to associates/directors	(205,393)
Shares forfeited	(25,484)
Unvested at September 30, 2024	712,538	$81.70

Pinnacle Financial has granted restricted share awards to associates (including certain members of executive management) and outside directors with time-based vesting criteria. Compensation expense associated with time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the nine months ended September 30, 2024. The table reflects the life-to-date activity for these awards:

Grant year	Group (1)	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (4)	Shares unvested
Time Based Awards
2024	Associates (2)	5	230,126	146	98	6,013	223,869
Outside Director Awards (3)
2024	Outside directors	1	9,890	—	—	—	9,890
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
(4)These shares represent forfeitures resulting from recipients whose employment was terminated during the year-to-date period ended September 30, 2024. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Restricted Stock Unit Awards

A summary of activity for unvested restricted stock units for the nine months ended September 30, 2024 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2023	102,877	$78.03
Shares awarded	57,480
Restrictions lapsed and shares released to associates	(49,280)
Shares forfeited	(1,239)
Unvested at September 30, 2024	109,838	$80.83

Pinnacle Financial grants restricted stock units to its Named Executive Officers (NEOs) and leadership team members with time-based vesting criteria. Compensation expense associated with time-based vesting restricted stock unit awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock unit grants that were made, grouped by similar vesting criteria, during the nine months ended September 30, 2024. The table reflects the life-to-date activity for these awards:

Grant year	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (1)	Shares unvested
2024	3	57,480	24	8	569	56,879

(1)These shares represent forfeitures resulting from recipients whose employment was terminated during the year-to-date period ended September 30, 2024. Dividend equivalents are held in escrow for award recipients for dividends paid prior to the forfeiture restrictions lapsing. Such dividend equivalents are not released from escrow if an award is forfeited.

Performance Stock Unit Awards

The following table details the performance stock unit awards outstanding at September 30, 2024:

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
(2)Performance stock unit awards granted in or after 2022, if earned, will be settled in shares of Pinnacle Financial common stock in the period noted in the table, if the performance criterion included in the applicable performance unit award agreement are met.

During the nine months ended September 30, 2024 and 2023, respectively, the restrictions associated with 435,863 and 111,108 performance stock unit awards previously granted lapsed based on the terms of the underlying award agreements and approval by Pinnacle Financial's Human Resources and Compensation Committee, and were settled into shares of Pinnacle Financial common stock with 158,513 and 38,782 shares, respectively, being withheld to pay the taxes associated with the settlement of those shares.

Stock compensation expense related to restricted share awards, restricted stock unit awards and performance stock unit awards for the three and nine months ended September 30, 2024 was $10.4 million and $31.4 million, respectively, compared to $10.1 million and $29.6 million, respectively, for the three and nine months ended September 30, 2023. As of September 30, 2024, the total compensation cost related to unvested restricted share awards, restricted stock unit awards and performance stock unit awards estimated at maximum performance not yet recognized was $71.0 million. This expense, if the underlying units are earned, is expected to be recognized over a weighted-average period of 1.93 years.

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

Pinnacle Financial's derivative instruments with certain counterparties contain legally enforceable netting that allow multiple transactions to be settled into a single amount. The fair value hedge and interest rate swaps (swaps) assets and liabilities are presented at gross fair value before the application of bilateral collateral and master netting agreements, but after the initial margin posting and daily variation margin payments made with central clearing house organizations. Total fair value hedge and swaps assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of September 30, 2024 and December 31, 2023. The resulting net fair value hedge and swaps asset and liability fair values are included in other assets and other liabilities, respectively, on the consolidated balance sheets. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customers' transactions as of September 30, 2024 and December 31, 2023 is included in the following table (in thousands):

	September 30, 2024		December 31, 2023
	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Interest rate swap agreements:
Assets	$2,358,376	$43,972	$2,037,740	$66,462
Liabilities	2,358,376	(44,487)	2,037,740	(67,206)
Total	$4,716,752	$(515)	$4,075,480	$(744)

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At September 30, 2024 and December 31, 2023, there were no interest rate swap agreements designated as non-hedge derivatives cleared through clearing houses.

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

		Amount of Loss Recognized in Income
	Location of Loss Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Interest rate swap agreements	Other noninterest income	$414	$(265)	$223	$(847)

On June 28, 2024, Pinnacle Financial executed a credit default swap (CDS) with a counterparty with a notional amount of $86.5 million. The CDS notional amount is equal to 5% of a reference pool of $1.7 billion in first lien consumer real estate - mortgage loans whereby the counterparty will assume the first loss position for these loans up to approximately $86.5 million in aggregate losses. Pinnacle Financial will pay to the counterparty an annual loss protection fee equal to 7.95% of the corresponding notional amount of the CDS for as long as the loans in the reference pool remain outstanding. The notional amount of the CDS will decline over time as the loans in the reference portfolio are paid down, mature or the counterparty absorbs the first loss portion of losses on those loans. The CDS qualifies as a derivative, but is not designated as a hedging instrument. Changes in the fair value of the CDS are recognized as a gain or loss in current period earnings in other noninterest income. A summary of Pinnacle Financial's CDS as of September 30, 2024 and December 31, 2023 is included in the following table (in thousands):

	September 30, 2024		December 31, 2023
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Credit default swap	$83,558	$(137)	$—	$—

The effects of Pinnacle Financial's CDS on the income statement during the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

		Amount of Loss Recognized in Income
	Location of Loss Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Credit default swap	Other noninterest income	$(137)	$—	$(137)	$—

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income (loss), net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. A summary of the cash flow hedge relationships as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

					September 30, 2024		December 31, 2023
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor - loans	Other assets	3.09	4.00%-4.50% minus USD-Term SOFR 1M	N/A	$875,000	$31,708	$875,000	$36,483
Interest rate collars - loans	Other assets	3.09	4.25%-4.75% minus USD-Term SOFR 1M	USD-Term SOFR 1M minus 6.75%-7.00%	875,000	34,588	875,000	38,314
					$1,750,000	$66,296	$1,750,000	$74,797

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three and nine months ended September 30, 2024 and 2023 were as follows, net of tax (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Asset derivatives	2024	2023	2024	2023
Interest rate floors and collars - loans	$24,430	$(17,403)	$1,287	$(28,764)

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive income (loss) would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Gains on cash flow hedges totaling $2.4 million and $7.4 million, net of tax, were reclassified from accumulated other comprehensive income (loss) into net income during the three and nine months ended September 30, 2024, respectively, compared to $2.5 million and $7.2 million, net of tax, during the three and nine months ended September 30, 2023, respectively. Approximately $1.6 million in unrealized gains, net of tax, are expected to be reclassified from accumulated other comprehensive income (loss) into net income over the next twelve months related to previously terminated cash flow hedges.

Derivatives designated as fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. Pinnacle Financial utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable available-for-sale securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates or SOFR. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. Pinnacle Financial also utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on Federal Home Loan Bank of Cincinnati (FHLB) advances with payments beginning on various dates throughout 2024 and the first quarter of 2025. During the third quarter of 2024, Pinnacle Financial entered into a portfolio layer method fair value hedge with a notional amount of $300 million. Under the portfolio layer method, the hedged item is designated as a hedged layer of a closed portfolio of available-for-sale securities that is anticipated to remain outstanding throughout the hedge period ending September 1, 2026.

A summary of Pinnacle Financial's fair value hedge relationships as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

					September 30, 2024		December 31, 2023
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Asset derivatives
Interest rate swaps - securities	Other assets	9.33	2.30%	Federal Funds/ SOFR	$584,698	$30,932	$543,061	$42,983
Interest rate swaps - borrowings	Other assets	2.78	SOFR	4.96%	750,000	3,250	750,000	3,654
Liability derivatives
Interest rate swaps - securities	Other liabilities	10.77	3.43%	Federal Funds/ SOFR	$2,646,568	$(11,739)	$1,569,078	$(1,275)
Interest rate swaps - borrowings	Other liabilities	3.34	SOFR	4.96%	425,000	(2,255)	425,000	(1,656)
					$4,406,266	$20,188	$3,287,139	$43,706

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At September 30, 2024 and December 31, 2023, the notional amount of fair value derivatives cleared through central clearing houses was $3.1 billion and $2.0 billion with a fair value that approximates zero due to $48.7 million and $4.0 million in variation margin payments.

Notional amounts of $342.9 million as of September 30, 2024 receive a variable rate of interest based on the daily compounded federal funds rate and notional amounts totaling $4.1 billion as of September 30, 2024 receive a variable rate of interest based on the daily compounded SOFR.

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
Securities		2024	2023	2024	2023
Interest rate swaps - securities	Interest income on securities	$(59,423)	$15,669	$(22,515)	$17,494
Securities available-for-sale	Interest income on securities	$59,423	$(15,669)	$22,515	$(17,494)
FHLB advances
Interest rate swaps - FHLB advances	Interest expense on FHLB advances and other borrowings	$30,679	$1,559	$(1,003)	$(12,338)
FHLB advances	Interest expense on FHLB advances and other borrowings	$(30,679)	$(1,559)	$1,003	$12,338

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at September 30, 2024 and December 31, 2023 (in thousands):

	Carrying Amount of the Hedged Assets/Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/Liabilities
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Line item on the balance sheet
Securities available-for-sale	$4,095,640	$2,074,621	$29,471	$(41,708)
Federal Home Loan Bank advances	$1,175,995	$1,173,002	$995	$(1,998)

During the three and nine months ended September 30, 2024, amortization expense totaling $67,000 and $264,000, respectively, related to previously terminated fair value hedges was recognized as a reduction to interest income on loans compared to $141,000 and $519,000, respectively, for the three and nine months ended September 30, 2023.

In April 2022, interest rates swaps designated as fair value hedges with notional amounts totaling $164.3 million and market values totaling $14.3 million were terminated. Approximately $986,000 in gains were recognized at the time of termination and the remaining $5.7 million at September 30, 2024 will be accreted as additional interest income on the previously hedged available-for-sale mortgage backed and municipal securities over the same period as existing purchase discounts or premiums on these securities.

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

The following tables present financial instruments measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
September 30, 2024
Investment securities available-for-sale:
U.S. Treasury securities	$1,431,557	$—	$1,431,557	$—
U.S. Government agency securities	220,803	—	220,803	—
Mortgage-backed securities	1,654,357	—	1,654,357	—
State and municipal securities	1,496,432	—	1,496,096	336
Agency-backed securities	128,612	—	128,612	—
Corporate notes and other	459,227	—	446,351	12,876
Total investment securities available-for-sale	5,390,988	—	5,377,776	13,212
Other investments	193,110	—	22,854	170,256
Mortgage servicing rights	10,958	—	—	10,958
Other assets	152,604	—	152,604	—
Total assets at fair value	$5,747,660	$—	$5,553,234	$194,426

Other liabilities	$65,635	$—	$65,635	$—
Total liabilities at fair value	$65,635	$—	$65,635	$—

December 31, 2023
Investment securities available-for-sale:
U.S. Treasury securities	$893,412	$—	$893,412	$—
U.S. Government agency securities	262,730	—	262,730	—
Mortgage-backed securities	947,390	—	947,390	—
State and municipal securities	1,585,895	—	1,585,416	479
Agency-backed securities	191,635	—	191,635	—
Corporate notes and other	436,468	—	436,468	—
Total investment securities available-for-sale	4,317,530	—	4,317,051	479
Other investments	179,487	—	22,347	157,140
Other assets	197,541	—	197,541	—
Total assets at fair value	$4,694,558	$—	$4,536,939	$157,619

Other liabilities	$79,068	$—	$79,068	$—
Total liabilities at fair value	$79,068	$—	$79,068	$—

The following table presents assets measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

September 30, 2024	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$750	$—	$—	$750
Collateral dependent loans (1)	81,451	—	—	81,451
Total	$82,201	$—	$—	$82,201

December 31, 2023
Other real estate owned	$3,937	$—	$—	$3,937
Collateral dependent loans (1)	52,167	—	—	52,167
Total	$56,104	$—	$—	$56,104

(1) The carrying values of collateral dependent loans at September 30, 2024 and December 31, 2023 are net of valuation allowances of $43.8 million and $18.6 million, respectively.

In the case of the available-for-sale investment securities portfolio (AFS), Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. During the nine months ended September 30, 2024, one AFS security with a carrying value of $12.8 million previously classified as Level 2 was transferred to Level 3 due to unobservable inputs becoming significant. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2023, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2024 and 2023 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three months ended September 30,					For the Nine months ended September 30,
	2024			2023		2024			2023
	AFS securities	Other investments	MSRs	AFS securities	Other investments	AFS securities	Other investments	MSRs	AFS securities	Other investments
Fair value, beginning of period	$13,197	$168,312	$11,301	$479	$151,762	$479	$157,140	$—	$629	$130,982
Total realized gains (losses) included in income	13	2,414	(343)	1	(77)	39	1,879	10,958	3	3,597
Changes in unrealized gains/losses included in other comprehensive income (loss)	2	—	—	(9)	—	18	—	—	(2)	—
Transfers into Level 3	—	—	—	—	—	12,841	—	—	—	—
Purchases	—	5,608	—	—	8,015	—	22,910	—	—	27,947
Issuances	—	—	—	—	—	—	—	—	—	—
Settlements	—	(6,078)	—	—	(3,037)	(165)	(11,673)	—	(159)	(5,863)
Transfers out of Level 3	—	—	—	—	—	—	—	—	—	—
Fair value, end of period	$13,212	$170,256	$10,958	$471	$156,663	$13,212	$170,256	$10,958	$471	$156,663
Total realized gains (losses) included in income	$13	$2,414	$(343)	$1	$(77)	$39	$1,879	$10,958	$3	$3,597

The following tables present the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at September 30, 2024 and December 31, 2023. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

	Carrying Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
September 30, 2024
Financial assets:
Securities purchased with agreement to resell	$66,480	$66,483	$—	$—	$66,483
Securities held-to-maturity	2,902,253	2,713,901	—	2,713,901	—
Loans, net	33,916,776	33,484,235	—	—	33,484,235
Consumer loans held-for-sale	178,600	179,257	—	179,257	—
Commercial loans held-for-sale	8,617	8,649	—	8,649	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	41,164,844	40,320,965	—	—	40,320,965
Federal Home Loan Bank advances	2,146,395	2,187,199	—	—	2,187,199
Subordinated debt and other borrowings	425,600	430,367	—	—	430,367

December 31, 2023
Financial assets:
Securities purchased with agreement to resell	$558,009	$461,375	$—	$—	$461,375
Securities held-to-maturity	3,006,357	2,775,184	—	2,775,184	—
Loans, net	32,323,036	31,863,583	—	—	31,863,583
Consumer loans held-for-sale	104,217	104,626	—	104,626	—
Commercial loans held-for-sale	9,280	9,316	—	9,316	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	38,749,299	37,954,938	—	—	37,954,938
Federal Home Loan Bank advances	2,138,169	2,166,912	—	—	2,166,912
Subordinated debt and other borrowings	424,938	462,399	—	—	462,399

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
During the nine months ended September 30, 2024, Pinnacle Bank paid $80.3 million of dividends to Pinnacle Financial. As of September 30, 2024, based on the criteria noted above Pinnacle Bank could pay approximately $1.2 billion of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2013, Pinnacle Financial has paid a quarterly common stock dividend. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 18, 2022 when the board of directors increased the dividend to $0.22 per common share from $0.18 per common share. During the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th fractional interest in a share of Series B noncumulative, perpetual preferred stock (the "Series B Preferred Stock") in a registered public offering to both retail and institutional investors. Beginning in the third quarter of 2020, Pinnacle Financial began paying a quarterly dividend of $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock. The amount and timing of all future dividend payments by Pinnacle Financial, if any, including dividends on Pinnacle Financial's Series B Preferred Stock (and associated depositary shares), is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's receipt of dividends from Pinnacle Bank, earnings, capital position, financial condition, liquidity and other factors, including regulatory capital requirements, as they become known to Pinnacle Financial and receipt of any regulatory approvals that may become required as a result of each of Pinnacle Financial's or Pinnacle Bank's financial results.

Pinnacle Financial and Pinnacle Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and Pinnacle Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Pinnacle Financial's and Pinnacle Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Pinnacle Financial and Pinnacle Bank periodically evaluate risk weightings and may enter into transactions or undertake procedures that may reduce risk weightings, such as during the quarter ended June 30, 2024 when Pinnacle Financial entered into a CDS, as more fully described in Note 9. Derivative Instruments, and implemented enhanced control processes with respect to certain commercial loans which permitted recharacterization of the loans, each of which reduced risk weighted assets of both Pinnacle Financial and Pinnacle Bank.

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

Management believes, as of September 30, 2024, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the applicable 2.5% capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2024
Total capital to risk weighted assets:
Pinnacle Financial	$5,368,010	13.2%	$3,242,447	8.0%	$4,053,059	10.0%
Pinnacle Bank	$5,111,617	12.6%	$3,233,592	8.0%	$4,041,990	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$4,613,659	11.4%	$2,431,835	6.0%	$2,431,835	6.0%
Pinnacle Bank	$4,726,266	11.7%	$2,425,194	6.0%	$3,233,592	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$4,396,410	10.8%	$1,823,876	4.5%	N/A	N/A
Pinnacle Bank	$4,726,143	11.7%	$1,818,895	4.5%	$2,627,293	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$4,613,659	9.6%	$1,924,732	4.0%	N/A	N/A
Pinnacle Bank	$4,726,266	9.8%	$1,919,773	4.0%	$2,399,716	5.0%

At December 31, 2023
Total capital to risk weighted assets:
Pinnacle Financial	$5,115,755	12.7%	$3,216,424	8.0%	$4,020,530	10.0%
Pinnacle Bank	$4,797,278	12.0%	$3,207,699	8.0%	$4,009,623	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$4,354,759	10.8%	$2,412,318	6.0%	$2,412,318	6.0%
Pinnacle Bank	$4,465,282	11.1%	$2,405,774	6.0%	$3,207,699	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$4,137,510	10.3%	$1,809,238	4.5%	N/A	N/A
Pinnacle Bank	$4,465,159	11.1%	$1,804,330	4.5%	$2,606,255	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$4,354,759	9.4%	$1,853,213	4.0%	N/A	N/A
Pinnacle Bank	$4,465,282	9.7%	$1,847,972	4.0%	$2,309,965	5.0%
(1) Well-capitalized minimum Common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average assets are not formally defined under applicable banking regulations for bank holding companies.
(*) Average assets for the above calculations were based on the most recent quarter.

Note 12.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities and has entered into certain other subordinated debt agreements. These instruments are outlined below as of September 30, 2024 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at September 30, 2024	Coupon Structure at September 30, 2024
Trust preferred securities
PNFP Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	8.00%	3-month SOFR + 2.80% (1)
PNFP Statutory Trust II	September 15, 2005	September 30, 2035	20,619	6.27%	3-month SOFR + 1.40% (1)
PNFP Statutory Trust III	September 7, 2006	September 30, 2036	20,619	6.52%	3-month SOFR + 1.65% (1)
PNFP Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	8.06%	3-month SOFR + 2.85% (1)
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	8.81%	3-month SOFR + 3.25% (1)
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	8.41%	3-month SOFR + 2.85% (1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	7.96%	3-month SOFR + 2.40% (1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	6.57%	3-month SOFR + 1.70% (1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	8.02%	3-month SOFR + 3.10% (1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	6.70%	3-month SOFR + 1.49% (1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	7.25%	3-month SOFR + 1.73% (1)
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	6.37%	3-month SOFR + 1.50% (1)

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	7.98%	3-month SOFR + 3.04% (2)

Debt issuance costs and fair value adjustments			(7,395)
Total subordinated debt and other borrowings			$425,600
(1) Rate transitioned to three month term SOFR plus a comparable tenor spread adjustment beginning after July 1, 2023 as three month LIBOR ceased to be published effective July 1, 2023.
(2) Previously was to migrate to three month LIBOR + 2.775%, but migrated to three month CME Term SOFR + 3.04% beginning September 15, 2024 through the end of the term as three month LIBOR ceased to be published effective July 1, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at September 30, 2024 and December 31, 2023 and our results of operations for the three and nine months ended September 30, 2024 and 2023. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein and the risk factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023 (Form 10-K) and the other reports we have filed with the Securities and Exchange Commission since we filed that Form 10-K. Unless the context otherwise requires, the terms "Pinnacle Financial," "we," "our," or similar terms refer to Pinnacle Financial Partners, Inc. and, where appropriate, its subsidiaries.

Overview

General. Our diluted net income per common share for the three and nine months ended September 30, 2024 was $1.86 and $4.08, respectively, compared to $1.69 and $5.99, respectively, for the same periods in 2023. At September 30, 2024, loans increased to $34.3 billion as compared to $32.7 billion at December 31, 2023, and total deposits increased to $41.0 billion at September 30, 2024 from $38.5 billion at December 31, 2023.

Results of Operations. Our net interest income increased to $351.5 million and $1.0 billion, respectively, for the three and nine months ended September 30, 2024 compared to $317.2 million and $944.9 million, respectively, for the same periods in the prior year, representing an increase of $34.3 million, or 10.8%, and $56.9 million, or 6.0%, respectively. For the three and nine months ended September 30, 2024 when compared to the comparable periods in 2023, this increase was largely the result of organic loan growth and yield expansion in our earning asset portfolio. Partially offsetting these increases in net interest income were continued increases in cost of funds compared to the prior year's comparable periods. The net interest margin (the ratio of net interest income to average earning assets) for the three and nine months ended September 30, 2024 was 3.22% and 3.14%, respectively, compared to 3.06% and 3.22%, respectively, for the same periods in 2023 and reflects a full-quarter impact of the capital optimization initiatives and balance sheet restructuring completed in the second quarter of 2024 as well as increased average earning asset balances and the intentional focus of our relationship managers on obtaining appropriate pricing on new and renewing loans and keeping our deposit pricing contained as well as the stability of our noninterest bearing deposit balances during the quarter.

Our provision for credit losses was $26.3 million and $90.9 million, respectively, for the three and nine months ended September 30, 2024 compared to $26.8 million and $77.3 million, respectively, for the same periods in 2023. Provision expense is relatively flat in the comparable three month periods ended September 30, 2024 and 2023. The change in provision expense for the nine month period ended September 30, 2024 as compared to the same period in 2023 is primarily the result of specific reserves associated with a $38 million loan which was previously identified as a problem loan that was placed on nonaccrual in the fourth quarter of 2023. Also impacting provision expense for the three and nine months ended September 30, 2024 were net charge-offs totaling $18.3 million and $57.5 million, respectively, compared to $18.1 million and $35.2 million, respectively, for the same periods in 2023. Negatively impacting net charge-offs in the third quarter of 2024 was the deterioration of a single commercial and industrial loan which resulted in a charge-off of $9.0 million. In addition, in the second quarter of 2024 the continued deterioration of the value of the underlying collateral of an owner-occupied commercial real estate loan resulted in a charge-off of $10.3 million. The increase in charge-offs in the nine months ended September 30, 2024 as compared to the same period in 2023 is primarily the result of the combination of the charge-off of these two loans.
Noninterest income increased by $24.4 million, or 26.9%, and decreased by $94.5 million, or 26.7%, respectively, during the three and nine months ended September 30, 2024 compared to the same periods in 2023. Income from our wealth management groups (investments, insurance and trust) reflect strong revenue growth increasing $6.8 million during the three months ended September 30, 2024 when compared to the same period in 2023. Service charges on deposit accounts also reflect strong revenue growth with an increase of $3.6 million during the three months ended September 30, 2024 when compared to the same period in 2023. Interchange and other consumer fees also positively impacted noninterest income with an increase of $1.8 million during the three months ended September 30, 2024 when compared to the same period in 2023. Income related to bank-owned life insurance also positively impacted noninterest income during the three months ended September 30, 2024 with an increase of $4.4 million when compared to the same period in 2023 primarily attributable to restructuring activities initiated late in 2023. Additionally, during the third quarter of 2024, we recognized $1.8 million in gains on the sale of fixed assets. These increases were offset in part by a decrease in income related to our equity method investment in BHG of $8.6 million, or 34.4%, during the three months ended September 30, 2024 when compared to the same period in 2023.

For the nine months ended September 30, 2024, the decrease in noninterest income is due primarily to the intentional repositioning of a portion of our securities portfolio with the goal of meaningfully enhancing its future performance with the sale of approximately $822.7 million of available-for-sale securities at a net loss of $72.1 million. Additionally, negatively impacting noninterest income during the nine months ended September 30, 2024 when compared to the same period in 2023 was a decline in income from our equity method investment in BHG of $19.9 million, or 28.0%. Also significantly contributing to the decline in noninterest income for the nine months ended September 30, 2024 were gains on the sale of fixed assets of $85.9 million for the nine months ended September 30, 2023, compared to $2.2 million for the nine months ended September 30, 2024, respectively, primarily the result of the sale-leaseback transaction which was completed in the second quarter of 2023. These declines were offset in part for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 by the recognition of a mortgage servicing asset associated with our Freddie Mac Small Business Lending (SBL) platform of approximately $11.8 million during the first quarter of 2024, which has been reflected in other noninterest income. Also positively impacting noninterest income were wealth management revenues of $83.3 million for the nine months ended September 30, 2024 compared to $69.3 million in the same period in the prior year.

Noninterest expense increased by $46.1 million, or 21.6%, and $136.5, or 21.4%, respectively, during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. Impacting noninterest expense for the three and nine months ended September 30, 2024 as compared to the same prior year periods was an increase of $29.9 million and $57.9 million, respectively, in salaries and employee benefits. The increase in salaries and employee benefits was primarily the result of an increase in our associate base to 3,516.5 full-time equivalent associates at September 30, 2024 versus 3,329.5 at September 30, 2023, as well as annual merit increases effective in January 2024 and increases in cash and equity incentive accruals due to our belief at September 30, 2024 that we were likely to achieve a payout percentage under our annual cash incentive plan in 2024 that would be higher than what we paid out under our 2023 annual cash incentive plan and under our performance-based vesting restricted stock unit awards based on estimated performance through September 30, 2024. Noninterest expense categories, other than salaries and employee benefits, were $99.1 million and $316.7 million, respectively, during the three and nine months ended September 30, 2024 compared to $82.9 million and $238.1 million, respectively, during three and nine months ended September 30, 2023, increases of 19.5% and 33.0%, respectively. The three and nine months ended September 30, 2024 as compared to the same 2023 periods were impacted by changes in equipment and occupancy costs and lending and deposit-related expenses. Equipment and occupancy costs were $42.6 million and $123.2 million, respectively, for the three and nine months ended September 30, 2024 compared to $36.9 million and $101.0 million, respectively, for the three and nine months ended September 30, 2023 and were negatively impacted by the overall growth in our infrastructure, additional locations added, new technology implemented and, for the nine months ended September 30, 2024, higher levels of lease expense as a result of the execution of the sale-leaseback transaction in the second quarter of 2023. Lending-related expenses were $17.7 million and $44.0 million, respectively, for the three and nine months ended September 30, 2024 compared to $12.5 million and $37.2 million, respectively, for the three and nine months ended September 30, 2023 and were negatively impacted by the loss protection fees of $2.1 million associated with the execution of a credit default swap during the second quarter of 2024. Deposit-related expenses were $15.9 million and $52.9 million, respectively, during the three and nine months ended September 30, 2024 compared to $14.1 million and $36.2 million, respectively, for the three and nine months ended September 30, 2023. Impacting deposit-related expense during the nine months ended September 30, 2024 was a $6.8 million increase in the FDIC special assessment which was originally estimated in the fourth quarter of 2023 and was revised in 2024. Additionally impacting the nine month period ended September 30, 2024 were approximately $27.6 million in fees paid during the second quarter of 2024 to terminate an agreement to resell $500.0 million of securities we had previously purchased.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 55.6% and 61.3%, respectively, for the three and nine months ended September 30, 2024 compared to 52.3% and 49.0%, respectively, for the three and nine months ended September 30, 2023. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Our efficiency ratio during the three and nine months ended September 30, 2024 compared to the same periods in 2023 was both positively and negatively impacted by the changes to net interest income, noninterest income and noninterest expense discussed above.
During the three and nine months ended September 30, 2024, we recorded income tax expense of $34.5 million and $73.6 million, respectively, compared to $35.4 million and $118.0 million, respectively, for the three and nine months ended September 30, 2023. Our effective tax rate for the three and nine months ended September 30, 2024 was 19.0% and 18.5%, respectively, compared to 21.1% and 20.2%, respectively, for the three and nine months ended September 30, 2023. Our tax rate in each period was impacted by, among other things, the vesting and exercise of equity-based awards previously granted under our equity-based compensation program. For the three and nine months ended September 30, 2024, we recognized excess tax benefits of $131,000 and $2.6 million, respectively, in connection with the vesting and exercise of such equity-based awards compared to tax expense of $16,000 and excess tax benefits of $241,000 for the three and nine months ended September 30, 2023. The increase in excess tax benefits recognized during the nine months ended September 30, 2024 as compared to the same period in 2023 was the primary reason for the decrease in the effective tax rate between periods.

Financial Condition. Loans increased $1.6 billion, or 5.0%, during the nine months ended September 30, 2024 when compared to December 31, 2023. The increase is primarily the result of loans made to borrowers that principally operate or are located in the markets in which we have recently entered or expanded our presence, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company. Loan growth was also positively impacted during the nine months ended September 30, 2024 by the continued growth of certain specialty lending groups, including franchise lending and equipment lease financing. During 2023, we made the intentional decision to continue the tightening of our underwriting, particularly in construction and commercial real estate (CRE) investment property. We expect that to continue through the end of 2024 and our loan growth rates over such period should reflect this tightening. Total deposits were $41.0 billion at September 30, 2024 compared to $38.5 billion at December 31, 2023, an increase of $2.4 billion, or 6.3%. Interest-bearing deposits grew during the nine months ended September 30, 2024, by approximately $1.3 billion, or 11.0%, from December 31, 2023, as a result of our intentional focus on gathering and retaining these deposits.
At September 30, 2024, our allowance for credit losses was $391.5 million compared to $353.1 million at December 31, 2023. The increase in the allowance for credit losses during the nine months ended September 30, 2024 was primarily the result of specific reserves associated with a $38 million loan which was previously identified as a problem loan that was placed on nonaccrual in the fourth quarter of 2023 and an overall increase in loan loss reserves due to the impact of the changing macroeconomic environment on our CECL models. Additionally, during the three and nine months ended September 30, 2024 net charge-offs were $18.3 million and $57.5 million, respectively, compared to $18.1 million and $35.2 million, respectively, for the same periods in 2023. Negatively impacting net charge-offs in the third quarter of 2024 was the deterioration of a single commercial and industrial loan which resulted in a charge-off of $9.0 million. In addition, in the second quarter of 2024 the continued deterioration of the value of the underlying collateral of an owner-occupied commercial real estate loan resulted in a charge-off of $10.3 million. The increase in charge-offs in the nine months ended September 30, 2024 as compared to the same period in 2023 is primarily the result of the combination of the charge-off of these two loans.
Capital and Liquidity. At September 30, 2024 and December 31, 2023, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 11. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q) for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At September 30, 2024, the Company had approximately $192.0 million of cash that could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

On January 16, 2024, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the previously authorized share repurchase program that expired on March 31, 2024. The new authorization is to remain in effect through March 31, 2025. We did not repurchase any shares under either share repurchase program during 2023 or the first nine months of 2024.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Estimates as described in our Form 10-K.

Selected Financial Information

The following is a summary of certain financial information for the three and nine month periods ended September 30, 2024 and 2023 and as of September 30, 2024 and December 31, 2023 (dollars in thousands, except per share data):

	Three Months Ended September 30,		2024 - 2023 Percent	Nine Months Ended September 30,		2024 - 2023 Percent
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Income Statement:
Interest income	$694,865	$627,294	10.8%	$2,013,738	$1,708,572	17.9%
Interest expense	343,361	310,052	10.7%	1,011,938	763,706	32.5%
Net interest income	351,504	317,242	10.8%	1,001,800	944,866	6.0%
Provision for credit losses	26,281	26,826	(2.0)%	90,937	77,282	17.7%
Net interest income after provision for credit losses	325,223	290,416	12.0%	910,863	867,584	5.0%
Noninterest income	115,242	90,797	26.9%	259,633	354,165	(26.7)%
Noninterest expense	259,319	213,233	21.6%	773,073	636,601	21.4%
Net income before income taxes	181,146	167,980	7.8%	397,423	585,148	(32.1)%
Income tax expense	34,455	35,377	(2.6)%	73,626	117,975	(37.6)%
Net income	146,691	132,603	10.6%	323,797	467,173	(30.7)%
Preferred stock dividends	(3,798)	(3,798)	—%	(11,394)	(11,394)	—%
Net income available to common shareholders	$142,893	$128,805	10.9%	$312,403	$455,779	(31.5)%

Per Share Data:
Basic net income per common share	$1.87	$1.69	10.7%	$4.09	$6.00	(31.8)%
Diluted net income per common share	$1.86	$1.69	10.1%	$4.08	$5.99	(31.9)%

Performance Ratios:
Return on average assets (1)	1.15%	1.08%	6.5%	0.85%	1.35%	(37.0)%
Return on average shareholders' equity (2)	9.07%	8.66%	4.7%	6.77%	10.57%	(36.0)%
Return on average common shareholders' equity (3)	9.40%	9.00%	4.4%	7.02%	10.99%	(36.1)%

	September 30, 2024	December 31, 2023
Balance Sheet:
Loans, net of allowance for credit losses	$33,916,776	$32,323,036	4.9%
Deposits	$40,954,888	$38,539,810	6.3%
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

Results of Operations

Net Interest Income. Net interest income represents the amount by which interest earned on various interest-earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $351.5 million and $1.0 billion, respectively, for the three and nine months ended September 30, 2024 compared to $317.2 million and $944.9 million, respectively, for the same periods in the prior year, representing increases of $34.3 million, or 10.8%, and $56.9 million, or 6.0%, respectively. For the three and nine months ended September 30, 2024 when compared to the comparable periods in 2023, this increase was largely the result of organic loan growth and yield expansion in our earning asset portfolio. Partially offsetting these increases in net interest income were continued increases in cost of funds compared to the prior year's comparable periods.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets
Loans (1) (2)	$34,081,759	$570,489	6.75%	$31,529,854	$508,963	6.50%
Securities
Taxable	4,979,091	65,776	5.26%	3,542,383	36,525	4.09%
Tax-exempt (2)	3,197,159	23,860	3.54%	3,258,902	24,185	3.51%
Interest-bearing due from banks	2,294,128	29,705	5.15%	3,553,640	51,109	5.71%
Securities purchased under agreements to resell	50,504	1,473	11.60%	503,153	3,258	2.57%
Federal funds sold	—	—	—%	—	—	—%
Other	256,635	3,562	5.52%	236,163	3,254	5.47%
Total interest-earning assets	44,859,276	$694,865	6.27%	42,624,095	$627,294	5.95%
Nonearning assets
Intangible assets	1,870,719			1,877,340
Other nonearning assets	2,805,548			2,764,764
Total assets	$49,535,543			$47,266,199

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$12,372,313	120,645	3.88%	$10,414,869	98,974	3.77%
Savings and money market	14,784,857	135,189	3.64%	14,131,277	128,453	3.61%
Time	4,866,374	54,693	4.47%	5,016,786	52,878	4.18%
Total interest-bearing deposits	32,023,544	310,527	3.86%	29,562,932	280,305	3.76%
Securities sold under agreements to repurchase	230,340	1,495	2.58%	184,681	1,071	2.30%
Federal Home Loan Bank advances	2,128,793	24,929	4.66%	2,132,638	22,710	4.22%
Subordinated debt and other borrowings	427,380	6,410	5.97%	426,855	5,966	5.54%
Total interest-bearing liabilities	34,810,057	343,361	3.92%	32,307,106	310,052	3.81%
Noninterest-bearing deposits	8,077,655	—	0.00%	8,515,733	—	0.00%
Total deposits and interest-bearing liabilities	42,887,712	$343,361	3.19%	40,822,839	$310,052	3.01%
Other liabilities	382,121			545,164
Total liabilities	43,269,833			41,368,003
Shareholders' equity	6,265,710			5,898,196
Total liabilities and shareholders' equity	$49,535,543			$47,266,199
Net interest income		$351,504			$317,242
Net interest spread (3)			2.34%			2.14%
Net interest margin (4)			3.22%			3.06%
(1) Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $12.0 million of taxable equivalent income for the three months ended September 30, 2024 and for the three months ended September 30, 2023. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the three months ended September 30, 2024 would have been 3.08% compared to a net interest spread of 2.94% for the three months ended September 30, 2023.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets
Loans (1) (2)	$33,548,791	$1,663,347	6.71%	$30,688,846	$1,419,761	6.27%
Securities
Taxable	4,330,537	161,824	4.99%	3,482,068	97,850	3.76%
Tax-exempt (2)	3,273,572	72,832	3.54%	3,280,951	72,590	3.53%
Interest-bearing due from banks	2,436,917	96,065	5.27%	2,522,300	100,275	5.32%
Securities purchased under agreements to resell	355,791	8,972	3.37%	508,467	9,960	2.62%
Federal funds sold	—	—	—%	—	—	—%
Other	253,540	10,698	5.64%	225,402	8,136	4.83%
Total interest-earning assets	44,199,148	$2,013,738	6.19%	40,708,034	$1,708,572	5.72%
Nonearning assets
Intangible assets	1,872,285			1,879,100
Other nonearning assets	2,797,971			2,649,291
Total assets	$48,869,404			$45,236,425

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$12,020,703	352,158	3.91%	$9,199,603	227,263	3.30%
Savings and money market	14,684,785	404,340	3.68%	14,063,699	335,997	3.19%
Time	4,799,977	159,446	4.44%	4,509,386	122,302	3.63%
Total interest-bearing deposits	31,505,465	915,944	3.88%	27,772,688	685,562	3.30%
Securities sold under agreements to repurchase	218,205	4,210	2.58%	188,605	2,449	1.74%
Federal Home Loan Bank advances	2,149,945	73,443	4.56%	1,875,351	58,284	4.16%
Subordinated debt and other borrowings	427,638	18,341	5.73%	426,711	17,411	5.46%
Total interest-bearing liabilities	34,301,253	1,011,938	3.94%	30,263,355	763,706	3.37%
Noninterest-bearing deposits	8,013,578	—	0.00%	8,812,953	—	0.00%
Total deposits and interest-bearing liabilities	42,314,831	$1,011,938	3.19%	39,076,308	$763,706	2.61%
Other liabilities	391,847			396,965
Total liabilities	42,706,678			39,473,273
Shareholders' equity	6,162,726			5,763,152
Total liabilities and shareholders' equity	$48,869,404			$45,236,425
Net interest income		$1,001,800			$944,866
Net interest spread (3)			2.25%			2.35%
Net interest margin (4)			3.14%			3.22%
(1) Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $35.6 million of taxable equivalent income for the nine months ended September 30, 2024 compared to $34.1 million for the nine months ended September 30, 2023. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the nine months ended September 30, 2024 would have been 3.00% compared to a net interest spread of 3.11% for the nine months ended September 30, 2023.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three and nine months ended September 30, 2024, our net interest margin was 3.22% and 3.14%, respectively, compared to 3.06% and 3.22%, respectively, for the same periods in 2023. The expansion in our net interest margin during the comparable three month periods ended September 30, 2024 and 2023, respectively, is the result of continued average loan yield improvement and the impact of the restructuring of our investment securities portfolio during the second quarter of 2024. The compression in our net interest margin during the nine month period ended September 30, 2024 when compared to the same period in 2023 reflects the rise in cost of funds due to the elevated short-term interest rate environment, the competitive rate environments for deposits in our markets and increased reliance on brokered deposits and other sources of wholesale funding. The prior inversion of the yield curve, where short term interest rates rise above intermediate and long-term rates and which began easing in the third quarter of 2024 and reversed in September 2024, has also resulted in asset yields increasing at a slower pace than the cost of funds during the nine months ended September 30, 2024 relative to September 30, 2023. During the three and nine months ended September 30, 2024, our earning asset yield increased by 32 basis points and 47 basis points, respectively, from the same periods in the prior year. Conversely, our total funding rates, led by increases in interest-bearing deposits rates, increased by 18 basis points and 58 basis points, respectively, during the three and nine months ended September 30, 2024 compared to the same periods in the prior year.

We seek to fund increased loan volumes by growing our core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, will utilize wholesale funding to fund shortfalls, if any, or provide additional liquidity. To the extent that our dependence on wholesale funding sources increases, as was the case during the year ended December 31, 2023, our net interest margin would likely be negatively impacted as we may not be able to reduce the rates we pay on these deposits as quickly as we can on core deposits as rates have and may continue to decline.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. During 2023, the Federal Reserve raised short-term interest rates by 100 basis points. Our ‘most likely’ forecast for short-term rates through 2024 at the time of our most recent ALCO meeting was mostly consistent with the federal funds futures market’s expectations for rate movements at that time but there is uncertainty in the interest rate futures markets. Thus far in 2024, the Federal Reserve has reduced short-term interest rates by 50 basis points.

Provision for Credit Losses. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. Our provision for credit losses was $26.3 million and $90.9 million, respectively, for the three and nine months ended September 30, 2024 compared to $26.8 million and $77.3 million, respectively, for the same periods in 2023. The provision for credit losses is impacted by growth in our loan portfolio, recent historical and projected future economic conditions, our internal assessment of the credit quality of the loan portfolio and net charge-offs. The change in provision expense for the nine month period ended September 30, 2024 as compared to the same period in 2023 is primarily the result of reserves associated with a $38 million loan which was previously identified as a problem loan and was placed on nonaccrual in the fourth quarter of 2023. Also impacting provision expense for the three and nine months ended September 30, 2024 were net charge-offs totaling $18.3 million and $57.5 million, respectively, compared to $18.1 million and $35.2 million, respectively, for the same periods in 2023. Negatively impacting net charge-offs in the third quarter of 2024 was the deterioration of a single commercial and industrial loan which resulted in a charge-off of $9.0 million. In addition, in the second quarter of 2024 the continued deterioration of the value of the underlying collateral of an owner-occupied commercial real estate loan resulted in a charge-off of $10.3 million. The increase in charge-offs in the nine months ended September 30, 2024 as compared to the same period in 2023 is primarily the result of the combination of the charge-off of these two loans.

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

The following is a summary of our noninterest income for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		2024 - 2023	Nine Months Ended September 30,		2024 - 2023
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$16,217	$12,665	28.0%	$44,219	$36,563	20.9%
Investment services	17,868	13,253	34.8%	48,339	39,022	23.9%
Insurance sales commissions	3,286	2,882	14.0%	10,853	10,598	2.4%
Gains on mortgage loans sold, net	2,643	2,012	31.4%	8,792	5,632	56.1%
Investment losses on sales of securities, net	—	(9,727)	>100%	(72,103)	(19,688)	>(100%)
Trust fees	8,383	6,640	26.3%	24,121	19,696	22.5%
Income from equity method investment	16,379	24,967	(34.4)%	51,102	70,970	(28.0)%
Gain on sale of fixed assets	1,837	87	>100%	2,220	85,946	(97.4)%
Other noninterest income:
Interchange and other consumer fees	19,939	18,156	9.8%	58,162	52,222	11.4%
Bank-owned life insurance	10,172	5,822	74.7%	29,870	17,132	74.4%
Loan swap fees	2,798	1,461	91.5%	4,638	5,443	(14.8)%
SBA loan sales	1,207	725	66.5%	4,875	2,897	68.3%
Income from other equity investments	6,226	5,837	6.7%	12,375	9,511	30.1%
Other noninterest income	8,287	6,017	37.7%	32,170	18,221	76.6%
Total other noninterest income	48,629	38,018	27.9%	142,090	105,426	34.8%
Total noninterest income	$115,242	$90,797	26.9%	$259,633	$354,165	(26.7)%

Our fee categories of wealth management and service charges on deposit accounts, including interchange and other consumer fees, reflect strong revenue growth. The increase in service charges on deposit accounts of $3.6 million, or 28.0%, and $7.7 million, or 20.9%, respectively, during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 is primarily attributable to revenues from commercial deposit accounts, including analysis fee revenue, as well as increased consumer check card fees reflective of growth in our deposit accounts and the economic strength of our markets.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income and was impacted in part during the three and nine months ended September 30, 2024 by market volatility. For the three and nine months ended September 30, 2024, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, and fees from our wealth advisory group, PNFP Capital Markets, Inc., increased by approximately $4.6 million and $9.3 million, respectively, when compared to the three and nine months ended September 30, 2023. At September 30, 2024 and 2023, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $12.8 billion and $9.0 billion, respectively, in brokerage assets. Revenues from the sale of insurance products by our insurance subsidiaries for the three and nine months ended September 30, 2024 increased by $404,000 and $255,000, respectively, compared to the same periods in the prior year. Included in insurance revenues for the nine months ended September 30, 2024 was $1.0 million of contingent income that was recorded in the period but based on 2023 sales production and claims experience compared to $1.7 million recorded in the same period in the prior year that was based on 2022 sales production and claims experience. Additionally, at September 30, 2024 our trust department was receiving fees on approximately $6.8 billion of managed assets compared to $5.0 billion at September 30, 2023. We believe the improvement of $6.8 million, or 29.7%, and $14.0 million, or 20.2%, respectively, in income from our wealth management lines of business during the three and nine months ended September 30, 2024 when compared to the three and nine months ended September 30, 2023 is primarily the result of an increase in the number of wealth management advisors, a significant percentage of whom are located in our newer markets and the strong performance of the broader market in 2024.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising or higher interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Gains on mortgage loans sold, net, were $2.6 million and $8.8 million for the three and nine months ended September 30, 2024 compared to $2.0 million and $5.6 million for the same periods in the prior year. Similar to wealth management, the increase in mortgage fee income was primarily attributable to an increase in the number of mortgage bankers, a significant percentage of whom are located in our newer markets. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program whereby the hedge protects against changes in the fair value of the pipeline. The hedge is not designated as a hedge for U.S. GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. The change in the fair value of the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At September 30, 2024, the mortgage pipeline included $91.9 million in loans expected to close in 2024 compared to $81.6 million in loans at September 30, 2023 expected to close in 2023.

During the nine months ended September 30, 2024, $822.7 million of investment securities were sold in our available-for-sale securities portfolio compared to $303.1 million of investment securities sold in our available-for-sale securities portfolio during the nine months ended September 30, 2023. Net losses on the sale of these investment securities were $72.1 million and $19.7 million, respectively, for the nine months ended September 30, 2024 and 2023. In both periods, these securities were sold in an effort to reposition our securities portfolio to enhance future earning potential.

For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, we assess whether or not we intend to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because we currently do not intend to sell those available-for-sale securities that have an unrealized loss at September 30, 2024, and it is not more-likely-than-not that we will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, we have determined that no write-down is necessary.

Income from equity-method investment. Income from equity-method investment is comprised solely of income from Pinnacle Bank's 49% equity-method investment in BHG. BHG is engaged in the origination of commercial and consumer loans largely to healthcare providers and other skilled professionals throughout the United States. The loans originated by BHG are either financed by secured borrowings or sold to independent financial institutions and investors.

Income from this equity-method investment was $16.4 million and $51.1 million, respectively, for the three and nine months ended September 30, 2024 compared to $25.0 million and $71.0 million, respectively, for the same periods last year. In 2019, BHG began retaining more loans on its balance sheet. For much of its history, BHG has sold the majority of the loans it originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. BHG’s decision to sell loans through its auction platform (or, recently, directly to institutional investors) or retain loans on its balance sheet will be impacted by a variety of factors, including interest rates, credit experience and demand levels from the community bank network of buyers and institutional buyers to whom BHG markets these loans. In a rising or elevated rate environment, BHG may choose to sell more loans if the cost of financing loans on its balance sheet is not as attractive as a sale, either directly to asset managers or through its auction platform while in a falling or low rate environment it may choose to retain more loans on its balance sheet if funding alternatives for doing so are attractive. During 2023 and the first nine months of 2024, BHG sold loans totaling approximately $950 million and $546 million, respectively, directly to asset managers. Since 2020, BHG has completed nine securitizations totaling $2.9 billion, with the latest securitization of approximately $300 million having been completed in the first quarter of 2024. BHG also entered into funding facilities in the fourth quarter of 2022, first quarter of 2023 and third quarter of 2024 including facilities with U.S. asset managers with outstanding balances of $438 million and $506 million at September 30, 2024 and December 31, 2023, respectively, and an annualized interest rate at September 30, 2024 of approximately 7.78%. These facilities, which are secured by loans on BHG's balance sheet, represent incremental funding sources to BHG. We anticipate that BHG will complete additional securitizations in the future or otherwise establish other borrowing facilities to facilitate the retention of additional loans on BHG's balance sheet.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets associated with Pinnacle Bank's investment in BHG of $60,000 and $178,000, respectively, for the three and nine months ended September 30, 2024 compared to $88,000 and $262,000, respectively, for the three and nine months ended September 30, 2023. At September 30, 2024, there were $5.8 million of these intangible assets that are expected to be amortized in lesser amounts over the next 12 years. Also included in income from equity-method investment is accretion income associated with the fair valuation of certain of BHG's liabilities of $34,000 and $108,000, respectively, for the three and nine months ended September 30, 2024, compared to $43,000 and $183,000, respectively, for the three and nine months ended September 30, 2023. At September 30, 2024, there were $100,000 of these liabilities that are expected to accrete into income in lesser amounts over the next three years.

During the three and nine months ended September 30, 2024, Pinnacle Bank received dividends of $24.8 million and $71.7 million, respectively, from BHG compared to $5.6 million and $33.2 million, respectively, received during the three and nine months ended September 30, 2023. Dividends from BHG during such periods reduced the carrying amount of Pinnacle Bank's investment in BHG, while earnings from BHG during such periods increased the carrying amount of Pinnacle Bank's investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. During the three and nine months ended September 30, 2024 and September 30, 2023, Pinnacle Bank purchased no loans from BHG. At September 30, 2024 and December 31, 2023, there were $177.7 million and $263.0 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. These loans were purchased at par from BHG by Pinnacle Bank and BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is between 4.50% and 6.00% per annum. During the three and nine months ended September 30, 2024, Pinnacle Bank sold $10.2 million and $30.7 million, respectively, of BHG joint venture program loans back to BHG at par.

For the three and nine months ended September 30, 2024, BHG reported $202.1 million and $708.2 million, respectively, in revenues, net of substitution and prepayment losses of $112.5 million and $273.2 million, respectively, compared to revenues of $311.3 million and $924.6 million, respectively, for the three and nine months ended September 30, 2023, net of substitution and prepayment losses of $52.4 million and $194.7 million, respectively. Earnings from BHG are likely to fluctuate from period-to-period. Approximately $65.1 million and $267.0 million, respectively, or 32.2% and 37.7%, respectively, of BHG's revenues for the three and nine months ended September 30, 2024 related to gains on the sale of commercial and consumer loans compared to $147.9 million and $451.0 million, respectively, or 47.5% and 48.8%, respectively, for the three and nine months ended September 30, 2023. These loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan, although the purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. During the three and nine months ended September 30, 2024, BHG sold loans to its network of community banks and other financial institutions totaling $793 million and $2.4 billion, respectively, compared to $1.0 billion and $3.2 billion during the three and nine months ended September 30, 2023, respectively. At September 30, 2024 and 2023, there were $7.3 billion and $6.4 billion, respectively, of these loans previously sold by BHG that were being actively serviced by the purchasing banks. BHG, at its sole option, may also provide purchasers of these loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. As a result, BHG maintained a liability as of September 30, 2024 and 2023 of $453.5 million and $350.3 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution due to payment default or prepayment. This liability represents 6.2% and 5.5%, respectively, of core product loans previously sold by BHG that remain outstanding as of September 30, 2024 and 2023, respectively. The change in the dollar amount of this liability during the nine months ended September 30, 2024 compared to the comparable period ended September 30, 2023 was principally the result of an increase in the amount of loans previously sold by BHG to financial institutions that remain outstanding, BHG's historical loss experience with these loans and BHG management's estimate of future substitution losses due to economic uncertainty.

In addition to these loans that BHG sells into its auction market or directly to institutional investors, at September 30, 2024, BHG reported loans that remained on BHG's balance sheet totaling $3.0 billion compared to $3.6 billion as of September 30, 2023. The decrease in BHG's loans held on the balance sheet at September 30, 2024 compared to September 30, 2023 is primarily due to strong demand from purchasers in its community bank network of buyers which has led BHG to prioritize loan sales over retaining the loans. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At September 30, 2024 and 2023, BHG had $2.2 billion and $2.8 billion, respectively, of secured borrowings associated with loans held for investment. At September 30, 2024 and 2023, BHG reported an allowance for credit losses totaling $236.9 million and $213.5 million, respectively, with respect to the loans on its balance sheet. The increase in allowance for credit losses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was principally the result of the uncertain economic environment, increased levels of losses on these loans and BHG's adoption of CECL on October 1, 2023. Prior to October 1, 2023, BHG recorded its allowance for loan losses under the incurred loss method. Interest income and fees associated with these on-balance sheet loans amounted to $126.5 million and $392.0 million, respectively, for the three and nine months ended September 30, 2024 compared to $142.2 million and $428.9 million, respectively, for the three and nine months ended September 30, 2023.

Gains on the sale of fixed assets were $1.8 million and $2.2 million, respectively, during the three and nine months ended September 30, 2024, compared to $87,000 and $85.9 million, respectively, for the three and nine months ended September 30, 2023. The gains on the sale of fixed assets during the three and nine months ended September 30, 2024 is primarily the result of a gain on the sale of one asset during the third quarter of 2024. The gains on the sale of fixed assets for the nine months ended September 30, 2023 were primarily the result of the sale-leaseback transaction which was completed in the second quarter of 2023.

Included in our other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, Small Business Administration (SBA) loan sales and other noninterest income items. Interchange revenues increased 9.8% and 11.4%, respectively, during the three and nine months ended September 30, 2024 as compared to the same periods in 2023 as a result of increased commercial and merchant credit card usage. Other noninterest income also includes changes in the cash surrender value of bank-owned life insurance (BOLI) which was $10.2 million and $29.9 million, respectively, for the three and nine months ended September 30, 2024 compared to $5.8 million and $17.1 million, respectively, in the same periods in the prior year. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. During the fourth quarter of 2023, we restructured approximately $740 million of BOLI contracts held by various insurance carries. The increase in BOLI revenue during the nine months ended September 30, 2024 when compared to the comparable period in 2023 is a direct result of this restructuring and death benefit proceeds we received during the nine months ended September 30, 2024. Loan swap fees increased $1.3 million and decreased $805,000, respectively, during the three and nine months ended September 30, 2024 as compared to the same periods in 2023. SBA loan sales are included in other noninterest income and increased by $482,000 and $2.0 million, respectively, during the three and nine months ended September 30, 2024 when compared to the same periods in the prior year. The change in both loan swap fees and SBA loan sales are most directly impacted by the changing market conditions during the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investment. Income related to these investments increased $389,000 and $2.9 million, respectively, during the three and nine months ended September 30, 2024 when compared to the same periods in the prior year. The year-over-year increase for the nine-month period is primarily the result of earnings from a solar equity investment during the nine months ended September 30, 2024 as compared to the same prior year period. The other components of other noninterest income increased $2.3 million and $13.9 million, respectively, during the three and nine months ended September 30, 2024 compared to the same periods in the prior year. The increase during the nine months ended September 30, 2024 is primarily the result of recognition during the first quarter of 2024 of an $11.8 million mortgage servicing right associated with our Freddie Mac SBL platform.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses and other operating expenses. The following is a summary of our noninterest expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		2024-2023	Nine Months Ended September 30,		2024-2023
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries and commissions	$103,354	$91,421	13.1%	$301,560	$269,144	12.0%
Cash and equity incentives	33,513	18,520	81.0%	85,697	64,944	32.0%
Employee benefits and other	23,367	20,403	14.5%	69,104	64,407	7.3%
Total salaries and employee benefits	160,234	130,344	22.9%	456,361	398,495	14.5%
Equipment and occupancy	42,564	36,900	15.3%	123,246	100,959	22.1%
Other real estate expense, net	56	33	69.7%	162	190	(14.7%)
Marketing and other business development	5,599	5,479	2.2%	18,500	17,085	8.3%
Postage and supplies	2,965	2,621	13.1%	8,871	8,303	6.8%
Amortization of intangibles	1,558	1,765	(11.7%)	4,710	5,339	(11.8%)
Other noninterest expense:
Deposit related expense	15,891	14,138	12.4%	52,886	36,158	46.3%
Lending related expense	17,729	12,508	41.7%	43,959	37,165	18.3%
Wealth management related expense	807	734	9.9%	2,585	2,239	15.5%
Other noninterest expense	11,916	8,711	36.8%	61,793	30,668	>100%
Total other noninterest expense	46,343	36,091	28.4%	161,223	106,230	51.8%
Total noninterest expense	$259,319	$213,233	21.6%	$773,073	$636,601	21.4%

Total salaries and employee benefits expenses increased $29.9 million and $57.9 million, respectively, for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The change in salaries and employee benefits was largely the result of an increase in our associate base in 2024 versus 2023 as well as annual merit increases effective in January 2024 and increased cash and equity incentive expenses. Our associate base increased to 3,516.5 full-time equivalent associates at September 30, 2024 from 3,329.5 at September 30, 2023. We expect total salary and benefit expenses for the year ended 2024 to increase when compared to the comparable period in 2023 as we continue our focus on hiring experienced bankers in all of our markets.

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

Cash incentive expense for the three and nine months ended September 30, 2024 totaled $23.1 million and $54.3 million, respectively, compared to $8.4 million and $35.4 million, respectively, during the same prior year periods due to an increased number of associates and our estimate at September 30, 2024 that we are likely to achieve a payout percentage under our annual cash incentive plan in 2024 that would be higher than what we paid out under our annual cash incentive plan in 2023.

Also included in cash and equity incentives for the three and nine months ended September 30, 2024 were approximately $4.5 million and $13.5 million, respectively, of compensation expenses related to equity-based restricted share awards compared to $4.2 million and $12.5 million, respectively, for the three and nine months ended September 30, 2023 as well as approximately $5.9 million and $17.9 million, respectively, of compensation expenses related to equity-based restricted share units with either time-based or performance-based vesting criteria compared to $5.9 million and $17.1 million, respectively, for the three and nine months ended September 30, 2023. The increase during the three and nine months ended September 30, 2024 relative to the comparable periods in 2023 is due, in part, to our estimated performance under our performance-based restricted share unit awards through September 30, 2024. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates, a significant percentage of which is performance-based for our senior executive officers. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization.

Employee benefits and other expenses include costs associated with our 401k plan, health insurance, payroll taxes and contract labor. These expenses increased by $3.0 million and $4.7 million, respectively, for the three and nine months ended September 30, 2024 compared to the same prior year periods. These increases reflect the increase in our associate base in the respective periods.

Equipment and occupancy expenses for the three and nine months ended September 30, 2024 were $42.6 million and $123.2 million, respectively, compared to $36.9 million and $101.0 million, respectively, for the three and nine months ended September 30, 2023. The increase during the nine month periods ended September 30, 2024 and 2023 is in large part due to the sale-leaseback transaction completed in the second quarter of 2023. Also impacting equipment and occupancy expense were costs associated with the opening of eight new locations across our footprint during the nine months ended September 30, 2024 compared to the opening of five new locations during the comparable period in 2023. The planned relocation of our corporate headquarters to a new location in early 2025 has also impacted equipment and occupancy expense during the three and nine months ended September 30, 2024 and we expect the costs associated with this relocation to increase as we approach our relocation date, which we expect will begin in the first quarter of 2025.

Marketing and business development expense for the three and nine months ended September 30, 2024 was $5.6 million and $18.5 million, respectively, compared to $5.5 million and $17.1 million, respectively, for the three and nine months ended September 30, 2023. We continue to expect these costs to rise modestly in 2024 when compared to 2023 taking into account anticipated increases associated with the associates we have hired in the last twelve months and expect to hire during the remainder of 2024.

Intangible amortization expense was $1.6 million and $4.7 million, respectively, for the three and nine months ended September 30, 2024 compared to $1.8 million and $5.3 million, respectively, for the same periods in 2023. The following table outlines our amortizing intangible assets, their initial valuation and amortizable lives at September 30, 2024:

	Year acquired	Initial Valuation (in millions)	Amortizable Life (in years)	Remaining Value (in millions)
Core Deposit Intangible:
Avenue	2016	$8.8	9	$0.1
BNC	2017	48.1	10	9.5

Book of Business Intangible:
Miller Loughry Beach Insurance	2008	$1.3	20	$0.1
CapitalMark	2015	0.3	16	0.1
BNC Insurance	2017	0.4	20	0.2
BNC Trust	2017	1.9	10	0.5
Advocate Capital	2019	13.6	13	4.0
JB&B Capital	2022	6.7	10	4.5
Sweeney Asset Management	2022	0.8	10	0.7

These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Annual amortization expense of these intangibles is estimated to decrease from $5.7 million to $1.1 million per year over the next five years with lesser amounts for the remaining amortization period.

Other noninterest expenses, which consists primarily of deposit, lending, wealth management and administrative expenses increased by $10.3 million and $55.0 million, respectively, for the three and nine months ended September 30, 2024 when compared to the three and nine months ended September 30, 2023. The primary increase in other noninterest expense during the nine months ended September 30, 2024 when compared to the same prior year period is the result of approximately $27.6 million in fees paid during the second quarter of 2024 for the termination of an agreement to resell securities previously purchased. Additionally, deposit related expense increased by $1.8 million and $16.7 million, respectively, during the three and nine months ended September 30, 2024 when compared to the same periods in 2023. The increase is due in part to increased FDIC insurance assessments which were $200,000 and $11.9 million, respectively, higher in the three and nine months ended September 30, 2024 than in the same prior year periods. For the nine months ended September 30, 2024, deposit related expenses included a $6.8 million estimate of the special assessment expected to be assessed by the FDIC as it seeks to recover losses incurred by the Deposit Insurance Fund associated with the multiple high-profile bank failures which occurred in the first quarter of 2023. This amount was in addition to the initial estimate of $29.0 million we recorded in the fourth quarter of 2023 related to this special assessment. Lending related expense, which represents costs associated with loan origination as well as operation of our credit card program, increased by $5.2 million and $6.8 million, respectively, for the three and nine months ended September 30, 2024 when compared to the same periods in the prior year as a result of increased costs related to credit card reward programs and by the loss protection fees of $2.1 million associated with the execution of a credit default swap during the second quarter of 2024. Wealth management related expenses during the three and nine months ended September 30, 2024 grew $73,000 and $346,000, respectively, when compared to the same periods in 2023.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 55.6% and 61.3%, respectively, for the three and nine months ended September 30, 2024 compared to 52.3% and 49.0%, respectively, for the three and nine months ended September 30, 2023. Our efficiency ratio during the three and nine months ended September 30, 2024 compared to the same periods in 2023 was both positively and negatively impacted by the changes to net interest income, noninterest income and noninterest expense discussed above, with the most significant impact during the nine month period ended September 30, 2024 the result of the losses we experienced in connection with the repositioning of our securities portfolio completed during the second quarter of 2024.

Income Taxes. During the three and nine months ended September 30, 2024, we recorded income tax expense of $34.5 million and $73.6 million, respectively, compared to $35.4 million and $118.0 million, respectively, for the three and nine months ended September 30, 2023. Our effective tax rate for the three and nine months ended September 30, 2024 was 19.0% and 18.5%, respectively, compared to 21.1% and 20.2%, respectively, for the three and nine months ended September 30, 2023. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 25.00% at September 30, 2024 and 2023 primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust subsidiary, participation in Tennessee's Community Investment Tax Credit program, tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax rate in each period was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program. For the three and nine months ended September 30, 2024, we recognized excess tax benefits of $131,000 and $2.6 million, respectively, compared to tax expense of $16,000 and excess tax benefits of $241,000, respectively, during the three and nine months ended September 30, 2023 with respect to the vesting of equity-based awards and the exercise of employee stock options. The increase in excess tax benefits recognized during the three and nine months ended September 30, 2024 as compared to the same periods in 2023 was a primary reason for the decrease in the effective tax rate between periods.

Financial Condition

Our consolidated balance sheet at September 30, 2024 reflects an increase in total loans outstanding to $34.3 billion compared to $32.7 billion at December 31, 2023. Total deposits increased by $2.4 billion to $41.0 billion between December 31, 2023 and September 30, 2024. Total assets were $50.7 billion at September 30, 2024 compared to $48.0 billion at December 31, 2023.

Loans. The composition of loans at September 30, 2024 and at December 31, 2023 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$4,264,743	12.4%	$4,044,896	12.4%
Non-owner occupied	8,132,388	23.7%	7,535,494	23.1%
Consumer real estate – mortgage	4,907,766	14.3%	4,851,531	14.8%
Construction and land development	3,486,504	10.2%	4,041,081	12.4%
Commercial and industrial	12,986,865	37.9%	11,666,691	35.7%
Consumer and other	530,044	1.5%	536,398	1.6%
Total loans	$34,308,310	100.0%	$32,676,091	100.0%

At September 30, 2024, our loan portfolio composition had changed slightly from the composition at December 31, 2023 with commercial real estate and commercial and industrial lending generally continuing to make up the largest segments of our portfolio. At September 30, 2024, approximately 34.4% of the outstanding principal balance of our commercial real estate loans was secured by owner occupied commercial real estate properties compared to 34.9% at December 31, 2023. Owner occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. We are pursuing reduced levels of commercial real estate loans by significantly limiting growth in these loan segments until certain benchmarks are achieved.

Lending Concentrations. We periodically analyze our loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2023
Lessors of nonresidential buildings	$4,578,913	$872,139	$5,451,052	$5,916,335
Lessors of residential buildings	2,278,972	609,958	2,888,930	3,179,041
New Housing For-Sale Builders	562,830	806,163	1,368,993	1,396,653
Music Publishers	862,574	307,707	1,170,281	1,219,781

Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At September 30, 2024, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 68.2% compared to 84.2% at December 31, 2023. Construction and land development, non-owner occupied commercial real estate and multifamily loans as a percentage of total risk-based capital were 243.3% and 259.0% as of September 30, 2024 and December 31, 2023, respectively. Over time, we have targeted a non-owner occupied commercial real estate, multifamily and construction and land development loans to total risk-based capital ratio of less than 225% and construction and land development loans to total risk-based capital ratio of less than 70%. At September 30, 2024, Pinnacle Bank was below the target for construction and land development loans and as such began considering originating new loans using a measured underwriting process, focusing on high-quality developer clients primarily focused in the industrial and multifamily CRE segments. Pinnacle Bank believes it has established appropriate controls to monitor and regulate its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The following table presents the maturity distribution of our loan portfolio by loan segment at September 30, 2024 according to contractual maturities of (1) one year or less, (2) after one but within five years, (3) after five but within fifteen years and (4) after fifteen years. The table also presents the portion of loans by loan segment that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index (dollars in thousands):

	Due in one year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial real estate:
Owner-occupied	$235,513	$2,395,967	$1,159,662	$473,601	$4,264,743
Non-owner occupied	2,100,466	5,457,199	510,434	64,289	8,132,388
Consumer real estate - mortgage	124,453	521,795	321,221	3,940,297	4,907,766
Construction and land development	1,119,421	2,115,225	156,401	95,457	3,486,504
Commercial and industrial	3,451,975	7,438,914	1,701,305	394,671	12,986,865
Consumer and other	160,487	308,702	14,868	45,987	530,044
Total loans	$7,192,315	$18,237,802	$3,863,891	$5,014,302	$34,308,310
Loans with fixed interest rates:
Commercial real estate:
Owner-occupied	$166,795	$1,418,999	$721,730	$293,302	$2,600,826
Non-owner occupied	358,340	2,802,865	221,026	48,471	3,430,702
Consumer real estate - mortgage	60,827	350,681	75,852	2,009,019	2,496,379
Construction and land development	158,622	323,185	91,981	45,740	619,528
Commercial and industrial	997,992	2,513,638	1,062,704	308,531	4,882,865
Consumer and other	74,827	168,358	13,231	45,920	302,336
Total loans	$1,817,403	$7,577,726	$2,186,524	$2,750,983	$14,332,636

Loans with variable interest rates:
Commercial real estate:
Owner-occupied	$68,718	$976,968	$437,932	$180,299	$1,663,917
Non-owner occupied	1,742,126	2,654,334	289,408	15,818	4,701,686
Consumer real estate - mortgage	63,626	171,114	245,369	1,931,278	2,411,387
Construction and land development	960,799	1,792,040	64,420	49,717	2,866,976
Commercial and industrial	2,453,983	4,925,276	638,601	86,140	8,104,000
Consumer and other	85,660	140,344	1,637	67	227,708
Total loans	$5,374,912	$10,660,076	$1,677,367	$2,263,319	$19,975,674

The above information does not consider the impact of scheduled principal payments. Loans totaling $1.3 billion at their contractual floor or ceiling rate at September 30, 2024 are presented as fixed interest rate loans in the table above.

Loans in Past Due Status. The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Loans past due 30 to 89 days:
Commercial real estate:
Owner occupied	$9,983	$2,178
Non-owner occupied	974	41,066
Consumer real estate – mortgage	21,293	22,937
Construction and land development	67	649
Commercial and industrial	21,849	42,418
Consumer and other	6,035	7,154
Total loans past due 30 to 89 days	$60,201	$116,402

Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$3,629	$3,398
Non-owner occupied	38,413	153
Consumer real estate – mortgage	17,479	10,824
Construction and land development	2,696	608
Commercial and industrial	18,584	16,890
Consumer and other	1,204	1,496
Total loans past due 90 days or more	$82,005	$33,369

Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.17%	0.36%
Loans past due 90 days or more as a percentage of total loans	0.24%	0.10%
Total loans in past due status as a percentage of total loans	0.41%	0.46%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $48.2 million, or 0.1% of total loans at September 30, 2024, compared to $127.4 million, or 0.4% of total loans at December 31, 2023. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators, for loans classified as substandard, or worse, but not considered nonperforming loans. Potential problem loans totaling $5.2 million were past due at least 30 days but less than 90 days as of September 30, 2024.

Nonperforming Assets and Modified Loans. At September 30, 2024, we had $120.1 million in nonperforming assets compared to $86.6 million at December 31, 2023. Included in nonperforming assets were $119.3 million in nonaccrual loans, or 0.34% of total loans, and $823,000 in OREO and other nonperforming assets at September 30, 2024 and $82.3 million in nonaccrual loans, or 0.25% of total loans, and $4.3 million in OREO and other nonperforming assets at December 31, 2023. The change in nonaccrual loans at September 30, 2024 as compared to December 31, 2023 is largely the result of an increased amount of commercial and industrial and consumer real estate loans being assigned to nonaccrual status. At September 30, 2024, there were $31.7 million of modified loans to borrowers experiencing financial difficulty, of which $28.5 million were accruing as of the modification date and remain on accrual status.

Allowance for Credit Losses on Loans (ACL). The current expected credit losses (CECL) methodology requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, the ACL represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans as of the date of its calculation. As of September 30, 2024 and December 31, 2023, our ACL was approximately $391.5 million and $353.1 million, respectively, which our management believed to be adequate at each of the respective dates. Our ACL as a percentage of total loans was 1.14% at September 30, 2024 compared to 1.08% at December 31, 2023. The increase in the ACL since December 31, 2023 is primarily the result of reserves associated with a $38 million loan which was previously identified as a problem loan and was placed on nonaccrual in the fourth quarter of 2023 and an overall increase in credit loss reserves for loans due to the impact of the changing macroeconomic environment on our CECL model.

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

Under the CECL methodology, the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At both September 30, 2024 and December 31, 2023, a reasonable and supportable period of fifteen months was utilized for all loan segments followed by a twelve month straight line reversion period to long term averages.

The following table sets forth, based on management's estimate, the allocation of the allowance for credit losses on loans to categories of loans, loan balances by category, the percentage of loans in each category to total loans and allowance for credit losses as a percentage of total loans within each loan category as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024				December 31, 2023
	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)
Commercial real estate:
Owner occupied	$31,700	$4,264,743	0.74%	12.4%	$28,690	$4,044,896	0.71%	12.4%
Non-owner occupied	80,763	8,132,388	0.99%	23.7%	57,687	7,535,494	0.77%	23.1%
Consumer real estate - mortgage	76,187	4,907,766	1.55%	14.3%	71,354	4,851,531	1.47%	14.8%
Construction and land development	32,375	3,486,504	0.93%	10.2%	39,142	4,041,081	0.97%	12.4%
Commercial and industrial	162,371	12,986,865	1.25%	37.9%	148,212	11,666,691	1.27%	35.7%
Consumer and other	8,138	530,044	1.54%	1.5%	7,970	536,398	1.49%	1.6%
Total	$391,534	$34,308,310	1.14%	100.0%	$353,055	$32,676,091	1.08%	100.0%

The following table presents information related to credit losses on loans by loan segment for the nine months ended September 30, 2024 and year ended December 31, 2023 (in thousands):

	Provision for credit losses	Net (charge-offs) recoveries	Average loans	Ratio of net (charge-offs) recoveries to average loans (1)
For the nine months ended September 30, 2024:
Commercial real estate:
Owner occupied	$11,761	$(8,751)	$4,102,760	(0.28)%
Non-owner occupied	26,383	(3,307)	8,010,473	(0.06)%
Consumer real estate - mortgage	4,772	61	4,847,144	—%
Construction and land development	(6,776)	9	3,755,452	—%
Commercial and industrial	54,740	(40,581)	12,227,908	(0.44)%
Consumer and other	5,057	(4,889)	465,272	(1.40)%
Total	$95,937	$(57,458)	$33,409,009	(0.23)%
For the year ended December 31, 2023:
Commercial real estate:
Owner occupied	$1,997	$76	$3,799,201	—%
Non-owner occupied	15,576	1,632	7,123,135	0.02%
Consumer real estate - mortgage	33,587	1,231	4,654,130	0.03%
Construction and land development	2,693	335	3,918,539	0.01%
Commercial and industrial	48,845	(44,986)	11,034,560	(0.41)%
Consumer and other	(1,702)	(6,894)	486,834	(1.42)%
Total	$100,996	$(48,606)	$31,016,399	(0.16)%
(1) Net charge-offs for the year-to-date period ended September 30, 2024 have been annualized.

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
Based upon our evaluation of the loan portfolio, we believe the allowance for credit losses on loans to be adequate to absorb our estimate of expected future credit losses on loans outstanding at September 30, 2024. While our policies and procedures used to estimate the allowance for credit losses as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for credit losses and, thus, the resulting provision for credit losses.

Investments. Our investment securities portfolio, consisting primarily of U.S. Treasury securities, Federal agency bonds, mortgage-backed securities and state and municipal securities, amounted to $8.3 billion and $7.3 billion at September 30, 2024 and December 31, 2023, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at September 30, 2024 and December 31, 2023 follows:

	September 30, 2024	December 31, 2023
Weighted average life	9.11 years	8.05 years
Effective duration*	1.99%	2.93%
Tax equivalent yield	4.58%	4.12%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of September 30, 2024 and December 31, 2023 was 6.18% and 6.19%, respectively.

Restricted Cash. Our restricted cash balances totaled approximately $193.8 million at September 30, 2024 compared to $86.9 million at December 31, 2023. This restricted cash is maintained at other financial institutions as collateral primarily for our derivative portfolio. The increase in restricted cash is attributable primarily to a increase in collateral requirements on certain derivative instruments for which the fair value has decreased. See Note 9. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Securities Purchased with Agreement to Resell. At September 30, 2024 and December 31, 2023, we had $66.5 million and $558.0 million, respectively, in securities purchased with agreement to resell. This balance is the result of repurchase agreement transactions with financial institution counterparties. During the second quarter of 2024, we terminated an agreement to resell $500.0 million of securities purchased with an agreement to resell to reposition these funds into higher yielding assets. In connection with terminating the agreement, we paid approximately $27.6 million in fees. We initially secured these investments to allow us to deploy some of our excess liquidity position into instruments that improved the return on funds in the then current historically low interest rate environment. The remaining repurchase agreements are set to mature in 2026.

Deposits and Other Borrowings. We had approximately $41.0 billion of deposits at September 30, 2024 compared to $38.5 billion at December 31, 2023. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. At September 30, 2024 and December 31, 2023, we estimate that we had approximately $15.0 billion and $11.1 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. We estimate that we had approximately $2.4 billion and $2.0 billion, respectively, in our uninsured deposits at September 30, 2024 and December 31, 2023, respectively, which were collateralized at those dates. We routinely enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $210.0 million at September 30, 2024 and $209.5 million at December 31, 2023. Additionally, at both September 30, 2024 and December 31, 2023, Pinnacle Bank had borrowed $2.1 billion in advances from the Federal Home Loan Bank of Cincinnati (FHLB). The amount of FHLB advances at each date was impacted by our decision in the first half of 2023 to increase our levels of on-balance sheet liquidity in response to the current economic environment and its impact on the banking sector following the failures of multiple high-profile banking institutions. At September 30, 2024, Pinnacle Bank had approximately $3.0 billion in additional availability with the FHLB; however, incremental borrowings are subject to applicable collateral requirements and are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or noncore funding as shown in the table below. The following table represents the balances of our deposits and other funding, the average rate paid for each type and the percentage of each type to the total at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	Average Rate Paid	Percent	December 31, 2023	Average Rate Paid	Percent
Core funding:
Noninterest-bearing deposit accounts	$8,229,394	0.00%	18.8%	$7,906,502	0.00%	19.1%
Interest-bearing demand accounts	5,561,625	3.21%	12.7%	5,150,878	2.92%	12.5%
Savings and money market accounts	10,952,303	3.31%	25.0%	10,083,448	2.96%	24.4%
Time deposit accounts less than $250,000	1,862,568	4.04%	4.3%	1,951,389	3.46%	4.7%
Reciprocating deposits (1)	8,396,612	4.42%	19.2%	7,954,522	4.05%	19.3%
Reciprocating CD accounts (1)	762,138	4.72%	1.8%	692,178	4.23%	1.7%
Total core funding	35,764,640	2.86%	81.8%	33,738,917	2.42%	81.7%
Noncore funding:
Relationship based noncore funding:
Other time deposits	1,941,296	4.64%	4.4%	1,654,147	4.12%	4.0%
Securities sold under agreements to repurchase	209,956	2.58%	0.5%	209,489	1.95%	0.5%
Total relationship based noncore funding	2,151,252	4.41%	4.9%	1,863,636	3.89%	4.5%
Wholesale funding:
Brokered deposits	2,893,723	4.85%	6.6%	2,603,707	4.59%	6.3%
Brokered time deposits	355,229	4.89%	0.8%	543,039	3.78%	1.3%
Federal Home Loan Bank advances	2,146,395	4.56%	4.9%	2,138,169	4.18%	5.2%
Subordinated debt and other funding	425,600	5.76%	1.0%	424,938	5.52%	1.0%
Total wholesale funding	5,820,947	4.81%	13.3%	5,709,853	4.41%	13.8%
Total noncore funding	7,972,199	4.71%	18.2%	7,573,489	4.28%	18.3%
Totals	$43,736,839	3.19%	100.0%	$41,312,406	2.75%	100.0%
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

As noted in the table above, our core funding as a percentage of total funding increased slightly, moving from 81.7% at December 31, 2023 to 81.8% at September 30, 2024 and remained above internal policies. We experienced a mix shift in deposits during 2023 as a result of the multiple high-profile bank failures in the first half of 2023 as certain of our depositors opted for additional insurance by way of the reciprocating deposit accounts we offer through the IntraFi network and certain of our depositors moved their deposits out of non-interest bearing accounts and into interest-bearing accounts to take advantage of increased rates. Thus far in 2024, our noninterest bearing deposit accounts have stabilized. Additionally, we continue to create and implement new and enhanced deposit gathering initiatives each year as part of our annual strategic planning process in recognition of the more challenging deposit gathering environment we are currently experiencing. When wholesale funding is necessary to complement our core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of September 30, 2024.

The amount of time deposits as of September 30, 2024 amounted to $4.9 billion. The following table shows our time deposits in denominations of less than $250,000 and in denominations of $250,000 and greater by category based on time remaining until maturity and the weighted average rate for each category as of September 30, 2024 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$1,015,173	4.33%
Over three but less than six months	771,475	4.23%
Over six but less than twelve months	811,911	4.28%
Over twelve months	256,266	3.77%
	$2,854,825	4.24%
Denominations $250,000 and greater
Three months or less	$1,038,295	4.81%
Over three but less than six months	508,633	4.47%
Over six but less than twelve months	387,077	4.44%
Over twelve months	132,401	4.18%
	$2,066,406	4.62%
Totals	$4,921,231	4.40%

Subordinated debt and other borrowings. Pinnacle Bank receives advances from the FHLB pursuant to the terms of various borrowing agreements which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At both September 30, 2024 and December 31, 2023, Pinnacle Bank had received advances from the FHLB totaling $2.1 billion. At September 30, 2024, the scheduled maturities of FHLB advances and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates (1)
2024	$—	—%
2025	366,250	4.80%
2026	162,500	4.00%
2027	242,142	4.15%
2028	1,375,000	3.97%
Thereafter	11	2.75%
	2,145,903
Deferred costs	(503)
Fair value hedging adjustment	995
Total Federal Home Loan Bank advances	$2,146,395
Weighted average interest rate		4.14%
(1)Some FHLB advances include variable interest rates that could increase or decrease in the future. The table reflects rates in effect as of September 30, 2024.

We have established, or through acquisition acquired, twelve statutory business trusts which were established to issue 30-year trust preferred securities and certain other subordinated debt agreements. From time to time we, or our bank subsidiary, have issued subordinated notes to enhance our capital positions. These trust-preferred securities and subordinated notes qualify as Tier 2 capital subject to annual phase outs, with such phase outs beginning five years from maturity, as is the case with the subordinated notes we issued in September 2019 beginning in the third quarter of 2024. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at September 30, 2024	Coupon Structure at September 30, 2024
Trust preferred securities
PNFP Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	8.00%	3-month SOFR + 2.80% (1)
PNFP Statutory Trust II	September 15, 2005	September 30, 2035	20,619	6.27%	3-month SOFR + 1.40% (1)
PNFP Statutory Trust III	September 7, 2006	September 30, 2036	20,619	6.52%	3-month SOFR + 1.65% (1)
PNFP Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	8.06%	3-month SOFR + 2.85% (1)
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	8.81%	3-month SOFR + 3.25% (1)
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	8.41%	3-month SOFR + 2.85% (1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	7.96%	3-month SOFR + 2.40% (1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	6.57%	3-month SOFR + 1.70% (1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	8.02%	3-month SOFR + 3.10% (1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	6.70%	3-month SOFR + 1.49% (1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	7.25%	3-month SOFR+ 1.73% (1)
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	6.37%	3-month SOFR + 1.50% (1)

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	7.98%	3-month SOFR + 3.04% (2)

Debt issuance costs and fair value adjustments			(7,395)
Total subordinated debt and other borrowings			$425,600
(1) Rate transitioned to three month term SOFR plus a comparable tenor spread adjustment beginning after July 1, 2023 as three month LIBOR ceased to be published effective July 1, 2023.
(2) Previously was to migrate to three month LIBOR + 2.775%, but migrated to three month CME Term SOFR + 3.04% beginning September 15, 2024 through the end of the term as three month LIBOR ceased to be published effective July 1, 2023.

Capital Resources. At September 30, 2024 and December 31, 2023, our shareholders' equity amounted to $6.3 billion and $6.0 billion, respectively. At September 30, 2024 and December 31, 2023, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 11. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for additional information regarding our capital ratios.

During the second quarter of 2024, we executed a credit default swap arrangement (CDS) with a notional amount of $86.5 million with a counterparty which equaled 5 percent of a reference pool of $1.7 billion of first lien consumer real estate - mortgage loans whereby the counterparty has assumed the first-loss position for these loans up to approximately $86.5 million in aggregate losses. We pay to the counterparty an annual loss protection fee equal to 7.95% of the corresponding notional amount of the CDS, for as long as the loans in the reference pool remain outstanding. The notional amount of the CDS will decline over time as the loans in the reference portfolio are paid down, mature or the investor absorbs the first loss portion of any loan losses on those loans. Additionally, and in accordance with regulatory guidelines, during the second quarter of 2024 we implemented enhanced control processes with respect to certain commercial loans which permits recharacterization of these loans in order to reduce the risk weights assigned to these loans. As a result, the loans subject to the CDS and the loans where risk ratings were able to be recharacterized now qualify for reduced risk weights pursuant to risk-based capital guidelines. The benefits of these reductions in risk weighting offset the impact to regulatory capital of the $72.1 million net loss on sale of approximately $822.7 million of investment securities and the approximately $27.6 million in fees related to the termination of the agreement to resell securities previously purchased recognized in conjunction with the repositioning of our securities portfolio in the second quarter of 2024.

From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At September 30, 2024, we had approximately $192.0 million of cash at the parent company that could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

Share Repurchase Program. On January 17, 2023, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program remained in effect through March 31, 2024. On January 16, 2024, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the share repurchase program that expired on March 31, 2024. The new authorization is to remain in effect through March 31, 2025. We did not repurchase any shares under either share repurchase program during 2023 or the first nine months of 2024.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $1.2 billion at September 30, 2024. Additionally, approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Pinnacle Bank to fall below specified minimum levels. During the nine months ended September 30, 2024, the bank paid dividends of $80.3 million to us which is within the limits allowed by banking regulations.

During the three and nine months ended September 30, 2024, we paid $17.2 million and $51.8 million, respectively, in dividends to our common shareholders and $3.8 million and $11.4 million, respectively, in dividends on our Series B Preferred Stock. On October 15, 2024, our board of directors declared a $0.22 per share quarterly cash dividend to common shareholders which should approximate $17.2 million in aggregate dividend payments that are expected to be paid on November 29, 2024 to common shareholders of record as of the close of business on November 1, 2024. Additionally, on that same day, our board of directors approved a quarterly dividend of approximately $3.8 million, or $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock payable on December 1, 2024 to shareholders of record at the close of business on November 16, 2024. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including, if necessary, our receipt of dividends from Pinnacle Bank, regulatory capital requirements, as they become known to us and receipt of any regulatory approvals that may become required as a result of our and our bank subsidiary's financial results.

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

	Estimated % Change in Net Interest Income Over 12 Months
	September 30, 2024	September 30, 2023
Instantaneous Rate Change
300 bps increase	(0.66)%	5.94%
200 bps increase	(0.21)%	4.41%
100 bps increase	0.28%	2.43%
100 bps decrease	0.33%	(2.37)%
200 bps decrease	1.16%	(3.81)%
300 bps decrease	0.24%	(5.52)%

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

The change in interest rate sensitivity between September 30, 2023 and September 30, 2024 set out in the table above is due to factors impacting both the asset and liability side of the balance sheet. Over the past year, floating-rate, short-term liquidity decreased as a percent of interest-earning assets while non-maturity deposits indexed to the federal funds rate increased as a percent of interest-bearing liabilities. These two factors were the primary drivers behind reduced asset sensitivity and a more neutral interest rate position at September 30, 2024 as compared to September 30, 2023.

At September 30, 2024, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At September 30, 2024, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

	September 30, 2024	September 30, 2023
Instantaneous Rate Change
300 bps increase	(18.02)%	(17.32)%
200 bps increase	(12.33)%	(12.03)%
100 bps increase	(6.38)%	(6.25)%
100 bps decrease	5.22%	6.78%
200 bps decrease	0.03%	11.40%
300 bps decrease	(3.89)%	4.54%

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

At September 30, 2024, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as interest rate caps and floors) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising or elevated interest rates. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing and capital policies.

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

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods. At present, ALCO has determined that its "most likely" rate scenario assumes two 25 basis point decreases in the Federal Funds Rate during the fourth quarter of 2024. Our "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At September 30, 2024, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB and, pursuant to a borrowing agreement with the FHLB, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB to increase or decrease our borrowing capacity at the FHLB. At September 30, 2024, we believe we had an estimated $3.0 billion in additional borrowing capacity with the FHLB; however, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $105.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than one month. There were no outstanding borrowings under these agreements at September 30, 2024, or during the period then ended, although we test the availability of these accommodations periodically. Pinnacle Bank also had approximately $6.5 billion in available Federal Reserve discount window lines of credit at September 30, 2024.

At September 30, 2024, excluding reciprocating time and money market deposits issued through the IntraFi network, we had approximately $3.2 billion in brokered deposits and $12.6 billion in uninsured and uncollateralized deposits. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid.

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

At September 30, 2024, we had no individually significant commitments for capital expenditures. However, we believe the relocation of our headquarters in early 2025 does, as a whole, constitute a significant commitment for capital expenditure. We expect overall capital expenditures related to the relocation to approximate $47 million, inclusive of amounts we have already incurred, substantially all of which we expect to incur through mid-year 2025. As of September 30, 2024, we had incurred $36.8 million of capital expenditure for the relocation project. Additionally, expansion of our locations, including non-branch locations, will increase over an extended period of time across our footprint, including the markets to which we have recently expanded, and certain of our locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. In addition to the above noted expenditures, if we were to breach the terms of one of the leases entered into in the sale-leaseback transaction and the counterparty terminated the lease in accordance with its terms, we may be forced to expend significant amounts of capital expenditures to lease, procure and build or renovate a suitable replacement office. Additionally, we expect we will continue to incur costs associated with planned technology improvements to enhance the infrastructure of our firm.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds).

We have certain contractual obligations as of September 30, 2024, which by their terms have a contractual maturity and termination dates subsequent to September 30, 2024. Each of these commitments is noted throughout Item 2. Management's Discussion and Analysis. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor and creditor requirements over the next twelve months and that we will have adequate liquidity to meet our obligations over a longer-term as well.

Off-Balance Sheet Arrangements. At September 30, 2024, we had outstanding standby letters of credit of $380.1 million and unfunded loan commitments outstanding of $14.4 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate securities available-for-sale, or on a short-term basis, to borrow and purchase federal funds from other financial institutions.

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At September 30, 2024, we had accrued reserves of $12.5 million related to expected credit losses associated with off-balance sheet commitments.

Recently Adopted Accounting Pronouncements

See "Part I - Item 1. Consolidated Financial Statements - Note. 1 Summary of Significant Accounting Policies" of this Form 10-Q for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 41 through 67 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-(f)) occurred during the fiscal quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended September 30, 2024.

Period	Total Number of Shares Repurchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 to July 31, 2024	6,229	$92.99	—	125,000,000
August 1, 2024 to August 31, 2024	72	96.79	—	125,000,000
September 1, 2024 to September 30, 2024	26	97.91	—	125,000,000
Total	6,327	$93.06	—	125,000,000
______________________
(1)During the quarter ended September 30, 2024, 22,593 shares of restricted stock or restricted stock units previously awarded to certain of the participants in our equity incentive plans vested. We withheld 6,327 shares of common stock to satisfy tax withholding requirements associated with the vesting of these awards.

(2)On January 16, 2024, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the previously authorized share repurchase program that expired on March 31, 2024. The new authorization is to remain in effect through March 31, 2025. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase program does not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. Pinnacle Financial did not repurchase any shares under its share repurchase program during the three months ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

ITEM 6.  EXHIBITS

10.1#	Change of Control Agreement, effective as of July 16, 2024, by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Charissa Sumerlin.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101)

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

November 7, 2024	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer
(Principal Financial and Accounting Officer)