Form 10-K
period 2024-12-31
PINNACLE FINANCIAL PARTNERS INC
filed 2025-02-25
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter: $6,074,777,551 as of June 30, 2024.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 77,366,731 shares of common stock as of February 20, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 15, 2025 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," “bodes,” "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or BHG, including as a result of persistent elevated interest rates, the negative impact of inflationary pressures and challenging economic conditions on our and BHG's customers and their businesses, resulting in significant increases in loan losses and provisions for those losses and, in the case of BHG, substitutions; (ii) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (iii) the sale of investment securities in a loss position before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs; (iv) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout the Southeast region of the United States, particularly in commercial and residential real estate markets; (v) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the long-term historical growth rate of its, or such entities', loan portfolio; (vi) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to limit the rates it pays on deposits or uncertainty exists in the financial services sector; (vii) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (viii) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (ix) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of the negative impact to net interest margin from elevated deposit and other funding costs; (x) the results of regulatory examinations of Pinnacle Financial, Pinnacle Bank or BHG, or companies with whom they do business; (xi) BHG's ability to profitably grow its business and successfully execute on its business plans; (xii) risks of expansion into new geographic or product markets; (xiii) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or other intangible assets; (xiv) the ineffectiveness of Pinnacle Bank's hedging strategies, or the unexpected counterparty failure or hedge failure of the underlying hedges; (xv) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xvi) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xvii) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Bank's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xviii) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xix) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam or ransomware attacks, human error, natural disasters, power loss and other security breaches; (xx) the possibility of increased compliance and operational costs as a result of increased regulatory oversight, including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients; (xxi) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xxii) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xxiii) the risks associated with Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company or all or a portion of their ownership interests in BHG (triggering a similar sale by Pinnacle Bank); (xxiv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxv) fluctuations in the valuations of Pinnacle Financial's equity investments and the ultimate success of such investments; (xxvi) the availability of and access to capital; (xxvii) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions involving Pinnacle Financial, Pinnacle Bank or BHG; and (xxviii) general competitive, economic, political and market conditions. A more detailed description of these and other risks is contained in "Item 1A. Risk Factors" below. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms "we," "our," "us," "the firm," "the Company," "Pinnacle Financial Partners," "Pinnacle" or "Pinnacle Financial" as used herein refer to Pinnacle Financial Partners, Inc., and its subsidiaries, including Pinnacle Bank, which we sometimes refer to as "our bank subsidiary" or "our bank" and its other subsidiaries.  References herein to the fiscal years 2022, 2023 and 2024 mean our fiscal years ended December 31, 2022, 2023 and 2024, respectively.

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” appearing elsewhere in this Form 10-K and other cautionary statements set forth elsewhere in this report.

ITEM 1.  BUSINESS

OVERVIEW

Pinnacle Financial Partners is a financial holding company headquartered in Nashville, Tennessee, with approximately $52.6 billion in total assets as of December 31, 2024. The holding company is the parent company of Pinnacle Bank, a Tennessee state-chartered bank, and owns 100% of the capital stock of Pinnacle Bank. The firm started operations on October 27, 2000, in Nashville, Tennessee, and has since grown through a combination of acquisitions and organic growth to 137 offices from which we conduct branch banking operations, including 50 in Tennessee, 41 in North Carolina, 21 in South Carolina, 11 in Virginia, four in Georgia, four in Alabama, two in Kentucky, two in Maryland and two in Florida.

Pinnacle Financial provides a full range of banking, investment, trust, mortgage and insurance products and services designed for businesses and their owners and individuals interested in a comprehensive relationship with their financial institution. The firm is the No. 1 bank in the Nashville-Murfreesboro-Franklin MSA, according to June 30, 2024 deposit data from the Federal Deposit Insurance Corporation (FDIC). Pinnacle is No. 11 on FORTUNE magazine’s 2024 list of 100 Best Companies to Work For® in the U.S., its eighth consecutive appearance, as well as the No. 3 company to work for in the U.S. for financial services and insurance, No. 8 for women, No. 9 for millennials and No. 21 for parents, all in 2024. Pinnacle is also No. 5 on American Banker’s 2024 list of America’s Best Banks to Work For and No. 1 among banks with more than $10 billion, its 12th consecutive appearance.

Pinnacle Bank owns a 49 percent interest in Bankers Healthcare Group (BHG), which provides innovative, hassle-free financial solutions to healthcare practitioners and other professionals.

Pinnacle Financial Partners aims to operate as a community bank in several primarily urban markets across the Southeast region of the United States. With this focus, Pinnacle Bank provides the personalized service most often associated with smaller banks while offering many of the sophisticated products and services, such as investments and treasury management, more typically found at much larger banks. This approach has enabled Pinnacle Bank to attract clients from the other regional and national banks in all its markets.

PRODUCTS AND SERVICES

Lending Services

We offer a full range of lending products, including commercial, real estate and consumer loans to individuals, businesses and professional entities. We compete for these loans with competitors who are also well established in our geographic markets as well as other non-depository institution lenders that are subject to less regulation than we are.

Pinnacle Bank's loan approval policies provide for various levels of officer lending authority. When the total amount of loans to a single borrower exceeds an individual officer's lending authority, officers with higher lending authority determine whether to approve any new loan requests or renewals of existing loans. Loans to directors and executive officers subject to Regulation O of the FDIC's rules and regulations require approval of the board of directors, and, certain extensions of credit, including loans above certain amounts require approval of a committee of the board.

Pinnacle Bank's lending activities are subject to a variety of lending limits imposed by federal and state law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to Pinnacle Bank. In general, however, at December 31, 2024, we were able to loan any one borrower a maximum amount equal to approximately $727.7 million, for loans that meet certain additional collateral guidelines. These legal limits will increase or decrease as Pinnacle Bank's capital increases or decreases as a result of its earnings or losses, the injection of additional capital, payments of dividends, acquisitions, or for other reasons. Pinnacle Bank has internal loan limits ranging from $15 million to $100 million, dependent upon the internal risk rating of a loan, all of which limits are well below the legal lending limit of the bank.

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

Through our subsidiary JB&B Capital (JB&B), we originate commercial equipment loans and leases, which we also originate through Pinnacle Bank.

Additionally, during 2022, we added two specialty lending groups: franchise lending and equipment lease financing.

Deposit Services

Pinnacle Bank seeks to establish a broad base of core deposits, including savings, noninterest-bearing checking, interest-bearing checking, money market and certificate of deposit accounts, including access to products offered through IntraFi Network Deposit and other niche-based deposit programs. Pinnacle Bank is focused on attracting operating accounts and other core deposits while also lowering our cost of funds. Rates paid on such deposits vary across geographic markets and deposit categories due to different market competition, products and services, deposit size, and other services rendered. Pinnacle Bank acts as a depository for many state and local governments, government agencies, education systems and power and utility organizations. Such public fund deposits are often subject to competitive bid and in many cases must be secured by pledging a portion of our investment securities, letter of credit or by placing funds in a reciprocal deposit network such as the IntraFi Network Deposit.

To attract deposits, Pinnacle Bank employs a reputation management plan within its geographic markets based on relationship banking. These plans feature broad product lines, competitive pricing, and services it believes will support clients' growth. The primary sources of deposits are businesses, their owners and employees along with individuals interested in a comprehensive banking relationship in Pinnacle’s geographic markets. Pinnacle Bank traditionally obtains deposits through personal solicitation by its financial advisors and leadership team, although its use of advertising has increased in recent years, primarily due to its partnerships with the Tennessee Titans NFL football team, The Pinnacle at Nashville Yards music venue and the Memphis Grizzlies NBA basketball team.

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

Pinnacle Bank offers, through RJFS, non-FDIC insured investment products to help clients achieve their financial objectives within their risk tolerances. The brokerage and investment advisory program offered by RJFS complements Pinnacle Bank's general banking business and further supports its business philosophy and strategy of delivering to our clients a comprehensive array of products and services that meet their financial needs. Pursuant to its contract, RJFS is primarily responsible for the compliance monitoring of dual employees of RJFS and Pinnacle Bank. Additionally, Pinnacle Bank has developed its own compliance-monitoring program in an effort to further ensure that associates deliver these products in a manner consistent with the various regulations governing such activities. Pinnacle Bank receives a percentage of commission credits and fees generated by the program. Pinnacle Bank remains responsible for various expenses associated with the program, including furnishings, equipment and promotional expenses and general personnel costs, including commissions paid to licensed advisors.

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

M&A Advisory and Securities Offering Services

PNFP Capital Markets, Inc., a subsidiary of Pinnacle Bank, launched in 2015. As a broker-dealer, this team offers corporate clients merger and acquisition advisory services, public and private debt, equity and mezzanine placement services and other selected middle-market advisory services. Beginning in 2024, PNFP Capital Markets, Inc. expanded its activities to include participating in underwritten public offerings of debt and equity securities.

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

Competitive Conditions
We face substantial competition in all areas of our operations from a variety of different competitors, many of whom are larger and have more financial resources than we do. Such competitors primarily include national, large regional and internet banks within the various markets in which we operate, though we also compete with smaller community banks that seek to offer service levels similar to ours. We also face competition from many other types of institutions, including, without limitation, savings and loans associations, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries.

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

We believe that the most important criteria to our bank's targeted clients when selecting a bank is their desire to receive exceptional and personal service from financial professionals they know and trust. Equally important is being able to enjoy convenient access to a broad array of financial products offered by a financial institution with an ability to meet the changing needs of a sophisticated client base. Additionally, when presented with a choice, we believe that many of our bank's targeted clients would prefer to deal with an institution that favors local decision making as opposed to one where many important decisions regarding a client's financial affairs are made outside of the local community.

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

We are engaging with our associates on a regular basis to assess job satisfaction, and we use the information from internal and third-party surveys to improve our ability to attract, develop, and retain talented associates who drive client engagement. All associates joining Pinnacle, including those joining as a result of an acquisition, participate in a three-day orientation that focuses on culture. During 2024, we received 15 local or national workplace awards including ranking No. 11 among the 100 Best Companies to Work For, No. 3 Best Workplaces in Financial Services and Insurance, No. 9 Best Workplaces for Millennials and No. 6 Best Workplaces for Women all by Great Place to Work® and FORTUNE Magazine and also earned a spot on PEOPLE Magazine's 100 Companies That Care list. All these honors place heavy emphasis on anonymous surveys of associates in the judging criteria. We believe these awards illustrate that our culture is strong, and our financial returns illustrate that the focus on culture is a winning business strategy. As of December 31, 2024, we employed 3,565.5 full-time equivalent associates, up from 3,357.0 full-time equivalent associates at December 31, 2023.

None of our associates are represented by a union, collective bargaining agreement or similar arrangement, and we have not experienced any labor disputes or strikes arising from any organized labor groups. We aim to create a great place to work for all our associates, which depends on engaging every associate so they feel supported, safe and like they belong. We believe that highly engaged associates make highly effective teams and that intentionally building a culture where associates of all backgrounds, experiences and viewpoints feel like one unified team is critical to our success. We are guided by the foundational elements of our associate guide, code of conduct and other applicable policies, namely that all people deserve a great place to work and do business. Members of Pinnacle's Associate and Client Experience team lead and coordinate this focused effort and continued commitment. At December 31, 2024, 65% of our associates were women and approximately 18.50% identify themselves as part of a racial or ethnic minority group. Among the Company’s 202-person Leadership Team at December 31, 2024, women make up approximately 36% of these associates, up from 23% in 2020, while minorities account for approximately 9% of the Leadership Team members, up from 4% in 2020. A senior leadership team made up of a subset of these Leadership Team members consists of 13 associates, with women making up 23% of this group and minorities making up 15%. Though we are proud of the culture we have created, we have implemented several initiatives aimed at continuing to create a firm where all of our associates feel valued and like they belong including enhanced training, leadership succession initiatives and the development of a multi-year strategy to focus on expanding our workforce makeup as we seek to develop an organization that is representative of all the communities we serve. This workforce enhancement process includes a number of initiatives that are underway to build broader networks with additional agencies and community organizations as we look to recruit and develop future associates and leaders. Through these initiatives, we have expanded our workforce makeup in our leadership succession plan. As of December 31, 2024, women represented 60% of leadership first-choice successors in our succession plan when an internal successor was identified, up 4% over 2023, and associates who identify themselves as part of a racial or ethnic minority group, represented 14% of leadership first-choice successors in our succession plan when an internal candidate was identified, up 8% over 2023.

Serving the needs of all the members of our communities also remains an important part of our strategy. For years, we have focused our community investment efforts on giving within four categories that we believe improve the quality of life of the citizens in our communities: education, health and human services, economic development and the arts. We also empower our associates to serve the causes about which they are most passionate. In 2024, our associates volunteered more than 27,357 hours of their time through 8,784 service opportunities to help organizations across our footprint.

OTHER INFORMATION

Investment Securities

In addition to loans, Pinnacle Bank has investments primarily in United States treasury and agency securities, agency sponsored mortgage-backed securities, corporate bonds and state and municipal securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Risk Committee of our board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to Pinnacle Bank's asset liability management policy as set by the board of directors.

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

We have also posted our Corporate Governance Guidelines, Corporate Code of Conduct for directors, officers and employees, and the charters of our Audit Committee, Human Resources and Compensation Committee, Executive Committee, Risk Committee, Nominating and Corporate Governance Committee and Climate Sustainability Committee of our board of directors in the Investor Relations section of our website at www.pnfp.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Corporate Code of Conduct, Corporate Governance Guidelines or current committee charters on our website. Our corporate governance materials are available free of charge upon request to our Corporate Secretary at our corporate headquarters, Pinnacle Financial Partners, Inc., 150 Third Avenue South, Suite 900, Nashville, TN 37201. Our telephone number for our corporate headquarters is (615) 744-3700.

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

Pinnacle Financial

Pinnacle Financial is a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”) that has elected to become a "financial holding company" thereunder. As a result, it is subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve").

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

Under the Bank Holding Company Act, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), if well capitalized and well managed, a bank holding company located in Tennessee may purchase a bank located outside of Tennessee. Conversely, a well capitalized and well managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee. In each case, however, state law restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for three years. Tennessee law also prohibits a bank holding company from acquiring a Tennessee bank if the acquisition would result in the bank or bank holding company controlling 30% or more of the insured deposits in Tennessee.

On September 17, 2024, the FDIC approved a final Statement of Policy on Bank Merger Transactions addressing the scope of transactions subject to FDIC approval, the FDIC’s process for evaluating merger applications and the principles that guide the FDIC’s consideration of the applicable statutory factors as set forth in the Bank Merger Act.

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

In August 2024, the FDIC issued a proposed rule that seeks to eliminate an exemption to its regulatory filing requirements related to acquisition of voting securities of depository institution holding companies, which rules, if adopted, would require change in bank control filings associated with bank holding company securities to be made with, and approved by, the FDIC in addition to the Federal Reserve.

Pinnacle Financial's common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenge of the rebuttable control presumption.

Permitted Activities. Bank holding companies generally are prohibited, except in certain statutorily prescribed instances including exceptions for financial holding companies, from acquiring direct or indirect ownership or control of 5% or more of any class of the outstanding voting securities of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to prior notice or Federal Reserve approval, bank holding companies may engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act” or “GLB”) amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminated many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and provided that holding companies which elected to become financial holding companies, as Pinnacle Financial has done, could engage in activities that are:

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

The Gramm-Leach-Bliley Act identifies the following activities as financial in nature:

•Lending, exchanging, transferring, investing for others, or safeguarding money or securities;
•Insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;
•Providing financial, investment, or economic advisory services;
•Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
•Underwriting, dealing in or making a market in securities;
•Activities that the Federal Reserve has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be a proper incident to banking or managing or controlling banks;
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

Pinnacle Bank

Pinnacle Financial owns one bank - Pinnacle Bank. Pinnacle Bank is a state bank chartered under the laws of the State of Tennessee that is not a member of the Federal Reserve. As a result, it is subject to the supervision, examination and reporting requirements and the regulations of the FDIC and Tennessee Department of Financial Institutions ("TDFI"). The TDFI has the authority to approve or disapprove mergers, the issuance of preferred stock and capital notes by Pinnacle Bank, the establishment of branches and similar corporate actions. The TDFI regularly examines state banks like Pinnacle Bank and in connection with its examinations may identify matters necessary to improve a bank's operation in accordance with principles of safety and soundness. The FDIC also has examination powers with respect to state, non-member banks like Pinnacle Bank. Any matters identified in such examinations are required to be appropriately addressed by the bank. Pinnacle Bank is also subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

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

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the Deposit Insurance Fund ("DIF") incurred as a result of bank failures that occurred during the first half of 2023 and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and will be assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods. The assessments began in the first quarter of 2024. As a result of this final rule, we accrued $29.0 million related to this assessment in the fourth quarter of 2023 and an additional $6.8 million in 2024. These amounts represented our then current expectation of the full amount of the assessment based on our total uninsured deposits as of December 31, 2022. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

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

Under these rules, the leverage and risk-based capital ratios of bank holding companies like Pinnacle Financial may not be lower than the leverage and risk-based capital ratios for insured depository institutions like Pinnacle Bank. The final capital rules implementing Basel III include minimum risk-based capital and leverage ratios for banks and their holding companies. Moreover, these rules refined the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock and related surplus, less goodwill and other specified intangible assets and other regulatory deductions. Tier 2 capital generally consists of perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying trust preferred securities and subordinated debt, qualifying mandatorily convertible debt securities and a limited amount of the allowance for credit losses.

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

On July 30, 2024, the FDIC proposed a rule that would amend the current rules governing brokered deposits. The proposed rule would, among other things, (i) amend the definition of “deposit broker”; (ii) eliminate the exclusive deposit placement arrangement exception; (iii) eliminate the enabling transactions designated business exception; (iv) revise the “25 percent test” designated business exception for a primary purpose exception to be available only to broker-dealers and investment advisers and only if less than 10% of the total assets that the broker-dealer or investment adviser has under management for its customers is placed at one or more insured depository institutions; (v) revise the interpretation of the primary purpose exception to consider the third party’s intent in placing customer funds at a particular insured depository institution; (vi) allow only insured depository institutions to file notices and applications for primary purpose exceptions; and (vii) clarify how an insured depository institution that loses its “agent institution” status regains that status. Pinnacle Financial is currently evaluating the effect of the proposed rule on Pinnacle Financial were it to be adopted as a final rule and monitoring the status of this rulemaking, which is uncertain with the recent change in the Presidential administration.

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

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV” or the “Basel III Endgame.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. In July 2023, federal banking regulators issued a joint agency proposal that sought to implement the final components of the Basel III Endgame as well as seeking to make changes aimed at addressing the underlying causes of the turmoil in the banking industry that was experienced in the first half of 2023 with the failure of certain larger financial institutions. The proposal seeks to revise the capital framework for banks with total assets of $100 billion or more in four main areas of credit risk, market risk, operational risk and credit valuation adjustment risk. The proposal also would have required banks with total assets of $100 billion or more to include unrealized gains and losses from certain securities in their capital ratios, to comply with supplementary leverage ratio requirements and to comply with countercyclical capital buffer requirements, if activated. The comment period for these proposed changes ended in January 2024, and the proposed rule changes have not yet been finalized. As a result of the recent change in the Presential administration, we believe the regulatory agencies are likely to repropose a modified version of the proposed rule changes that would remove most of the Basel III Endgame changes on the $100 billion to $250 billion asset sized banks, but as of the date of this Annual Report on Form 10-K, no re-proposed rules have been issued.

In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintained the three-year transition option of the 2019 CECL Rule and also provided banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, each of Pinnacle Bank and Pinnacle Financial has elected the option to delay the estimated impact on regulatory capital of Pinnacle Financial's and Pinnacle Bank's adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”), was delayed until December 31, 2021. As of January 1, 2022, the cumulative amount of the transition adjustments of $68.0 million became fixed and thereafter that amount was phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024. As of January 1, 2025, the temporary regulatory capital benefits have been fully reversed.

At December 31, 2024, Pinnacle Bank's CET1 capital ratio was 11.6%, Tier 1 risk-based capital ratio was 11.6%, total risk-based capital ratio was 12.5% and Tier 1 leverage ratio was 9.8%, compared to 11.1%, 11.1%, 12.0% and 9.7% at December 31, 2023, respectively. At December 31, 2024, Pinnacle Financial's CET1 capital ratio was 10.8%, Tier 1 risk-based capital ratio was 11.3%, total risk-based capital ratio was 13.1% and Tier 1 leverage ratio was 9.6%, compared to 10.3%, 10.8%, 12.7% and 9.4% at December 31, 2023, respectively. All of these ratios exceeded regulatory minimums and those required by Basel III and FDICIA (including after application of any applicable capital conservation buffer) to be considered well capitalized. More information concerning Pinnacle Financial's and Pinnacle Bank's regulatory ratios at December 31, 2024 is included in Note 20 to the "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report on Form 10-K.

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

In January 2024, Pinnacle Financial’s board of directors authorized a share repurchase program for up to $125.0 million of Pinnacle Financial’s outstanding common stock, which was scheduled to expire upon the earlier of Pinnacle Financial’s repurchase of shares of its outstanding common stock having an aggregate purchase price of $125.0 million or March 31, 2025. During 2024, Pinnacle Financial repurchased no shares of its common stock under such share repurchase program. In addition, in January 2025, Pinnacle Financial’s board of directors approved a subsequent repurchase program for up to $125.0 million. The new repurchase program will commence upon the expiration of the current program and is scheduled to expire upon the earlier of Pinnacle Financial’s repurchase of shares of its outstanding common stock having an aggregate purchase price of $125.0 million or March 31, 2026. Repurchases of shares of Pinnacle Financial’s common stock will be made in accordance with applicable laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise.

Payment of Dividends

Pinnacle Financial is a legal entity separate and distinct from Pinnacle Bank. Though Pinnacle Financial had cash and cash equivalents of $235.0 million as of December 31, 2024, the principal source of Pinnacle Financial's cash flow, including cash flow to pay interest to its holders of subordinated debentures and subordinated notes, and any dividends payable to common shareholders and holders of its preferred stock, are dividends that Pinnacle Bank pays to Pinnacle Financial as its sole shareholder. Under Tennessee law, Pinnacle Financial is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity, and other needs.

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

Statutory and regulatory limitations also apply to Pinnacle Bank's payment of dividends to Pinnacle Financial. Pinnacle Bank is required by Tennessee law to obtain the prior approval of the Commissioner of the TDFI for payments of dividends if the total of all dividends declared by its board of directors in any calendar year will exceed (1) the total of Pinnacle Bank's net income for that year, plus (2) Pinnacle Bank's retained net income for the preceding two years. As of December 31, 2024, Pinnacle Bank could pay dividends to Pinnacle Financial of up to $1.3 billion. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity rather than debt issuances. Pinnacle Financial had available cash balances of approximately $235.0 million at December 31, 2024 that could be used to pay its obligations and support Pinnacle Bank.

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

During the fourth quarter of 2013, Pinnacle Financial initiated a quarterly common stock dividend in the amount of $0.08 per share. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 21, 2025, when the board of directors increased the dividend to $0.24 per share from $0.22 per share. During the year ended December 31, 2024, Pinnacle Financial paid $69.0 million in net dividends to its common shareholders. On January 21, 2025, our board of directors declared a $0.24 per share quarterly cash dividend to common shareholders which should approximate $18.8 million in aggregate dividend payments and will be paid on February 28, 2025 to common shareholders of record as of the close of business on February 7, 2025.

During the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th interest in a share of its 6.75% fixed rate non-cumulative, perpetual preferred stock, Series B (Series B Preferred Stock) in a registered public offering to both retail and institutional investors. During the years ended December 31, 2022, 2023, and 2024, Pinnacle Financial paid $15.2 million in dividends on its Series B Preferred Stock. On January 21, 2025, our board of directors approved a quarterly dividend of approximately $3.8 million, or $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock payable on March 1, 2025 to shareholders of record at the close of business on February 14, 2025.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would have significantly changed existing CRA regulations. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020; however, in December 2021, the OCC revoked the newly issued rule and largely reverted to its prior CRA rule. On October 24, 2023, the OCC, Federal Reserve and FDIC issued a final rule that the regulators believe will strengthen and modernize regulations implementing the CRA. The stated key objectives of the rule are to (1) strengthen the achievement of the core purpose of the CRA, (2) adapt to changes in the banking industry, including the expanded role of mobile and online banking, (3) provide greater clarity and consistency in the application of CRA regulations, (4) tailor performance standards to account for differences in bank size, business models and local conditions, (5) tailor data collection and reporting requirements and use existing data whenever possible, (6) promote transparency and public engagement, (7) confirm that CRA and fair lending responsibilities are mutually reinforcing and (8) promote a consistent regulatory approach that applies to banks regulated by all three agencies. This final rule had an initial effective date of April 1, 2024 though compliance with a majority of the rule’s changes will not be required until January 1, 2026, and the data reporting requirements of the final rule will not take effect until January 1, 2027. Because of Pinnacle Bank’s asset size it will be evaluated for compliance with the new rule under each of the rule's four tests – the retail lending test, the retail services and products tests, a community development financing test and a community development services test. Among other things, the new rule expands those assessment areas where Pinnacle Bank’s activities will be tested for compliance with the rules to include areas where Pinnacle Bank (or its subsidiaries or entities in which it has made significant investments) may not have a physical presence but nonetheless engages in activity as a result of online banking activities. Pinnacle Financial is evaluating the impact of the changes within these new rules on its (and its subsidiaries’ and other entities’ in which it has made significant investments) operations and the potential impact to its and these other companies’ financial condition, results of operations, and/or liquidity, which cannot be predicted at this time. In January 2024, multiple trade associations and others filed a lawsuit in the Northern District of Texas seeking to vacate the new CRA rules on the grounds that the regulators exceeded their statutory authority in adopting the rules and that the rules may curtail lending. On March 29, 2024, the court issued a preliminary injunction barring the federal banking agencies from enforcing the CRA final rule against the plaintiffs pending the resolution of the lawsuit. The court also extended all implementation dates under the CRA final rule, day for day, for each day that the injunction remains in place. The court concluded that the plaintiffs had demonstrated a substantial likelihood of success on the merits and would suffer irreparable harm if they had to incur costs to prepare to comply with a rule that might later be invalidated. The court’s decision granting a preliminary injunction is on appeal to the United States Court of Appeals for the Fifth Circuit. These legal challenges, along with the recent change in the Presidential administration, create uncertainty regarding when the rule will ultimately be effective, what elements of the rule change will survive legal challenge and the ultimate impact of the rule change on Pinnacle Financial and Pinnacle Bank.

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

Resolution Planning

The FDIC has required insured depository institutions (“IDIs”) with more than $50 billion in total consolidated assets to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. In 2018, the FDIC issued a moratorium on resolution plans for IDIs with more than $50 billion in assets. In August 2023, the FDIC proposed amendments to the resolution planning requirements for IDIs with $50 billion or more in total assets. The amendments, which went into effect on October 1, 2024, require IDIs with between $50 billion and $100 billion in total assets to submit informational filings on a three-year cycle, with an interim supplement updating key information submitted in the off years.

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

Federal statutes and regulations, including the Gramm-Leach-Bliley Act and the Right to Financial Privacy Act of 1978, limit Pinnacle Financial’s and Pinnacle Bank’s ability to disclose non-public information about consumers, customers and employees to nonaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires disclosure of our privacy policies and practices relating to sharing non-public information and enables retail customers to opt out of the institution’s ability to share information with unaffiliated third parties under certain circumstances. The Gramm-Leach-Bliley Act also requires Pinnacle Financial and Pinnacle Bank to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information and, if applicable state law is more protective of customer privacy than the Gramm-Leach-Bliley Act, financial institutions, including Pinnacle Bank, will be required to comply with such state law. In addition to their obligations to safeguard customer information under Gramm-Leach-Bliley Act regulations, financial institutions, like Pinnacle Bank, are subject to regulations that require the institutions when they become aware of an incident of unauthorized access to sensitive customer information, to conduct a reasonable investigation to promptly determine the likelihood that the information has been or will be misused. If the institution determines that misuse of the sensitive customer information has occurred or is reasonably possible, it should notify the affected customers as soon as possible. An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. Other nations in which our customers do business, such as the European Union, have adopted similar requirements. This trend of state-level and international activity is expected to continue to expand, requiring continual monitoring of developments in the states and nations in which our customers are located and ongoing investments in our information systems and compliance capabilities.

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

Pinnacle Bank's deposit operations are also subject to federal regulation, including the following:

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

Under President Biden's administration, examination and enforcement by the state and federal banking agencies, including the CFPB (as described in more detail below), and other such enforcement authorities, for non-compliance with consumer protection laws and their implementing regulations increased and became more intense. Should heightened regulatory concerns persist in these areas, including increased enforcement of the CRA by the federal banking agencies, which is uncertain at this time as a result of the changes in the Presidential administration, Pinnacle Bank and its affiliates may incur additional compliance costs or be required to expend additional funds for investments in their local communities or other assessment areas.

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

A major focus of recent governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The BSA and its implementing regulations and parallel requirements of the federal banking regulators require Pinnacle Bank to maintain a risk-based anti-money laundering (“AML”) program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activity. The USA PATRIOT Act substantially broadened the scope of AML laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions, including banks, are required under final rules implementing Section 326 of the USA PATRIOT Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new account holders within a reasonable period of time. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must take certain steps to assist government agencies in detecting and preventing money laundering and to report certain types of suspicious transactions. In May 2016, Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued rules under the BSA requiring financial institutions to identify the beneficial owners who own or control certain legal entity customers at the time an account is opened and to update their AML compliance programs to include risk-based procedures for conducting ongoing customer due diligence. We have implemented procedures designed to comply with these requirements. In January 2021, the Anti-Money Laundering Act of 2020 ("AMLA"), which amends the BSA, was enacted as part of the National Defense Authorization Act for Fiscal Year 2021. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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

In June 2024, FinCEN issued proposed rules to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed AML and countering the financing of terrorism (“CFT”) programs. The proposed rules would require supervised institutions to identify, evaluate and document the regulated institution’s money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate, FinCEN’s published national AML and CFT priorities. In July 2024, federal banking regulatory agencies issued proposed rules that would revise each agency’s rules for AML and CFT, and were meant to align with rule changes proposed by FinCEN. These rule changes, if they become effective, would require Pinnacle Bank to implement additional compliance measures.

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

Interchange Fees. The Dodd-Frank Act included provisions (known as the "Durbin Amendment") which restrict interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points (plus $0.01 for fraud loss) in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. In October 2023, the Federal Reserve issued proposed rules that would reduce the maximum permissible interchange fee cap and would adopt an approach for future adjustments to the interchange fee cap. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets, like Pinnacle Bank. The implications of the Durbin Amendment first became applicable to us on July 1, 2017.

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

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks including, among other things, the authority to prohibit "unfair, deceptive, or abusive" acts and practices. Abusive acts or practices are defined as those that (1) materially interfere with a consumer's ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer's (a) lack of financial savvy, (b) inability to protect himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer's interests. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction. The CFPB has been active in bringing enforcement actions related to consumer financial protection laws and obtaining the forms of relief described above, though we currently believe the CFPB’s oversight and enforcement priorities may change over the next few years under the new Presidential administration.

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

Under the Dodd-Frank Act, publicly traded bank holding companies with $10 billion or more in total assets like Pinnacle Financial were required to establish a risk committee responsible for oversight of enterprise-wide risk management practices. Pinnacle Financial established a risk committee on February 7, 2017. The Growth Act raised the minimum asset threshold triggering the requirement to establish a risk committee from $10 billion to $50 billion. Pinnacle Financial maintains a standalone risk committee.

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

Broker-Dealer Activities

PNFP Capital Markets, a subsidiary of Pinnacle Bank, is registered as a broker-dealer with the SEC and is a member of FINRA, and, as a result, is subject to regulation by both agencies. PNFP Capital Markets must comply with the financial responsibility rules governing broker-dealers, including Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is designed to measure the general financial condition and liquidity of a broker-dealer and seek to ensure its financial stability in light of its activities. PNFP Capital Markets is also required to maintain minimum net capital levels, which could limit the ability for capital to be withdrawn from it or require a capital infusion from Pinnacle Bank to support growth in its business or new or ongoing activities, like the underwriting of public equity and debt offerings, which it began to participate in during 2024.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the Federal Reserve's statutory power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The Federal Reserve, through its monetary and fiscal policies, affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging provisions for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute or change in applicable rules or regulations, though we do expect that the Trump administration will seek to implement a regulatory reform agenda that is significantly different from that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies.. Even if modifications are enacted to existing or proposed regulations, including raising certain assets thresholds above those currently in place, we may continue to face enhanced scrutiny from our regulators who may expect us to continue to comply with the current, more stringent requirements as part of their safety and soundness and compliance examinations and general oversight of our operations.

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
•We face substantial competition and are subject to certain regulatory constraints not applicable to some of our competitors, which may negatively impact our growth or profits.
•Our operations, business and customers could be materially adversely affected by the impacts related to a changing climate.
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

Regulatory and Compliance Risks
•We operate in a highly regulated industry and changes in the regulatory landscape, including as a result of changes in Presidential administrations, may increase our operating costs or restrict our activities.
•We must maintain adequate regulatory capital to support our business objectives.
•Pinnacle Financial is required to act as a source of financial and managerial strength for Pinnacle Bank in times of stress.
•Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations related to money laundering and terrorist activity, like those issued by OFAC, could result in fines or sanctions against us or restrict our ability to make acquisitions.

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

Our profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans and investment securities and other interest-earning assets and interest expense paid on deposits, other borrowings, subordinated debentures and subordinated notes. The absolute level of interest rates as well as changes in interest rates or that affect the yield curve may affect our level of interest income, the largest component of our gross revenue, as well as the level of our interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under our control. For example, national monetary policy has played a significant role in the determination of interest rates and we expect this trend to continue during 2025. Additionally, competition, including competitor pricing, and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits as does our liquidity position and then-current loan demand and our orientation toward loan growth.

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

Following changes in the general level of interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan offering rates (in a rising rate environment), maintain or minimize the decline in our loan offering rates (in a falling rate environment), minimize increases in our deposit rates in a rising rate environment or promptly reduce the rates we pay on deposits in a falling rate environment, and maintain an acceptable level and mix of funding. Although at times we have implemented strategies we believe will reduce the potential effects of changes in interest rates on our net interest income, these strategies may not always be successful, and, in the case of certain hedging strategies (including the hedging strategy we entered into in the fourth quarter of 2022), could materially and adversely impact our results of operations if short term interest rates move in a direction that is different than the direction we anticipated at the time we initiated the strategy. Accordingly, changes in levels of market interest rates could materially and adversely affect our net income, net interest income and our net interest margin, asset quality, loan origination volume, liquidity, and overall profitability. We cannot assure you that we can minimize our interest rate risk.

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected. Short-term interest rates rose significantly in 2022 and remained at elevated levels throughout 2023 and 2024. Short-term interest rates began to decline in the second half of 2024, but remain at elevated levels, and may remain at elevated levels through 2025. In an elevated rate environment our ability to maintain or increase the rates we charge on loans while limiting any further increase in, or potentially reducing, the rates we pay on deposits will be critical to maintaining or expanding our net interest margin.

If short-term interest rates instead continue to fall during 2025, our ability to lower the rates we pay on deposits will be critical to our ability to maintain or slow any potential decline in our net interest margin, as we anticipate that loan pricing in a falling rate environment would be competitive and existing loans that we have made may be refinanced at lower interest rates, particularly in the case of fixed rate loans with no prepayment penalties. We may also be limited in our ability to lower, in a timely manner, the rates we pay on our brokered deposits and other time deposits with stated maturities.

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing characteristics, and balances of the different types of our interest-earning assets and interest-bearing liabilities and by utilizing hedging strategies to reduce the impact of changes in rates. Interest-rate risk management techniques are not exact. From time to time, we have repositioned a portion of our investment securities portfolio in an effort to better position our balance sheet for potential changes in short-term rates. We employ the use of models and modeling techniques to quantify the levels of risks to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While we strive to ensure the accuracy of our modeled interest rate risk profile, there are inherent limitations and imprecision in this determination and actual results may differ.

At times, we have entered into certain hedging transactions including interest rate swaps and interest rate floors, which are designed to lessen elements of our interest rate exposure. In addition, from time to time we have utilized fixed-to-floating rate cash flow hedges to manage interest rate exposure for our wholesale borrowings portfolio. For example, during the year ended December 31, 2022, we purchased interest rate caps and floors totaling approximately $1.8 billion that we intended to mitigate the impact of interest rate changes on certain LIBOR and SOFR-based variable rate loans. In the event that interest rates do not change in the manner that we anticipate at the times we institute our hedging strategies or at the pace that we anticipated (including the hedging strategies we entered into during the year ended December 31, 2022), such transactions may materially and adversely affect our results of operations.

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

Changes in interest rates can negatively affect the performance of most of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio, as was the case in 2022 and 2023 with the rising interest rate environment. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic, social and political conditions and issues, including trade disputes and global health pandemics, and other factors beyond our control. Fluctuations in interest rates can materially affect both the returns on and market value of our investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

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

In addition, from time to time we may restructure portions of our investment securities portfolio as part of our asset liability management strategies as we did in 2024 and to a lesser extent in 2023 or in response to liquidity needs, and we may incur losses, which may be material, in connection with any such restructuring. We currently have a significant amount of unrealized losses in our securities portfolio. These losses are largely the result of the rising interest rate environment we experienced in recent years and the continued elevated interest rate environment we are currently experiencing. If we were to sell any of these securities before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs, we would be required to recognize these losses and the recognition of those losses could materially and adversely affect our results of operations, capital and financial condition.

Credit and Lending Risks

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses and make other loans that may carry increased levels of credit risk.

We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, developers of multifamily residential real estate projects, new home builders and music publishers. Economic conditions were uneven throughout 2024, and if the economic environment in our markets weakens, including as a result of persistent high inflation, international trade disputes and retaliatory tariffs, elevated short-term interest rates, increased geopolitical tensions around the world, including escalating hostilities in Ukraine and the Middle East, and terrorist activity in the United States, our exposure to these industries or other concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional credit loss provisions, negatively impacting our results of operations and financial condition.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2024, our commercial and industrial loans accounted for approximately 38.9% of our total loans. Additionally, approximately 12.4% of our commercial real estate loans at December 31, 2024 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses’ real estate. We expect to seek to expand the amount of these two types of loans in our portfolio during 2025. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, or other operational challenges like those resulting from supply chain disruption, international trade disputes and retaliatory tariffs, labor shortages or inflationary pressures on their costs, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its obligations to us. If general economic conditions negatively impact the markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

Real estate construction and development loans are also an important part of our business. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Real estate industry pricing dynamics in the geographical markets in which we operate can vary from year to year, and with respect to construction, can vary between project funding and project completion. Asset values to which we underwrite loans can fluctuate from year to year and impact collateral values and the ability of our borrowers to repay their loans. Like regulatory guidelines on commercial real estate loans, federal regulators have issued guidance that imposes additional restrictions on banks with construction and development loans in excess of 100% of total risk-based capital. If our level of these loans was to exceed these guidelines or our own internal guidelines if lower than these regulatory guidelines, our ability to make additional loans in this segment would be limited.

Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing some of the construction and development loans that we hold. Muted demand for new residential mortgage loans as we experienced in recent years, whether the result of higher mortgage interest rates, inflationary pressures on building costs, depressed inventory levels or other factors, could also continue to cause reduced demand for mortgage loans, which would reduce our net interest income and noninterest income levels. If economic and real estate market conditions further deteriorate in our markets, we may experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for credit losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

We make loans to portfolio companies of private equity firms and other loans that qualify as highly leveraged transactions. In certain instances, including during challenging or uneven economic environments, these loans may deteriorate and that deterioration may occur quickly. If the private equity sponsor is unwilling or unable to provide necessary support we may suffer losses on these loans that could materially and adversely affect our results of operations.

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

Our ability to grow our loan portfolio is also dependent on our ability to fund loan growth. We primarily seek to fund our loan growth through stable, core deposits, but at times our ability to attract core deposits in amounts sufficient to fund our loan growth has been limited by competitive pressures in our markets, general economic conditions, and our business model that focuses principally on serving small to medium-sized businesses and their owners rather than a broad retail distribution strategy. As a result, at times, our funding sources have consisted of greater amounts of non-core funding. Increased reliance on these non-core funding sources can negatively impact our net interest margin and our net interest income if the rates we pay on these non-core funding sources exceed the rates we would pay on core funding sources.

Larger banks, with a more developed retail footprint, and non-banks, who are able to operate with greater flexibility and lower cost structures due to less regulatory oversight, are better able to attract lower-cost retail deposits or other funding sources than we can, which at times causes us to utilize a larger percentage of noncore funding to fund our loan growth. Our levels of non-core deposits may at times be elevated as competition for, and the rates paid on, core deposits increase. If we are unable to retain or attract core deposits at sufficient levels to fund our loan growth and our percentage of noncore funding rises to levels that approach our policy limits or levels where our regulators express concerns, we may need to modify our growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow for us to return to an acceptable level of noncore funding within a reasonable amount of time, any one of which actions could adversely affect our results of operations, particularly during periods of time when our net interest margin is experiencing compression. Moreover, loan growth throughout the year can fluctuate due in part to seasonality of the businesses of our borrowers and potential borrowers and the timing on loan repayments, particularly those of our borrowers with significant relationships with us, resulting from, among other things, excess levels of liquidity.

Much of our organic loan growth that we have experienced in recent years (and a key part of our loan growth strategy in 2025 and beyond) was the result not of strong loan demand but rather of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, if these advisors we hire are unable to cause their customers to move their relationships to us in the time periods that we are targeting (including as a result of the current elevated interest rate environment) or at all, or if we are unable to retain such business, our loan growth may be negatively affected, which could have a material adverse effect on our results of operations and financial condition.

In our efforts to continue to grow our loan portfolio, we have expanded the types of loans that we offer to certain specialty areas, like equipment financing and franchise financing, and these areas remain an important focus of our loan growth plans for 2025. Our ability to grow loans in these areas will be dependent on our ability to attract bankers with experience in these areas and those bankers’ ability to win new deals and projects in these spaces. It will also be important for us to adequately underwrite lending opportunities in these new specialty areas and price these transactions at levels that appropriately compensate us for the risks that we assume in these transactions.

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

The objective of managing liquidity risk is to ensure that our cash flow requirements resulting from depositor, borrower and other creditor demands as well as our operating cash needs, are met, and that our cost of funding such requirements and needs is reasonable. We maintain an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, include procedures for managing and monitoring liquidity risk. Generally we rely on deposits, repayments of loans and cash flows from our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with Federal Home Loan Bank of Cincinnati (“FHLB”) advances, federal funds purchased and other sources of short-term and long-term borrowings, including subordinated indebtedness, to make loans, acquire investment securities and other assets and to fund continuing operations.

An inability to maintain or raise funds in amounts necessary to meet our liquidity needs could have a substantial negative effect, individually or collectively, on Pinnacle Financial’s and Pinnacle Bank’s liquidity. Our access to funding sources in amounts adequate to finance our activities, including our loan growth, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, increased levels of indebtedness, a reduction in our published credit ratings, any damage to our reputation or any other decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as a decrease in the money supply as a result of actions by the Federal Reserve, severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage our liquidity effectively could affect our competitive position, limit our loan growth, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets, require us to sell investment securities when they are in a loss position, cause our regulators to criticize our operations and have a material adverse effect on our results of operations or financial condition.

Deposit levels may be affected by a number of factors, including demands by customers, rates paid by competitors (particularly as it relates to brokered deposits and other noncore deposits), general interest rate levels, returns available to customers on alternative investments, government programs, general economic and market conditions and other factors, including a loss of confidence in us by our customers. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic and geopolitical conditions, uncertain political conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings, liquidating securities that we own in our investment securities portfolio and/or accessing the equity or debt capital markets. At times we have increased our levels of brokered deposits to provide additional liquidity and fund our loan growth. Increases in our reliance on noncore funding (particularly brokered time deposits) would increase our liquidity risk.

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

Federal and state bank regulators require Pinnacle Financial and Pinnacle Bank to maintain adequate levels of capital to support operations. At December 31, 2024, Pinnacle Financial’s and Pinnacle Bank’s regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. Growth in assets (either organically or as a result of acquisitions) at rates in excess of the rate at which our capital is increased through retained earnings, or significant losses, including as a result of selling investment securities that are in a loss position at the time of sale, will reduce our capital ratios unless we continue to increase capital. Failure by us to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities, including through the opening of new branch locations.

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

Unexpected changes in requirements for capital resulting from regulatory actions could require us to raise capital at a time, and at a price, that might be unfavorable, or could require that we forego continuing growth or reduce our current loan portfolio. We cannot assure you that access to capital will be available to us in needed amounts or on acceptable terms or at all. Any occurrence that may limit our access to the capital markets may materially and adversely affect our capital costs and our ability to raise capital and/or debt and, in turn, our liquidity. If we cannot raise additional capital when needed, our ability to expand through internal growth or acquisitions or to continue operations at then-current levels could be impaired. Factors that could adversely affect our ability to raise additional capital or necessary funding include conditions in the capital markets, our past or projected financial performance, our credit ratings, regulatory actions and general economic conditions. Increases in our cost of capital, including dilution and increased interest or dividend requirements, could have a direct adverse impact on our operating performance and our ability to achieve our growth objectives.

Operational and Market Risks

Negative developments in the U.S. and local economies in our primary markets may adversely impact our results in the future.

Our financial performance is highly dependent on the business environment in the markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by, among other causes, declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, international trade disputes and retaliatory tariffs, supply chain disruptions, labor shortages, terrorist attacks, global pandemics, acts of war, or a combination of these or other factors. Inflation rose sharply at the end of 2021 and continued at heightened levels throughout 2023 and into 2024, and while inflation started to ease through 2024, prices are currently expected to remain elevated for many goods and services in the near term. We, along with our customers, experienced an uncertain and volatile economic environment during 2023 and 2024 due to issues of national security, inflation, and the pressure of sustained high levels of short-term interest rates. We believe that it is possible that we will, along with our customers, continue to experience an uneven economic environment in 2025 for many of the same reasons. A worsening of business and economic conditions, including as a result of escalating geopolitical tensions around the world (including the ongoing conflicts in Ukraine and the Middle East or increased terrorist activity in the United States), persistent inflationary pressures, and actions taken by the Federal Reserve in response thereto, intensifying trade disputes or retaliatory tariffs, or supply chain disruptions or labor shortages, generally or specifically in the principal markets in which we conduct business, could have adverse effects, including the following:

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

In addition, over the last several years, the federal government has shut down periodically, in some cases for prolonged periods, and it is possible that the federal government may shut down again in the future. If a prolonged government shutdown occurs, it could significantly impact business and economic conditions generally or specifically in our principal markets, which could have a material adverse effect on our results of operations and financial condition.

Our operations are principally geographically concentrated in certain markets in the southeastern United States, and changes in local economic conditions could impact our profitability.

A significant percentage of our borrowers are situated in various MSAs in Tennessee, North Carolina, South Carolina, Virginia and

Georgia in which we operate. In 2021, we expanded our operations into Alabama and the Washington, D.C. area, and more recently we have expanded into Kentucky and Florida. Our success significantly depends upon the growth in population, income levels, deposits, employment levels and housing starts in our markets, along with the continued attraction of business ventures to these areas, and our profitability is impacted by the changes in general economic conditions in these markets and other markets in which collateral securing our loans is located. We cannot assure you that economic conditions, including loan demand, in these markets will not remain uneven during 2025 or thereafter, and as a result, we may not be able to grow our loan portfolio in line with our expectations and the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively and materially impacted.

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

A significant portion of BHG’s revenue (and correspondingly our interest in any of BHG’s net profits) comes from the sale of loans originated by BHG to community banks that BHG accounts for by applying gain-on-sale accounting. BHG, and its subsidiaries, also retain loans that they originate on their balance sheet and earn interest income on those loans. This practice requires more external funding of BHG’s business than the historical practice of routinely selling loans to other financial institutions and has increased BHG’s funding costs and operating expenses. It also increases BHG’s exposure to credit losses in its portfolio, which losses could materially and adversely impact BHG’s results of operations and Pinnacle Bank’s interest in BHG’s net profits. BHG’s decision whether to sell more loans through its auction platform or retain more loans on its balance sheet will impact BHG’s earnings and as a result its contribution to our recurring noninterest income. When BHG sells loans through its auction platform, it records a gain on the sale that results in the income from the transaction being recorded in the period when the sale is consummated. Conversely, when BHG decides to retain a loan on its balance sheet, the income from that loan is recognized over the life of the loan. BHG also records an accrual for estimated losses attributable to loan substitutions and prepayments for loans sold by BHG through its auction platform.

BHG adopted CECL effective October 1, 2023. This change required BHG to increase its allowance for credit losses, and increased the types and amounts of data BHG needs to collect and review to determine the appropriate level of its allowance for credit losses. In addition, this change may result in more volatility in the level of BHG’s allowance for credit losses. A further increase, to the extent material, in BHG’s allowance for credit losses or additional expenses incurred to determine the appropriate level of the allowance for credit losses, or in its reserve for loan substitutions and prepayments, could have a material adverse effect on BHG’s financial condition and results of operations, which would negatively impact our interest in BHG’s net profits, and, consequently, our noninterest income.

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

Since our initial investment, BHG has expanded its operations to include commercial lending to other professional service firms and licensed professionals like attorneys, accountants and others. Through subsidiaries that it owns, it also has expanded into patient financing, which involves making loans to individuals to finance medical expenses, particularly those where patients have high deductible health plans. BHG is also expanding into point-of-sale consumer lending and may further expand its business into other types of lending, which may not be as profitable as BHG’s current lending products or successful at all. These new product lines may involve more risk than BHG’s historical business and BHG’s loss rates may increase when compared to historical levels. Moreover, BHG’s and its subsidiaries’ expansion into these new lines of business and the expansion of the type of borrowers it markets its products to has increased the regulatory scrutiny BHG faces which has increased BHG’s compliance costs. Failure to realize the expected revenue increases and/or other projected benefits from, and any increased compliance costs and regulatory scrutiny in connection with, any such expansion could have a negative impact on BHG’s business, which would negatively impact our interest in BHG’s net profits and, consequently, our noninterest income.

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

Because of our ownership of a portion of BHG, BHG is limited in the types of activities in which it may engage. Were BHG to desire to expand its operations into areas that are not permissible for an entity owned by a non-state member bank like Pinnacle Bank, it may need to do so through separate entities in which we do not have an ownership interest. Were these businesses to be more profitable than BHG’s core business or require BHG’s management’s attention in ways that are detrimental to BHG, our investment in BHG may be negatively impacted.

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

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At December 31, 2024, our goodwill and other identifiable intangible assets totaled approximately $1.9 billion. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would adversely impact the capacity of Pinnacle Bank to pay dividends to Pinnacle Financial without seeking prior regulatory approval, which could adversely affect Pinnacle Financial’s ability to pay required interest payments on its outstanding indebtedness or to continue to pay dividends to its common and preferred shareholders.

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

We had $1.0 billion in general, hybrid and separate account BOLI contracts at December 31, 2024. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable, subject to certain exceptions. However, if we needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. We are also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by us at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. If the market value of these securities did decline, and we restructured them to obtain securities with improved yields, we may incur losses and penalties in connection with such restructuring, as was the case in the fourth quarter of 2023. Investing in BOLI exposes us to liquidity, credit and interest rate risk, which could adversely affect our results of operations, financial condition and liquidity.

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

We are dependent upon information technologies, computer systems and networks, including those we maintain and those maintained and provided to us by third parties, to conduct operations and are reliant on technology to help increase efficiency in our business. These systems could become unavailable or impaired due to a variety of causes, including storms and other natural disasters, terrorist attacks, fires, phishing schemes, social engineering, utility outages, internal or external theft or fraud, design defects, human error, misconduct or complications or failures encountered as existing systems are maintained, replaced or upgraded. For example, our financial, accounting, data processing, or other operating or security systems or infrastructure or those of third parties upon which we rely may fail to operate properly or become compromised, disabled or damaged, which could adversely affect our ability to process transactions or provide services. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and we may experience data losses in the course of such recovery. We periodically update the systems on which we rely to support our operations and growth and to remain compliant with all applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions that may occur in the course of such implementation challenges. We maintain a system of internal controls and security to mitigate the risks of many of these occurrences and maintain insurance coverage for certain risks; however, should an event, including a cyberattack (including a ransomware attack), occur that is not prevented or detected by our internal controls, causes an interruption, degradation or outage in service, causes us to pay a ransom fee, or is uninsured against or in excess of applicable insurance limits, such occurrence could have an adverse effect on our business and our reputation, which, in turn, could have a material adverse effect on our financial condition, results of operations and liquidity.

Our operations rely on the secure processing, storage and transmission of confidential, proprietary, personal and other information in our computer systems and networks. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. We provide our customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. Our network, and the systems of parties with whom we contract or on which we rely, as well as those of our customers and regulators, could be vulnerable to unauthorized access, computer viruses, phishing schemes, social engineering, spam attacks, ransomware attacks, human error, natural disasters, power loss and other security breaches. Sources of attacks vary and may include hackers, disgruntled employees or vendors, criminal organizations, terrorists, hostile foreign governments, corporate espionage and activists. In recent periods, there continues to be a rise in electronic fraudulent activity (including wire fraud), security breaches and cyberattacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts or seeking to infiltrate legitimate transactions, including through the compromise of the Bank’s clients’ email systems. We believe these types of efforts will continue to increase in frequency and in their level of sophistication. We have established policies, processes, and procedures to identify, measure, monitor, mitigate, report, and analyze risks associated with fraud, and continue to invest in systems, resources, and controls to detect and prevent it. There are inherent limitations, however, to our risk management strategies, systems, and controls as they may exist, or develop in the future. We may not appropriately anticipate, monitor, or identify these risks. If our risk management framework proves ineffective in connection with any fraudulent activity, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems, and we may be subject to potential claims from third parties and government agencies. We may also suffer reputational damage. Any of these consequences could adversely affect our business, financial condition, or results of operations.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal use of web-based and cloud-based products and applications. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more prevalent and sophisticated and are extremely difficult to prevent. The rapid evolution and increased adoption of generative artificial intelligence is further increasing risks in this area, including by making fraud detection more difficult, particularly with detection devices that use voice recognition or authentication. The techniques used by bad actors change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. Additionally, the existence of cyberattacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. Consistent with industry trends, we remain at risk for attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents. Cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Service disruptions in cloud technologies or intrusion into those of our systems hosted on cloud-based technologies may lead to unauthorized access of, delays in accessing, or the loss of, data that is important to our businesses and may hinder our clients’ access to our products and services, which would negatively impact our operations which in turn could have a material adverse effect on our financial condition, results of operations and liquidity.

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

We face substantial competition and are subject to certain regulatory constraints not applicable to some of our competitors, which may negatively impact our growth or profits.

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

Some of our competitors, including credit unions, are not subject to certain regulatory constraints, such as the Community

Reinvestment Act, which requires us to, among other things, implement procedures to make and monitor loans throughout the communities we serve (and which would become more expansive with rules that were approved in 2024, if such rules are ultimately implemented). Credit unions also have federal tax exemptions that may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors, like private equity firms, are generally not subject to the extensive regulation applicable to institutions, like Pinnacle Bank, that offer federally insured deposits. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. These differences in resources, regulation, competitive advantages, and business strategy may decrease our net interest margin, may increase our operating costs, and may make it harder for us to compete profitably.

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

Our operations, businesses and customers could be materially adversely affected by the impacts related to a changing climate.

There is an increasing concern among individuals and governments over the risks of climate change and related environmental sustainability matters that create additional risk for us as it relates to the operation of our business and our relationships with our clients. The physical risks of a changing climate include rising average global temperatures and rising sea levels. We also face risks from extreme weather events and the potential for increases in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes and tornados. Such disasters could disrupt our operations or the operations of customers or third parties on which we rely. Such disasters could result in market volatility or negatively impact our customers’ ability to repay outstanding loans, result in rapid deposit outflows, cause supply chain and/or distribution network disruptions, damage collateral or result in the deterioration of the value of collateral or insurance shortfalls.

Additionally, concerns about a changing climate could result in transition risk. Changes in consumer preferences or technology and additional legislation, regulatory and legal requirements, including those associated with a transition to a low-carbon economy, could restrict the scope of our or our clients’ existing businesses, amplify credit and market risks, disproportionately impact certain of our clients, like those that own and/or operate trucking companies, negatively impact asset values, increase expenses, including as a result of strategic planning and technology and market changes, and/or otherwise adversely impact us, our businesses or our customers. The SEC has previously issued rulemaking on climate change disclosures, which rules have been voluntarily stayed pending the outcome of current litigation, and, if ultimately implemented, could significantly increase associated regulatory obligations and legal and reputational risk. In February 2024, the SEC requested that the court hearing the legal challenge to these rules take no action on the rules until the SEC determines appropriate next steps with respect to the rules casting further doubt on when, or if, the rules will go into effect.

Our response to a changing climate and our related strategies, policies and disclosure, and/or our ability to achieve any climate-related goals or commitments that we may make (which are subject to risks and uncertainties, many of which are outside of our control) could result in reputational harm as a result of negative public sentiment, regulatory scrutiny, litigation and reduced investor and stakeholder confidence.

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

We have assembled a senior management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth that we have experienced in recent years (and that we are seeking during

2025) was the result not of strong loan demand but rather of our ability to attract experienced financial services professionals as new associates of ours who have been able to attract customers from other financial institutions. We are continuing to deploy a similar hiring strategy in all of our markets, though in an elevated rate environment it may be more difficult for these associates to attract their customers to the bank, particularly those with existing loans that are priced below current market rates. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we have to pay to hire and retain these experienced individuals (which has seen increased pressure in the recent inflationary and competitive environment in which we have been operating) could cause our noninterest expense levels to rise and negatively impact our results of operations.

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

We are from time to time subject to certain litigation in the ordinary course of our business. BHG, like us, is also subject to certain litigation in the ordinary course of its business. As we have aggressively hired new revenue producing associates we, and the associates we have hired, have also periodically been the subject of litigation and threatened litigation with these associates’ former employers. We may also be subject to claims related to our loan servicing programs, particularly those involving servicing of commercial real estate loans. These and other claims and legal actions, as well as supervisory and enforcement actions by our regulators, including the CFPB or other regulatory agencies with which we or BHG deal, including those with oversight of our loan servicing programs, could involve large monetary claims against us or BHG, as well as capital directives, agreements with federal regulators, cease and desist penalties and orders and significant defense costs. The outcome of any such cases or actions is uncertain. Substantial legal liability or significant regulatory action against us or BHG could have material adverse financial effects or cause significant reputational harm to us or BHG, which in turn could seriously harm our or BHG’s business prospects.

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

In addition to natural disasters, the impact of a changing climate, such as rising average global temperatures and rising sea levels, and any increasing frequency and severity of extreme weather events and natural disasters such as droughts, floods, wildfires and hurricanes could negatively impact our operations including our ability to provide financial products and services to our customers. A changing climate also has the potential to negatively affect the collateral we take to secure loans that we make, the valuations of home prices or commercial real estate or our customers’ (particularly those that are engaged in industries that could be negatively affected by a shift to a low-carbon economy) ability and/or willingness to pay fees, repay outstanding loans or afford new products. The impact of natural disasters occurring in our market areas, including those that may be the result of a changing climate could also cause insurability risk and/or increased insurance costs for us or our customers.

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

We expect to consider and explore opportunities to expand in our current markets and in select primarily high-growth markets in the southern portion of the United States through additional offices and also may consider expansion within these markets through additional acquisitions of all or part of other financial institutions or other financial services companies, including our de novo expansions into the Atlanta, Georgia, Huntsville and Birmingham, Alabama, Jacksonville, Florida, Louisville, Kentucky and Washington, D.C. metro markets over the last few years. These types of expansions, including those de novo expansions, involve various risks, including:

Management of Growth. We may be unable to successfully:

–maintain loan quality in the context of significant loan growth;
–identify and expand into suitable markets;
–obtain regulatory and other approvals;
–identify and acquire suitable sites for new banking offices;
–attract sufficient deposits and capital to fund anticipated loan growth;
–recruit seasoned professionals with significant experience and established books of business that are able to move their customer relationships to Pinnacle Bank in the time periods and amounts and at funding costs and with asset yields that we believed were possible when we hired those persons;
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
–the time and costs of evaluating new markets, hiring experienced local management, including as a result of de novo expansion into a market such as our expansions into the Atlanta, Georgia, Huntsville and Birmingham, Alabama, Jacksonville, Florida, Louisville, Kentucky and Washington, D.C. metro markets and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the significant costs of the expansion that we may incur, particularly in the first 12 to 24 months of operations;
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

Though we expect to remain principally focused on organically growing our business in our existing markets (including our new markets) during 2025, we nonetheless may have opportunities to evaluate merger and acquisition opportunities that are presented to us in our current markets as well as other select markets throughout the southern portion of the United States and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities and related capital raising transactions may occur at any time. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and fully diluted earnings per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

Regulatory and Compliance Risks

We operate in a highly regulated industry and changes in the regulatory landscape, including as a result of changes in Presidential administrations, may increase our operating costs or restrict our activities.

During the last Presidential administration banks faced increased regulatory scrutiny from federal bank regulators, and additional restrictions on financial institutions (or new interpretations of existing regulations) have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, laws and regulations regarding fair lending and investments in communities (including the recently adopted changes to the CRA rules), and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our results of operations and financial condition. Changes in state or federal tax laws or regulations can have a similar impact. State and municipal governments, including the State of Tennessee, could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies during the Biden administration were aggressive in responding to concerns and trends identified in examinations, including in the case of service charges banks imposed on customers related to overdrafts and instances in which customers’ accounts do not have sufficient funds to cover items that are presented. Elevated regulatory scrutiny of our industry could include the issuance of additional formal or informal enforcement or supervisory actions and the imposition of monetary penalties, and whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, restrict our growth, increase our operating expenses, lower our noninterest income or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions.

Negative developments in the financial services industry and the impact of legislation (or interpretation of existing legislation) proposed in response to those developments could negatively impact our operations by increasing the time and operating costs associated with compliance and restricting our business operations, including our ability to originate or sell loans or by requiring us to hold more elevated levels of capital or deduct from our regulatory capital unrealized losses in our securities portfolio, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, business policies, capital strategies, compensation or operating plans.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged on loans, interest rates paid on deposits and locations of offices. We are also subject to capital requirements established by our regulators, which require us to maintain specified levels of capital. It is possible that our FDIC assessments may increase in the future or other special assessments, like the special assessment levied by the FDIC in 2023 in connection with the high-profile bank failures in 2023, may be levied in the future. Any future assessment increases or additional special assessments could negatively impact our results of operations. Significant changes in laws and regulations applicable to the banking industry have been recently adopted and others are being considered by our regulators and in Congress, though there is uncertainty as to the level of regulatory reform that the new Presidential administration may seek to undertake. The prior administration implemented a regulatory reform agenda that included an increased level of attention and focus on consumer protection, fair lending and investments in communities (like the recently adopted changes to the CRA rules), deposit fees, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change or that operate in industries that would not be favored in a low-carbon economy and heightened scrutiny of BSA and AML requirements among other areas. In addition, merger and acquisition activity was negatively affected by increased levels of regulatory scrutiny during the prior Presidential administration. While the new Presidential administration may be less focused on the areas targeted by the prior administration, the effects of changes implemented by the prior administration, if not rolled back, are likely to increase the Company’s compliance costs, negatively impacting its profitability. The regulatory agenda of the current Presidential administration is likely to be meaningfully different from the prior administration’s agenda, and the rulemaking, examination intensity and enforcement priorities of the federal banking regulators are likely to change under President Trump. It is unclear what the ultimate impact of those changes will be on the Company.

Additionally, we are subject to laws regarding our handling, disclosure and processing of personal and confidential information of certain parties, such as our employees, customers, suppliers, counterparties and other third parties. The Gramm-Leach-Bliley Act requires us to periodically disclose our privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties, under certain circumstances. Other laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition to their obligations to safeguard customer information under Gramm-Leach-Bliley Act regulations, financial institutions, like Pinnacle Bank, are subject to regulations that require the institutions when they become aware of an incident of unauthorized access to sensitive customer information, to conduct a reasonable investigation to promptly determine the likelihood that the information has been or will be misused. If the institution determines that misuse of the sensitive customer information has occurred or is reasonably possible, it should notify the affected customers as soon as possible. We are subject to laws that require us to implement a comprehensive information security program that includes administrative, technical and physical safeguards to protect the security and confidentiality of customer records and information. Additionally, other legislative and regulatory activity continue to lend uncertainty to privacy compliance requirements that impact our business. We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The potential effects of pending legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

–brokered deposits;
–the Federal Reserve discount window;
–advances from the FHLB;
–capital markets transactions; and
–development of new financial services.

Failure to meet regulatory capital standards may also result in higher FDIC assessments. If we fall below guidelines for being deemed “adequately capitalized” the FDIC or Federal Reserve could impose restrictions on our activities and a broad range of regulatory requirements in order to effect “prompt corrective action.” The capital requirements applicable to us are in a process of continuous evaluation and revision in connection with actions of the Basel Committee and our regulators. In July 2023, federal banking regulators issued a joint agency proposal that sought to implement the final components of the Basel III Endgame as well as make changes aimed at addressing the underlying causes of the turmoil in the banking industry that was experienced in the first half of 2023 with the failure of certain larger financial institutions. The proposal sought to revise the capital framework for banks with total assets of $100 billion or more in four main areas of credit risk, market risk, operational risk and credit valuation adjustment risk. The proposal also would have required banks with total assets of $100 billion or more to include unrealized gains and losses from certain securities in their capital ratios, to comply with supplementary leverage ratio requirements and to comply with countercyclical capital buffer requirements, if activated. The comment period for these proposed changes ended in January 2024, and the proposed rule changes have not been finalized. As a result of the recent change in the Presidential administration, we believe the regulatory agencies may re-propose a modified version of the proposed rule changes that would remove most of the Basel III Endgame changes on the $100 billion to $250 billion asset sized banks, but as of the date of this Annual Report on Form 10-K, no re-proposed rules have been issued. If such re-proposal does occur, certain of the more stringent requirements could still be imposed on us through the ongoing regulatory oversight process, which could adversely impact our profitability or, if we were to fail to satisfy any such requirements, our financial condition and results of operations.

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

Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations related to money laundering and terrorist activity, like those issued by OFAC, could result in fines or sanctions against us or restrict our ability to make acquisitions.

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
–changes in the political climate;
–fallout from rising geopolitical tensions around the world, including the ongoing hostilities in Ukraine and the Middle East;
–market reactions to social media messages or posts;
–anticipated or pending investigations, proceedings or litigation that, directly or indirectly, involve or affect us; and
–domestic and international economic and social factors unrelated to our performance.

The trading price of the shares of our common stock and the depositary shares representing fractional interests in our Series B Preferred Stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, and future sales of our equity or equity-related securities. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation, as well as the loss of key employees.

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

We have the ability under our current effective registration statement to issue shares of preferred stock. Further, our shareholders authorized our board of directors to issue up to 10,000,000 shares of preferred stock without any further action on the part of our shareholders, which is what we did when we issued the Series B Preferred Stock. We may determine that it is advisable, or we may encounter circumstances where we determine it is necessary, to issue additional shares of preferred stock, securities convertible into, exchangeable for, or that represent an interest in preferred stock, or preferred stock-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. Our board of directors is authorized to cause us to issue one or more classes or series of preferred stock from time to time without any action on the part of our shareholders, including issuing additional shares of our Series B Preferred Stock or additional underlying depositary shares. Our board of directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock or the Series B Preferred Stock with respect to dividends or upon our dissolution, liquidation or winding-up and other terms, any of which may negatively affect the value or market price of our common stock or our Series B Preferred Stock or the depository shares underlying those preferred shares.

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

At December 31, 2024, Pinnacle Financial had outstanding trust preferred securities and accompanying junior subordinated debentures totaling approximately $133.0 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by Pinnacle Financial, and the accompanying subordinated debentures are senior to shares of Pinnacle Financial’s common stock and preferred stock. As a result, Pinnacle Financial must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock or preferred stock and, in the event of Pinnacle Financial’s bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on Pinnacle Financial’s preferred stock, and thereafter its common stock. Pinnacle Financial has the right to defer distributions on its junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock or preferred stock.

Pinnacle Financial and Pinnacle Bank have in the past issued subordinated indebtedness the holders of which have rights that are senior to those of Pinnacle Financial’s shareholders.

From time to time, Pinnacle Financial and Pinnacle Bank have issued, and in connection with certain mergers, assumed, subordinated notes. At December 31, 2024, Pinnacle Financial had an aggregate of $300 million of subordinated notes outstanding, not including the subordinated debentures issued in connection with our trust preferred securities; Pinnacle Bank did not have any subordinated notes outstanding at December 31, 2024. Moreover, the notes we have issued rank senior to shares of Pinnacle Financial’s common and preferred stock, and Pinnacle Bank’s subordinated indebtedness, if any may be outstanding from time to time, is structurally senior to the rights of the holders of Pinnacle Financial’s common and preferred stock. In the event of any bankruptcy, dissolution or liquidation of Pinnacle Financial, these notes, along with Pinnacle Financial’s other indebtedness, would have to be repaid before Pinnacle Financial’s shareholders (starting with the holders of the Series B Preferred Stock) would be entitled to receive any of the assets of Pinnacle Financial.

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

Various ratings agencies regularly evaluate Pinnacle Financial and Pinnacle Bank, and their ratings of our company and certain of our debt and equity securities are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will not receive adverse changes in our published ratings in the future, which could adversely affect the cost and other terms upon which we are able to obtain funding, and the way in which we are perceived in the capital markets. Actual or anticipated changes, or downgrades in our published credit ratings, including any announcement that our ratings are under review for a downgrade, could affect the market value and liquidity of our securities, increase our borrowing costs and negatively impact our profitability. Additionally, a downgrade of the published credit rating of any particular security issued by us or our subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

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

Our current or future use of artificial intelligence or machine learning tools in our business operations could expose us to new or additional costs and risks, including the potential introduction of new vulnerabilities or cybersecurity risks within our information technology systems and the potential inadvertent or unauthorized release of confidentiality or personal information resulting from the use (whether or not authorized) of artificial intelligence or machine learning tools by our employees, contractors, agents, representatives or affiliates. In addition, the artificial intelligence tools we may incorporate into certain aspects of our operations may not generate the intended efficiencies and may impact our business results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Risk Management, Strategy and Governance

Pinnacle places a high priority and focus on securing the confidential information it receives and stores about its borrowers, depositors and other customers and employees. This priority and focus starts with Pinnacle's board of directors, or committees of the board of directors, which are ultimately responsible for establishing effective risk oversight, approving our risk appetite statement, understanding our key risks and seeking to establish the risk management strategy, processes and internal controls that are appropriate to manage risk, in each case inclusive of cybersecurity risk. Our risk appetite statement includes specific information technology risk tolerance thresholds and limits established with the approval of our board of directors, or designated committees thereof, and executive management. Key risk indicators are monitored by the Risk Committee of our board of directors (the “Risk Committee”), which receives quarterly reports from our Chief Risk Officer, Chief Solutions Officer/EVP of Bank Operations ("CSO"), Risk Management Committee and Operations and Automation ("O&A") Committee regarding management’s efforts to protect Pinnacle from cybersecurity threats and the general threat landscape facing companies with operational characteristics similar to ours. The CSO reports quarterly to Pinnacle's Risk Committee of the board of directors regarding our information security risk oversight processes as the board of directors, acting through the Risk Committee, seeks to ensure Pinnacle is operating within its stated risk appetite. Pinnacle's CSO has appointed a Chief Information Security Officer (the “CISO”). The CISO reports directly to Pinnacle's CSO and the responsibilities of this role are in conjunction with information security and other special projects concerning risk and operational issues identified. The CISO coordinates Pinnacle's information security risk assessment process, facilitates annual employee training, and prepares an annual report to Pinnacle's board of directors with a summary of the Information Security Strategic Plan for the coming year, top cybersecurity risks and crucial information security updates that could impact us. Pinnacle's CISO holds a Master's Degree in Information Security and Assurance and brings 28 years of experience in IT and Information Security. Prior to being appointed as the CISO, our CISO served as the Company's Deputy CISO which allows for longstanding knowledge of the environment and our clients to be maintained while working to keep our cybersecurity risks managed.

Pinnacle’s objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse its systems or information. A key part of Pinnacle’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of its processes and practices through auditing, security assessments, and other exercises focused on evaluating effectiveness of Pinnacle’s processes and programs. Pinnacle also deploys technical safeguards that are designed to protect its information systems from cybersecurity threats and incidents in a prompt and effective manner with the goal of minimizing disruptions to its business. Pinnacle has also developed and periodically updates incident response plans that provide a documented framework for responding to actual or potential cybersecurity incidents, including timely notification and escalation to the appropriate management committees and to the Risk Committee of the board and full board of directors as appropriate. These incident response plans are coordinated through the CSO and other key members of management, including the CEO.

The CISO, the CSO, our Chief Information Officer (CIO) and Chief Risk Officer collaborate in the development and implementation of the Information Technology Program. Together with our information technology staff, third-party vendors and other outside resources, information security standards and controls are implemented across all enterprise systems. The CISO and associates reporting to him monitor Pinnacle's information technology systems for threats and vulnerabilities, reporting regularly to the CIO. The CISO also recommends changes to those systems designed to protect the systems from attack and reduce cybersecurity risk.

Pinnacle’s board of directors delegates authority to the Risk Committee to assist the board in carrying out certain duties related to risk oversight, including with respect to information security risk. The Risk Committee provides primary board-level oversight of our enterprise-wide risk posture and the processes established to identify, measure, and monitor our risk level, including regarding information security risk. This oversight includes reviewing and approving our risk appetite statement, including with respect to information security risk and reviewing quarterly reporting from management on monitoring of performance of Pinnacle against its risk appetite.

Pinnacle’s Risk Management Committee, which is a management committee consisting of key employees of Pinnacle, including our Chief Risk Officer, Chief Executive Officer, Chief Financial Officer, CSO, Chief Credit Officer, Treasurer and Chief Compliance Officer as well as other nonvoting members including our Chief Audit Executive, oversees monitoring of the Information Technology program. Testing of the Information Technology program, including information security, is accomplished using a comprehensive program of on-going internal testing, utilizing third-party service providers to provide routine vulnerability scanning and penetration testing, and conducting targeted threat assessments with third-party consultants on an annual basis. Additionally, our Internal Audit function includes information technology, as well as information security, in its annual audit plan. In addition, in accordance with the Information Technology program, our O&A Committee assesses information security risks on a quarterly basis, or more often in response to changes in products or services that are offered, technological changes, changes in the threat landscape facing Pinnacle, including as a result of cybersecurity incidents affecting financial institutions or their third party vendors generally or any change that may materially affect our risk environment.

The O&A Committee, chaired by the CSO, is responsible for the oversight of the Information Security Advisory Team (ISAT) subcommittee, which monitors monthly operational cybersecurity reporting, threat intelligence, security project implementation, and maintenance of the information security policies and standards managed by the Company’s CISO. The monthly ISAT reports are provided to the Risk Committee quarterly and describe the overall status of the Information Security activities, including, but not limited to:

•Decisions about enterprise cybersecurity risks and mitigating controls;
•Results of testing, including regular external and internal penetration testing and vulnerability scans;
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

Information Security Training and Awareness

Information security awareness training is provided to all employees and bank business units at initial new hire orientation and no less often than annually thereafter and focuses on Pinnacle's overall Information Security Program, roles and responsibilities of employees during an incident and how to identify and report suspicious activity.

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

ITEM 2.  PROPERTIES

Currently, the Company's executive offices are located at 150 Third Ave South, Suite 900, Nashville, Tennessee but during the first quarter of 2025 the executive offices are expected to be relocated to 21 Platform Way South, Suite 2300, Nashville, Tennessee. At December 31, 2024, we conducted branch banking operations in 137 offices in nine states. These offices include both owned and leased facilities as follows:

State	Owned	Leased	Total
Tennessee	14	36	50
North Carolina	11	30	41
South Carolina	4	17	21
Virginia	3	8	11
Georgia	—	4	4
Alabama	—	4	4
Kentucky	—	2	2
Maryland	—	2	2
Florida	—	2	2
	32	105	137

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pinnacle Financial's common stock is traded on the Nasdaq Global Select Market under the symbol "PNFP" and has traded on that market since July 3, 2006. As of February 20, 2025, Pinnacle Financial had approximately 3,715 shareholders of record.

In connection with the settlement of income tax liabilities associated with the Company's equity compensation plans, Pinnacle Financial repurchased shares of its common stock during the quarter ended December 31, 2024 as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2024 to October 31, 2024	6,353	$103.85	—	125,000,000
November 1, 2024 to November 30, 2024	152	127.49	—	125,000,000
December 1, 2024 to December 31, 2024	12	113.75	—	125,000,000
Total	6,517	$104.34	—	125,000,000

(1) During the quarter ended December 31, 2024, 23,663 shares of restricted stock previously awarded to certain of our associates vested. We withheld 6,517 shares to satisfy tax withholding requirements associated with their vesting.

(2) On January 16, 2024, the board of directors authorized a share repurchase program for up to $125.0 million of Pinnacle Financial's outstanding common stock. The share repurchase program is set to expire on March 31, 2025 and the Board of Directors has authorized a $125.0 million share repurchase program that will commence upon expiration of the current program. This new program will expire on March 31, 2026. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase program does not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. Stock repurchases generally are affected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. Pinnacle Financial did not repurchase any shares under its share repurchase program during the year ended December 31, 2024.

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2024 and 2023 and our results of operations for each of the years in the three-year period ended December 31, 2024. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein, as well as the information included in Part I Item 1A "Risk Factors", and under the caption "Forward-Looking Statements".

Selected Financial Data

Set forth below is certain selected financial data related to the Company's operations for 2024, 2023 and 2022:

(dollars in thousands, except per share data)	2024	2023	2022
Total assets	$52,589,449	$47,959,883	$41,970,021
Loans, net of unearned income	35,485,776	32,676,091	29,041,605
Allowance for credit losses	414,494	353,055	300,665
Total securities	8,381,268	7,323,887	6,637,920
Goodwill, core deposit and other intangible assets	1,870,683	1,874,438	1,881,528
Deposits and securities sold under agreements to repurchase	43,073,236	38,749,299	35,156,148
Advances from FHLB	1,874,134	2,138,169	464,436
Subordinated debt and other borrowings	425,821	424,938	424,055
Shareholders' equity	6,431,881	6,035,788	5,519,392

Statement of Operations Data:
Interest income	$2,698,098	$2,353,368	$1,373,935
Interest expense	1,332,508	1,091,250	244,642
Net interest income	1,365,590	1,262,118	1,129,293
Provision for credit losses	120,589	93,596	67,925
Net interest income after provision for credit losses	1,245,001	1,168,522	1,061,368
Noninterest income	371,178	433,253	416,124
Noninterest expense	1,034,970	887,769	779,999
Income before income taxes	581,209	714,006	697,493
Income tax expense	106,153	151,854	136,751
Net income	475,056	562,152	560,742
Preferred stock dividends	(15,192)	(15,192)	(15,192)
Net income available to common shareholders	459,864	546,960	545,550

Per Share Data:
Earnings per share available to common shareholders – basic	$6.01	$7.20	$7.20
Weighted average common shares outstanding – basic	76,460,926	76,016,370	75,735,404
Earnings per share available to common shareholders – diluted	$5.96	$7.14	$7.17
Weighted average common shares outstanding – diluted	77,131,330	76,647,543	76,133,865
Common dividends per share	$0.88	$0.88	$0.88
Preferred dividends per share	$67.52	$67.52	$67.52
Book value per common share	$80.46	$75.80	$69.35
Common shares outstanding at end of period	77,242,307	76,766,674	76,454,020

(dollars in thousands, except per share data)	2024	2023	2022
Performance Ratios:
Return on average assets	0.93%	1.19%	1.37%
Return on average shareholders' equity	7.39%	9.44%	10.16%
Net interest margin	3.16%	3.18%	3.29%
Net interest spread	2.30%	2.29%	2.94%
Noninterest income to average assets	0.75%	0.94%	1.05%
Noninterest expense to average assets	2.09%	1.94%	1.96%
Efficiency ratio	59.59%	52.36%	50.47%
Average loan to average deposit ratio	84.64%	83.93%	80.35%
Avg. interest-earning assets to avg. interest-bearing liabilities	128.90%	133.62%	151.73%
Average equity to average total assets ratio	12.59%	12.64%	13.49%
Common stock dividend payout ratio	14.72%	12.26%	12.26%
Credit Quality Ratios:
Allowance for credit losses to nonaccrual loans	280.40%	429.05%	788.81%
Allowance for credit losses to total loans	1.17%	1.08%	1.04%
Nonperforming assets to total assets	0.28%	0.18%	0.11%
Nonperforming assets to total loans, other real estate and other nonperforming assets	0.42%	0.27%	0.16%
Nonaccrual loans to total loans	0.42%	0.25%	0.13%
Net loan charge-offs to average loans	0.23%	0.16%	0.10%

Capital Ratios(1):
Common equity Tier 1 capital	10.80%	10.29%	9.96%
Leverage	9.55%	9.40%	9.75%
Tier 1 capital	11.32%	10.83%	10.55%
Total capital	13.14%	12.72%	12.44%
(1)Capital ratios are for Pinnacle Financial Partners, Inc.

Overview

General. Our fully diluted net income per common share for the year ended December 31, 2024 was $5.96 compared to fully diluted net income per common share of $7.14 and $7.17 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2024, loans had increased by $2.8 billion to $35.5 billion from $32.7 billion at December 31, 2023.

Results of operations. Our net interest income increased to $1.4 billion for 2024 compared to $1.3 billion for 2023 and $1.1 billion for 2022. The increase in 2024 as compared to 2023 was largely the result of organic loan growth and yield expansion in our earning asset portfolio. Partially offsetting these increases in net interest income were continued increases in cost of funds compared to the prior year's comparable periods. The increase in 2023 as compared to 2022 was also largely the result of organic loan growth and yield expansion in our earning asset portfolio. Partially offsetting the increase was the continued rising cost of funds in 2023 as a result of the elevated short-term interest rate environment, increased on-balance sheet liquidity, the competitive pressures on deposits in our markets and increased reliance on brokered deposits and other sources of non-core funding.

Net interest income in 2024, 2023, and 2022 was affected by fluctuations in our net interest margin and our net interest spread. The net interest margin (the ratio of net interest income to average earning assets) for 2024 was 3.16% compared to 3.18% and 3.29% for 2023 and 2022, respectively, and for 2024 reflects the impact of the capital optimization initiatives and balance sheet restructuring completed in the second quarter of 2024 as well as increased average earning asset balances and the intentional focus of our relationship managers on obtaining appropriate pricing on new and renewing loans and keeping our deposit pricing contained as well as the stability of our noninterest bearing deposit balances during the year.

Our provision for credit losses was $120.6 million for 2024 compared to $93.6 million in 2023 and $67.9 million in 2022. The increase in provision expense in 2024 as compared to 2023 is primarily the result of specific reserves associated with a $38 million loan which was previously identified as a problem loan that was placed on nonaccrual in the fourth quarter of 2023 and growth in the overall loan portfolio. The increase in provision expense in 2023 as compared to 2022 was the result of growth in the loan portfolio and the then continuing uncertainty in the macroeconomic environment which impacted the projected macroeconomic factors used in our CECL modeling. Also impacting provision expense in all periods was an increase in net charge-offs which were $78.3 million during 2024 compared to $48.6 million in 2023 and $26.5 million in 2022. Negatively impacting net charge-offs in 2024 was the deterioration of a non-owner occupied commercial real estate loan which resulted in a charge-off of $9.3 million in the fourth quarter of 2024, a single commercial and industrial loan which resulted in a charge-off of $9.0 million in the third quarter of 2024 and in the second quarter of 2024 the continued deterioration of the value of the underlying collateral of an owner-occupied commercial real estate loan which resulted in a charge-off of $10.3 million. Charge-offs were also elevated in 2024 as a result of increased charge-offs in certain of our credit card portfolios.

Noninterest income for 2024 compared to 2023 decreased by $62.1 million, or 14.3%, to $371.2 million from $433.3 million. The decrease in noninterest income is due primarily to the intentional repositioning of a portion of our securities portfolio with the goal of meaningfully enhancing its future performance with the sale of approximately $898.9 million of available-for-sale securities at a net loss of $71.9 million. Also negatively impacting noninterest income during 2024 when compared to 2023 was a decline in income from our equity method investment in Bankers Healthcare Group, LLC (BHG) of $22.2 million, or 26.0%, and an $83.8 million, or 97.4%, decrease in gains on the sale of fixed assets, which were $86.0 million during 2023 primarily the result of the sale-leaseback transaction which was completed in the second quarter of 2023 pursuant to which we sold 49 branch locations and agreed to individually lease these locations back for an initial term of 14.5 years. These declines were offset in part during 2024 as compared to 2023 by the recognition of a mortgage servicing asset associated with our Freddie Mac Small Business Lending (SBL) platform of approximately $11.8 million during the first quarter of 2024, the value of which was reflected in other noninterest income. Also positively impacting noninterest income were wealth management revenues of $114.5 million for the year ended December 31, 2024 compared to $92.8 million for the year ended December 31, 2023 which was the result of an increase in the number of associates in our wealth management businesses and improved stock market performance.

Noninterest income for 2023 compared to 2022 increased by $17.1 million, or 4.1%, to $433.2 million from $416.1 million. The growth in noninterest income for 2023 compared to 2022 was in large part attributable to $85.7 million in gains on the sale of fixed assets in 2023, attributable to the sale leaseback transaction noted above. Noninterest income was also positively impacted by wealth management revenues of $92.8 million for the year ended December 31, 2023 compared to $82.1 million for the same period in the prior year. These increases were in part offset by a decrease in income from our equity method investment in BHG of $60.1 million, or 41.3%, to $85.4 million for the year ended December 31, 2023. Additionally, losses on the sale of investment securities negatively impacted noninterest income by $19.7 million during the year ended December 31, 2023 compared to the same prior year period.

Noninterest expense for 2024 compared to 2023 increased $147.2 million, or 16.6%, to $1.0 billion from $887.8 million. Impacting noninterest expense for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was an increase of $89.2 million, in salaries and employee benefits. The increase in salaries and employee benefits was primarily the result of an increase in our associate base to 3,565.5 full-time equivalent associates at December 31, 2024 from 3,357.0 at December 31, 2023, as well as annual merit increases effective in January 2024 and increases in cash and equity incentive expenses due to our achievement of a payout percentage under our annual cash incentive plan in 2024 that is higher than what we paid out under our 2023 annual cash incentive plan. Noninterest expense categories, other than salaries and employee benefits, were $413.9 million during 2024 compared to $355.9 million during 2023, an increase of 16.3%, which was primarily the result of increases in equipment and occupancy costs and lending-related expenses, partially offset by a decrease in deposit-related expenses. Equipment and occupancy costs were $166.0 million during 2024 compared to $139.0 million during 2023 and were negatively impacted by the overall growth in our infrastructure, additional locations added, new technology implemented and higher levels of lease expense as a result of the execution of the sale-leaseback transaction in the second quarter of 2023. Lending-related expenses were $60.6 million during 2024 compared to $50.1 million during 2023 and were negatively impacted by the loss protection fees of $3.8 million associated with the execution of a credit default swap during the second quarter of 2024. Deposit-related expenses were $68.9 million during 2024 compared to $78.8 million during 2023. Impacting deposit-related expense during the year ended December 31, 2024 was an overall net decline of $15.5 million in FDIC assessments including a $22.3 million decrease related to FDIC special assessment expense which was originally estimated in the fourth quarter of 2023 and was revised in 2024, partially offset by a $6.8 million increase in regular FDIC assessments during 2024. The additional change in deposit-related expense is reflective of overall deposit growth. Additionally impacting 2024 were approximately $27.6 million in fees paid during the second quarter of 2024 to terminate an agreement to resell $500.0 million of securities we had previously purchased.

Noninterest expense for 2023 compared to 2022 increased by $107.8 million, or 13.8%, to $887.8 million from $780.0 million. Impacting noninterest expense for the year ended December 31, 2023 as compared to 2022 was a $21.7 million, or 4.2%, increase in salaries and employee benefits, a $29.3 million, or 26.7%, increase in equipment and occupancy expenses and a $29.0 million special assessment by the FDIC which was assessed in the fourth quarter of 2023 as a result of the bank failures which occurred in the first half of 2023. The change in salaries and employee benefits was primarily the result of an increase in our associate base to 3,357.0 full-time equivalent associates at December 31, 2023 from 3,241.5 at December 31, 2022 as well as annual merit increases awarded in the first quarter of 2023. Equipment and occupancy expenses increased during the year ended December 31, 2023 as compared to 2022 as a result of the sale leaseback transaction which was completed during the second quarter of 2023. Offsetting a portion of these increases for 2023 compared to 2022 were cash and equity incentive expense, of $86.9 million, which were $30.1 million, or 25.8%, lower in 2023 than in 2022.

During the three years ended December 31, 2024, 2023 and 2022, we recorded income tax expense of $106.2 million, $151.9 million and $136.8 million, respectively. Our effective tax rate for the years ended December 31, 2024, 2023 and 2022, was 18.3%, 21.3% and 19.6%, respectively.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 59.6%, 52.4%, and 50.5%, for the three years ended December 31, 2024, 2023 and 2022, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the year ended December 31, 2024 compared to the same period in 2023 and in 2023 as compared to 2022 were both positively and negatively impacted by the changes to noninterest expense, net interest income and noninterest income discussed above, with increases to noninterest expense outpacing the growth in income during 2024 and 2023.

Net income for 2024 was $475.1 million compared to $562.2 million in 2023 and $560.7 million in 2022. Net income available to common shareholders for 2024 was $459.9 million compared to $547.0 million in 2023 and $545.6 million in 2022. The presentation of net income available to common shareholders (rather than net income available to shareholders) was required following the issuance of 9.0 million depositary shares, each representing a 1/40th interest in a share of our 6.75% fixed rate non-cumulative, perpetual preferred stock, Series B (Series B Preferred Stock) in the second quarter of 2020. Fully-diluted net income per common share was $5.96 for 2024 compared to $7.14 for 2023 and $7.17 for 2022. Net income in 2024 was impacted positively by organic growth and yield expansion in our earning asset portfolio and negatively impacted by higher costs of funds, losses on the sale of available-for-sale securities and increases in salaries and employee benefits, equipment and occupancy costs and a decrease in income from our equity method investment in BHG as noted above. Net income in 2023 was impacted positively by organic growth and yield expansion in our earning asset portfolio as well as gains on the sale of fixed assets as a result of the sale leaseback transaction completed in the second quarter of 2023, and negatively impacted by higher costs of funds and increases in salaries and employee benefits, equipment and occupancy costs, a decrease in income from our equity method investment in BHG and the FDIC special assessment as noted above.

Financial Condition. Our loan balances increased by $2.8 billion, or 8.6%, to $35.5 billion during 2024 as compared to 2023. The increase is primarily the result of loans made to borrowers that principally operate or are located in the markets in which we have recently entered or expanded our presence, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company. Loan growth was also positively impacted during the year ended December 31, 2024 by the continued growth of certain specialty lending groups, including franchise lending and equipment lease financing.

At December 31, 2024, our allowance for credit losses on loans was $414.5 million, or 1.17% of total loans, compared to $353.1 million, or 1.08% of total loans, at December 31, 2023. The increase in the allowance for credit losses on loans during 2024 was primarily the result of specific reserves associated with a $38 million loan which was previously identified as a problem loan that was placed on nonaccrual in the fourth quarter of 2023, an overall increase in the allowance for credit losses on loans due to growth in the portfolio year-over-year and net charge-offs of $78.3 million during 2024 compared to $48.6 million during 2023. Additionally, impacting the allowance in 2024 but with no impact to our provision expense was the allocation of approximately $14.1 million in specific reserves on $24.0 million in purchase credit deteriorated Small Business Administration (SBA) loans purchased from BHG during the fourth quarter of 2024.

Total deposits increased from $38.5 billion at December 31, 2023 to $42.8 billion at December 31, 2024, an increase of $4.3 billion, or 11.2%. Interest-bearing deposit growth during the year ended December 31, 2024 increased approximately $2.8 billion, or 24.3%, from December 31, 2023, as a result of our continued intentional focus on gathering and retaining core deposits and a shift by our customers into interest-bearing deposits to take advantage of continued elevated rates. Within our deposits, the ratio of core funding to total deposits increased from 81.7% at December 31, 2023 to 83.9% at December 31, 2024. This change is largely due to the success of our deposit gathering initiatives.

We believe we have hired experienced relationship managers that have significant client portfolios and longstanding reputations within the communities we serve. As such, we believe they will attract more relationship managers to our firm as well as loans and deposits from new and existing small-and middle-market clients particularly if the economies in our principal markets continue to expand.

Capital and Liquidity. At December 31, 2024 and 2023, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. From time to time, we may be required to support the capital needs of our bank subsidiary. At December 31, 2024, we had approximately $235.0 million of cash at the holding company which could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

On January 17, 2023, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program remained in effect through March 31, 2024. On January 16, 2024, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the share repurchase program that expired on March 31, 2024. This authorization is to remain in effect through March 31, 2025. We did not repurchase any shares under either share repurchase program during the years ended December 31, 2023 or 2024, respectively. On January 21, 2025, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock to commence upon expiration of our existing share repurchase program that is set to expire on March 31, 2025. This authorization is to remain in effect through March 31, 2026.
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

Allowance for Credit Losses - Loans - The allowance for credit losses on loans is estimated under the CECL methodology set forth in FASB ASC 326. The allowance for credit losses on loans reflects management’s estimate of the the amount of credit losses expected to be recognized over the remaining life of the loans in our portfolio. This evaluation requires significant management judgment and is based upon relevant available information related to historical default and loss experience, current and projected economic conditions, and other portfolio-specific and environmental risk factors. Losses are predicted over a reasonable and supportable forecast period, and at the end of the reasonable and supportable period losses revert to long term historical averages. The allowance for credit losses on loans is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. There are factors beyond our control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses on loans and thus the resulting provision for credit losses. The allowance is adjusted through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off. See “Allowance for Credit Losses on Loans” elsewhere within this section as well as Note 1. Summary of Significant Accounting Policies and Note 5. Loans and Allowance for Credit Losses in the notes to consolidated financial statements included in Item 8. Financial Statements of this Annual Report on Form 10-K for additional information related to the allowance for credit losses on loans.

Impairment of Goodwill - Goodwill is evaluated for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired as described in ASC 350. Currently, our annual assessment date is September 30. Accordingly, we performed a qualitative assessment by examining changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in the share price of our common stock. While we believe that the assumptions utilized in our testing are appropriate, they may not reflect actual outcomes that could occur. Specific factors that could negatively impact the assumptions used include significant fluctuations in our asset/liability balances or the composition of our balance sheet; a change in the overall valuation of the stock market, specifically bank stocks; performance of Southeast U.S. banks; and our performance relative to peers. Changes in these assumptions, or any other key assumptions, could have a material impact on our qualitative assessment, resulting in the decision to perform additional procedures to identify and determine the amount of goodwill impairment, if any. Should it be determined in a future period that goodwill has become impaired, then a charge to earnings would be recorded in the period such determination is made. See Note 1. Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements of this Annual Report on Form 10-K for additional information related to goodwill.

Results of Operations

The following is a summary of certain financial information as of or for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands, except per share data):

	Years ended December 31,		2024- 2023 Percent Increase (Decrease)	Year ended December 31,	2023 - 2022 Percent Increase (Decrease)
	2024	2023		2022
Income Statement:
Interest income	$2,698,098	$2,353,368	14.7%	$1,373,935	71.3%
Interest expense	1,332,508	1,091,250	22.1%	244,642	>100%
Net interest income	1,365,590	1,262,118	8.2%	1,129,293	11.8%
Provision for credit losses	120,589	93,596	28.8%	67,925	37.8%
Net interest income after provision for credit losses	1,245,001	1,168,522	6.5%	1,061,368	10.1%
Noninterest income	371,178	433,253	(14.3)%	416,124	4.1%
Noninterest expense	1,034,970	887,769	16.6%	779,999	13.8%
Net income before income taxes	581,209	714,006	(18.6)%	697,493	2.4%
Income tax expense	106,153	151,854	(30.1)%	136,751	11.0%
Net income	475,056	562,152	(15.5)%	560,742	0.3%
Preferred stock dividends	(15,192)	(15,192)	—%	(15,192)	—%
Net income available to common shareholders	$459,864	$546,960	(15.9)%	$545,550	0.3%
Per Share Data:
Basic net income per common share	$6.01	$7.20	(16.5)%	$7.20	—%
Diluted net income per common share	$5.96	$7.14	(16.5)%	$7.17	(0.4)%
Performance Ratios:
Return on average assets (1)	0.93%	1.19%	(21.9)%	1.37%	(13.1)%
Return on average shareholders' equity (2)	7.39%	9.44%	(21.7)%	10.16%	(7.1)%
Return on average common shareholders' equity (3)	7.66%	9.81%	(21.9)%	10.58%	(7.3)%
Balance Sheet:
Loans, net of allowance for credit losses	$35,071,282	$32,323,036	8.5%	$28,740,940	12.5%
Deposits	$42,842,992	$38,539,810	11.2%	$34,961,238	10.2%
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

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our revenues. For the year ended December 31, 2024, we recorded net interest income of approximately $1.4 billion, which resulted in a net interest margin of 3.16%. For the year ended December 31, 2023, we recorded net interest income of approximately $1.3 billion, which resulted in a net interest margin of 3.18%. For the year ended December 31, 2022, we recorded net interest income of approximately $1.1 billion, which resulted in a net interest margin of 3.29%. The increase in net interest income in 2024 as compared to 2023 was largely the result of organic loan growth and yield expansion in our earning asset portfolio, partially offset by continued increases in cost of funds compared to 2023 due to the continued elevated short-term interest rate environment and the competitive rate environment for deposits in our markets. The increase in net interest income in 2023 as compared to 2022 was largely the result of organic loan growth and yield expansion in our earning asset portfolio offset, in part, by rising costs of funds in 2023.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions, through changes to the federal funds rate. Our loan portfolio is affected by changes in the prime interest rate. During 2024, the prime rate decreased 100 basis points to 7.5% at December 31, 2024 while during 2023, the prime rate increased 100 basis points to 8.50% at December 31, 2023. Our loan portfolio is also impacted by changes in SOFR. At December 31, 2024, the one-month and three-month U.S. dollar SOFR rates were 4.33% and 4.31%, respectively. At December 31, 2023, the one-month and three-month U.S. dollar SOFR rates were 5.34% and 5.36%, respectively.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2024 (in thousands):

	2024			2023			2022
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1) (2)	$33,908,775	$2,221,063	6.64%	$31,112,968	$1,950,365	6.36%	$26,182,102	$1,182,492	4.62%
Securities:
Taxable	4,487,037	220,666	4.92%	3,562,527	140,308	3.94%	3,405,346	67,063	1.97%
Tax-exempt (2)	3,284,099	97,779	3.55%	3,252,030	97,625	3.58%	3,013,505	81,522	3.26%
Interest-bearing due from banks	2,533,184	132,199	5.22%	2,611,506	140,036	5.36%	1,815,251	23,206	1.28%
Securities purchased under agreements to resell	285,356	10,669	3.74%	508,190	13,176	2.59%	1,010,443	14,106	1.40%
Federal funds sold	—	—	—%	—	—	—%	—	—	—%
Other	254,731	15,722	6.17%	227,147	11,858	5.22%	181,824	5,546	3.05%
Total interest-earning assets	44,753,182	2,698,098	6.14%	41,274,368	2,353,368	5.82%	35,608,471	1,373,935	3.98%
Nonearning assets:
Intangible assets	1,871,723			1,878,204			1,877,870
Other nonearning assets	2,821,948			2,696,900			2,324,564
Total assets	$49,446,853			$45,849,472			$39,810,905
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	12,309,946	465,862	3.78%	9,565,965	333,631	3.49%	6,737,026	63,549	0.94%
Savings and money market	14,928,631	530,100	3.55%	14,162,523	473,327	3.34%	12,695,974	112,218	0.88%
Time deposits	4,720,595	207,493	4.40%	4,606,756	176,160	3.82%	2,478,629	28,352	1.14%
Total interest-bearing deposits	31,959,172	1,203,455	3.77%	28,335,244	983,118	3.47%	21,911,629	204,119	0.93%
Securities sold under agreements to repurchase	219,451	5,392	2.46%	192,132	3,744	1.95%	203,082	794	0.39%
Federal Home Loan Bank advances	2,113,947	96,602	4.57%	1,935,204	80,958	4.18%	923,964	20,848	2.26%
Subordinated debt and other borrowings	427,604	27,059	6.33%	426,784	23,430	5.49%	429,169	18,881	4.40%
Total interest-bearing liabilities	34,720,174	1,332,508	3.84%	30,889,364	1,091,250	3.53%	23,467,844	244,642	1.04%
Noninterest-bearing deposits	8,103,652	—	—%	8,736,843	—	—%	10,674,249	—	—%
Total deposits and interest- bearing liabilities	42,823,826	1,332,508	3.11%	39,626,207	1,091,250	2.75%	34,142,093	244,642	0.72%
Other liabilities	399,183			428,348			297,409
Total liabilities	43,223,009			40,054,555			34,439,502
Shareholders' equity	6,223,844			5,794,917			5,371,403
Total liabilities and shareholders' equity	$49,446,853			$45,849,472			$39,810,905
Net interest income		$1,365,590			$1,262,118			$1,129,293
Net interest spread (3)			2.30%			2.29%			2.94%
Net interest margin (4)			3.16%			3.18%			3.29%
(1)Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in average loan balances.
(2)Yields computed on tax-exempt instruments on a tax equivalent basis and include $47.7 million, $48.5 million and $43.0 million of taxable equivalent income for the years ended December 31, 2024, 2023 and 2022, respectively. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3)Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2024 would have been 3.02% compared to a net interest spread for the years ended December 31, 2023 and 2022 of 3.07% and 3.26%, respectively.
(4)Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

For the year ended December 31, 2024, our net interest spread was 2.30%, while the net interest margin was 3.16% compared to a net interest spread of 2.29% for the year ended December 31, 2023 and 2.94% for the year ended December 31, 2022, and a net interest margin of 3.18% and 3.29%, respectively. The compression in our net interest margin during 2024 when compared to 2023 reflects the rise in cost of funds due to the continued elevated short-term interest rate environment and the competitive rate environments for deposits in our markets. The prior inversion of the yield curve, where short term interest rates rise above intermediate and long-term rates and which began easing in the third quarter of 2024 and reversed in September 2024, has also resulted in asset yields increasing at a slower pace than the cost of funds during 2024 relative to 2023. During the year ended December 31, 2024, our earning asset yield increased by 32 basis points and 216 basis points from the years ended December 31, 2023 and 2022, respectively, while total funding rates increased by 36 basis points and 239 basis point compared to the years ended December 31, 2023 and 2022, respectively. Our net interest margin for the year ended December 31, 2023 reflected the elevated short-term interest rate environment as well as the competitive rate environments for loans and deposits in our markets and the impact of the increased on-balance sheet liquidity we intentionally acquired in the first half of 2023 as a response to the then current macroeconomic environment and the failures of multiple high-profile financial institutions.

We seek to fund increased loan volumes by growing our core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, will utilize wholesale funding to fund shortfalls, if any, or provide additional liquidity. To the extent that our dependence on wholesale funding sources increases, as was the case in 2023, our net interest margin would likely be negatively impacted as we may not be able to reduce the rates we pay on these deposits as quickly as we can on core deposits as rates decline.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. During 2024, the Federal Reserve lowered short-term interest rates by 100 basis points. Our ‘most likely’ forecast for short-term rates through 2025 at the time of our most recent ALCO meeting was mostly consistent with the federal funds futures market’s expectations for rate movements at that time but there is uncertainty in the interest rate futures markets. Thus far in 2025, the Federal Reserve has not reduced short-term interest rates.

Rate and Volume Analysis. Net interest income increased by $103.5 million between the years ended December 31, 2024 and 2023 and by $132.8 million between the years ended December 31, 2023 and 2022. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2024 Compared to 2023 Increase (decrease) due to			2023 Compared to 2022 Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$90,031	$180,667	$270,698	$500,278	$267,595	$767,873
Securities:
Taxable	39,691	40,667	80,358	68,649	4,596	73,245
Tax-exempt	(985)	1,139	154	9,011	7,092	16,103
Interest-bearing due from banks	(3,647)	(4,190)	(7,837)	92,988	23,842	116,830
Securities purchased under agreements to resell	3,337	(5,844)	(2,507)	11,094	(12,024)	(930)
Other	2,296	1,568	3,864	4,480	1,832	6,312
Total interest-earning assets	130,723	214,007	344,730	686,500	292,933	979,433

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	32,252	99,979	132,231	213,128	56,954	270,082
Savings and money market	30,472	26,301	56,773	331,200	29,909	361,109
Time deposits	26,852	4,481	31,333	101,827	45,981	147,808
Total deposits	89,576	130,761	220,337	646,155	132,844	778,999
Securities sold under agreements to repurchase	1,051	597	1,648	3,083	(133)	2,950
Federal Home Loan Bank advances	7,866	7,778	15,644	29,389	30,721	60,110
Subordinated debt and other borrowings	3,584	45	3,629	4,666	(117)	4,549
Total interest-bearing liabilities	102,077	139,181	241,258	683,293	163,315	846,608
Net interest income	$28,646	$74,826	$103,472	$3,207	$129,618	$132,825

Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume.

Provision for Credit Losses. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. The provision for credit losses amounted to $120.6 million, $93.6 million and $67.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Provision expense is impacted by organic loan growth in our loan portfolio, our internal assessment of the credit quality of the loan portfolio, recent historical and projected future economic conditions and net charge-offs. The increase in provision expense during 2024 as compared to 2023 is primarily the result of specific reserves associated with a $38 million loan which was previously identified as a problem loan that was placed on nonaccrual in the fourth quarter of 2023 and a $29.7 million increase in net charge-offs in 2024 when compared to 2023, as well as continued loan growth. The increase in 2023 as compared to 2022 was due to growth in the loan portfolio and the uncertain and challenging economic environment which negatively impacts the projected macroeconomic factors used in our CECL modeling. Also contributing to the provision expense in 2023 when compared to 2022 was an increase in net charge-offs, which totaled $48.6 million and $26.5 million, respectively.

Our allowance for credit losses on loans reflects an amount deemed appropriate to adequately cover all expected future losses in the loan portfolio as of the date the allowance is determined based on our allowance for credit losses assessment methodology. At December 31, 2024, our allowance for credit losses on loans as a percentage of total loans was 1.17%, an increase from 1.08% at December 31, 2023. The increase in the allowance for credit losses on loans during 2024 was primarily the result of specific reserves associated with a $38 million loan which was previously identified as a problem loan that was placed on nonaccrual in the fourth quarter of 2023, an overall increase in the allowance for credit losses on loans due to growth in the portfolio year-over-year and net charge-offs of $78.3 million during 2024 compared to $48.6 million during 2023. Additionally, impacting the allowance but with no impact to provision expense was the allocation of approximately $14.1 million in specific reserves on $24.0 million in purchase credit deteriorated SBA loans purchased from BHG during the fourth quarter of 2024 to facilitate BHG's exit from the SBA lending program.

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

The following is our noninterest income for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years ended December 31,		2024 - 2023 Percent Increase (Decrease)	Year ended December 31,	2023 - 2022 Percent Increase (Decrease)
	2024	2023		2022
Noninterest income:
Service charges on deposit accounts	$59,394	$49,223	20.7%	$44,675	10.2%
Investment services	67,572	52,432	28.9%	46,441	12.9%
Insurance sales commissions	13,753	13,670	0.6%	12,186	12.2%
Gains on mortgage loans sold, net	11,136	6,511	71.0%	7,268	(10.4)%
Investment gains (losses) on sales, net	(71,854)	(19,674)	(>100%)	156	(>100%)
Trust fees	33,219	26,683	24.5%	23,511	13.5%
Income from equity method investment	63,172	85,402	(26.0)%	145,466	(41.3)%
Gain on sale of fixed assets	2,258	86,048	(97.4)%	457	>100%
Other noninterest income:
Interchange and other consumer fees	77,893	69,709	11.7%	68,022	2.5%
Bank-owned life insurance	39,700	15,797	>100.0%	21,033	(24.9)%
Loan swap fees	7,750	7,851	(1.3)%	5,812	35.1%
SBA loan sales	5,745	3,983	44.2%	7,036	(43.4)%
Income from other equity investments	17,112	8,732	96.0%	10,605	(17.7)%
Other noninterest income	44,328	26,886	64.9%	23,456	14.6%
Total other noninterest income	192,528	132,958	44.8%	135,964	(2.2)%
Total noninterest income	$371,178	$433,253	(14.3)%	$416,124	4.1%

Our fee categories of wealth management and service charges on deposit accounts, including interchange and other consumer fees, reflect strong revenue growth. The increase in service charges on deposit accounts in 2024 compared to 2023 and 2023 compared to 2022 is primarily attributable to revenues from commercial deposit accounts, including analysis fee revenue, as well as increased consumer check card fees reflective of growth in our deposit accounts and the economic strength of our markets.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. Commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, and fees from our wealth advisory group, PNFP Capital Markets, Inc., were $67.6 million for the year ended December 31, 2024, compared to $52.4 million during 2023 and $46.4 million during 2022, reflecting increases in brokerage assets. At December 31, 2024, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $13.1 billion in brokerage assets compared to $9.8 billion and $8.0 billion at December 31, 2023 and 2022, respectively. Revenues from the sale of insurance products by our insurance agency subsidiaries were approximately $13.8 million during 2024 compared to $13.7 million and $12.2 million during

2023 and 2022, respectively. Additionally, at December 31, 2024, our trust department was receiving fees on approximately $7.1 billion and $3.7 billion of managed and custodied assets, respectively, compared to approximately $5.5 billion and $2.4 billion at December 31, 2023 and $4.6 billion and $2.0 billion at December 31, 2022. We believe the improvement in the results of our wealth management businesses in 2024 compared to 2023 and 2023 compared to 2022 is primarily the result of an increase in the number of wealth management advisors, a significant percentage of whom are located in our newer markets and the strong performance of the broader market in 2024 and 2023.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising and elevated interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from period to period as the rate environment changes. Gains on mortgage loans sold, net, were $11.1 million, $6.5 million and $7.3 million, respectively, for the years ended December 31, 2024, 2023 and 2022. Similar to wealth management, the increase in 2024 compared to 2023 in mortgage fee income was primarily attributable to an increase in the number of mortgage bankers, a significant percentage of whom are located in our newer markets. The decrease in 2023 compared to 2022 was the direct result of the increased rate environment negatively impacting both refinancing and new purchase originations. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program whereby the hedge protects against changes in the fair value of the pipeline. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. The change in the fair value of the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At December 31, 2024, the mortgage pipeline included $56.3 million in loans expected to close in 2025 compared to $50.7 million in loans at December 31, 2023 expected to close in 2024.

Investment gains and losses on sales, net, represent the net gains and losses on sales of investment securities in our available-for-sale securities portfolio during the periods noted. For the year ended December 31, 2024, investment gains (losses) on sales, net, represent a $71.9 million net pre-tax loss we recognized upon the sale of $898.9 million of investment securities compared to a $19.7 million net pre-tax loss we recognized upon the sale of $312.6 million of investment securities in 2023, compared to a $156,000 net pre-tax gain we recognized upon the sale of $29.5 million of investment securities in 2022. During 2024 and 2023, we restructured a portion of our investment securities portfolio in an effort to enhance future earnings potential. For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, we assess whether or not we intend to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because we currently do not intend to sell those available-for-sale securities that have an unrealized loss at December 31, 2024, and it is not more-likely-than-not that we will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, we have determined that no write-down is necessary.

Gains on the sale of fixed assets were $2.3 million, $86.0 million and $457,000, respectively, for the years ended December 31, 2024, 2023 and 2022, respectively. The decrease in gains on the sale of fixed assets in 2024 as compared to 2023 and increase in 2023 as compared to 2022 was primarily the result of the sale-leaseback transaction which was completed in the second quarter of 2023 and included the sale of 49 properties for which Pinnacle Bank has separately leased each of those properties for an initial term of 14.5 years, with two five (5) year renewal options that may be exercised to extend the term of any of the leases. The pre-tax, net gain recorded associated with the sale of these 49 properties was $85.7 million, after deducting transaction-related expenses.

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

Income from this equity-method investment was $63.2 million for the year ended December 31, 2024 compared to $85.4 million and $145.5 million for the years ended December 31, 2023 and 2022, respectively. As more fully described below, the decrease in income from BHG in 2024 as compared to 2023 and 2023 as compared to 2022 is largely the result of an increase in the liability for estimated future inherent losses for the outstanding core portfolio of loans sold to banks through BHG's auction platform that may be subject to future substitution due to payment default or prepayment. In 2019, BHG began retaining more loans on its balance sheet. For much of its history, BHG has sold the majority of the loans it originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. BHG’s decision to sell loans through its auction platform (or, recently, directly to institutional investors) or retain loans on its balance sheet will be impacted by a variety of factors, including interest rates as well as demand levels from the community bank network of buyers and institutional buyers to whom BHG markets these loans. In a rising or elevated rate environment, it may choose to sell more loans through its auction platform if the cost of financing loans on its balance sheet is not as attractive as a sale, either directly to asset managers or through its auction platform, while in a falling or lower rate environment it may choose to retain more loans on its balance sheet if funding alternatives for doing so are attractive. During the years ended December 31, 2024 and 2023, BHG sold loans totaling approximately $806 million and $950 million, respectively, directly to asset managers. Since 2020, BHG has completed nine securitizations totaling $2.9 billion, with the latest securitization of approximately $300 million having been completed in the first quarter of 2024. BHG also entered into funding facilities in the fourth quarter of 2022, first quarter of 2023 and third quarter of 2024 including facilities with U.S. asset managers with outstanding balances of $455 million and $506 million at December 31, 2024 and December 31, 2023, respectively, and an annualized interest rate at December 31, 2024 of approximately 7.65%. These facilities, which are secured by loans on BHG's balance sheet, represent incremental funding sources to BHG. We anticipate that BHG will complete additional securitizations in the future or otherwise establish other borrowing facilities to facilitate the retention of additional loans on BHG's balance sheet. Additionally, during 2023, BHG recorded several expenses related to the write down of a building that BHG anticipates selling as well as certain software assets and other items that were related to business lines that BHG has elected to exit. These charges amounted to approximately $11.7 million during 2023.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets of $237,000, $349,000 and $512,000 for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, there were $5.7 million of these intangible assets that are expected to be amortized in lesser amounts over the next 11 years. Also included in income from equity-method investment is accretion income associated with the fair value of certain of BHG's liabilities of $139,000, $225,000 and $718,000 for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, there were $100,000 of these liabilities that are expected to be accreted into income in lesser amounts over the next two years.

During the year ended December 31, 2024, Pinnacle Bank received dividends from BHG of $71.7 million, compared to $36.7 million during the year ended December 31, 2023 and $63.1 million received by Pinnacle Bank and Pinnacle Financial in the aggregate during the year ended December 31, 2022, respectively. Dividends from BHG during such periods reduced the carrying amount of our investment in BHG, while earnings from BHG during such periods increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. BHG partners with third party lenders, including Pinnacle Bank, to facilitate loan originations as part of BHG’s alternative financing portfolio, whereby BHG acts as the marketing firm and refers loans to the third party lenders for funding. The third party lenders receive a fee for each loan funded and subsequently sold to BHG. These loans are ultimately sold through BHG's network of clients, which includes Pinnacle Bank, or retained on BHG's balance sheet. During the years ended December 31, 2024, 2023 and 2022, respectively, BHG purchased $1.8 billion, $1.4 billion and $1.0 billion, respectively, of loans originated by Pinnacle Bank as part of this program. Pinnacle Bank also purchases loans from BHG at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. During the years ended December 31, 2024 and 2023, Pinnacle Bank purchased no joint venture loans from BHG. During the year ended December 31, 2022, Pinnacle Bank purchased $125.6 million of joint venture loans from BHG. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.50% and 6.00% per annum. At December 31, 2024 and 2023, there were $161.7 million and $263.0 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. In addition, during the year ended December 31, 2024, Pinnacle Bank purchased $24.0 million in SBA loans from BHG for $10.0 million to facilitate BHG's exit from the SBA lending program. Pinnacle Bank assigned $14.1 million in reserves for these loans in its allowance for credit losses at the time of purchase as these loans were considered purchased credit deteriorated loans.

As our ownership interest in BHG is 49% and our representatives do not occupy a majority of the seats on BHG's board of managers, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity-method investment in noninterest income. For the year ended December 31, 2024, BHG reported $931.9 million in gross revenues, net of substitution and prepayment losses of $403.4 million, compared to $1.2 billion and $1.1 billion in gross revenues, respectively, for the years ended December 31, 2023 and 2022, net of substitution and prepayment losses of $251.5 million and $204.4 million, respectively. Earnings from BHG are likely to fluctuate from period-to-period. Approximately $345.4 million, or 37.1%, of BHG's revenues for the year ended December 31, 2024 related to gains on the sale of commercial and consumer loans compared to $540.3 million, or 46.0%, for the year ended December 31, 2023 and $640.7 million, or 57.7%, for the year ended December 31, 2022. These loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan, although the purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. During the years ended 2024, 2023 and 2022, BHG sold loans to its network of community banks and other financial institutions totaling $3.3 billion, $4.0 billion and $3.9 billion, respectively. At December 31, 2024 and 2023, there were $7.5 billion and $6.6 billion, respectively, of these loans previously sold by BHG that were being actively serviced by the purchasing banks. BHG, at its sole option, may also provide purchasers of these loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments or the borrower prepays the loan. As a result, BHG maintained a liability as of December 31, 2024 and 2023 of $530.5 million and $356.6 million, respectively, that represents an estimate of the future losses for the outstanding previously sold loan portfolio that may be subject to future substitution due to payment default or prepayment. This liability represents 7.1% and 5.4%, respectively, of loans previously sold by BHG that remain outstanding as of December 31, 2024 and 2023, respectively. The change in this liability for the year ended December 31, 2024 compared to the year ended December 31, 2023 was principally the result of an increase in the amount of loans sold by BHG to financial institutions that remain outstanding, BHG's historical loss experience with these loans and changes in BHG management's estimate of future substitution losses due to economic uncertainty.

In addition to these loans that BHG sells into its auction market, at December 31, 2024, BHG reported balance sheet loans totaling $3.1 billion compared to $3.7 billion as of December 31, 2023. The decrease in BHG's loans held on the balance sheet at December 31, 2024 compared to December 31, 2023 is primarily due to strong demand from purchasers in its community bank network of buyers which has led BHG to prioritize loan sales over retaining the loans. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At December 31, 2024 and 2023, BHG had $2.1 billion and $2.8 billion, respectively, of secured borrowings associated with loans held for investment. At December 31, 2024 and 2023, BHG reported an allowance for credit losses totaling $240.3 million and $302.6 million, respectively, with respect to the loans on its balance sheet. The decrease in allowance for credit losses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was principally the result of prioritizing loan sales over retaining loans. BHG adopted CECL on October 1, 2023. Upon adoption of CECL, BHG's balance for the allowance for credit losses increased by $95.2 million through retained earnings. Pinnacle Bank recorded its proportionate share of the impact of BHG's CECL adoption by recording a $35.0 million entry to reduce retained earnings, net of deferred taxes, with corresponding entries to the equity method investment in BHG and deferred taxes. Prior to October 1, 2023, BHG recorded its allowance for loan losses under the incurred loss method. Interest income and fees associated with these on-balance sheet loans amounted to $521.2 million, $576.0 million and $431.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Pinnacle Bank has a participating interest in a $675.0 million revolving line of credit for the benefit of BHG in the amount of $150.0 million. At December 31, 2024, there was $82.8 million in outstanding balance on the line related to Pinnacle Bank's interest in the line. The line accrues interest at SOFR plus 200 basis points and is secured by all assets of BHG. The credit agreement contains covenants requiring BHG to maintain certain financial ratios and satisfy certain other affirmative and negative covenants. At December 31, 2024, neither BHG nor the originating bank had represented to Pinnacle Bank that BHG was not in compliance, in all material respects, with these covenants. During the year ended December 31, 2024, BHG entered into a new revolving line of credit with Pinnacle Bank in the amount of $50.0 million with no outstanding balance at December 31, 2024. The line accrues interest at SOFR plus 300 basis points and is unsecured. The credit agreement related to this line of credit contains covenants requiring BHG to maintain certain financial ratios and satisfy certain other affirmative and negative covenants. At December 31, 2024, BHG had not represented to Pinnacle Bank that BHG was not in compliance, in all material respects, with these covenants.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, SBA loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased 11.7% during the year ended December 31, 2024 as compared to the same period in 2023 and increased 2.5% during the year ended December 31, 2023 as compared to the same period in 2022, in each period due primarily to increased commercial and merchant card volumes. Other noninterest income also included changes in the cash surrender value of BOLI which was $39.7 million for the year ended December 31, 2024 compared to $15.8 million and $21.0 million for the years ended December 31, 2023 and 2022, respectively. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. During the fourth quarter of 2023, we restructured approximately $740.0 million of bank owned life insurance contracts held by various insurance carriers, and in connection therewith incurred approximately $7.2 million in restructuring charges and surrender penalties and $9.1 million in income taxes and penalties. The restructuring, as anticipated, increased yields of the underlying insurance contracts and the resulting income is reflected in 2024. During 2022, we purchased an additional $100 million of bank owned life insurance which increased the cash surrender value of our BOLI policies. Loan swap fees were relatively flat during the year ended December 31, 2024 when compared to 2023 and increased by $2.0 million during the year ended December 31, 2023 as compared to the same period in 2022. The increase in 2023 as compared to 2022 is due primarily to a change in the volume of activity resulting from the then current interest rate environment. SBA loan sales are also included in other noninterest income and fluctuate based on the current market conditions which is reflected in the increase in such sales in 2024 as compared to 2023 and decrease in 2023 as compared to 2022. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investment. Income related to these investments increased $8.4 million during 2024 to $17.1 million when compared to 2023 and decreased $1.9 million during 2023 to $8.7 million when compared to 2022.The increase in 2024 as compared to 2023 is primarily the result of earnings from solar equity investments during 2024. The decrease in 2023 as compared to 2022 is the result of certain of our venture fund investments experiencing increased valuations in their underlying portfolios during the year ended December 31, 2023, but at lower amounts than those experienced during the same period in 2022. The other components of other noninterest income increased $17.4 million in 2024 when compared to 2023 and $3.4 million in 2023 when compared to 2022. The change in 2024 as compared to 2023 is primarily the result of recognition during the first quarter of 2024 of an $11.8 million mortgage servicing right associated with our Freddie Mac SBL platform. The change in 2023 compared to 2022 is in part due to a $4.8 million gain on a life insurance claim, $1.1 million in gains on the sale of other assets and a $1.2 million increase in miscellaneous other income offset in part by the absence in 2023 of the $5.5 million gain on remeasurement of our previously held equity investment in JB&B recorded in 2022, resulting from our bank subsidiary's acquisition on March 1, 2022 of the 80% equity interests of JB&B it did not previously own.

Noninterest Expense. The following is our noninterest expense for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years ended December 31,		2024 - 2023 Percent Increase (Decrease)	Year ended December 31,	2023 - 2022 Percent Increase (Decrease)
	2024	2023		2022
Noninterest expense:
Salaries and employee benefits:
Salaries	$372,004	$333,701	11.5%	$293,167	13.8%
Commissions	34,821	27,550	26.4%	24,840	10.9%
Cash and equity incentives	122,306	86,858	40.8%	116,984	(25.8)%
Employee benefits and other	91,900	83,719	9.8%	75,184	11.4%
Total salaries and employee benefits	621,031	531,828	16.8%	510,175	4.2%
Equipment and occupancy	166,002	138,980	19.4%	109,672	26.7%
Other real estate expense, net	220	315	(30.2)%	280	12.5%
Marketing and business development	26,668	23,914	11.5%	21,073	13.5%
Postage and supplies	12,049	11,143	8.1%	10,168	9.6%
Amortization of intangibles	6,254	7,090	(11.8)%	7,810	(9.2)%
Other noninterest expense:
Deposit related expenses	68,901	78,757	(12.5)%	28,972	>100%
Lending related expenses	60,598	50,109	20.9%	52,700	(4.9)%
Wealth management related expenses	3,465	2,934	18.1%	2,565	14.4%
Audit, exam and insurance expense	11,194	10,887	2.8%	9,209	18.2%
Prepayment penalties	27,570	—	100.0%	—	—%
Administrative and other expenses	31,018	31,812	(2.5)%	27,375	16.2%
Total other noninterest expense	202,746	174,499	16.2%	120,821	44.4%
Total noninterest expense	$1,034,970	$887,769	16.6%	$779,999	13.8%

Noninterest expense for 2024 compared to 2023 increased by $147.2 million, or 16.6%. Impacting noninterest expense for the year ended December 31, 2024 as compared to 2023 was a $89.2 million, or 16.8%, increase in salaries and employee benefits, including cash and equity incentives, a $27.0 million, or 19.4%, increase in equipment and occupancy expenses, the recognition of a $27.6 million prepayment penalty related to terminating an agreement to resell securities previously purchased completed in the second quarter of 2024 and by increased lending-related expenses associated with the loss protection fee for the credit default swap which was also entered into in the second quarter of 2024. Equipment and occupancy expenses increased during the year ended December 31, 2024 as compared to 2023 as a result of new equipment and facilities as well as rent escalators on various properties and higher levels of lease expense as a result of the sale-leaseback transaction completed in the second quarter of 2023.

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

The increase in total salaries and employee benefits expense in 2024 over 2023 and 2023 over 2022 was primarily the result of an increase in our associate base to 3,565.5 full-time equivalent associates at December 31, 2024 from 3,357.0 at December 31, 2023 and 3,241.5 at December 31, 2022 as well as annual merit increases awarded in the first quarter of each respective year. Also contributing to total salaries and employee benefits in both periods were cash and equity incentives, which were $122.3 million in 2024 compared to $86.9 million in 2023 and $117.0 million in 2022. The increase in 2024 as compared to 2023 is due to our achievement of a higher payout percentage for our annual cash incentive plan in 2024 as compared to 2023, partially offset by reduced expense associated with equity incentives in 2024 as compared to 2023. The decrease in 2023 as compared to 2022 was the result of the achievement of a lower payout percentage for our annual cash incentive plan in 2023 as compared to 2022 due to our failure to meet certain performance targets. We expect salary and benefit expenses will rise in 2025 compared to 2024 as a result of our continued focus on hiring experienced bankers in our markets, our increased associate base and annual merit increases given in the first quarter of each fiscal year and the belief that we will achieve at least a target level of performance for our annual cash and equity incentive plans.

Commissions expense represents compensation paid to our wealth management lines of business including investment services, trust, insurance and capital markets. Commissions expense for the year ended December 31, 2024 was 26.4% greater than in 2023 which was 10.9% greater than in 2022. The increase in 2024 as compared to 2023 and 2023 as compared to 2022 is primarily related to growth in our investment portfolio commissions as a result of increased activity in our wealth management lines of business and an increase in the number of wealth management associates, a significant number of whom are located in our newer markets. Commissions expense incurred related to the production of residential mortgages is recorded net of the related mortgage revenues.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our bank's non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and nearly all of our bank's associates participate in our equity compensation plans. Under the 2024 annual cash incentive plan, the targeted level of incentive payments required achievement of a certain soundness threshold and a targeted level of annual revenue and annual earnings per common share (in each case subject to certain adjustments). To the extent that the soundness threshold is met and revenue and earnings per common share are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. For each of 2022, 2023 and 2024, maximum payouts under the plan could have reached approximately 125% of target.

Cash incentives for 2024 totaled $81.4 million compared to $44.1 million in 2023 and $76.8 million in 2022. The increase in 2024 when compared to 2023 was the result of payouts under our annual cash incentive plan equaling 98% of target in 2024 compared to 60% of target in 2023 and 123% of target in 2022.

Also included in cash and equity incentives for the years ended December 31, 2024, 2023 and 2022 were approximately $18.1 million, $16.6 million and $14.5 million, respectively, of compensation expenses related to equity-based restricted share awards and approximately $22.8 million, $25.2 million and $25.0 million, respectively, of compensation expenses related to equity-based restricted share units with either time-based or performance-based vesting criteria. We have not issued stock options since 2008. Under our equity incentive plans, we provide a broad-based equity incentive program for nearly all of our bank's associates, a significant portion of which is performance-based for our senior executive officers. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization.

Our compensation expense associated with performance-based vesting equity awards decreased for the year ended December 31, 2024 when compared to 2023 due to our performance relative to peers during 2024 and the peer-relative nature of the performance metrics associated with these awards and was relatively flat in 2023 when compared to 2022. In each of the years ended December 31, 2024, 2023, and 2022, we granted performance-based vesting equity awards with performance metrics tied to peer relative performance for return on average tangible common equity and tangible book value per share accretion, together with a total shareholder return ("TSR") modifier in the case of awards for our most senior executives, in each case over a three-year performance period. We also approved a special performance-based vesting restricted stock unit award to each of our named executive officers and our then-serving chief credit officer in 2022 with performance metrics tied to the ratio of our price to earnings and price to tangible book value per share relative to those measures for a peer group of companies over a three-year performance period.

Our compensation expense associated with equity awards with time-based vesting criteria increased $1.5 million during 2024 when compared to 2023 and $2.1 million during 2023 when compared to 2022. The change in this balance is a product of the change in the number of associates during the respective periods, which directly increases the number of equity grants given to associates during the respective periods as well as the grant date fair value of these equity grants.

Employee benefits and other expenses include costs associated with our 401k plan, health insurance, payroll taxes and contract labor. These expenses increased by $8.2 million, or 9.8%, in 2024 when compared to 2023 and increased by $8.5 million, or 11.4%, in 2023 compared to 2022. These increases reflect the increase in our associate base in the respective periods, and in the case of our health insurance costs, increases in the premiums we paid for this coverage in 2024 compared to 2023 and 2022 premium levels.

Our operating lease commitments are primarily related to our branch and headquarters facilities. During the year ended December 31, 2023, Pinnacle Bank consummated a sale-leaseback transaction pursuant to which it sold a combined 49 properties and concurrently agreed to separately lease each of those properties. The terms of all of our lease commitments expire at various points ranging from

2025 through 2058. At December 31, 2024, our total minimum operating lease commitment was $389.7 million. Equipment and occupancy expense for the year ended December 31, 2024 was 19.4% greater than in 2023 which was 26.7% greater than in 2022. Impacting equipment and occupancy expense in 2024 as compared to 2023 were costs associated with the opening of nine new locations across our footprint in 2024 as well as costs associated with the planned relocation of our corporate headquarters to a new location in early 2025 which we announced in 2021 and rent escalators on various properties and higher levels of lease expense as a result of the sale-leaseback transaction. The increase in 2023 as compared to 2022 is in large part due to the sale-leaseback transaction completed in the second quarter of 2023 as discussed above. Additionally impacting equipment and occupancy expense in 2023 as compared to 2022 were costs associated with the opening of five new locations across our footprint in 2023 as well as costs associated with the planned relocation of our corporate headquarters.

Other real estate expense for the year ended December 31, 2024 was $220,000 compared to $315,000 in 2023 and $280,000 in 2022. The changes in the balance in 2024 as compared to 2023 and in 2023 as compared to 2022 were the result of ordinary business expenses associated with maintenance of the properties and costs associated with marketing and selling properties.

Marketing and business development expense was $26.7 million for the year ended December 31, 2024, or 11.5% greater than in 2023 which was 13.5% greater than in 2022. The rise in both periods is the result of increased associate and client engagement as we have expanded into new markets and lines of business. We expect these costs to rise modestly during 2025 taking into account anticipated increases associated with the associates we have hired in the last twelve months and expect to hire in 2025.

Noninterest expense related to the amortization of intangibles was $6.3 million for the year ended December 31, 2024 compared to $7.1 million and $7.8 million for the years ended December 31, 2023 and 2022, respectively. At December 31, 2024, we had $8.6 million in core deposit intangible and $9.5 million in book of business intangible assets remaining, net of amortization. These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Amortization expense related to these assets is estimated to decrease from $5.6 million per year to $1.1 million per year over the next five years with lesser amounts for the remaining amortization period.

Total other noninterest expenses increased by $28.2 million, or 16.2%, to $202.7 million during 2024 compared to 2023 and $53.7 million, or 44.4%, to $174.5 million during 2023 when compared to 2022. Included in other noninterest expenses are deposit and lending related expenses, investment and trust sales expenses, audit, exam and insurance expense, prepayment penalties and administrative and other expenses. Deposit-related expenses were $68.9 million during 2024 compared to $78.8 million during 2023. Impacting deposit-related expense during the year ended December 31, 2024 was an overall net decline of $15.5 million in FDIC assessments including a $22.3 million decrease related to FDIC special assessment expense which was originally estimated in the fourth quarter of 2023 and was revised in 2024, partially offset by a $6.8 million increase in regular FDIC assessments during 2024. The additional change in deposit-related expense is reflective of overall deposit growth. Lending related expenses, which are costs associated with loan origination as well as operation of our credit card program, increased $10.5 million in 2024 when compared to 2023 and decreased by $2.6 million in 2023 when compared to 2022. The increase in 2024 as compared to 2023 is largely the result of the loss protection fees of $3.8 million associated with the execution of a credit default swap during the second quarter of 2024. Audit, exam and insurance expense is comprised of the fees associated with ongoing audit and regulatory exams of our operations as well as the cost of our corporate insurance. Our audit, exam and insurance expense in 2024 increased when compared to 2023 and in 2023 increased when compared to 2022 due to the overall increase in the size of our company and the needs to support its growth. Also included in other noninterest expense in 2024 were $27.6 million in prepayment penalties incurred to terminate an agreement to resell $500.0 million of securities we had previously purchased during the second quarter of 2024. Administrative and other expenses were relatively flat during 2024 when compared to 2023 and increased $4.4 million during 2023 when compared to 2022 in each case due to increases in consultant fees, contributions, state franchise taxes and other miscellaneous expense items.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 59.6%, 52.4%, and 50.5% for the three years ended December 31, 2024, 2023 and 2022, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the year ended December 31, 2024 compared to the same period in 2023 and in 2023 as compared to 2022 were both positively and negatively impacted by the changes to noninterest expense, net interest income and noninterest income discussed above, with increases to noninterest expense outpacing the growth in income during 2024 and 2023. Fully-diluted net income per common share was $5.96 for 2024 compared to $7.14 for 2023 and $7.17 for 2022.

Income Taxes. During the year ended December 31, 2024, we recorded income tax expense of $106.2 million compared to $151.9 million and $136.8 million in 2023 and 2022, respectively. Our effective income tax rate was 18.3%, 21.3% and 19.6%, respectively, for the years ended December 31, 2024, 2023 and 2022. The decrease in the effective income tax rate in 2024 as compared to 2023 and increase in 2023 as compared to 2022 is primarily due to the restructuring of BOLI contracts in 2023 resulting in restructuring charges and surrender penalties totaling $7.2 million and income tax and penalties totaling $9.1 million. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 25.00% for 2024 and 2023 and 26.14% for 2022, primarily due to our investments in bank-qualified tax-exempt municipal securities, tax benefits from our real estate investment trust and municipal investment subsidiaries, participation in Tennessee's Community Investment Tax Credit program, tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax rate in each period was impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in a tax benefit of $2.8 million, $208,000 and $3.0 million, respectively, for the years ended December 31, 2024, 2023 and 2022, respectively.

Financial Condition

Our consolidated balance sheet at December 31, 2024 reflects an increase of $2.8 billion in outstanding loans to $35.5 billion and an increase of $4.3 billion in total deposits to $42.8 billion from December 31, 2023. Total assets were $52.6 billion at December 31, 2024 as compared to $48.0 billion at December 31, 2023.

Loans. The composition of loans at December 31 for each of the past three years and the percentage (%) of each segment to total loans is summarized as follows (dollars in thousands):

	2024		2023			2022
	Amount	Percent	Amount	Percent		Amount	Percent
Commercial real estate:
Owner-occupied	$4,388,531	12.4%	$4,044,896	12.4%		$3,587,257	12.3%
Non-owner occupied	8,130,118	22.9%	7,535,494	23.1%		6,542,619	22.5%
Consumer real estate - mortgage	4,914,482	13.9%	4,851,531	14.8%		4,435,046	15.3%
Construction and land development	3,699,321	10.4%	4,041,081	12.4%		3,679,498	12.7%
Commercial and industrial	13,815,817	38.9%	11,666,691	35.7%		10,241,362	35.3%
Consumer and other	537,507	1.5%	536,398	1.6%		555,823	1.9%
Total loans	$35,485,776	100.0%	$32,676,091	100.0%	1	$29,041,605	100.0%

At December 31, 2024, our loan portfolio composition had changed modestly from the composition at December 31, 2023 with commercial real estate and commercial and industrial lending generally continuing to make up the largest segments of our portfolio. At December 31, 2024, approximately 35.1% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied commercial real estate properties compared to 34.9% at December 31, 2023. Owner occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.

The following table presents the maturity distribution of our loan portfolio by loan segment at December 31, 2024 according to contractual maturities of (1) one year or less, (2) after one but within five years, (3) after five but within fifteen years and (4) after fifteen years. The table also presents the portion of loans by loan segment that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index (dollars in thousands):

	Due in one year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial real estate:
Owner-occupied	$316,704	$2,408,369	$1,188,161	$475,297	$4,388,531
Non-owner occupied	2,355,715	5,210,260	492,180	71,963	8,130,118
Consumer real estate - mortgage	129,996	508,500	314,705	3,961,281	4,914,482
Construction and land development	1,413,375	2,051,308	133,996	100,642	3,699,321
Commercial and industrial	3,503,205	8,060,999	1,805,999	445,614	13,815,817
Consumer and other	167,763	312,021	13,499	44,224	537,507
Total loans	$7,886,758	$18,551,457	$3,948,540	$5,099,021	$35,485,776
Loans with fixed interest rates:
Commercial real estate:
Owner-occupied	$195,622	$1,415,558	$676,039	$276,649	$2,563,868
Non-owner occupied	417,784	2,718,619	198,212	47,385	3,382,000
Consumer real estate - mortgage	67,484	337,098	67,980	1,990,608	2,463,170
Construction and land development	159,971	342,227	57,022	47,356	606,576
Commercial and industrial	990,355	2,554,352	1,074,211	347,931	4,966,849
Consumer and other	79,984	159,632	12,079	44,148	295,843
Total loans	$1,911,200	$7,527,486	$2,085,543	$2,754,077	$14,278,306

	Due in one year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Loans with variable interest rates:
Commercial real estate:
Owner-occupied	$121,082	$992,811	$512,122	$198,648	$1,824,663
Non-owner occupied	1,937,931	2,491,641	293,968	24,578	4,748,118
Consumer real estate - mortgage	62,512	171,402	246,725	1,970,673	2,451,312
Construction and land development	1,253,404	1,709,081	76,974	53,286	3,092,745
Commercial and industrial	2,512,850	5,506,647	731,788	97,683	8,848,968
Consumer and other	87,779	152,389	1,420	76	241,664
Total loans	$5,975,558	$11,023,971	$1,862,997	$2,344,944	$21,207,470

The above information does not consider the impact of scheduled principal payments. Loans totaling $1.2 billion at their contractual floor or ceiling rate at December 31, 2024 are presented as fixed interest rate loans in the table above.

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

Lending Concentrations. We periodically analyze our loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2024 and 2023 (in thousands):

	At December 31, 2024
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2023
Lessors of nonresidential buildings	$4,623,927	$815,849	$5,439,776	$5,916,335
Lessors of residential buildings	2,389,231	481,996	2,871,227	3,179,041
New housing for-sale builders	574,998	819,496	1,394,494	1,396,653
Music publishers	786,104	328,001	1,114,105	1,219,781

Banking regulations have established guidelines for the construction and land development ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300%. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At December 31, 2024 and 2023, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 70.5% and 84.2%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and development loans) were 242.2% and 259.0% of total risk-based capital at December 31, 2024 and 2023, respectively. Over time, we have targeted a non-owner occupied commercial real estate, multifamily and construction and land development loans to total risk-based capital ratio of less than 225% and construction and land development loans to total risk-based capital ratio of less than 70%. Pinnacle Bank believes it has established appropriate controls to monitor and regulate its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

Loans in Past Due Status. The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023
Loans past due 30 to 89 days:
Commercial real estate:
Owner occupied	$10,583	$2,178
Non-owner occupied	1,217	41,066
Consumer real estate – mortgage	21,607	22,937
Construction and land development	125	649
Commercial and industrial	24,507	42,418
Consumer and other	4,092	7,154
Total loans past due 30 to 89 days	$62,131	$116,402
Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$10,089	$3,398
Non-owner occupied	39,469	153
Consumer real estate – mortgage	20,615	10,824
Construction and land development	1,541	608
Commercial and industrial	31,077	16,890
Consumer and other	1,160	1,496
Total loans past due 90 days or more	$103,951	$33,369
Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.18%	0.36%
Loans past due 90 days or more as a percentage of total loans	0.29%	0.10%
Total loans in past due status as a percentage of total loans	0.47%	0.46%

Potential Problem Loans. Potential problem loans amounted to approximately $46.9 million, or 0.1% of total loans outstanding at December 31, 2024, compared to $127.4 million, or 0.4% of total loans outstanding at December 31, 2023. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard or worse, but not considered nonperforming loans. Potential problem loans totaling $363,000 were past due at least 30 but less than 90 days as of December 31, 2024.

Non-Performing Assets and Modified Loans. At December 31, 2024, we had $149.1 million in nonperforming assets compared to $86.6 million at December 31, 2023. Included in nonperforming assets were $147.8 million in nonaccruing loans and $1.3 million in other real estate owned and other nonperforming assets at December 31, 2024 and $82.3 million in nonaccruing loans and $4.3 million in other real estate owned and other nonperforming assets at December 31, 2023. Contributing $13.6 million to the increase in nonaccruing loans in 2024 as compared to 2023 were purchased credit deteriorated SBA loans acquired from BHG in the fourth quarter of 2024. At December 31, 2024, there were $22.2 million of modified loans to borrowers experiencing financial difficulty, of which $14.8 million were accruing as of the modification date and remain on accrual status.

All nonaccruing loans are reassigned to a special assets officer who was not responsible for originating the loan. The special assets officer is responsible for developing an action plan designed to minimize our future losses. Typically, these special assets officers review our loan files, interview prior officers assigned to the relationship, meet with borrowers, inspect collateral, reappraise collateral and/or consult with legal counsel. The special assets officer then recommends an action plan to a committee of senior associates including lenders and workout specialists, which could include foreclosing on collateral, restructuring the loan, issuing demand letters or other actions. We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. During 2024, 2023 and 2022, we recognized no interest income related to nonaccruing loans. At December 31, 2024, 2023 and 2022, our allowance for credit losses as a percentage of nonaccruing loans totaled 280.4%, 429.0% and 788.8%, respectively.

Allowance for Credit Losses on Loans (allowance). The current expected credit losses ("CECL") methodology requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, the allowance for credit losses on loans represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans. As of December 31, 2024 and 2023, our allowance for credit losses on loans was $414.5 million and $353.1 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was 1.17% at December 31, 2024, increased from 1.08% at December 31, 2023. The increase in the allowance for credit losses on loans is largely the result of increased provision expense resulting from growth in the loan portfolio and increased levels of net charge-offs. Also impacting the allowance for credit losses was the allocation of approximately $14.1 million in reserves on $24.0 million in purchase credit deteriorated SBA loans purchased from BHG during the fourth quarter of 2024.

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

Under the CECL methodology, the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At December 31, 2024, a reasonable and supportable period of fifteen months was utilized for all loan segments followed by a twelve month straight line reversion period to long term averages.

The following table sets forth, based on management's estimate, the allocation of the allowance for credit losses on loans to categories of loans, loan balances by category, the percentage of loans in each category to total loans and allowance for credit losses as a percentage of total loans within each loan category as of December 31 for each of the past two years (in thousands):

	At December 31,
	2024				2023
Balance at end of period applicable to:	Allowance Allocated ($)	Total Loans ($)	Allowance to Total Loans (%)	Loans to Total Loans (%)	Allowance Allocated ($)	Total Loans ($)	Allowance to Total Loans (%)	Loans to Total Loans (%)
Commercial real estate:
Owner-occupied	$36,997	$4,388,531	0.84%	12.4%	$28,690	$4,044,896	0.71%	12.4%
Non-owner occupied	80,654	8,130,118	0.99%	22.9%	57,687	7,535,494	0.77%	23.1%
Consumer real estate – mortgage	80,042	4,914,482	1.63%	13.9%	71,354	4,851,531	1.47%	14.8%
Construction and land development	33,620	3,699,321	0.91%	10.4%	39,142	4,041,081	0.97%	12.4%
Commercial and industrial	174,799	13,815,817	1.27%	38.9%	148,212	11,666,691	1.27%	35.7%
Consumer and other	8,382	537,507	1.56%	1.5%	7,970	536,398	1.49%	1.6%
Total	$414,494	$35,485,776	1.17%	100.0%	$353,055	$32,676,091	1.08%	100.0%

The following table presents information related to credit losses on loans by loan segment for each of the years in the three-year period ended December 31, 2024 (in thousands):

	Provision for credit losses	Net (charge-offs) recoveries	Average loans (1)	Ratio of net (charge-offs) recoveries to average loans
For the year ended December 31, 2024:
Commercial real estate:
Owner occupied	$14,734	$(9,242)	$4,148,383	(0.22)%
Non-owner occupied	35,597	(12,630)	8,025,805	(0.16)
Consumer real estate - mortgage	8,176	(31)	4,859,901	—
Construction and land development	(5,521)	(1)	3,720,471	—
Commercial and industrial	65,542	(49,712)	12,534,846	(0.40)
Consumer and other	7,061	(6,649)	466,804	(1.42)
Total loans	$125,589	$(78,265)	$33,756,210	(0.23)%

For the year ended December 31, 2023:
Commercial real estate:
Owner occupied	$1,997	$76	$3,799,201	—%
Non-owner occupied	15,576	1,632	7,123,135	0.02
Consumer real estate - mortgage	33,587	1,231	4,654,130	0.03
Construction and land development	2,693	335	3,918,539	0.01
Commercial and industrial	48,845	(44,986)	11,034,560	(0.41)
Consumer and other	(1,702)	(6,894)	486,834	(1.42)
Total loans	$100,996	$(48,606)	$31,016,399	(0.16)%

For the year ended December 31, 2022:
Commercial real estate:
Owner occupied	$6,330	$669	$3,258,092	0.02%
Non-owner occupied	(18,027)	2	5,812,052	—
Consumer real estate - mortgage	3,571	861	4,031,082	0.02
Construction and land development	6,364	321	3,369,233	0.01
Commercial and industrial	55,346	(23,333)	9,162,689	(0.25)
Consumer and other	10,395	(5,067)	466,435	(1.08)
Total loans	$63,979	$(26,547)	$26,099,583	(0.10)%
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

Based upon our evaluation of the loan portfolio, we believe the allowance for credit losses on loans to be adequate to absorb our estimate of expected future credit losses on loans outstanding at December 31, 2024. While our policies and procedures used to estimate the allowance for credit losses as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for credit losses and, thus, the resulting provision for credit losses.

Investments. Our investment portfolio, consisting primarily of U.S. treasury securities, Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $8.4 billion and $7.3 billion at December 31, 2024 and 2023, respectively. Our investment securities to asset ratio was 15.9% and 15.3% at December 31, 2024 and 2023, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. During 2024, we sold $898.9 million of investment securities for a net pre-tax loss of $71.9 million compared to $312.6 million of investment securities sold for a net pre-tax loss of $19.7 million during 2023 and $29.5 million of investment securities sold for a net pre-tax gain of $156,000 during 2022. These sales were implemented as part of our efforts to reposition our investment portfolio in an effort to enhance future earnings potential and to provide our balance sheet more protection from the then anticipated rate environment in each respective period.

During the years ended December 31, 2022, 2020 and 2018, we transferred, at fair value, $1.1 billion, $873.6 million and $179.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio to mitigate the impact of changes in fair value on our common tangible book equity. The related net unrealized after tax losses of $1.5 million, gains of $69.0 million and losses of $2.2 million, respectively, on such transferred securities remained in accumulated other comprehensive income (loss) at December 31, 2024 and 2023 and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer.

A summary of certain aspects of our investment portfolio at December 31, 2024 and 2023 follows:

	December 31,
	2024	2023
Weighted average life	11.03 years	8.05 years
Effective duration (*)	2.11%	2.93%
Tax equivalent yield	4.27%	4.12%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of December 31, 2024 and 2023 was 6.18% and 6.19%, respectively.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years as of December 31, 2024 (in thousands):

	U.S. Treasury securities		U.S. Government agency securities		Mortgage-backed securities		State and municipal securities		Asset-backed securities		Corporate notes and other		Totals
	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield
At December 31, 2024:
Securities available-for-sale:
Due in one year or less	$104,095	4.35%	$—	0.00%	$—	0.00%	$335	3.94%	$1,627	5.66%	$—	0.00%	$106,057	4.37%
Due in one year through five years	—	0.00%	83,684	1.58%	146,416	4.09%	945	3.77%	—	0.00%	156,394	2.34%	387,439	2.80%
Due in five years through ten years	—	0.00%	107,000	1.68%	401,142	2.27%	6,771	3.10%	236	6.57%	269,192	3.96%	784,341	2.75%
Due after ten years	1,301,383	4.28%	23,382	3.10%	1,414,801	4.99%	1,498,506	4.01%	43,475	5.39%	22,985	7.52%	4,304,532	4.44%
	$1,405,478	4.28%	$214,066	1.80%	$1,962,359	4.32%	$1,506,557	4.01%	$45,338	5.40%	$448,571	3.56%	$5,582,369	4.07%

	U.S. Treasury securities		U.S. Government agency securities		Mortgage-backed securities		State and municipal securities		Asset-backed securities		Corporate notes and other		Totals
	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield
Securities held-to-maturity:
Due in one year or less	$—	0.00%	$60,106	2.50%	$—	0.00%	$1,000	3.30%	11,768	6.09%	$11,478	1.75%	$84,352	2.91%
Due in one year through five years	19,841	1.23%	210,574	2.18%	84,679	2.58%	8,538	1.77%	9,658	2.05%	58,795	1.79%	392,085	2.14%
Due in five years through ten years	—	0.00%	44,606	3.53%	161,535	3.26%	23,527	1.90%	—	0.00%	12,278	3.42%	241,946	3.18%
Due after ten years	—	0.00%	—	0.00%	119,815	1.71%	1,821,877	2.88%	140,531	2.48%	—	0.00%	2,082,223	2.79%
	$19,841	1.23%	$315,286	2.43%	$366,029	2.60%	$1,854,942	2.87%	$161,957	2.72%	$82,551	2.02%	$2,800,606	2.74%

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

Restricted Cash. Our restricted cash balances totaled approximately $93.6 million and $86.9 million at December 31, 2024 and 2023, respectively. This restricted cash is maintained at other financial institutions primarily as collateral for our derivative portfolio. The increase in restricted cash is attributable primarily to an increase in collateral requirements on certain derivative instruments for which the fair value has decreased. See Note 15. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-K.

Securities Purchased with Agreement to Resell. At December 31, 2024 and 2023, we had $66.4 million and $558.0 million, respectively, in securities purchased with agreement to resell. This balance is the result of repurchase agreement transactions with financial institution counterparties. During the second quarter of 2024, we terminated an agreement to resell $500.0 million of securities purchased with an agreement to resell to reposition these funds into higher yielding assets. In connection with terminating the agreement, we paid approximately $27.6 million in fees. We initially secured these investments in 2021 to allow us to deploy some of our excess liquidity position into instruments that improved the return on funds in the then current historically low interest rate environment. The remaining repurchase agreements are set to mature in 2026.

Deposits and Other Borrowings. We had approximately $42.8 billion of deposits at December 31, 2024 compared to $38.5 billion billion at December 31, 2023. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. At December 31, 2024 and 2023, we estimate that we had approximately $14.0 billion and $11.1 billion, respectively, in uninsured/uncollateralized deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. We estimate that we had approximately $2.4 billion and $2.0 billion, respectively, in our uninsured deposits at December 31, 2024 and 2023, respectively, which were collateralized at those dates.

We routinely enter into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $230.2 million at December 31, 2024 and $209.5 million at December 31, 2023. Average balances for these repurchase agreements were $219.5 million in 2024, $192.1 million in 2023 and $203.1 million in 2022. Additionally, at December 31, 2024, we had borrowed $1.9 billion in advances from the Federal Home Loan Bank of Cincinnati (FHLB) compared to $2.1 billion at December 31, 2023. The amount of FHLB advances at each date was impacted by our decision in the first half of 2023 to increase our levels of on-balance sheet liquidity in response to the then current economic environment and its impact on the banking sector following the failures of multiple high-profile banking institutions. At December 31, 2024, we had an estimated $2.6 billion in additional borrowing capacity with the FHLB; however, incremental borrowings are made via a formal request by us and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or non-core funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at December 31, 2024 and 2023 (in thousands):

	December 31, 2024			December 31, 2023
	Balance	Average Rate Paid	Percent of Total Deposits	Balance	Average Rate Paid	Percent of Total Deposits
Core funding:
Noninterest-bearing deposit accounts	$8,170,448	0.00%	18.0%	$7,906,502	0.00%	19.1%
Interest-bearing demand accounts	6,557,434	3.11%	14.5%	5,150,878	2.92%	12.5%
Savings and money market accounts	11,871,478	3.18%	26.2%	10,083,448	2.96%	24.4%
Time deposit accounts less than $250,000	1,811,134	4.01%	4.0%	1,951,389	3.46%	4.7%
Reciprocating deposit accounts (1)	8,868,699	4.27%	19.5%	7,954,522	4.05%	19.3%
Reciprocating CD accounts (1)	767,711	4.67%	1.7%	692,178	4.23%	1.7%
Total core funding	38,046,904	2.77%	83.9%	33,738,917	2.42%	81.7%
Non-core funding:
Relationship based non-core funding:
Other time deposits	1,492,395	4.58%	3.3%	1,654,147	4.12%	4.0%
Securities sold under agreements to repurchase	230,244	2.46%	0.5%	209,489	1.95%	0.5%
Total relationship based non-core funding	1,722,639	4.34%	3.8%	1,863,636	3.89%	4.5%
Wholesale funding:
Brokered deposits	3,024,980	4.79%	6.7%	2,603,707	4.59%	6.3%
Brokered time deposits	278,713	4.91%	0.6%	543,039	3.78%	1.3%
Federal Home Loan Bank advances	1,874,134	4.57%	4.1%	2,138,169	4.18%	5.2%
Subordinated debt and other funding	425,821	6.36%	0.9%	424,938	5.52%	1.0%
Total wholesale funding	5,603,648	4.83%	12.3%	5,709,853	4.41%	13.8%
Total non-core funding	7,326,287	4.71%	16.1%	7,573,489	4.28%	18.3%
Totals	$45,373,191	3.11%	100.0%	$41,312,406	2.75%	100.0%
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

As noted in the table above, our core funding as a percentage of total funding increased from 81.7% at December 31, 2023 to 83.9% at December 31, 2024 and remained well above internal policies. We experienced a mix shift in deposits during 2023 as a result of the multiple high-profile bank failures in the first half of 2023 as certain of our depositors opted for additional insurance by way of the reciprocating deposit accounts we offer through the IntraFi network and certain of our depositors moved their deposits out of non-interest bearing accounts and into interest-bearing accounts to take advantage of increased rates. In 2024, our noninterest bearing deposit accounts stabilized. Additionally, we continue to create and implement new and enhanced deposit gathering initiatives each year as part of our annual strategic planning process in recognition of the more challenging deposit gathering environment we are currently experiencing. When wholesale funding is necessary to complement our core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of December 31, 2024.

The amount of time deposits as of December 31, 2024 amounted to $4.3 billion. The following table, which includes core, non-core and reciprocal time deposits, shows our time deposits at December 31, 2024 in denominations of under $250,000 and those of denominations of $250,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$1,039,453	4.07%
Over three but through six months	867,623	4.12%
Over six but through twelve months	571,493	3.92%
Over twelve months	260,213	3.69%
	2,738,782	4.02%
Denomination $250,000 and greater
Three months or less	689,223	4.29%
Over three but through six months	434,558	4.18%
Over six but through twelve months	337,891	4.23%
Over twelve months	149,499	3.93%
	1,611,171	4.21%
Totals	$4,349,953	4.09%

Subordinated debt and other borrowings. Pinnacle Bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At December 31, 2024 and 2023, Pinnacle Financial had received advances from the FHLB totaling $1.9 billion and $2.1 billion, respectively. At December 31, 2024, the scheduled maturities of FHLB advances and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates (1)
2025	$116,250	4.92%
2026	162,500	4.00%
2027	242,116	4.15%
2028	1,375,000	3.97%
2029	—	—%
Thereafter	11	2.75%
	1,895,877
Deferred costs	(315)
Fair value hedging adjustment	(21,428)
Total Federal Home Loan Bank advances	$1,874,134
Weighted average interest rate		4.06%
(1)Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2024.

We have established, or through acquisition acquired, twelve statutory business trusts which were established to issue 30-year trust preferred securities and certain other subordinated debt agreements. From time to time we, or our bank subsidiary, have issued subordinated notes to enhance our capital positions. These trust-preferred securities and subordinated notes qualify as Tier 2 capital subject to annual phase outs beginning five years from maturity, as is the case with the subordinated notes we issued in September 2019 beginning in the third quarter of 2024. These instruments are outlined below (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2024	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	7.41%	3-month SOFR + 2.80%(1)
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	5.99%	3-month SOFR + 1.40%(1)
Pinnacle Statutory Trust III	September 07, 2006	September 30, 2036	20,619	6.24%	3-month SOFR + 1.65%(1)
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	7.47%	3-month SOFR + 2.85%(1)
BNC Capital Trust I	April 03, 2003	April 15, 2033	5,155	8.17%	3-month SOFR + 3.25%(1)
BNC Capital Trust II	March 11, 2004	April 07, 2034	6,186	7.77%	3-month SOFR + 2.85%(1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	7.32%	3-month SOFR + 2.40%(1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	6.29%	3-month SOFR + 1.70%(1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	7.69%	3-month SOFR + 3.10%(1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	6.11%	3-month SOFR + 1.49%(1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	6.58%	3-month SOFR + 1.73%(1)
Southcoast Capital Trust III	August 05, 2005	September 30, 2035	10,310	6.09%	3-month SOFR + 1.50%(1)

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	7.40%	3-month SOFR + 3.04%(2)
Debt issuance costs and fair value adjustment			(7,174)
Total subordinated debt and other borrowings			$425,821
(1)Rate transitioned to three-month SOFR plus a comparable tenor spread adjustment beginning after July 1, 2023 as three month LIBOR ceased to be published effective July 1, 2023.
(2)Previously was to migrate to three month LIBOR + 2.775%, but migrated to three month SOFR + 3.04% beginning September 15, 2024 through the end of the term as three month LIBOR ceased to be published effective July 1, 2023.

Capital Resources. At December 31, 2024 and 2023, our shareholders' equity amounted to $6.4 billion and $6.0 billion, respectively. At December 31, 2024 and 2023, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 20. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At December 31, 2024, we had approximately $235.0 million of cash at the parent company that could be used to support our bank.

Our and our bank subsidiary's capital ratios as of December 31, 2024 and 2023 are presented in the following table:

	December 31,
	2024	2023
Total capital to risk weighted assets:
Pinnacle Financial	13.1%	12.7%
Pinnacle Bank	12.5%	12.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	11.3%	10.8%
Pinnacle Bank	11.6%	11.1%
Common equity Tier 1 capital:
Pinnacle Financial	10.8%	10.3%
Pinnacle Bank	11.6%	11.1%
Tier 1 capital to average assets (*):
Pinnacle Financial	9.6%	9.4%
Pinnacle Bank	9.8%	9.7%
(*) Average assets for the above calculations were based on the most recent quarter.

We and our bank subsidiary are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and our bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our and Pinnacle Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. We and our bank periodically evaluate risk weightings and may enter into transactions or undertake procedures that may reduce risk weightings, such as during the second quarter of 2024 when we entered into a credit default swap (CDS), as more fully described in Note 15. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K, and implemented enhanced control processes with respect to certain commercial loans which permitted recharacterization of the loans. As a result, the loans subject to the CDS and the loans where risk ratings were able to be recharacterized now qualify for reduced risk weights pursuant to risk-based capital guidelines. The benefits of these reductions in risk weighting offset the impact to regulatory capital of the $71.9 million net loss on sale of approximately $898.9 million of investment securities and the approximately $27.6 million in fees related to the termination of the agreement to resell securities previously purchased recognized in conjunction with the repositioning of our securities portfolio in the second quarter of 2024.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, each of Pinnacle Bank and Pinnacle Financial has elected the option to delay the estimated impact on regulatory capital of Pinnacle Financial's and Pinnacle Bank's adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”), was delayed until December 31, 2021. As of January 1, 2022, the cumulative amount of the transition adjustments of $68.0 million became fixed and thereafter that amount was phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024. Beginning on January 1, 2025, the temporary regulatory capital benefits have been fully reversed.

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

Share Repurchase Program. On January 16, 2024, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, pursuant to which we have acquired no shares of our common stock. The authorization for this program will remain in effect through March 31, 2025. On January 21, 2025, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock to commence upon expiration of our existing share repurchase program that is set to expire on March 31, 2025. This authorization is to remain in effect through March 31, 2026.

Dividends. Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of its retained net profits for that year plus the retained net profits for the preceding two years. During the year ended December 31, 2024, Pinnacle Bank paid dividends of $109.9 million to us which was within the limits allowed by the TDFI.

During the year ended December 31, 2024, we paid $69.0 million in dividends to common shareholders. On January 21, 2025 our board of directors declared a $0.24 quarterly cash dividend to common shareholders (approximately $17.3 million in aggregate) to be paid on February 28, 2025 to common shareholders of record as of the close of business on February 7, 2025.

During the year ended December 31, 2024, we paid $15.2 million of dividends on our Series B Preferred Stock. On January 21, 2025 our board of directors declared a $16.88 quarterly cash dividend (approximately $3.8 million in aggregate) that will be paid on March 1, 2025 to preferred shareholders of record as of the close of business on February 14, 2025. This dividend equates to $0.422 per share on our depositary shares.

The amount and timing of all future dividend payments, if any, are subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including, if necessary, our receipt of dividends from Pinnacle Bank, regulatory capital requirements, as they become known to us and receipt of any regulatory approvals that may become required as a result of our and our bank subsidiary's financial results.

If we fail to pay dividends on our Series B Preferred Stock, we will be prohibited from paying dividends on our common stock.

Market and Liquidity Risk Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. Our ALCO is charged with the responsibility of monitoring these policies, which are designed to ensure acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.

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

	Estimated % Change in Net Interest Income Over 12 Months
	December 31, 2024	December 31, 2023
Instantaneous Rate Change
300 bps increase	(1.5)%	2.9%
200 bps increase	(0.5)%	2.4%
100 bps increase	(0.2)%	1.4%
100 bps decrease	0.7%	(1.4)%
200 bps decrease	0.8%	(1.9)%
300 bps decrease	(1.2)%	(2.5)%

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

The change in interest rate sensitivity between December 31, 2023 and December 31, 2024 set out in the table above is due to factors impacting both the asset and liability side of the balance sheet. Over the past year, floating-rate, short-term liquidity decreased as a percent of interest-earning assets while non-maturity deposits indexed to the federal funds rate increased as a percent of interest-bearing liabilities. These two factors were the primary drivers behind reduced asset sensitivity and a more neutral interest rate position at December 31, 2024 as compared to December 31, 2023.

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

At December 31, 2024, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At December 31, 2024, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

	December 31, 2024	December 31, 2023
Instantaneous Rate Change
300 bps increase	(17.6)%	(20.7)%
200 bps increase	(11.7)%	(14.4)%
100 bps increase	(5.9)%	(7.5)%
100 bps decrease	6.2%	6.5%
200 bps decrease	9.7%	2.2%
300 bps decrease	(2.4)%	1.3%

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

At December 31, 2024, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

ALCO may determine that Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to anticipated interest rate fluctuations in future periods. At present, ALCO has determined that its "most likely" rate scenario assumes one 25 basis point decrease in the Federal Funds Rate during 2025. Our "most likely" rate forecast is based primarily on information we acquire from a service which includes a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

We have in the past used, and may in the future continue to use, derivative financial instruments as one tool to manage our interest rate sensitivity, including in our mortgage lending program, while continuing to meet the credit and deposit needs of our customers. For further details on the derivatives we currently use, see Note 15. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At December 31, 2024, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB and, pursuant to a borrowing agreement with the FHLB, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB to increase or decrease our borrowing capacity at the FHLB. At December 31, 2024, we believe we had an estimated $2.6 billion in additional borrowing capacity with the FHLB; however, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $105.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than one month. There were no outstanding borrowings under these agreements at December 31, 2024, or during the period then ended, although we test the availability of these accommodations periodically. Pinnacle Bank also had approximately $6.5 billion in available Federal Reserve discount window lines of credit at December 31, 2024.

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

At December 31, 2024, we had no individually significant commitments for capital expenditures. However, we believe the relocation of our headquarters in early 2025 does, as a whole, constitute a significant commitment for capital expenditure. We expect overall capital expenditures related to the relocation to approximate $47 million, inclusive of amounts we have already incurred, substantially all of which we expect to incur through mid-year 2025. As of December 31, 2024, we had incurred $39.9 million of capital expenditures for the relocation project. Additionally, expansion of our locations, including non-branch locations, will increase over an extended period of time across our footprint, including the markets to which we have recently expanded, and certain of our locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. In addition to the above noted expenditures, if we were to breach the terms of one of the leases entered into in the sale-leaseback transaction and the counterparty terminated the lease in accordance with its terms, we may be forced to expend significant amounts of capital expenditures to lease, procure and build or renovate a suitable replacement office. Additionally, we expect we will continue to incur costs associated with planned technology improvements to enhance the infrastructure of our firm.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds).

We have certain contractual obligations as of December 31, 2024, which by their terms have a contractual maturity and termination dates subsequent to December 31, 2024. Each of these commitments is noted throughout this Item 7. Management's Discussion and Analysis. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months and that we will have adequate liquidity to meet our obligations over a longer-term as well.

Off-Balance Sheet Arrangements. At December 31, 2024, we had outstanding standby letters of credit of $387.3 million and unfunded loan commitments outstanding of $15.0 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At December 31, 2024, we had accrued $12.5 million related to expected credit losses associated with off-balance sheet commitments.

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

Role of Management

The Chief Risk Officer reports directly to the Board's Risk Committee and administratively to the Chief Executive Officer, providing overall vision, direction and leadership regarding the enterprise risk management framework. The Company modified the risk management framework in 2024 to implement a modified management-level Risk Management Committee led by the Chief Risk Officer to enhance overall risk oversight and foster more granular risk assessment analysis and discussions. The Risk Management Committee includes the leadership of the Company’s Risk Management group as well as members of the Enterprise-Wide Risk

Management team. This committee meets at least quarterly and reviews materials detailing the Company’s overall risk profile as well as identifies the most critical and emerging risks faced by the Company. This information is then used to develop more robust risk assessment analysis, which is shared and discussed with Company leadership including the Chief Executive Officer and the Risk Committee of our board of directors, which committee periodically reports on various risk oversight matters to our board of directors. The members of the Risk Management Committee are active participants in most management-level committees within the Company and all management-level risk committees. These additional management-level risk committees are responsible for effective risk measurement, management and reporting of their respective risk categories. The Chief Risk Officer is an active member of each of the management-level risk committees.

Risk appetite is an integral element of our business and capital planning processes through our Risk Committee and Risk Management Committee. We use our risk appetite processes to promote appropriate alignment of risk, capital and performance tactics, while also considering risk capacity and appetite constraints from both financial and non-financial risks. Our Risk Committee, in collaboration with our Risk Management Committee, approves our risk appetite on an annual basis, or more frequently, as needed to reflect changes in the risk environment, with the goal of ensuring that our risk appetite remains consistent with our strategic plans and business operations, regulatory environment and our shareholders' expectations. Reports relating to our risk appetite and strategic plans, and our ongoing monitoring thereof, are regularly presented to our various management-level risk oversight and planning committees and to the Risk Committee of our board of directors.

As noted above, we have a Risk Management Committee that provides regular oversight of specific areas of risk within the tolerances and framework established by our Risk Committee and board of directors. The Chief Risk Officer, as Chairman of our Risk Management Committee, reports on a regular basis to the Risk Committee of our board of directors regarding our enterprise-wide risk profile and other significant risk management issues. The materials presented to the Risk Committee summarize our risk profile as well as critical and emerging risks; detail all material instances where the Chief Risk Officer’s assessment of risk differs from that of our senior management; highlight instances where risks exceed the Risk Committee’s previously-established risk appetite tolerance levels; and discuss management actions and strategies in place to ensure risks are addressed and return to levels within our risk appetite tolerances. Our Chief Risk Officer also reports to the Risk Committee of the board of directors on the effectiveness of the design and implementation of our enterprise-wide risk management strategy and framework and his work with other senior associates to ensure the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis.

Various departments within Pinnacle Bank, working with our Chief Risk Officer, are responsible for developing policies and procedures to effectively monitor risks within their areas. Our compliance department is responsible for developing policies and procedures and monitoring our compliance with applicable laws and regulations. Our information technology department is responsible for maintaining a risk assessment of our information and cybersecurity risks and ensuring appropriate controls are in place in an effort to manage and control such risks, including designing appropriate testing plans to ensure the integrity of information and cybersecurity controls as discussed more fully in Item 1C. Cybersecurity in Part I, Item 1 elsewhere in this Annual Report on Form 10-K. Further, our internal audit function performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee.

Additionally, we have various management committees monitoring and implementing policies to effectively monitor risk. Our Climate Sustainability management committee established in 2022 monitors the risk of compliance with applicable climate sustainability regulations as well as the physical and transition risks of our company. The Corporate Social Responsibility management committee is responsible for managing and implementing policy regarding certain Human Capital Risk both from an associate perspective as well as a supplier perspective. Additionally, our Risk Management Committee regularly assesses our enterprise-wide risk profile and key and emerging risk issues.

Role of the Board of Directors

In its oversight role of our risk management function, our board of directors, acting principally, but not exclusively, through a Risk Committee comprised solely of independent directors, focuses on the strategies, analyses and conclusions of management relating to identifying, understanding and managing risks so as to optimize total shareholder value, while balancing prudent business and safety and soundness considerations. The Risk Committee (or in some cases the full board of directors) fulfills the overarching oversight role for the risk management process, including approving risk appetite and tolerance levels, risk policies and limits, monitoring key and emerging risks, and reviewing risk assessment results. The Risk Committee strives to ensure that business decisions are executed within appropriate risk tolerances. The Risk Committee is responsible for overseeing senior management’s establishment and operation of our risk framework and our strategic and capital plans are aligned with the risk appetite approved by the Risk Committee of our board of directors. The Risk Committee serves as the primary point of contact between our board of directors, our Chief Risk Officer and the rest of the Risk Management Committee.

In addition, oversight of certain risk is allocated to other committees of the board of directors that meet regularly and report to our board of directors, including the Audit, Climate Sustainability and Human Resources and Compensation Committees.

Our board of directors, acting through the Risk Committee, has approved a risk appetite statement from management that seeks to balance the amount of risk we are willing to take as we seek to achieve our financial performance objectives, i.e. growth, soundness and returns. As such, our board of directors, principally acting through the Risk Committee, routinely monitors a host of risk metrics from both business and operational units, as well as by risk category, in an effort to appropriately balance the manner in which our performance aligns with our risk appetite. The Risk Committee and members of senior management, including the Chief Risk Officer, review assessments of our risk ratings within each of our key areas of risk on a regular basis. The Chief Risk Officer’s report to the Risk Committee includes the assessment and direction of risk within each key area, an assessment of critical factors that influence firm risks, emerging risks, as well as the status of risk actions management is taking to mitigate and control key risks. These reviews are done in an effort to ensure performance alignment with our risk appetite, and where appropriate, trigger adjustments to applicable business strategies and tactics where risks approach our risk tolerance limits.

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

Recently Adopted and Issued Accounting Pronouncements

See "Part II- Item 8. Financial Statements - Note 1. - Summary of Significant Accounting Policies" of this Report for further information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 52 through 83 and is incorporated herein by reference.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2024, the Company's internal control over financial reporting is effective based on the criteria set forth by COSO.

The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting. This report appears on page 90 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Nashville, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2025 expressed an unqualified opinion.

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

Allowance for Credit Losses on Loans – Reasonable and Supportable Forecast

As described in Note 1 Summary of Significant Accounting Policies and Note 5 Loans and Allowance for Credit Losses to the consolidated financial statements, the Company’s consolidated allowance for credit losses on loans was $414.5 million as of December 31, 2024, and provision for credit losses on loans was $125.6 million for the year then ended. The Company primarily employed a probability of default (“PD”) and loss given default (“LGD”) modeling approach. The PD assumption of the Company’s ACL model utilized historical correlations between default experience, loan level attributes, and certain macroeconomic factors as determined through a statistical regression analysis. Projected macroeconomic factors obtained from an independent third party are utilized to predict quarterly loss rates of default based on the statistical PD models. Adjustments are made to predicted default rates based on other quantitative and qualitative information not utilized as a direct input in the statistical models. The predicted quarterly default rates are then applied to the estimated future exposure at default over a period of time determined to be reasonable and supportable, and then projected losses revert to long term historical averages. The Company applies subjective judgments and assumptions in the selection and application of the projected macroeconomic conditions estimating the reasonable and supportable forecast.

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

Performed substantive testing over the reasonable and supportable forecast including:

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
February 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Nashville, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited Pinnacle Financial Partners, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements") and our report dated February 25, 2025 expressed an unqualified opinion.

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
February 25, 2025

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(in thousands)
	December 31,
ASSETS	2024	2023
Cash and noninterest-bearing due from banks	$320,320	$228,620
Restricted cash	93,645	86,873
Interest-bearing due from banks	3,021,960	1,914,856
Cash and cash equivalents	3,435,925	2,230,349

Securities purchased under agreements to resell	66,449	558,009
Securities available-for-sale, at fair value	5,582,369	4,317,530
Securities held-to-maturity (fair value of $2.6 billion and $2.8 billion, net of allowance for credit losses of $1.7 million and $1.7 million at Dec. 31, 2024 and 2023, respectively)	2,798,899	3,006,357
Consumer loans held-for-sale	175,627	104,217
Commercial loans held-for-sale	19,700	9,280

Loans	35,485,776	32,676,091
Less allowance for credit losses	(414,494)	(353,055)
Loans, net	35,071,282	32,323,036

Premises and equipment, net	311,277	256,877
Equity method investment	436,707	445,223
Accrued interest receivable	214,080	217,491
Goodwill	1,849,260	1,846,973
Core deposits and other intangible assets	21,423	27,465
Other real estate owned	1,278	3,937
Other assets	2,605,173	2,613,139
Total assets	$52,589,449	$47,959,883

Deposits:
Non-interest-bearing	$8,170,448	$7,906,502
Interest-bearing	14,125,194	11,365,349
Savings and money market accounts	16,197,397	14,427,206
Time	4,349,953	4,840,753
Total deposits	42,842,992	38,539,810
Securities sold under agreements to repurchase	230,244	209,489
Federal Home Loan Bank advances	1,874,134	2,138,169
Subordinated debt and other borrowings	425,821	424,938
Accrued interest payable	55,619	66,967
Other liabilities	728,758	544,722
Total liabilities	46,157,568	41,924,095
Shareholders' equity:
Preferred stock, no par value; 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at Dec. 31, 2024 and 2023, respectively	217,126	217,126
Common stock, par value $1.00; 180.0 million shares authorized; 77.2 million and 76.8 million shares issued and outstanding at Dec. 31, 2024 and 2023, respectively	77,242	76,767
Additional paid-in capital	3,129,680	3,109,493
Retained earnings	3,175,777	2,784,927
Accumulated other comprehensive loss, net of taxes	(167,944)	(152,525)
Total shareholders' equity	6,431,881	6,035,788
Total liabilities and shareholders' equity	$52,589,449	$47,959,883

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share information)

	For the years ended December 31,
	2024	2023	2022
Interest income:
Loans, including fees	$2,221,063	$1,950,365	$1,182,492
Securities:
Taxable	220,666	140,308	67,063
Tax-exempt	97,779	97,625	81,522
Federal funds sold and other	158,590	165,070	42,858
Total interest income	2,698,098	2,353,368	1,373,935

Interest expense:
Deposits	1,203,455	983,118	204,119
Securities sold under agreements to repurchase	5,392	3,744	794
Federal Home Loan Bank advances and other borrowings	123,661	104,388	39,729
Total interest expense	1,332,508	1,091,250	244,642
Net interest income	1,365,590	1,262,118	1,129,293
Provision for credit losses	120,589	93,596	67,925
Net interest income after provision for credit losses	1,245,001	1,168,522	1,061,368

Noninterest income:
Service charges on deposit accounts	59,394	49,223	44,675
Investment services	67,572	52,432	46,441
Insurance sales commissions	13,753	13,670	12,186
Gains on mortgage loans sold, net	11,136	6,511	7,268
Investment gains (losses) on sales, net	(71,854)	(19,674)	156
Trust fees	33,219	26,683	23,511
Income from equity method investment	63,172	85,402	145,466
Gain on sale of fixed assets	2,258	86,048	457
Other noninterest income	192,528	132,958	135,964
Total noninterest income	371,178	433,253	416,124

Noninterest expense:
Salaries and employee benefits	621,031	531,828	510,175
Equipment and occupancy	166,002	138,980	109,672
Other real estate expense, net	220	315	280
Marketing and other business development	26,668	23,914	21,073
Postage and supplies	12,049	11,143	10,168
Amortization of intangibles	6,254	7,090	7,810
Other noninterest expense	202,746	174,499	120,821
Total noninterest expense	1,034,970	887,769	779,999
Income before income taxes	581,209	714,006	697,493
Income tax expense	106,153	151,854	136,751
Net income	$475,056	$562,152	$560,742
Preferred stock dividends	(15,192)	(15,192)	(15,192)
Net income available to common shareholders	$459,864	$546,960	$545,550

Per share information:
Basic net income per common share	$6.01	$7.20	$7.20
Diluted net income per common share	$5.96	$7.14	$7.17
Weighted average common shares outstanding:
Basic	76,460,926	76,016,370	75,735,404
Diluted	77,131,330	76,647,543	76,133,865

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income:	$475,056	$562,152	$560,742
Other comprehensive income (loss), net of tax:
Changes in fair value on available-for-sale securities, net of tax	(34,608)	48,038	(283,382)
Changes in fair value of cash flow hedges, net of tax	(19,902)	(7,414)	1,002
Accretion of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	(6,010)	(7,454)	(5,477)
Net gain on cash flow hedges reclassified from other comprehensive income into net income, net of tax	(8,999)	(9,689)	(9,975)
Net loss (gain) on sale of investment securities reclassified from other comprehensive income into net income, net of tax	54,100	14,755	(115)
Total other comprehensive income (loss), net of tax	(15,419)	38,236	(297,947)
Total comprehensive income	$459,637	$600,388	$262,795

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share information)
For the each of the years in the three-year period ended December 31, 2024

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Amount	Shares	Amount
December 31, 2021	$217,126	76,143	$76,143	$3,045,802	$1,864,350	$107,186	$5,310,607
Exercise of employee common stock options, stock appreciation rights and related tax benefits	—	16	16	312	—	—	328
Preferred dividends paid	—	—	—	—	(15,192)	—	(15,192)
Common dividends paid	—	—	—	—	(68,194)	—	(68,194)
Issuance of restricted common shares, net of forfeitures	—	250	250	(250)	—	—	—
Restricted shares withheld for taxes & related tax benefit	—	(51)	(51)	(4,991)	—	—	(5,042)
Issuance of common stock pursuant to performance-based vesting (PSUs) and time-based vesting (RSUs) restricted stock units, net of shares withheld for taxes and related tax benefit	—	96	96	(5,558)	—	—	(5,462)
Compensation expense for restricted shares, RSUs and PSUs	—	—	—	39,552	—	—	39,552
Net income	—	—	—	—	560,742	—	560,742
Other comprehensive loss	—	—	—	—	—	(297,947)	(297,947)
December 31, 2022	$217,126	76,454	$76,454	$3,074,867	$2,341,706	$(190,761)	$5,519,392
Cumulative change due to accounting pronouncement (1)	—	—	—	—	(35,002)	—	(35,002)
Exercise of employee common stock options, stock appreciation rights and related tax benefits	—	40	40	931	—	—	971
Preferred dividends paid	—	—	—	—	(15,192)	—	(15,192)
Common dividends paid	—	—	—	—	(68,737)	—	(68,737)
Issuance of restricted common shares, net of forfeitures	—	235	235	(235)	—	—	—
Restricted shares withheld for taxes & related tax benefit	—	(59)	(59)	(4,127)	—	—	(4,186)
Issuance of common stock pursuant to PSUs and RSUs, net of shares withheld for taxes and related tax benefit	—	97	97	(3,822)	—	—	(3,725)
Compensation expense for restricted shares, RSUs and PSUs	—	—	—	41,879	—	—	41,879
Net income	—	—	—	—	562,152	—	562,152
Other comprehensive income	—	—	—	—	—	38,236	38,236
December 31, 2023	$217,126	76,767	$76,767	$3,109,493	$2,784,927	$(152,525)	$6,035,788
Preferred dividends paid	—	—	—	—	(15,192)	—	(15,192)
Common dividends paid	—	—	—	—	(69,014)	—	(69,014)
Issuance of restricted common shares, net of forfeitures	—	232	232	(232)	—	—	—
Restricted shares withheld for taxes & related tax benefit	—	(68)	(68)	(5,774)	—	—	(5,842)
Issuance of common stock pursuant to PSUs and RSUs, net of shares withheld for taxes and related tax benefit	—	311	311	(14,741)	—	—	(14,430)
Compensation expense for restricted shares, RSUs and PSUs	—	—	—	40,934	—	—	40,934
Net income	—	—	—	—	475,056	—	475,056
Other comprehensive loss	—	—	—	—	—	(15,419)	(15,419)
December 31, 2024	$217,126	77,242	$77,242	$3,129,680	$3,175,777	$(167,944)	$6,431,881

(1) Represents the impact of Banker's Healthcare Group's adoption of ASU 2016-13. See Note 2. Equity Method Investment.

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the years ended December 31,
	2024	2023	2022
Operating activities:
Net income	$475,056	$562,152	$560,742
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	51,028	58,792	65,838
Depreciation, amortization and accretion	98,582	78,698	62,298
Provision for credit losses	120,589	93,596	67,925
Gains on mortgage loans sold, net	(11,136)	(6,511)	(7,268)
Investment losses (gains) on sales, net	71,854	19,674	(156)
Gain on other equity investments, net	(17,112)	(8,732)	(10,605)
Stock-based compensation expense	40,934	41,879	39,552
Deferred tax expense (benefit)	(19,351)	72,368	19,740
Losses (gains) on disposition of other real estate and other investments	130	13	(179)
Gain on sale of fixed assets	(2,258)	(86,048)	(457)
Gain on remeasurement of previously held noncontrolling interest	—	—	(5,500)
Income from equity method investment	(63,172)	(85,402)	(145,466)
Dividends received from equity method investment	71,689	36,694	63,114
Excess tax benefit from stock compensation	(2,806)	(208)	(3,027)
Gains on commercial loans sold, net	(1,403)	(643)	(2,275)
Commercial loans held for sale originated	(275,558)	(368,588)	(498,312)
Commercial loans held for sale sold	266,541	381,045	497,180
Consumer loans held for sale originated	(2,501,976)	(1,754,147)	(1,578,168)
Consumer loans held for sale sold	2,441,701	1,698,679	1,589,005
Decrease (increase) in other assets	6,524	(262,851)	(82,436)
Increase (decrease) in other liabilities	154,450	7,944	(26,620)
Net cash provided by operating activities	904,306	478,404	604,925
Investing activities:
Activities in securities available-for-sale:
Purchases	(2,649,357)	(1,114,808)	(699,293)
Sales	898,880	312,574	29,501
Maturities, prepayments and calls	324,630	139,251	417,348
Activities in securities held-to-maturity:
Purchases	(5,000)	—	(968,449)
Maturities, prepayments and calls	183,341	43,639	74,770
Net decrease (increase) in securities purchased under agreements to resell	491,560	(44,733)	486,724
Increase in loans, net	(2,946,232)	(3,812,426)	(5,508,750)
Purchase of loans	(10,042)	—	(125,600)
Proceeds from sale of loans	69,812	117,216	—
Purchases of premises and equipment and software	(94,516)	(78,256)	(63,522)
Purchase of bank owned life insurance	—	(244,000)	(100,000)
Proceeds from bank owned life insurance settlement	4,160	3,992	1,951
Proceeds from bank owned life insurance surrender	141,308	—	—
Proceeds from sales of software, premises, and equipment	5,946	198,920	698
Acquisitions, net of cash acquired	—	—	(30,896)
Proceeds from sale of other real estate	4,308	6,018	994
Purchase of derivative instruments	—	—	(95,734)
Proceeds from sale (purchase) of Federal Home Loan Bank stock, net	5,181	(36,829)	(12,389)
Purchase of other intangible assets	(2,499)	—	(825)
Increase in other investments	(93,932)	(92,997)	(90,967)
Net cash used in investing activities	(3,672,452)	(4,602,439)	(6,684,439)

(in thousands)	For the years ended December 31,
	2024	2023	2022
Financing activities:
Net increase in deposits	4,303,213	3,578,604	3,661,396
Net increase in securities sold under agreements to repurchase	20,755	14,579	42,351
Federal Home Loan Bank: Advances	454,650	3,425,000	500,000
Federal Home Loan Bank: Repayments/maturities	(700,034)	(1,750,001)	(925,000)
Repayment of other borrowings	—	—	(29,547)
Principal payments of finance lease obligation	(384)	(311)	(281)
Issuance of common stock pursuant to performance-based vesting (PSUs) and time-based vesting (RSUs) restricted stock units, net of shares withheld for taxes and related tax benefit	(14,430)	(3,725)	(5,462)
Exercise of common stock options, net of shares surrendered for taxes	(5,842)	(3,215)	(4,714)
Common stock dividends paid	(69,014)	(68,737)	(68,194)
Preferred stock dividends paid	(15,192)	(15,192)	(15,192)
Net cash provided by financing activities	3,973,722	5,177,002	3,155,357
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,205,576	1,052,967	(2,924,157)
Cash, cash equivalents and restricted cash, beginning of year	2,230,349	1,177,382	4,101,539
Cash, cash equivalents and restricted cash, end of year	$3,435,925	$2,230,349	$1,177,382
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a financial holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank (Pinnacle Bank).  Pinnacle Bank is a Tennessee state-chartered commercial bank headquartered in Nashville, Tennessee. Pinnacle Bank also holds a 49% interest in Bankers Healthcare Group, LLC (BHG), a company that primarily serves as a full-service commercial loan provider to healthcare and other professional practices and providers but also makes consumer loans for various purposes. The investment in BHG previously held by Pinnacle Financial was contributed to Pinnacle Bank effective September 30, 2022. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance and comprehensive wealth management services, in several primarily urban markets and their surrounding communities.

On March 1, 2022, Pinnacle Bank acquired the remaining 80% outstanding membership interest of JB&B Capital, LLC (JB&B) that it did not previously own for a cash price of $32.0 million. JB&B is a commercial equipment financing business headquartered in Knoxville, TN. Pinnacle Bank had previously acquired 20% of JB&B in 2017. Pinnacle Financial accounted for the acquisition of JB&B under the acquisition method in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. At the acquisition date JB&B's net assets were initially recorded at a fair value of $12.9 million, consisting mainly of loans and leases receivable. JB&B's $29.5 million of indebtedness was also paid off in connection with consummation of the acquisition. The preexisting noncontrolling interest of JB&B held by Pinnacle Bank was remeasured at a fair value of $8.0 million on the acquisition date resulting in a gain on remeasurement of $5.5 million that was recorded in other noninterest income during the year ended December 31, 2022. The purchase price allocations for the acquisition of JB&B were finalized during the first quarter of 2023.

During 2024, a subsidiary of Pinnacle Bank completed an asset purchase for a cash price of $2.5 million that impacted goodwill and intangible assets as shown in the table below. Pinnacle Financial accounted for the asset purchase under the acquisition method in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations. Accordingly, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. As all assets purchased were considered intangible in nature, the purchase price was allocated between intangible assets and goodwill based on the estimated fair value of assets purchased. The purchase price allocations for the asset purchase are preliminary and will be finalized upon the receipt of final valuations of intangible assets but are not expected to materially change.

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

Impairment — Long-lived assets, including purchased intangible assets subject to amortization, such as core deposit intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Pinnacle Financial had $21.4 million and $27.5 million of long-lived intangibles at December 31, 2024 and 2023, respectively.

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

Pinnacle Financial performed a qualitative assessment of goodwill as of September 30, 2024, its annual assessment date, by examining changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in the share price of Pinnacle Financial's common stock. The results of the qualitative assessment indicated that it was more likely than not that the estimated fair value of Pinnacle Financial's sole reporting unit exceeded its carrying value amount at September 30, 2024 and, therefore, no goodwill impairment was recorded.

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

	Goodwill	Core deposit and other intangible assets	Total
Balance at December 31, 2023	$1,846,973	$27,465	$1,874,438
Acquisitions and purchase of other intangible asset	2,287	212	2,499
Amortization	—	(6,254)	(6,254)
Balance at December 31, 2024	$1,849,260	$21,423	$1,870,683

The following table presents the gross carrying amount and accumulated amortization for the core deposit and other intangible assets (in thousands):

	December 31, 2024	December 31, 2023
Gross carrying amount	$117,423	$117,211
Accumulated amortization	(96,000)	(89,746)
Net book value	$21,423	$27,465

Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold, short-term discount notes and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2024 as follows (in thousands):

	For the years ended December 31,
	2024	2023	2022
Cash Payments:
Interest	$1,342,635	$1,042,542	$236,463
Income taxes paid	30,763	99,890	128,850
Noncash Transactions:
Loans charged-off to the allowance for credit losses	99,205	76,725	54,176
Loans foreclosed upon with repossessions transferred to other real estate	1,780	2,016	230
Loans foreclosed upon with repossessions transferred to other repossessed assets	197	561	—
Available-for-sale securities transferred to held-to-maturity portfolio	—	—	1,059,737
Proceeds receivable from restructure of bank owned life insurance policies	—	141,547	—
Right-of-use assets recognized in the period in exchange for lease obligations	26,428	205,776	42,413

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

Securities Purchased Under Agreements to Resell — Pinnacle Financial has entered into repurchase agreement transactions with certain financial institution counterparties under agreements to resell the securities. Securities purchased under agreements to resell are reflected in the accompanying consolidated balance sheets at the amount of cash held by the counterparty in connection with each transaction. Certain of these agreements may contain penalties for terminating the agreements prior to their maturity dates. During 2024, Pinnacle Financial terminated an agreement to resell $500.0 million of securities purchased with an agreement to resell to reposition these funds into higher yielding assets. In connection with terminating the agreement, Pinnacle Financial paid approximately $27.6 million in fees which are included in other noninterest expense.

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

Loans are reported at their outstanding principal balances, net of applicable purchase accounting and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method. At December 31, 2024 and 2023, net deferred loan fees of $3.7 million and $4.8 million, respectively, were included as a reduction to loans on the accompanying consolidated balance sheets.

As part of our routine credit monitoring process, commercial loans receive risk ratings by the assigned financial advisor and are subject to validation by our independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Pinnacle Financial believes that its categories follow those outlined by the FDIC, Pinnacle Bank's primary federal regulator. At December 31, 2024, approximately 80.3% of Pinnacle Financial's loan portfolio was specifically assigned a risk rating. Certain consumer loans and commercial relationships that possess certain qualifying characteristics, including individually smaller balances, are generally not assigned an individual risk rating but are evaluated collectively for credit risk as a homogeneous pool of loans and individually as either accrual or nonaccrual based on the performance of the loan.

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

Purchased Loans — Purchased loans, including loans acquired through a merger, are initially recorded at fair value on the date of purchase. Purchased loans that contain evidence of post-origination credit deterioration as of the purchase date are carried at the net present value of expected future cash flows. All other purchased loans are recorded at their initial fair value, and adjusted for subsequent advances, pay downs, amortization or accretion of any fair value premium or discount on purchase, charge-offs and any other adjustment to carrying value. In accordance with ASC Topic 805, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities as of the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (Day 1 Fair Values).

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

In determining the Day 1 Fair Values of purchased loans without evidence of post-origination credit deterioration at the date of acquisition, management includes (i) no carryover of any previously recorded allowance for credit losses (allowance) and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest and expected loss, given the risk profile and risk rating assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

Purchased loans that contain evidence of credit deterioration on the date of purchase are individually evaluated by management to determine the estimated fair value of each loan. This evaluation includes no carryover of any previously recorded allowance. In determining the estimated fair value of purchased loans with evidence of credit deterioration, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods and net present value of cash flows expected to be received.

In determining the Day 1 Fair Values of purchased loans with evidence of credit deterioration, management calculates a non-accretable difference (the credit risk component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management's determination of the Day 1 Fair Values. Subsequent increases in expected cash flows will result in an adjustment to accretable yield, which will have a positive impact on interest income. Subsequent decreases in expected cash flows will generally result in increased provision for credit losses. Subsequent increases in expected cash flows following any previous decrease will result in a reversal of the provision for credit losses to the extent of prior charges and then an adjustment to accretable yield. The accretable difference on purchased loans with evidence of credit deterioration is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. For purchased loans with evidence of credit deterioration for which the expected cash flows cannot be forecasted, these loans are deemed to be collateral dependent, are recorded at their fair value and are placed on nonaccrual, with interest payments recorded on a cash basis, as appropriate.

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
•Commercial and industrial loans - Commercial and industrial loans include loans and leases to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows.
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

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. At December 31, 2024, a reasonable and supportable period of fifteen months was utilized for all loan segments, followed by a twelve month straight line reversion to long term averages.

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

The starting point for the estimate of the allowance for credit losses on loans is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. Pinnacle Financial uses a PD/LGD model to determine the allowance for credit losses on loans. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses on loans because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses on loans is generally not recorded upon modification. Occasionally, a loan modification will be granted by providing principal forgiveness on certain loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses on loans. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses on loans.

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

Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums, deferred loan fees and costs and accrued interest receivable. Accrued interest receivable is presented separately on the balance sheets and as allowed under Accounting Standards Update (ASU) 2016-13 Financial Instruments - Credit Losses is excluded from the tabular loan disclosures in Note 5. Loans and Allowance for Credit Losses.

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

Premises and Equipment and Leaseholds — Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful lives of the assets or the expected lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and forty years.

Pinnacle Financial, or a subsidiary of Pinnacle Financial, is the lessee with respect to multiple office locations. At December 31, 2024, all such leases were being accounted for as operating leases within the accompanying consolidated financial statements, with the exception of one lease agreement classified as a finance lease. Pinnacle Financial recognizes right-of-use assets and lease liabilities reflecting the present value of future minimum lease payments under its lease agreements in accordance with Accounting Standards Update 2016-02, Leases.

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

Included in the accompanying consolidated balance sheet at December 31, 2024 and 2023 is $1.3 million and $3.9 million, respectively, of OREO with no related property-specific valuation allowances in either period. During the years ended December 31, 2024, 2023 and 2022, Pinnacle Financial had a net foreclosed real estate expense of $220,000, $315,000 and $280,000, respectively.

Other Assets — Included in other assets as of December 31, 2024 and 2023, is approximately $10.0 million and $10.8 million, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial's primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to five years. For the years ended December 31, 2024, 2023, and 2022, Pinnacle Financial's amortization expense was approximately $4.6 million, $3.3 million and $2.8 million, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Bank has outstanding borrowings, including the Federal Home Loan Bank of Cincinnati (FHLB). At December 31, 2024 and 2023, the cost of these investments was $111.9 million and $117.0 million, respectively. Pinnacle Financial determined that cost approximates the fair value of these investments. Additionally, Pinnacle Financial has recorded certain investments in other non-public entities and funds at fair value of $176.6 million and $157.1 million at December 31, 2024 and 2023, respectively. During 2024, 2023 and 2022, Pinnacle Financial recorded net gains of $3.2 million, $3.1 million and $10.6 million, respectively, on these investments due to changes in their fair value. Pinnacle Financial has an investment in twelve statutory business trusts valued at $4.0 million as of December 31, 2024. The statutory business trusts were established to issue preferred securities, the dividends for which are paid with interest payments Pinnacle Financial makes on subordinated debentures it issued to the statutory business trusts.

Pinnacle Bank is the owner and beneficiary of various life insurance policies on certain key executives and certain current and former directors and associates, including policies that were acquired in mergers. Collectively, these policies are reflected in other assets in the accompanying consolidated balance sheets at their respective cash surrender values. At December 31, 2024 and 2023, the aggregate cash surrender value of these policies was approximately $1.0 billion and $995.2 million, respectively. Noninterest income related to these policies was $39.7 million, $15.8 million, and $21.0 million, during the years ended December 31, 2024, 2023 and 2022, respectively.

Also, as part of Pinnacle Bank's compliance with the Community Reinvestment Act (CRA), it has investments in low income housing entities totaling $324.2 million and $260.5 million, net, as of December 31, 2024 and 2023, respectively. Included in its CRA investments are investments of $201.6 million and $162.1 million at December 31, 2024 and 2023, respectively, net of amortization, that qualify for federal low income housing tax credits. The investments are accounted for under the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received. The amortization and benefits are recognized as a component of income tax expense in the consolidated statements of income.

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

Pinnacle Financial may enter into a credit default swap (CDS), such as it did during 2024, in which a counterparty assumes a first loss position on certain assets and Pinnacle Financial pays a fee for the loss protection. The CDS qualifies as a derivative, but is not designated as a hedging instrument. Changes in the CDS are recognized as a gain or loss in current period earnings in other noninterest income. Loss protection fees are recognized in other noninterest expense.

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

Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and state income tax returns, pursuant to each state's filing requirements. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. Pinnacle Financial has a Real Estate Investment Trust subsidiary that files a separate federal tax return, but its income is included in the consolidated group's return as required by the federal tax laws. Pinnacle Financial remains open to audit under the statute of limitations by the IRS and the states in which Pinnacle operates for the years ended December 31, 2021 through 2024.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Pinnacle Financial recognized $41,000, $80,000 and $264,000 in interest and penalties related to income tax matters for the years ended December 31, 2024, 2023 and 2022, respectively.

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

As of December 31, 2024, there were no stock options outstanding to purchase common shares. For the years ended December 31, 2024, 2023 and 2022, respectively, 670,404, 631,173 and 398,461 of dilutive stock options, dilutive restricted shares and dilutive restricted share units, including those with performance-based vesting provisions, were included in the diluted earnings per common share calculation under the treasury stock method. For the years ended December 31, 2024, 2023 and 2022, there were a combined 107,548, 484,871 and 263,573 respectively, of restricted shares, restricted stock units and performance stock units excluded from the calculation because they were deemed to be antidilutive.

The following is a summary of the basic and diluted earnings per common share calculation for each of the years in the three-year period ended December 31, 2024 (dollars in thousands except earnings per share):

	December 31, 2024	December 31, 2023	December 31, 2022
Basic earnings per common share calculation:
Numerator - Net income available to common shareholders	$459,864	$546,960	$545,550

Denominator – Weighted average common shares outstanding	76,460,926	76,016,370	75,735,404
Basic net income per common share	$6.01	$7.20	$7.20

Diluted earnings per common share calculation:
Numerator - Net income available to common shareholders	$459,864	$546,960	$545,550

Denominator – Weighted average common shares outstanding	76,460,926	76,016,370	75,735,404
Dilutive shares contingently issuable	670,404	631,173	398,461
Weighted average diluted common shares outstanding	77,131,330	76,647,543	76,133,865
Diluted net income per common share	$5.96	$7.14	$7.17

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

Comprehensive Income (Loss) — Comprehensive income (loss) consists of the total of all components of comprehensive income (loss) including net income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but excluded from net income (loss). As of December 31, 2024, 2023 and 2022, Pinnacle Financial's other comprehensive income (loss) consists primarily of unrealized gains and losses on securities available-for-sale, net of deferred tax expense (benefit) and unrealized gains (losses) on derivative hedging relationships.

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

Recently Adopted Accounting Pronouncements — In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and has issued subsequent amendments thereto, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was initially effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued an update to Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting with Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which updated the effective date to be March 12, 2020 through December 31, 2024. Pinnacle Financial implemented a transition plan to identify and convert its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. Pinnacle Financial has moved substantially all of its LIBOR-based loans to its preferred replacement index, a Secured Overnight Financing Rate (SOFR) based index as of December 31, 2024. For Pinnacle Financial's currently outstanding LIBOR-based loans, the timing and manner in which each customer's interest rate transitions to a replacement index will vary on a case-by-case basis and should occur at the next repricing date for these loans.

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

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which adds required disclosures of significant expenses for each reportable segment and certain other disclosures to help users of the financial statements understand how the chief operating decision maker ("CODM") evaluates segment expenses and operating results on an annual and interim basis. The amendments also require that entities disclose the titles and positions of the CODM. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Pinnacle Financial adopted ASU 2023-07 on January 1, 2024 and has included the required disclosures in Note 23. Segment Reporting.

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

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which amends the guidance to require additional disaggregation and disclosures about certain expenses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Pinnacle Financial is assessing ASU 2024-03 and its potential impact on its accounting and disclosures.

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

Subsequent Events — ASC Topic 855,  Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after December 31, 2024 through the date of the issued financial statements.

In January 2025, Pinnacle Financial's lease in connection with its previously announced headquarters relocation commenced. See Note 7. Premises and Equipment and Lease Commitments for the impact the commencement of the lease would have had on disclosures if it occurred on December 31, 2024.

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

On March 1, 2016, Pinnacle Financial, Pinnacle Bank and the other members of BHG entered into an Amended and Restated Limited Liability Company Agreement of BHG and subsequently entered into a Second Amended and Restated Limited Liability Company Agreement on February 2, 2021. The Second Amended and Restated Limited Liability Company Agreement, provides for, among other things, the following terms:

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

In accordance with Regulation S-X 3-09, the audited consolidated balance sheets of BHG as of September 30, 2024 and 2023, and the related consolidated statements of income, comprehensive income, members’ equity, and cash flows for each of the three years in the period ended September 30, 2024 are filed herewith as Exhibit 99.1 as a result of the fact that Pinnacle Bank’s share of BHG’s pre-tax net income for the year ended December 31, 2022 exceeded 20% of Pinnacle Financial’s consolidated pre-tax net income for the same period. Pinnacle Bank's share of BHG's pre-tax net income for the years ended December 31, 2024 and 2023 did not exceed 20% of Pinnacle Financial's consolidated pre-tax net income for the same periods. BHG has a fiscal year-end of September 30th.

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

At December 31, 2024, Pinnacle Financial has recorded technology, trade name and customer relationship intangibles of BHG, net of related amortization, of $5.7 million compared to $6.0 million as of December 31, 2023. Amortization expense of $237,000 was included in Pinnacle Financial's results for the year ended December 31, 2024 compared to $349,000 for 2023 and $512,000 for 2022. Accretion income of $139,000 was included in Pinnacle Financial's results for the year ended December 31, 2024, while $225,000 of accretion income was recorded in 2023 and $718,000 was recorded in 2022. Additionally, at December 31, 2024, Pinnacle Financial had recorded accretable discounts associated with certain liabilities of BHG of $100,000 compared to $200,000 as of December 31, 2023.

During the year ended December 31, 2024, Pinnacle Bank received dividends from BHG of $71.7 million, compared to $36.7 million during the year ended December 31, 2023 and $63.1 million received by Pinnacle Bank and Pinnacle Financial in the aggregate during the year ended December 31, 2022, respectively. Pinnacle Financial's and Pinnacle Bank's share of earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated.

Pinnacle Bank has a participating interest in a $675.0 million revolving line of credit for the benefit of BHG in the amount of $150.0 million. At December 31, 2024, there was $82.8 million of outstanding balance on the line related to Pinnacle Bank's interest in the line. The line accrues interest at SOFR plus 200 basis points and is secured by all assets of BHG. The credit agreement contains covenants requiring BHG to maintain certain financial ratios and satisfy certain other affirmative and negative covenants. At December 31, 2024, neither BHG nor the originating bank had represented to Pinnacle Bank that BHG was not in compliance, in all material respects, with these covenants. During the year ended December 31, 2024, BHG entered into a new revolving line of credit with Pinnacle Bank in the amount of $50.0 million with no outstanding balance at December 31, 2024. The line accrues interest at SOFR plus 300 basis points and is unsecured. The credit agreement related to this line of credit contains covenants requiring BHG to maintain certain financial ratios and satisfy certain other affirmative and negative covenants. At December 31, 2024, BHG had not represented to Pinnacle Bank that BHG was not in compliance, in all material respects, with these covenants.

BHG partners with third party lenders, including Pinnacle Bank, to facilitate loan originations as part of BHG’s alternative financing portfolio, whereby BHG acts as the marketing firm and refers loans to the third party lenders for funding. The third party lenders receive a fee for each loan funded and subsequently sold to BHG. These loans are ultimately sold through BHG's network of clients, which includes Pinnacle Bank. During the years ended December 31, 2024, 2023 and 2022, respectively, BHG purchased $1.8 billion, $1.4 billion and $1.0 billion of loans originated by Pinnacle Bank, respectively. Pinnacle Bank purchases loans from BHG at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. During the years ended December 31, 2024 and 2023, Pinnacle Bank purchased no joint ventures loans from BHG. During the year ended December 31, 2022, Pinnacle Bank purchased $125.6 million of joint venture loans from BHG. The yield on this portfolio to Pinnacle Bank is anticipated to be between 4.50% and 6.00% per annum. At December 31, 2024 and 2023, there were $161.7 million and $263.0 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. During the year ended December 31, 2024, Pinnacle Bank sold $30.7 million of joint venture loans back to BHG at par. During the year ended December 31, 2024, Pinnacle Bank purchased $24.2 million in Small Business Administration (SBA) loans from BHG for $10.0 million to facilitate the orderly transition of BHG's decision to exit the SBA loan program. Pinnacle Bank assigned $14.2 million in reserves for these loans in its allowance for credit losses at the time of purchase as they were considered purchased credit deteriorated loans. See Note 5. Loans and Allowance for Credit Losses for additional disclosures.

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

The following summary of BHG's financial position and results of operations as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 are presented as unaudited due to BHG's fiscal year end being September 30 (in thousands):

Banker's Healthcare Group	December 31, 2024	December 31, 2023
Assets	$3,784,225	$4,304,835

Liabilities	$3,257,078	$3,749,821
Equity interests	527,147	555,014
Total liabilities and equity	$3,784,225	$4,304,835

	For the year ended December 31,
	2024	2023	2022
Revenues	$931,909	$1,175,756	$1,110,230
Net income, pre-tax	$129,695	$181,326	$295,186

Note 3.  Restricted Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2024 and 2023, the average daily balance maintained at the Federal Reserve was approximately $2.3 billion and $2.6 billion, respectively.

Restricted cash included on Pinnacle Financial's consolidated balance sheets was $93.6 million and $86.9 million at December 31, 2024 and 2023, respectively. This restricted cash is maintained at banks primarily as collateral for our derivative portfolio.

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

Note 4.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2024 and 2023 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Securities available-for-sale:
U.S Treasury securities	$1,419,727	$28	$14,277	$1,405,478
U.S. Government agency securities	238,636	2	24,572	214,066
Mortgage-backed securities	2,068,950	976	107,567	1,962,359
State and municipal securities	1,537,910	15,382	46,735	1,506,557
Asset-backed securities	45,280	85	27	45,338
Corporate notes and other	476,900	107	28,436	448,571
	$5,787,403	$16,580	$221,614	$5,582,369
Securities held-to-maturity:
U.S Treasury securities	$19,841	$—	$954	$18,887
U.S. Government agency securities	315,286	—	13,719	301,567
Mortgage-backed securities	366,029	6	34,573	331,462
State and municipal securities	1,854,942	1,956	178,744	1,678,154
Asset-backed securities	161,957	41	6,920	155,078
Corporate notes and other	82,551	—	7,447	75,104
	$2,800,606	$2,003	$242,357	$2,560,252
Allowance for credit losses - securities held-to-maturity	(1,707)
Securities held-to-maturity, net of allowance for credit losses	$2,798,899

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2023
Securities available-for-sale:
U.S Treasury securities	$907,990	$2	$14,580	$893,412
U.S. Government agency securities	284,607	—	21,877	262,730
Mortgage-backed securities	1,071,963	444	125,017	947,390
State and municipal securities	1,604,874	26,129	45,108	1,585,895
Asset-backed securities	201,577	338	10,280	191,635
Corporate notes and other	477,761	69	41,362	436,468
	$4,548,772	$26,982	$258,224	$4,317,530
Securities held-to-maturity:
U.S Treasury securities	$90,309	$—	$3,840	$86,469
U.S. Government agency securities	364,769	—	19,187	345,582
Mortgage-backed securities	382,100	637	34,900	347,837
State and municipal securities	1,886,459	6,079	159,027	1,733,511
Asset-backed securities	198,418	—	14,228	184,190
Corporate notes and other	86,009	—	8,414	77,595
	$3,008,064	$6,716	$239,596	$2,775,184
Allowance for credit losses - securities held-to-maturity	(1,707)
Securities held-to-maturity, net of allowance for credit losses	$3,006,357

During the years ended December 31, 2022, 2020 and 2018, Pinnacle Financial transferred, at fair value, $1.1 billion, $873.6 million and $179.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax losses of $1.5 million, net unrealized after tax gains of $69.0 million and net unrealized after tax losses of $2.2 million, respectively, remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of the transfer. At December 31, 2024, approximately $2.8 billion of Pinnacle Financial's investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase. At December 31, 2024, repurchase agreements comprised of secured borrowings totaled $230.2 million and were secured by $230.2 million of pledged U.S. government agency securities, mortgage-backed securities, municipal securities, asset backed securities and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities for the counterparty to remain adequately secured.

The amortized cost and fair value of debt securities as of December 31, 2024 by contractual maturity is shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$104,404	$104,431	$72,584	$71,774
Due in one year to five years	260,862	241,023	297,748	280,994
Due in five years to ten years	408,495	382,963	80,411	73,611
Due after ten years	2,899,412	2,846,255	1,821,877	1,647,333
Mortgage-backed securities	2,068,950	1,962,359	366,029	331,462
Asset-backed securities	45,280	45,338	161,957	155,078
	$5,787,403	$5,582,369	$2,800,606	$2,560,252

At December 31, 2024 and 2023, included in securities available-for-sale were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
U.S. Treasury securities	$1,123,453	$12,223	$177,930	$2,054	$1,301,383	$14,277
U.S. Government agency securities	2,347	18	210,127	24,554	212,474	24,572
Mortgage-backed securities	990,956	9,211	607,659	98,356	1,598,615	107,567
State and municipal securities	446,241	5,590	348,807	41,145	795,048	46,735
Asset-backed securities	30,369	27	—	—	30,369	27
Corporate notes and other	131,073	1,215	274,601	27,221	405,674	28,436
Total temporarily-impaired securities	$2,724,439	$28,284	$1,619,124	$193,330	$4,343,563	$221,614

December 31, 2023
U.S. Treasury securities	$693,621	$11,651	$192,500	$2,929	$886,121	$14,580
U.S. Government agency securities	14,989	11	247,648	21,866	262,637	21,877
Mortgage-backed securities	72,907	1,518	828,251	123,499	901,158	125,017
State and municipal securities	185,108	908	449,212	44,200	634,320	45,108
Asset-backed securities	42,207	254	122,469	10,026	164,676	10,280
Corporate notes and other	12,679	7	403,882	41,355	416,561	41,362
Total temporarily-impaired securities	$1,021,511	$14,349	$2,243,962	$243,875	$3,265,473	$258,224

The applicable date for determining when securities are in an unrealized loss position is December 31, 2024 and 2023. As such, it is possible that a security had a market value less than its amortized cost on other days during the twelve-month periods ended December 31, 2024 and 2023, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at December 31, 2024 and 2023, Pinnacle Financial had unrealized losses of $221.6 million and $258.2 million on $4.3 billion and $3.3 billion, respectively, of securities. The unrealized losses associated with $1.1 billion, $873.6 million and $179.8 million of securities transferred from the available-for-sale portfolio to the held-to-maturity portfolio during the years ended December 31, 2022, 2020 and 2018, respectively, represent unrealized losses since the date of purchase, independent of the impact associated with changes in the cost basis upon transfer between portfolios. As described in Note 1. Summary of Significant Accounting Policies, for any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial, as of December 31, 2024, did not intend to sell those securities that had an unrealized loss at December 31, 2024, and at December 31, 2024 it was not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at December 31, 2024 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at December 31, 2024. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type as described in Note 1. Summary of Significant Accounting Policies. Pinnacle Financial has a zero loss expectation for U.S. treasury securities in addition to U.S government agency securities and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. Credit losses on held-to-maturity state and municipal securities and corporate notes and other securities are estimated using probability of default and loss given default models driven primarily by macroeconomic factors over a reasonable and supportable period of twenty-four months with an eight month reversion to average loss factors. The allowance for credit losses on held-to-maturity securities totaled $1.7 million at both December 31, 2024 and 2023.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At December 31, 2024, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or in preparation of anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, and to improve yields in Pinnacle Financial's securities portfolio, during the years ended December 31, 2024, 2023 and 2022, available-for-sale securities of approximately $898.9 million, $312.6 million and $29.5 million, respectively, were sold, resulting in gross realized gains of $443,000, $321,000 and $292,000, and gross realized losses of $72.3 million, $20.0 million and $136,000, respectively.

Pinnacle Financial has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of available for sale securities. See Note 15. Derivative Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

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
•Commercial and industrial loans - Commercial and industrial loans include loans and leases to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification. Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

Loans at December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Commercial real estate:
Owner-occupied	$4,388,531	$4,044,896
Non-owner occupied	8,130,118	7,535,494
Consumer real estate – mortgage	4,914,482	4,851,531
Construction and land development	3,699,321	4,041,081
Commercial and industrial	13,815,817	11,666,691
Consumer and other	537,507	536,398
Subtotal	$35,485,776	$32,676,091
Allowance for credit losses	(414,494)	(353,055)
Loans, net	$35,071,282	$32,323,036

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Each of the risk rating categories is further described below. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes that are less than those of the other defined risk categories further described below. Pinnacle Financial believes its categories follow those used by Pinnacle Bank's primary regulators. At December 31, 2024, approximately 80.3% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

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

The following tables present loan balances classified within each risk rating category by primary loan type and year of origination or most recent renewal as of December 31, 2024 and 2023, as well as the gross loan charge-offs by primary loan type and year of origination or most recent renewal for the years ended December 31, 2024 and 2023 (in thousands):

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate- owner occupied
Pass	$759,519	$771,996	$1,064,314	$784,688	$432,886	$439,607	$67,023	$4,320,033
Special Mention	16,638	—	14,231	3,192	9,582	5,032	—	48,675
Substandard (1)	599	3,983	900	337	59	198	—	6,076
Substandard-nonaccrual	3,944	5,393	—	1,003	1,780	1,627	—	13,747
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$780,700	$781,372	$1,079,445	$789,220	$444,307	$446,464	$67,023	$4,388,531
Current period gross charge-offs	$—	(3,308)	(4,480)	(1,522)	—	(94)	—	$(9,404)
Commercial real estate- Non-owner occupied
Pass	$1,273,096	$862,747	$3,040,361	$1,789,729	$474,094	$449,924	$124,971	$8,014,922
Special Mention	5,970	—	31,783	29,828	1,525	1,827	—	70,933
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	4,627	114	38,456	—	1,066	—	44,263
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - Non-owner occupied	$1,279,066	$867,374	$3,072,258	$1,858,013	$475,619	$452,817	$124,971	$8,130,118
Current period gross charge-offs	$(1,347)	(9,331)	—	(2,000)	—	—	—	$(12,678)
Consumer real estate – mortgage
Pass	$397,681	$487,027	$879,118	$972,489	$397,775	$428,832	$1,312,971	$4,875,893
Special Mention	—	—	—	367	—	—	—	367
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	395	6,146	6,918	6,588	1,810	14,720	1,645	38,222
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$398,076	$493,173	$886,036	$979,444	$399,585	$443,552	$1,314,616	$4,914,482
Current period gross charge-offs	$—	(166)	(533)	(148)	(42)	(83)	(126)	$(1,098)
Construction and land development
Pass	$1,052,892	$586,930	$1,589,567	$347,539	$7,415	$7,992	$77,014	$3,669,349
Special Mention	2,464	—	—	25,121	—	—	—	27,585
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	475	1,912	—	—	—	—	—	2,387
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$1,055,831	$588,842	$1,589,567	$372,660	$7,415	$7,992	$77,014	$3,699,321
Current period gross charge-offs	$—	—	—	—	(10)	—	—	$(10)
Commercial and industrial
Pass	$4,334,110	$1,877,507	$1,553,642	$782,366	$223,143	$232,580	$4,441,222	$13,444,570
Special Mention	60,125	99,687	44,986	2,519	714	677	73,126	281,834
Substandard (1)	5,998	2,624	18,843	5	17	8,693	4,658	40,838
Substandard-nonaccrual	2,838	11,226	12,311	19,228	554	767	1,651	48,575
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$4,403,071	$1,991,044	$1,629,782	$804,118	$224,428	$242,717	$4,520,657	$13,815,817
Current period gross charge-offs	$(1,600)	(11,616)	(15,854)	(15,012)	(1,496)	(1,437)	(16,237)	$(63,252)
Consumer and other
Pass	$109,143	$26,333	$27,121	$43,271	$24,089	$663	$306,256	$536,876
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	541	—	25	39	—	—	26	631
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$109,684	$26,333	$27,146	$43,310	$24,089	$663	$306,282	$537,507
Current period gross charge-offs	$(91)	(717)	(279)	(4,314)	(1,923)	(262)	(5,177)	$(12,763)
Total loans

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Pass	$7,926,441	$4,612,540	$8,154,123	$4,720,082	$1,559,402	$1,559,598	$6,329,457	$34,861,643
Special Mention	85,197	99,687	91,000	61,027	11,821	7,536	73,126	429,394
Substandard (1)	6,597	6,607	19,743	342	76	8,891	4,658	46,914
Substandard-nonaccrual	8,193	29,304	19,368	65,314	4,144	18,180	3,322	147,825
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$8,026,428	$4,748,138	$8,284,234	$4,846,765	$1,575,443	$1,594,205	$6,410,563	$35,485,776
Current period gross charge-offs	$(3,038)	$(25,138)	$(21,146)	$(22,996)	$(3,471)	$(1,876)	$(21,540)	$(99,205)

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate- owner occupied
Pass	$785,834	$1,123,425	$871,389	$502,260	$267,595	$357,339	$56,680	$3,964,522
Special Mention	1,595	37,324	5,300	2,252	5,306	4,701	—	56,478
Substandard (1)	5,528	9,331	3,262	1,145	568	610	—	20,444
Substandard-nonaccrual	1,781	615	686	53	—	317	—	3,452
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$794,738	$1,170,695	$880,637	$505,710	$273,469	$362,967	$56,680	$4,044,896
Prior period gross write-offs	$—	—	—	—	—	—	—	$—
Commercial real estate- Non-owner occupied
Pass	$1,304,109	$2,682,275	$1,737,275	$713,979	$505,767	$370,420	$107,841	$7,421,666
Special Mention	—	30,229	—	6,745	216	5,335	—	42,525
Substandard (1)	25,723	2,969	—	—	1,195	73	—	29,960
Substandard-nonaccrual	—	153	40,180	—	—	489	521	41,343
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - Non-owner occupied	$1,329,832	$2,715,626	$1,777,455	$720,724	$507,178	$376,317	$108,362	$7,535,494
Prior period gross write-offs	$—	—	—	—	—	—	—	$—
Consumer real estate – mortgage
Pass	$573,120	$976,006	$1,056,720	$448,420	$207,790	$318,505	$1,253,091	$4,833,652
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	688	2,265	2,951	2,525	5,265	3,671	514	17,879
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$573,808	$978,271	$1,059,671	$450,945	$213,055	$322,176	$1,253,605	$4,851,531
Prior period gross write-offs	$—	(225)	(91)	(6)	(89)	(472)	—	$(883)
Construction and land development
Pass	$1,153,137	$1,930,062	$884,060	$12,102	$5,580	$6,369	$41,886	$4,033,196
Special Mention	2,728	—	—	4,467	—	—	—	7,195
Substandard (1)	—	—	—	—	—	82	—	82
Substandard-nonaccrual	—	608	—	—	—	—	—	608
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$1,155,865	$1,930,670	$884,060	$16,569	$5,580	$6,451	$41,886	$4,041,081
Prior period gross write-offs	$—	—	—	—	—	(3)	—	$(3)
Commercial and industrial
Pass	$3,778,326	$2,103,473	$1,127,096	$325,176	$215,158	$142,806	$3,753,575	$11,445,610
Special Mention	11,125	22,806	12,457	532	144	1,847	45,025	93,936
Substandard (1)	10,142	2,243	25,311	145	359	9,028	60,986	108,214
Substandard-nonaccrual	10,436	4,193	1,583	409	359	735	1,215	18,930
Doubtful-nonaccrual	—	—	—	1	—	—	—	1
Total Commercial and industrial	$3,810,029	$2,132,715	$1,166,447	$326,263	$216,020	$154,416	$3,860,801	$11,666,691
Prior period gross write-offs	$(3,428)	(24,114)	(13,857)	(3,309)	(111)	(455)	(15,268)	$(60,542)

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Consumer and other
Pass	$136,809	$28,774	$66,126	$37,015	$541	$656	$266,402	$536,323
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	—	—	—	—	—	75	75
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$136,809	$28,774	$66,126	$37,015	$541	$656	$266,477	$536,398
Prior period gross write-offs	$(151)	(629)	(6,377)	(2,808)	(235)	(110)	(4,987)	$(15,297)
Total loans
Pass	$7,731,335	$8,844,015	$5,742,666	$2,038,952	$1,202,431	$1,196,095	$5,479,475	$32,234,969
Special Mention	15,448	90,359	17,757	13,996	5,666	11,883	45,025	200,134
Substandard (1)	41,393	14,543	28,573	1,290	2,122	9,793	60,986	158,700
Substandard-nonaccrual	12,905	7,834	45,400	2,987	5,624	5,212	2,325	82,287
Doubtful-nonaccrual	—	—	—	1	—	—	—	1
Total loans	$7,801,081	$8,956,751	$5,834,396	$2,057,226	$1,215,843	$1,222,983	$5,587,811	$32,676,091
Prior period gross write-offs	$(3,579)	$(24,968)	$(20,325)	$(6,123)	$(435)	$(1,040)	$(20,255)	$(76,725)
(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding loan modifications made to borrowers experiencing financial difficulty. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $46.9 million at December 31, 2024, compared to $127.4 million at December 31, 2023.

The table below presents the aging of past due balances by loan segment at December 31, 2024 and 2023 (in thousands):

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans
December 31, 2024
Commercial real estate:
Owner-occupied	$7,857	$2,726	$10,089	$20,672	$4,367,859	$4,388,531
Non-owner occupied	1,217	—	39,469	40,686	8,089,432	8,130,118
Consumer real estate – mortgage	19,986	1,621	20,615	42,222	4,872,260	4,914,482
Construction and land development	125	—	1,541	1,666	3,697,655	3,699,321
Commercial and industrial	15,992	8,515	31,077	55,584	13,760,233	13,815,817
Consumer and other	2,592	1,500	1,160	5,252	532,255	537,507
Total	$47,769	$14,362	$103,951	$166,082	$35,319,694	$35,485,776
December 31, 2023
Commercial real estate:
Owner-occupied	$1,671	$507	$3,398	$5,576	$4,039,320	$4,044,896
Non-owner occupied	40,577	489	153	41,219	7,494,275	7,535,494
Consumer real estate – mortgage	21,585	1,352	10,824	33,761	4,817,770	4,851,531
Construction and land development	621	28	608	1,257	4,039,824	4,041,081
Commercial and industrial	14,197	28,221	16,890	59,308	11,607,383	11,666,691
Consumer and other	5,286	1,868	1,496	8,650	527,748	536,398
Total	$83,937	$32,465	$33,369	$149,771	$32,526,320	$32,676,091

During the year ended December 31, 2024, Pinnacle Bank purchased loans from BHG, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. See Note 2. Equity Method Investment for additional details on such purchase. The following table denotes the carrying amount of those loans (in thousands):

December 31, 2024

Purchase price of loans at acquisition	$24,157
Allowance for credit losses at acquisition	14,115
Non-credit discount/(premium) at acquisition	—
Par value of acquired loans at acquisition	$10,042

The following table details the changes in the allowance for credit losses on loans from December 31, 2021 to December 31, 2022 to December 31, 2023 to December 31, 2024 by loan classification and the allocation of allowance for credit losses (in thousands):

	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Allowance for Credit Losses:
Balance at December 31, 2021	$19,618	$58,504	$32,104	$29,429	$112,340	$11,238	$263,233
Charged-off loans	(1,413)	(185)	(651)	(150)	(39,020)	(12,757)	(54,176)
Recovery of previously charged-off loans	2,082	187	1,512	471	15,687	7,690	27,629
Provision for credit losses on loans	6,330	(18,027)	3,571	6,364	55,346	10,395	63,979
Balance at December 31, 2022	$26,617	$40,479	$36,536	$36,114	$144,353	$16,566	$300,665
Charged-off loans	—	—	(883)	(3)	(60,542)	(15,297)	(76,725)
Recovery of previously charged-off loans	76	1,632	2,114	338	15,556	8,403	28,119
Provision for credit losses on loans	1,997	15,576	33,587	2,693	48,845	(1,702)	100,996
Balance at December 31, 2023	$28,690	$57,687	$71,354	$39,142	$148,212	$7,970	$353,055
Initial allowance on loans purchased with credit deterioration	2,815	—	543	—	10,757	—	14,115
Charged-off loans	(9,404)	(12,678)	(1,098)	(10)	(63,252)	(12,763)	(99,205)
Recovery of previously charged-off loans	162	48	1,067	9	13,540	6,114	20,940
Provision for credit losses on loans	14,734	35,597	8,176	(5,521)	65,542	7,061	125,589
Balance at December 31, 2024	$36,997	$80,654	$80,042	$33,620	$174,799	$8,382	$414,494

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

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. A reasonable and supportable period of fifteen months was utilized for all loan segments at December 31, 2024 and 2023, followed by a twelve month straight line reversion to long term averages at each measurement date.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, as of December 31, 2024 and 2023 (in thousands):

	Real Estate	Business Assets	Other	Total
December 31, 2024
Commercial real estate:
Owner-occupied	$17,486	$—	$—	$17,486
Non-owner occupied	46,745	—	—	46,745
Consumer real estate – mortgage	40,795	—	—	40,795
Construction and land development	2,441	—	—	2,441
Commercial and industrial	—	63,626	752	64,378
Consumer and other	—	—	23	23
Total	$107,467	$63,626	$775	$171,868
December 31, 2023
Commercial real estate:
Owner-occupied	$22,284	$—	$—	$22,284
Non-owner occupied	69,577	—	—	69,577
Consumer real estate – mortgage	20,389	—	—	20,389
Construction and land development	668	—	—	668
Commercial and industrial	—	31,625	552	32,177
Consumer and other	—	—	—	—
Total	$112,918	$31,625	$552	$145,095

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

The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023, disaggregated by class of loans and type of modification granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty (in thousands):

December 31, 2024
Combination
	Amortized Cost Basis	% of Total Loan Type	Financial Effect

Commercial real estate:
Owner occupied	$—	—%
Non-owner occupied	—	—%
Consumer real estate – mortgage	—	—%
Construction and land development	—	—%
Commercial and industrial	14,777	0.11%	Reduced the weighted average contractual interest rate by 0.5% and added a weighted average 1.92 years to the term
Consumer and other	—	—%
Total	$14,777

	December 31, 2023
	Payment Delay		Term Extension		Combination¹
	Amortized Cost Basis	% of Total Loan Type	Amortized Cost Basis	% of Total Loan Type	Amortized Cost Basis	% of Total Loan Type	Total
Commercial real estate:
Owner-occupied	$—	—%	$5,528	0.14%	$—	—%	$5,528
Non-owner occupied	12,244	0.16%	—	—%	13,479	0.18%	25,723
Consumer real estate – mortgage	—	—%	—	—%	—	—%	—
Construction and land development	—	—%	—	—%	—	—%	—
Commercial and industrial	—	—%	3,226	0.03%	—	—%	3,226
Consumer and other	—	—%	—	—%	—	—%	—
	$12,244		$8,754		$13,479		$34,477
¹ The combination includes payment delay, term extension, and an interest rate reduction

December 31, 2023
Financial Effect
Payment Delay:
Non-owner occupied	Implemented interest-only payments until loan maturity
Term Extension:
Owner-occupied	Added a weighted average 0.46 years to the term of the modified loans
Commercial and industrial	Added a weighted average 0.25 years to the term of the modified loans
Combination:
Non-owner occupied	Reduced weighted average contractual interest rate by 0.55%, added a weighted average 2 years to the term, and implemented an alternative payment schedule until loan maturity

During the year ended December 31, 2024, no loans experienced a payment default subsequent to being granted a modification in the prior twelve months. Pinnacle Financial charged off $2.8 million of owner occupied commercial real estate loans and $10.4 million of non-owner occupied commercial real estate loans that were previously modified during the year ended December 31, 2023 and subsequently defaulted during the year ended December 31, 2024.

The table below presents the aging of past due balances as of December 31, 2024 and 2023 of loans made to borrowers experiencing financial difficulty that were modified in the previous twelve months:

December 31, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Current	Total modified loans
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—
Consumer real estate – mortgage	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	14,777	14,777
Consumer and other	—	—	—	—	—
Total	$—	$—	$—	$14,777	$14,777

December 31, 2023	30-59 days past due	60-89 days past due	90 days or more past due	Current	Total modified loans
Commercial real estate:
Owner occupied	$—	$—	$—	$5,528	$5,528
Non-owner occupied	—	—	—	25,723	25,723
Consumer real estate – mortgage	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	3,226	—	—	3,226
Consumer and other	—	—	—	—	—
Total	$—	$3,226	$—	$31,251	$34,477

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at December 31, 2024 and 2023. Also presented is the balance of loans on nonaccrual status at December 31, 2024 and 2023 for which there was no related allowance for credit losses recorded (in thousands):

	December 31, 2024			December 31, 2023
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner-occupied	$13,747	$6,614	$—	$3,452	$122	$—
Non-owner occupied	44,263	4,152	—	41,343	40,669	—
Consumer real estate – mortgage	38,222	1,376	23	17,879	—	781
Construction and land development	2,387	319	—	608	—	—
Commercial and industrial	48,575	19,715	2,873	18,931	519	3,802
Consumer and other	631	—	619	75	—	1,421
Total	$147,825	$32,176	$3,515	$82,288	$41,310	$6,004

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income through cash payments received on nonaccrual loans during the years ended December 31, 2024, 2023, and 2022. Had these nonaccruing loans been on accruing status, interest income would have been higher by $9.5 million, $4.5 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Approximately $36.3 million and $7.9 million of nonaccrual loans as of December 31, 2024 and 2023, respectively, were performing pursuant to their contractual terms at those dates.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries.  Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial had a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2024 with the comparative exposures at December 31, 2023 (in thousands):

	At December 31, 2024
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2023
Lessors of nonresidential buildings	$4,623,927	$815,849	$5,439,776	$5,916,335
Lessors of residential buildings	2,389,231	481,996	2,871,227	3,179,041
New housing for-sale builders	574,998	819,496	1,394,494	1,396,653
Music publishers	786,104	328,001	1,114,105	1,219,781
Total	$8,374,260	$2,445,342	$10,819,602	$11,711,810

Among other data, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as a part of its concentration management process. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank's total risk-based capital. At December 31, 2024 and 2023, Pinnacle Bank's construction and land development loans as a percentage of total risk-based capital were 70.5% and 84.2%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 242.2% and 259.0% as of December 31, 2024 and 2023, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied commercial real estate and multifamily ratio of less than 300% of total risk-based capital. When a bank's ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Pinnacle Bank was within the 100% and 300% guidelines as of December 31, 2024 and has established what it believes to be appropriate controls to monitor its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds.

At December 31, 2024, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $39.4 million to current directors, executive officers, and their related interests, of which $37.4 million had been drawn upon. At December 31, 2023, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $37.7 million to directors, executive officers, and their related interests, of which approximately $34.7 million had been drawn upon. All loans to directors, executive officers, and their related interests were performing in accordance with contractual terms at December 31, 2024 and 2023.

Loans Held for Sale

At December 31, 2024, Pinnacle Financial had approximately $19.7 million in commercial loans held for sale compared to $9.3 million at December 31, 2023. These include commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers. Also included are commercial loans originated for sale to BHG as part of BHG's alternative financing portfolio as more fully described in Note 2. Equity Method Investment.

At December 31, 2024, Pinnacle Financial had approximately $160.2 million in consumer loans held for sale, excluding mortgage loans, compared to $84.0 million at December 31, 2023. These include consumer loans originated for sale to BHG as part of BHG's alternative financing portfolio as more fully described in Note 2. Equity Method Investment.

At December 31, 2024, Pinnacle Financial had approximately $15.4 million of mortgage loans held-for-sale compared to approximately $20.2 million at December 31, 2023. Total mortgage loan volumes sold during the year ended December 31, 2024 were approximately $760.5 million compared to approximately $653.9 million and $826.2 million for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2024, Pinnacle Financial recognized $11.1 million in gains on the sale of these loans, net of commissions paid, compared to $6.5 million and $7.3 million, respectively, during the years ended December 31, 2023 and 2022. These mortgage loans held-for-sale are originated internally and are primarily to borrowers in Pinnacle Bank's geographic markets. These sales are typically on a mandatory basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines.

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

Note 6. Mortgage Servicing Rights

On March 31, 2024, Pinnacle Financial recognized a mortgage servicing asset totaling $11.8 million related to a commercial mortgage loan portfolio. Upon the sale of these commercial loans, the rights to service loans are capitalized and represent the fair value of future net servicing fees from servicing activities associated with these commercial mortgage loans. Pinnacle Financial has elected to account for this class of MSRs under the fair value measurement method. Pinnacle Financial recognizes MSRs upon the sale of commercial mortgage loans to external third parties when it retains the obligation to service the loans. MSRs are included in other assets on the consolidated balance sheets with any subsequent changes in fair value being recognized in other noninterest income. The MSR asset fair value is determined using a discounted cash flow model which incorporates key assumptions such as, prepayment speeds, interest rates, discount rates, and other economic factors.

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the year ended December 31, 2024.

December 31, 2024
Fair value, beginning of period	$—
Initial recognition of servicing asset	11,812
Additions from loans sold with servicing retained	783
Estimate of changes in fair value due to:
Payoffs, paydowns, and repurchases	(408)
Changes in valuation inputs or assumptions	(333)
Fair value, end of period	$11,854

Note 7.  Premises and Equipment and Lease Commitments

Premises and equipment at December 31, 2024 and 2023 are summarized as follows (in thousands):

	Range of Useful Lives			2024	2023
Land	Not applicable			$41,315	$36,505
Buildings	15 years	-	40 years	116,349	100,862
Leasehold improvements	14 years	-	35 years	80,212	69,506
Furniture and equipment	3 years	-	20 years	186,436	178,913
Construction in process				57,261	13,186
				481,573	398,972
Less: accumulated depreciation and amortization				170,296	142,095
				$311,277	$256,877

Depreciation and amortization expense was approximately $35.1 million, $30.2 million, and $25.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

During the year ended December 31, 2023, Pinnacle Bank consummated a sale-leaseback transaction pursuant to which it sold a combined 49 properties to two unaffiliated entities for an aggregate cash purchase price of $198.2 million and concurrently agreed to separately lease each of those properties for an initial term of 14.5 years, with two five (5) year renewal options that Pinnacle Bank may exercise to extend the term of any of the leases.

Right-of-use assets and lease liabilities relating to Pinnacle Financial's operating and finance leases are as follows at December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Right-of-use assets:
Operating leases	$291,543	$296,272
Finance leases	866	1,092
Total right-of-use assets	$292,409	$297,364
Lease liabilities:
Operating leases	$303,243	$304,944
Finance leases	1,761	2,146
Total lease liabilities	$305,004	$307,090

The total lease cost related to operating leases and short term leases is recognized on a straight-line basis over the lease term. For finance leases, right-of-use assets are amortized on a straight-line basis over the lease term and interest imputed on the lease liability is recognized using the effective interest method. The components of Pinnacle Financial's total lease cost were as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the years ended December 31,
	2024	2023	2022
Operating lease cost	$41,248	$30,913	$18,292
Short-term lease cost	415	349	401
Finance lease cost:
Interest on lease liabilities	143	167	189
Amortization of right-of-use asset	226	226	226
Sublease income	(1,479)	(1,365)	(1,357)
Net lease cost	$40,553	$30,290	$17,751

The weighted average remaining lease term and weighted average discount rate for operating and finance leases at December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term
Operating leases	11.18 years	12.00 years
Finance leases	3.84 years	4.84 years
Weighted average discount rate
Operating leases	4.39%	4.29%
Finance leases	7.22%	7.22%

Cash flows related to operating and finance leases during the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	For the years ended December 31,
	2024	2023	2022
Operating cash flows related to operating leases	$38,382	$28,614	$16,956
Operating cash flows related to finance leases	$143	$167	$189
Financing cash flows related to finance leases	$384	$311	$281

Future undiscounted lease payments for operating and finance leases with initial terms of more than 12 months are as follows at December 31, 2024 (in thousands):

	Operating Leases	Finance Leases
2025	$38,089	$527
2026	36,081	527
2027	34,913	527
2028	34,241	440
2029	33,203	—
Thereafter	213,150	—
Total undiscounted lease payments	389,677	2,021
Less: imputed interest	(86,434)	(260)
Net lease liabilities	$303,243	$1,761

In January 2025, Pinnacle Financial's lease in connection with its previously announced headquarters relocation commenced. The lease has an initial term of 15 years, with two ten (10) year renewal options that Pinnacle Financial may exercise to extend the term of the lease. Fixed assets totaling $39.9 million included in construction in process assets as noted above have been reclassified to the leasehold improvements and furniture and equipment assets based on the placed-in-service date of the lease. Upon commencement, Pinnacle Financial recognized approximately $82.0 million in right-of-use assets and $82.1 million in net lease liabilities. The future undiscounted lease payments and net lease liabilities for operating leases with initial terms of more than 12 months, inclusive of the headquarters' lease commencement, are set forth in the following table as if the lease had commenced on December 31, 2024 (in thousands):

Operating Leases
2025	$44,279
2026	42,811
2027	41,845
2028	41,381
2029	40,557
Thereafter	299,987
Total undiscounted lease payments	510,860
Less: imputed interest	(125,500)
Net lease liabilities	$385,360

Note 8.  Deposits

At December 31, 2024, the scheduled maturities of time deposits are as follows (in thousands):

2025	$3,940,242
2026	363,849
2027	29,945
2028	12,150
2029	3,755
Thereafter	12
$4,349,953

At December 31, 2024 and 2023, approximately $1.6 billion and $1.8 billion, respectively, of time deposits had been issued in denominations of $250,000 or greater.

At December 31, 2024 and 2023, Pinnacle Financial had $2.7 million and $2.5 million, respectively, of deposit accounts in overdraft status that have been reclassified to loans on the accompanying consolidated balance sheets.

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

At December 31, 2024 and 2023, Pinnacle Bank had outstanding advances from the FHLB totaling approximately $1.9 billion and $2.1 billion, respectively. The scheduled maturities of FHLB advances at December 31, 2024 and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates(1)
2025	$116,250	4.92%
2026	162,500	4.00%
2027	242,116	4.15%
2028	1,375,000	3.97%
2029	—	—%
Thereafter	11	2.75%
	1,895,877
Deferred costs	(315)
Fair value hedging adjustment	(21,428)
Total Federal Home Loan Bank advances	$1,874,134
Weighted average interest rate		4.06%
(1)Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2024.

At December 31, 2024, Pinnacle Bank had accommodations which allow it to borrow from the Federal Reserve Bank of Atlanta's discount window and purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. At December 31, 2024, Pinnacle Bank had approximately $2.6 billion in borrowing availability with the FHLB, $6.5 billion with the Federal Reserve Bank discount window, and approximately $105.0 million with other correspondent banks with whom Pinnacle Bank has arranged lines of credit. At December 31, 2024, Pinnacle Bank was not carrying any balances with the Federal Reserve Bank discount window or correspondent banks under these arrangements.

Note 10.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities and Pinnacle Financial has entered into certain other subordinated debt agreements. These instruments are outlined below as of December 31, 2024 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2024	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	7.41%	3-month SOFR + 2.80%(1)
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	5.99%	3-month SOFR + 1.40%(1)
Pinnacle Statutory Trust III	September 07, 2006	September 30, 2036	20,619	6.24%	3-month SOFR + 1.65%(1)
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	7.47%	3-month SOFR + 2.85%(1)
BNC Capital Trust I	April 03, 2003	April 15, 2033	5,155	8.17%	3-month SOFR + 3.25%(1)
BNC Capital Trust II	March 11, 2004	April 07, 2034	6,186	7.77%	3-month SOFR + 2.85%(1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	7.32%	3-month SOFR + 2.40%(1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	6.29%	3-month SOFR + 1.70%(1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	7.69%	3-month SOFR + 3.10%(1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	6.11%	3-month SOFR + 1.49%(1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	6.58%	3-month SOFR + 1.73%(1)
Southcoast Capital Trust III	August 05, 2005	September 30, 2035	10,310	6.09%	3-month SOFR + 1.50%(1)

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2024	Coupon Structure
Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	7.40%	3-month SOFR + 3.04%(2)
Debt issuance costs and fair value adjustment			(7,174)
Total subordinated debt and other borrowings			$425,821
(1) Rate transitioned to three month SOFR plus a comparable tenor spread adjustment beginning after July 1, 2023 as three month LIBOR ceased to be published effective July 1, 2023.
(2) Previously was to migrate to three month LIBOR + 2.775%, but migrated to three month SOFR + 3.04% beginning September 15, 2024 through the end of the term as three month LIBOR ceased to be published effective July 1, 2023.
Note 11.  Income Taxes

Income tax expense attributable to continuing operations for each of the years in the three-year period ended December 31, 2024 is as follows (in thousands):

	2024	2023	2022
Current tax expense :
Federal	$110,464	$67,711	$104,141
State	15,040	11,775	12,870
Total current tax expense	125,504	79,486	117,011
Deferred tax expense (benefit):
Federal	(19,550)	67,446	15,082
State	199	4,922	4,658
Total deferred tax (benefit) expense	(19,351)	72,368	19,740
Total income tax expense	$106,153	$151,854	$136,751

Pinnacle Financial's income tax expense differs from the amounts computed by applying the Federal income tax statutory rate of 21% to income before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2024 is as follows (in thousands):

	2024	2023	2022
Income tax expense at statutory rate	$122,054	$149,941	$146,474
State excise tax expense, net of federal tax effect	12,039	13,191	13,847
Non-deductible executive compensation	5,635	5,186	5,481
Tax-exempt securities	(22,169)	(21,663)	(18,730)
Federal tax credits	(8,170)	(5,238)	(5,019)
Bank owned life insurance income	(8,780)	(4,324)	(4,599)
Bank owned life insurance surrender	—	8,572	—
Non-deductible FDIC assessment	7,103	5,361	2,331
Insurance premiums	—	—	(36)
Excess tax benefits associated with equity compensation	(2,806)	(208)	(3,027)
Other items	1,247	1,036	29
Income tax expense	$106,153	$151,854	$136,751

Pinnacle Financial's effective tax rate differs from the Federal income tax rate primarily due to state excise tax expense, investments in bank-qualified tax-exempt municipal securities, tax benefits from Pinnacle Bank's real estate investment trust and municipal investment subsidiaries, and tax benefits associated with share-based compensation and bank owned life insurance offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. The decrease in the effective income tax rate in 2024 as compared to 2023, and increase in 2023 compared to 2022, is primarily due to the restructuring of BOLI contracts in 2023 resulting in restructuring charges and surrender penalties totaling $7.2 million and income tax and penalties totaling $9.1 million.

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Deferred tax assets:
Allowance for credit losses	$99,002	$86,911
Loans	4,463	4,659
Insurance	878	784
Accrued liability for supplemental retirement agreements	6,611	7,005
Restricted stock and stock options	8,255	6,251
Securities	44,504	49,331
Cash flow hedge	8,772	—
FHLB related assets	64	—
Lease liability	76,426	76,918
Other real estate owned	—	750
Net federal operating loss carryforward and credits	9,621	1,064
Annual incentive compensation	20,473	11,842
Partnership interests	33,747	13,541
Allowance for off balance sheet credit exposures	3,117	4,367
Tax credit investments	2,601	—
FDIC special assessment	6,254	7,250
Accrued expenses	1,465	844
Other deferred tax assets	2,426	1,688
Total deferred tax assets	328,679	273,205

Deferred tax liabilities:
Depreciation and amortization	20,438	23,140
Core deposit and other intangible assets	5,193	6,087
Cash flow hedge	—	836
REIT dividends	2,247	2,604
Mortgage servicing rights	2,963	—
FHLB related liabilities	—	125
Equity method investment	18	42
Right-of-use assets and other leasing transactions	72,886	74,068
Leases	83,810	67,711
Subordinated debt	1,293	1,412
Tax credit investments	—	7,614
Prepaids	1,611	273
Other deferred tax liabilities	2,748	2,083
Total deferred tax liabilities	193,207	185,995
Net deferred tax assets	$135,472	$87,210

At December 31, 2024, the Company had federal and state loss carryforwards resulting from acquisitions of approximately $4.3 million that expire at various dates from 2028 to 2034.

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

A reconciliation of the beginning and ending unrecognized tax benefit related to state uncertain tax positions for each of the years in the three-year period ended December 31, 2024 is as follows (in thousands):

	2024	2023	2022
Balance at January 1,	$8,806	$15,752	$12,737
Increases due to tax positions taken during the current year	140	642	3,721
Increases due to tax positions taken during a prior year	3,831	—	—
Decreases due to the lapse of the statute of limitations during the current year	(1,750)	(1,340)	(706)
Decreases due to settlements with the taxing authorities during the current year	(900)	(6,248)	—
Balance at December 31,	$10,127	$8,806	$15,752

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Pinnacle Financial recognized $41,000, $80,000, and $264,000 in interest and penalties related to income tax matters for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 12.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2024, these commitments amounted to $15.0 billion, of which approximately $1.9 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At December 31, 2024 and 2023, these commitments amounted to $387.3 million and $325.1 million, respectively.

Pinnacle Financial typically follows the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments. Each customer's creditworthiness is typically evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. Collateral held varies but may include cash, real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At December 31, 2024 and 2023, Pinnacle Financial had accrued reserves of $12.5 million and $17.5 million, respectively, for the inherent risks associated with these off-balance sheet commitments. The provision for credit losses related to these unfunded commitments decreased $5.0 million during the year ended December 31, 2024 as compared to a $7.5 million decrease during the year ended December 31, 2023 and a $2.5 million increase during the year ended December 31, 2022.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of these routine claims outstanding at December 31, 2024 are not expected to have a material impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 13.  Salary Deferral Plans

Pinnacle Financial has a 401(k) retirement plan (the "401k Plan") covering all employees who elect to participate, subject to certain eligibility requirements. The 401(k) Plan allows employees to defer up to 50% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% of employee self-directed contributions during 2024, 2023, and 2022. Pinnacle Financial's expense associated with the matching component of the 401k plan for each of the years in the three-year period ended December 31, 2024 was approximately $16.2 million, $15.3 million and $13.7 million, respectively, and is included in the accompanying consolidated statements of operations in salaries and employee benefits expense.

Pinnacle Financial has assumed supplemental retirement plans for certain directors and executive officers of banks which Pinnacle Financial has acquired. At December 31, 2024 and 2023, respectively, Pinnacle Financial had recorded $27.7 million and $29.3 million of liabilities on its balance sheet associated with these supplemental executive retirement plans. A portion of these assumed plans were fully funded with Rabbi Trusts whose balances at December 31, 2024 totaled $16.1 million. At December 31, 2024, the remaining amounts that are not yet funded are included in other liabilities in the accompanying consolidated balance sheets.

Note 14.  Equity Compensation

Pinnacle Financial's Second Amended and Restated 2018 Omnibus Equity Incentive Plan (the "2018 Plan") permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At December 31, 2024, there were approximately 1.7 million shares available for issuance under the 2018 Plan.

Common Stock Options

Upon the acquisition of CapitalMark Bank & Trust (CapitalMark), Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further shares remain available for issuance under the CapitalMark Option Plan. At December 31, 2024, there are no remaining options outstanding under any equity incentive plan of Pinnacle Financial including those that were granted under the CapitalMark Option Plan.

A summary of stock option activity within the equity incentive plans during the years ended December 31, 2023 and 2022 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2021	56,147	$24.51
Granted	—	—
Stock options exercised	(15,959)	23.28
Forfeited	—	—
Outstanding at December 31, 2022	40,188	$25.00
Granted	—	—
Stock options exercised	(40,188)	25.00
Forfeited	—	—
Outstanding at December 31, 2023	—	$—
.

During 2023 and 2022, the aggregate intrinsic value of stock options exercised under Pinnacle Financial's equity incentive plans was $1.6 million and $1.0 million, respectively, determined using the quoted price of Pinnacle Financial common stock as of the date of option exercise.

There have been no options granted by Pinnacle Financial since 2008. All stock option awards granted by Pinnacle Financial were fully vested during 2013. Stock options granted under the CapitalMark Plan were fully vested at the time of acquisition. As such, there was no impact on the results of operations for stock-based compensation related to stock options for any year in the three-year period ended December 31, 2024, except for the tax impact recorded as a component of income tax expense upon exercise of any then outstanding options.

Restricted Shares

A summary of activity for unvested restricted share awards for the years ended December 31, 2024, 2023, and 2022 follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2021	613,335	$64.93
Shares awarded	286,445	98.06
Restrictions lapsed and shares released to associates/directors	(188,394)	64.53
Shares forfeited	(35,775)	75.35
Unvested at December 31, 2022	675,611	$78.53
Shares awarded	269,025	71.84
Restrictions lapsed and shares released to associates/directors	(206,956)	73.17
Shares forfeited	(34,281)	75.84
Unvested at December 31, 2023	703,399	$77.68
Shares awarded	261,731	86.84
Restrictions lapsed and shares released to associates/directors	(229,056)	73.03
Shares forfeited	(30,140)	80.19
Unvested at December 31, 2024	705,934	$82.48

Pinnacle Financial grants restricted share awards to associates (including certain members of executive management) and outside directors with time-based vesting criteria. The following tables outline restricted stock grants that were made by grant year, grouped by similar vesting criteria, during the three-year period ended December 31, 2024. The table below reflects the life-to-date activity for these awards:

Grant year	Group (1)	Vesting period in years			Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (4)	Shares unvested
Time Based Awards
2022	Associates (2)	3	—	5	276,965	73,027	30,684	23,319	149,935
2023	Associates (2)	3	—	5	258,185	33,379	14,503	26,587	183,716
2024	Associates (2)	3	—	5	251,841	253	154	7,538	243,896
Outside Director Awards (3)
2022	Outside directors	1			9,480	7,740	1,740	—	—
2023	Outside directors	1			10,840	9,167	1,673	—	—
2024	Outside directors	1			9,890	—	—	—	9,890
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
(3)Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions on the restricted shares awarded in 2024 lapse on March 1, 2025 based on each individual board member meeting attendance goals for the various board and board committee meetings to which each member was scheduled to attend.
(4)These shares represent forfeitures resulting from recipients whose employment or board membership was terminated during the life-to-date period ended December 31, 2024. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

  Compensation expense associated with the time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award.

Restricted Stock Unit Awards

A summary of activity for unvested restricted stock unit awards for the years ended December 31, 2024, 2023, and 2022 follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2021	56,368	$71.22
Restricted stock units awarded	38,133	104.80
Restrictions lapsed and underlying shares released to associates	(18,897)	71.24
Restricted stock units forfeited	(1,621)	85.50
Unvested at December 31, 2022	73,983	$88.21
Restricted stock units awarded	70,716	70.25
Restrictions lapsed and underlying shares released to associates	(34,465)	83.75
Restricted stock units forfeited	(7,357)	78.83
Unvested at December 31, 2023	102,877	$78.03
Restricted stock units awarded	57,612	83.87
Restrictions lapsed and underlying shares released to associates	(49,280)	78.54
Restricted stock units forfeited	(1,239)	80.23
Unvested at December 31, 2024	109,970	$80.84

Pinnacle Financial grants restricted stock units to its Named Executive Officers (NEOs) and leadership team members with time-based vesting criteria. Compensation expense associated with time-based vesting restricted stock unit awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock unit grants that were made, grouped by similar vesting criteria, during the three-year period ended December 31, 2024. The table reflects the life-to-date activity for these awards:

Grant year	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (1)	Shares unvested
2022	3	38,133	16,768	7,710	2,433	11,222
2023	3	70,716	16,710	7,392	4,877	41,737
2024	3	57,612	24	8	569	57,011
(1)These shares represent forfeitures resulting from recipients whose employment was terminated during the life-to-date period ended December 31, 2024. Dividend equivalents are held in escrow for award recipients for dividends paid prior to the forfeiture restrictions lapsing. Such dividend equivalents are not released from escrow for the portion of an award that is forfeited.

Performance Stock Unit Awards

The following table details the performance stock unit awards outstanding at December 31, 2024:

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
(2)Performance stock unit awards granted in or after 2022, if earned, will be settled in shares of Pinnacle Financial common stock in the period noted in the table, if the performance criterion included in the applicable performance unit award agreement are met. Performance stock unit awards granted in 2020, to the extent earned, will be settled into shares of Pinnacle Financial Common Stock effective upon the filing of the Annual Report on Form 10-K in which these notes appear.

During the years ended December 31, 2024, 2023 and 2022, the restrictions associated with 435,863, 112,561 and 130,996 performance stock unit awards, respectively, granted in prior years lapsed, based on the terms of the applicable award agreement and approval by Pinnacle Financial's Human Resources and Compensation Committee, and were settled into shares of Pinnacle Financial common stock with 158,112, 39,139 and 46,684 shares, respectively, being withheld to pay the taxes associated with the settlement of those shares.

Additionally, during the years ended December 31, 2024 and 2023, 43,177 and 9,967 performance stock unit awards granted in prior years were forfeited due to the failure to reach performance targets as defined in the associated performance stock unit award agreements. No shares were forfeited during the year ended December 31, 2022.

A summary of stock compensation expense, net of the impact of income taxes, related to restricted share awards, restricted stock unit awards and performance stock unit awards for each year in the three-year period ended December 31, 2024, follows (in thousands):

	2024	2023	2022

Restricted stock expense	$40,934	$41,879	$39,552
Income tax benefit (1)	10,234	10,470	10,339
Restricted stock expense, net of income tax benefit	$30,700	$31,409	$29,213
(1) Income tax benefit shown at statutory tax rate for each period presented. A portion of the restricted stock expense associated with awards to NEOs may be disallowed based on Federal income tax regulations.

As of December 31, 2024, compensation cost related to unvested restricted share awards, restricted stock unit awards and performance stock unit awards not yet recognized was $62.3 million. This expense, if the underlying awards are earned, is expected to be recognized over a weighted-average period of 1.94 years.

Note 15.  Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

Pinnacle Financial's derivative instruments with certain counterparties contain legally enforceable netting that allow multiple transactions to be settled into a single amount. The fair value hedge and interest rate swaps (swaps) assets and liabilities are presented at gross fair value before the application of bilateral collateral and master netting agreements, but after the initial margin posting and daily variation margin payments made with central clearinghouse organizations. Total fair value hedge and swaps assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of December 31, 2024 and 2023. The resulting net fair value hedge and swaps asset and liability fair values are included in other assets and other liabilities, respectively, on the consolidated balance sheets. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customer transactions as of December 31, 2024 and 2023 is included in the following table (in thousands):

	December 31, 2024		December 31, 2023
	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Interest rate swap agreements:
Assets	$2,633,014	$62,494	$2,037,740	$66,462
Liabilities	2,633,014	(63,225)	2,037,740	(67,206)
Total non-hedging derivatives	$5,266,028	$(731)	$4,075,480	$(744)
(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At December 31, 2024 and 2023, there were no interest rate swap agreements designated as non-hedge derivatives cleared through clearing houses.

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Year ended December 31,
		2024	2023	2022
Interest rate swap agreements	Other noninterest income	$5	$(308)	$53

On June 28, 2024, Pinnacle Financial executed a credit default swap (CDS) with a counterparty with a notional amount of $86.5 million. The CDS notional amount is equal to 5% of a reference pool of $1.7 billion in first lien consumer real estate - mortgage loans whereby the counterparty will assume the first loss position for these loans up to approximately $86.5 million in aggregate losses. Pinnacle Financial will pay to the counterparty an annual loss protection fee equal to 7.95% of the corresponding notional amount of the CDS for as long as the loans in the reference pool remain outstanding. The notional amount of the CDS will decline over time as the loans in the reference portfolio are paid down, mature or the counterparty absorbs the first loss portion of losses on those loans. The CDS qualifies as a derivative, but is not designated as a hedging instrument. A summary of Pinnacle Financial's CDS as of December 31, 2024 and 2023 is included in the following table (in thousands):

	December 31, 2024		December 31, 2023
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Credit default swap	$81,993	$185	$—	$—

The effects of Pinnacle Financial's CDS on the income statement during the during the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

		Amount of Gain Recognized in Income
	Location of Loss Recognized in Income	Year ended December 31,
		2024	2023	2022
Credit default swap	Other noninterest income	185	—	—

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the SOFR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. A summary of Pinnacle Financial's cash flow hedge relationships as of December 31, 2024 and 2023 is as follows (in thousands):

					December 31, 2024		December 31, 2023
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor - loans	Other assets	2.84	4.00%-4.50% minus USD-Term SOFR 1M	N/A	$875,000	$15,566	$875,000	$36,483
Interest rate collar - loans	Other assets	2.84	4.25%-4.75% minus USD-Term SOFR 1M	USD-Term SOFR 1M minus 6.75%-7.00%	$875,000	$17,252	$875,000	$38,314
					$1,750,000	$32,818	$1,750,000	$74,797

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	Years ended December 31,
	2024	2023	2022
Asset derivatives
Interest rate floors and collars - loans	$(19,902)	$(7,414)	$1,002

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualified for hedge accounting treatment. If a hedge were deemed to be ineffective, the amount included in accumulated other comprehensive income (loss) would be reclassified into a line item within the statement of income that impacts operating results. A hedging relationship is no longer considered to be effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. Gains on cash flow hedges totaling $9.0 million, $9.7 million and $10.0 million, net of tax, were reclassified from accumulated other comprehensive income (loss) into loan interest income during the years ended December 31, 2024, 2023 and 2022, respectively. There are no unrealized gains, net of tax, remaining to be reclassified from accumulated other comprehensive income (loss) into net income as of December 31, 2024.

Derivatives designated as fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. Pinnacle Financial utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to variable interest rates based on SOFR or federal funds rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. Pinnacle Financial also utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on FHLB advances with payments beginning on various dates throughout 2024 and the first quarter of 2025. During 2024, Pinnacle Financial entered into a portfolio layer method fair value hedge with a notional amount of $300 million. Under the portfolio layer method, the hedged item is designated as a hedged layer of a closed portfolio of available-for-sale securities that is anticipated to remain outstanding throughout the hedge period ending September 1, 2026.

A summary of Pinnacle Financial's fair value hedge relationships as of December 31, 2024 and 2023 is as follows (in thousands):

					December 31, 2024		December 31, 2023
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Asset derivatives
Interest rate swaps - securities	Other assets	10.36	3.25%	Federal Funds/SOFR	$3,198,426	$67,064	$543,061	$42,983
Interest rate swaps - borrowings	Other assets	N/A	SOFR	—%	$—	$—	$750,000	$3,654
Liability derivatives
Interest rate swaps - securities	Other liabilities	N/A	N/A	Federal Funds/SOFR	—	—	1,569,078	(1,275)
Interest rate swaps - borrowings	Other liabilities	2.73	SOFR	3.48%	1,175,000	(21,428)	425,000	(1,656)
Total fair value derivatives					$4,373,426	$45,636	$3,287,139	$43,706

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At December 31, 2024 and 2023, the notional amount of fair value derivatives hedges cleared through clearing houses is $3.0 billion and $2.0 billion with a fair value that approximates zero due to $72.7 million and $4.0 million in variation margin payments.

Under Pinnacle Financial's outstanding fair value hedges, notional amounts totaling $317.9 million as of December 31, 2024 receive a variable rate of interest based on the daily compounded federal funds rate and notional amounts totaling $4.1 billion as of December 31, 2024 receive a variable rate of interest based on the daily compounded SOFR.

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the years end December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
		Year ended December 31,
Securities		2024	2023	2022
Interest rate swaps	Interest income on securities	$25,356	$(14,348)	$80,728
Securities available-for-sale	Interest income on securities	$(25,356)	$14,348	$(80,728)
FHLB advances
Interest rate swaps - FHLB advances	Interest expense on FHLB advances and other borrowings	$(23,426)	$1,998	$—
FHLB advances	Interest expense on FHLB advances and other borrowings	$23,426	$(1,998)	$—

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at December 31, 2024 and 2023 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Line item on the balance sheet
Securities available-for-sale	$3,905,016	$2,074,621	$(67,064)	$(41,708)
FHLB advances	$1,196,428	$1,173,002	$21,428	$(1,998)

During the years ended December 31, 2024, 2023 and 2022 amortization expense totaling $329,000, $645,000 and $1.9 million, respectively, related to previously terminated fair value hedges was recognized as a reduction to interest income on loans.

In April 2022, interest rates swaps designated as fair value hedges with notional amounts totaling $164.3 million and market values totaling $14.3 million were terminated. Approximately $986,000 in gains were recognized at the time of termination and the remaining $5.5 million will be accreted as additional interest income on the previously hedged available-for-sale mortgage backed and municipal securities over the same period as existing purchase discounts or premiums on these securities.

Note 16.  Employment Contracts

Pinnacle Financial has entered into, and subsequently amended employment agreements with four of its senior executives: the President and Chief Executive Officer, the Chairman of the Board, the Chairman of the Carolinas and Virginia, and the Chief Financial Officer. These agreements, as amended, automatically renew each year on January 1 for an additional year unless any of the parties to the agreements gives notice of intent not to renew the agreement prior to November 30th of the preceding year, in which case the agreement terminates 30 days later. The agreements specify that in certain defined "Terminating Events," Pinnacle Financial will be obligated to pay each of the four senior executives certain amounts, which vary according to the Terminating Event, which is based on their annual salaries and bonuses. These Terminating Events include termination for disability, cause, without cause and other events. The agreement with the Chairman of the Carolinas and Virginia also provides for the payment of certain deferred benefits under his prior employment agreement with BNC upon termination of his employment with Pinnacle Financial. During 2024, Pinnacle Financial entered into a change of control agreement with its Chief Credit Officer in connection with her promotion to such position providing the employee with certain benefits if her employment is terminated under certain scenarios within twelve months of a change in control. This agreement automatically renews each year on January 1 unless a party to the agreement notifies the other parties of intent not to renew the agreement prior to November 30th of the preceding year, in which case the agreement terminates 30 days later.

Note 17.  Related Party Transactions

See Note 5. Loans and Allowance for Credit Losses, concerning loans and other extensions of credit to certain directors, officers, and their related entities and individuals, Note 13. Salary Deferral Plans regarding supplemental retirement agreement obligations to certain directors who were formerly directors or employees of acquired banks and Note 2. Equity Method Investment regarding related parties associated with the investment.

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

The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2024 and 2023, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2024
Investment securities available-for-sale:
U.S. Treasury securities	$1,405,478	$—	$1,405,478	$—
U.S. Government agency securities	214,066	—	214,066	—
Mortgage-backed securities	1,962,359	—	1,962,359	—
State and municipal securities	1,506,557	—	1,506,222	335
Asset-backed securities	45,338	—	45,338	—
Corporate notes and other	448,571	—	435,682	12,889
Total investment securities available-for-sale	5,582,369	—	5,569,145	13,224
Other investments	198,721	—	22,170	176,551
Mortgage servicing rights	11,854	—	—	11,854
Other assets	177,100	—	177,100	—
Total assets at fair value	$5,970,044	$—	$5,768,415	$201,629

Other liabilities	$98,311	$—	$98,311	$—
Total liabilities at fair value	$98,311	$—	$98,311	$—

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)

December 31, 2023
Investment securities available-for-sale:
U.S. Treasury securities	$893,412	$—	$893,412	$—
U.S. Government agency securities	262,730	—	262,730	—
Mortgage-backed securities	947,390	—	947,390	—
State and municipal securities	1,585,895	—	1,585,416	479
Asset-backed securities	191,635	—	191,635	—
Corporate notes and other	436,468	—	436,468	—
Total investment securities available-for-sale	4,317,530	—	4,317,051	479
Other investments	179,487	—	22,347	157,140
Other assets	197,541	—	197,541	—
Total assets at fair value	$4,694,558	$—	$4,536,939	$157,619

Other liabilities	$79,068	$—	$79,068	$—
Total liabilities at fair value	$79,068	$—	$79,068	$—

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023 (in thousands):

December 31, 2024	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$1,278	$—	$—	$1,278
Collateral dependent loans (1)	84,273	—	—	84,273
Total	$85,551	$—	$—	$85,551

December 31, 2023
Other real estate owned	$3,937	$—	$—	$3,937
Collateral dependent loans (1)	52,167	—	—	52,167
Total	$56,104	$—	$—	$56,104
(1)The carrying values of collateral dependent loans at December 31, 2024 and 2023 are net of valuation allowances of $54.7 million and $18.6 million, respectively.

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. During the year ended December 31, 2024, one AFS security with a carrying value of $12.8 million previously classified as Level 2 was transferred to Level 3 due to unobservable inputs becoming significant. There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2023.

The table below includes a rollforward of the balance sheet amounts for the years ended December 31, 2024 and December 31, 2023, (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the year ended December 31,
	2024			2023
	Available-for-sale Securities	Other investments	Mortgage Servicing Rights	Available-for-sale Securities	Other investments
Fair value, Jan. 1	$479	$157,140	$—	$629	$130,982
Total net realized gains included in income	52	3,153	11,854	4	3,112
Change in unrealized gains/losses included in other comprehensive income (loss)	17	—	—	5	—
Transfers into Level 3	12,841	—	—	—	—
Purchases	—	32,538	—	—	32,515
Issuances	—	—	—	—	—
Settlements	(165)	(16,280)	—	(159)	(9,469)
Transfers out of Level 3	—	—	—	—	—
Fair value, Dec. 31	$13,224	$176,551	$11,854	$479	$157,140
Total net realized gains included in income	$52	$3,153	$11,854	$4	$3,112

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at December 31, 2024 and 2023. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, interest-bearing due from banks and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands).

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2024
Financial assets:
Securities purchased with agreement to resell	$66,449	$66,451	$—	$—	$66,451
Securities held-to-maturity	2,798,899	2,560,252	—	2,560,252	—
Loans, net	35,071,282	34,440,683	—	—	34,440,683
Consumer loans held-for-sale	175,627	175,838	—	175,838	—
Commercial loans held-for-sale	19,700	19,724	—	19,724	—
Financial liabilities:
Deposits and securities sold under agreements to repurchase	43,073,236	42,190,235	—	—	42,190,235
Federal Home Loan Bank advances	1,874,134	1,874,588	—	—	1,874,588
Subordinated debt and other borrowings	425,821	431,996	—	—	431,996
December 31, 2023
Financial assets:
Securities purchased with agreement to resell	$558,009	$461,375	$—	$—	$461,375
Securities held-to-maturity	3,006,357	2,775,184	—	2,775,184	—
Loans, net	32,323,036	31,863,583	—	—	31,863,583
Consumer loans held-for-sale	104,217	104,626	—	104,626	—
Commercial loans held-for-sale	9,280	9,316	—	9,316	—
Financial liabilities:
Deposits and securities sold under agreements to repurchase	38,749,299	37,954,938	—	—	37,954,938
Federal Home Loan Bank advances	2,138,169	2,166,912	—	—	2,166,912

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Subordinated debt and other borrowings	424,938	462,399	—	—	462,399
(1)Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 19.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary and disclosures surrounding those VIE's which have not been consolidated. The consolidation methodology provided in this footnote as of December 31, 2024 and 2023 has been prepared in accordance with ASC 810.

Non-consolidated Variable Interest Entities

At December 31, 2024, Pinnacle Financial did not have any consolidated VIEs to disclose but did have the following non-consolidated VIEs: low income housing partnerships, other tax credit investments, trust preferred issuances and managed discretionary trusts.

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

The following table summarizes VIEs that are not consolidated by Pinnacle Financial as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Classification
Low income housing partnerships	$324,239	$—	$260,476	$—	Other Assets
Other tax credit investments	27,711	—	27,600	—	Other Assets
Trust preferred issuances	N/A	132,995	N/A	132,995	Subordinated Debt
Managed discretionary trusts	N/A	N/A	N/A	N/A	N/A

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

During the year ended December 31, 2024, Pinnacle Bank paid $109.9 million in dividends to Pinnacle Financial. As of December 31, 2024, Pinnacle Bank could pay approximately $1.3 billion of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2013, Pinnacle Financial has paid a quarterly common stock dividend. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 21, 2025, when the board of directors increased the dividend to $0.24 per common share from $0.22 per common share. During the second quarter of 2020, Pinnacle Financial successfully issued 9.0 million depositary shares, each representing a 1/40th fractional interest in a share of Series B noncumulative, perpetual preferred stock (the "Series B Preferred Stock") in a registered public offering to both retail and institutional investors. Beginning in the third quarter of 2020, Pinnacle Financial began paying a quarterly dividend of $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock. The amount and timing of all future dividend payments by Pinnacle Financial, if any, including dividends on Pinnacle Financial's Series B Preferred Stock (and associated depositary shares), is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's receipt of dividends from Pinnacle Bank, earnings, capital position, financial condition, liquidity and other factors, including regulatory capital requirements, as they become known to Pinnacle Financial and receipt of any regulatory approvals that may become required as a result of each of Pinnacle Financial's or Pinnacle Bank's financial results.

Pinnacle Financial and Pinnacle Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and Pinnacle Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Pinnacle Financial's and Pinnacle Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Pinnacle Financial and Pinnacle Bank periodically evaluate risk weightings and may enter into transactions or undertake procedures that may reduce risk weightings, such as during the second quarter of 2024 when Pinnacle Financial entered into a CDS on a pool of first lien consumer real estate-mortgage loans, as more fully described in Note 15. Derivative Instruments, and implemented enhanced control processes with respect to certain commercial loans which permitted recharacterization of the loans, each of which reduced risk weighted assets of both Pinnacle Financial and Pinnacle Bank.

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and Tier 1 capital to average assets.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, each of Pinnacle Bank and Pinnacle Financial elected the option to delay the estimated impact on regulatory capital of Pinnacle Financial's and Pinnacle Bank's adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”), was delayed until December 31, 2021. As of January 1, 2022, the cumulative amount of the transition adjustments of $68.0 million became fixed and thereafter that amount was phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024. Beginning on January 1, 2025, the temporary regulatory capital benefits have been fully reversed.

Management believes, as of December 31, 2024, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the applicable 2.5% capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital to risk weighted assets:
Pinnacle Financial	$5,515,492	13.1%	$3,358,116	8.0%	$4,197,645	10.0%
Pinnacle Bank	$5,246,472	12.5%	$3,352,352	8.0%	$4,190,440	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$4,751,357	11.3%	$2,518,587	6.0%	$2,518,587	6.0%
Pinnacle Bank	$4,851,336	11.6%	$2,514,264	6.0%	$3,352,352	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$4,534,108	10.8%	$1,888,940	4.5%	N/A	N/A
Pinnacle Bank	$4,851,213	11.6%	$1,885,698	4.5%	$2,723,786	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$4,751,357	9.6%	$1,989,495	4.0%	N/A	N/A
Pinnacle Bank	$4,851,336	9.8%	$1,984,252	4.0%	$2,480,315	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital to risk weighted assets:
Pinnacle Financial	$5,115,755	12.7%	$3,216,424	8.0%	$4,020,530	10.0%
Pinnacle Bank	$4,797,278	12.0%	$3,207,699	8.0%	$4,009,623	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$4,354,759	10.8%	$2,412,318	6.0%	$2,412,318	6.0%
Pinnacle Bank	$4,465,282	11.1%	$2,405,774	6.0%	$3,207,699	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$4,137,510	10.3%	$1,809,238	4.5%	N/A	N/A
Pinnacle Bank	$4,465,159	11.1%	$1,804,330	4.5%	$2,606,255	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$4,354,759	9.4%	$1,853,213	4.0%	N/A	N/A
Pinnacle Bank	$4,465,282	9.7%	$1,847,972	4.0%	$2,309,965	5.0%
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

	Years ended December 31,
	2024	2023	2022
Other noninterest income:
Interchange and other consumer fees	$77,893	$69,709	$68,022
Bank-owned life insurance	39,700	15,797	21,033
Loan swap fees	7,750	7,851	5,812
SBA loan sales	5,745	3,983	7,036
Income from other equity investments	17,112	8,732	10,605
Other noninterest income	44,328	26,886	23,456
Total other noninterest income	$192,528	$132,958	$135,964

Other noninterest expense:
Deposit related expenses	$68,901	$78,757	$28,972
Lending related expenses	60,598	50,109	52,700
Wealth management related expenses	3,465	2,934	2,565
Audit, exam and insurance expense	11,194	10,887	9,209
Prepayment penalties	27,570	—	—
Administrative and other expenses	31,018	31,812	27,375
Total other noninterest expense	$202,746	$174,499	$120,821

Note 22.  Parent Company Only Financial Information

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2024 and 2023 and for each of the years in the three-year period ended December 31, 2024 (in thousands):

CONDENSED BALANCE SHEETS

	2024	2023
Assets:
Cash and cash equivalents	$235,047	$197,079
Investments in bank subsidiary	6,517,369	6,126,172
Investments in consolidated subsidiaries	16,779	14,031
Investment in unconsolidated subsidiaries:
Statutory Trusts	3,995	3,995
Other investments	71,067	67,848
Current income tax receivable	—	32,466
Other assets	32,567	144,597
	$6,876,824	$6,586,188
Liabilities and shareholders' equity:
Subordinated debt and other borrowings	425,821	424,938
Other liabilities	19,122	125,462
Shareholders' equity	6,431,881	6,035,788
	$6,876,824	$6,586,188

CONDENSED STATEMENTS OF OPERATIONS

	2024	2023	2022
Revenues:
Dividends received from bank subsidiary	$109,917	$106,203	$110,834
Dividends received from nonbank subsidiaries	296	750	145
Income from equity method investment	—	—	33,817
Other income	10,722	12,360	6,478
Expenses:
Interest expense	26,899	23,263	18,590
Personnel expense, including stock compensation	40,934	41,879	39,552
Other expense	3,831	3,180	3,025
Income before income taxes and equity in undistributed income of subsidiaries	49,271	50,991	90,107
Income tax benefit	(17,422)	(13,547)	(8,444)
Income before equity in undistributed income of subsidiaries	66,693	64,538	98,551
Equity in undistributed income of bank subsidiary	406,609	496,236	461,004
Equity in undistributed income of nonbank subsidiaries	1,754	1,378	1,187
Net income	$475,056	$562,152	$560,742
Preferred stock dividends	(15,192)	(15,192)	(15,192)
Net income available to common shareholders	$459,864	$546,960	$545,550

CONDENSED STATEMENTS OF CASH FLOWS

	2024	2023	2022
Operating activities:
Net income	$475,056	$562,152	$560,742
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and accretion	883	883	882
Stock-based compensation expense	40,934	41,879	39,552
Increase (decrease) in income tax payable, net	(117,879)	89,597	28,281
Deferred tax expense (benefit)	(2,677)	3,014	1,760
Income from equity method investments, net	—	—	(33,817)
Dividends received from equity method investment	—	—	10,365
Excess tax benefit from stock compensation	(2,806)	(208)	(3,027)
Loss (gain) on other investments, net	924	(2,088)	(2,563)
Decrease (increase) in other assets	147,172	(88,227)	(32,609)
Increase in other liabilities	14,345	1,099	3,881
Equity in undistributed income of bank subsidiary	(406,609)	(496,236)	(461,004)
Equity in undistributed income of nonbank subsidiaries	(1,754)	(1,378)	(1,187)
Net cash provided by operating activities	147,589	110,487	111,256
Investing activities:
Investment in consolidated nonbanking subsidiaries	(1,000)	(10,000)	—
Repayment of investment in consolidated nonbanking subsidiaries	—	9,691	—
Increase in other investments	(4,143)	(8,802)	(15,776)
Net cash used in investing activities	(5,143)	(9,111)	(15,776)
Financing activities:
Issuance of common stock pursuant to performance-based vesting (PSUs) and time-based vesting (RSUs) restricted stock units, net of shares withheld for taxes and related tax benefit	(14,430)	(3,725)	(5,462)
Exercise of common stock options, net of shares surrendered for taxes	(5,842)	(3,215)	(4,714)
Common dividends paid	(69,014)	(68,737)	(68,194)
Preferred stock dividends paid	(15,192)	(15,192)	(15,192)
Net cash used in financing activities	(104,478)	(90,869)	(93,562)
Net increase in cash	37,968	10,507	1,918
Cash and cash equivalents, beginning of year	197,079	186,572	184,654
Cash and cash equivalents, end of year	$235,047	$197,079	$186,572

The investment in BHG previously held by Pinnacle Financial was contributed to Pinnacle Bank in an amount of $134.7 million, net of deferred tax liabilities associated with the investment, effective September 30, 2022.

Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial under Tennessee banking laws. Pinnacle Bank paid dividends of $109.9 million, $106.2 million and $110.8 million, respectively, to Pinnacle Financial in each of the years ended December 31, 2024, 2023 and 2022.

Note 23.  Segment Reporting

The Company operates through a single operating and reporting segment primarily as a bank, although Pinnacle Financial does provide additional non-banking services customary for a financial services institution including investment, insurance, trust and mortgage lending services. The chief operating decision maker (CODM) is comprised of Pinnacle Financial’s senior leadership team which during the year ended and at December 31, 2024 consisted of thirteen individuals including the Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance, allocates resources and makes operating decisions for Pinnacle Financial on a consolidated basis primarily based on Pinnacle Financial’s combined net interest income and noninterest income as well as net income as presented on the same basis as in the accompanying consolidated statement of operations. As Pinnacle Financial’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

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

Management Report on Internal Control Over Financial Reporting

The report of Pinnacle Financial's management on Pinnacle Financial's internal control over financial reporting begins on page 87 of this Annual Report on Form 10-K. The report of Pinnacle Financial's independent registered public accounting firm on Pinnacle Financial's internal control over financial reporting is set forth on page 90 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2025 under the headings "Corporate Governance-Code of Conduct," "Proposal #1 Election of Directors-Audit Committee," "Proposal #1 Election of Directors," "Information About Our Executive Officers," "Insider Trading Policies and Procedures," and "Delinquent Section 16(a) Reports" and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2025 under the headings "Proposal #1 Election of the Directors-Director Compensation," "Executive Compensation" (excluding the information under the subheading "Pay Versus Performance") and "Grant Practices Specific to Option Awards" and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The response to this Item regarding security ownership of certain beneficial owners and management will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2025 under the heading, "Security Ownership of Certain Beneficial Owners and Management" and are incorporated herein by reference.

The following table summarizes information concerning Pinnacle Financial's equity compensation plans at December 31, 2024:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)(2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders:
Second Amended and Restated 2018 Omnibus Equity Incentive Plan	1,327,069	—	1,685,836
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	1,327,069	$—	1,685,836

(1)Includes 109,970 time-based vesting restricted stock units and 1,217,099 performance-based vesting restricted stock units under the Plan assuming (i) all outstanding performance-based vesting restricted stock units vest at 100% of maximum performance thereunder and a full upward adjustment for those awards that may be adjusted positively and negatively based on the Company's total shareholder return in comparison to the KBW Regional Bank Index is applied and (ii) no shares subject to existing awards are used to cover withholding taxes. Restricted stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and are to be settled for shares of common stock. Accordingly, they have been disregarded for purposes of computing the weighted-average exercise price.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2025 under the headings, "Certain Relationships and Related Transactions," and "Corporate Governance-Director Independence" and are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item will be included in Pinnacle Financial's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2025 under the heading, "Independent Registered Public Accounting Firm" and are incorporated herein by reference.

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

10.8#
Amendment No. 2 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr., incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014.

10.9 #
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

10.11#
Salary Continuation Agreement dated as of December 12, 2016, between Richard D. Callicutt II and Bank of North Carolina, incorporated herein by reference to Exhibit 10.1 to BNC Bancorp’s Current Report on Form 8-K filed on December 16, 2016.

10.12#
Form of Directors Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.13#
Form of Named Executive Officers Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.14#
Form of Associate Time-Vested Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.15#	Form of Named Executive Officers 2020 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 24, 2020.
10.16#	Form of Amendment to Named Executive Officers 2020 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 27, 2021
10.17#
Second Amended and Restated Limited Liability Company Agreement of Bankers Healthcare Group, LLC, dated February 2, 2021, incorporated herein by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 26, 2021

10.18#	Form of 2022 Restricted Share Unit Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2022.
10.19#	Form of Named Executive Officers 2022 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 21, 2022.
10.20#	Form of Named Executive Officers Special Performance Unit Award Agreement, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 21, 2022.
10.21#	Form of Named Executive Officers 2023 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 23, 2023.
10.22#	Form of Named Executive Officers 2023 Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 23, 2023.
10.23#	Form of Named Executive Officers 2024 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 22, 2024.
10.24#	Form of Named Executive Officers 2024 Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 22, 2024.
10.25#
Change of Control Agreement, dated as of September 4, 2012, by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and Joseph Harvey White, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2012.

10.26#
Amendment No. 1 to Change of Control Agreement, dated November 20, 2012, by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and Joseph Harvey White, incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 22, 2013.

10.27#	Pinnacle Financial Partners, Inc. 2024 Annual Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 27, 2024.
10.28#
Pinnacle Financial Partners, Inc. Second Amended and Restated 2018 Omnibus Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2024.

10.29#
Change of Control Agreement, effective as of July 16, 2024, by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Charissa Sumerlin, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 7, 2024.

10.30#	Form of 2025 Restricted Share Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 24, 2025.
10.31#	Form of Named Executive Officers 2025 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 24, 2025.

19.1*	Pinnacle Financial Partners, Inc. Insider Trading Policy
21.1*	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1*	Consent of Crowe LLP
23.2*	Consent of Crowe LLP
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
97.1	Amended and Restated Compensation Recovery Policy, effective October 17, 2023 incorporated herein by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on February 26, 2024.
99.1*
Audited consolidated financial statements of Bankers Healthcare Group, LLC and Subsidiaries as of September 30, 2024 and September 30, 2023 and for each of the years in the three-year period ended September 30, 2024, the notes related thereto and the report of Crowe LLP, independent registered public accounting firm.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101)

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

PINNACLE FINANCIAL PARTNERS, INC

	By:	/s/ M. Terry Turner
M. Terry Turner
Date: February 25, 2025		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. McCabe, Jr.	Chairman of the Board	February 25, 2025
Robert A. McCabe, Jr.

/s/ M. Terry Turner	Director, President and Chief Executive Officer	February 25, 2025
M. Terry Turner	(Principal Executive Officer)

/s/ Harold R. Carpenter	Chief Financial Officer	February 25, 2025
Harold R. Carpenter	(Principal Financial and Accounting Officer)

/s/ Richard D. Callicutt	Director, Chairman of the Carolinas and Virginia	February 25, 2025
Richard D. Callicutt

/s/ Abney S. Boxley	Director	February 25, 2025
Abney S. Boxley

/s/ Charles E. Brock	Director	February 25, 2025
Charles E. Brock

/s/ Renda J. Burkhart	Director	February 25, 2025
Renda J. Burkhart

/s/ Gregory L. Burns	Director	February 25, 2025
Gregory L. Burns

/s/ Thomas C. Farnsworth, III	Director	February 25, 2025
Thomas C. Farnsworth, III

/s/ Joseph Galante	Director	February 25, 2025
Joseph Galante

/s/ Glenda Baskin Glover	Director	February 25, 2025
Glenda Baskin Glover

/s/ David B. Ingram	Director	February 25, 2025
David B. Ingram

/s/ Decosta E. Jenkins	Director	February 25, 2025
Decosta E. Jenkins

/s/ G. Kennedy Thompson	Director	February 25, 2025
G. Kennedy Thompson