Form 10-Q
period 2025-03-31
PINNACLE FINANCIAL PARTNERS INC
filed 2025-05-09
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____ to ____
Commission File Number: 001-39309
Pinnacle Financial Partners Inc.
, Inc.

(Exact name of registrant as specified in its charter)
Tennessee			62-1812853
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
21 Platform Way South, Suite 2300	Nashville,	TN	37203
(Address of principal executive offices)			(Zip Code)
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

As of April 30, 2025 there were 77,556,096 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
March 31, 2025

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "aim," "anticipate," "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or BHG, including as a result of persistent elevated interest rates, the negative impact of inflationary pressures and challenging economic conditions on our and BHG's customers and their businesses, resulting in significant increases in loan losses and provisions for those losses and, in the case of BHG, substitutions; (ii) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (iii) the impact of U.S. and global economic conditions, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability; (iv) the sale of investment securities in a loss position before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs; (v) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout the Southeast region of the United States, particularly in commercial and residential real estate markets; (vi) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the long-term historical growth rate of its, or such entities', loan portfolio; (vii) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to limit the rates it pays on deposits or uncertainty exists in the financial services sector; (viii) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (ix) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (x) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of the negative impact to net interest margin from elevated deposit and other funding costs; (xi) the results of regulatory examinations of Pinnacle Financial, Pinnacle Bank or BHG, or companies with whom they do business; (xii) BHG's ability to profitably grow its business and successfully execute on its business plans; (xiii) risks of expansion into new geographic or product markets; (xiv) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or other intangible assets; (xv) the ineffectiveness of Pinnacle Bank's hedging strategies, or the unexpected counterparty failure or hedge failure of the underlying hedges; (xvi) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xvii) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xviii) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Bank's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xix) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xx) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam or ransomware attacks, human error, natural disasters, power loss and other security breaches; (xxi) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients; (xxii) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xxiii) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xxiv) the risks associated with Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company or all or a portion of their ownership interests in BHG (triggering a similar sale by Pinnacle Bank); (xxv) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxvi) fluctuations in the valuations of Pinnacle Financial's equity investments and the ultimate success of such investments; (xxvii) the availability of and access to capital; (xxviii) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions involving Pinnacle Financial, Pinnacle Bank or BHG; and (xxix) general competitive, economic, political and market conditions. Additional factors which could affect the forward looking statements included in this report can be found in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2024, subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC and available on the SEC's website at http://www.sec.gov. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	March 31, 2025	December 31, 2024
ASSETS
Cash and noninterest-bearing due from banks	$338,603	$320,320
Restricted cash	114,234	93,645
Interest-bearing due from banks	3,425,902	3,021,960
Cash and cash equivalents	3,878,739	3,435,925
Securities purchased with agreement to resell	80,566	66,449
Securities available-for-sale, at fair value	5,950,177	5,582,369
Securities held-to-maturity (fair value of $2.5 billion and $2.6 billion, net of allowance for credit losses of $1.7 million and $1.7 million at Mar. 31, 2025 and Dec. 31, 2024, respectively)	2,768,617	2,798,899
Consumer loans held-for-sale	143,305	175,627
Commercial loans held-for-sale	12,114	19,700
Loans	36,136,746	35,485,776
Less allowance for credit losses	(417,462)	(414,494)
Loans, net	35,719,284	35,071,282
Premises and equipment, net	323,129	311,277
Equity method investment	432,177	436,707
Accrued interest receivable	220,614	214,080
Goodwill	1,849,260	1,849,260
Core deposits and other intangible assets	20,007	21,423
Other real estate owned	3,638	1,278
Other assets	2,853,177	2,605,173
Total assets	$54,254,804	$52,589,449
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$8,507,351	$8,170,448
Interest-bearing	14,802,202	14,125,194
Savings and money market accounts	16,913,656	16,197,397
Time	4,256,254	4,349,953
Total deposits	44,479,463	42,842,992
Securities sold under agreements to repurchase	263,993	230,244
Federal Home Loan Bank advances	1,886,011	1,874,134
Subordinated debt and other borrowings	426,042	425,821
Accrued interest payable	51,318	55,619
Other liabilities	604,835	728,758
Total liabilities	47,711,662	46,157,568
Shareholders' equity:
Preferred stock, no par value, 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at Mar. 31, 2025 and Dec. 31, 2024, respectively	217,126	217,126
Common stock, par value $1.00; 180.0 million shares authorized; 77.6 million and 77.2 million shares issued and outstanding at Mar. 31, 2025 and Dec. 31, 2024, respectively	77,554	77,242
Additional paid-in capital	3,120,969	3,129,680
Retained earnings	3,293,559	3,175,777
Accumulated other comprehensive loss, net of taxes	(166,066)	(167,944)
Total shareholders' equity	6,543,142	6,431,881
Total liabilities and shareholders' equity	$54,254,804	$52,589,449
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(dollars in thousands, except per share data)	Three months ended March 31,
	2025	2024
Interest income:
Loans, including fees	$547,368	$541,199
Securities:
Taxable	61,853	44,470
Tax-exempt	25,230	24,600
Federal funds sold and other	33,709	40,214
Total interest income	668,160	650,483

Interest expense:
Deposits	273,393	300,968
Securities sold under agreements to repurchase	1,026	1,399
Federal Home Loan Bank advances and other borrowings	29,313	30,082
Total interest expense	303,732	332,449
Net interest income	364,428	318,034
Provision for credit losses	16,960	34,497
Net interest income after provision for credit losses	347,468	283,537

Noninterest income:
Service charges on deposit accounts	17,028	13,439
Investment services	18,817	14,751
Insurance sales commissions	4,674	3,852
Gain on mortgage loans sold, net	2,507	2,879
Investment losses on sales, net	(12,512)	—
Trust fees	9,340	7,415
Income from equity method investment	20,405	16,035
Gain on sale of fixed assets	210	58
Other noninterest income	37,957	51,674
Total noninterest income	98,426	110,103

Noninterest expense:
Salaries and employee benefits	172,089	146,010
Equipment and occupancy	46,180	39,646
Other real estate expense, net	58	84
Marketing and other business development	8,666	6,125
Postage and supplies	3,370	2,771
Amortization of intangibles	1,417	1,584
Other noninterest expense	43,707	46,145
Total noninterest expense	275,487	242,365
Income before income taxes	170,407	151,275
Income tax expense	29,999	27,331
Net income	140,408	123,944
Preferred stock dividends	(3,798)	(3,798)
Net income available to common shareholders	$136,610	$120,146

Per share information:
Basic net income per common share	$1.78	$1.58
Diluted net income per common share	$1.77	$1.57
Weighted average common shares outstanding:
Basic	76,726,545	76,278,453
Diluted	76,964,625	76,428,885

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(dollars in thousands)	Three months ended March 31,
	2025	2024
Net income	$140,408	$123,944
Other comprehensive gain (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	(14,514)	(3,103)
Change in fair value of cash flow hedges, net of tax	8,567	(19,646)
Accretion of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	(1,559)	(1,369)
Net gain on cash flow hedges reclassified from other comprehensive income into net income, net of tax	—	(2,472)
Net loss on sale of investment securities reclassified from other comprehensive income into net income, net of tax	9,384	—
Total other comprehensive gain (loss), net of tax	1,878	(26,590)
Total comprehensive income	$142,286	$97,354

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(dollars and shares in thousands)	Preferred Stock Amount	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts
Balance at December 31, 2023	$217,126	76,767	$76,767	$3,109,493	$2,784,927	$(152,525)	$6,035,788
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,269)	—	(17,269)
Issuance of restricted common shares, net of forfeitures	—	190	190	(190)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(49)	(49)	(4,088)	—	—	(4,137)
Issuance of common stock pursuant to restricted stock unit (RSU) and performance stock unit (PSU) agreements, net of shares withheld for taxes & related tax benefits	—	311	311	(14,738)	—	—	(14,427)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	10,340	—	—	10,340
Net income	—	—	—	—	123,944	—	123,944
Other comprehensive loss	—	—	—	—	—	(26,590)	(26,590)
Balance at March 31, 2024	$217,126	77,219	$77,219	$3,100,817	$2,887,804	$(179,115)	$6,103,851

	Preferred Stock Amount	Common Stock				Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts	Additional Paid-in Capital	Retained Earnings
Balance at December 31, 2024	$217,126	77,242	$77,242	$3,129,680	$3,175,777	$(167,944)	$6,431,881
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.24 per share)	—	—	—	—	(18,828)	—	(18,828)
Issuance of restricted common shares, net of forfeitures	—	143	143	(143)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(51)	(51)	(5,735)	—	—	(5,786)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes & related tax benefits	—	220	220	(13,394)	—	—	(13,174)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	10,561	—	—	10,561
Net income	—	—	—	—	140,408	—	140,408
Other comprehensive income	—	—	—	—	—	1,878	1,878
Balance at March 31, 2025	$217,126	77,554	$77,554	$3,120,969	$3,293,559	$(166,066)	$6,543,142

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollars in thousands)	Three months ended March 31,
	2025	2024
Operating activities:
Net income	$140,408	$123,944
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization/accretion of premium/discount on securities	11,234	14,030
Depreciation, amortization and accretion, net	27,280	23,096
Provision for credit losses	16,960	34,497
Gain on mortgage loans sold, net	(2,507)	(2,879)
Investment losses on sales, net	12,512	—
Loss (gain) on other equity investments, net	159	(2,882)
Stock-based compensation expense	10,561	10,340
Deferred tax expense	16,690	10,209
Losses on dispositions of other real estate and other investments	9	56
Gain on sale of fixed assets	(210)	(58)
Income from equity method investment	(20,405)	(16,035)
Dividends received from equity method investment	24,934	3,601
Excess tax benefit from stock compensation	(3,605)	(2,414)
Gain on commercial loans sold, net	(467)	(186)
Commercial loans held for sale originated	(62,603)	(51,031)
Commercial loans held for sale sold	70,656	54,429
Consumer loans held for sale originated	(678,002)	(466,061)
Consumer loans held for sale sold	712,832	468,570
Increase in other assets	(86,175)	(34,413)
Increase (decrease) in other liabilities	(211,952)	30,470
Net cash provided by (used in) operating activities	(21,691)	197,283
Investing activities:
Activities in securities available-for-sale:
Purchases	(582,508)	(165,236)
Sales	188,486	—
Maturities, prepayments and calls	66,753	39,236
Activities in securities held-to-maturity:
Maturities, prepayments and calls	23,061	5,917
Net decrease (increase) in securities purchased under agreements to resell	(14,117)	3,987
Increase in loans, net	(679,602)	(505,746)
Proceeds from sale of loans	9,131	—
Purchases of software, premises and equipment	(21,345)	(17,316)
Proceeds from sales of software, premises and equipment	532	129
Proceeds from sale of other real estate	146	1,549
Purchase of bank owned life insurance policies	(100,000)	—
Proceeds from bank owned life insurance settlements	—	1,622
Proceeds from bank owned life insurance surrender	—	141,308
Purchase of derivative instruments	(21,661)	—
Proceeds from sale (purchase) of FHLB stock, net	6,389	(11,420)
Increase in other investments, net	(39,271)	(29,730)
Net cash used in investing activities	(1,164,006)	(535,700)
Financing activities:
Net increase in deposits	1,636,475	862,224
Net increase (decrease) in securities sold under agreements to repurchase	33,749	(8,071)
Federal Home Loan Bank: Advances	—	450,000
Federal Home Loan Bank: Repayments/maturities	(26)	(450,000)
Principal payments of finance lease obligation	(101)	(93)
Restricted shares withheld for taxes & related tax benefits	(5,786)	(14,427)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes & related tax benefits	(13,174)	(4,137)
Common stock dividends paid	(18,828)	(17,269)
Preferred stock dividends paid	(3,798)	(3,798)
Net cash provided by financing activities	1,628,511	814,429
Net increase in cash, cash equivalents, and restricted cash	442,814	476,012
Cash, cash equivalents, and restricted cash, beginning of period	3,435,925	2,230,349
Cash, cash equivalents, and restricted cash, end of period	$3,878,739	$2,706,361
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

Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (U.S. GAAP). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2024 (2024 10-K).

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

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	For the three months ended March 31,
	2025	2024
Cash Transactions:
Interest paid	$307,725	$341,042
Income taxes paid, net	1,599	1,216
Operating lease payments	11,246	9,142
Noncash Transactions:
Loans charged-off to the allowance for credit losses	17,972	20,832
Loans foreclosed upon and transferred to other real estate owned	2,515	435
Loans foreclosed upon and transferred to other assets	70	—
Right-of-use asset recognized during the period in exchange for lease obligations	87,434	5,673

Income Per Common Share — Basic net income per common share (EPS) is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average common shares outstanding is attributable to restricted share awards and restricted share unit awards, including those with performance-based vesting provisions. The dilutive effect of restricted share awards and restricted share unit awards is reflected in diluted EPS by application of the treasury stock method.

The following is a summary of the basic and diluted net income per common share calculations for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	Three months ended March 31,
	2025	2024
Basic net income per common share calculation:
Numerator - Net income available to common shareholders	$136,610	$120,146

Denominator - Weighted average common shares outstanding	76,727	76,278
Basic net income per common share	$1.78	$1.58
Diluted net income per common share calculation:
Numerator - Net income available to common shareholders	$136,610	$120,146

Denominator - Weighted average common shares outstanding	76,727	76,278
Dilutive common shares contingently issuable	238	151
Weighted average diluted common shares outstanding	76,965	76,429
Diluted net income per common share	$1.77	$1.57

Recently Adopted Accounting Pronouncements — In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends the guidance for income tax disclosures to include certain required disclosures related to tax rate reconciliations, including certain categories of expense requiring disclosure, income taxes paid, including disclosure of taxes paid disaggregated by nation, state, and foreign taxes, and other disclosures for disaggregation of income before income tax expense (or benefit) and income tax expense (or benefit) by domestic and foreign allocation. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. Pinnacle Financial adopted ASU 2023-09 on January 1, 2025 and will incorporate the required annual disclosures into the consolidated financial statements for the year ended December 31, 2025 with required interim disclosures being incorporated in subsequent interim periods.

Newly Issued Not Yet Effective Accounting Standards — In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which amends the guidance to require additional disaggregation and disclosures about certain expenses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Pinnacle Financial is assessing ASU 2024-03 and its potential impact on its accounting and disclosures.

Other than those pronouncements discussed above and those which have been recently adopted, Pinnacle Financial does not believe there were any other recently issued accounting pronouncements that may materially impact its consolidated financial statements.

Subsequent Events — ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after March 31, 2025 through the date of the issued financial statements with no subsequent events being noted as of the date of this filing.

Note 2. Equity method investment

A summary of BHG's financial position as of March 31, 2025 and December 31, 2024 and results of operations as of and for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	As of
	March 31, 2025	December 31, 2024
Assets	$4,025,567	$3,784,225

Liabilities	3,499,819	3,257,078
Equity interests	525,748	527,147
Total liabilities and equity	$4,025,567	$3,784,225

	For the three months ended March 31,
	2025	2024
Revenues	$240,663	$277,260
Net income	$44,146	$32,803

At both March 31, 2025 and December 31, 2024, technology, trade name and customer relationship intangibles associated with Pinnacle Bank's investment in BHG, net of related amortization, totaled $5.7 million. Amortization expense of $40,000 was included for the three months ended March 31, 2025 compared to $59,000 for the same period in the prior year. Accretion income of $29,000 was included in the three months ended March 31, 2025 compared to $39,000 for the same period in the prior year.

During the three months ended March 31, 2025, Pinnacle Bank received dividends of $24.9 million from BHG compared to $3.6 million received during the three months ended March 31, 2024. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. During the three months ended March 31, 2025 and 2024, Pinnacle Bank purchased no loans from BHG. At March 31, 2025 and December 31, 2024, there were $147.4 million and $161.7 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. These loans were purchased from BHG by Pinnacle Bank at par and BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is between 4.50% and 6.00% per annum. During the three months ended March 31, 2025 and 2024, Pinnacle Bank sold no BHG joint venture program loans back to BHG.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2025 and December 31, 2024 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025:
Securities available-for-sale:
U.S. Treasury securities	$1,460,687	$7	$8,394	$1,452,300
U.S. Government agency securities	223,183	10	18,586	204,607
Mortgage-backed securities	2,498,506	7,318	93,099	2,412,725
State and municipal securities	1,634,080	2,534	88,712	1,547,902
Asset-backed securities	220	2	—	222
Corporate notes and other	344,924	1,167	13,670	332,421
	$6,161,600	$11,038	$222,461	$5,950,177
Securities held-to-maturity:
U.S. Treasury securities	$19,864	$—	$746	$19,118
U.S. Government agency securities	305,413	—	10,037	295,376
Mortgage-backed securities	362,343	249	28,459	334,133
State and municipal securities	1,847,378	584	215,613	1,632,349
Asset-backed securities	155,241	29	5,487	149,783
Corporate notes and other	80,085	—	5,931	74,154
	$2,770,324	$862	$266,273	$2,504,913

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025:
Allowance for credit losses - securities held-to-maturity	(1,707)
Securities held-to-maturity, net of allowance for credit losses	$2,768,617

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities available-for-sale:
U.S. Treasury securities	$1,419,727	$28	$14,277	$1,405,478
U.S. Government agency securities	238,636	2	24,572	214,066
Mortgage-backed securities	2,068,950	976	107,567	1,962,359
State and municipal securities	1,537,910	15,382	46,735	1,506,557
Asset-backed securities	45,280	85	27	45,338
Corporate notes and other	476,900	107	28,436	448,571
	$5,787,403	$16,580	221,614	$5,582,369
Securities held-to-maturity:
U.S Treasury securities	$19,841	$—	$954	$18,887
U.S. Government agency securities	315,286	—	13,719	301,567
Mortgage-backed securities	366,029	6	34,573	331,462
State and municipal securities	1,854,942	1,956	178,744	1,678,154
Asset-backed securities	161,957	41	6,920	155,078
Corporate notes	82,551	—	7,447	75,104
	$2,800,606	$2,003	$242,357	$2,560,252
Allowance for credit losses - securities held-to-maturity	(1,707)
Securities held-to-maturity, net of allowance for credit losses	$2,798,899

During the quarters ended March 31, 2022, March 31, 2020 and September 30, 2018, Pinnacle Financial transferred, at fair value, $1.1 billion, $873.6 million and $179.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax losses of $1.5 million, net unrealized after tax gains of $69.0 million and net unrealized after tax losses of $2.2 million, respectively, on these transferred securities remained in accumulated other comprehensive income (loss) and are being amortized over the remaining life of the transferred securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. At March 31, 2025, approximately $3.5 billion of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At March 31, 2025, repurchase agreements comprised of secured borrowings totaled $264.0 million and were secured by $264.0 million of pledged U.S. government agency securities, mortgage-backed securities, municipal securities, asset-backed securities and corporate notes. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to the customers with whom it has entered into the repurchase agreements for the customers to remain adequately secured.

The amortized cost and fair value of debt securities as of March 31, 2025 by contractual maturity is shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
March 31, 2025:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$103,606	$103,613	$60,635	$60,198
Due in one year to five years	146,988	139,827	297,494	284,548
Due in five years to ten years	380,758	363,820	80,126	74,737
Due after ten years	3,031,522	2,929,970	1,814,485	1,601,514
Mortgage-backed securities	2,498,506	2,412,725	362,343	334,133
Asset-backed securities	220	222	155,241	149,783
	$6,161,600	$5,950,177	$2,770,324	$2,504,913

At March 31, 2025 and December 31, 2024, the following available-for-sale securities had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2025
U.S. Treasury securities	$957,969	$3,061	$390,891	$5,333	$1,348,860	$8,394
U.S. Government agency securities	2,268	4	199,013	18,582	201,281	18,586
Mortgage-backed securities	805,246	6,802	599,399	86,297	1,404,645	93,099
State and municipal securities	328,147	3,502	991,044	85,210	1,319,191	88,712
Asset-backed securities	—	—	—	—	—	—
Corporate notes	59,229	1,357	149,033	12,313	208,262	13,670
Total temporarily-impaired securities	$2,152,859	$14,726	$2,329,380	$207,735	$4,482,239	$222,461

At December 31, 2024
U.S. Treasury securities	$1,123,453	$12,223	$177,930	$2,054	$1,301,383	$14,277
U.S. Government agency securities	2,347	18	210,127	24,554	212,474	24,572
Mortgage-backed securities	990,956	9,211	607,659	98,356	1,598,615	107,567
State and municipal securities	446,241	5,590	348,807	41,145	795,048	46,735
Asset-backed securities	30,369	27	—	—	30,369	27
Corporate notes	131,073	1,215	274,601	27,221	405,674	28,436
Total temporarily-impaired securities	$2,724,439	$28,284	$1,619,124	$193,330	$4,343,563	$221,614

The applicable dates for determining when available-for-sale securities were in an unrealized loss position were March 31, 2025 and December 31, 2024. As such, it is possible that an available-for-sale security had a market value less than its amortized cost on other days during the twelve-month periods ended March 31, 2025 and December 31, 2024, but is not included in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at March 31, 2025, Pinnacle Financial had approximately $222.5 million in unrealized losses on approximately $4.5 billion of available-for-sale securities. For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial currently does not intend to sell those available-for-sale securities that have an unrealized loss at March 31, 2025, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value of available-for-sale securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with available-for-sale securities at March 31, 2025 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at March 31, 2025. These securities will continue to be monitored as a part of

Pinnacle Financial's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type. Pinnacle Financial has a zero loss expectation for U.S. treasury securities in addition to U.S. Government agency securities and mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. Credit losses on held-to-maturity state and municipal securities and corporate notes and other securities are estimated using third-party probability of default and loss given default models driven primarily by macroeconomic factors over a reasonable and supportable period of twenty-four months with an eight month reversion to average loss factors. At both March 31, 2025 and December 31, 2024, the estimated allowance for credit losses on these held-to-maturity securities was $1.7 million.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At March 31, 2025, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. During the three months ended March 31, 2025, $188.5 million of available-for-sale securities were sold resulting in gross realized gains of $42,000 and gross realized losses of $12.6 million. During the three months ended March 31, 2024, no available-for-sale securities were sold.

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

Loans at March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Commercial real estate:
Owner occupied	$4,594,376	$4,388,531
Non-owner occupied	8,338,098	8,130,118
Consumer real estate – mortgage	4,977,358	4,914,482
Construction and land development	3,525,860	3,699,321
Commercial and industrial	14,131,312	13,815,817
Consumer and other	569,742	537,507
Subtotal	$36,136,746	$35,485,776
Allowance for credit losses	(417,462)	(414,494)
Loans, net	$35,719,284	$35,071,282

Commercial loans receive risk ratings assigned by a financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Each of the risk rating categories is further described below. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes that are less than those of the other defined risk categories further described below. Pinnacle Financial believes its categories follow those used by Pinnacle Bank's primary regulators. At March 31, 2025, approximately 80.3% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

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

The following tables present loan balances classified within each risk rating category by primary loan type and year of origination or most recent renewal as of March 31, 2025 and December 31, 2024, as well as the gross loan charge-offs by primary loan type and year of origination or most recent renewal for the three months ended March 31, 2025 (in thousands):

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
March 31, 2025
Commercial real estate - owner occupied
Pass	$270,827	$778,636	$770,986	$1,043,020	$762,808	$812,956	$70,635	$4,509,868
Special Mention	—	10,256	12,279	22,041	4,193	16,044	—	64,813
Substandard (1)	—	—	3,953	897	160	197	—	5,207
Substandard-nonaccrual	—	3,951	4,956	575	1,151	3,855	—	14,488
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$270,827	$792,843	$792,174	$1,066,533	$768,312	$833,052	$70,635	$4,594,376
Current period gross charge-offs	$—	(111)	—	—	—	(62)	—	$(173)
Commercial real estate - non-owner occupied
Pass	$445,318	$1,149,465	$838,286	$3,163,570	$1,579,816	$803,024	$128,755	$8,108,234
Special Mention	—	5,912	1,610	73,967	65,573	12,818	—	159,880
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	—	4,090	34,466	29,874	1,120	434	69,984
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - non-owner occupied	$445,318	$1,155,377	$843,986	$3,272,003	$1,675,263	$816,962	$129,189	$8,338,098
Current period gross charge-offs	$—	—	—	—	—	—	—	$—
Consumer real estate – mortgage
Pass	$173,764	$364,988	$473,240	$860,568	$943,317	$791,731	$1,322,635	$4,930,243
Special Mention	—	—	—	2,697	10,458	—	—	13,155
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	110	692	6,820	6,221	4,787	14,097	1,233	33,960
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$173,874	$365,680	$480,060	$869,486	$958,562	$805,828	$1,323,868	$4,977,358
Current period gross charge-offs	$—	—	(50)	(29)	(25)	(40)	(306)	$(450)
Construction and land development
Pass	$269,220	$923,846	$559,236	$1,333,106	$262,128	$13,963	$82,436	$3,443,935
Special Mention	8,395	2,229	858	—	68,185	—	6	79,673
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	471	1,781	—	—	—	—	2,252
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$277,615	$926,546	$561,875	$1,333,106	$330,313	$13,963	$82,442	$3,525,860
Current period gross charge-offs	$—	—	—	—	—	—	—	$—
Commercial and industrial
Pass	$1,518,057	$3,610,503	$1,667,177	$1,409,099	$626,476	$408,601	$4,548,322	$13,788,235
Special Mention	14,990	46,746	65,882	25,625	13,876	879	71,267	239,265
Substandard (1)	4,354	1,099	17,082	18,043	77	8,840	4,190	53,685
Substandard-nonaccrual	335	2,418	14,806	11,420	18,118	1,600	1,430	50,127
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$1,537,736	$3,660,766	$1,764,947	$1,464,187	$658,547	$419,920	$4,625,209	$14,131,312
Current period gross charge-offs	$—	(1,818)	(3,140)	(3,290)	(856)	(346)	(5,074)	$(14,524)
Consumer and other
Pass	$83,960	$38,088	$21,966	$24,181	$38,707	$21,929	$340,152	$568,983
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	513	40	184	22	—	—	—	759
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$84,473	$38,128	$22,150	$24,203	$38,707	$21,929	$340,152	$569,742
Current period gross charge-offs	$—	(55)	(57)	—	(1,040)	(316)	(1,357)	$(2,825)

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Total loans
Pass	$2,761,146	$6,865,526	$4,330,891	$7,833,544	$4,213,252	$2,852,204	$6,492,935	$35,349,498
Special Mention	23,385	65,143	80,629	124,330	162,285	29,741	71,273	556,786
Substandard (1)	4,354	1,099	21,035	18,940	237	9,037	4,190	58,892
Substandard-nonaccrual	958	7,572	32,637	52,704	53,930	20,672	3,097	171,570
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$2,789,843	$6,939,340	$4,465,192	$8,029,518	$4,429,704	$2,911,654	$6,571,495	$36,136,746
Current period gross charge-offs	$—	(1,984)	(3,247)	(3,319)	(1,921)	(764)	(6,737)	$(17,972)

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
December 31, 2024
Commercial real estate - owner occupied
Pass	$759,519	$771,996	$1,064,314	$784,688	$432,886	$439,607	$67,023	$4,320,033
Special Mention	16,638	—	14,231	3,192	9,582	5,032	—	48,675
Substandard (1)	599	3,983	900	337	59	198	—	6,076
Substandard-nonaccrual	3,944	5,393	—	1,003	1,780	1,627	—	13,747
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$780,700	$781,372	$1,079,445	$789,220	$444,307	$446,464	$67,023	$4,388,531
Commercial real estate - non-owner occupied
Pass	$1,273,096	$862,747	$3,040,361	$1,789,729	$474,094	$449,924	$124,971	$8,014,922
Special Mention	5,970	—	31,783	29,828	1,525	1,827	—	70,933
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	4,627	114	38,456	—	1,066	—	44,263
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - non-owner occupied	$1,279,066	$867,374	$3,072,258	$1,858,013	$475,619	$452,817	$124,971	$8,130,118
Consumer real estate – mortgage
Pass	$397,681	$487,027	$879,118	$972,489	$397,775	$428,832	$1,312,971	$4,875,893
Special Mention	—	—	—	367	—	—	—	367
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	395	6,146	6,918	6,588	1,810	14,720	1,645	38,222
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$398,076	$493,173	$886,036	$979,444	$399,585	$443,552	$1,314,616	$4,914,482
Construction and land development
Pass	$1,052,892	$586,930	$1,589,567	$347,539	$7,415	$7,992	$77,014	$3,669,349
Special Mention	2,464	—	—	25,121	—	—	—	27,585
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	475	1,912	—	—	—	—	—	2,387
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$1,055,831	$588,842	$1,589,567	$372,660	$7,415	$7,992	$77,014	$3,699,321
Commercial and industrial
Pass	$4,334,110	$1,877,507	$1,553,642	$782,366	$223,143	$232,580	$4,441,222	$13,444,570
Special Mention	60,125	99,687	44,986	2,519	714	677	73,126	281,834
Substandard (1)	5,998	2,624	18,843	5	17	8,693	4,658	40,838
Substandard-nonaccrual	2,838	11,226	12,311	19,228	554	767	1,651	48,575
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$4,403,071	$1,991,044	$1,629,782	$804,118	$224,428	$242,717	$4,520,657	$13,815,817

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Consumer and other
Pass	$109,143	$26,333	$27,121	$43,271	$24,089	$663	$306,256	$536,876
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	541	—	25	39	—	—	26	631
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$109,684	$26,333	$27,146	$43,310	$24,089	$663	$306,282	$537,507
Total loans
Pass	$7,926,441	$4,612,540	$8,154,123	$4,720,082	$1,559,402	$1,559,598	$6,329,457	$34,861,643
Special Mention	85,197	99,687	91,000	61,027	11,821	7,536	73,126	429,394
Substandard (1)	6,597	6,607	19,743	342	76	8,891	4,658	46,914
Substandard-nonaccrual	8,193	29,304	19,368	65,314	4,144	18,180	3,322	147,825
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$8,026,428	$4,748,138	$8,284,234	$4,846,765	$1,575,443	$1,594,205	$6,410,563	$35,485,776

(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding loan modifications made to borrowers experiencing financial difficulty. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $54.3 million at March 31, 2025, compared to $46.9 million at December 31, 2024.

The table below presents the aging of past due balances by loan segment at March 31, 2025 and December 31, 2024 (in thousands):

March 31, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans
Commercial real estate:
Owner occupied	$3,385	$1,011	$13,455	$17,851	$4,576,525	$4,594,376
Non-owner occupied	86	86	30,669	30,841	8,307,257	8,338,098
Consumer real estate – mortgage	13,891	4,577	15,907	34,375	4,942,983	4,977,358
Construction and land development	—	249	1,747	1,996	3,523,864	3,525,860
Commercial and industrial	18,099	8,220	33,066	59,385	14,071,927	14,131,312
Consumer and other	3,335	2,324	1,417	7,076	562,666	569,742
Total	$38,796	$16,467	$96,261	$151,524	$35,985,222	$36,136,746

December 31, 2024
Commercial real estate:
Owner occupied	$7,857	$2,726	$10,089	$20,672	$4,367,859	$4,388,531
Non-owner occupied	1,217	—	39,469	40,686	8,089,432	8,130,118
Consumer real estate – mortgage	19,986	1,621	20,615	42,222	4,872,260	4,914,482
Construction and land development	125	—	1,541	1,666	3,697,655	3,699,321
Commercial and industrial	15,992	8,515	31,077	55,584	13,760,233	13,815,817
Consumer and other	2,592	1,500	1,160	5,252	532,255	537,507
Total	$47,769	$14,362	$103,951	$166,082	$35,319,694	$35,485,776

The following table details the changes in the allowance for credit losses for the three months ended March 31, 2025 and 2024, respectively, by loan classification (in thousands):

	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Three months ended March 31, 2025:
Balance at December 31, 2024	$36,997	$80,654	$80,042	$33,620	$174,799	$8,382	$414,494
Charged-off loans	(173)	—	(450)	—	(14,524)	(2,825)	(17,972)
Recovery of previously charged-off loans	13	10	223	2	2,267	1,465	3,980
Provision for credit losses on loans	2,265	(10,838)	6,632	(3,161)	20,663	1,399	16,960
Balance at March 31, 2025	$39,102	$69,826	$86,447	$30,461	$183,205	$8,421	$417,462
Three months ended March 31, 2024:
Balance at December 31, 2023	$28,690	$57,687	$71,354	$39,142	$148,212	$7,970	$353,055
Charged-off loans	(94)	(2,000)	(623)	—	(14,808)	(3,307)	(20,832)
Recovery of previously charged-off loans	17	14	244	7	2,822	1,513	4,617
Provision for credit losses on loans	1,077	16,880	4,839	(5,415)	14,946	2,170	34,497
Balance at March 31, 2024	$29,690	$72,581	$75,814	$33,734	$151,172	$8,346	$371,337

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

Losses are predicted over a period of time determined by management to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. A reasonable and supportable period of fifteen months was utilized for all loan segments at March 31, 2025 and December 31, 2024, followed by a twelve month straight line reversion to long term averages at each measurement date.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, as of March 31, 2025 and December 31, 2024 (in thousands):

	Real Estate	Business Assets	Other	Total
March 31, 2025
Commercial real estate:
Owner occupied	$17,358	$—	$—	$17,358
Non-owner occupied	72,438	—	—	72,438
Consumer real estate – mortgage	36,418	—	—	36,418
Construction and land development	2,304	—	—	2,304
Commercial and industrial	—	48,797	709	49,506
Consumer and other	—	—	205	205
Total	$128,518	$48,797	$914	$178,229
December 31, 2024
Commercial real estate:
Owner occupied	$17,486	$—	$—	$17,486
Non-owner occupied	46,745	—	—	46,745
Consumer real estate – mortgage	40,795	—	—	40,795
Construction and land development	2,441	—	—	2,441
Commercial and industrial	—	63,626	752	64,378
Consumer and other	—	—	23	23
Total	$107,467	$63,626	$775	$171,868

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

In some cases, a loan restructuring will result in providing multiple types of modifications. Typically, one type of modification, such as a payment delay or term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness or an interest rate reduction, may be granted. Additionally, multiple types of modifications may be made on the same loan within the current reporting period. Such a combination is at least two of the following: a payment delay, term extension, principal forgiveness, or interest rate reduction. Upon determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024, disaggregated by class of loans and type of modification granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty (in thousands):

Three months ended March 31, 2025
Term Extension
	Amortized Cost Basis	% of Total Loan Type	Financial Effect

Commercial real estate:
Owner occupied	$—	—%
Non-owner occupied	—	—%
Consumer real estate – mortgage	—	—%
Construction and land development	—	—%
Commercial and industrial	4,567	0.03%	Added a weighted average 0.46 years to the term of the modified loans
Consumer and other	—	—%
Total	$4,567

Three months ended March 31, 2024
Term Extension
	Amortized Cost Basis	% of Total Loan Type	Financial Effect

Commercial real estate:
Owner occupied	$—	—%
Non-owner occupied	—	—%
Consumer real estate – mortgage	—	—%
Construction and land development	—	—%
Commercial and industrial	19,208	0.16%	Added a weighted average 0.41 years to the term of the modified loans
Consumer and other	—	—%
Total	$19,208

No loans that were previously modified and subsequently defaulted were charged off during the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025, no loans experienced a payment default subsequent to being granted a modification in the prior twelve months. The following table shows loans that experienced a payment default during the three months ended March 31, 2024, subsequent to being granted a modification in the prior twelve months:

	Three months ended March 31, 2024
	Payment Delay	Term Extension	Total
Commercial real estate:
Owner occupied	$—	$5,529	$5,529
Non-owner occupied	13,298	—	13,298
Consumer real estate – mortgage	—	—	—
Construction and land development	—	—	—
Commercial and industrial	—	—	—
Consumer and other	—	—	—
Total	$13,298	$5,529	$18,827
The table below presents the aging of past due balances as of March 31, 2025 and March 31, 2024 of loans made to borrowers experiencing financial difficulty that were modified in the previous twelve months:

March 31, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Current	Total modified loans
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—
Consumer real estate – mortgage	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	19,119	19,119
Consumer and other	—	—	—	—	—
Total	$—	$—	$—	$19,119	$19,119

March 31, 2024
Commercial real estate:
Owner occupied	$—	$5,529	$—	$—	$5,529
Non-owner occupied	—	—	—	26,780	26,780
Consumer real estate – mortgage	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	3,226	19,209	22,435
Consumer and other	—	—	—	—	—
Total	$—	$5,529	$3,226	$45,989	$54,744

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at March 31, 2025 and December 31, 2024. Also presented is the balance of loans on nonaccrual status at March 31, 2025 and December 31, 2024 for which there was no related allowance for credit losses recorded (in thousands):

	March 31, 2025			December 31, 2024
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner occupied	$14,488	$5,417	$177	$13,747	$6,614	$—
Non-owner occupied	69,984	4,090	—	44,263	4,152	—
Consumer real estate – mortgage	33,960	1,386	476	38,222	1,376	23
Construction and land development	2,252	319	—	2,387	319	—
Commercial and industrial	50,127	1,525	2,964	48,575	19,715	2,873
Consumer and other	759	—	720	631	—	619
Total	$171,570	$12,737	$4,337	$147,825	$32,176	$3,515

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three months ended March 31, 2025 and 2024. Had these loans been on accruing status, an additional $3.3 million and $2.6 million of interest income would have been recognized for the three months ended March 31, 2025 and 2024, respectively. Approximately $72.3 million and $36.3 million of nonaccrual loans were performing pursuant to their contractual terms as of March 31, 2025 and December 31, 2024, respectively.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at March 31, 2025 with the comparative exposures for December 31, 2024 (in thousands):

	March 31, 2025
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2024
Lessors of nonresidential buildings	$4,675,803	$936,311	$5,612,114	$5,439,776
Lessors of residential buildings	2,366,436	429,337	2,795,773	2,871,227
New Housing For-Sale Builders	580,278	862,720	1,442,998	1,394,494
Music Publishers	903,837	431,925	1,335,762	1,114,105

Among other data, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At March 31, 2025 and December 31, 2024, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 65.6% and 70.5%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 236.4% and 242.2% as of March 31, 2025 and December 31, 2024, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. At March 31, 2025, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate monitoring of its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds within the applicable guidelines.

At March 31, 2025, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $40.0 million to current directors, executive officers, and their related interests, of which $37.7 million had been drawn upon. At December 31, 2024, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $39.4 million to directors, executive officers, and their related interests, of which approximately $37.4 million had been drawn upon. All loans to directors, executive officers, and their related interests were performing in accordance with contractual terms at March 31, 2025 and December 31, 2024.

Loans Held for Sale

At March 31, 2025, Pinnacle Financial had approximately $12.1 million in commercial loans held for sale compared to $19.7 million at December 31, 2024. These include commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers. Also included are commercial loans originated for sale to BHG as part of BHG's alternative financing portfolio.

At March 31, 2025, Pinnacle Financial had approximately $123.8 million in consumer loans held for sale, excluding mortgage loans, compared to $160.2 million at December 31, 2024. These include consumer loans originated for sale to BHG as part of BHG's alternative financing portfolio.

At March 31, 2025, Pinnacle Financial had approximately $19.5 million of mortgage loans held-for-sale compared to approximately $15.4 million at December 31, 2024. Total mortgage loan volumes sold during the three months ended March 31, 2025 were approximately $145.6 million compared to approximately $148.6 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, Pinnacle Financial recognized $2.5 million in gains on the sale of these loans, net of commissions paid, compared to $2.9 million during the three months ended March 31, 2024.

These residential mortgage loans held-for-sale are originated internally and are primarily to borrowers in Pinnacle Bank's geographic markets. These sales are typically on a mandatory basis to investors that follow conventional government sponsored entities and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs guidelines.

Each purchaser of a residential mortgage loan held-for-sale has specific guidelines and criteria for sellers of loans and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Pinnacle Bank to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Pinnacle Bank has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan. To date, Pinnacle Bank's liability due to the breach of these representations and warranties has been insignificant.

Note 5. Mortgage Servicing Rights

On March 31, 2024, Pinnacle Financial recognized a mortgage servicing asset totaling $11.8 million related to a commercial mortgage loan portfolio. Upon the sale of these commercial loans, the rights to service loans (MSRs) are capitalized and represent the fair value of future net servicing fees from servicing activities associated with these commercial mortgage loans. Pinnacle Financial has elected to account for this class of MSRs under the fair value measurement method. Pinnacle Financial recognizes MSRs upon the sale of commercial mortgage loans to external third parties when it retains the obligation to service the loans. MSRs are included in other assets on the consolidated balance sheets with any subsequent changes in fair value being recognized in other noninterest income. The MSR asset fair value is determined using a discounted cash flow model which incorporates key assumptions such as prepayment speeds, interest rates, discount rates, and other economic factors.

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Fair value, beginning of period	$11,854	$—
Initial recognition of servicing asset	—	11,812
Additions from loans sold with servicing retained	125	—
Estimate of changes in fair value due to:
Payoffs, paydowns, and repurchases	(351)	—
Changes in valuation inputs or assumptions	(413)	—
Fair value, end of period	$11,215	$11,812

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $10.1 million at both March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025, Pinnacle Financial paid no taxes related to state income tax filings for tax years prior to 2025. During the three months ended March 31, 2024, Pinnacle Financial paid $3,000 of taxes related to state income tax filings for tax years prior to 2024.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest and penalties were recognized during the three months ended March 31, 2025 and March 31, 2024.

Pinnacle Financial's effective tax rate for the three months ended March 31, 2025 was 17.6%, compared to 18.1% for the three months ended March 31, 2024. The difference between the effective tax rate and the federal and state income tax statutory rate of 25.00% at March 31, 2025 and 2024, respectively, is primarily due to investments in bank qualified municipal securities, tax benefits of Pinnacle Bank's real estate investment trust and municipal investment subsidiaries, participation in the Tennessee Community Investment Tax Credit program, and tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC premiums and non-deductible executive compensation.

Income tax expense is also impacted by the vesting of equity-based awards, with expense or benefit recorded as a discrete item as a component of total income tax, the amount of which is dependent upon the change in the grant date fair value and the vest date fair value of the underlying award. For the three months ended March 31, 2025 and 2024, Pinnacle Financial recognized excess tax benefits of $3.6 million and $2.4 million, respectively, with respect to the vesting of equity-based awards.

Note 7. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial customers that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2025, these commitments amounted to $15.7 billion, of which approximately $1.9 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated earlier due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At March 31, 2025 and December 31, 2024, these commitments amounted to $475.6 million and $387.3 million, respectively.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At March 31, 2025 and December 31, 2024, Pinnacle Financial had accrued reserves of $12.5 million for the inherent risks associated with these off-balance sheet commitments in other liabilities on its balance sheet. There was no provision for these unfunded commitments for the three months ended March 31, 2025 and March 31, 2024.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolutions of these claims outstanding at March 31, 2025 are not expected to have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 8.  Equity Compensation

Pinnacle Financial's Second Amended and Restated 2018 Omnibus Equity Incentive Plan (2018 Plan) permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At March 31, 2025, there were approximately 1.6 million shares available for issuance under the 2018 Plan.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the three months ended March 31, 2025 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2024	705,934	$82.48
Shares awarded	152,381
Restrictions lapsed and shares released to associates/directors	(167,392)
Shares forfeited	(9,689)
Unvested at March 31, 2025	681,234	$90.66

Pinnacle Financial has granted restricted share awards to associates (including certain members of executive management) and outside directors with time-based vesting criteria. Compensation expense associated with time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the three months ended March 31, 2025. The table reflects the life-to-date activity for these awards:

Grant year	Group (1)	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (4)	Shares unvested
Time Based Awards
2025	Associates (2)	5	146,072	59	40	1,328	144,645
Outside Director Awards (3)
2025	Outside directors	1	6,309	—	—	—	6,309
(1)Groups include employees (referred to as associates above) and outside directors. When the restricted shares are awarded, a participant receives voting rights and forfeitable dividend rights with respect to the shares, but is not able to transfer the shares until the restrictions have lapsed. Once the restrictions lapse, the participant is taxed on the value of the award and shares are withheld by Pinnacle Financial to pay the applicable income taxes associated with the award. For time-based vesting restricted share awards, dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination. For awards to Pinnacle Financial's directors, dividends are placed into escrow until the forfeiture restrictions on such shares lapse.
(2)The forfeiture restrictions on these restricted share awards lapse in equal annual installments on the anniversary date of the grant.
(3)Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions lapse on March 1, 2026 based on each individual board member meeting attendance goals for the various board and board committee meetings to which each member was scheduled to attend.
(4)These shares represent forfeitures resulting from recipients whose employment was terminated during the year-to-date period ended March 31, 2025. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Restricted Stock Unit Awards

A summary of activity for unvested restricted stock units for the three months ended March 31, 2025 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2024	109,970	$80.84
Shares awarded	39,431
Restrictions lapsed and shares released to associates	(51,105)
Shares forfeited	(723)
Unvested at March 31, 2025	97,573	$96.51

Pinnacle Financial grants restricted stock units to its Named Executive Officers (NEOs) and leadership team members with time-based vesting criteria. Compensation expense associated with time-based vesting restricted stock unit awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock unit grants that were made, grouped by similar vesting criteria, during the three months ended March 31, 2025. The table reflects the life-to-date activity for these awards:

Grant year	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (1)	Shares unvested
2025	3	39,431	2	1	59	39,369

(1)These shares represent forfeitures resulting from recipients whose employment was terminated during the year-to-date period ended March 31, 2025. Dividend equivalents are held in escrow for award recipients for dividends paid prior to the forfeiture restrictions lapsing. Such dividend equivalents are not released from escrow if an award is forfeited.

Performance Stock Unit Awards

The following table details the performance stock unit awards outstanding at March 31, 2025:

	Units Awarded
Grant year	NEOs (1)			Leadership Team other than NEOs	Applicable performance periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Period in which units to be settled into shares of common stock (2)
2025	50,887	—	122,120	41,008	2025-2027	0	0	2028
2024	80,211	—	192,499	53,710	2024-2026	0	0	2027
2023	103,136	—	247,515	61,673	2023-2025	0	0	2026
2022	—	—	230,000	—	2022-2024	0	1	2026
(1)The NEOs are awarded a range of awards that generally may be earned based on attainment of goals between a target level of performance and a maximum level of performance. The 230,000 performance units awarded to the NEOs in 2022 may be earned based on target level performance and do not include a maximum level payout.
(2)Performance stock unit awards granted in or after 2022, if earned, are expected to settle in shares of Pinnacle Financial common stock in the period noted in the table, if the performance criterion included in the applicable performance unit award agreement are met. Performance units granted in 2022 have been earned and will settle in shares of Pinnacle Financial common stock following their post-vest holding period.

During the three months ended March 31, 2025 and 2024, respectively, the restrictions associated with 290,036 and 435,881 performance stock unit awards previously granted lapsed based on the terms of the underlying award agreements and approval by Pinnacle Financial's Human Resources and Compensation Committee, and were settled into shares of Pinnacle Financial common stock with 103,319 and 158,117 shares, respectively, being withheld to pay the taxes associated with the settlement of those shares.

Stock compensation expense related to restricted share awards, restricted stock unit awards and performance stock unit awards for the three months ended March 31, 2025 was $10.6 million compared to $10.3 million for the three months ended March 31, 2024. As of March 31, 2025, the total compensation cost related to unvested restricted share awards, restricted stock unit awards and performance stock unit awards estimated at maximum performance not yet recognized was $100.8 million. This expense, if the underlying units are earned, is expected to be recognized over a weighted-average period of 2.14 years.

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

Pinnacle Financial's derivative instruments with certain counterparties contain legally enforceable netting that allow multiple transactions to be settled into a single amount. The fair value hedge and interest rate swaps (swaps) assets and liabilities are presented at gross fair value before the application of bilateral collateral and master netting agreements, but after the initial margin posting and daily variation margin payments made with central clearing house organizations. Total fair value hedge and swaps assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of March 31, 2025 and December 31, 2024. The resulting net fair value hedge and swaps asset and liability fair values are included in other assets and other liabilities, respectively, on the consolidated balance sheets. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customers' transactions as of March 31, 2025 and December 31, 2024 is included in the following table (in thousands):

	March 31, 2025		December 31, 2024
	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Interest rate swap agreements:
Assets	$2,717,683	$45,078	$2,633,014	$62,494
Liabilities	2,717,683	(45,619)	2,633,014	(63,225)
Total	$5,435,366	$(541)	$5,266,028	$(731)

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At March 31, 2025 and December 31, 2024, there were no interest rate swap agreements designated as non-hedge derivatives cleared through clearing houses.

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the three months ended March 31, 2025 and 2024 were as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2025	2024
Interest rate swap agreements	Other noninterest income	$187	$(178)

On June 28, 2024, Pinnacle Financial executed a credit default swap (CDS) with a counterparty with a notional amount of $86.5 million. At the execution date, the CDS notional amount was equal to 5% of a reference pool of $1.7 billion in first lien consumer real estate - mortgage loans whereby the counterparty assumed the first loss position for these loans up to approximately $86.5 million in aggregate losses. Pinnacle Financial pays to the counterparty an annual loss protection fee equal to 7.95% of the corresponding notional amount of the CDS for as long as the loans in the reference pool remain outstanding. The notional amount of the CDS will decline over time as the loans in the reference portfolio are paid down, mature or the counterparty absorbs the first loss portion of losses on those loans. The CDS qualifies as a derivative, but is not designated as a hedging instrument. Changes in the fair value of the CDS are recognized as a gain or loss in current period earnings in other noninterest income. A summary of Pinnacle Financial's CDS as of March 31, 2025 and December 31, 2024 is included in the following table (in thousands):

	March 31, 2025		December 31, 2024
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Credit default swap	$80,354	$(649)	$81,993	$185

The effects of Pinnacle Financial's CDS on the income statement during the three months ended March 31, 2025 and 2024 were as follows (in thousands):

		Amount of Loss Recognized in Income
	Location of Loss Recognized in Income	Three Months Ended March 31,
		2025	2024
Credit default swap	Other noninterest income	$(834)	$—

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income (loss), net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. During the three months ended March 31, 2025 Pinnacle Financial paid $11.8 million to purchase an interest rate floor with a notional amount of $1.5 billion to mitigate the impact of changing interest rates on SOFR-based variable rate loans. The floor has an effective start date beginning in the third quarter of 2026. Pinnacle Financial also paid $9.9 million during the three months ended March 31, 2025 to purchase an interest rate cap with a notional amount of $1.0 billion to mitigate the impact of changing deposits rates on federal funds-based deposit accounts. The cap has an effective start date beginning in the first quarter of 2026. A summary of the cash flow hedge relationships as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

					March 31, 2025		December 31, 2024
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor - loans	Other assets	4.06	2.00%-4.50% minus USD-Term SOFR 1M	N/A	$2,375,000	$30,212	$875,000	$15,566
Interest rate collars - loans	Other assets	2.59	4.25%-4.75% minus USD-Term SOFR 1M	USD-Term SOFR 1M minus 6.75%-7.00%	875,000	21,823	875,000	17,252
Interest rate cap - deposits	Other assets	2.92	N/A	3.75% minus USD-Federal Funds	1,000,000	8,490	—	—
					$4,250,000	$60,525	$1,750,000	$32,818

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three months ended March 31, 2025 and 2024 were as follows, net of tax (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Asset derivatives	2025	2024
Interest rate floors, collars and caps	$8,567	$(19,646)

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive income (loss) would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. No gains on cash flow hedges were reclassified from accumulated other comprehensive income (loss) into net income during the three months ended March 31, 2025 compared to $2.5 million net of tax during the three months ended March 31, 2024. There are no further amounts to be reclassified from accumulated other comprehensive income (loss) into net income related to previously terminated cash flow hedges.

Derivatives designated as fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. Pinnacle Financial utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable available-for-sale securities. The hedging strategy converts the fixed interest rates to variable interest rates based on federal funds rates or SOFR. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. Pinnacle Financial also utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on Federal Home Loan Bank of Cincinnati (FHLB) advances. During the third quarter of 2024, Pinnacle Financial entered into a portfolio layer method fair value hedge with a notional amount of $300 million. Under the portfolio layer method, the hedged item is designated as a hedged layer of a closed portfolio of available-for-sale securities that is anticipated to remain outstanding throughout the hedge period ending September 1, 2026.

A summary of Pinnacle Financial's fair value hedge relationships as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

					March 31, 2025		December 31, 2024
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Asset derivatives
Interest rate swaps - securities	Other assets	10.31	3.28%	Federal Funds/ SOFR	$3,137,761	$50,363	$3,198,426	$67,064
Liability derivatives
Interest rate swaps - borrowings	Other liabilities	2.48	SOFR	3.48%	1,175,000	(9,713)	1,175,000	(21,428)
					$4,312,761	$40,650	$4,373,426	$45,636

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At both March 31, 2025 and December 31, 2024, the notional amount of fair value derivatives cleared through central clearing houses was $3.0 billion with a fair value that approximates zero due to $26.2 million and $72.7 million in variation margin payments.

Notional amounts of $244.4 million as of March 31, 2025 receive a variable rate of interest based on the daily compounded federal funds rate and notional amounts totaling $4.1 billion as of March 31, 2025 receive a variable rate of interest based on the daily compounded SOFR.

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
Securities		2025	2024
Interest rate swaps - securities	Interest income on securities	$(16,701)	$26,812
Securities available-for-sale	Interest income on securities	$16,701	$(26,812)
FHLB advances
Interest rate swaps - FHLB advances	Interest expense on FHLB advances and other borrowings	$11,715	$(25,961)
FHLB advances	Interest expense on FHLB advances and other borrowings	$(11,715)	$25,961

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at March 31, 2025 and December 31, 2024 (in thousands):

	Carrying Amount of the Hedged Assets/Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/Liabilities
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Line item on the balance sheet
Securities available-for-sale	$3,800,740	$3,905,016	$(50,363)	$(67,064)
Federal Home Loan Bank advances	$1,165,287	$1,196,428	$(9,713)	$(21,428)

During the three months ended March 31, 2025, amortization expense totaling $54,000 related to previously terminated fair value hedges was recognized as a reduction to interest income on loans compared to $104,000 for the three months ended March 31, 2024.

In April 2022, interest rates swaps designated as fair value hedges with notional amounts totaling $164.3 million and market values totaling $14.3 million were terminated. Approximately $986,000 in gains were recognized at the time of termination and the remaining $5.2 million at March 31, 2025 will be accreted as additional interest income on the previously hedged available-for-sale mortgage backed and municipal securities over the same period as existing purchase discounts or premiums on these securities.

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

Other assets – Included in other assets are certain assets carried at fair value, including interest rate swap agreements to facilitate customer transactions, interest rate swap agreements designated as fair value hedges, interest rate caps, collars and floors designated as cash flow hedges and interest rate locks associated with the mortgage loan pipeline. The fair value of interest rate swap agreements is based on Pinnacle Financial's pricing models that utilize observable market inputs. The fair value of the cash flow hedge agreements is determined by calculating the difference between the discounted fixed rate cash flows and the discounted variable rate cash flows. The fair value of the mortgage loan pipeline is based upon the projected sales price of the underlying loans, taking into account market interest rates and other market factors at the measurement date, net of the projected fallout rate. Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

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

Other real estate owned – Other real estate owned (OREO) represents real estate foreclosed upon by Pinnacle Bank through loan defaults by customers or acquired by deed in lieu of foreclosure. Upon Pinnacle Bank's acquisition of OREO, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for credit losses. Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable. OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value as appraisal values are property-specific and sensitive to the changes in the overall economic environment.

Liabilities

Other liabilities – Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements to facilitate customer transactions, interest rate swaps designated as fair value hedges, interest rate caps, collars and floors designated as cash flow hedges and interest rate locks associated with the funding for its mortgage loan originations. The fair value of these liabilities is based on Pinnacle Financial's pricing models that utilize observable market inputs and is reflected within Level 2 of the valuation hierarchy.

The following tables present financial instruments measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
March 31, 2025
Investment securities available-for-sale:
U.S. Treasury securities	$1,452,300	$—	$1,452,300	$—
U.S. Government agency securities	204,607	—	204,607	—
Mortgage-backed securities	2,412,725	—	2,412,725	—
State and municipal securities	1,547,902	—	1,547,730	172
Agency-backed securities	222	—	222	—
Corporate notes and other	332,421	—	319,520	12,901
Total investment securities available-for-sale	5,950,177	—	5,937,104	13,073
Other investments	214,440	—	22,495	191,945
Mortgage servicing rights	11,215	—	—	11,215
Other assets	171,410	—	171,410	—
Total assets at fair value	$6,347,242	$—	$6,131,009	$216,233

Other liabilities	$70,186	$—	$70,186	$—
Total liabilities at fair value	$70,186	$—	$70,186	$—

December 31, 2024
Investment securities available-for-sale:
U.S. Treasury securities	$1,405,478	$—	$1,405,478	$—
U.S. Government agency securities	214,066	—	214,066	—
Mortgage-backed securities	1,962,359	—	1,962,359	—
State and municipal securities	1,506,557	—	1,506,222	335
Agency-backed securities	45,338	—	45,338	—
Corporate notes and other	448,571	—	435,682	12,889
Total investment securities available-for-sale	5,582,369	—	5,569,145	13,224
Other investments	198,721	—	22,170	176,551
Mortgage servicing rights	11,854	—	—	11,854
Other assets	177,100	—	177,100	—
Total assets at fair value	$5,970,044	$—	$5,768,415	$201,629

Other liabilities	$98,311	$—	$98,311	$—
Total liabilities at fair value	$98,311	$—	$98,311	$—

The following table presents assets measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

March 31, 2025	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$3,638	$—	$—	$3,638
Collateral dependent loans (1)	113,523	—	—	113,523
Total	$117,161	$—	$—	$117,161

December 31, 2024
Other real estate owned	$1,278	$—	$—	$1,278
Collateral dependent loans (1)	84,273	—	—	84,273
Total	$85,551	$—	$—	$85,551

(1) The carrying values of collateral dependent loans at March 31, 2025 and December 31, 2024 are net of valuation allowances of $51.8 million and $54.7 million, respectively.

In the case of the available-for-sale (AFS) investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. For the three months ended March 31, 2025, there were no transfers between Levels 1, 2 or 3. During the three months ended March 31, 2024, one AFS security with a carrying value of $12.8 million previously classified as Level 2 was transferred to Level 3 due to unobservable inputs becoming significant. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2025 and 2024 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three months ended March 31,
	2025			2024
	Available-for-sale securities	Other investments	Mortgage servicing rights	Available-for-sale securities	Other investments	Mortgage servicing rights
Fair value, beginning of period	$13,224	$176,551	$11,854	$479	$157,140	$—
Total realized gains (losses) included in income	13	183	(639)	13	(714)	11,812
Changes in unrealized gains/losses included in other comprehensive income (loss)	2	—	—	16	—	—
Transfers into Level 3	—	—	—	12,841	—	—
Purchases	—	16,920	—	—	7,467	—
Issuances	—	—	—	—	—	—
Settlements	(166)	(1,709)	—	(165)	(1,658)	—
Transfers out of Level 3	—		—	—	—	—
Fair value, end of period	$13,073	$191,945	$11,215	$13,184	$162,235	$11,812
Total net realized gains (losses) included in income	$13	$183	$(639)	$13	$(714)	$11,812

The following tables present the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at March 31, 2025 and December 31, 2024. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

	Carrying Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
March 31, 2025
Financial assets:
Securities purchased with agreement to resell	$80,566	$80,569	$—	$—	$80,569
Securities held-to-maturity	2,768,617	2,504,913	—	2,504,913	—
Loans, net	35,719,284	35,221,791	—	—	35,221,791
Consumer loans held-for-sale	143,305	143,654	—	143,654	—
Commercial loans held-for-sale	12,114	12,144	—	12,144	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	44,743,456	43,826,215	—	—	43,826,215
Federal Home Loan Bank advances	1,886,011	1,904,091	—	—	1,904,091
Subordinated debt and other borrowings	426,042	430,451	—	—	430,451

December 31, 2024
Financial assets:
Securities purchased with agreement to resell	$66,449	$66,451	$—	$—	$66,451
Securities held-to-maturity	2,798,899	2,560,252	—	2,560,252	—
Loans, net	35,071,282	34,440,683	—	—	34,440,683
Consumer loans held-for-sale	175,627	175,838	—	175,838	—
Commercial loans held-for-sale	19,700	19,724	—	19,724	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	43,073,236	42,190,235	—	—	42,190,235
Federal Home Loan Bank advances	1,874,134	1,874,588	—	—	1,874,588
Subordinated debt and other borrowings	425,821	431,996	—	—	431,996

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
During the three months ended March 31, 2025, Pinnacle Bank paid $30.4 million of dividends to Pinnacle Financial. As of March 31, 2025, based on the criteria noted above Pinnacle Bank could pay approximately $1.0 billion of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2013, Pinnacle Financial has paid a quarterly common stock dividend. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 21, 2025 when the board of directors increased the dividend to $0.24 per common share from $0.22 per common share. During the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th fractional interest in a share of Series B noncumulative, perpetual preferred stock (the "Series B Preferred Stock") in a registered public offering to both retail and institutional investors. Beginning in the third quarter of 2020, Pinnacle Financial began paying a quarterly dividend of $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock. The amount and timing of all future dividend payments by Pinnacle Financial, if any, including dividends on Pinnacle Financial's Series B Preferred Stock (and associated depositary shares), is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's receipt of dividends from Pinnacle Bank, earnings, capital position, financial condition, liquidity and other factors, including regulatory capital requirements, as they become known to Pinnacle Financial and receipt of any regulatory approvals that may become required as a result of each of Pinnacle Financial's or Pinnacle Bank's financial results.

Pinnacle Financial and Pinnacle Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and Pinnacle Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Pinnacle Financial's and Pinnacle Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Pinnacle Financial and Pinnacle Bank periodically evaluate risk weightings and may enter into transactions or undertake procedures that may reduce risk weightings, such as during the second quarter of 2024 when Pinnacle Financial entered into a CDS on a pool of first lien consumer real estate-mortgage loans, as more fully described in Note 9. Derivative Instruments, and implemented enhanced control processes with respect to certain commercial loans which permitted recharacterization of the loans, each of which reduced risk weighted assets of both Pinnacle Financial and Pinnacle Bank.

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total risk-based capital to risk-weighted assets and Tier 1 capital to average assets.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, each of Pinnacle Bank and Pinnacle Financial elected to delay the estimated impact on regulatory capital of Pinnacle Financial's and Pinnacle Bank's adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly changes in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”), was delayed until December 31, 2021. As of January 1, 2022, the cumulative amount of the transition adjustments became fixed and were phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in 2022, 50% recognized in 2023 and 25% recognized in 2024. Beginning on January 1, 2025, the temporary regulatory capital benefits were fully reversed.

Management believes, as of March 31, 2025, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the applicable 2.5% capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2025
Total capital to risk weighted assets:
Pinnacle Financial	$5,630,159	13.0%	$3,456,873	8.0%	$4,321,092	10.0%
Pinnacle Bank	$5,372,342	12.4%	$3,452,533	8.0%	$4,315,666	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$4,842,896	11.2%	$2,592,655	6.0%	$2,592,655	6.0%
Pinnacle Bank	$4,954,079	11.5%	$2,589,399	6.0%	$3,452,533	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$4,625,647	10.7%	$1,944,491	4.5%	N/A	N/A
Pinnacle Bank	$4,953,957	11.5%	$1,942,050	4.5%	$2,805,183	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$4,842,896	9.5%	$2,040,936	4.0%	N/A	N/A
Pinnacle Bank	$4,954,079	9.7%	$2,037,616	4.0%	$2,547,020	5.0%

At December 31, 2024
Total capital to risk weighted assets:
Pinnacle Financial	$5,515,492	13.1%	$3,358,116	8.0%	$4,197,645	10.0%
Pinnacle Bank	$5,246,472	12.5%	$3,352,352	8.0%	$4,190,440	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$4,751,357	11.3%	$2,518,587	6.0%	$2,518,587	6.0%
Pinnacle Bank	$4,851,336	11.6%	$2,514,264	6.0%	$3,352,352	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$4,534,108	10.8%	$1,888,940	4.5%	N/A	N/A
Pinnacle Bank	$4,851,213	11.6%	$1,885,698	4.5%	$2,723,786	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$4,751,357	9.6%	$1,989,495	4.0%	N/A	N/A
Pinnacle Bank	$4,851,336	9.8%	$1,984,252	4.0%	$2,480,315	5.0%
(1) Well-capitalized minimum Common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average assets are not formally defined under applicable banking regulations for bank holding companies.
(*) Average assets for the above calculations were based on the most recent quarter.

Note 12.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities and from time to time Pinnacle Financial has entered into certain other subordinated debt agreements. These instruments are outlined below as of March 31, 2025 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2025	Coupon Structure at March 31, 2025
Trust preferred securities
PNFP Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	7.36%	3-month SOFR + 2.80% (1)
PNFP Statutory Trust II	September 15, 2005	September 30, 2035	20,619	5.96%	3-month SOFR + 1.40% (1)
PNFP Statutory Trust III	September 7, 2006	September 30, 2036	20,619	6.21%	3-month SOFR + 1.65% (1)
PNFP Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	7.41%	3-month SOFR + 2.85% (1)
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	7.81%	3-month SOFR + 3.25% (1)
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	7.41%	3-month SOFR + 2.85% (1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	6.96%	3-month SOFR + 2.40% (1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	6.26%	3-month SOFR + 1.70% (1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	7.66%	3-month SOFR + 3.10% (1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	6.05%	3-month SOFR + 1.49% (1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	6.28%	3-month SOFR + 1.73% (1)
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	6.06%	3-month SOFR + 1.50% (1)

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	7.34%	3-month SOFR + 3.04% (2)

Debt issuance costs and fair value adjustments			(6,953)
Total subordinated debt and other borrowings			$426,042
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

Note 13.  Segment Reporting

Pinnacle Financial operates through a single operating and reporting segment primarily as a bank, although Pinnacle Financial does provide additional non-banking services customary for a financial services institution including investment, insurance, trust and mortgage lending services. The chief operating decision maker (CODM) is comprised of Pinnacle Financial’s senior leadership team which during the three months ended and at March 31, 2025 consisted of thirteen individuals including the Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance, allocates resources and makes operating decisions for Pinnacle Financial on a consolidated basis primarily based on Pinnacle Financial’s combined net interest income and noninterest income as well as net income as presented on the same basis as in the accompanying consolidated statement of operations. As Pinnacle Financial’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at March 31, 2025 and December 31, 2024 and our results of operations for the three months ended March 31, 2025 and 2024. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein and the risk factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024 (Form 10-K) and the other reports we have filed with the Securities and Exchange Commission since we filed the Form 10-K. Unless the context otherwise requires, the terms "Pinnacle Financial," "we," the "company," "our," or similar terms refer to Pinnacle Financial Partners, Inc. and, where appropriate, its subsidiaries.

Overview

General. Our diluted net income per common share for the three months ended March 31, 2025 was $1.77 compared to $1.57 for the same period in 2024. At March 31, 2025, loans increased to $36.1 billion as compared to $35.5 billion at December 31, 2024, and total deposits increased to $44.5 billion at March 31, 2025 from $42.8 billion at December 31, 2024.

Results of Operations. Our net interest income increased to $364.4 million for the three months ended March 31, 2025 compared to $318.0 million for the same period in the prior year, representing an increase of $46.4 million, or 14.6%. For the three months ended March 31, 2025 when compared to the comparable period in 2024, this increase was largely the result of organic loan growth and a declining cost of funds in the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. The net interest margin (the ratio of net interest income to average earning assets) for the three months ended March 31, 2025 was 3.21% compared to 3.04% for the same period in 2024 and reflects increased average earning asset balances as well as a reduction in our cost of funds despite increased average interest-bearing balances. Additionally, our noninterest bearing deposit balances increased during the three months ended March 31, 2025 when compared to the same period in 2024.

Our provision for credit losses was $17.0 million for the three months ended March 31, 2025 compared to $34.5 million for the same period in 2024. The change in provision expense for the three months ended March 31, 2025 as compared to the same period in 2024 is in part the result of a reduction in specific reserves associated with certain loans due to improvements in the borrowers' financial condition or payoff of a portion of or, in certain cases, the full, outstanding balances. Also impacting provision expense for the three months ended March 31, 2025 were net charge-offs totaling $14.0 million compared to $16.2 million for the same period in 2024.
Noninterest income decreased by $11.7 million, or 10.6%, during the three months ended March 31, 2025 compared to the same period in 2024, due in large part to a mortgage servicing right we recorded in the first quarter of 2024 which resulted in the recognition of $11.8 million in income which was not replicated during the first quarter of 2025. Income from our equity method investment in BHG was $20.4 million during the three months ended March 31, 2025 compared to $16.0 million during the three months ended March 31, 2024. Additionally, income from our wealth management groups (investments, insurance and trust) reflect strong revenue growth increasing $6.8 million during the three months ended March 31, 2025 compared to the same period in 2024. Service charges on deposit accounts also reflect strong revenue growth with an increase of $3.6 million, or 26.7%, during the three months ended March 31, 2025 compared to the same period in 2024. Interchange and other consumer fees also positively impacted noninterest income with an increase of $2.0 million during the three months ended March 31, 2025 compared to the same period in 2024. The increases in noninterest income were offset in part by $12.5 million in net losses on the sale of investment securities in the first quarter of 2025. Also negatively impacting noninterest income during the three months ended March 31, 2025 compared to the same period in 2024 was a $3.0 million decrease in income from our other equity investments as well as a $1.3 million decrease in income related to bank-owned life insurance.

Noninterest expense increased by $33.1 million, or 13.7%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Impacting noninterest expense for the three months ended March 31, 2025 as compared to the same prior year period was an increase of $26.1 million in salaries and employee benefits. The increase in salaries and employee benefits was primarily the result of an increase in our associate base to 3,595.0 full-time equivalent associates at March 31, 2025 compared to 3,386.5 at March 31, 2024, as well as annual merit increases effective in January 2025 and increases in cash and equity incentive accruals due to our belief at March 31, 2025 that we were likely to achieve a payout percentage under our annual cash incentive plan in 2025 that would be higher than what we believed we would payout at March 31, 2024 under our 2024 annual cash incentive plan and increased vesting under our performance-based vesting restricted stock unit awards based on estimated performance through March 31, 2025. Noninterest expense categories, other than salaries and employee benefits, were $103.4 million during the three months ended March 31, 2025 compared to $96.4 million during three months ended March 31, 2024, an increase of 7.3%. The three months ended March 31, 2025 as compared to the same 2024 period was impacted by changes in equipment and occupancy costs and lending and deposit-related expenses. Equipment and occupancy costs were $46.2 million for the three months ended March 31, 2025 compared to $39.6 million for the three months ended March 31, 2024 and were negatively impacted by the overall growth in our infrastructure, construction and operation of additional locations, including our new Nashville headquarters and new technology implemented. Other noninterest expense includes lending-related expenses, deposit-related expense, wealth-management expenses and other items. Lending-related expenses were $16.1 million for the three months ended March 31, 2025 compared to $12.7 million for the three months ended March 31, 2024 and were impacted by the loss protection fees of $1.7 million associated with a credit default swap which began in the second quarter of 2024. Deposit-related expenses were $17.7 million during the three months ended March 31, 2025 compared to $21.2 million for the three months ended March 31, 2024. Contributing to the decline in deposit-related expenses in the first quarter of 2025 was the lack of an FDIC special assessment in 2025 compared to a $7.3 million special assessment in the first quarter of 2024.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 59.5% for the three months ended March 31, 2025 compared to 56.6% for the three months ended March 31, 2024. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Our efficiency ratio during the three months ended March 31, 2025 compared to the same period in 2024 was both positively and negatively impacted by the changes to net interest income, noninterest income and noninterest expense discussed above.
During the three months ended March 31, 2025, we recorded income tax expense of $30.0 million compared to $27.3 million for the three months ended March 31, 2024. Our effective tax rate for the three months ended March 31, 2025 was 17.6% compared to 18.1% for the three months ended March 31, 2024. Our tax rate in each period was impacted by, among other things, the vesting and exercise of equity-based awards previously granted under our equity-based compensation program. For the three months ended March 31, 2025, we recognized excess tax benefits of $3.6 million in connection with the vesting and exercise of these equity-based awards compared to excess tax benefits of $2.4 million for the three months ended March 31, 2024. The increase in excess tax benefits recognized during the three months ended March 31, 2025 as compared to the same period in 2024 was the primary reason for the decrease in the effective tax rate between periods.
Financial Condition. Loans increased $651.0 million, or 1.8%, during the three months ended March 31, 2025 when compared to December 31, 2024. The increase is primarily the result of loans made to borrowers that principally operate or are located in the markets in which we have recently entered or expanded our presence, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company, including those targeted by our franchise and leasing segments and our solar financing group. Loan growth was also positively impacted during the three months ended March 31, 2025 by the continued growth of certain specialty lending groups, including franchise lending and equipment lease financing. Total deposits were $44.5 billion at March 31, 2025 compared to $42.8 billion at December 31, 2024, an increase of $1.6 billion, or 3.8%. Interest-bearing deposits grew during the three months ended March 31, 2025 by approximately $677.0 million, or 4.8%, from December 31, 2024, as a result of our intentional focus on gathering and retaining these deposits and increases in the number of relationship advisors we employ.

At March 31, 2025, our allowance for credit losses was $417.5 million compared to $414.5 million at December 31, 2024. The increase in the allowance for credit losses during the three months ended March 31, 2025 was primarily the result of overall growth in the portfolio year-over-year. Additionally, during the three months ended March 31, 2025 net charge-offs were $14.0 million compared to $16.2 million for the same period in 2024.

Capital and Liquidity. At March 31, 2025 and December 31, 2024, our capital ratios, including the capital ratios of our bank subsidiary, Pinnacle Bank ("Pinnacle Bank"), exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 11. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q) for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At March 31, 2025, Pinnacle Financial had approximately $242.7 million of cash that could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

On January 16, 2024, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program remained in effect through March 31, 2025. On January 21, 2025, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the previously authorized share repurchase program that expired on March 31, 2025. The new authorization is set to remain in effect through March 31, 2026. We did not repurchase any shares under the prior share repurchase program during 2024 or the first three months of 2025.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Estimates as described in our Form 10-K.

Selected Financial Information

The following is a summary of certain financial information for the three month periods ended March 31, 2025 and 2024 and as of March 31, 2025 and December 31, 2024 (dollars in thousands, except per share data):

	Three Months Ended March 31,		2025 - 2024 Percent
	2025	2024	Increase (Decrease)
Income Statement:
Interest income	$668,160	$650,483	2.7%
Interest expense	303,732	332,449	(8.6)%
Net interest income	364,428	318,034	14.6%
Provision for credit losses	16,960	34,497	(50.8)%
Net interest income after provision for credit losses	347,468	283,537	22.5%
Noninterest income	98,426	110,103	(10.6)%
Noninterest expense	275,487	242,365	13.7%
Income before income taxes	170,407	151,275	12.6%
Income tax expense	29,999	27,331	9.8%
Net income	140,408	123,944	13.3%
Preferred stock dividends	(3,798)	(3,798)	—%
Net income available to common shareholders	$136,610	$120,146	13.7%

Per Share Data:
Basic net income per common share	$1.78	$1.58	12.7%
Diluted net income per common share	$1.77	$1.57	12.7%

Performance Ratios:
Return on average assets (1)	1.05%	1.00%	5.0%
Return on average shareholders' equity (2)	8.50%	7.94%	7.1%
Return on average common shareholders' equity (3)	8.80%	8.24%	6.8%

	March 31, 2025	December 31, 2024
Balance Sheet:
Loans, net of allowance for credit losses	$35,719,284	$35,071,282	1.8%
Deposits	$44,479,463	$42,842,992	3.8%
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

Results of Operations

Net Interest Income. Net interest income represents the amount by which interest earned on various interest-earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $364.4 million for the three months ended March 31, 2025 compared to $318.0 million for the same period in the prior year, representing an increase of $46.4 million, or 14.6%. For the three months ended March 31, 2025 when compared to the comparable period in 2024, this increase was largely the result of organic loan growth and a declining cost of funds in the three months ended March 31, 2025 when compared to the three months ended March 31, 2024.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets
Loans (1) (2)	$36,041,530	$547,368	6.24%	$33,041,954	$541,199	6.67%
Securities
Taxable	5,432,730	61,853	4.62%	3,919,534	44,470	4.56%
Tax-exempt (2)	3,247,204	25,230	3.76%	3,387,667	24,600	3.48%
Interest-bearing due from banks	2,645,347	28,893	4.43%	2,476,800	32,753	5.32%
Securities purchased under agreements to resell	58,407	1,635	11.35%	543,788	3,858	2.85%
Federal funds sold	—	—	—%	—	—	—%
Other	254,839	3,181	5.06%	253,474	3,603	5.72%
Total interest-earning assets	47,680,057	$668,160	5.79%	43,623,217	$650,483	6.11%
Nonearning assets
Intangible assets	1,870,164			1,873,871
Other nonearning assets	2,975,610			2,814,172
Total assets	$52,525,831			$48,311,260

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$14,136,443	111,751	3.21%	$11,567,773	112,728	3.92%
Savings and money market	16,345,027	118,842	2.95%	14,608,687	134,752	3.71%
Time	4,330,730	42,800	4.01%	4,857,032	53,488	4.43%
Total interest-bearing deposits	34,812,200	273,393	3.18%	31,033,492	300,968	3.90%
Securities sold under agreements to repurchase	230,745	1,026	1.80%	210,888	1,399	2.67%
Federal Home Loan Bank advances	1,877,596	21,272	4.59%	2,214,489	24,120	4.38%
Subordinated debt and other borrowings	427,624	8,041	7.63%	428,281	5,962	5.60%
Total interest-bearing liabilities	37,348,165	303,732	3.30%	33,887,150	332,449	3.95%
Noninterest-bearing deposits	8,206,751	—	0.00%	7,962,217	—	0.00%
Total deposits and interest-bearing liabilities	45,554,916	$303,732	2.70%	41,849,367	$332,449	3.20%
Other liabilities	455,011			379,277
Total liabilities	46,009,927			42,228,644
Shareholders' equity	6,515,904			6,082,616
Total liabilities and shareholders' equity	$52,525,831			$48,311,260
Net interest income		$364,428			$318,034
Net interest spread (3)			2.49%			2.16%
Net interest margin (4)			3.21%			3.04%
(1) Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $12.5 million of taxable equivalent income for the three months ended March 31, 2025 compared to $11.8 million for the three months ended March 31, 2024. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the three months ended March 31, 2025 would have been 3.09% compared to a net interest spread of 2.91% for the three months ended March 31, 2024.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three months ended March 31, 2025, our net interest margin was 3.21% compared to 3.04% for the same period in 2024. The expansion in our net interest margin during the comparable three month periods ended March 31, 2025 and 2024, respectively, reflects increased average earning asset balances and a reduction in our cost of funds despite increased average interest-bearing deposit and interest-bearing liability balances. Additionally, our noninterest-bearing average deposit balances increased during the first quarter of 2025. During the three months ended March 31, 2025, our earning asset yield decreased by 32 basis points from the same period in the prior year reflecting the impact of the 100 basis point decrease in short-term interest rates since September 2024. Conversely, our total funding rates, led by decreases in interest-bearing deposits rates, decreased by 50 basis points during the three months ended March 31, 2025 compared to the same period in the prior year.

We seek to fund increased loan volumes by growing our core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, will utilize wholesale funding to fund shortfalls, if any, or provide additional liquidity. To the extent that our dependence on wholesale funding sources increases, our net interest margin would likely be negatively impacted as we may not be able to reduce the rates we pay on these deposits as quickly as we can on core deposits as rates have and may continue to decline. We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.

Provision for Credit Losses. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. Our provision for credit losses was $17.0 million for the three months ended March 31, 2025 compared to $34.5 million for the same period in 2024. The provision for credit losses is impacted by growth in our loan portfolio, recent historical and projected future economic conditions, our internal assessment of the credit quality of the loan portfolio and net charge-offs. The change in provision expense for the three month period ended March 31, 2025 as compared to the same period in 2024 is in part the result of a reduction in specific reserves associated with certain loans due to improvements in the borrowers' financial condition or payoff of a portion of, or in certain cases the full, outstanding balances. Also impacting provision expense for the three months ended March 31, 2025 were net charge-offs totaling $14.0 million compared to $16.2 million for the same period in 2024.

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

The following is a summary of our noninterest income for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		2025 - 2024
	2025	2024	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$17,028	$13,439	26.7%
Investment services	18,817	14,751	27.6%
Insurance sales commissions	4,674	3,852	21.3%
Gains on mortgage loans sold, net	2,507	2,879	(12.9)%
Investment losses on sales of securities, net	(12,512)	—	(100.0)%
Trust fees	9,340	7,415	26.0%
Income from equity method investment	20,405	16,035	27.3%
Gain on sale of fixed assets	210	58	>100%
Other noninterest income:
Interchange and other consumer fees	19,996	18,032	10.9%
Bank-owned life insurance	9,633	10,944	(12.0)%
Loan swap fees	1,385	578	>100%
SBA loan sales	1,503	1,229	22.3%
Gain (loss) from other equity investments	(159)	2,883	(>100%)
Other noninterest income	5,599	18,008	(68.9)%
Total other noninterest income	37,957	51,674	(26.5)%
Total noninterest income	$98,426	$110,103	(10.6)%

Our fee categories of wealth management and service charges on deposit accounts, including interchange and other consumer fees, reflect strong year-over-year revenue growth. The increase in service charges on deposit accounts of $3.6 million, or 26.7%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily attributable to revenues from commercial deposit accounts, including analysis fee revenue, as well as increased merchant and check card fees reflective of growth in our deposit accounts and the economic strength of our markets.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income and was impacted in part during the three months ended March 31, 2025 by market volatility. For the three months ended March 31, 2025, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, and fees from our wealth advisory group, PNFP Capital Markets, Inc., increased by approximately $4.1 million when compared to the three months ended March 31, 2024. At March 31, 2025 and 2024, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $13.3 billion and $10.8 billion, respectively, in brokerage assets. Revenues from the sale of insurance products by our insurance subsidiaries for the three months ended March 31, 2025 increased by $822,000 compared to the same period in the prior year. Included in insurance revenues for the three months ended March 31, 2025 was $977,000 of contingent income that was recorded in the period but based on 2024 sales production and claims experience compared to $545,000 recorded in the same period in the prior year that was based on 2023 sales production and claims experience. Additionally, at March 31, 2025 our trust department was receiving fees on approximately $7.3 billion of managed assets compared to $6.3 billion at March 31, 2024. We believe the improvement of $6.8 million, or 26.2%, in income from our wealth management lines of business during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024 is primarily attributable to an increase in capacity as we hire more revenue producers across the firm, but particularly in the areas of our most recent market extensions.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising or higher interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the mortgage interest rate environment changes. Gains on mortgage loans sold, net, were $2.5 million for the three months ended March 31, 2025 compared to $2.9 million for the same period in the prior year. The reduction in mortgage fee income was primarily attributable to higher mortgage interest rates year-over-year. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program whereby the hedge protects against changes in the fair value of the pipeline. The hedge is not designated as a hedge for U.S. GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. The change in the fair value of the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At March 31, 2025, the mortgage pipeline included $93.3 million in loans expected to close in 2025 compared to $91.9 million in loans at March 31, 2024 expected to close in 2024.

During the three months ended March 31, 2025, $188.5 million of investment securities were sold in our available-for-sale securities portfolio. Net losses on the sale of these investment securities were $12.5 million for the three months ended March 31, 2025. These securities were sold in an effort to reposition a portion of our securities portfolio to enhance future earning potential. During the three months ended March 31, 2024, no investment securities were sold in our available-for-sale securities portfolio.

For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, we assess whether or not we intend to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because we did not intend to sell those available-for-sale securities that were in an unrealized loss position at March 31, 2025, and it was not more-likely-than-not that we would be required to sell the securities before recovery of their amortized cost bases, which may be maturity, we determined that no write-down was necessary at March 31, 2025.

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

Income from this equity-method investment was $20.4 million for the three months ended March 31, 2025 compared to $16.0 million for the same period last year. In 2019, BHG began retaining more loans on its balance sheet. For much of its history, BHG has sold the majority of the loans it originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. BHG’s decision to sell loans through its auction platform (or, recently, directly to institutional investors) or retain loans on its balance sheet is impacted by a variety of factors, including interest rates, credit experience and demand levels from the community bank network of buyers and institutional buyers to whom BHG markets these loans. In a rising or elevated rate environment, BHG may choose to sell more loans if the cost of financing loans on its balance sheet is not as attractive as a sale, either directly to asset managers or through its auction platform, while in a falling or lower rate environment it may choose to retain more loans on its balance sheet if funding alternatives for doing so are attractive. During 2024 and the first three months of 2025, BHG sold loans totaling approximately $806 million and $287 million, respectively, directly to asset managers. Since 2020, BHG has completed ten securitizations totaling approximately $3.3 billion, with the latest securitization of approximately $400 million having been completed in the first quarter of 2025. BHG also entered into funding facilities in the fourth quarter of 2022, first quarter of 2023 and third quarter of 2024 including facilities with U.S. asset managers with outstanding balances of $415 million and $455 million at March 31, 2025 and December 31, 2024, respectively, and an annualized interest rate at March 31, 2025 of approximately 7.65%. These facilities, which are secured by loans on BHG's balance sheet, represent incremental funding sources to BHG. We anticipate that BHG will complete additional securitizations in the future or otherwise establish other borrowing facilities to facilitate the retention of additional loans on BHG's balance sheet.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets associated with Pinnacle Bank's investment in BHG of $40,000 for the three months ended March 31, 2025 compared to $59,000 for the three months ended March 31, 2024. At March 31, 2025, there were $5.7 million of these intangible assets that are expected to be amortized in lesser amounts over the next 11 years. Also included in income from equity-method investment is accretion income associated with the fair valuation of certain of BHG's liabilities of $29,000 for the three months ended March 31, 2025 compared to $39,000 for the three months ended March 31, 2024. At March 31, 2025, there were $68,000 of these liabilities that are expected to accrete into income in lesser amounts over the next two years.

During the three months ended March 31, 2025, Pinnacle Bank received dividends of $24.9 million from BHG compared to $3.6 million received during the three months ended March 31, 2024. Dividends from BHG during such periods reduced the carrying amount of Pinnacle Bank's investment in BHG, while earnings from BHG during such periods increased the carrying amount of Pinnacle Bank's investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. During the three months ended March 31, 2025 and March 31, 2024, Pinnacle Bank purchased no loans from BHG. At March 31, 2025 and December 31, 2024, there were $147.4 million and $161.7 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. These loans were purchased at par from BHG by Pinnacle Bank and BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is between 4.50% and 6.00% per annum. During the three months ended March 31, 2025, Pinnacle Bank sold no BHG joint venture program loans back to BHG.

For the three months ended March 31, 2025, BHG reported $240.7 million in revenues, net of substitution and prepayment losses of $132.6 million, compared to revenues of $277.3 million for the three months ended March 31, 2024, net of substitution and prepayment losses of $78.9 million. Earnings from BHG are likely to fluctuate from period-to-period. Approximately $95.0 million, or 39.5%, of BHG's revenues for the three months ended March 31, 2025 related to gains on the sale of commercial and consumer loans compared to $109.8 million, or 39.6%, for the three months ended March 31, 2024. These loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan, although the purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. During the three months ended March 31, 2025, BHG sold loans to its network of community banks and other financial institutions totaling $1.3 billion compared to $929 million during the three months ended March 31, 2024. At March 31, 2025 and 2024, there were $7.7 billion and $6.9 billion, respectively, of these loans previously sold by BHG that were being actively serviced by the purchasing banks. BHG, at its sole option, may also provide purchasers of these loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. As a result, BHG maintained a liability as of March 31, 2025 and 2024 of $577.5 million and $390.6 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution due to payment default or prepayment. This liability represents 7.5% and 5.7%, respectively, of core product loans previously sold by BHG that remain outstanding as of March 31, 2025 and 2024, respectively. The change in the dollar amount of this liability and the percentage of this liability to core product loans sold by BHG that remain outstanding during the three months ended March 31, 2025 compared to the comparable period ended March 31, 2024 was principally the result of an increase in the amount of loans previously sold by BHG to financial institutions that remain outstanding, BHG's historical loss experience with these loans and BHG management's estimate of future substitution and prepayment losses.

In addition to these loans that BHG sells into its auction market or directly to institutional investors, at both March 31, 2025 and 2024, BHG reported loans that remained on BHG's balance sheet totaling $3.2 billion. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At March 31, 2025 and 2024, BHG had $2.3 billion and $2.6 billion, respectively, of secured borrowings associated with loans held for investment. At March 31, 2025 and 2024, BHG reported an allowance for credit losses totaling $245.0 million and $306.2 million, respectively, with respect to the loans on its balance sheet. The decrease in allowance for credit losses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was principally the result of prioritizing loan sales over retaining loans, improved quality of the loans remaining on BHG's balance sheet and changes in the economic environment. Interest income and fees associated with these on-balance sheet loans amounted to $134.5 million for the three months ended March 31, 2025 compared to $140.6 million for the three months ended March 31, 2024.

Included in our other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, Small Business Administration (SBA) loan sales and other noninterest income items. Interchange revenues increased 10.9% during the three months ended March 31, 2025 as compared to the same period in 2024 primarily as a result of increased commercial credit card usage. Other noninterest income also includes changes in the cash surrender value of bank-owned life insurance (BOLI) which was $9.6 million for the three months ended March 31, 2025 compared to $10.9 million in the same period in the prior year. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. During the first quarter of 2025, we purchased an additional $100 million in BOLI policies. Loan swap fees increased $807,000 during the three months ended March 31, 2025 as compared to the same period in 2024. SBA loan sales are included in other noninterest income and increased by $274,000 during the three months ended March 31, 2025 when compared to the same period in the prior year. The change in both loan swap fees and SBA loan sales are most directly impacted by the changing market conditions during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investment. Income related to these investments decreased $3.0 million during the three months ended March 31, 2025 when compared to the same period in the prior year. The other components of other noninterest income decreased $12.4 million during the three months ended March 31, 2025 compared to the same period in the prior year. The decrease during the three months ended March 31, 2025 is primarily the result of recognition during the first quarter of 2024 of an $11.8 million mortgage servicing right associated with our Freddie Mac Small Business Loan platform.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses and other operating expenses. The following is a summary of our noninterest expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		2025-2024
	2025	2024	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries and commissions	$112,172	$97,772	14.7%
Cash and equity incentives	30,859	23,911	29.1%
Employee benefits and other	29,058	24,327	19.4%
Total salaries and employee benefits	172,089	146,010	17.9%
Equipment and occupancy	46,180	39,646	16.5%
Other real estate expense, net	58	84	(31.0%)
Marketing and other business development	8,666	6,125	41.5%
Postage and supplies	3,370	2,771	21.6%
Amortization of intangibles	1,417	1,584	(10.5%)
Other noninterest expense:
Deposit related expense	17,720	21,246	(16.6%)
Lending related expense	16,095	12,693	26.8%
Wealth management related expense	1,183	922	28.3%
Other noninterest expense	8,709	11,284	(22.8%)
Total other noninterest expense	43,707	46,145	(5.3%)
Total noninterest expense	$275,487	$242,365	13.7%

Total salaries and employee benefits expenses increased $26.1 million for the three months ended March 31, 2025 compared to the same period in 2024. The change in salaries and employee benefits was largely the result of an increase in our associate base in 2025 versus 2024 as well as annual merit increases effective in January 2025 and increases in cash and equity incentive accruals due to our belief at March 31, 2025 that we were likely to achieve a payout percentage under our annual cash incentive plan in 2025 that would be higher that what we believed we would payout at March 31, 2024 under our 2024 annual cash incentive plan and an increase in the percentage of our performance-based vesting restricted stock units that we currently estimate our associates will earn under our performance-based vesting restricted stock unit awards based on estimated performance through March 31, 2025. Our associate base increased to 3,595.0 full-time equivalent associates at March 31, 2025 from 3,386.5 at March 31, 2024. We expect total salary and benefit expenses for the year ended 2025 to increase when compared to the comparable period in 2024 as we continue our focus on hiring experienced bankers in all of our markets.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our bank's non-commissioned associates participate in our annual cash incentive plan with a minimum targeted bonus equal to 10% of each associate's annual salary, and all of our bank's associates participate in our equity compensation plans. Under the 2025 annual cash incentive plan, the targeted level of incentive payments requires achievement of a certain soundness threshold and a targeted level of annual earnings per common share and annual revenues (subject to certain adjustments). To the extent that the soundness threshold is met and earnings per common share and revenues are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. For 2025, our annual incentive plan provides for maximum payouts of up to 125% of target, as well as increased levels of targeted percentage payouts for certain of our senior associates.

Cash incentive expense for the three months ended March 31, 2025 totaled $20.3 million compared to $13.6 million during the same prior year period due to an increased number of associates and our estimate at March 31, 2025 that we are likely to achieve a payout percentage under our annual cash incentive plan in 2025 that would be higher than what we estimated we would payout in the first quarter of 2024 under our annual cash incentive plan in 2024.

Also included in cash and equity incentives for the three months ended March 31, 2025 were approximately $4.8 million of compensation expenses related to equity-based restricted share awards compared to $4.5 million for the three months ended March 31, 2024 as well as approximately $5.7 million for the three months ended March 31, 2025 of compensation expenses related to equity-based restricted share units with either time-based or performance-based vesting criteria compared to $5.8 million for the three months ended March 31, 2024. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates, a significant percentage of which is performance-based for our senior executive officers. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization.

Employee benefits and other expenses include costs associated with our 401k plan, health insurance, payroll taxes and contract labor. These expenses increased by $4.7 million for the three months ended March 31, 2025 compared to the same prior year period. These increases reflect the increase in our associate base and increased employer costs to support the health insurance plans offered to our associate base in the respective periods.

Equipment and occupancy expenses for the three months ended March 31, 2025 were $46.2 million compared to $39.6 million for the three months ended March 31, 2024. The increase during the three month period ended March 31, 2025 and 2024 is in part due to the relocation of our corporate headquarters to a new Nashville location in April 2025, the overall growth of our infrastructure, the construction and operation of additional locations and new technology implemented.

Marketing and business development expense for the three months ended March 31, 2025 was $8.7 million compared to $6.1 million for the three months ended March 31, 2024. The primary drivers of the increases in marketing and business development costs were our partnership with The Pinnacle, Nashville's newest live music venue, which opened in March 2025, and other factors including increases in both client and associate engagement expenses due to our increased headcount and market extensions. We continue to expect these costs to rise modestly in 2025 when compared to 2024 taking into account anticipated increases associated with the associates we have hired in the last twelve months and expect to hire during the remainder of 2025.

Intangible amortization expense was $1.4 million for the three months ended March 31, 2025 compared to $1.6 million for the same period in 2024. At March 31, 2025, we had $7.7 million in core deposit intangible and $9.0 million in book of business intangible assets remaining, net of amortization. These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Annual amortization expense of these intangibles is estimated to decrease from $5.4 million to $1.1 million per year over the next five years with lesser amounts for the remaining amortization period.

Other noninterest expenses, which consists primarily of deposit, lending, wealth management and administrative expenses decreased by $2.4 million for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. Deposit-related expenses were $17.7 million during the three months ended March 31, 2025 compared to $21.2 million for the three months ended March 31, 2024. Contributing to the decline in deposit-related expenses in the first quarter of 2025 was the lack of an FDIC special assessment in 2025 compared to a $7.3 million special assessment in the first quarter of 2024. Lending related expenses, which represents costs associated with loan origination as well as operation of our credit card program, were $16.1 million for three months ended March 31, 2025 compared to $12.7 million for the three months ended March 31, 2024 and were impacted by loss protection fees of $1.7 million associated with a credit default swap which began in the second quarter of 2024. Wealth management related expenses during the three months ended March 31, 2025 grew $261,000 when compared to the same period in 2024. Other noninterest expenses decreased $2.6 million during the three months ended March 31, 2025 as compared to the same period in 2024 primarily due to a reduction in state franchise taxes.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 59.5% for the three months ended March 31, 2025 compared to 56.6% for the three months ended March 31, 2024. Our efficiency ratio during the three months ended March 31, 2025 compared to the same period in 2024 was both positively and negatively impacted by the changes to net interest income, noninterest income and noninterest expense discussed above.
Income Taxes. During the three months ended March 31, 2025, we recorded income tax expense of $30.0 million compared to $27.3 million for the three months ended March 31, 2024. Our effective tax rate for the three months ended March 31, 2025 was 17.6% compared to 18.1% for the three months ended March 31, 2024. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 25.00% at March 31, 2025 and 2024 primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust and municipal investment subsidiaries, participation in Tennessee's Community Investment Tax Credit program, tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax rate in each period was also impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program. For the three months ended March 31, 2025, we recognized excess tax benefits of $3.6 million compared to excess tax benefits of $2.4 million during the three months ended March 31, 2024 with respect to the vesting of equity-based awards. The increase in excess tax benefits recognized during the three months ended March 31, 2025 as compared to the same period in 2024 was a primary reason for the decrease in the effective tax rate between the three months ended March 31, 2025 and the comparable period in 2024.

Financial Condition

Our consolidated balance sheet at March 31, 2025 reflects an increase in total loans outstanding to $36.1 billion compared to $35.5 billion at December 31, 2024. Total deposits increased by $1.6 billion to $44.5 billion between December 31, 2024 and March 31, 2025. Total assets were $54.3 billion at March 31, 2025 compared to $52.6 billion at December 31, 2024.

Loans. The composition of loans at March 31, 2025 and at December 31, 2024 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	March 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$4,594,376	12.7%	$4,388,531	12.4%
Non-owner occupied	8,338,098	23.1%	8,130,118	22.9%
Consumer real estate – mortgage	4,977,358	13.8%	4,914,482	13.9%
Construction and land development	3,525,860	9.7%	3,699,321	10.4%
Commercial and industrial	14,131,312	39.1%	13,815,817	38.9%
Consumer and other	569,742	1.6%	537,507	1.5%
Total loans	$36,136,746	100.0%	$35,485,776	100.0%

At March 31, 2025, our loan portfolio composition had changed slightly from the composition at December 31, 2024 with commercial real estate and commercial and industrial lending generally continuing to make up the largest segments of our portfolio. At March 31, 2025, approximately 35.5% of the outstanding principal balance of our commercial real estate loans was secured by owner occupied commercial real estate properties compared to 35.1% at December 31, 2024. Owner occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. We are pursuing reduced levels of commercial real estate loans by limiting growth in these loan segments until certain benchmarks are achieved.

Lending Concentrations. We periodically analyze our loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2024
Lessors of nonresidential buildings	$4,675,803	$936,311	$5,612,114	$5,439,776
Lessors of residential buildings	2,366,436	429,337	2,795,773	2,871,227
New Housing For-Sale Builders	580,278	862,720	1,442,998	1,394,494
Music Publishers	903,837	431,925	1,335,762	1,114,105

Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At March 31, 2025, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 65.6% compared to 70.5% at December 31, 2024. Construction and land development, non-owner occupied commercial real estate and multifamily loans as a percentage of total risk-based capital were 236.4% and 242.2% as of March 31, 2025 and December 31, 2024, respectively. Over time, we have targeted a non-owner occupied commercial real estate, multifamily and construction and land development loans to total risk-based capital ratio of less than 225% and construction and land development loans to total risk-based capital ratio of less than 70%. At September 30, 2024, Pinnacle Bank was below the target for construction and land development loans and as such began considering originating new loans using a measured underwriting process, focusing on high-quality developer clients primarily focused in the industrial and multifamily commercial real estate segments. Pinnacle Bank believes it has established appropriate controls to monitor and regulate its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The following table presents the maturity distribution of our loan portfolio by loan segment at March 31, 2025 according to contractual maturities of (1) one year or less, (2) after one but within five years, (3) after five but within fifteen years and (4) after fifteen years. The table also presents the portion of loans by loan segment that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index (dollars in thousands):

	Due in one year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial real estate:
Owner occupied	$296,100	$2,670,008	$1,146,996	$481,272	$4,594,376
Non-owner occupied	2,342,277	5,438,720	480,438	76,663	8,338,098
Consumer real estate - mortgage	128,597	505,751	326,578	4,016,432	4,977,358
Construction and land development	1,522,793	1,808,686	130,062	64,319	3,525,860
Commercial and industrial	3,434,744	8,330,108	1,891,913	474,547	14,131,312
Consumer and other	189,623	326,590	12,964	40,565	569,742
Total loans	$7,914,134	$19,079,863	$3,988,951	$5,153,798	$36,136,746
Loans with fixed interest rates:
Commercial real estate:
Owner occupied	$205,221	$1,446,702	$644,576	$261,138	$2,557,637
Non-owner occupied	504,768	2,643,669	189,234	44,788	3,382,459
Consumer real estate - mortgage	67,024	328,778	68,200	1,973,100	2,437,102
Construction and land development	136,035	286,189	53,122	46,914	522,260
Commercial and industrial	988,128	2,658,313	1,065,917	350,591	5,062,949
Consumer and other	81,764	157,085	11,444	40,491	290,784
Total loans	$1,982,940	$7,520,736	$2,032,493	$2,717,022	$14,253,191

Loans with variable interest rates:
Commercial real estate:
Owner occupied	$90,879	$1,223,306	$502,420	$220,134	$2,036,739
Non-owner occupied	1,837,509	2,795,051	291,204	31,875	4,955,639
Consumer real estate - mortgage	61,573	176,973	258,378	2,043,332	2,540,256
Construction and land development	1,386,758	1,522,497	76,940	17,405	3,003,600
Commercial and industrial	2,446,616	5,671,795	825,996	123,956	9,068,363
Consumer and other	107,859	169,505	1,520	74	278,958
Total loans	$5,931,194	$11,559,127	$1,956,458	$2,436,776	$21,883,555

The above information does not consider the impact of scheduled principal payments. Loans totaling $1.1 billion at their contractual floor or ceiling rate at March 31, 2025 are presented as fixed interest rate loans in the table above.

Loans in Past Due Status. The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Loans past due 30 to 89 days:

	March 31,	December 31,
	2025	2024
Commercial real estate:
Owner occupied	$4,396	$10,583
Non-owner occupied	172	1,217
Consumer real estate – mortgage	18,468	21,607
Construction and land development	249	125
Commercial and industrial	26,319	24,507
Consumer and other	5,659	4,092
Total loans past due 30 to 89 days	$55,263	$62,131

Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$13,455	$10,089
Non-owner occupied	30,669	39,469
Consumer real estate – mortgage	15,907	20,615
Construction and land development	1,747	1,541
Commercial and industrial	33,066	31,077
Consumer and other	1,417	1,160
Total loans past due 90 days or more	$96,261	$103,951

Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.15%	0.18%
Loans past due 90 days or more as a percentage of total loans	0.27%	0.29%
Total loans in past due status as a percentage of total loans	0.42%	0.47%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $54.3 million, or 0.2% of total loans at March 31, 2025, compared to $46.9 million, or 0.1% of total loans at December 31, 2024. Potential problem loans represent loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, or worse, but not considered nonperforming loans. Potential problem loans totaling $732,000 were past due at least 30 days but less than 90 days as of March 31, 2025.

Nonperforming Assets and Modified Loans. At March 31, 2025, we had $175.2 million in nonperforming assets compared to $149.1 million at December 31, 2024. Included in nonperforming assets were $171.6 million in nonaccrual loans and $3.7 million in OREO and other nonperforming assets at March 31, 2025 and $147.8 million in nonaccrual loans and $1.3 million in OREO and other nonperforming assets at December 31, 2024. The change in nonaccrual loans at March 31, 2025 as compared to December 31, 2024 is largely the result of an increased amount of commercial and industrial and commercial real estate loans being assigned to nonaccrual status. At March 31, 2025, there were $11.8 million of modified loans to borrowers experiencing financial difficulty, of which $4.6 million were accruing as of the modification date and remain on accrual status.

Allowance for Credit Losses on Loans (ACL). The current expected credit losses (CECL) methodology requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, the ACL represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans as of the date of its calculation. As of March 31, 2025 and December 31, 2024, our ACL was approximately $417.5 million and $414.5 million, respectively, which our management believed to be adequate at each of the respective dates. Our ACL as a percentage of total loans was 1.16% at March 31, 2025 compared to 1.17% at December 31, 2024. The change in the ACL as a percentage of total loans since December 31, 2024 is primarily the result of overall growth in and changes to the underlying loan level attributes in certain segments of the loan portfolio as well as a reduction in specific reserves on individually evaluated loans and improvement in certain qualitative factors used in our CECL models.

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

Under the CECL methodology, the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At both March 31, 2025 and December 31, 2024, a reasonable and supportable period of fifteen months was utilized for all loan segments followed by a twelve month straight line reversion period to long term averages.

The following table sets forth, based on management's estimate, the allocation of the allowance for credit losses on loans to categories of loans, loan balances by category, the percentage of loans in each category to total loans and allowance for credit losses as a percentage of total loans within each loan category as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025				December 31, 2024
	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)
Commercial real estate:
Owner occupied	$39,102	$4,594,376	0.85%	12.7%	$36,997	$4,388,531	0.84%	12.4%
Non-owner occupied	69,826	8,338,098	0.84%	23.1%	80,654	8,130,118	0.99%	22.9%
Consumer real estate - mortgage	86,447	4,977,358	1.74%	13.8%	80,042	4,914,482	1.63%	13.9%
Construction and land development	30,461	3,525,860	0.86%	9.7%	33,620	3,699,321	0.91%	10.4%
Commercial and industrial	183,205	14,131,312	1.30%	39.1%	174,799	13,815,817	1.27%	38.9%
Consumer and other	8,421	569,742	1.48%	1.6%	8,382	537,507	1.56%	1.5%
Total	$417,462	$36,136,746	1.16%	100.0%	$414,494	$35,485,776	1.17%	100.0%

The following table presents information related to credit losses on loans by loan segment for the three months ended March 31, 2025 and year ended December 31, 2024 (in thousands):

	Provision for credit losses	Net (charge-offs) recoveries	Average loans	Ratio of net (charge-offs) recoveries to average loans (1)
For the three months ended March 31, 2025:
Commercial real estate:
Owner occupied	$2,265	$(160)	$4,449,291	(0.01)%
Non-owner occupied	(10,838)	10	8,341,899	—%
Consumer real estate - mortgage	6,632	(227)	4,933,754	(0.02)%
Construction and land development	(3,161)	2	3,536,199	—%
Commercial and industrial	20,663	(12,257)	14,102,116	(0.35)%
Consumer and other	1,399	(1,360)	493,130	(1.12)%
Total	$16,960	$(13,992)	$35,856,389	(0.16)%
For the year ended December 31, 2024:
Commercial real estate:
Owner occupied	$14,734	$(9,242)	$4,148,383	(0.22)%
Non-owner occupied	35,597	(12,630)	8,025,805	(0.16)%
Consumer real estate - mortgage	8,176	(31)	4,859,901	—%
Construction and land development	(5,521)	(1)	3,720,471	—%
Commercial and industrial	65,542	(49,712)	12,534,846	(0.40)%
Consumer and other	7,061	(6,649)	466,804	(1.42)%
Total	$125,589	$(78,265)	$33,756,210	(0.23)%
(1) Net charge-offs for the year-to-date period ended March 31, 2025 have been annualized.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for credit losses on loans to be adequate to absorb our estimate of expected future credit losses on loans outstanding at March 31, 2025. While our policies and procedures used to estimate the allowance for credit losses as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for credit losses and, thus, the resulting provision for credit losses.

Investments. Our investment securities portfolio, consisting primarily of U.S. Treasury securities, Federal agency bonds, mortgage-backed securities and state and municipal securities, amounted to $8.7 billion and $8.4 billion at March 31, 2025 and December 31, 2024, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at March 31, 2025 and December 31, 2024 follows:

	March 31, 2025	December 31, 2024
Weighted average life	10.94 years	11.03 years
Effective duration*	2.43%	2.11%
Tax equivalent yield	4.30%	4.27%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of March 31, 2025 and December 31, 2024 was 6.26% and 6.18%, respectively.

Restricted Cash. Our restricted cash balances totaled approximately $114.2 million at March 31, 2025 compared to $93.6 million at December 31, 2024. This restricted cash is maintained at other financial institutions as collateral primarily for our derivative portfolio. The increase in restricted cash is attributable primarily to an increase in collateral requirements on certain derivative instruments for which the fair value has decreased. See Note 9. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Securities Purchased with Agreement to Resell. At March 31, 2025 and December 31, 2024, we had $80.6 million and $66.4 million, respectively, in securities purchased with agreement to resell. This balance is the result of repurchase agreement transactions with financial institution counterparties. We initially secured many of these investments to allow us to deploy some of our then excess liquidity position into instruments that improved the return on funds in the then current historically low interest rate environment. The remaining repurchase agreements are set to mature in 2026.

Deposits and Other Borrowings. We had approximately $44.5 billion of deposits at March 31, 2025 compared to $42.8 billion at December 31, 2024. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. At March 31, 2025 and December 31, 2024, we estimate that we had approximately $18.2 billion and $16.5 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. We estimate that we had approximately $2.8 billion and $2.4 billion, respectively, in our uninsured deposits at March 31, 2025 and December 31, 2024, respectively, which were collateralized at those dates. We routinely enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $264.0 million at March 31, 2025 and $230.2 million at December 31, 2024. Additionally, at both March 31, 2025 and December 31, 2024, Pinnacle Bank had borrowed $1.9 billion in advances from the Federal Home Loan Bank of Cincinnati (FHLB). The amount of FHLB advances at each date was impacted by our decision in the first half of 2023 to increase our levels of on-balance sheet liquidity in response to the then current economic environment and its impact on the banking sector following the failures of multiple high-profile banking institutions. At March 31, 2025, Pinnacle Bank had approximately $2.6 billion in additional availability with the FHLB; however, incremental borrowings are subject to applicable collateral requirements and are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or noncore funding as shown in the table below. The following table represents the balances of our deposits and other funding, the average rate paid for each type and the percentage of each type to the total at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	Average Rate Paid	Percent	December 31, 2024	Average Rate Paid	Percent
Core funding:
Noninterest-bearing deposit accounts	$8,507,351	0.00%	18.1%	$8,170,448	0.00%	18.0%
Interest-bearing demand accounts	7,610,761	2.77%	16.2%	6,557,434	3.11%	14.5%
Savings and money market accounts	12,756,825	2.59%	27.1%	11,871,478	3.18%	26.2%
Time deposit accounts less than $250,000	1,773,533	3.70%	3.8%	1,811,134	4.01%	4.0%

	March 31, 2025	Average Rate Paid	Percent	December 31, 2024	Average Rate Paid	Percent
Reciprocating deposits (1)	8,607,243	3.53%	18.3%	8,868,699	4.27%	19.5%
Reciprocating CD accounts (1)	757,286	4.29%	1.6%	767,711	4.67%	1.7%
Total core funding	40,012,999	2.37%	85.1%	38,046,904	2.77%	83.9%
Noncore funding:
Relationship based noncore funding:
Other time deposits	1,521,617	4.06%	3.2%	1,492,395	4.58%	3.3%
Securities sold under agreements to repurchase	263,993	1.80%	0.6%	230,244	2.46%	0.5%
Total relationship based noncore funding	1,785,610	3.76%	3.8%	1,722,639	4.34%	3.8%
Wholesale funding:
Brokered deposits	2,741,029	4.38%	5.8%	3,024,980	4.79%	6.7%
Brokered time deposits	203,818	4.98%	0.4%	278,713	4.91%	0.6%
Federal Home Loan Bank advances	1,886,011	4.59%	4.0%	1,874,134	4.57%	4.1%
Subordinated debt and other funding	426,042	7.66%	0.9%	425,821	6.36%	0.9%
Total wholesale funding	5,256,900	4.74%	11.1%	5,603,648	4.83%	12.3%
Total noncore funding	7,042,510	4.50%	14.9%	7,326,287	4.71%	16.1%
Totals	$47,055,509	2.70%	100.0%	$45,373,191	3.11%	100.0%
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

As noted in the table above, our core funding as a percentage of total funding increased slightly, increasing from 83.9% at December 31, 2024 to 85.1% at March 31, 2025 and remained above internal policies. We continue to create and implement new and enhanced deposit gathering initiatives each year as part of our annual strategic planning process in recognition of the more challenging deposit gathering environment we are currently experiencing. When wholesale funding is necessary to complement our core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of March 31, 2025.

The amount of time deposits as of March 31, 2025 amounted to $4.3 billion. The following table shows our time deposits in denominations of less than $250,000 and in denominations of $250,000 and greater by category based on time remaining until maturity and the weighted average rate for each category as of March 31, 2025 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250
Three months or less	$1,114,653	3.98%
Over three but less than six months	617,100	3.73%
Over six but less than twelve months	608,351	3.70%
Over twelve months	276,973	3.61%
	$2,617,077	3.82%
Denominations $250 and greater
Three months or less	$677,391	3.92%
Over three but less than six months	379,693	4.03%
Over six but less than twelve months	406,637	3.88%
Over twelve months	175,456	3.65%
	$1,639,177	3.91%
Totals	$4,256,254	3.85%

Subordinated debt and other borrowings. Pinnacle Bank receives advances from the FHLB pursuant to the terms of various borrowing agreements which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At both March 31, 2025 and December 31, 2024, Pinnacle Bank had received advances from the FHLB totaling $1.9 billion. At March 31, 2025, the scheduled maturities of FHLB advances and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates (1)
2025	$116,250	4.89%
2026	162,500	4.00%
2027	242,090	4.15%
2028	1,375,000	3.97%
2029	—	—%
Thereafter	11	2.75%
	1,895,851
Deferred costs	(126)
Fair value hedging adjustment	(9,714)
Total Federal Home Loan Bank advances	$1,886,011
Weighted average interest rate		4.05%
(1)Some FHLB advances include variable interest rates that could increase or decrease in the future. The table reflects rates in effect as of March 31, 2025.

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

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at March 31, 2025	Coupon Structure at March 31, 2025
Trust preferred securities
PNFP Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	7.36%	3-month SOFR + 2.80% (1)
PNFP Statutory Trust II	September 15, 2005	September 30, 2035	20,619	5.96%	3-month SOFR + 1.40% (1)
PNFP Statutory Trust III	September 7, 2006	September 30, 2036	20,619	6.21%	3-month SOFR + 1.65% (1)
PNFP Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	7.41%	3-month SOFR + 2.85% (1)
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	7.81%	3-month SOFR + 3.25% (1)
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	7.41%	3-month SOFR + 2.85% (1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	6.96%	3-month SOFR + 2.40% (1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	6.26%	3-month SOFR + 1.70% (1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	7.66%	3-month SOFR + 3.10% (1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	6.05%	3-month SOFR + 1.49% (1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	6.28%	3-month SOFR+ 1.73% (1)
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	6.06%	3-month SOFR + 1.50% (1)

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	7.34%	3-month SOFR + 3.04% (2)

Debt issuance costs and fair value adjustments			(6,953)
Total subordinated debt and other borrowings			$426,042
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

Capital Resources. At March 31, 2025 and December 31, 2024, our shareholders' equity amounted to $6.5 billion and $6.4 billion, respectively. At March 31, 2025 and December 31, 2024, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 11. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for additional information regarding our capital ratios.

We and our bank periodically evaluate risk weightings and may enter into transactions or undertake procedures that may reduce risk weightings, such as during the second quarter of 2024 when we entered into a credit default swap (CDS), as more fully described in Note 9. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q, and implemented enhanced control processes with respect to certain commercial loans which permitted recharacterization of the loans. As a result, the loans subject to the CDS and the loans where risk ratings were able to be recharacterized now qualify for reduced risk weights pursuant to risk-based capital guidelines.

From time to time we may be required to support the capital needs of our bank. At March 31, 2025, we had approximately $242.7 million of cash at the parent company that could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

Share Repurchase Program. On January 16, 2024, our board of directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock. The authorization for this program remained in effect through March 31, 2025. On January 21, 2025, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon expiration of the share repurchase program that expired on March 31, 2025. The new authorization is to remain in effect through March 31, 2026. We did not purchase any shares under the prior share repurchase program during 2024 or the first three months of 2025.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $1.0 billion at March 31, 2025. Additionally, approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Pinnacle Bank to fall below specified minimum levels. During the three months ended March 31, 2025, the bank paid dividends of $30.4 million to us which is within the limits allowed by banking regulations.

During the three months ended March 31, 2025, we paid $18.8 million in dividends to our common shareholders and $3.8 million in dividends on our Series B Preferred Stock. On April 15, 2025, our board of directors declared a $0.24 per share quarterly cash dividend to common shareholders which should approximate $18.8 million in aggregate dividend payments that are expected to be paid on May 30, 2025 to common shareholders of record as of the close of business on May 2, 2025. Additionally, on that same day, our board of directors approved a quarterly dividend of approximately $3.8 million, or $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock payable on June 1, 2025 to shareholders of record at the close of business on May 17, 2025. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including, if necessary, our receipt of dividends from Pinnacle Bank, regulatory capital requirements, as they become known to us and receipt of any regulatory approvals that may become required as a result of our and our bank subsidiary's financial results.

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

	Estimated % Change in Net Interest Income Over 12 Months
	March 31, 2025	March 31, 2024
Instantaneous Rate Change
300 bps increase	(1.72)%	2.76%
200 bps increase	(0.52)%	2.31%
100 bps increase	0.02%	1.41%
100 bps decrease	0.56%	(1.42)%
200 bps decrease	0.79%	(2.01)%
300 bps decrease	(0.92)%	(3.00)%

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

The change in interest rate sensitivity between March 31, 2025 and March 31, 2024 set out in the table above is due to factors impacting both the asset and liability side of the balance sheet. Over the past year, securities with an effective variable rate have increased as a percentage of interest-earning assets while non-maturity deposits indexed to the federal funds rate increased as a percentage of interest-bearing liabilities. These two factors were the primary drivers behind reduced asset sensitivity and a more neutral interest rate position at March 31, 2025 as compared to March 31, 2024.

At March 31, 2025, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At March 31, 2025, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

	March 31, 2025	March 31, 2024
Instantaneous Rate Change
300 bps increase	(16.37)%	(19.25)%
200 bps increase	(10.80)%	(13.30)%
100 bps increase	(5.28)%	(6.88)%
100 bps decrease	5.55%	7.43%
200 bps decrease	(2.28)%	(1.18)%
300 bps decrease	(4.16)%	(1.49)%

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

At March 31, 2025, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At March 31, 2025, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB and, pursuant to a borrowing agreement with the FHLB, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB to increase or decrease our borrowing capacity at the FHLB. At March 31, 2025, we believe we had an estimated $2.6 billion in additional borrowing capacity with the FHLB; however, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $105.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than one month. There were no outstanding borrowings under these agreements at March 31, 2025, or during the period then ended, although we test the availability of these accommodations periodically. Pinnacle Bank also had approximately $6.5 billion in available Federal Reserve discount window lines of credit at March 31, 2025.

At March 31, 2025, excluding reciprocating time and money market deposits issued through the IntraFi network, we had approximately $2.9 billion in brokered deposits and $15.4 billion in uninsured and uncollateralized deposits. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid.

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

At March 31, 2025, we had no individually significant commitments for capital expenditures. However, we believe the relocation of our headquarters which became official in 2025, as a whole, constitutes a significant commitment for capital expenditure. We expect overall capital expenditures related to the relocation to approximate $47 million, inclusive of amounts we have already incurred, substantially all of which we expect to incur through mid-year 2025. As of March 31, 2025, we had incurred $43.6 million of capital expenditure for the relocation project. Additionally, expansion of our locations, including non-branch locations, will increase over an extended period of time across our footprint, including the markets to which we have recently expanded, and certain of our locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. In addition to the above noted expenditures, if we were to breach the terms of one of the leases entered into in the sale-leaseback transaction completed in the second quarter of 2023 and the counterparty terminated the lease in accordance with its terms, we may be forced to expend significant amounts of capital expenditures to lease, procure and build or renovate a suitable replacement office. Additionally, we expect we will continue to incur costs associated with planned technology improvements to enhance the infrastructure of our firm.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds).

We have certain contractual obligations as of March 31, 2025, which by their terms have a contractual maturity and termination dates subsequent to March 31, 2025. Each of these commitments is noted throughout Item 2. Management's Discussion and Analysis. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor and creditor requirements over the next twelve months and that we will have adequate liquidity to meet our obligations over a longer-term as well.

Off-Balance Sheet Arrangements. At March 31, 2025, we had outstanding standby letters of credit of $475.6 million and unfunded loan commitments outstanding of $15.7 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate securities available-for-sale, or on a short-term basis, to borrow and purchase federal funds from other financial institutions.

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At March 31, 2025, we had accrued reserves of $12.5 million related to expected credit losses associated with off-balance sheet commitments.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-(f)) occurred during the fiscal quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended March 31, 2025.

Period	Total Number of Shares Repurchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2025 to January 31, 2025	65,470	$115.45	—	125,000,000
February 1, 2025 to February 28, 2025	60,012	113.14	—	125,000,000
March 1, 2025 to March 31, 2025	46,317	99.56	—	125,000,000
Total	171,799	$110.46	—	125,000,000
______________________
(1)During the quarter ended March 31, 2025, 498,643 shares of restricted stock, restricted stock units and performance stock units previously awarded to certain of the participants in our equity incentive plans vested. We withheld 171,799 shares of common stock to satisfy tax withholding requirements associated with the vesting of these awards.

(2)On January 16, 2024, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the previously authorized share repurchase program that expired on March 31, 2024. The authorization for this program remained in effect through March 31, 2025. On January 21, 2025, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the previously authorized share repurchase program that expired on March 31, 2025. The new authorization is to remain in effect through March 31, 2026. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase program does not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. Stock repurchases generally are effected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. Pinnacle Financial did not repurchase any shares under its share repurchase program during the three months ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

ITEM 6.  EXHIBITS

3.1	Amended and Restated Charter, as amended (restated for SEC filing purposes only.)*
10.1	Form of 2025 Restricted Share Unit Award Agreement, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 24, 2025.#
10.2	Form of Named Executive Officers 2025 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on January 24, 2025.#
10.3	Pinnacle Financial Partners, Inc. 2025 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 28, 2025.#
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101)

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

May 9, 2025	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2025	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer
(Principal Financial and Accounting Officer)