Form 10-Q
period 2025-06-30
PINNACLE FINANCIAL PARTNERS INC
filed 2025-08-07
CIK 1115055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

150 Third Avenue South, Suite 900, Nashville, TN 37201

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

As of July 31, 2025 there were 77,563,948 shares of common stock, $1.00 par value per share, issued and outstanding.

Pinnacle Financial Partners, Inc.
Report on Form 10-Q
June 30, 2025

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "aim," "anticipate," "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or BHG, including as a result of persistent elevated interest rates, the negative impact of inflationary pressures and challenging economic conditions on our and BHG's customers and their businesses, resulting in significant increases in loan losses and provisions for those losses and, in the case of BHG, substitutions; (ii) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (iii) the impact of U.S. and global economic conditions, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, and geopolitical instability; (iv) the sale of investment securities in a loss position before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs; (v) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout the Southeast region of the United States, particularly in commercial and residential real estate markets; (vi) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the long-term historical growth rate of its, or such entities', loan portfolio; (vii) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to limit the rates it pays on deposits or uncertainty exists in the financial services sector; (viii) a merger or acquisition, like Pinnacle Financial's proposed merger with Synovus Financial Corp. (“Synovus”); (ix) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (x) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (xi) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of the negative impact to net interest margin from elevated deposit and other funding costs; (xii) the results of regulatory examinations of Pinnacle Financial, Pinnacle Bank or BHG, or companies with whom they do business; (xiii) BHG's ability to profitably grow its business and successfully execute on its business plans; (xiv) risks of expansion into new geographic or product markets; (xv) the risk that the cost savings and synergies from Pinnacle Financial’s proposed merger with Synovus may not be fully realized or may take longer than anticipated to be realized; (xvi) disruption to Synovus’ business and to Pinnacle Financial’s business as a result of the announcement and pendency of the proposed merger; (xvii) the risk that the integration of Pinnacle Financial’s and Synovus’ respective businesses and operations will be materially delayed or will be more costly or difficult than expected, including as a result of unexpected factors or events; (xviii) the failure to obtain the necessary approvals of the proposed merger by the shareholders of Synovus or Pinnacle Financial; (xix) the amount of the costs, fees, expenses and charges related to the proposed merger; (xx) the ability by each of Synovus and Pinnacle Financial to obtain required governmental approvals of the proposed transaction on the timeline expected, or at all, and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company after the closing of the proposed transaction or adversely affect the expected benefits of the proposed transaction; (xxi) reputational risk and the reaction of Pinnacle Financial’s and Synovus’ customers, suppliers, employees or other business partners to the proposed merger; (xxii) the failure of the closing conditions in the merger agreement related to the proposed merger to be satisfied, or any unexpected delay in closing the proposed merger or the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (xxiii) the dilution caused by the issuance of shares of the common stock of the company resulting from the proposed merger of Pinnacle Financial and Synovus; (xxiv) the possibility that the proposed merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; (xxv) risks related to management and oversight of the expanded business and operations of the combined company following the closing of the proposed merger; (xxvi) the possibility the combined company resulting from the proposed merger is subject to additional regulatory requirements as a result of the proposed merger or expansion of the resulting company’s business operations following the proposed merger; (xxvii) the outcome of any legal or regulatory proceedings or governmental inquiries or investigations that may be currently pending or later instituted against Synovus, Pinnacle Financial or the combined company resulting from the proposed merger; (xxviii) general competitive, economic, political and market conditions and other factors that may affect future results of Synovus and Pinnacle Financial including changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; the impact, extent and timing of technological changes; and capital management activities; (xxix) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or other intangible assets; (xxx) the ineffectiveness of Pinnacle Bank's hedging strategies, or the unexpected counterparty failure or hedge failure of the underlying hedges; (xxxi) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for associates) or otherwise to attract customers from other financial institutions; (xxxii) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xxxiii) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Bank's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xxxiv) approval of the declaration of any dividend by

Pinnacle Financial's board of directors; (xxxv) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam or ransomware attacks, human error, natural disasters, power loss and other security breaches; (xxxvi) the possibility of increased compliance and operational costs as a result of increased regulatory oversight (including by the Consumer Financial Protection Bureau), including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients; (xxxvii) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xxxviii) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions; (xxxix) the risks associated with Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company or all or a portion of their ownership interests in BHG (triggering a similar sale by Pinnacle Bank); (xl) changes in or interpretations of state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xli) fluctuations in the valuations of Pinnacle Financial's equity investments and the ultimate success of such investments; (xlii) the availability of and access to capital; (xliii) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions involving Pinnacle Financial, Pinnacle Bank or BHG; and (xliv) general competitive, economic, political and market conditions. Additional factors which could affect the forward looking statements included in this report can be found in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, Pinnacle Financial's Annual Report on Form 10-K for the year ended December 31, 2024, subsequently filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC and available on the SEC's website at http://www.sec.gov. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

Item 1.	Part I. Financial Information

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	June 30, 2025	December 31, 2024
ASSETS
Cash and noninterest-bearing due from banks	$370,926	$320,320
Restricted cash	112,547	93,645
Interest-bearing due from banks	2,506,531	3,021,960
Cash and cash equivalents	2,990,004	3,435,925
Securities purchased with agreement to resell	93,293	66,449
Securities available-for-sale, at fair value	6,378,688	5,582,369
Securities held-to-maturity (fair value of $2.4 billion and $2.6 billion, net of allowance for credit losses of $1.7 million and $1.7 million at June 30, 2025 and Dec. 31, 2024, respectively)	2,687,963	2,798,899
Consumer loans held-for-sale	201,342	175,627
Commercial loans held-for-sale	10,251	19,700
Loans	37,105,164	35,485,776
Less allowance for credit losses	(422,125)	(414,494)
Loans, net	36,683,039	35,071,282
Premises and equipment, net	321,062	311,277
Equity method investment	380,982	436,707
Accrued interest receivable	219,395	214,080
Goodwill	1,848,904	1,849,260
Core deposits and other intangible assets	19,506	21,423
Other real estate owned	4,835	1,278
Other assets	2,962,187	2,605,173
Total assets	$54,801,451	$52,589,449
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$8,640,759	$8,170,448
Interest-bearing	14,301,168	14,125,194
Savings and money market accounts	17,116,882	16,197,397
Time	4,940,435	4,349,953
Total deposits	44,999,244	42,842,992
Securities sold under agreements to repurchase	258,454	230,244
Federal Home Loan Bank advances	1,775,470	1,874,134
Subordinated debt and other borrowings	426,263	425,821
Accrued interest payable	49,181	55,619
Other liabilities	655,602	728,758
Total liabilities	48,164,214	46,157,568
Shareholders' equity:
Preferred stock, no par value, 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at June 30, 2025 and Dec. 31, 2024, respectively	217,126	217,126
Common stock, par value $1.00; 180.0 million shares authorized; 77.5 million and 77.2 million shares issued and outstanding at June 30, 2025 and Dec. 31, 2024, respectively	77,548	77,242
Additional paid-in capital	3,131,498	3,129,680
Retained earnings	3,429,363	3,175,777
Accumulated other comprehensive loss, net of taxes	(218,298)	(167,944)
Total shareholders' equity	6,637,237	6,431,881
Total liabilities and shareholders' equity	$54,801,451	$52,589,449
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(dollars in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$568,857	$551,659	$1,116,225	$1,092,858
Securities:
Taxable	66,989	51,578	128,842	96,048
Tax-exempt	27,104	24,372	52,334	48,972
Federal funds sold and other	31,820	40,781	65,529	80,995
Total interest income	694,770	668,390	1,362,930	1,318,873

Interest expense:
Deposits	284,614	304,449	558,007	605,417
Securities sold under agreements to repurchase	1,222	1,316	2,248	2,715
Federal Home Loan Bank advances and other borrowings	29,401	30,363	58,714	60,445
Total interest expense	315,237	336,128	618,969	668,577
Net interest income	379,533	332,262	743,961	650,296
Provision for credit losses	24,245	30,159	41,205	64,656
Net interest income after provision for credit losses	355,288	302,103	702,756	585,640

Noninterest income:
Service charges on deposit accounts	17,092	14,563	34,120	28,002
Investment services	19,324	15,720	38,141	30,471
Insurance sales commissions	3,693	3,715	8,367	7,567
Gain on mortgage loans sold, net	1,965	3,270	4,472	6,149
Investment losses on sales, net	—	(72,103)	(12,512)	(72,103)
Trust fees	9,280	8,323	18,620	15,738
Income from equity method investment	26,027	18,688	46,432	34,723
Gain on sale of fixed assets	202	325	412	383
Other noninterest income	47,874	41,787	85,831	93,461
Total noninterest income	125,457	34,288	223,883	144,391

Noninterest expense:
Salaries and employee benefits	181,246	150,117	353,335	296,127
Equipment and occupancy	48,043	41,036	94,223	80,682
Other real estate expense, net	137	22	195	106
Marketing and other business development	8,772	6,776	17,438	12,901
Postage and supplies	3,192	3,135	6,562	5,906
Amortization of intangibles	1,400	1,568	2,817	3,152
Other noninterest expense	43,656	68,735	87,363	114,880
Total noninterest expense	286,446	271,389	561,933	513,754
Income before income taxes	194,299	65,002	364,706	216,277
Income tax expense	35,759	11,840	65,758	39,171
Net income	158,540	53,162	298,948	177,106
Preferred stock dividends	(3,798)	(3,798)	(7,596)	(7,596)
Net income available to common shareholders	$154,742	$49,364	$291,352	$169,510

Per share information:
Basic net income per common share	$2.01	$0.65	$3.79	$2.22
Diluted net income per common share	$2.00	$0.64	$3.77	$2.21
Weighted average common shares outstanding:
Basic	76,891,035	76,506,121	76,809,244	76,392,287
Diluted	77,277,054	76,644,227	77,212,262	76,531,419

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$158,540	$53,162	$298,948	$177,106
Other comprehensive gain (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax	(52,249)	(18,247)	(66,763)	(21,350)
Change in fair value of cash flow hedges, net of tax	1,632	(3,497)	10,199	(23,143)
Accretion of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	(1,615)	(1,547)	(3,174)	(2,916)
Net gain on cash flow hedges reclassified from other comprehensive income into net income, net of tax	—	(2,473)	—	(4,945)
Net loss on sale of investment securities reclassified from other comprehensive income into net income, net of tax	—	54,288	9,384	54,288
Total other comprehensive gain (loss), net of tax	(52,232)	28,524	(50,354)	1,934
Total comprehensive income	$106,308	$81,686	$248,594	$179,040

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(dollars and shares in thousands)	Preferred Stock Amount	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts
Balance at December 31, 2023	$217,126	76,767	$76,767	$3,109,493	$2,784,927	$(152,525)	$6,035,788
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,269)	—	(17,269)
Issuance of restricted common shares, net of forfeitures	—	190	190	(190)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(49)	(49)	(4,088)	—	—	(4,137)
Issuance of common stock pursuant to restricted stock unit (RSU) and performance stock unit (PSU) agreements, net of shares withheld for taxes & related tax benefits	—	311	311	(14,738)	—	—	(14,427)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	10,340	—	—	10,340
Net income	—	—	—	—	123,944	—	123,944
Other comprehensive loss	—	—	—	—	—	(26,590)	(26,590)
Balance at March 31, 2024	$217,126	77,219	$77,219	$3,100,817	$2,887,804	$(179,115)	$6,103,851
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.22 per share)	—	—	—	—	(17,245)	—	(17,245)
Issuance of restricted common shares, net of forfeitures	—	4	4	(4)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(6)	(6)	(441)	—	—	(447)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes & related tax benefits	—	—	—	—	—	—	—
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	10,621	—	—	10,621
Net income	—	—	—	—	53,162	—	53,162
Other comprehensive income	—	—	—	—	—	28,524	28,524
Balance at June 30, 2024	$217,126	77,217	$77,217	$3,110,993	$2,919,923	$(150,591)	$6,174,668

	Preferred Stock Amount	Common Stock				Accumulated Other Comp. Income (Loss), net	Total Shareholders' Equity
		Shares	Amounts	Additional Paid-in Capital	Retained Earnings
Balance at December 31, 2024	$217,126	77,242	$77,242	$3,129,680	$3,175,777	$(167,944)	$6,431,881
Preferred dividends paid ($16.88 per share)	—	—	—	—	(3,798)	—	(3,798)
Common dividends paid ($0.24 per share)	—	—	—	—	(18,828)	—	(18,828)
Issuance of restricted common shares, net of forfeitures	—	143	143	(143)	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(51)	(51)	(5,735)	—	—	(5,786)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes & related tax benefits	—	220	220	(13,394)	—	—	(13,174)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	—	10,561	—	—	10,561
Net income	—	—	—	—	140,408	—	140,408
Other comprehensive income	—	—	—	—	—	1,878	1,878
Balance at March 31, 2025	$217,126	77,554	$77,554	$3,120,969	$3,293,559	$(166,066)	$6,543,142
Preferred dividends paid ($16.88 per share)	—	—		—	(3,798)	—	(3,798)
Common dividends paid ($0.24 per share)	—	—		—	(18,938)	—	(18,938)
Issuance of restricted common shares, net of forfeitures	—	(2)	(2)	2	—	—	—
Restricted shares withheld for taxes & related tax benefits	—	(4)	(4)	(476)	—	—	(480)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes & related tax benefits	—	—	—	(15)	—	—	(15)
Compensation expense for restricted share awards, RSUs and PSUs	—	—		11,018	—	—	11,018
Net income	—	—		—	158,540	—	158,540
Other comprehensive loss	—	—		—	—	(52,232)	(52,232)
Balance at June 30, 2025	$217,126	77,548	$77,548	$3,131,498	$3,429,363	$(218,298)	$6,637,237

See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollars in thousands)	Six months ended June 30,
	2025	2024
Operating activities:
Net income	$298,948	$177,106
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	21,716	27,648
Depreciation, amortization and accretion, net	55,138	47,601
Provision for credit losses	41,205	64,656
Gain on mortgage loans sold, net	(4,472)	(6,149)
Investment losses on sales, net	12,512	72,103
Gain on other equity investments, net	(2,832)	(6,148)
Stock-based compensation expense	21,579	20,961
Deferred tax benefit	(6,786)	(1,565)
Losses on dispositions of other real estate and other investments	63	63
Gain on sale of fixed assets	(412)	(383)
Income from equity method investment	(46,432)	(34,723)
Dividends received from equity method investment	102,157	46,873
Excess tax benefit from stock compensation	(3,733)	(2,515)
Gain on commercial loans sold, net	(606)	(369)
Commercial loans held for sale originated	(105,215)	(108,808)
Commercial loans held for sale sold	115,270	102,411
Consumer loans held for sale originated	(1,487,234)	(1,113,306)
Consumer loans held for sale sold	1,465,992	1,036,518
Increase in other assets	(61,216)	(83,051)
Increase (decrease) in other liabilities	(175,601)	44,052
Net cash provided by operating activities	240,041	282,975
Investing activities:
Activities in securities available-for-sale:
Purchases	(1,313,714)	(1,642,975)
Sales	188,486	822,741
Maturities, prepayments and calls	301,848	108,049
Activities in securities held-to-maturity:
Maturities, prepayments and calls	96,516	17,847
Net decrease (increase) in securities purchased under agreements to resell	(26,844)	486,106
Increase in loans, net	(1,672,157)	(1,158,262)
Proceeds from sale of loans	9,131	20,470
Purchases of software, premises and equipment	(38,484)	(44,204)
Proceeds from sales of software, premises and equipment	7,913	684
Proceeds from sale of other real estate	1,050	1,672
Purchase of bank owned life insurance policies	(150,000)	—
Proceeds from bank owned life insurance settlements	973	4,160
Proceeds from bank owned life insurance surrender	—	141,308
Purchase of derivative instruments	(34,686)	—
Proceeds from sale (purchase) of FHLB stock, net	10,324	(38)
Purchase of intangible asset	(900)	—
Increase in other investments, net	(68,602)	(73,637)
Net cash used in investing activities	(2,689,146)	(1,316,079)
Financing activities:
Net increase in deposits	2,156,263	1,230,586
Net increase in securities sold under agreements to repurchase	28,210	11,396
Federal Home Loan Bank: Advances	—	450,000
Federal Home Loan Bank: Repayments/maturities	(116,303)	(450,000)
Principal payments of finance lease obligation	(169)	(189)
Restricted shares withheld for taxes & related tax benefits	(6,266)	(4,584)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes & related tax benefits	(13,189)	(14,427)
Common stock dividends paid	(37,766)	(34,514)
Preferred stock dividends paid	(7,596)	(7,596)
Net cash provided by financing activities	2,003,184	1,180,672
Net increase (decrease) in cash, cash equivalents, and restricted cash	(445,921)	147,568
Cash, cash equivalents, and restricted cash, beginning of period	3,435,925	2,230,349
Cash, cash equivalents, and restricted cash, end of period	$2,990,004	$2,377,917
See accompanying notes to consolidated financial statements (unaudited).

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a financial holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a commercial bank headquartered in Nashville, Tennessee. Pinnacle Financial completed its acquisitions of CapitalMark Bank & Trust (CapitalMark), Magna Bank (Magna), Avenue Financial Holdings, Inc. (Avenue) and BNC Bancorp (BNC) on July 31, 2015, September 1, 2015, July 1, 2016 and June 16, 2017, respectively. Pinnacle Bank completed its acquisitions of Advocate Capital, Inc. (Advocate Capital) and JB&B Capital, LLC (JB&B) on July 2, 2019 and March 1, 2022, respectively. Pinnacle Bank also holds a 49% interest in Bankers Healthcare Group, LLC (BHG), a company that primarily serves as a full-service commercial loan provider to healthcare providers and other skilled professionals for business purposes but also makes consumer loans for various purposes. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance, and comprehensive wealth management services, in several primarily urban markets and their surrounding communities. Additionally, as noted in the Subsequent Events disclosure below, on July 24, 2025, Pinnacle Financial entered into an Agreement and Plan of Merger with Synovus Financial Corp. a Georgia corporation (“Synovus”) and a newly formed company jointly owned by Pinnacle Financial and Synovus.

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

Cash Flow Information — Supplemental cash flow information addressing certain cash and noncash transactions for the six months ended June 30, 2025 and 2024 was as follows (in thousands):

	For the six months ended June 30,
	2025	2024
Cash Transactions:
Interest paid	$624,856	$676,054
Income taxes paid, net	47,182	25,933
Operating lease payments	22,684	18,703
Noncash Transactions:
Loans charged-off to the allowance for credit losses	41,030	49,634
Loans foreclosed upon and transferred to other real estate owned	4,670	435
Loans foreclosed upon and transferred to other assets	70	124
Right-of-use asset recognized during the period in exchange for lease obligations	99,064	14,733

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

The following is a summary of the basic and diluted net income per common share calculations for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic net income per common share calculation:
Numerator - Net income available to common shareholders	$154,742	$49,364	$291,352	$169,510

Denominator - Weighted average common shares outstanding	76,891	76,506	76,809	76,392
Basic net income per common share	$2.01	$0.65	$3.79	$2.22
Diluted net income per common share calculation:
Numerator - Net income available to common shareholders	$154,742	$49,364	$291,352	$169,510

Denominator - Weighted average common shares outstanding	76,891	76,506	76,809	76,392
Dilutive common shares contingently issuable	386	138	403	139
Weighted average diluted common shares outstanding	77,277	76,644	77,212	76,531
Diluted net income per common share	$2.00	$0.64	$3.77	$2.21

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

Subsequent Events — ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after June 30, 2025 through the date of the issued financial statements.

Combination with Synovus Financial Corp.

On July 24, 2025, Pinnacle Financial entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synovus and Steel Newco Inc., a newly formed Georgia corporation jointly owned by Pinnacle and Synovus (“Newco”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Pinnacle and Synovus will each simultaneously merge with and into Newco (such mergers, collectively, the “Merger”), with Newco continuing as the surviving corporation in the Merger and named Pinnacle Financial Partners, Inc. Upon the terms and subject to the conditions set forth in the Merger Agreement, immediately following the effective time of the Merger (the “Effective Time”), Pinnacle Bank will become a member bank of the Federal Reserve System (the “FRS Membership”), and immediately following the effectiveness of the FRS Membership, Synovus Bank, a Georgia-chartered bank (“Synovus Bank”), will merge with and into Pinnacle Bank (the “Bank Merger”), with Pinnacle Bank continuing as the surviving entity in the Bank Merger. The Merger Agreement was unanimously approved by the boards of directors of each of Pinnacle, Synovus and Newco.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of common stock, par value $1.00 per share, of Pinnacle Financial (“Pinnacle Common Stock”) outstanding immediately prior to the Effective Time, other than certain shares held by Pinnacle or Synovus, will be converted into the right to receive one share of common stock of Newco (“Newco Common Stock”), and each share of common stock, par value $1.00 per share, of Synovus (“Synovus Common Stock”) outstanding immediately prior to the Effective Time, other than certain shares held by Pinnacle or Synovus, will be converted into the right to receive 0.5237 shares of Newco Common Stock. Holders of Synovus Common Stock will receive cash in lieu of fractional shares.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, (i) each share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, no par value, of Synovus (“Synovus Series D Preferred Stock”), (ii) each share of Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E, no par value, of Synovus (“Synovus Series E Preferred Stock”), and (iii) each share of 6.75% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series B, no par value, of Pinnacle Financial (“Pinnacle Financial Preferred Stock”), in each case outstanding immediately prior to the Effective Time, will be converted into the right to receive one share of an applicable newly created series of preferred stock of Newco having terms that are not materially less favorable than the Synovus Series D Preferred Stock, Synovus Series E Preferred Stock or Pinnacle Preferred Stock, respectively.

The Merger Agreement provides that, (i) effective as of the Effective Time, the number of directors that will comprise the board of directors of each of Newco and Pinnacle Bank will be fifteen (15), (ii) eight (8) members of the board of directors of Pinnacle Financial (including M. Terry Turner, Robert A. McCabe, Jr. and G. Kennedy Thompson) as of immediately prior to the Effective Time will become directors of Newco and Pinnacle Bank as of the Effective Time, and (iii) seven (7) members of the board of directors of Synovus (including Kevin S. Blair and Tim E. Bentsen) as of immediately prior to the Effective Time will become directors of Newco and Pinnacle Bank as of the Effective Time. The Merger Agreement also provides that, effective as of the Effective Time, Mr. Turner will serve as Non-Executive Chairman of the boards of directors of Newco and Pinnacle Bank and Mr. Bentsen will serve as Lead Independent Director of the boards of directors of Newco and Pinnacle Bank. The Merger Agreement provides that, effective as of the Effective Time, Mr. Blair will serve as Chief Executive Officer and President of Newco and Pinnacle Bank, A. Jamie Gregory, Jr. will serve as Chief Financial Officer of Newco and Pinnacle Bank, and Mr. McCabe will serve as Vice Chairman of the boards of directors and Chief Banking Officer of Newco and Pinnacle Bank. The headquarters of Newco will be in Atlanta, Georgia, and the headquarters of Pinnacle Bank will be in Nashville, Tennessee.

The Merger Agreement contains customary representations and warranties of both Synovus and Pinnacle Financial, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of its business during the interim period between the execution of the Merger Agreement and the Effective Time, (2) its obligations to call a meeting of its shareholders to adopt the Merger Agreement and the transactions contemplated thereby (such approval, in the case of Synovus, the “Requisite Synovus Vote”, and in the case of Pinnacle, the “Requisite Pinnacle Vote”) and, subject to certain exceptions, for the board of directors of each of Synovus and Pinnacle Financial to recommend that its shareholders vote in favor of such approvals, and (3) its non-solicitation obligations relating to alternative acquisition proposals. Synovus and Pinnacle Financial have also agreed to use their reasonable best efforts to obtain all necessary permits, consents, approvals and authorizations for consummation of the transactions contemplated by the Merger Agreement.

The completion of the Merger is subject to customary conditions, including (1) receipt of the Requisite Pinnacle Vote and the Requisite Synovus Vote, (2) authorization for listing on the New York Stock Exchange of the shares of Newco Common Stock and Newco Preferred Stock (or, as applicable, depositary shares in respect thereof) to be issued in the Merger, subject to official notice of issuance, (3) receipt of required regulatory approvals, including the approval of the Board of Governors of the Federal Reserve System, the Commissioner of the Tennessee Department of Financial Institutions and the Georgia Department of Banking and Finance, (4) effectiveness of the registration statement on Form S-4 for the shares of Newco Common Stock and Newco Preferred Stock (or, as applicable, depositary shares in respect thereof) to be issued in the Merger, and (5) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger, the Bank Merger or any of the other transactions contemplated by the Merger Agreement or making the completion of the Merger, the Bank Merger or any of the other transactions contemplated by the Merger Agreement illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2)

performance in all material respects by the other party of its obligations under the Merger Agreement and (3) receipt by such party of an opinion from its counsel to the effect that such party’s merger with and into Newco will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger Agreement provides certain termination rights for both Synovus and Pinnacle Financial and further provides that a termination fee of $425.0 million will be payable by either Synovus or Pinnacle, as applicable, in the event of a termination of the Merger Agreement under certain circumstances.

Note 2. Equity method investment

A summary of BHG's financial position as of June 30, 2025 and December 31, 2024 and results of operations as of and for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	As of
	June 30, 2025	December 31, 2024
Assets	$3,824,673	$3,784,225

Liabilities	3,404,331	3,257,078
Equity interests	420,342	527,147
Total liabilities and equity	$3,824,673	$3,784,225

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues	$270,137	$228,808	$510,800	$506,068
Net income	$51,424	$38,762	$95,570	$71,565

At June 30, 2025 and December 31, 2024, technology, trade name and customer relationship intangibles associated with Pinnacle Bank's investment in BHG, net of related amortization, totaled $5.6 million and $5.7 million, respectively. Amortization expense of $41,000 and $81,000, respectively, was included for the three and six months ended June 30, 2025 compared to $59,000 and $118,000, respectively, for the same periods in the prior year. Accretion income of $26,000 and $55,000, respectively, was included in the three and six months ended June 30, 2025 compared to $35,000 and $74,000, respectively, for the same periods in the prior year.

During the three and six months ended June 30, 2025, Pinnacle Bank received dividends of $77.2 million and $102.1 million, respectively, from BHG compared to $43.3 million and $46.9 million, respectively, received during the three and six months ended June 30, 2024. Earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated. During the three and six months ended June 30, 2025 and 2024, Pinnacle Bank purchased no loans from BHG. At June 30, 2025 and December 31, 2024, there were $132.1 million and $161.7 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. These loans were purchased from BHG by Pinnacle Bank at par and BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is between 4.50% and 6.00% per annum. During the three and six months ended June 30, 2025, Pinnacle Bank sold no BHG joint venture program loans back to BHG. During the three and six months ended June 30, 2024, Pinnacle Bank sold $20.5 million of BHG joint venture program loans back to BHG at par.

Note 3.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025:
Securities available-for-sale:
U.S. Treasury securities	$1,565,393	$7	$30,244	$1,535,156
U.S. Government agency securities	221,038	14	16,867	204,185
Mortgage-backed securities	2,781,164	7,056	89,513	2,698,707
State and municipal securities	1,765,551	1,236	141,528	1,625,259
Asset-backed securities	208	1	—	209

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025:
Corporate notes and other	325,883	1,756	12,467	315,172
	$6,659,237	$10,070	$290,619	$6,378,688
Securities held-to-maturity:
U.S. Treasury securities	$19,888	$—	$614	$19,274
U.S. Government agency securities	280,540	—	8,267	272,273
Mortgage-backed securities	357,806	332	25,044	333,094
State and municipal securities	1,838,985	137	243,642	1,595,480
Asset-backed securities	122,483	25	3,706	118,802
Corporate notes and other	69,968	—	5,012	64,956
	$2,689,670	$494	$286,285	$2,403,879
Allowance for credit losses - securities held-to-maturity	(1,707)
Securities held-to-maturity, net of allowance for credit losses	$2,687,963

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024:
Securities available-for-sale:
U.S. Treasury securities	$1,419,727	$28	$14,277	$1,405,478
U.S. Government agency securities	238,636	2	24,572	214,066
Mortgage-backed securities	2,068,950	976	107,567	1,962,359
State and municipal securities	1,537,910	15,382	46,735	1,506,557
Asset-backed securities	45,280	85	27	45,338
Corporate notes and other	476,900	107	28,436	448,571
	$5,787,403	$16,580	221,614	$5,582,369
Securities held-to-maturity:
U.S Treasury securities	$19,841	$—	$954	$18,887
U.S. Government agency securities	315,286	—	13,719	301,567
Mortgage-backed securities	366,029	6	34,573	331,462
State and municipal securities	1,854,942	1,956	178,744	1,678,154
Asset-backed securities	161,957	41	6,920	155,078
Corporate notes	82,551	—	7,447	75,104
	$2,800,606	$2,003	$242,357	$2,560,252
Allowance for credit losses - securities held-to-maturity	(1,707)
Securities held-to-maturity, net of allowance for credit losses	$2,798,899

During the quarters ended March 31, 2022, March 31, 2020 and September 30, 2018, Pinnacle Financial transferred, at fair value, $1.1 billion, $873.6 million and $179.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized after tax losses of $1.5 million, net unrealized after tax gains of $69.0 million and net unrealized after tax losses of $2.2 million, respectively, on these transferred securities remained in accumulated other comprehensive income (loss) and are being amortized over the remaining life of the transferred securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. At June 30, 2025, approximately $4.0 billion of securities within Pinnacle Financial's investment portfolio were pledged to secure either public funds and other deposits or securities sold under agreements to repurchase. At June 30, 2025, repurchase agreements comprised of secured borrowings totaled $258.5 million and were secured by $258.5 million of pledged U.S. government agency securities, mortgage-backed securities, municipal securities, asset-backed securities and corporate notes. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities to the customers with whom it has entered into the repurchase agreements for the customers to remain adequately secured.

The amortized cost and fair value of debt securities as of June 30, 2025 by contractual maturity is shown below. Actual maturities may differ from contractual maturities of mortgage- and asset-backed securities since the mortgages and assets underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
June 30, 2025:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$214,734	$214,740	$25,030	$24,866
Due in one year to five years	166,792	160,915	317,246	305,977
Due in five years to ten years	342,395	327,468	65,473	61,153
Due after ten years	3,153,944	2,976,649	1,801,632	1,559,987
Mortgage-backed securities	2,781,164	2,698,707	357,806	333,094
Asset-backed securities	208	209	122,483	118,802
	$6,659,237	$6,378,688	$2,689,670	$2,403,879

At June 30, 2025 and December 31, 2024, the following available-for-sale securities had unrealized losses. The table below classifies these investments according to the term of the unrealized losses of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At June 30, 2025
U.S. Treasury securities	$1,140,093	$25,543	$181,729	$4,701	$1,321,822	$30,244
U.S. Government agency securities	2,268	2	198,678	16,865	200,946	16,867
Mortgage-backed securities	889,446	6,282	761,324	83,231	1,650,770	89,513
State and municipal securities	550,783	17,562	971,718	123,966	1,522,501	141,528
Asset-backed securities	—	—	—	—	—	—
Corporate notes	17,574	37	174,939	12,430	192,513	12,467
Total temporarily-impaired securities	$2,600,164	$49,426	$2,288,388	$241,193	$4,888,552	$290,619

At December 31, 2024
U.S. Treasury securities	$1,123,453	$12,223	$177,930	$2,054	$1,301,383	$14,277
U.S. Government agency securities	2,347	18	210,127	24,554	212,474	24,572
Mortgage-backed securities	990,956	9,211	607,659	98,356	1,598,615	107,567
State and municipal securities	446,241	5,590	348,807	41,145	795,048	46,735
Asset-backed securities	30,369	27	—	—	30,369	27
Corporate notes	131,073	1,215	274,601	27,221	405,674	28,436
Total temporarily-impaired securities	$2,724,439	$28,284	$1,619,124	$193,330	$4,343,563	$221,614

The applicable dates for determining when available-for-sale securities were in an unrealized loss position were June 30, 2025 and December 31, 2024. As such, it is possible that an available-for-sale security had a market value less than its amortized cost on other days during the twelve-month periods ended June 30, 2025 and December 31, 2024, but is not included in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at June 30, 2025, Pinnacle Financial had approximately $290.6 million in unrealized losses on approximately $4.9 billion of available-for-sale securities. For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial currently does not intend to sell those available-for-sale securities that have an unrealized loss at June 30, 2025, and it is not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value of available-for-sale securities is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with available-for-sale securities at June 30, 2025 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at June 30, 2025. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type. Pinnacle Financial has a zero loss expectation for U.S. treasury securities in addition to U.S. Government agency securities and mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. Credit losses on held-to-maturity state and municipal securities and corporate notes and other securities are estimated using third-party probability of default and loss given default models driven primarily by macroeconomic factors over a reasonable and supportable period of twenty-four months with an eight month reversion to average loss factors. At both June 30, 2025 and December 31, 2024, the estimated allowance for credit losses on these held-to-maturity securities was $1.7 million.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At June 30, 2025, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. During the three months ended June 30, 2025, no available for sale securities were sold. During the six months ended June 30, 2025, $188.5 million of available-for-sale securities were sold resulting in gross realized gains of $42,000 and gross realized losses of $12.6 million. During the three and six months ended June 30, 2024, $822.7 million of available-for-sale securities were sold resulting in gross realized gains of $86,000 and gross realized losses of $72.2 million.

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

Loans at June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Commercial real estate:
Owner occupied	$4,744,806	$4,388,531
Non-owner occupied	8,285,390	8,130,118
Consumer real estate – mortgage	5,163,761	4,914,482
Construction and land development	3,412,060	3,699,321
Commercial and industrial	14,905,306	13,815,817
Consumer and other	593,841	537,507
Subtotal	$37,105,164	$35,485,776
Allowance for credit losses	(422,125)	(414,494)
Loans, net	$36,683,039	$35,071,282

Commercial loans receive risk ratings assigned by a financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Each of the risk rating categories is further described below. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes that are less than those of the other defined risk categories further described below. Pinnacle Financial believes its categories follow those used by Pinnacle Bank's primary regulators. At June 30, 2025, approximately 80.1% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

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

The following tables present loan balances classified within each risk rating category by primary loan type and year of origination or most recent renewal as of June 30, 2025 and December 31, 2024, as well as the gross loan charge-offs by primary loan type and year of origination or most recent renewal for the six months ended June 30, 2025 (in thousands):

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
June 30, 2025
Commercial real estate - owner occupied
Pass	$603,789	$714,086	$721,981	$1,050,826	$730,981	$741,095	$78,310	$4,641,068
Special Mention	16,161	3,007	5,755	26,677	20,396	14,781	—	86,777
Substandard (1)	—	—	3,924	439	160	196	—	4,719
Substandard-nonaccrual	—	3,940	3,467	1,016	797	3,022	—	12,242
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$619,950	$721,033	$735,127	$1,078,958	$752,334	$759,094	$78,310	$4,744,806
Current period gross charge-offs	$—	(111)	(95)	—	—	(62)	—	$(268)
Commercial real estate - non-owner occupied
Pass	$1,017,533	$995,011	$787,453	$3,032,350	$1,386,938	$701,196	$159,942	$8,080,423
Special Mention	16,988	7,984	1,603	60,996	35,894	12,710	—	136,175
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	34,470	—	3,975	—	29,681	243	423	68,792
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - non-owner occupied	$1,068,991	$1,002,995	$793,031	$3,093,346	$1,452,513	$714,149	$160,365	$8,285,390
Current period gross charge-offs	$—	—	—	—	—	(93)	—	$(93)
Consumer real estate – mortgage
Pass	$479,551	$325,489	$449,662	$831,803	$921,556	$760,767	$1,353,339	$5,122,167
Special Mention	—	—	—	3,018	10,370	—	—	13,388
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	1,390	5,555	4,390	3,658	11,996	1,217	28,206
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$479,551	$326,879	$455,217	$839,211	$935,584	$772,763	$1,354,556	$5,163,761
Current period gross charge-offs	$—	(121)	(139)	(390)	(25)	(40)	(371)	$(1,086)
Construction and land development
Pass	$585,085	$852,274	$554,929	$1,045,256	$184,203	$11,918	$63,901	$3,297,566
Special Mention	37,606	3,741	858	—	69,702	—	293	112,200
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	109	467	1,718	—	—	—	—	2,294
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$622,800	$856,482	$557,505	$1,045,256	$253,905	$11,918	$64,194	$3,412,060
Current period gross charge-offs	$—	—	—	—	—	—	—	$—
Commercial and industrial
Pass	$2,780,331	$3,354,696	$1,470,286	$1,167,991	$562,655	$375,038	$4,850,673	$14,561,670
Special Mention	15,211	42,651	60,887	26,510	13,543	2,776	94,241	255,819
Substandard (1)	4,929	791	16,927	17,538	125	126	2,425	42,861
Substandard-nonaccrual	13,194	4,050	9,389	9,111	4,732	1,666	2,814	44,956
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$2,813,665	$3,402,188	$1,557,489	$1,221,150	$581,055	$379,606	$4,950,153	$14,905,306
Current period gross charge-offs	$(55)	(3,592)	(6,928)	(9,502)	(4,133)	(1,144)	(9,098)	$(34,452)
Consumer and other
Pass	$103,942	$25,754	$18,580	$21,725	$34,264	$18,850	$370,046	$593,161
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	468	—	169	18	—	25	—	680
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$104,410	$25,754	$18,749	$21,743	$34,264	$18,875	$370,046	$593,841
Current period gross charge-offs	$(10)	(231)	(93)	(6)	(1,726)	(625)	(2,440)	$(5,131)

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Total loans
Pass	$5,570,231	$6,267,310	$4,002,891	$7,149,951	$3,820,597	$2,608,864	$6,876,211	$36,296,055
Special Mention	85,966	57,383	69,103	117,201	149,905	30,267	94,534	604,359
Substandard (1)	4,929	791	20,851	17,977	285	322	2,425	47,580
Substandard-nonaccrual	48,241	9,847	24,273	14,535	38,868	16,952	4,454	157,170
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$5,709,367	$6,335,331	$4,117,118	$7,299,664	$4,009,655	$2,656,405	$6,977,624	$37,105,164
Current period gross charge-offs	$(65)	(4,055)	(7,255)	(9,898)	(5,884)	(1,964)	(11,909)	$(41,030)

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
December 31, 2024
Commercial real estate - owner occupied
Pass	$759,519	$771,996	$1,064,314	$784,688	$432,886	$439,607	$67,023	$4,320,033
Special Mention	16,638	—	14,231	3,192	9,582	5,032	—	48,675
Substandard (1)	599	3,983	900	337	59	198	—	6,076
Substandard-nonaccrual	3,944	5,393	—	1,003	1,780	1,627	—	13,747
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$780,700	$781,372	$1,079,445	$789,220	$444,307	$446,464	$67,023	$4,388,531
Commercial real estate - non-owner occupied
Pass	$1,273,096	$862,747	$3,040,361	$1,789,729	$474,094	$449,924	$124,971	$8,014,922
Special Mention	5,970	—	31,783	29,828	1,525	1,827	—	70,933
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	4,627	114	38,456	—	1,066	—	44,263
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - non-owner occupied	$1,279,066	$867,374	$3,072,258	$1,858,013	$475,619	$452,817	$124,971	$8,130,118
Consumer real estate – mortgage
Pass	$397,681	$487,027	$879,118	$972,489	$397,775	$428,832	$1,312,971	$4,875,893
Special Mention	—	—	—	367	—	—	—	367
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	395	6,146	6,918	6,588	1,810	14,720	1,645	38,222
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$398,076	$493,173	$886,036	$979,444	$399,585	$443,552	$1,314,616	$4,914,482
Construction and land development
Pass	$1,052,892	$586,930	$1,589,567	$347,539	$7,415	$7,992	$77,014	$3,669,349
Special Mention	2,464	—	—	25,121	—	—	—	27,585
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	475	1,912	—	—	—	—	—	2,387
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$1,055,831	$588,842	$1,589,567	$372,660	$7,415	$7,992	$77,014	$3,699,321
Commercial and industrial
Pass	$4,334,110	$1,877,507	$1,553,642	$782,366	$223,143	$232,580	$4,441,222	$13,444,570
Special Mention	60,125	99,687	44,986	2,519	714	677	73,126	281,834
Substandard (1)	5,998	2,624	18,843	5	17	8,693	4,658	40,838
Substandard-nonaccrual	2,838	11,226	12,311	19,228	554	767	1,651	48,575
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$4,403,071	$1,991,044	$1,629,782	$804,118	$224,428	$242,717	$4,520,657	$13,815,817

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Consumer and other
Pass	$109,143	$26,333	$27,121	$43,271	$24,089	$663	$306,256	$536,876
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	541	—	25	39	—	—	26	631
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$109,684	$26,333	$27,146	$43,310	$24,089	$663	$306,282	$537,507
Total loans
Pass	$7,926,441	$4,612,540	$8,154,123	$4,720,082	$1,559,402	$1,559,598	$6,329,457	$34,861,643
Special Mention	85,197	99,687	91,000	61,027	11,821	7,536	73,126	429,394
Substandard (1)	6,597	6,607	19,743	342	76	8,891	4,658	46,914
Substandard-nonaccrual	8,193	29,304	19,368	65,314	4,144	18,180	3,322	147,825
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$8,026,428	$4,748,138	$8,284,234	$4,846,765	$1,575,443	$1,594,205	$6,410,563	$35,485,776

(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding loan modifications made to borrowers experiencing financial difficulty. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $45.8 million at June 30, 2025, compared to $46.9 million at December 31, 2024.

The table below presents the aging of past due balances by loan segment at June 30, 2025 and December 31, 2024 (in thousands):

June 30, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans
Commercial real estate:
Owner occupied	$3,270	$609	$11,821	$15,700	$4,729,106	$4,744,806
Non-owner occupied	1,368	—	29,765	31,133	8,254,257	8,285,390
Consumer real estate – mortgage	6,175	18,999	16,696	41,870	5,121,891	5,163,761
Construction and land development	—	345	1,691	2,036	3,410,024	3,412,060
Commercial and industrial	14,166	8,189	25,470	47,825	14,857,481	14,905,306
Consumer and other	2,329	1,524	1,226	5,079	588,762	593,841
Total	$27,308	$29,666	$86,669	$143,643	$36,961,521	$37,105,164

December 31, 2024
Commercial real estate:
Owner occupied	$7,857	$2,726	$10,089	$20,672	$4,367,859	$4,388,531
Non-owner occupied	1,217	—	39,469	40,686	8,089,432	8,130,118
Consumer real estate – mortgage	19,986	1,621	20,615	42,222	4,872,260	4,914,482
Construction and land development	125	—	1,541	1,666	3,697,655	3,699,321
Commercial and industrial	15,992	8,515	31,077	55,584	13,760,233	13,815,817
Consumer and other	2,592	1,500	1,160	5,252	532,255	537,507
Total	$47,769	$14,362	$103,951	$166,082	$35,319,694	$35,485,776

The following table details the changes in the allowance for credit losses for the three and six months ended June 30, 2025 and 2024, respectively, by loan classification (in thousands):

	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Three months ended June 30, 2025:
Balance at March 31, 2025	$39,102	$69,826	$86,447	$30,461	$183,205	$8,421	$417,462
Charged-off loans	(95)	(93)	(636)	—	(19,928)	(2,306)	(23,058)
Recovery of previously charged-off loans	1	8	185	—	3,075	1,052	4,321
Provision for credit losses on loans	(1,938)	(80)	1,300	2,292	20,668	1,158	23,400
Balance at June 30, 2025	$37,070	$69,661	$87,296	$32,753	$187,020	$8,325	$422,125
Three months ended June 30, 2024:
Balance at March 31, 2024	$29,690	$72,581	$75,814	$33,734	$151,172	$8,346	$371,337
Charged-off loans	(8,810)	(1,081)	(39)	—	(15,961)	(2,911)	(28,802)
Recovery of previously charged-off loans	125	14	437	2	3,927	1,402	5,907
Provision for credit losses on loans	8,842	7,450	4,035	(3,701)	14,876	1,657	33,159
Balance at June 30, 2024	$29,847	$78,964	$80,247	$30,035	$154,014	$8,494	$381,601

Six months ended June 30, 2025:
Balance at December 31, 2024	$36,997	$80,654	$80,042	$33,620	$174,799	$8,382	$414,494
Charged-off loans	(268)	(93)	(1,086)	—	(34,452)	(5,131)	(41,030)
Recovery of previously charged-off loans	14	18	408	2	5,342	2,517	8,301
Provision for credit losses on loans	327	(10,918)	7,932	(869)	41,331	2,557	40,360
Balance at June 30, 2025	$37,070	$69,661	$87,296	$32,753	$187,020	$8,325	$422,125
Six months ended June 30, 2024:
Balance at December 31, 2023	$28,690	$57,687	$71,354	$39,142	$148,212	$7,970	$353,055
Charged-off loans	(8,904)	(3,081)	(662)	—	(30,769)	(6,218)	(49,634)
Recovery of previously charged-off loans	142	28	681	9	6,749	2,915	10,524
Provision for credit losses on loans	9,919	24,330	8,874	(9,116)	29,822	3,827	67,656
Balance at June 30, 2024	$29,847	$78,964	$80,247	$30,035	$154,014	$8,494	$381,601

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

Losses are predicted over a period of time determined by management to be reasonable and supportable, and at the end of the reasonable and supportable period, losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. A reasonable and supportable period of fifteen months was utilized for all loan segments at June 30, 2025 and December 31, 2024, followed by a twelve month straight line reversion to long term averages at each measurement date.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, as of June 30, 2025 and December 31, 2024 (in thousands):

	Real Estate	Business Assets	Other	Total
June 30, 2025
Commercial real estate:
Owner occupied	$14,695	$—	$—	$14,695
Non-owner occupied	71,209	—	—	71,209
Consumer real estate – mortgage	30,486	—	—	30,486
Construction and land development	2,344	—	—	2,344
Commercial and industrial	—	48,255	829	49,084
Consumer and other	—	—	187	187
Total	$118,734	$48,255	$1,016	$168,005
December 31, 2024
Commercial real estate:
Owner occupied	$17,486	$—	$—	$17,486
Non-owner occupied	46,745	—	—	46,745
Consumer real estate – mortgage	40,795	—	—	40,795
Construction and land development	2,441	—	—	2,441
Commercial and industrial	—	63,626	752	64,378
Consumer and other	—	—	23	23
Total	$107,467	$63,626	$775	$171,868

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024, disaggregated by class of loans and type of modification granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty (in thousands):

	Three months ended June 30, 2025
	Term Extension		Combination¹
	Amortized Cost Basis	% of Total Loan Type	Amortized Cost Basis	% of Total Loan Type

Commercial real estate:
Owner occupied	$—	—%	$—	—%
Non-owner occupied	—	—%	34,469	0.42%
Consumer real estate – mortgage	—	—%	—	—%
Construction and land development	—	—%	—	—%
Commercial and industrial	4,088	0.03%	—	—%
Consumer and other	—	—%	—	—%
Total	$4,088		$34,469
¹ The combination includes a payment delay and term extension.

	Six months ended June 30, 2025
	Term Extension		Combination¹
	Amortized Cost Basis	% of Total Loan Type	Amortized Cost Basis	% of Total Loan Type

Commercial real estate:
Owner occupied	$—	—%	$—	—%
Non-owner occupied	—	—%	34,469	0.42%
Consumer real estate – mortgage	—	—%	—	—%
Construction and land development	—	—%	—	—%
Commercial and industrial	7,721	0.05%	—	—%
Consumer and other	—	—%	—	—%
Total	$7,721		$34,469
¹ The combination includes a payment delay and term extension.

Three months ended June 30, 2025
Financial Effect

Term Extension:
Commercial and industrial	Added a weighted average 0.23 years to the term of the modified loans
Combination:
Commercial real estate - non-owner occupied	Implemented interest only payments until loan maturity and added a weighted average .49 years to the term

Six months ended June 30, 2025
Financial Effect

Term Extension:
Commercial and industrial	Added a weighted average 0.35 years to the term of the modified loans
Combination:
Commercial real estate - non-owner occupied	Implemented interest only payments until loan maturity and added a weighted average .49 years to the term

Three months ended June 30, 2024
Term Extension
	Amortized Cost Basis	% of Total Loan Type	Financial Effect

Commercial real estate:
Owner occupied	$—	—%
Non-owner occupied	—	—%
Consumer real estate – mortgage	—	—%
Construction and land development	—	—%
Commercial and industrial	18,715	0.15%	Added a weighted average 0.51 years to the term of the modified loans
Consumer and other	—	—%
Total	$18,715

Six months ended June 30, 2024
Term Extension
	Amortized Cost Basis	% of Total Loan Type	Financial Effect

Commercial real estate:
Owner occupied	$—	—%
Non-owner occupied	—	—%
Consumer real estate – mortgage	—	—%
Construction and land development	—	—%
Commercial and industrial	18,715	0.15%	Added a weighted average 0.92 years to the term of the modified loans
Consumer and other	—	—%
Total	$18,715

No loans that were previously modified and subsequently defaulted were charged off during the six months ended June 30, 2025. Pinnacle Financial charged off $2.8 million of owner occupied commercial real estate and $1.1 million of non-owner occupied commercial real estate loans that were previously modified and subsequently defaulted during the six months ended June 30, 2024. During the six months ended June 30, 2025, no loans experienced a payment default subsequent to being granted a modification in the prior twelve months. The following table shows loans that experienced a payment default during the six months ended June 30, 2024, subsequent to being granted a modification in the prior twelve months:

	Six months ended June 30, 2024
	Payment Delay	Term Extension	Combination	Total
Commercial real estate:
Owner occupied	$—	$5,529	$—	$5,529
Non-owner occupied	13,298	—	—	13,298
Consumer real estate – mortgage	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer and other	—	—	—	—
Total	$13,298	$5,529	$—	$18,827

The table below presents the aging of past due balances as of June 30, 2025 and June 30, 2024 of loans made to borrowers experiencing financial difficulty that were modified in the previous twelve months:

June 30, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Current	Total modified loans
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	34,469	34,469
Consumer real estate – mortgage	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	19,647	19,647
Consumer and other	—	—	—	—	—
Total	$—	$—	$—	$54,116	$54,116

June 30, 2024
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	13,483	13,483
Consumer real estate – mortgage	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	3,226	18,715	21,941
Consumer and other	—	—	—	—	—
Total	$—	$—	$3,226	$32,198	$35,424

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at June 30, 2025 and December 31, 2024. Also presented is the balance of loans on nonaccrual status at June 30, 2025 and December 31, 2024 for which there was no related allowance for credit losses recorded (in thousands):

	June 30, 2025			December 31, 2024
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner occupied	$12,242	$5,417	$—	$13,747	$6,614	$—
Non-owner occupied	68,792	3,975	—	44,263	4,152	—
Consumer real estate – mortgage	28,206	—	633	38,222	1,376	23
Construction and land development	2,294	319	—	2,387	319	—
Commercial and industrial	44,956	1,515	3,261	48,575	19,715	2,873
Consumer and other	680	—	758	631	—	619
Total	$157,170	$11,226	$4,652	$147,825	$32,176	$3,515

Pinnacle Financial's policy is the accrual of interest income will be discontinued when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. As such, at the date loans are placed on nonaccrual status, Pinnacle Financial reverses all previously accrued interest income against current year earnings. Pinnacle Financial's policy is once a loan is placed on nonaccrual status each subsequent payment is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. Pinnacle Financial recognized no interest income from cash payments received on nonaccrual loans during the three and six months ended June 30, 2025 and 2024. Had these loans been on accruing status, an additional $2.7 million and $5.1 million of interest income would have been recognized for the three and six months ended June 30, 2025, respectively, compared to an additional $2.3 million and $4.5 million for the three and six months ended June 30, 2024, respectively. Approximately $66.2 million and $36.3 million of nonaccrual loans were performing pursuant to their contractual terms as of June 30, 2025 and December 31, 2024, respectively.

Pinnacle Financial analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any industries. Pinnacle Financial utilizes broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Pinnacle Financial has a credit exposure (loans outstanding plus unfunded lines of credit) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at June 30, 2025 with the comparative exposures for December 31, 2024 (in thousands):

	June 30, 2025
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2024
Lessors of nonresidential buildings	$4,666,080	$1,047,600	$5,713,680	$5,439,776
Lessors of residential buildings	2,331,534	505,820	2,837,354	2,871,227
New Housing For-Sale Builders	569,213	892,547	1,461,760	1,394,494
Music Publishers	869,544	457,952	1,327,496	1,114,105

Among other data, Pinnacle Financial monitors two ratios regarding construction and commercial real estate lending as part of its concentration management processes. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At June 30, 2025 and December 31, 2024, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 61.8% and 70.5%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and land development loans) as a percentage of total risk-based capital were 228.6% and 242.2% as of June 30, 2025 and December 31, 2024, respectively. Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. When a bank’s ratios are in excess of one or both of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. At June 30, 2025, Pinnacle Bank was within the 100% and 300% guidelines and has established what it believes to be appropriate monitoring of its lending in these areas as it aims to keep the level of these loans below the 100% and 300% thresholds within the applicable guidelines.

At June 30, 2025, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $54.3 million to current directors, executive officers, and their related interests, of which $48.1 million had been drawn upon. At December 31, 2024, Pinnacle Bank had granted loans and other extensions of credit amounting to approximately $39.4 million to directors, executive officers, and their related interests, of which approximately $37.4 million had been drawn upon. All loans to directors, executive officers, and their related interests were performing in accordance with contractual terms at June 30, 2025 and December 31, 2024.

Loans Held for Sale

At June 30, 2025, Pinnacle Financial had approximately $10.3 million in commercial loans held for sale compared to $19.7 million at December 31, 2024. These include commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers. Also included are commercial loans originated for sale to BHG as part of BHG's alternative financing portfolio.

At June 30, 2025, Pinnacle Financial had approximately $177.2 million in consumer loans held for sale, excluding mortgage loans, compared to $160.2 million at December 31, 2024. These include consumer loans originated for sale to BHG as part of BHG's alternative financing portfolio.

At June 30, 2025, Pinnacle Financial had approximately $24.1 million of mortgage loans held-for-sale compared to approximately $15.4 million at December 31, 2024. Total mortgage loan volumes sold during the six months ended June 30, 2025 were approximately $338.5 million compared to approximately $365.7 million for the six months ended June 30, 2024. During the three and six months ended June 30, 2025, Pinnacle Financial recognized $2.0 million and $4.5 million, respectively, in gains on the sale of these loans, net of commissions paid, compared to $3.3 million and $6.1 million, respectively, during the three and six months ended June 30, 2024.

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

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Fair value, beginning of period	$11,215	$11,812	$11,854	$—
Initial recognition of servicing asset	—	—	—	11,812
Additions from loans sold with servicing retained	56	138	181	138
Estimate of changes in fair value due to:
Payoffs, paydowns, and repurchases	(84)	(164)	(435)	(164)
Changes in valuation inputs or assumptions	(284)	(485)	(697)	(485)
Fair value, end of period	$10,903	$11,301	$10,903	$11,301

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

The unrecognized tax benefit related to uncertain tax positions related to state income tax filings was $6.4 million and $10.1 million at June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, Pinnacle Financial paid $3.7 million of taxes related to state income tax filings for tax years prior to 2025. During the three and six months ended June 30, 2024, Pinnacle Financial paid $306,000 and $309,000, respectively, of taxes related to state income tax filings for tax years prior to 2024.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. No interest and penalties were recognized during the three and six months ended June 30, 2025 and June 30, 2024.

Pinnacle Financial's effective tax rate for the three and six months ended June 30, 2025 was 18.4% and 18.0%, respectively, compared to 18.2% and 18.1%, respectively, for the three and six months ended June 30, 2024. The difference between the effective tax rate and the federal and state income tax statutory rate of 25.00% at June 30, 2025 and 2024, respectively, is primarily due to investments in bank qualified municipal securities, tax benefits of Pinnacle Bank's real estate investment trust and municipal investment subsidiaries, participation in the Tennessee Community Investment Tax Credit program, and tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC premiums and non-deductible executive compensation.

Income tax expense is also impacted by the vesting of equity-based awards, with expense or benefit recorded as a discrete item as a component of total income tax, the amount of which is dependent upon the change in the grant date fair value and the vest date fair value of the underlying award. For the three and six months ended June 30, 2025 and 2024, Pinnacle Financial recognized excess tax benefits of $128,000 and $3.7 million, respectively, compared to $100,000 and $2.5 million, respectively, with respect to the vesting of equity-based awards.

On July 4, 2025, H.R. 1, a bill to provide for reconciliation pursuant to title II of H. Con. Res. 14, informally known as the “One Big Beautiful Bill Act” (OBBBA), was signed into law, which includes a broad range of tax reform provisions that may affect Pinnacle Financial's financial results. Pinnacle Financial is currently evaluating the impact of the OBBBA which could affect Pinnacle Financial's effective tax rate and deferred tax assets in 2025 and future periods. A quantitative estimate of the specific financial effects cannot be reasonably determined at this time due to the complexity of the changes in the OBBBA. The impact of the tax provisions in the OBBBA will depend on facts in each year and anticipated guidance from the U.S. Department of the Treasury.

Note 7. Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial customers that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At June 30, 2025, these commitments amounted to $16.0 billion, of which approximately $1.9 billion related to home equity lines of credit.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated earlier due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At June 30, 2025 and December 31, 2024, these commitments amounted to $486.6 million and $387.3 million, respectively.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At June 30, 2025 and December 31, 2024, Pinnacle Financial had accrued reserves of $13.3 million and $12.5 million, respectively, for the inherent risks associated with these off-balance sheet commitments in other liabilities on its balance sheet. The provision for these unfunded commitments increased $845,000 for the three and six months ended June 30, 2025 compared to a decrease of $3.0 million for the three and six months ended June 30, 2024.

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolutions of these claims outstanding at June 30, 2025 are not expected to have a material adverse impact on Pinnacle Financial's consolidated financial condition, operating results or cash flows.

Note 8.  Equity Compensation

Pinnacle Financial's Second Amended and Restated 2018 Omnibus Equity Incentive Plan (2018 Plan) permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At June 30, 2025, there were approximately 1.6 million shares available for issuance under the 2018 Plan.

Restricted Share Awards

A summary of activity for unvested restricted share awards for the six months ended June 30, 2025 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2024	705,934	$82.48
Shares awarded	162,391
Restrictions lapsed and shares released to associates/directors	(183,496)
Shares forfeited	(21,028)
Unvested at June 30, 2025	663,801	$91.37

Pinnacle Financial has granted restricted share awards to associates (including certain members of executive management) and outside directors with time-based vesting criteria. Compensation expense associated with time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock grants that were made, grouped by similar vesting criteria, during the six months ended June 30, 2025. The table reflects the life-to-date activity for these awards:

Grant year	Group (1)	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (4)	Shares unvested
Time Based Awards
2025	Associates (2)	5	156,082	105	71	3,928	151,978
Outside Director Awards (3)
2025	Outside directors	1	6,309	—	—	—	6,309
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
(4)These shares represent forfeitures resulting from recipients whose employment was terminated during the year-to-date period ended June 30, 2025. Any dividends paid on shares for which the forfeiture restrictions do not lapse will be recouped by Pinnacle Financial at the time of termination or will not be distributed from escrow, as applicable.

Restricted Stock Unit Awards

A summary of activity for unvested restricted stock units for the six months ended June 30, 2025 is as follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2024	109,970	$80.84
Shares awarded	39,431
Restrictions lapsed and shares released to associates	(51,625)
Shares forfeited	(2,956)
Unvested at June 30, 2025	94,820	$96.73

Pinnacle Financial grants restricted stock units to its Named Executive Officers (NEOs) and leadership team members with time-based vesting criteria. Compensation expense associated with time-based vesting restricted stock unit awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock unit grants that were made, grouped by similar vesting criteria, during the six months ended June 30, 2025. The table reflects the life-to-date activity for these awards:

Grant year	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (1)	Shares unvested
2025	3	39,431	28	11	477	38,915

(1)These shares represent forfeitures resulting from recipients whose employment was terminated during the year-to-date period ended June 30, 2025. Dividend equivalents are held in escrow for award recipients for dividends paid prior to the forfeiture restrictions lapsing. Such dividend equivalents are not released from escrow if an award is forfeited.

Performance Stock Unit Awards

The following table details the performance stock unit awards outstanding at June 30, 2025:

	Units Awarded
Grant year	NEOs (1)			Leadership Team other than NEOs	Applicable performance periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Period in which units are expected to be settled into shares of common stock (2)
2025	50,887	—	122,120	41,008	2025-2027	0	0	2028
2024	80,211	—	192,499	53,710	2024-2026	0	0	2027
2023	103,136	—	247,515	61,673	2023-2025	0	0	2026
2022	—	—	190,000	—	2022-2024	0	1	2026
(1)The NEOs are awarded a range of awards that generally may be earned based on attainment of goals between a target level of performance and a maximum level of performance. The 190,000 performance units awarded to the NEOs in 2022 for which the three-year performance period was completed on December 31, 2024 were earned at the target level of performance and are currently in the required one-year hold period.
(2)Performance stock unit awards granted in or after 2023, if earned, are expected to settle in shares of Pinnacle Financial common stock in the period noted in the table, if the performance criterion included in the applicable performance unit award agreement are met. Performance units granted in 2022 have been earned and will settle in shares of Pinnacle Financial common stock following their post-vest holding period. At the Effective Time of the Merger, all then outstanding performance units will become fully vested at the maximum payout level and thereafter a like number of shares of Newco common stock , less tax withholdingd, will be released to the grantee.

During the six months ended June 30, 2025 and 2024, respectively, the restrictions associated with 290,036 and 435,881 performance stock unit awards previously granted lapsed based on the terms of the underlying award agreements and approval by Pinnacle Financial's Human Resources and Compensation Committee, and were settled into shares of Pinnacle Financial common stock with 103,319 and 158,117 shares, respectively, being withheld to pay the taxes associated with the settlement of those shares.

Stock compensation expense related to restricted share awards, restricted stock unit awards and performance stock unit awards for the three and six months ended June 30, 2025 was $11.0 million and $21.6 million, respectively, compared to $10.6 million and $21.0 million, respectively, for the three and six months ended June 30, 2024. As of June 30, 2025, the total compensation cost related to unvested restricted share awards, restricted stock unit awards and performance stock unit awards estimated at maximum performance not yet recognized was $84.2 million. This expense, if the underlying units are earned, is expected to be recognized over a weighted-average period of 2.06 years.

At the Effective Time of the Merger, all then outstanding equity-based awards previously issued by Pinnacle Financial will become fully vested and the grantee will be entitled to receive a like number of shares of Newco Common Stock. In the case of the performance units, these award will vest at maximum payout levels.

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

Pinnacle Financial's derivative instruments with certain counterparties contain legally enforceable netting that allow multiple transactions to be settled into a single amount. The fair value hedge and interest rate swaps (swaps) assets and liabilities are presented at gross fair value before the application of bilateral collateral and master netting agreements, but after the initial margin posting and daily variation margin payments made with central clearing house organizations. Total fair value hedge and swaps assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of June 30, 2025 and December 31, 2024. The resulting net fair value hedge and swaps asset and liability fair values are included in other assets and other liabilities, respectively, on the consolidated balance sheets. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customers' transactions as of June 30, 2025 and December 31, 2024 is included in the following table (in thousands):

	June 30, 2025		December 31, 2024
	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Interest rate swap agreements:
Assets	$2,872,500	$41,726	$2,633,014	$62,494
Liabilities	2,872,500	(42,222)	2,633,014	(63,225)
Total	$5,745,000	$(496)	$5,266,028	$(731)

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At June 30, 2025 and December 31, 2024, there were no interest rate swap agreements designated as non-hedge derivatives cleared through clearing houses.

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Interest rate swap agreements	Other noninterest income	$44	$(13)	$231	$(191)

On June 28, 2024, Pinnacle Financial executed a credit default swap (CDS) with a counterparty with a notional amount of $86.5 million. At the execution date, the CDS notional amount was equal to 5% of a reference pool of $1.7 billion in first lien consumer real estate - mortgage loans whereby the counterparty assumed the first loss position for these loans up to approximately $86.5 million in aggregate losses. Pinnacle Financial pays to the counterparty an annual loss protection fee equal to 7.95% of the corresponding notional amount of the CDS for as long as the loans in the reference pool remain outstanding. The notional amount of the CDS will decline over time as the loans in the reference portfolio are paid down, mature or the counterparty absorbs the first loss portion of losses on those loans. The CDS qualifies as a derivative, but is not designated as a hedging instrument. Changes in the fair value of the

CDS are recognized as a gain or loss in current period earnings in other noninterest income. A summary of Pinnacle Financial's CDS as of June 30, 2025 and December 31, 2024 is included in the following table (in thousands):

	June 30, 2025		December 31, 2024
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Credit default swap	$77,936	$(210)	$81,993	$185

The effects of Pinnacle Financial's CDS on the income statement during the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Credit default swap	Other noninterest income	$439	$—	$(395)	$—

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income (loss), net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. During the six months ended June 30, 2025, Pinnacle Financial paid $11.8 million to purchase an interest rate floor with a notional amount of $1.5 billion to mitigate the impact of changing interest rates on SOFR-based variable rate loans. The floor has an effective start date beginning in the third quarter of 2026. Pinnacle Financial also paid $22.9 million during the six months ended June 30, 2025 to purchase interest rate caps with notional amounts totaling $2.0 billion to mitigate the impact of changing deposits rates on federal funds-based deposit accounts. The caps have effective start dates ranging from the first quarter of 2026 to the third quarter of 2026. A summary of the cash flow hedge relationships as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

					June 30, 2025		December 31, 2024
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor - loans	Other assets	3.81	2.00%-4.50% minus USD-Term SOFR 1M	N/A	$2,375,000	$31,340	$875,000	$15,566
Interest rate collars - loans	Other assets	2.34	4.25%-4.75% minus USD-Term SOFR 1M	USD-Term SOFR 1M minus 6.75%-7.00%	875,000	22,746	875,000	17,252
Interest rate cap - deposits	Other assets	3.34	N/A	3.50%-4.00% minus USD-Federal Funds	2,000,000	16,222	—	—
					$5,250,000	$70,308	$1,750,000	$32,818

The effects of Pinnacle Financial's cash flow hedge relationships on the statement of comprehensive income (loss) during the three and six months ended June 30, 2025 and 2024 were as follows, net of tax (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Asset derivatives	2025	2024	2025	2024
Interest rate floors, collars and caps	$1,632	$(3,497)	$10,199	$(23,143)

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualify for hedge accounting treatment. If a hedge was deemed to be ineffective, the amount included in accumulated other comprehensive income (loss) would be reclassified into a line item within the statement of income that impacts operating results. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. No gains on cash flow hedges were reclassified from accumulated other comprehensive income (loss) into net income during the three and six months ended June 30, 2025 compared to $2.5 million and $4.9 million, respectively, net of tax during the three and six months ended June 30, 2024. There are no further amounts to be reclassified from accumulated other comprehensive income (loss) into net income related to previously terminated cash flow hedges.

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

A summary of Pinnacle Financial's fair value hedge relationships as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

					June 30, 2025		December 31, 2024
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Asset derivatives
Interest rate swaps - securities	Other assets	10.05	3.33%	Federal Funds/ SOFR	$3,256,176	$45,723	$3,198,426	$67,064
Liability derivatives
Interest rate swaps - borrowings	Other liabilities	2.23	SOFR	3.48%	1,175,000	(4,104)	1,175,000	(21,428)
					$4,431,176	$41,619	$4,373,426	$45,636

(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At June 30, 2025 and December 31, 2024, the notional amount of fair value derivatives cleared through central clearing houses was $3.2 billion and $3.0 billion, respectively, with a fair value that approximates zero due to $26.2 million and $72.7 million in variation margin payments.

Notional amounts of $244.4 million as of June 30, 2025 receive a variable rate of interest based on the daily compounded federal funds rate and notional amounts totaling $4.2 billion as of June 30, 2025 receive a variable rate of interest based on the daily compounded SOFR.

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
Securities		2025	2024	2025	2024
Interest rate swaps - securities	Interest income on securities	$(4,640)	$10,096	$(21,341)	$36,908
Securities available-for-sale	Interest income on securities	$4,640	$(10,096)	$21,341	$(36,908)
FHLB advances
Interest rate swaps - FHLB advances	Interest expense on FHLB advances and other borrowings	$5,609	$(5,721)	$17,324	$(31,682)
FHLB advances	Interest expense on FHLB advances and other borrowings	$(5,609)	$5,721	$(17,324)	$31,682

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at June 30, 2025 and December 31, 2024 (in thousands):

	Carrying Amount of the Hedged Assets/Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/Liabilities
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Line item on the balance sheet
Securities available-for-sale	$3,901,806	$3,905,016	$(45,723)	$(67,064)
Federal Home Loan Bank advances	$1,170,896	$1,196,428	$(4,104)	$(21,428)

During the three and six months ended June 30, 2025, amortization expense totaling $49,000 and $103,000, respectively, related to previously terminated fair value hedges was recognized as a reduction to interest income on loans compared to $93,000 and $197,000, respectively, for the three and six months ended June 30, 2024.

In April 2022, interest rates swaps designated as fair value hedges with notional amounts totaling $164.3 million and market values totaling $14.3 million were terminated. Approximately $986,000 in gains were recognized at the time of termination and the remaining $5.0 million at June 30, 2025 will be accreted as additional interest income on the previously hedged available-for-sale mortgage backed and municipal securities over the same period as existing purchase discounts or premiums on these securities.

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

The following tables present financial instruments measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
June 30, 2025
Investment securities available-for-sale:
U.S. Treasury securities	$1,535,156	$—	$1,535,156	$—
U.S. Government agency securities	204,185	—	204,185	—
Mortgage-backed securities	2,698,707	—	2,698,707	—
State and municipal securities	1,625,259	—	1,625,087	172
Agency-backed securities	209	—	209	—
Corporate notes and other	315,172	—	302,258	12,914
Total investment securities available-for-sale	6,378,688	—	6,365,602	13,086
Other investments	221,972	—	22,552	199,420
Mortgage servicing rights	10,903	—	—	10,903
Other assets	177,078	—	177,078	—
Total assets at fair value	$6,788,641	$—	$6,565,232	$223,409

Other liabilities	$64,429	$—	$64,429	$—
Total liabilities at fair value	$64,429	$—	$64,429	$—

December 31, 2024
Investment securities available-for-sale:
U.S. Treasury securities	$1,405,478	$—	$1,405,478	$—
U.S. Government agency securities	214,066	—	214,066	—
Mortgage-backed securities	1,962,359	—	1,962,359	—
State and municipal securities	1,506,557	—	1,506,222	335
Agency-backed securities	45,338	—	45,338	—
Corporate notes and other	448,571	—	435,682	12,889
Total investment securities available-for-sale	5,582,369	—	5,569,145	13,224
Other investments	198,721	—	22,170	176,551
Mortgage servicing rights	11,854	—	—	11,854
Other assets	177,100	—	177,100	—
Total assets at fair value	$5,970,044	$—	$5,768,415	$201,629

Other liabilities	$98,311	$—	$98,311	$—
Total liabilities at fair value	$98,311	$—	$98,311	$—

The following table presents assets measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

June 30, 2025	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$4,835	$—	$—	$4,835
Collateral dependent loans (1)	116,976	—	—	116,976
Total	$121,811	$—	$—	$121,811

December 31, 2024
Other real estate owned	$1,278	$—	$—	$1,278
Collateral dependent loans (1)	84,273	—	—	84,273
Total	$85,551	$—	$—	$85,551

(1) The carrying values of collateral dependent loans at June 30, 2025 and December 31, 2024 are net of valuation allowances of $39.9 million and $54.7 million, respectively.

In the case of the available-for-sale (AFS) investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. For the six months ended June 30, 2025, there were no transfers between Levels 1, 2 or 3. During the six months ended June 30, 2024, one AFS security with a carrying value of $12.8 million previously classified as Level 2 was transferred to Level 3 due to unobservable inputs becoming significant. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.

The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2025 and 2024 (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three months ended June 30,						For the Six months ended June 30,
	2025			2024			2025			2024
	Available-for-sale securities	Other investments	Mortgage servicing rights	Available-for-sale securities	Other investments	Mortgage servicing rights	Available-for-sale securities	Other investments	Mortgage servicing rights	Available-for-sale securities	Other investments	Mortgage servicing rights
Fair value, beginning of period	$13,073	$191,945	$11,215	$13,184	$162,235	$11,812	$13,224	$176,551	$11,854	$479	$157,140	$—
Total realized gains (losses) included in income	13	3,391	(312)	13	179	(511)	26	3,574	(951)	26	(535)	11,301
Changes in unrealized gains/losses included in other comprehensive income (loss)	—	—	—	—	—	—	2	—	—	16	—	—
Transfers into Level 3	—	—	—	—	—	—	—	—	—	12,841	—	—
Purchases	—	7,702	—	—	9,835	—	—	24,622	—	—	17,302	—
Issuances	—	—	—	—	—	—	—	—	—	—	—	—
Settlements	—	(3,618)	—	—	(3,937)	—	(166)	(5,327)	—	(165)	(5,595)	—
Transfers out of Level 3	—		—	—	—		—	—	—	—	—	—
Fair value, end of period	$13,086	$199,420	$10,903	$13,197	$168,312	$11,301	$13,086	$199,420	$10,903	$13,197	$168,312	$11,301
Total net realized gains (losses) included in income	$13	$3,391	$(312)	$13	$179	$(511)	$26	$3,574	$(951)	$26	$(535)	$11,301

The following tables present the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at June 30, 2025 and December 31, 2024. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands):

	Carrying Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
June 30, 2025
Financial assets:
Securities purchased with agreement to resell	$93,293	$93,293	$—	$—	$93,293
Securities held-to-maturity	2,687,963	2,403,879	—	2,403,879	—
Loans, net	36,683,039	36,268,336	—	—	36,268,336
Consumer loans held-for-sale	201,342	201,988	—	201,988	—
Commercial loans held-for-sale	10,251	10,284	—	10,284	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	45,257,698	44,329,915	—	—	44,329,915
Federal Home Loan Bank advances	1,775,470	1,801,224	—	—	1,801,224
Subordinated debt and other borrowings	426,263	430,081	—	—	430,081

December 31, 2024
Financial assets:
Securities purchased with agreement to resell	$66,449	$66,451	$—	$—	$66,451
Securities held-to-maturity	2,798,899	2,560,252	—	2,560,252	—
Loans, net	35,071,282	34,440,683	—	—	34,440,683
Consumer loans held-for-sale	175,627	175,838	—	175,838	—
Commercial loans held-for-sale	19,700	19,724	—	19,724	—

Financial liabilities:
Deposits and securities sold under
agreements to repurchase	43,073,236	42,190,235	—	—	42,190,235
Federal Home Loan Bank advances	1,874,134	1,874,588	—	—	1,874,588
Subordinated debt and other borrowings	425,821	431,996	—	—	431,996

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
During the six months ended June 30, 2025, Pinnacle Bank paid $60.9 million of dividends to Pinnacle Financial. As of June 30, 2025, based on the criteria noted above Pinnacle Bank could pay approximately $1.2 billion of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2013, Pinnacle Financial has paid a quarterly common stock dividend. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 21, 2025 when the board of directors increased the dividend to $0.24 per common share from $0.22 per common share. During the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th fractional interest in a share of Series B noncumulative, perpetual preferred stock (the "Series B Preferred Stock") in a registered public offering to both retail and institutional investors. Beginning in the third quarter of 2020, Pinnacle Financial began paying a quarterly dividend of $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock. The amount and timing of all future dividend payments by Pinnacle Financial, if any, including dividends on Pinnacle Financial's Series B Preferred Stock (and associated depositary shares), is subject to discretion of Pinnacle Financial's board of directors and will depend on Pinnacle Financial's receipt of dividends from Pinnacle Bank, earnings, capital position, financial condition, liquidity and other factors, including regulatory capital requirements, as they become known to Pinnacle Financial and receipt of any regulatory approvals that may become required as a result of each of Pinnacle Financial's or Pinnacle Bank's financial results.

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

Management believes, as of June 30, 2025, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the applicable 2.5% capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2025
Total capital to risk weighted assets:
Pinnacle Financial	$5,782,492	13.0%	$3,553,081	8.0%	$4,441,351	10.0%
Pinnacle Bank	$5,517,167	12.4%	$3,546,389	8.0%	$4,432,986	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$4,989,448	11.2%	$2,664,810	6.0%	$2,664,810	6.0%
Pinnacle Bank	$5,093,122	11.5%	$2,659,792	6.0%	$3,546,389	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$4,772,199	10.7%	$1,998,608	4.5%	N/A	N/A
Pinnacle Bank	$5,093,000	11.5%	$1,994,844	4.5%	$2,881,441	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$4,989,448	9.5%	$2,095,718	4.0%	N/A	N/A
Pinnacle Bank	$5,093,122	9.7%	$2,092,815	4.0%	$2,616,018	5.0%

At December 31, 2024
Total capital to risk weighted assets:
Pinnacle Financial	$5,515,492	13.1%	$3,358,116	8.0%	$4,197,645	10.0%
Pinnacle Bank	$5,246,472	12.5%	$3,352,352	8.0%	$4,190,440	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$4,751,357	11.3%	$2,518,587	6.0%	$2,518,587	6.0%
Pinnacle Bank	$4,851,336	11.6%	$2,514,264	6.0%	$3,352,352	8.0%
Common equity Tier 1 capital to risk weighted assets
Pinnacle Financial	$4,534,108	10.8%	$1,888,940	4.5%	N/A	N/A
Pinnacle Bank	$4,851,213	11.6%	$1,885,698	4.5%	$2,723,786	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$4,751,357	9.6%	$1,989,495	4.0%	N/A	N/A
Pinnacle Bank	$4,851,336	9.8%	$1,984,252	4.0%	$2,480,315	5.0%
(1) Well-capitalized minimum Common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average assets are not formally defined under applicable banking regulations for bank holding companies.
(*) Average assets for the above calculations were based on the most recent quarter.

Note 12.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities and from time to time Pinnacle Financial has entered into certain other subordinated debt agreements. These instruments are outlined below as of June 30, 2025 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at June 30, 2025	Coupon Structure at June 30, 2025
Trust preferred securities
PNFP Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	7.37%	3-month SOFR + 2.80% (1)
PNFP Statutory Trust II	September 15, 2005	September 30, 2035	20,619	5.96%	3-month SOFR + 1.40% (1)
PNFP Statutory Trust III	September 7, 2006	September 30, 2036	20,619	6.21%	3-month SOFR + 1.65% (1)
PNFP Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	7.43%	3-month SOFR + 2.85% (1)
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	7.77%	3-month SOFR + 3.25% (1)
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	7.37%	3-month SOFR + 2.85% (1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	6.92%	3-month SOFR + 2.40% (1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	6.26%	3-month SOFR + 1.70% (1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	7.66%	3-month SOFR + 3.10% (1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	6.07%	3-month SOFR + 1.49% (1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	6.27%	3-month SOFR + 1.73% (1)
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	6.06%	3-month SOFR + 1.50% (1)

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	7.36%	3-month SOFR + 3.04% (2)

Debt issuance costs and fair value adjustments			(6,732)
Total subordinated debt and other borrowings			$426,263
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

Note 13.  Segment Reporting

Pinnacle Financial operates through a single operating and reporting segment primarily as a bank, although Pinnacle Financial does provide additional non-banking services customary for a financial services institution including investment, insurance, trust and mortgage lending services. The chief operating decision maker (CODM) is comprised of Pinnacle Financial’s senior leadership team which during the six months ended and at June 30, 2025 consisted of thirteen individuals including the Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance, allocates resources and makes operating decisions for Pinnacle Financial on a consolidated basis primarily based on Pinnacle Financial’s combined net interest income and noninterest income as well as net income as presented on the same basis as in the accompanying consolidated statement of operations. As Pinnacle Financial’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at June 30, 2025 and December 31, 2024 and our results of operations for the three and six months ended June 30, 2025 and 2024. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein and the risk factors discussed elsewhere in this report including without limitation, Part II, Item 1A "Risk Factors" below and in our Annual Report on Form 10-K for the year ended December 31, 2024 (Form 10-K) and the other reports we have filed with the Securities and Exchange Commission since we filed the Form 10-K. Unless the context otherwise requires, the terms "Pinnacle Financial," "we," the "company," "our," or similar terms refer to Pinnacle Financial Partners, Inc. and, where appropriate, its subsidiaries.

Overview

General. Our diluted net income per common share for the three and six months ended June 30, 2025 was $2.00 and $3.77, respectively, compared to $0.64 and $2.21, respectively, for the same periods in 2024. At June 30, 2025, loans increased to $37.1 billion as compared to $35.5 billion at December 31, 2024, and total deposits increased to $45.0 billion at June 30, 2025 from $42.8 billion at December 31, 2024.

Results of Operations. Our net interest income increased to $379.5 million and $744.0 million, respectively, for the three and six months ended June 30, 2025 compared to $332.3 million and $650.3 million, respectively, for the same periods in the prior year, representing an increase of $47.3 million, or 14.2%, and $93.7 million, or 14.4%, respectively. For the three and six months ended June 30, 2025 when compared to the comparable periods in 2024, this increase was largely the result of organic loan growth and a declining cost of funds in the three and six months ended June 30, 2025 when compared to the three and six months ended June 30, 2024. The net interest margin (the ratio of net interest income to average earning assets) for the three and six months ended June 30, 2025 was 3.23% and 3.22%, respectively, compared to 3.14% and 3.09%, respectively, for the same periods in 2024 and reflects increased average earning asset balances as well as a meaningful reduction in our cost of funds despite increased average interest-bearing balances. Additionally, our noninterest bearing deposit balances increased during the three and six months ended June 30, 2025 when compared to the same periods in 2024.

Our provision for credit losses was $24.2 million and $41.2 million, respectively, for the three and six months ended June 30, 2025 compared to $30.2 million and $64.7 million, respectively, for the same periods in 2024. The change in provision expense for the three and six months ended June 30, 2025 as compared to the same periods in 2024 is in part the result of a reduction in specific reserves associated with certain loans due to charge-offs, improved financial conditions of the borrowers or payoff of a portion of or, in certain cases, the full, outstanding balances. Also impacting provision expense for the three and six months ended June 30, 2025 were net charge-offs totaling $18.7 million and $32.7 million, respectively, compared to $22.9 million and $39.1 million, respectively, for the same periods in 2024.
Noninterest income increased by $91.2 million, or 265.9%, and $79.5 million, or 55.1%, respectively, during the three and six months ended June 30, 2025 compared to the same periods in 2024 due in large part to our intentional repositioning of our securities portfolio with the goal of meaningfully enhancing its future performance with the sale of approximately $822.7 million of available-for-sale securities at a net loss of $72.1 million during the three and six months ended June 30, 2024. Also, positively impacting the change in noninterest income for the three and six months ended June 30, 2025 when compared to the same periods in 2024 was income from our equity method investment in BHG which increased $7.3 million, or 39.3%, and $11.7 million, or 33.7%, respectively, during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. Income from our wealth management groups (investments, insurance and trust) also contributed to the increase in noninterest income and continued to reflect strong revenue growth increasing $4.5 million and $11.4 million, respectively, during the three and six months ended June 30, 2025 compared to the same periods in 2024. Service charges on deposit accounts increased $2.5 million, or 17.4%, and $6.1 million, or 21.8%, respectively, during the three and six months ended June 30, 2025 compared to the same periods in 2024. Additionally, during the three and six months ended June 30, 2025, income from bank-owned life insurance increased $2.9 million and $1.6 million, respectively, due to the purchase of an additional $150.0 million in policies during the first six months of 2025. The increases in noninterest income were offset in part by a decrease in income from our other equity investments of $275,000 and $3.3 million, respectively, for the three and six months ended June 30, 2025 when compared to the same periods in 2024.

Noninterest expense increased by $15.1 million, or 5.5%, and $48.2 million, or 9.4%, respectively, during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. Impacting noninterest expense for the three and six months ended June 30, 2025 as compared to the same prior year periods was an increase of $31.1 million and $57.2 million, respectively, in salaries and employee benefits. The increase in salaries and employee benefits was primarily the result of an increase in our associate base to 3,627.0 full-time equivalent associates at June 30, 2025 compared to 3,469.0 at June 30, 2024, as well as annual merit increases effective in January 2025 and increases in cash and equity incentive accruals due to our belief at June 30, 2025 that we were likely to achieve a payout percentage under our annual cash incentive plan in 2025 that would be higher than what we believed we would pay out at June 30, 2024 under our 2024 annual cash incentive plan and increased vesting under our performance-based vesting restricted stock unit awards based on estimated full-year performance through June 30, 2025. Noninterest expense categories, other than salaries and employee benefits, were $105.2 million and $208.6 million, respectively, during the three and six months ended June 30, 2025 compared to $121.3 million and $217.6 million, respectively, during three and six months ended June 30, 2024, a decrease of 13.3% and 4.1%, respectively. Noninterest expense for the three and six months ended June 30, 2024 included approximately $27.6 million in fees paid during the second quarter of 2024 to terminate an agreement to resell $500.0 million of securities we had previously purchased. Additionally impacting the change in noninterest expense during the three and six months ended June 30, 2025 when compared to the same periods in 2024 are changes in equipment and occupancy costs, marketing and other business development costs, lending and deposit-related expenses. Equipment and occupancy costs increased $7.0 million and $13.5 million, respectively, for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 and were negatively impacted by the overall growth in our infrastructure, construction and operation of additional locations, including our new Nashville headquarters and the implementation of new technology. Marketing and business development expense for the three and six months ended June 30, 2025 increased $2.0 million and $4.5 million, respectively, compared to the three and six months ended June 30, 2024 primarily as a result of our partnership with The Pinnacle, Nashville's newest live music venue, which opened in March 2025, and other factors including increases in both client and associate engagement expenses due to our increased headcount and recent market extensions. Other noninterest expense includes lending-related expenses, deposit-related expenses, wealth-management expenses and other items. Lending-related expenses increased $2.9 million and $6.3 million, respectively, during the the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 and were impacted by the loss protection fees of $1.7 million and $3.3 million, respectively, during the three and six months ended June 30, 2025 associated with a credit default swap which we entered into in the second quarter of 2024. Deposit-related expenses decreased $761,000 and $4.3 million, respectively, during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. Contributing to the decline in deposit-related expenses during the first six months of 2025 was the lack of an FDIC special assessment in 2025 compared to a $7.3 million special assessment in the first six months of 2024. Offsetting the decreased FDIC assessment costs in the first six months of 2025 were increases in costs associated with our specialty deposit programs.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 56.7% and 58.1%, respectively, for the three and six months ended June 30, 2025 compared to 74.0% and 64.6%, respectively, for the three and six months ended June 30, 2024. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. Our efficiency ratio during the three and six months ended June 30, 2025 compared to the same periods in 2024 was both positively and negatively impacted by the changes to net interest income, noninterest income and noninterest expense discussed above.
During the three and six months ended June 30, 2025, we recorded income tax expense of $35.8 million and $65.8 million, respectively, compared to $11.8 million and $39.2 million, respectively, for the three and six months ended June 30, 2024. Our effective tax rate for the three and six months ended June 30, 2025 was 18.4% and 18.0%, respectively, compared to 18.2% and 18.1%, respectively, for the three and six months ended June 30, 2024. Our tax rate in each period was impacted by, among other things, the vesting of equity-based awards previously granted under our equity-based compensation program. For the three and six months ended June 30, 2025, we recognized excess tax benefits of $128,000 and $3.7 million, respectively, in connection with the vesting of these equity-based awards compared to excess tax benefits of $100,000 and $2.5 million, respectively, for the three and six months ended June 30, 2024.
Financial Condition. Loans increased $1.6 billion, or 4.6%, during the six months ended June 30, 2025 when compared to December 31, 2024. The increase is primarily the result of loans made to borrowers that principally operate or are located in the markets in which we have recently entered or expanded our presence, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company, including those targeted by our franchise and leasing segments. Loan growth was also positively impacted during the six months ended June 30, 2025 by the continued growth of certain specialty lending groups, including franchise lending and equipment lease financing. Total deposits were $45.0 billion at June 30, 2025 compared to $42.8 billion at December 31, 2024, an increase of $2.2 billion, or 5.0%. Interest-bearing deposits grew during the six months ended June 30, 2025 by approximately $176.0 million, or 1.2%, from December 31, 2024, as a result of our intentional focus on gathering and retaining these deposits and increases in the number of relationship advisors we employ.

At June 30, 2025, our allowance for credit losses was $422.1 million compared to $414.5 million at December 31, 2024. The dollar increase in the allowance for credit losses during the six months ended June 30, 2025 was primarily the result of overall growth in the portfolio year-over-year. The ratio of our allowance for credit losses to total loans was 1.14% at June 30, 2025, down from 1.17% at December 31, 2024. The decline in the ratio of our allowance for credit losses to total loans was largely the result of a reduction in specific reserves associated with certain loans due to charge-offs, improvement in the financial condition of the borrowers or payoff of a portion of or, in certain cases, the full, outstanding balances of the related loans. Additionally, during the three and six months ended June 30, 2025 net charge-offs were $18.7 million and $32.7 million, respectively, compared to $22.9 million and $39.1 million, respectively, for the same periods in 2024.

Capital and Liquidity. At June 30, 2025 and December 31, 2024, our capital ratios, including the capital ratios of our bank subsidiary, Pinnacle Bank ("Pinnacle Bank"), exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 11. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q) for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At June 30, 2025, Pinnacle Financial had approximately $222.0 million of cash that could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

On January 21, 2025, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the previously authorized share repurchase program that expired on March 31, 2025. The new authorization is set to remain in effect through March 31, 2026. We did not repurchase any shares under the prior or current share repurchase programs during 2024 or the first six months of 2025.

On July 24, 2025, we entered into the Merger Agreement with Synovus and Newco, pursuant to which we and Synovus will merge with and into Newco, with Newco surviving the merger.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of Pinnacle Financial Common Stock outstanding immediately prior to the Effective Time, other than certain shares held by Pinnacle Financial or Synovus, will be converted into the right to receive one share of Newco Common Stock, and each share of Synovus Common Stock outstanding immediately prior to the Effective Time, other than certain shares held by Pinnacle Financial or Synovus, will be converted into the right to receive 0.5237 shares of Newco Common Stock. Holders of Synovus Common Stock will receive cash in lieu of fractional shares.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, (i) each share of Synovus Series D Preferred Stock, (ii) each share of Synovus Series E Preferred Stock, and (iii) each share of Pinnacle Financial Preferred Stock, in each case outstanding immediately prior to the Effective Time, will be converted into the right to receive one share of an applicable newly created series of preferred stock of Newco having terms that are not materially less favorable than the Synovus Series D Preferred Stock, Synovus Series E Preferred Stock or Pinnacle Financial Preferred Stock, respectively. For more information regarding the proposed merger of Pinnacle Financial and Synovus with and into Newco, see Note 1. Summary of Significant Accounting Policies – Subsequent Events in the Notes to the Consolidated Financial Statements elsewhere in this Form 10-Q.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Estimates as described in our Form 10-K.

Selected Financial Information

The following is a summary of certain financial information for the three and six month periods ended June 30, 2025 and 2024 and as of June 30, 2025 and December 31, 2024 (dollars in thousands, except per share data):

	Three Months Ended June 30,		2025 - 2024 Percent	Six Months Ended June 30,		2025 - 2024 Percent
	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Income Statement:
Interest income	$694,770	$668,390	3.9%	$1,362,930	$1,318,873	3.3%
Interest expense	315,237	336,128	(6.2)%	618,969	668,577	(7.4)%
Net interest income	379,533	332,262	14.2%	743,961	650,296	14.4%
Provision for credit losses	24,245	30,159	(19.6)%	41,205	64,656	(36.3)%
Net interest income after provision for credit losses	355,288	302,103	17.6%	702,756	585,640	20.0%
Noninterest income	125,457	34,288	>100.0%	223,883	144,391	55.1%
Noninterest expense	286,446	271,389	5.5%	561,933	513,754	9.4%
Income before income taxes	194,299	65,002	>100.0%	364,706	216,277	68.6%
Income tax expense	35,759	11,840	>100.0%	65,758	39,171	67.9%
Net income	158,540	53,162	>100.0%	298,948	177,106	68.8%
Preferred stock dividends	(3,798)	(3,798)	—%	(7,596)	(7,596)	—%
Net income available to common shareholders	$154,742	$49,364	>100.0%	$291,352	$169,510	71.9%

Per Share Data:
Basic net income per common share	$2.01	$0.65	>100.0%	$3.79	$2.22	70.7%
Diluted net income per common share	$2.00	$0.64	>100.0%	$3.77	$2.21	70.6%

Performance Ratios:
Return on average assets (1)	1.15%	0.41%	>100.0%	1.10%	0.70%	57.1%
Return on average shareholders' equity (2)	9.40%	3.23%	>100.0%	8.96%	5.58%	60.6%
Return on average common shareholders' equity (3)	9.72%	3.35%	>100.0%	9.26%	5.78%	60.2%

	June 30, 2025	December 31, 2024
Balance Sheet:
Loans, net of allowance for credit losses	$36,683,039	$35,071,282	4.6%
Deposits	$44,999,244	$42,842,992	5.0%
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

Results of Operations

Net Interest Income. Net interest income represents the amount by which interest earned on various interest-earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of our revenues. Net interest income totaled $379.5 million and $744.0 million, respectively, for the three and six months ended June 30, 2025 compared to $332.3 million and $650.3 million, respectively, for the same periods in the prior year, representing an increase of $47.3 million, or 14.2%, and $93.7 million, or 14.4%, respectively. For the three and six months ended June 30, 2025 when compared to the comparable periods in 2024, the increase was largely the result of organic loan growth and a declining cost of funds during the three and six months ended June 30, 2025 when compared to the three and six months ended June 30, 2024.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets
Loans (1) (2)	$36,967,754	$568,857	6.26%	$33,516,804	$551,659	6.71%
Securities
Taxable	5,625,309	66,989	4.78%	4,085,859	51,578	5.08%
Tax-exempt (2)	3,361,233	27,104	3.87%	3,236,729	24,372	3.61%
Interest-bearing due from banks	2,523,742	26,449	4.20%	2,541,394	33,607	5.32%
Securities purchased under agreements to resell	77,378	2,116	10.97%	476,435	3,641	3.07%
Federal funds sold	—	—	—%	—	—	—%
Other	252,993	3,255	5.16%	250,478	3,533	5.67%
Total interest-earning assets	48,808,409	$694,770	5.82%	44,107,699	$668,390	6.20%
Nonearning assets
Intangible assets	1,869,405			1,872,282
Other nonearning assets	3,146,686			2,774,110
Total assets	$53,824,500			$48,754,091

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$14,220,572	114,693	3.23%	$12,118,160	118,785	3.94%
Savings and money market	16,816,295	124,409	2.97%	14,659,713	134,399	3.69%
Time	4,710,080	45,512	3.88%	4,675,796	51,265	4.41%
Total interest-bearing deposits	35,746,947	284,614	3.19%	31,453,669	304,449	3.89%
Securities sold under agreements to repurchase	255,662	1,222	1.92%	213,252	1,316	2.48%
Federal Home Loan Bank advances	1,838,449	21,325	4.65%	2,106,786	24,395	4.66%
Subordinated debt and other borrowings	427,805	8,076	7.57%	427,256	5,968	5.62%
Total interest-bearing liabilities	38,268,863	315,237	3.30%	34,200,963	336,128	3.95%
Noninterest-bearing deposits	8,486,681	—	—%	8,000,159	—	—%
Total deposits and interest-bearing liabilities	46,755,544	$315,237	2.70%	42,201,122	$336,128	3.20%
Other liabilities	467,294			414,247
Total liabilities	47,222,838			42,615,369
Shareholders' equity	6,601,662			6,138,722
Total liabilities and shareholders' equity	$53,824,500			$48,754,091
Net interest income		$379,533			$332,262
Net interest spread (3)			2.52%			2.25%
Net interest margin (4)			3.23%			3.14%
(1) Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $13.8 million of taxable equivalent income for the three months ended June 30, 2025 compared to $11.9 million for the three months ended June 30, 2024. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the three months ended June 30, 2025 would have been 3.12% compared to a net interest spread of 3.00% for the three months ended June 30, 2024.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets
Loans (1) (2)	$36,507,201	$1,116,225	6.25%	$33,279,379	$1,092,858	6.69%
Securities
Taxable	5,529,552	128,842	4.70%	4,002,696	96,048	4.83%
Tax-exempt (2)	3,304,533	52,334	3.82%	3,312,198	48,972	3.54%
Interest-bearing due from banks	2,584,209	55,342	4.32%	2,509,097	66,359	5.32%
Securities purchased under agreements to resell	67,945	3,751	11.13%	510,111	7,499	2.96%
Federal funds sold	—	—	—%	—	—	—%
Other	253,890	6,436	5.11%	251,976	7,137	5.70%
Total interest-earning assets	48,247,330	$1,362,930	5.81%	43,865,457	$1,318,873	6.15%
Nonearning assets
Intangible assets	1,869,783			1,873,076
Other nonearning assets	3,061,641			2,794,141
Total assets	$53,178,754			$48,532,674

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	$14,178,740	226,444	3.22%	$11,842,966	231,513	3.93%
Savings and money market	16,581,963	243,251	2.96%	14,634,200	269,151	3.70%
Time	4,521,453	88,312	3.94%	4,766,414	104,753	4.42%
Total interest-bearing deposits	35,282,156	558,007	3.19%	31,243,580	605,417	3.90%
Securities sold under agreements to repurchase	243,273	2,248	1.86%	212,070	2,715	2.57%
Federal Home Loan Bank advances	1,857,914	42,596	4.62%	2,160,637	48,515	4.52%
Subordinated debt and other borrowings	427,715	16,118	7.60%	427,768	11,930	5.61%
Total interest-bearing liabilities	37,811,058	618,969	3.30%	34,044,055	668,577	3.95%
Noninterest-bearing deposits	8,347,489	—	—%	7,981,188	—	—%
Total deposits and interest-bearing liabilities	46,158,547	$618,969	2.70%	42,025,243	$668,577	3.20%
Other liabilities	461,187			396,762
Total liabilities	46,619,734			42,422,005
Shareholders' equity	6,559,020			6,110,669
Total liabilities and shareholders' equity	$53,178,754			$48,532,674
Net interest income		$743,961			$650,296
Net interest spread (3)			2.51%			2.21%
Net interest margin (4)			3.22%			3.09%
(1) Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in the above amounts.
(2) Yields computed on tax-exempt instruments on a tax equivalent basis and include $26.3 million of taxable equivalent income for the six months ended June 30, 2025 compared to $23.7 million for the six months ended June 30, 2024. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3) Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the six months ended June 30, 2025 would have been 3.10% compared to a net interest spread of 2.96% for the six months ended June 30, 2024.
(4) Net interest margin is the result of annualized net interest income calculated on a tax-equivalent basis divided by average interest-earning assets for the period.

For the three and six months ended June 30, 2025, our net interest margin was 3.23% and 3.22%, respectively, compared to 3.14% and 3.09%, respectively, for the same periods in 2024. The expansion in our net interest margin between the comparable three and six month periods ended June 30, 2025 and 2024, respectively, reflects increased average earning asset balances as well as a meaningful reduction in our cost of funds despite increased average interest-bearing deposit and interest-bearing liability balances. Additionally, our noninterest-bearing average deposit balances increased during the three and six months ended June 30, 2025 when compared to the comparable periods in 2024. During the three and six months ended June 30, 2025, our earning asset yield decreased by 38 basis points and 34 basis points, respectively, from the same periods in the prior year reflecting the impact of the 100 basis point decrease in short-term interest rates since September 2024. Our total funding rates, led by decreases in interest-bearing deposits rates, decreased by 50 basis points during both the three and six months ended June 30, 2025 compared to the same periods in the prior year.

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

Provision for Credit Losses. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. Our provision for credit losses was $24.2 million and $41.2 million, respectively, for the three and six months ended June 30, 2025 compared to $30.2 million and $64.7 million, respectively, for the same periods in 2024. The provision for credit losses is impacted by growth in our loan portfolio, recent historical and projected future economic conditions, our internal assessment of the credit quality of the loan portfolio and net charge-offs. The change in provision expense for the three and six month periods ended June 30, 2025 as compared to the same periods in 2024 is in part the result of a reduction in specific reserves associated with certain loans due to charge-offs, improvement in the financial condition of the borrowers or payoff of a portion of or, in certain cases, the full, outstanding balances of the related loans. Also impacting provision expense for the three and six months ended June 30, 2025 were net charge-offs totaling $18.7 million and $32.7 million, respectively, compared to $22.9 million and $39.1 million, respectively, for the same periods in 2024.

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

The following is a summary of our noninterest income for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		2025 - 2024	Six Months Ended June 30,		2025 - 2024
	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Noninterest income:
Service charges on deposit accounts	$17,092	$14,563	17.4%	$34,120	$28,002	21.8%
Investment services	19,324	15,720	22.9%	38,141	30,471	25.2%
Insurance sales commissions	3,693	3,715	(0.6)%	8,367	7,567	10.6%
Gains on mortgage loans sold, net	1,965	3,270	(39.9)%	4,472	6,149	(27.3)%
Investment losses on sales of securities, net	—	(72,103)	100.0%	(12,512)	(72,103)	82.6%
Trust fees	9,280	8,323	11.5%	18,620	15,738	18.3%
Income from equity method investment	26,027	18,688	39.3%	46,432	34,723	33.7%
Gain on sale of fixed assets	202	325	(37.8)%	412	383	7.6%
Other noninterest income:
Interchange and other consumer fees	20,248	20,191	0.3%	40,244	38,223	5.3%
Bank-owned life insurance	11,630	8,754	32.9%	21,263	19,698	7.9%
Loan swap fees	2,117	1,262	67.7%	3,502	1,840	90.3%
SBA loan sales	1,729	2,439	(29.1)%	3,232	3,668	(11.9)%
Gain from other equity investments	2,990	3,266	(8.5)%	2,831	6,149	(54.0)%
Other noninterest income	9,160	5,875	55.9%	14,759	23,883	(38.2)%
Total other noninterest income	47,874	41,787	14.6%	85,831	93,461	(8.2)%
Total noninterest income	$125,457	$34,288	>100%	$223,883	$144,391	55.1%

Service charges on deposit accounts increased $2.5 million, or 17.4%, and $6.1 million, or 21.8%, respectively, during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 primarily as a result of revenues from commercial deposit accounts, including analysis fee revenue, as well as increased merchant and check card fees reflective of growth in our deposit accounts and the economic strength of our markets.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income and was impacted in part during the three and six months ended June 30, 2025 by market volatility. For the three and six months ended June 30, 2025, commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, and fees from our wealth advisory group, PNFP Capital Markets, Inc., increased by approximately $3.6 million and $7.7 million, respectively, when compared to the three and six months ended June 30, 2024. At June 30, 2025 and 2024, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $14.7 billion and $11.9 billion, respectively, in brokerage assets. Revenues from the sale of insurance products by our insurance subsidiaries for the three and six months ended June 30, 2025 decreased by $22,000 and increased by $800,000, respectively, compared to the same periods in the prior year. Included in insurance revenues for the six months ended June 30, 2025 was $1.3 million of contingent income that was recorded in the period but based on 2024 sales production and claims experience compared to $949,000 recorded in the same period in the prior year that was based on 2023 sales production and claims experience. Additionally, at June 30, 2025 our trust department was receiving fees on approximately $7.7 billion of managed assets compared to $6.4 billion at June 30, 2024. We believe the improvement of $4.5 million, or 16.4%, and $11.4 million, or 21.1%, respectively, in income from our wealth management lines of business during the three and six months ended June 30, 2025 when compared to the three and six months ended June 30, 2024 is primarily attributable to an increase in capacity as we hire more revenue producers across the firm, but particularly in the areas of our most recent market extensions.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising or higher interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from quarter to quarter as the mortgage interest rate environment changes. Gains on mortgage loans sold, net, were $2.0 million and $4.5 million, respectively, for the three and six months ended June 30, 2025 compared to $3.3 million and $6.1 million, respectively, for the same periods in the prior year. The reduction in mortgage fee income was primarily attributable to higher mortgage interest rates year-over-year. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program whereby the hedge protects against changes in the fair value of the pipeline. The hedge is not designated as a hedge for U.S. GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. The change in the fair value of the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At June 30, 2025, the mortgage pipeline included $80.4 million in loans expected to close in 2025 compared to $101.3 million in loans at June 30, 2024 expected to close in 2024.

During the six months ended June 30, 2025, $188.5 million of investment securities were sold in our available-for-sale securities portfolio. Net losses on the sale of these investment securities were $12.5 million. During the six months ended June 30, 2024, $822.7 million of investment securities were sold in our available-for-sale securities portfolio. Net losses on the sale of these investment securities were $72.1 million. These securities were sold in an effort to reposition a portion of our securities portfolio to enhance future earning potential.

For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, we assess whether or not we intend to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because we did not intend to sell those available-for-sale securities that were in an unrealized loss position at June 30, 2025, and it was not more-likely-than-not that we would be required to sell the securities before recovery of their amortized cost bases, which may be maturity, we determined that no write-down was necessary at June 30, 2025.

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

Income from this equity-method investment was $26.0 million and $46.4 million, respectively, for the three and six months ended June 30, 2025 compared to $18.7 million and $34.7 million, respectively, for the same periods last year. In 2019, BHG began retaining more loans on its balance sheet. For much of its history, BHG has sold the majority of the loans it originates to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. BHG’s decision to sell loans through its auction platform (or, recently, directly to institutional investors) or retain loans on its balance sheet is impacted by a variety of factors, including interest rates, credit experience and demand levels from the community bank network of buyers and institutional buyers to whom BHG markets these loans. In a rising or elevated rate environment, BHG may choose to sell more loans if the cost of financing loans on its balance sheet is not as attractive as a sale, either directly to asset managers or through its auction platform, while in a falling or lower rate environment it may choose to retain more loans on its balance sheet if funding alternatives for doing so are attractive. During 2024 and the first six months of 2025, BHG sold loans totaling approximately $806 million and $919 million, respectively, directly to asset managers. Since 2020, BHG has completed ten securitizations totaling approximately $3.3 billion, with the latest securitization of approximately $400 million having been completed in the first quarter of 2025. BHG also entered into funding facilities in the fourth quarter of 2022, first quarter of 2023 and third quarter of 2024 including facilities with U.S. asset managers with outstanding balances of $375 million and $455 million at June 30, 2025 and December 31, 2024, respectively, and an annualized interest rate at June 30, 2025 of approximately 7.65%. These facilities, which are secured by loans on BHG's balance sheet, represent incremental funding sources to BHG. We anticipate that BHG will complete additional securitizations in the future or otherwise establish other borrowing facilities to facilitate the retention of additional loans on BHG's balance sheet.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets associated with Pinnacle Bank's investment in BHG of $41,000 and $81,000, respectively, for the three and six months ended June 30, 2025 compared to $59,000 and $118,000, respectively, for the three and six months ended June 30, 2024. At June 30, 2025, there were $5.6 million of these intangible assets that are expected to be amortized in lesser amounts over the next 11 years. Also included in income from equity-method investment is accretion income associated with the fair valuation of certain of BHG's liabilities of $26,000 and $55,000, respectively, for the three and six months ended June 30, 2025 compared to $35,000 and $74,000, respectively, for the three and six months ended June 30, 2024. At June 30, 2025, there were $42,000 of these liabilities that are expected to accrete into income in lesser amounts within the next year.

During the three and six months ended June 30, 2025, Pinnacle Bank received dividends of $77.2 million and $102.1 million, respectively, from BHG compared to $43.3 million and $46.9 million, respectively, received during the three and six months ended June 30, 2024. Dividends from BHG during such periods reduced the carrying amount of Pinnacle Bank's investment in BHG, while earnings from BHG during such periods increased the carrying amount of Pinnacle Bank's investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. During the three and six months ended June 30, 2025 and June 30, 2024, Pinnacle Bank purchased no loans from BHG. At June 30, 2025 and December 31, 2024, there were $132.1 million and $161.7 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. These loans were purchased at par from BHG by Pinnacle Bank and BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is between 4.50% and 6.00% per annum. During the three and six months ended June 30, 2025, Pinnacle Bank sold no BHG joint venture program loans back to BHG. During the three and six months ended June 30, 2024, Pinnacle Bank sold $20.5 million of BHG joint venture program loans back to BHG at par.

For the three and six months ended June 30, 2025, BHG reported $270.1 million and $510.8 million, respectively, in revenues, net of substitution and prepayment losses of $137.2 million and $269.8 million, respectively, compared to revenues of $228.8 million and $506.1 million, respectively, for the three and six months ended June 30, 2024, net of substitution and prepayment losses of $81.8 million and $160.7 million, respectively. Earnings from BHG are likely to fluctuate from period-to-period. Approximately $113.6 million and $208.6 million, respectively, or 42.1% and 40.8%, respectively, of BHG's revenues for the three and six months ended June 30, 2025 related to gains on the sale of commercial and consumer loans compared to $92.1 million and $201.9 million, respectively, or 40.3% and 39.9%, respectively, for the three and six months ended June 30, 2024. These loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan, although the purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the core product loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to originate the loan as well as marketing expenses associated with maintaining its business model. During the three and six months ended June 30, 2025, BHG sold loans to its network of community banks and other financial institutions totaling $1.2 billion and $2.6 billion, respectively, compared to $699 million and $1.6 billion, respectively, during the three and six months ended June 30, 2024. At June 30, 2025 and 2024, there were $8.0 billion and $7.1 billion, respectively, of these loans previously sold by BHG that were being actively serviced by the purchasing banks. BHG, at its sole option, may also provide purchasers of these loans the ability to substitute the acquired loan with another more recently-issued BHG loan should the previously-acquired loan become at least 90-days past due as to its monthly payments. As a result, BHG maintained a liability as of June 30, 2025 and 2024 of $624.4 million and $415.4 million, respectively, that represents an estimate of the future inherent losses for the outstanding core portfolio that may be subject to future substitution due to payment default or prepayment. This liability represents 7.8% and 5.9%, respectively, of core product loans previously sold by BHG that remain outstanding as of June 30, 2025 and 2024, respectively. The change in the dollar amount of this liability and the percentage of this liability to core product loans sold by BHG that remain outstanding during the six months ended June 30, 2025 compared to the comparable period ended June 30, 2024 was principally the result of an increase in the amount of loans previously sold by BHG to financial institutions that remain outstanding, BHG's historical loss experience with these loans and BHG management's estimate of future substitution and prepayment losses.

In addition to these loans that BHG sells into its auction market or directly to institutional investors, at both June 30, 2025 and 2024, BHG reported loans that remained on BHG's balance sheet totaling $3.1 billion. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At June 30, 2025 and 2024, BHG had $2.1 billion and $2.4 billion, respectively, of secured borrowings associated with loans held for investment. At June 30, 2025 and 2024, BHG reported an allowance for credit losses totaling $279.1 million and $270.9 million, respectively, with respect to the loans on its balance sheet. The increase in allowance for credit losses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was principally the result of projected changes in macroeconomic conditions incorporated into BHG's allowance for credit losses model. Interest income and fees associated with these on-balance sheet loans amounted to $136.1 million and $270.6 million, respectively, for the three and six months ended June 30, 2025 compared to $124.9 million and $265.5 million, respectively, for the three and six months ended June 30, 2024.

Included in our other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, Small Business Administration (SBA) loan sales and other noninterest income items. Interchange revenues were flat and increased 5.3% during the three and six months ended June 30, 2025 as compared to the same periods in 2024 primarily as a result of the volume of commercial credit card usage. Changes in the cash surrender value of bank-owned life insurance was $11.6 million and $21.3 million, respectively, for the three and six months ended June 30, 2025 compared to $8.8 million and $19.7 million, respectively, in the same periods in the prior year. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. During the first and second quarters of 2025, we purchased an additional $100 million and $50 million, respectively, in bank-owned life insurance policies. Loan swap fees increased $855,000 and $1.7 million, respectively, during the three and six months ended June 30, 2025 as compared to the same periods in 2024. SBA loan sales are included in other noninterest income and decreased by $710,000 and $436,000, respectively, during the three and six months ended June 30, 2025 when compared to the same periods in the prior year. The change in both loan swap fees and SBA loan sales are most directly impacted by the changing market conditions during the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investment. Income related to these investments decreased $276,000 and $3.3 million during the three and six months ended June 30, 2025 when compared to the same periods in the prior year. The other components of other noninterest income increased $3.3 million and decreased $9.1 million during the three and six months ended June 30, 2025 compared to the same periods in the prior year. The change during the six months ended June 30, 2025 is primarily the result of recognition during the first quarter of 2024 of an $11.8 million mortgage servicing right associated with our Freddie Mac Small Business Loan platform offset by processing fees related to various services provided to consumer clients and business partners.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, other real estate expenses and other operating expenses. The following is a summary of our noninterest expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		2025-2024	Six Months Ended June 30,		2025-2024
	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Noninterest expense:
Salaries and employee benefits:
Salaries and commissions	$111,897	$100,434	11.4%	$224,069	$198,206	13.0%
Cash and equity incentives	44,763	28,273	58.3%	75,622	52,184	44.9%
Employee benefits and other	24,586	21,410	14.8%	53,644	45,737	17.3%
Total salaries and employee benefits	181,246	150,117	20.7%	353,335	296,127	19.3%
Equipment and occupancy	48,043	41,036	17.1%	94,223	80,682	16.8%
Other real estate expense, net	137	22	>100%	195	106	84.0%
Marketing and other business development	8,772	6,776	29.5%	17,438	12,901	35.2%
Postage and supplies	3,192	3,135	1.8%	6,562	5,906	11.1%
Amortization of intangibles	1,400	1,568	(10.7%)	2,817	3,152	(10.6%)
Other noninterest expense:
Deposit related expense	14,988	15,749	(4.8%)	32,708	36,995	(11.6%)
Lending related expense	16,401	13,537	21.2%	32,496	26,230	23.9%
Wealth management related expense	980	856	14.5%	2,163	1,778	21.7%
Other noninterest expense	11,287	38,593	(70.8%)	19,996	49,877	(59.9%)
Total other noninterest expense	43,656	68,735	(36.5%)	87,363	114,880	(24.0%)
Total noninterest expense	$286,446	$271,389	5.5%	$561,933	$513,754	9.4%

Total salaries and employee benefits expenses increased $31.1 million and $57.2 million, respectively, for the three and six months ended June 30, 2025 compared to the same periods in 2024. The change in salaries and employee benefits was largely the result of an increase in our associate base in 2025 versus 2024 as well as annual merit increases effective in January 2025 and increases in cash and equity incentive accruals due to our belief at June 30, 2025 that we were likely to achieve a payout percentage under our annual cash incentive plan in 2025 that would be higher than what we believed we would pay out at June 30, 2024 under our 2024 annual cash incentive plan and an increase in the percentage of our performance-based vesting restricted stock units that we currently estimate our associates will earn under our performance-based vesting restricted stock unit awards based on estimated full-year performance through June 30, 2025. Our associate base increased to 3,627.0 full-time equivalent associates at June 30, 2025 from 3,469.0 at June 30, 2024. We expect total salary and benefit expenses for the year ended 2025 to increase when compared to the comparable period in 2024 as we continue our focus on hiring experienced bankers in all of our markets.

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

Cash incentive expense for the three and six months ended June 30, 2025 totaled $33.5 million and $53.6 million, respectively, compared to $17.5 million and $30.8 million, respectively, during the same prior year periods due to an increased number of associates and our estimate at June 30, 2025 that we are likely to achieve a payout percentage under our annual cash incentive plan in 2025 that would be higher than what we estimated we would pay out in the second quarter of 2024 under our annual cash incentive plan in 2024.

Also included in cash and equity incentives for the three and six months ended June 30, 2025 were approximately $4.8 million and $9.6 million, respectively, of compensation expenses related to equity-based restricted share awards compared to $4.5 million and $9.0 million, respectively, for the three and six months ended June 30, 2024 as well as approximately $6.3 million and $12.0 million, respectively, for the three and six months ended June 30, 2025 of compensation expenses related to equity-based restricted share units with either time-based or performance-based vesting criteria compared to $6.1 million and $12.0 million, respectively, for the three and six months ended June 30, 2024. Under our equity incentive plans, we provide a broad-based equity incentive program for all of our bank's associates, a significant percentage of which is performance-based for our senior executive officers. We believe that equity incentives provide a vehicle for all associates to become meaningful shareholders of Pinnacle Financial over an extended period of time and create a shareholder-centric culture throughout our organization.

Employee benefits and other expenses include costs associated with our 401k plan, health insurance, payroll taxes and contract labor. These expenses increased by $3.2 million and $7.9 million, respectively, for the three and six months ended June 30, 2025 compared to the same prior year periods. These increases reflect the increase in our associate base and increased employer costs to support the health insurance plans offered to our associate base in the respective periods.

Equipment and occupancy expenses for the three and six months ended June 30, 2025 were $48.0 million and $94.2 million, respectively, compared to $41.0 million and $80.7 million, respectively, for the three and six months ended June 30, 2024. The increases during the three and six month periods ended June 30, 2025 and 2024 are in part due to the relocation of our corporate headquarters to a new Nashville location in April 2025, the overall growth of our infrastructure, the construction and operation of additional locations and new technology implemented.

Marketing and business development expense for the three and six months ended June 30, 2025 was $8.8 million and $17.4 million, respectively, compared to $6.8 million and $12.9 million, respectively, for the three and six months ended June 30, 2024. The primary drivers of the increases in marketing and business development costs were our partnership with The Pinnacle, Nashville's newest live music venue, which opened in March 2025, and other factors including increases in both client and associate engagement expenses due to our increased headcount and market extensions. We continue to expect these costs to rise modestly in 2025 when compared to 2024 taking into account anticipated increases associated with the associates we have hired in the last twelve months and expect to hire during the remainder of 2025.

Intangible amortization expense was $1.4 million and $2.8 million, respectively, for the three and six months ended June 30, 2025 compared to $1.6 million and $3.2 million, respectively, for the same periods in 2024. At June 30, 2025, we had $6.7 million in core deposit intangible and $9.4 million in book of business intangible assets remaining, net of amortization. These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying assets. Annual amortization expense of these intangibles is estimated to decrease from $5.4 million to $1.1 million per year over the next five years with lesser amounts for the remaining amortization period.

Other noninterest expenses, which consists primarily of deposit, lending, wealth management and administrative expenses decreased by $25.1 million and $27.5 million, respectively, for the three and six months ended June 30, 2025 when compared to the three and six months ended June 30, 2024. The decrease is largely the result of approximately $27.6 million in fees paid during the second quarter of 2024 to terminate an agreement to resell $500.0 million of securities we had previously purchased. Additionally, deposit-related expenses were $15.0 million and $32.7 million, respectively, during the three and six months ended June 30, 2025 compared to $15.7 million and $37.0 million, respectively, for the three and six months ended June 30, 2024. Contributing to the decline in deposit-related expenses during the first six months of 2025 was the lack of an FDIC special assessment in 2025 compared to a $7.3 million special assessment in the first six months of 2024. Offsetting the decreased FDIC assessment costs were increases in costs associated with our specialty deposit programs. Lending related expenses, which represents costs associated with loan origination as well as operation of our credit card program, were $16.4 million and $32.5 million, respectively, for three and six months ended June 30, 2025 compared to $13.5 million and $26.2 million, respectively, for the three and six months ended June 30, 2024 and were impacted by the loss protection fees of $1.7 million and $3.3 million, respectively, during the three and six months ended June 30, 2025 associated with a credit default swap which we entered into in the second quarter of 2024. Wealth management related expenses during the three and six months ended June 30, 2025 grew $124,000 and $385,000, respectively, when compared to the same periods in 2024.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 56.7% and 58.1%, respectively, for the three and six months ended June 30, 2025 compared to 74.0% and 64.6%, respectively, for the three and six months ended June 30, 2024. Our efficiency ratio during the three and six months ended June 30, 2025 compared to the same periods in 2024 was both positively and negatively impacted by the changes to net interest income, noninterest income and noninterest expense discussed above.
Income Taxes. During the three and six months ended June 30, 2025, we recorded income tax expense of $35.8 million and $65.8 million, respectively, compared to $11.8 million and $39.2 million, respectively, for the three and six months ended June 30, 2024. Our effective tax rate for the three and six months ended June 30, 2025 was 18.4% and 18.0%, respectively, compared to 18.2% and 18.1%, respectively, for the three and six months ended June 30, 2024. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 25.00% at June 30, 2025 and 2024 primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust and municipal investment subsidiaries, participation in Tennessee's Community Investment Tax Credit program, tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax rate in each period was also impacted by the vesting of equity-based awards previously granted under our equity-based compensation program. For the three and six months ended June 30, 2025, we recognized excess tax benefits of $128,000 and $3.7 million, respectively, compared to excess tax benefits of $100,000 and $2.5 million, respectively, during the three and six months ended June 30, 2024 with respect to the vesting of equity-based awards.

Financial Condition

Our consolidated balance sheet at June 30, 2025 reflects an increase in total loans outstanding to $37.1 billion compared to $35.5 billion at December 31, 2024. Total deposits increased by $2.2 billion to $45.0 billion between December 31, 2024 and June 30, 2025. Total assets were $54.8 billion at June 30, 2025 compared to $52.6 billion at December 31, 2024.

Loans. The composition of loans at June 30, 2025 and at December 31, 2024 and the percentage (%) of each classification to total loans are summarized as follows (in thousands):

	June 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Commercial real estate:
Owner occupied	$4,744,806	12.8%	$4,388,531	12.4%
Non-owner occupied	8,285,390	22.3%	8,130,118	22.9%
Consumer real estate – mortgage	5,163,761	13.9%	4,914,482	13.9%
Construction and land development	3,412,060	9.2%	3,699,321	10.4%
Commercial and industrial	14,905,306	40.2%	13,815,817	38.9%
Consumer and other	593,841	1.6%	537,507	1.5%
Total loans	$37,105,164	100.0%	$35,485,776	100.0%

At June 30, 2025, our loan portfolio composition had changed slightly from the composition at December 31, 2024 with commercial real estate and commercial and industrial lending generally continuing to make up the largest segments of our portfolio. At June 30, 2025, approximately 36.4% of the outstanding principal balance of our commercial real estate loans was secured by owner occupied commercial real estate properties compared to 35.1% at December 31, 2024. Owner occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.

Lending Concentrations. We periodically analyze our loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2024
Lessors of nonresidential buildings	$4,666,080	$1,047,600	$5,713,680	$5,439,776
Lessors of residential buildings	2,331,534	505,820	2,837,354	2,871,227
New Housing For-Sale Builders	569,213	892,547	1,461,760	1,394,494
Music Publishers	869,544	457,952	1,327,496	1,114,105

Banking regulations have established guidelines for the construction ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300% of total risk-based capital. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At June 30, 2025, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 61.8% compared to 70.5% at December 31, 2024. Construction and land development, non-owner occupied commercial real estate and multifamily loans as a percentage of total risk-based capital were 228.6% and 242.2% as of June 30, 2025 and December 31, 2024, respectively. Over time, we have targeted a non-owner occupied commercial real estate, multifamily and construction and land development loans to total risk-based capital ratio of less than 225% and construction and land development loans to total risk-based capital ratio of less than 70%. As Pinnacle Bank is currently below its internal target for construction and land development loans, new loans are being originated using a measured underwriting process, focusing on high-quality developer clients primarily focused in the industrial and multifamily commercial real estate segments. Pinnacle Bank believes it has established appropriate controls to monitor and regulate its lending in these areas as it aims to keep the level of these loans to below the 100% and 300% thresholds.

The following table presents the maturity distribution of our loan portfolio by loan segment at June 30, 2025 according to contractual maturities of (1) one year or less, (2) after one but within five years, (3) after five but within fifteen years and (4) after fifteen years. The table also presents the portion of loans by loan segment that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index (dollars in thousands):

	Due in one year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial real estate:
Owner occupied	$280,546	$2,777,650	$1,190,063	$496,547	$4,744,806
Non-owner occupied	2,751,127	4,957,738	475,862	100,663	8,285,390
Consumer real estate - mortgage	142,455	508,279	335,403	4,177,624	5,163,761
Construction and land development	1,417,575	1,796,565	142,760	55,160	3,412,060
Commercial and industrial	3,653,125	8,776,963	2,025,029	450,189	14,905,306
Consumer and other	214,545	328,716	49,132	1,448	593,841
Total loans	$8,459,373	$19,145,911	$4,218,249	$5,281,631	$37,105,164

Loans with fixed interest rates:
Commercial real estate:
Owner occupied	$201,615	$1,501,315	$626,748	$249,958	$2,579,636
Non-owner occupied	594,364	2,531,449	173,803	44,128	3,343,744
Consumer real estate - mortgage	76,929	317,038	66,040	1,967,215	2,427,222
Construction and land development	135,506	254,197	46,696	47,098	483,497
Commercial and industrial	1,007,544	2,817,538	1,135,399	333,899	5,294,380
Consumer and other	93,494	147,726	47,589	1,377	290,186
Total loans	$2,109,452	$7,569,263	$2,096,275	$2,643,675	$14,418,665

Loans with variable interest rates:
Commercial real estate:
Owner occupied	$78,931	$1,276,335	$563,315	$246,589	$2,165,170
Non-owner occupied	2,156,763	2,426,289	302,059	56,535	4,941,646
Consumer real estate - mortgage	65,526	191,241	269,363	2,210,409	2,736,539
Construction and land development	1,282,069	1,542,368	96,064	8,062	2,928,563
Commercial and industrial	2,645,581	5,959,425	889,630	116,290	9,610,926
Consumer and other	121,051	180,990	1,543	71	303,655
Total loans	$6,349,921	$11,576,648	$2,121,974	$2,637,956	$22,686,499

The above information does not consider the impact of scheduled principal payments. Loans totaling $1.1 billion at their contractual floor or ceiling rate at June 30, 2025 are presented as fixed interest rate loans in the table above.

Loans in Past Due Status. The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Loans past due 30 to 89 days:
Commercial real estate:
Owner occupied	$3,879	$10,583
Non-owner occupied	1,368	1,217
Consumer real estate – mortgage	25,174	21,607
Construction and land development	345	125
Commercial and industrial	22,355	24,507
Consumer and other	3,853	4,092
Total loans past due 30 to 89 days	$56,974	$62,131

Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$11,821	$10,089
Non-owner occupied	29,765	39,469
Consumer real estate – mortgage	16,696	20,615
Construction and land development	1,691	1,541
Commercial and industrial	25,470	31,077
Consumer and other	1,226	1,160
Total loans past due 90 days or more	$86,669	$103,951

Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.16%	0.18%
Loans past due 90 days or more as a percentage of total loans	0.23%	0.29%
Total loans in past due status as a percentage of total loans	0.39%	0.47%

Potential Problem Loans. Potential problem loans, which are not included in nonperforming assets, amounted to approximately $45.8 million, or 0.1% of total loans at June 30, 2025, compared to $46.9 million, or 0.1% of total loans at December 31, 2024. Potential problem loans represent loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, or worse, but not considered nonperforming loans. No potential problem loans were past due at least 30 days but less than 90 days as of June 30, 2025.

Nonperforming Assets and Modified Loans. At June 30, 2025, we had $162.0 million in nonperforming assets compared to $149.1 million at December 31, 2024. Included in nonperforming assets were $157.2 million in nonaccrual loans and $4.8 million in OREO and other nonperforming assets at June 30, 2025 and $147.8 million in nonaccrual loans and $1.3 million in OREO and other nonperforming assets at December 31, 2024. The change in nonaccrual loans at June 30, 2025 as compared to December 31, 2024 is largely the result of one commercial real estate loan being assigned to nonaccrual status. At June 30, 2025, there were $46.2 million of modified loans to borrowers experiencing financial difficulty, of which $4.6 million were accruing as of the modification date and remain on accrual status.

Allowance for Credit Losses on Loans (ACL). The current expected credit losses (CECL) methodology requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, the ACL represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses on outstanding loans as of the date of its calculation. As of June 30, 2025 and December 31, 2024, our ACL was approximately $422.1 million and $414.5 million, respectively, which our management believed to be adequate at each of the respective dates. Our ACL as a percentage of total loans was 1.14% at June 30, 2025 compared to 1.17% at December 31, 2024. The change in the ACL as a percentage of total loans since December 31, 2024 is in large part the result of a reduction in specific reserves associated with certain loans due to charge-offs, improvement in the financial condition of the borrowers or payoff of a portion of or, in certain cases, the full, outstanding balances of the related loans. Changes in the macroeconomic environment were less impactful to the overall change in the ACL in the six months ended June 30, 2025.

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

Under the CECL methodology, the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period, losses are reverted to long term historical averages. At both June 30, 2025 and December 31, 2024, a reasonable and supportable period of fifteen months was utilized for all loan segments followed by a twelve month straight line reversion period to long term averages.

The following table sets forth, based on management's estimate, the allocation of the allowance for credit losses on loans to categories of loans, loan balances by category, the percentage of loans in each category to total loans and allowance for credit losses as a percentage of total loans within each loan category as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025				December 31, 2024
	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)	ACL Allocated ($)	Total Loans ($)	ACL to Total Loans (%)	Loans to Total Loans (%)
Commercial real estate:
Owner occupied	$37,070	$4,744,806	0.78%	12.8%	$36,997	$4,388,531	0.84%	12.4%
Non-owner occupied	69,661	8,285,390	0.84%	22.3%	80,654	8,130,118	0.99%	22.9%
Consumer real estate - mortgage	87,296	5,163,761	1.69%	13.9%	80,042	4,914,482	1.63%	13.9%
Construction and land development	32,753	3,412,060	0.96%	9.2%	33,620	3,699,321	0.91%	10.4%
Commercial and industrial	187,020	14,905,306	1.25%	40.2%	174,799	13,815,817	1.27%	38.9%
Consumer and other	8,325	593,841	1.40%	1.6%	8,382	537,507	1.56%	1.5%
Total	$422,125	$37,105,164	1.14%	100.0%	$414,494	$35,485,776	1.17%	100.0%

The following table presents information related to credit losses on loans by loan segment for the six months ended June 30, 2025 and year ended December 31, 2024 (in thousands):

	Provision for credit losses	Net (charge-offs) recoveries	Average loans	Ratio of net (charge-offs) recoveries to average loans (1)
For the six months ended June 30, 2025:
Commercial real estate:
Owner occupied	$327	$(254)	$4,523,105	(0.01)%
Non-owner occupied	(10,918)	(75)	8,328,918	—%
Consumer real estate - mortgage	7,932	(678)	4,994,612	(0.03)%
Construction and land development	(869)	2	3,537,733	—%
Commercial and industrial	41,331	(29,110)	14,414,970	(0.41)%
Consumer and other	2,557	(2,614)	507,310	(1.04)%
Total	$40,360	$(32,729)	$36,306,648	(0.18)%
For the year ended December 31, 2024:
Commercial real estate:
Owner occupied	$14,734	$(9,242)	$4,148,383	(0.22)%
Non-owner occupied	35,597	(12,630)	8,025,805	(0.16)%
Consumer real estate - mortgage	8,176	(31)	4,859,901	—%
Construction and land development	(5,521)	(1)	3,720,471	—%
Commercial and industrial	65,542	(49,712)	12,534,846	(0.40)%
Consumer and other	7,061	(6,649)	466,804	(1.42)%
Total	$125,589	$(78,265)	$33,756,210	(0.23)%
(1) Net charge-offs for the year-to-date period ended June 30, 2025 have been annualized.

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

Based upon our evaluation of the loan portfolio, we believe the allowance for credit losses on loans to be adequate to absorb our estimate of expected future credit losses on loans outstanding at June 30, 2025. While our policies and procedures used to estimate the allowance for credit losses as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for credit losses and, thus, the resulting provision for credit losses.

Investments. Our investment securities portfolio, consisting primarily of U.S. Treasury securities, Federal agency bonds, mortgage-backed securities and state and municipal securities, amounted to $9.1 billion and $8.4 billion at June 30, 2025 and December 31, 2024, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, as collateral for public funds deposits and as a potential liquidity source. A summary of our investment portfolio at June 30, 2025 and December 31, 2024 follows:

	June 30, 2025	December 31, 2024
Weighted average life	10.90 years	11.03 years
Effective duration*	2.66%	2.11%
Tax equivalent yield	4.44%	4.27%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of June 30, 2025 and December 31, 2024 was 6.39% and 6.18%, respectively.

Restricted Cash. Our restricted cash balances totaled approximately $112.5 million at June 30, 2025 compared to $93.6 million at December 31, 2024. This restricted cash is maintained at other financial institutions as collateral primarily for our derivative portfolio. The increase in restricted cash is attributable primarily to an increase in collateral requirements on certain derivative instruments for which the fair value has decreased. See Note 9. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q.

Securities Purchased with Agreement to Resell. At June 30, 2025 and December 31, 2024, we had $93.3 million and $66.4 million, respectively, in securities purchased with agreement to resell. This balance is the result of repurchase agreement transactions with financial institution counterparties. We initially secured many of these investments to allow us to deploy some of our then excess liquidity position into instruments that improved the return on funds in the then current historically low interest rate environment. The remaining repurchase agreements are set to mature in 2026.

Deposits and Other Borrowings. We had approximately $45.0 billion of deposits at June 30, 2025 compared to $42.8 billion at December 31, 2024. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. At June 30, 2025 and December 31, 2024, we estimate that we had approximately $18.6 billion and $16.5 billion, respectively, in uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. We estimate that we had approximately $3.1 billion and $2.4 billion, respectively, in our uninsured deposits at June 30, 2025 and December 31, 2024, respectively, which were collateralized at those dates. We routinely enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns for their excess funds) amounted to $258.5 million at June 30, 2025 and $230.2 million at December 31, 2024. Additionally, at June 30, 2025 and December 31, 2024, Pinnacle Bank had borrowed $1.8 billion and $1.9 billion, respectively, in advances from the Federal Home Loan Bank of Cincinnati (FHLB). The amount of FHLB advances at each date was impacted by our decision in the first half of 2023 to increase our levels of on-balance sheet liquidity in response to the then current economic environment and its impact on the banking sector following the failures of multiple high-profile banking institutions. At June 30, 2025, Pinnacle Bank had approximately $3.1 billion in additional availability with the FHLB; however, incremental borrowings are subject to applicable collateral requirements and are made in a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or noncore funding as shown in the table below. The following table represents the balances of our deposits and other funding, the average rate paid for each type and the percentage of each type to the total at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	Average Rate Paid	Percent	December 31, 2024	Average Rate Paid	Percent
Core funding:
Noninterest-bearing deposit accounts	$8,640,759	0.00%	18.2%	$8,170,448	0.00%	18.0%
Interest-bearing demand accounts	7,376,272	2.79%	15.5%	6,557,434	3.11%	14.5%
Savings and money market accounts	12,940,019	2.60%	27.3%	11,871,478	3.18%	26.2%
Time deposit accounts less than $250,000	1,759,314	3.61%	3.7%	1,811,134	4.01%	4.0%
Reciprocating deposits (1)	8,304,840	3.57%	17.5%	8,868,699	4.27%	19.5%
Reciprocating CD accounts (1)	739,833	4.22%	1.6%	767,711	4.67%	1.7%
Total core funding	39,761,037	2.37%	83.8%	38,046,904	2.77%	83.9%
Noncore funding:
Relationship based noncore funding:
Other time deposits	2,067,693	4.03%	4.4%	1,492,395	4.58%	3.3%
Securities sold under agreements to repurchase	258,454	1.86%	0.5%	230,244	2.46%	0.5%
Total relationship based noncore funding	2,326,147	3.76%	4.9%	1,722,639	4.34%	3.8%
Wholesale funding:
Brokered deposits	2,796,919	4.39%	5.9%	3,024,980	4.79%	6.7%
Brokered time deposits	373,595	4.72%	0.8%	278,713	4.91%	0.6%
Federal Home Loan Bank advances	1,775,470	4.62%	3.7%	1,874,134	4.57%	4.1%
Subordinated debt and other funding	426,263	7.63%	0.9%	425,821	6.36%	0.9%
Total wholesale funding	5,372,247	4.74%	11.3%	5,603,648	4.83%	12.3%
Total noncore funding	7,698,394	4.48%	16.2%	7,326,287	4.71%	16.1%
Totals	$47,459,431	2.70%	100.0%	$45,373,191	3.11%	100.0%

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

As noted in the table above, our core funding as a percentage of total funding decreased slightly, decreasing from 83.9% at December 31, 2024 to 83.8% at June 30, 2025 and remained above internal policies. We continue to create and implement new and enhanced deposit gathering initiatives each year as part of our annual strategic planning process in recognition of the more challenging deposit gathering environment we are currently experiencing. When wholesale funding is necessary to complement our core deposit base, management determines which source is best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy imposes limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of June 30, 2025.

The amount of time deposits as of June 30, 2025 amounted to $4.9 billion. The following table shows our time deposits in denominations of less than $250,000 and in denominations of $250,000 and greater by category based on time remaining until maturity and the weighted average rate for each category as of June 30, 2025 (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250
Three months or less	$871,714	3.65%
Over three but less than six months	728,384	3.68%
Over six but less than twelve months	864,672	3.79%
Over twelve months	349,874	3.54%
	$2,814,644	3.69%
Denominations $250 and greater
Three months or less	$1,079,693	4.08%
Over three but less than six months	467,576	3.85%
Over six but less than twelve months	466,155	3.81%
Over twelve months	112,367	3.60%
	$2,125,791	3.95%
Totals	$4,940,435	3.80%

Subordinated debt and other borrowings. Pinnacle Bank receives advances from the FHLB pursuant to the terms of various borrowing agreements which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At June 30, 2025 and December 31, 2024, Pinnacle Bank had received advances from the FHLB totaling $1.8 billion and $1.9 billion, respectively. At June 30, 2025, the scheduled maturities of FHLB advances and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates (1)
2025	$—	—%
2026	162,500	4.00%
2027	242,063	4.15%
2028	1,375,000	3.97%
2029	—	—%
Thereafter	11	2.75%
	1,779,574
Fair value hedging adjustment	(4,104)
Total Federal Home Loan Bank advances	$1,775,470
Weighted average interest rate		4.00%
(1)Some FHLB advances include variable interest rates that could increase or decrease in the future. The table reflects rates in effect as of June 30, 2025.

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

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at June 30, 2025	Coupon Structure at June 30, 2025
Trust preferred securities
PNFP Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	7.37%	3-month SOFR + 2.80% (1)
PNFP Statutory Trust II	September 15, 2005	September 30, 2035	20,619	5.96%	3-month SOFR + 1.40% (1)
PNFP Statutory Trust III	September 7, 2006	September 30, 2036	20,619	6.21%	3-month SOFR + 1.65% (1)
PNFP Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	7.43%	3-month SOFR + 2.85% (1)
BNC Capital Trust I	April 3, 2003	April 15, 2033	5,155	7.77%	3-month SOFR + 3.25% (1)
BNC Capital Trust II	March 11, 2004	April 7, 2034	6,186	7.37%	3-month SOFR + 2.85% (1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	6.92%	3-month SOFR + 2.40% (1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	6.26%	3-month SOFR + 1.70% (1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	7.66%	3-month SOFR + 3.10% (1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	6.07%	3-month SOFR + 1.49% (1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	6.27%	3-month SOFR+ 1.73% (1)
Southcoast Capital Trust III	August 5, 2005	September 30, 2035	10,310	6.06%	3-month SOFR + 1.50% (1)

Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	7.36%	3-month SOFR + 3.04% (2)

Debt issuance costs and fair value adjustments			(6,732)
Total subordinated debt and other borrowings			$426,263
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

Capital Resources. At June 30, 2025 and December 31, 2024, our shareholders' equity amounted to $6.6 billion and $6.4 billion, respectively. At June 30, 2025 and December 31, 2024, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 11. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-Q for additional information regarding our capital ratios.

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

From time to time we may be required to support the capital needs of our bank. At June 30, 2025, we had approximately $222.0 million of cash at the parent company that could be used to support our bank. We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

Share Repurchase Program. On January 21, 2025, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon expiration of the share repurchase program that expired on March 31, 2025. The new authorization is to remain in effect through March 31, 2026. We did not purchase any shares under the prior or current share repurchase programs during 2024 or the first six months of 2025.

Dividends. Pursuant to Tennessee banking law, our bank may not, without the prior consent of the Commissioner of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank's retained net profits for that year plus the retained net profits for the preceding two years, which was $1.2 billion at June 30, 2025. Additionally, approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Pinnacle Bank to fall below specified minimum levels. During the six months ended June 30, 2025, the bank paid dividends of $60.9 million to us which is within the limits allowed by banking regulations.

During the three and six months ended June 30, 2025, we paid $18.9 million and $37.8 million, respectively, in dividends to our common shareholders and $3.8 million and $7.6 million, respectively, in dividends on our Series B Preferred Stock. On July 15, 2025, our board of directors declared a $0.24 per share quarterly cash dividend to common shareholders which should approximate $18.8 million in aggregate dividend payments that are expected to be paid on August 29, 2025 to common shareholders of record as of the close of business on August 1, 2025. Additionally, on that same day, our board of directors approved a quarterly dividend of approximately $3.8 million, or $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock payable on September 1, 2025 to shareholders of record at the close of business on August 17, 2025. The amount and timing of all future dividend payments, if any, is subject to board discretion and will depend on our earnings, capital position, financial condition and other factors, including, if necessary, our receipt of dividends from Pinnacle Bank, regulatory capital requirements, as they become known to us and receipt of any regulatory approvals that may become required as a result of our and our bank subsidiary's financial results.

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

	Estimated % Change in Net Interest Income Over 12 Months
	June 30, 2025	June 30, 2024
Instantaneous Rate Change
300 bps increase	(2.22)%	(0.15)%
200 bps increase	(0.69)%	0.37%
100 bps increase	0.06%	0.48%
100 bps decrease	0.57%	(1.41)%
200 bps decrease	0.91%	(2.12)%
300 bps decrease	(0.55)%	(3.24)%

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

The change in interest rate sensitivity between June 30, 2025 and June 30, 2024 set out in the table above is due to factors impacting both the asset and liability side of the balance sheet. Over the past year, securities with an effective variable rate have increased as a percentage of interest-earning assets while non-maturity deposits indexed to the federal funds rate increased as a percentage of interest-bearing liabilities. These two factors were the primary drivers behind reduced asset sensitivity and a more neutral interest rate position at June 30, 2025 as compared to June 30, 2024.

At June 30, 2025, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At June 30, 2025, our EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

	June 30, 2025	June 30, 2024
Instantaneous Rate Change
300 bps increase	(15.41)%	(18.92)%
200 bps increase	(10.07)%	(12.95)%
100 bps increase	(4.92)%	(6.61)%
100 bps decrease	5.14%	7.05%
200 bps decrease	8.13%	11.61%
300 bps decrease	(1.88)%	1.93%

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

At June 30, 2025, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

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

To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. The amount of the appropriate minimum liquid asset balance is determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At June 30, 2025, we were in compliance with our liquidity coverage ratio.

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

As noted previously, Pinnacle Bank is a member of the FHLB and, pursuant to a borrowing agreement with the FHLB, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB to increase or decrease our borrowing capacity at the FHLB. At June 30, 2025, we believe we had an estimated $3.1 billion in additional borrowing capacity with the FHLB; however, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

Pinnacle Bank also has accommodations with upstream correspondent banks for unsecured short-term advances which aggregate $105.0 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than one month. There were no outstanding borrowings under these agreements at June 30, 2025, or during the period then ended, although we test the availability of these accommodations periodically. Pinnacle Bank also had approximately $6.4 billion in available Federal Reserve discount window lines of credit at June 30, 2025.

At June 30, 2025, excluding reciprocating time and money market deposits issued through the IntraFi network, we had approximately $3.2 billion in brokered deposits and $15.5 billion in uninsured and uncollateralized deposits. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid.

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

At June 30, 2025, we had no individually significant commitments for capital expenditures as substantially all of the capital expenditures related to the relocation of our corporate headquarters have been incurred. Expansion of our locations, including non-branch locations, will increase over an extended period of time across our footprint, including the markets to which we have recently expanded, and certain of our locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. In addition to the above noted expenditures, if we were to breach the terms of one of the leases entered into in the sale-leaseback transaction completed in the second quarter of 2023 and the counterparty terminated the lease in accordance with its terms, we may be forced to expend significant amounts of capital expenditures to lease, procure and build or renovate a suitable replacement office. Additionally, we expect we will continue to incur costs associated with planned technology improvements to enhance the infrastructure of our firm.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds).

We have certain contractual obligations as of June 30, 2025, which by their terms have a contractual maturity and termination dates subsequent to June 30, 2025. Each of these commitments is noted throughout Item 2. Management's Discussion and Analysis. Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor and creditor requirements over the next twelve months and that we will have adequate liquidity to meet our obligations over a longer-term as well.

Off-Balance Sheet Arrangements. At June 30, 2025, we had outstanding standby letters of credit of $486.6 million and unfunded loan commitments outstanding of $16.0 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate securities available-for-sale, or on a short-term basis, to borrow and purchase federal funds from other financial institutions.

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At June 30, 2025, we had accrued reserves of $13.3 million related to expected credit losses associated with off-balance sheet commitments.

Recently Adopted Accounting Pronouncements

See "Part I - Item 1. Consolidated Financial Statements - Note. 1 Summary of Significant Accounting Policies" of this Form 10-Q for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 3 is included on pages 43 through 66 of Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or 15d-(f)) occurred during the fiscal quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party arise from time to time in the normal course of business. There are no material pending legal proceedings to which Pinnacle Financial or a subsidiary of Pinnacle Financial is a party or of which any of their property is the subject.

ITEM 1A.  RISK FACTORS

Investing in Pinnacle Financial involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in Pinnacle Financial have been outlined in Part II, Item 1A of the Form 10-K. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition. Except as set forth in this Item 1A, there has been no material change to our risk factors as previously disclosed in the Form 10-K.

The consummation of our proposed merger with Synovus is contingent upon the satisfaction of a number of conditions, including shareholder and regulatory approvals, that may be outside of our and Synovus’ control and that we and Synovus may be unable to satisfy or obtain or which may delay the consummation of the merger or result in the imposition of conditions that could reduce the anticipated benefits from the merger or cause the parties to abandon the merger.

Consummation of our proposed merger with Synovus is contingent upon the satisfaction of a number of conditions, some of which are beyond our and Synovus’ control, including, among others:

•adoption of the merger agreement by our shareholders and by Synovus’ shareholders;
•authorization for listing on the NYSE of the shares of Newco common stock to be issued in the merger, subject to official notice of issuance;
•the receipt of required regulatory approvals, including the approval of the Board of Governors of the Federal Reserve System, the Tennessee Department of Financial Institutions and the Georgia Department of Banking and Finance;
•effectiveness of the registration statement on Form S-4 for the Newco common stock to be issued in the proposed merger; and
•the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger or making the completion of the merger illegal.

Each party's obligation to complete the merger is also subject to certain additional customary conditions, including:

•subject to certain exceptions, the accuracy of the representations and warranties of the other party;
•performance in all material respects by the other party of its obligations under the merger agreement; and
•receipt by such party of an opinion from its counsel to the effect that the proposed merger will qualify as a reorganization within the meaning of Section 368(a) of the IRC.

These conditions to the closing of our proposed merger with Synovus may not be fulfilled in a timely manner or at all, and, accordingly, the proposed merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after receipt of the requisite approvals by our and Synovus’ shareholders, or we or Synovus may elect to terminate the merger agreement in certain other circumstances.

As a condition to granting required regulatory approvals, governmental entities may impose conditions, limitations or costs, require divestitures or place restrictions on the conduct of Newco’s business after the closing of the proposed merger. Such conditions or changes and the process of obtaining regulatory approvals could, among other things, have the effect of delaying completion of the proposed merger or of imposing additional costs or limitations on Newco following the proposed merger, any of which may have an adverse effect on Newco following the proposed merger.

We and Synovus may also be subject to lawsuits challenging the proposed merger, and adverse rulings in these lawsuits may delay or prevent the proposed merger from being completed or require us or Synovus to incur significant costs to defend or settle these lawsuits. Any delay in completing the proposed merger could cause Newco not to realize, or to be delayed in realizing, some or all of the benefits that we and Synovus expect to achieve if the proposed merger is successfully completed within its expected time frame.

We may not be able to successfully integrate Synovus or to realize the anticipated benefits of our proposed merger with Synovus.

Upon the consummation of the proposed merger with Synovus, we and Synovus will begin the process of integrating our two companies. A successful integration of our and Synovus’ businesses will depend substantially on our ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our business with Synovus’ business without encountering difficulties, such as:

• the loss of key employees;
• the disruption of operations and business;
•inability to maintain and increase competitive presence;
•loan and deposit attrition, customer loss and revenue loss;
•possible inconsistencies in standards, control procedures and policies;
• unexpected problems with costs, operations, personnel, technology and credit; and/or
•problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.

Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our and Synovus’ successful integration of our businesses.

Further, we have entered into the merger agreement with Synovus, with the expectation that our combination with Synovus will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of the proposed merger with Synovus is subject to a number of uncertainties, including whether we integrate our and Synovus’s businesses in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of the shares of the combined company resulting from the proposed merger as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our and the combined company’s business, financial condition and operating results. Additionally, upon consummation of the proposed merger with Synovus, we will make fair value estimates in recording that transaction. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the proposed merger. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

While the proposed merger is pending, we will be subject to business uncertainties and contractual restrictions that could adversely affect our business and operations.

Uncertainty about the effect of the proposed merger on employees, customers and other persons with whom we or Synovus have a business relationship may have an adverse effect on our business, operations and stock price. Existing customers of ours and Synovus could decide to no longer do business with us, Synovus or the combined company, reducing the anticipated benefits of the merger. We and Synovus are also subject to certain restrictions on the conduct of our respective businesses while the proposed merger is pending. As a result, certain other projects may be delayed or abandoned and business decisions could be deferred. Employee retention at our company or Synovus may be challenging before completion of the proposed merger, as certain employees may experience uncertainty about their future roles with the combined company, and these retention challenges will require us to incur additional expenses in order to retain key employees. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, Synovus or the combined company, the benefits of the proposed merger could be materially diminished.

The combined company following our proposed merger with Synovus will incur significant transaction and merger-related costs in connection with the proposed merger.

We expect to incur significant costs associated with combining the operations of Synovus with our operations. We just recently began collecting information in order to formulate detailed integration plans to deliver anticipated cost savings. Additional unanticipated costs may be incurred in the integration of our and Synovus’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Whether or not our proposed merger with Synovus is consummated, we will incur substantial expenses, such as legal, accounting and financial advisory fees, in pursuing the proposed merger which will adversely impact our earnings. Completion of the proposed merger is conditioned upon customary closing conditions, including the receipt of all required governmental authorizations, consents, orders and approvals, including approval by certain federal and state banking regulators. We and Synovus intend to pursue all required approvals in accordance with the requirements of the merger agreement that we and Synovus have executed in connection with the proposed merger. However, there can be no assurance that such approvals will be obtained on the anticipated timeframe, or at all.

Failure to complete our proposed merger with Synovus could cause our results to be adversely affected, our stock price to decline or have a material and adverse effect on our liquidity and capital resources.

If our proposed merger with Synovus is not completed for any reason, our stock price may decline because costs related to the proposed merger, such as legal, accounting and certain financial advisory fees, must be paid even if the proposed merger is not completed. In addition, if the proposed merger is not completed our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the proposed merger with Synovus, we would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•we may experience negative reactions from our customers, vendors and associates; and
•our management team will have devoted substantial time and resources to matters relating to the proposed merger (including integration planning), and would otherwise have devoted their time and resources to other opportunities that may have been beneficial to us as an independent financial institution.

Moreover, if Synovus terminates the merger agreement because our board of directors withdraws or modifies or qualifies its recommendation that our shareholders vote in favor of the proposed merger, we may be required to pay a termination fee of $425.0 million to Synovus. In addition, if our proposed merger with Synovus is not completed, whether because of our failure to receive approval from our shareholders or required regulatory approvals in a timely fashion or because we have breached our obligations in a way that permits Synovus to terminate the merger agreement, or for any other reason, our stock price may decline to the extent that the current market price reflects a market assumption that the proposed merger will be completed.

Our proposed merger with Synovus involves risks unlike those we have faced in connection with our other acquisitions.

For the proposed merger with Synovus to be successful, we will need to, among other things, successfully export our business strategies to the markets in which Synovus operates where we do not operate today and effectively manage a combined company that is over 50% larger than our present size, measured by total assets. The company resulting from our proposed merger with Synovus will rely heavily on Synovus’ existing personnel to grow loan and deposit balances in those markets where we don’t currently have a presence and if the resulting company is unable to retain our and Synovus’ key employees that company’s results of operations may be materially and adversely affected. In addition, if the combined company is not able to increase the amount of core funding, particularly in lower cost deposits, its net interest margin and liquidity may be adversely affected which could result in a material and adverse impact on its results of operations.

In order to consummate the proposed merger, and the proposed merger of our and Synovus’ bank subsidiaries, the company into which we and Synovus are merging will be required to receive certain regulatory approvals. The complexity, size and geographic scope of our proposed merger with Synovus may result in these required regulatory approvals being granted more slowly or not at all. If the company into which we and Synovus are merging is unable to secure the required regulatory approvals to consummate the proposed merger as quickly as we have in other transactions that we have consummated, that combined company’s ability to achieve the synergies and cost savings that we and Synovus have estimated can be achieved in this transaction may be delayed and the combined company’s results of operations may be materially and adversely affected. Moreover, a delay in receiving any required regulatory approvals may cause our stock price to decline. Moreover, as a condition to their approval of the proposed merger, certain regulators may require the resulting company to increase its capital levels above those we or Synovus maintain separately or may impose requirements, limitations or costs or place restrictions on the conduct of the business of the combined company after the closing of the proposed merger. Any one of these requirements, limitations, costs or restrictions could jeopardize or delay the effective time of the proposed merger or materially reduce the anticipated benefits of the transaction and could adversely affect the ability of the combined company to integrate our and Synovus’ businesses and/or reduce or eliminate the anticipated benefits of the proposed merger. This could result in a failure to consummate the proposed merger or have a material adverse effect on the business and results of operations of the combined company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table discloses shares of our common stock repurchased during the three months ended June 30, 2025.

Period	Total Number of Shares Repurchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	4,888	$95.36	—	125,000,000
May 1, 2025 to May 31, 2025	102	107.73	—	125,000,000
June 1, 2025 to June 30, 2025	175	109.56	—	125,000,000
Total	5,165	$96.14	—	125,000,000
______________________
(1)During the quarter ended June 30, 2025, 16,624 shares of restricted stock and restricted stock units previously awarded to certain of the participants in our equity incentive plans vested. We withheld 5,165 shares of common stock to satisfy tax withholding requirements associated with the vesting of these awards.

(2)On January 21, 2025, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the previously authorized share repurchase program that expired on March 31, 2025. The new authorization is to remain in effect through March 31, 2026. Share repurchases may be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of Pinnacle Financial, after the board of directors of Pinnacle Financial authorizes a repurchase program. The approved share repurchase program does not obligate Pinnacle Financial to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. Stock repurchases generally are effected through open market purchases, and may be made through unsolicited negotiated transactions. The timing of these repurchases will depend on market conditions and other requirements. Pinnacle Financial did not repurchase any shares under its share repurchase program during the three months ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

ITEM 6.  EXHIBITS

2.1
Agreement and Plan of Merger, dated as of July 24, 2025, by and among Pinnacle Financial Partners, Inc., Synovus Financial Corp. and Steel Newco Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on 8-K filed with the SEC on July 25, 2025.##

3.1
Amended and Restated Charter, as amended (restated for SEC filing purposes only), incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 9, 2025.

10.1
Letter Agreement, dated July 24, 2025, by and between Pinnacle Financial Partners, Inc. and M. Terry Turner, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed with the SEC on July 25, 2025.#

10.2
Letter Agreement, dated July 24, 2025, by and between Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on 8-K filed with the SEC on July 25, 2025.#

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101)

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
##	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

August 7, 2025	/s/ M. Terry Turner
M. Terry Turner
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2025	/s/ Harold R. Carpenter
Harold R. Carpenter
Chief Financial Officer
(Principal Financial and Accounting Officer)